Form 10-Q
period 2011-07-01
Delta Tucker Holdings, Inc.
filed 2011-08-15
CIK 1514226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number: 333-173746

DELTA TUCKER HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	27-2525959
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3190 Fairview Park Drive, Suite 700, Falls Church, Virginia 22042

(571) 722-0210

(Address, including zip code, and telephone number, including area code,

of registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 15, 2011 the registrant had 100 shares of its Class A common stock outstanding.

DELTA TUCKER HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

Disclosure Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created by the Private Securities Litigation Reform Act of 1995 under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). Without limiting the foregoing, the words “believes,” “thinks,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. Forward-looking statements involve risks and uncertainties. Statements regarding the amount of our backlog and estimated total contract values are other examples of forward-looking statements. We caution that these statements are further qualified by important economic, competitive, governmental, international and technological factors that could cause our business, strategy, projections or actual results or events to differ materially, or otherwise, from those in the forward-looking statements. These factors, risks and uncertainties include, among others, the following:

•	the future impact of mergers acquisitions, joint ventures or teaming agreements;

•	our substantial level of indebtedness and changes in availability of capital and cost of capital;

•	the outcome of any material litigation, government investigation, government audit or other regulatory matters;

•	policy and/or spending changes implemented by the Obama Administration, any subsequent administration or Congress;

•	termination or modification of key United States (“U.S.”) government or commercial contracts, including subcontracts;

•

changes in the demand for services that we provide or work awarded under our contracts, including without limitation, the Civilian Police, International Narcotics and Law Enforcement, Worldwide Personal Protection Services and Logistics Civil Augmentation Program (“LOGCAP IV”) contracts;

•	pursuit of new commercial business in the U.S. and abroad;

•	activities of competitors and the outcome of bid protests;

•	changes in significant operating expenses;

•	impact of lower than expected win rates for new business;

•	general political, economic, regulatory and business conditions in the U.S. or in other countries in which we operate;

•	acts of war or terrorist activities;

•	variations in performance of financial markets;

•	the inherent difficulties of estimating future contract revenue and changes in anticipated revenue from indefinite delivery, indefinite quantity contracts;

•	the timing or magnitude of any award fee granted under our government contracts, including, but not limited to, LOGCAP IV;

•	changes in expected percentages of future revenue represented by fixed-price and time-and-materials contracts, including increased competition with respect to task orders subject to such contracts;

•	termination or modification of key subcontractor performance or delivery;

•

statements covering our business strategy, those described in “Item 1A. Risk Factors” of this Quarterly Report and under “Risk Factors” in our Registration Statement on Form S-4 (File No. 333-173746) declared effective by the SEC on June 21, 2011 and other risks detailed from time to time in our reports filed with the SEC; and

•	other risks detailed from time to time in our reports posted to our website or made available publicly through other means.

Accordingly, such forward-looking statements do not purport to be predictions of future events or circumstances and therefore, there can be no assurance that any forward-looking statement contained herein will prove to be accurate. We assume no obligation to update the forward-looking statements.

Calendar Year and Predecessor/Successor Periods

We report the results of our operations using a 52-53 week basis ending on the Friday closest to December 31. Included in this Quarterly Report are (a) our unaudited condensed consolidated statements of operations for the three and six months ended July 1, 2011 and the related statements of equity, and cash flow for the six months ended July 1, 2011 and (b) our unaudited condensed consolidated statement of operations for the three months ended July 2, 2010. The unaudited condensed consolidated balance sheet is included for the periods as of July 1, 2011 and December 31, 2010. Also included are the unaudited condensed consolidated statements of operations for the three and six months ended July 2, 2010 and the related statements of equity, and cash flow for the six months ended July 2, 2010 for DynCorp International, Inc. These financials are included in order to provide comparable periods. We acquired DynCorp International Inc. by merger on July 7, 2010. DynCorp International’s historical fiscal year presentation was comprised of twelve consecutive fiscal months ended on the Friday closest to March 31 of each year. DynCorp International Inc.’s last completed fiscal year, prior to the merger on July 7, 2010, ended on April 2, 2010 (fiscal year 2010). For clarity in this Quarterly Report on Form 10-Q, we refer to the fiscal periods of DynCorp International Inc. that ended prior to the merger as those of the “Predecessor”.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DELTA TUCKER HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands)	Six Months Ended July 1, 2011	Three Months Ended July 1, 2011	Three Months Ended July 2, 2010
Revenue	$1,803,048	$918,724	$—
Cost of services	(1,655,067)	(848,876)	—
Selling, general and administrative expenses	(69,361)	(31,834)	—
Merger expenses incurred by Delta Tucker Holdings, Inc.	—	—	(51,722)
Depreciation and amortization expense	(25,974)	(12,843)	—
Earnings from equity method investees	7,936	3,210	—

Operating income	60,582	28,381	(51,722)
Interest expense	(46,701)	(23,195)	—
Bridge commitment fee	—	—	(7,963)
Loss on early extinguishment of debt	(2,397)	—	—
Interest income	139	64	—
Other income, net	4,107	1,259	—

Income (loss) before income taxes	15,730	6,509	(59,685)
Provision (benefit) for income taxes	(6,091)	(2,516)	14,599

Net income (loss)	9,639	3,993	(45,086)
Noncontrolling interest	(1,405)	(667)	—

Net income (loss) attributable to Delta Tucker Holdings, Inc.	$8,234	$3,326	$(45,086)

See notes to unaudited condensed consolidated financial statements.

DELTA TUCKER HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
(Amounts in thousands, except share data)	July 1, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$73,036	$52,537
Restricted cash	6,036	9,342
Accounts receivable, net of allowances of $652 and $558, respectively	798,508	782,095
Prepaid expenses and other current assets	75,253	150,613

Total current assets	952,833	994,587
Property and equipment, net	24,989	26,497
Goodwill	679,371	679,371
Tradename, net	43,750	43,839
Other intangibles, net	332,428	355,129
Other assets, net	142,208	163,932

Total assets	$2,175,579	$2,263,355

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$5,212	$5,700
Accounts payable	275,146	297,821
Accrued payroll and employee costs	129,071	99,295
Deferred income taxes	82,112	90,726
Accrued liabilities	106,920	147,859
Income taxes payable	548	3,471

Total current liabilities	599,009	644,872

Long-term debt, less current portion	967,696	1,018,512
Long-term deferred taxes	49,694	36,900
Other long-term liabilities	33,430	45,745

Total liabilities	1,649,829	1,746,029
Commitments and contingencies
Equity:
Common stock, $0.01 par value – 1,000 shares authorized and 100 shares issued and outstanding at July 1, 2011 and December 31, 2010, respectively.	—	—
Additional paid-in capital	550,715	550,492
Accumulated deficit	(29,425)	(37,659)
Accumulated other comprehensive income	273	142

Total equity attributable to Delta Tucker Holdings, Inc.	521,563	512,975
Noncontrolling interest	4,187	4,351

Total equity	525,750	517,326

Total liabilities and equity	$2,175,579	$2,263,355

See notes to unaudited condensed consolidated financial statements.

DELTA TUCKER HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Amounts in thousands)	Six Months Ended July 1, 2011
Cash flows from operating activities
Net income	$9,639
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,797
Loss on early extinguishment of debt	2,397
Amortization of deferred loan costs	4,145
Allowance for losses on accounts receivable	615
Loss on impairment or disposition of assets, net	689
Earnings from equity method investees	(10,630)
Distributions from affiliates	12,587
Deferred income taxes	4,179
Changes in assets and liabilities:
Restricted cash	3,306
Accounts receivable	(17,028)
Prepaid expenses and other current assets	35,744
Accounts payable and accrued liabilities	(45,843)
Income taxes receivable	49,559

Net cash provided by operating activities	76,156

Cash flows from investing activities
Purchase of property and equipment, net	(1,510)
Proceeds from sale of property, plant, and equipment	45
Purchase of software	(1,364)
Return of capital from equity method investees	9,147

Net cash provided by investing activities	6,318

Cash flows from financing activities
Borrowings on long-term debt	214,300
Payments on long-term debt	(265,603)
Payments related to financed insurance	(9,888)
Payment of dividends to noncontrolling interest	(784)

Net cash used in financing activities	(61,975)

Net decrease in cash and cash equivalents	20,499
Cash and cash equivalents, beginning of period	52,537

Cash and cash equivalents, end of period	$73,036

Income taxes (received), net	$(44,745)
Interest paid	$65,108

See notes to unaudited condensed consolidated financial statements.

DELTA TUCKER HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(Amounts in thousands)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Equity Attributable to Delta Tucker Holdings, Inc.	Noncontrolling Interest	Total Equity
Balance at December 31, 2010	—	$—	$550,492	$(37,659)	$142	$512,975	$4,351	$517,326
Comprehensive income:
Net income			—	9,639	—	9,639	—	9,639
Currency translation adjustment, net of tax			—	—	131	131	—	131

Comprehensive income			—	9,639	131	9,770	—	9,770
Noncontrolling interest			—	(1,405)	—	(1,405)	—	(1,405)

Comprehensive income attributable to Delta Tucker Holdings, Inc.			—	8,234	131	8,365	—	8,365
Net income and comprehensive income attributable to noncontrolling interest			—	—	—	—	1,405	1,405
DIFZ financing, net of tax			223		—	223	—	223
Dividends declared to noncontrolling interest				—	—	—	(1,569)	(1,569)

Balance at July 1, 2011	—	$—	$550,715	$(29,425)	$273	$521,563	$4,187	$525,750

See notes to unaudited condensed consolidated financial statements.

DELTA TUCKER HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation and Accounting Policies

Basis of Presentation

We are a leading provider of specialized, mission-critical professional and support services for the U.S. military, non-military U.S. governmental agencies and foreign governments. Our specific global expertise is in law enforcement training and support, security services, base and logistics operations, intelligence training, rule of law development, construction management, platform services and operations, and linguist services. We also provide logistics support for all our services. Unless the context otherwise indicates, references herein to “we,” “our,” “us,” or “the Company” refer to Delta Tucker Holdings, Inc. and our consolidated subsidiaries. Delta Tucker Holdings, Inc., through its subsidiaries (together, the “Company”), provides defense and technical services and government outsourced solutions primarily to U.S. government agencies domestically and internationally. Primary customers include the U.S. Department of Defense (“DoD”) and U.S. Department of State (“DoS”), but also include other government agencies, foreign governments and commercial customers.

The Company was incorporated in the state of Delaware on April 1, 2010. On July 7, 2010, DynCorp International Inc. (“DynCorp International”) completed a merger with Delta Tucker Sub, Inc., a wholly owned subsidiary of the Company. Pursuant to the Agreement and Plan of Merger dated as of April 11, 2010, Delta Tucker Sub, Inc. merged with and into DynCorp International, with DynCorp International becoming the surviving corporation and a wholly-owned subsidiary of the Company (the “Merger”). Holders of DynCorp International’s stock received $17.55 in cash for each outstanding share and since Cerberus Capital Management, L.P. (“Cerberus”) indirectly owns all of our outstanding equity, DynCorp International’s stock is no longer publicly traded as of the Merger.

The unaudited condensed consolidated financial statements include the accounts of the Company and our domestic and foreign subsidiaries. These consolidated financial statements have been prepared, without audit, pursuant to accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.

Certain information and footnote disclosures normally included in financial statements, prepared in accordance with GAAP, have been condensed or omitted pursuant to such rules and regulations. However, we believe that all disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and the related notes thereto included in the Company’s Registration Statement on Form S-4 (File No. 333-173746) (the “Registration Statement”) which was declared effective by the Securities and Exchange Commission (“SEC”) on June 21, 2011.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to fairly present our financial position at July 1, 2011 and December 31, 2010, the results of operations during the three months ended July 1, 2011 and July 2, 2010 and the six months ended July 1, 2011, and cash flows during the six months ended July 1, 2011, have been included. The results of operations during the three and six months ended July 1, 2011 are not necessarily indicative of the results to be expected for the full calendar year or for any future periods. We use estimates and assumptions required for preparation of the financial statements. The estimates are primarily based on historical experience and business knowledge and are revised as circumstances change. However, actual results could differ from the estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of both our domestic and foreign subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The Company has investments in joint ventures that are variable interest entities (“VIEs”). The VIE investments are accounted for in accordance with Financial Accounting Standards Board Codification (“ASC”) ASC 810 — Consolidation. In cases where the Company has (i) the power to direct the activities of the VIE that most significantly impact its economic performance and (ii) the obligation to absorb losses of the VIE that could potentially be significant or the right to receive benefits from the entity that could potentially be significant to the VIE, the Company consolidates the entity. Alternatively, in cases where all of the aforementioned criteria are not met, the investment is accounted for under the equity method.

The Company classifies its equity method investees in two distinct groups based on management’s day-to-day involvement in the operations of each entity and the nature of each joint venture’s business. If the joint venture is deemed to be an extension of one of our Business Area Teams (“BATs”), and operationally integral to the business, our share of the joint venture’s earnings is reported within operating income in “Earnings from equity method investees” in the consolidated statement of operations. If the Company considers our involvement less significant, our share of the joint venture’s net earnings is reported in “Other income, net” in the consolidated statement of operations.

Economic rights in active joint ventures that are operationally integral are indicated by the ownership percentages in the table listed below.

Global Linguist Solutions LLC	51.0%
Contingency Response Services LLC	45.0%
Partnership for Temporary Housing LLC	40.0%

Economic rights in an active joint venture that the Company does not consider operationally integral are indicated by the ownership percentage in the table listed below.

Babcock DynCorp Limited	44.0%

Noncontrolling interest

We record the impact of our consolidated joint venture partner’s interest as noncontrolling interest. Noncontrolling interest is presented on the face of the statement of operations as an increase or reduction in arriving at “Net income attributable to Delta Tucker Holdings, Inc.” Noncontrolling interest on the balance sheet is located in the equity section.

Accounting Policies

There have been no material changes to our significant accounting policies, as compared to the significant accounting policies described in our Registration Statement for the period from April 1, 2010 (Inception) to December 31, 2010, except for the adoption of Financial Accounting Standards Update (“ASU”) 2009-13 (“ASU 2009-13”) — Revenue Recognition Multiple-Deliverable Revenue as discussed in “Accounting Developments” and “Other Contracts or Contract Elements” below

Other Contracts or Contract Elements

Our contracts with non-U.S. federal government customers are predominantly multiple-element arrangements. Multiple-element arrangements involve multiple obligations in various combinations to perform services, deliver equipment or materials, grant licenses or other rights, or take certain actions. We evaluate all deliverables in an arrangement to determine whether they represent separate units of accounting. For contracts in execution prior to January 1, 2011, arrangement consideration is allocated among the separate units of accounting based on their relative fair values. Fair values are established by evaluating vendor specific objective evidence (“VSOE”) or third-party evidence if available. Due to the customized nature of our arrangements, VSOE and third-party evidence is generally not available resulting in applicable arrangements being accounted for as one unit of accounting. For contracts executed after January 1, 2011, arrangement consideration is allocated among the separate units of accounting based on their relative selling price. Relative selling price is established by evaluating VSOE, third-party evidence, or management’s best estimate of selling price. Due to the customized nature of our arrangements, VSOE and third-party evidence is generally not available resulting in applicable arrangements being accounted for using management’s best estimate of selling price to identify the applicable units of accounting. There were no material non U.S. federal government contracts executed during the three and six months ended July 1, 2011.

Accounting Developments

Pronouncements Implemented

In October 2009, the FASB issued ASU No. 2009-13 — Revenue Recognition Multiple-Deliverable Revenue Arrangements. This update (i) removes the objective-and-reliable-evidence-of-fair-value criterion from the separation criteria used to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, (ii) replaces references to “fair value” with “selling price” to distinguish from the fair value measurements required under the fair value measurements and disclosures guidance, (iii) provides a hierarchy that entities must use to estimate the selling price, (iv) eliminates the use of the residual method for allocation, and (v) expands the ongoing disclosure requirements. The impact of this ASU will be limited to new or significantly modified non-U.S. government contracts. The amendments in this update are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We adopted ASU No. 2009-13 during the quarter ended April 1, 2011.

In October 2009, the FASB issued ASU No. 2009-14 — Certain Revenue Arrangements That Include Software Elements, which updates ASC 985 — Software and clarifies which accounting guidance should be used for purposes of measuring and allocating revenue for arrangements that contain both tangible products and software, and where the software is more than incidental to the tangible product as a whole. The amendments in this update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The adoption of this ASU did not have a material effect on our consolidated financial position and results of operations.

Pronouncements Not Yet Implemented

On May 12, 2011, the FASB issued ASU 2011-04 — Fair Value Measurements. The ASU was issued as a joint effort by the FASB and IASB to develop a single converged fair value framework. The ASU provides guidance on how and when to measure fair value and the required disclosures. There are few differences between the ASU and the international counterpart. While the ASU is largely consistent with existing fair value measurement principles under U.S. GAAP, it expands ASC 820’s existing disclosure requirements for fair value measurements and makes other amendments. Many of these amendments are being made to eliminate unnecessary wording differences between U.S. GAAP and IFRSs. However, some could change how the fair value measurement guidance in ASC 820 is applied. The ASU is effective for interim and annual periods beginning after December 15, 2011, for public entities.

In June 2011, the FASB issued ASU 2011-05 — Presentation of Comprehensive Income. The ASU amends FASB Codification Topic 220, Comprehensive Income, to eliminate the option to present components of other comprehensive income (“OCI”) as part of the statement of changes in stockholders’ equity, require presentation of each component of net income and each component of OCI (and their respective totals) either in a single continuous statement or in two separate statements, and require presentation of reclassification adjustments on the face of the statement. The amendments do not change the option to present components of OCI either before or after related income tax effects; they do not change the items that must be reported in OCI, when an item of OCI should be reclassified to net income, or the computation of earnings per share. The amendments made should be applied retrospectively and become effective for SEC registrants for fiscal years and interim periods beginning after December 15, 2011, with early adoption permitted.

Note 2 — Goodwill and other Intangible Assets

The following table provides information about our goodwill balances for our three segments, Global Stabilization and Development Solutions (“GSDS”), Global Platform Support Solutions (“GPSS”), and Global Linguist Solutions LLC (“GLS”):

(Amounts in thousands)	GSDS	GPSS	GLS	Total
Goodwill balance as of December 31, 2010	$119,386	$559,985	$—	$679,371

Goodwill balance as of July, 1 2011	$119,386	$559,985	$—	$679,371

	As Of July1, 2011
(Amounts in thousands, except years)	Weighted Average Remaining Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net
Other intangible assets:
Customer-related intangible assets	8.1	$350,913	$(39,702)	$311,211
Other	5.2	29,393	(8,176)	21,217

Total other intangibles		$380,306	$(47,878)	$332,428

Tradenames :
Finite-lived	3.9	$869	$(177)	$692
Indefinite-lived		43,058	—	43,058

Total tradenames		$43,927	$(177)	$43,750

The following tables provide information about changes relating to certain intangible assets:

Amortization expense for customer-related intangibles, other intangibles, and finite-lived tradenames was $11.9 million and $24.1 million during the three and six months ended July 1, 2011, respectively.

	As Of December 31, 2010
(Amounts in thousands, except years)	Weighted Average Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net
Other intangible assets:
Customer-related intangible assets	9.2	$350,913	$(20,003)	$330,910
Other	6.1	28,093	(3,874)	24,219

Total other intangibles		$379,006	$(23,877)	$355,129

Tradenames :
Finite-lived	4.8	$869	$(88)	$781
Indefinite-lived		43,058	—	43,058

Total tradenames		$43,927	$(88)	$43,839

The following table outlines an estimate of future amortization based upon the finite-lived intangible assets owned as of July 1, 2011:

Amortization Expense (1)
(Amounts in thousands)
Estimate for six month period ended December 30, 2011	$$23,072
Estimate for calendar year 2012	45,023
Estimate for calendar year 2013	43,331
Estimate for calendar year 2014	42,550
Estimate for calendar year 2015	41,060
Thereafter	138,084

(1)	The future amortization is inclusive of the finite-lived intangible-assets and finite-lived tradenames.

Note 3 — Composition of Certain Financial Statement Captions

The following tables present financial information of certain consolidated balance sheet captions.

Prepaid expenses and other current assets — Prepaid expenses and other current assets were:

	As Of
(Amounts in thousands)	July 1, 2011	December 31, 2010
Prepaid expenses	$28,405	$34,801
Prepaid income taxes	3,317	54,927
Inventories	8,529	11,034
Available-for-sale inventory	11,084	10,485
Work-in-process	5,854	5,132
Joint venture receivables	5,804	5,005
Favorable contracts	11,185	23,096
Other current assets	1,075	6,133

Total prepaid expenses and other current assets	$75,253	$150,613

Prepaid expenses include prepaid insurance, prepaid vendor deposits, and prepaid rent, none of which individually exceed 5% of current assets. Prepaid income taxes represents refunds expected through the remainder of the year related to our change in accounting method for taxes. We value our inventory at lower of cost or market. As of December 31, 2011 we had 15 helicopters, of which six were included in Property and equipment, net and seven was included in Prepaid expenses and other current assets. In March 2011, we entered into an agreement to sell two of the 15 helicopters. We sold the two helicopters in the second quarter of calendar year 2011. Available-for-sale-inventory was made up of seven helicopters that are not to be deployed on existing programs as of July 1, 2011, as well as aircraft parts inventory related to the loss of the Life Cycle Support Services (“LCCS”) Navy contract.

Property and equipment, net — Property and equipment, net were:

	As Of
(Amounts in thousands)	July 1, 2011	December 31, 2010
Helicopters	$8,087	$8,087
Computers and other equipment	9,549	9,119
Leasehold improvements	7,605	6,953
Office furniture and fixtures	4,699	4,598

Gross property and equipment	29,940	28,757
Less accumulated depreciation	(4,951)	(2,260)

Total property and equipment, net	$24,989	$26,497

Depreciation expense was $1.3 million and $2.7 million during the three and six months ended July 1, 2011, respectively, including certain depreciation amounts classified as Cost of services. The six helicopters that were included with Property and equipment were placed in service in January 2011.

Other assets, net — Other assets, net were:

	As Of
(Amounts in thousands)	July 1, 2011	December 31, 2010
Deferred financing costs, net	$38,538	$45,080
Investment in affiliates	95,372	107,217
Palm promissory notes, long-term portion	5,416	5,482
Phoenix retention asset	—	3,128
Other	2,882	3,025

Total other Assets	$142,208	$163,932

Deferred financing cost is amortized through interest expense. Amortization related to deferred financing costs was $2.0 million and $4.1 million during the three and six months ended July 1, 2011, respectively. Deferred financing costs were reduced during the six months ended July 1, 2011 by $2.4 million related to the pro rata write–off of financing costs to loss on early extinguishment of debt as a result of the $48.6 million prepayment on the term loan. The Phoenix retention was reduced to zero during the six months ended July 1, 2011, as a result of the acceleration of the retention bonus expense resulting from the restructurings of Phoenix entity in the first quarter. Investment in affiliates was reduced during the three and six months ended July 1, 2011 by a $1.5 million and a $9.2 million return of capital from the GLS joint venture and Contingency Response Services LLC (“CRS”) joint venture, respectively.

Accrued payroll and employee costs — Accrued payroll and employee costs were:

	As Of
(Amounts in thousands)	July 1, 2011	December 31, 2010
Wages, compensation and other benefits	$102,226	$77,713
Accrued vacation	26,111	20,608
Accrued contributions to employee benefit plans	734	974

Total accrued payroll and employee costs	$129,071	$99,295

Other accrued liabilities — Accrued liabilities were:

	As Of
(Amounts in thousands)	July 1, 2011	December 31, 2010
Deferred revenue	$3,263	$8,179
Insurance expense	46,683	22,342
Interest expense	291	23,380
Unfavorable contract liability	9,794	14,653
Contract losses	14,468	21,451
Legal matters	4,167	17,403
Subcontractor retention	13,237	14,574
Financed insurance	—	9,888
Other	15,017	15,989

Total other accrued liabilities	$106,920	$147,859

Deferred revenue is primarily due to payments in excess of revenue recognized. Contract losses relate to accrued losses recorded on certain contracts.

Other liabilities — Other long-term liabilities were:

	As Of
(Amounts in thousands)	July 1, 2011	December 31, 2010
Unfavorable contract liability	$9,354	$19,418
Unrecognized tax benefit	3,139	3,098
Unfavorable lease accrual	6,262	6,963
Long-term contract loss	9,786	11,143
Other	4,889	5,123

Total other liabilities	$33,430	$45,745

Note 4 — Income Taxes

The provision for income taxes consists of the following:

(Amounts in thousands)	Three Months Ended July 1, 2011	Six Months Ended July 1, 2011
Current portion:
Federal	$—	$—
State	189	356
Foreign	700	1,479

	889	1,835

Deferred portion:
Federal	1,607	4,192
State	45	117
Foreign	(25)	(53)

	1,627	4,256

Provision for income taxes	$2,516	$6,091

Deferred tax assets and liabilities are reported as:

	As Of
(Amounts in thousands)	July 1, 2011	December 31, 2010
Current deferred tax liabilities	$(82,112)	$(90,726)
Non-current deferred tax liabilities	(49,694)	(36,900)

Deferred tax liabilities, net	$(131,806)	$(127,626)

A reconciliation of the statutory federal income tax rate to our effective rate is provided below:

	Three Months Ended July 1, 2011	Six Months Ended July 1, 2011
Statutory rate	35.0%	35.0%
State income tax, less effect of federal deduction	2.9%	2.5%
Noncontrolling interests	(2.8)%	(2.6)%
Other	3.6%	3.8%

Effective tax rate	38.7%	38.7%

As of July 1, 2011, we had U.S. federal and state net operating losses of approximately $71.1 million and $226.9 million. As of December 31, 2010 we had approximately $94.3 million and $250.5 million in U.S federal and state net operating losses. Our federal net operating losses will begin to expire in 2030, and our state net operating losses will begin to expire in 2015. Additionally, at July 1, 2011, we had foreign tax credit carry forwards of approximately $18.6 million that will begin to expire in 2017. We expect to fully utilize our federal and state net operating losses as well as our foreign tax credit carry forwards prior to their expiration.

In evaluating our need for a valuation allowance on deferred tax assets, including net operating loss and foreign tax credit carry forwards, we assessed such factors as the scheduled reversal of deferred tax liabilities, including the impact of available carry back and carry forward periods, projected future taxable income and available tax planning strategies. Based on this assessment, we concluded that no valuation allowance was necessary as of July 1, 2011.

As of July 1, 2011 and December 31, 2010, we had $12.9 million of total unrecognized tax benefits for both periods, respectively, of which $3.1 million is recorded as a liability with the remaining recorded as an off-set to the net operating loss deferred tax asset. The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $6.6 million for both periods, respectively. It is expected that the amount of unrecognized tax benefits will change in the next twelve months; however, we do not expect the change to have a material impact on the results of operations or our financial position.

Note 5 — Accounts Receivable

Accounts receivable, net consisted of the following:

	As Of
(Amounts in thousands)	July 1, 2011	December 31, 2010
Billed	$333,738	$298,804
Unbilled	464,770	483,291

Total accounts receivable	$798,508	$782,095

Unbilled receivables as of July 1, 2011 and December 31, 2010, include $36.1 million and $31.3 million, respectively, related to costs incurred on projects for which we have been requested by the customer to begin work under a new contract or extend work under an existing contract, and for which formal contracts or contract modifications have not been executed at the end of the respective periods. This amount includes contract claims of $0.1 million as of December 31, 2010. There were no contract claims included in the amount as of July 1, 2011. The balance of unbilled receivables consists of costs and fees billable immediately, on contract completion or other specified events, all of which is expected to be billed and collected within one year, except items that may result in a request for equitable adjustment or a formal claim.

Note 6 — Fair Value of Financial Assets and Liabilities

ASC 820 – Fair Value Measurements and Disclosures establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

•	Level 1, defined as observable inputs such as quoted prices in active markets;

•	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

•	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

As of July 1, 2011, we measured cash equivalents, including restricted cash, at fair value on a recurring basis. Cash equivalents consist of petty cash, cash in-bank and short-term, highly liquid, income-producing investments with original maturities of 90 days or less. This asset is categorized as a Level 1 input as required by ASC 820.

Fair Value of Financial Instruments

Our financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable, and borrowings. The fair values of cash and cash equivalents, accounts and notes receivable, accounts payable and current portion of long-term debt approximated carrying values because of the short-term nature of these instruments. Our estimate of fair values for our long-term debt is based on third-party quoted market price.

	July 1, 2011		December 31, 2010
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
10.375% senior unsecured notes	$455,000	$457,275	$455,000	$464,555
Senior secured credit facility	512,059	515,900	562,875	567,378
9.5% senior subordinated notes	637	637	637	637

Total long-term debt	$967,696	$973,812	$1,018,512	$1,032,570

Note 7 — Long-Term Debt

Long-term debt consisted of the following:

	As Of
(Amounts in thousands)	July 1, 2011	December 31, 2010
9.5% Senior subordinated notes	$637	$637
Term loan	517,271	568,575
10.375% Senior unsecured notes	455,000	455,000
Outstanding revolver borrowings	—	—

Total indebtedness	972,908	1,024,212
Less current portion of long-term debt	(5,212)	(5,700)

Total long-term debt	$967,696	$1,018,512

The current portion of long-term debt as of July 1, 2011 and December 31, 2010 was $5.2 million and $5.7 million, respectively, which is comprised of quarterly principal payments of $1.3 million and $1.4 million, respectively. Quarterly principal payments reflect an adjustment for a pre-payment of $48.6 million on the term loan made in March 2011.

Senior Credit Facility

We entered into a senior secured credit facility on July 7, 2010 (the “Senior Credit Facility”), with a banking syndicate and Bank of America, NA as Agent.

Our Senior Credit Facility is secured by substantially all of our assets and is guaranteed by substantially all of our subsidiaries. It provides for a six year, $570 million term loan facility (“Term Loan”) and a four year, $150 million revolving credit facility (“Revolver”), including a $100 million letter of credit subfacility. As of July 1, 2011 and December 31, 2010, the additional available borrowing capacity under the Senior Credit Facility was approximately $114.1 million and $109.0 million, respectively, which gives effect to $35.9 million and $41.0 million, respectively, in letters of credit. The maturity date on the Term Loan is July 7, 2016 and the maturity date on the Revolver is July 7, 2014. Amounts borrowed under our Revolver were used to fund operations.

Interest Rates on Term Loan & Revolver

Both the Term Loan and Revolver bear interest at one of two options, based on our election, using either the (i) base rate (“Base Rate”) as defined in the Senior Credit Facility plus an applicable margin or the (ii) London Interbank Offered Rate (“Eurocurrency Rate”) as defined in the Senior Credit Facility plus an applicable margin. The applicable margin for the Term Loan is fixed at 3.5% for the Base Rate option and 4.5% for the Eurocurrency Rate option. The applicable margin for the Revolver ranges from 3.0% to 3.5% for the Base Rate option or 4.0% to 4.5% for the Eurocurrency Rate option based on our outstanding Secured Leverage Ratio at the end of the quarter. The Secured Leverage Ratio is calculated by the ratio of total secured consolidated debt (net of up to $25 million of unrestricted cash and cash equivalents) to consolidated earnings before interest, taxes, and depreciation & amortization (“Consolidated EBITDA”), as defined in the Senior Credit Facility. Interest payments on both the Term Loan and Revolver are payable at the end of the interest period as defined in the Senior Credit Facility, but not less than quarterly.

The Base Rate is equal to the higher of (a) the Federal Funds Rate plus 1/2 of 1% and (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its prime rate; provided that in no event shall the Base Rate be less than 1.00% plus the Eurocurrency Rate applicable to one month interest periods on the date of determination of the Base Rate. The variable Base Rate has a floor of 2.75%.

The Eurocurrency Rate is the rate per annum equal to the British Bankers Association London Interbank Offered Rate (“BBA LIBOR”) as published by Reuters (or other commercially available source providing quotations of BBA LIBOR as designated by the Administrative Agent from time to time) two Business Days prior to the commencement of such interest period. The variable Eurocurrency rate has a floor of 1.75%. As of July 1, 2011 and December 31, 2010, the applicable interest rate for our Term Loan was 6.25%.

Interest Rates on Letter of Credit Subfacility and Unused Commitment Fees

The letter of credit subfacility bears interest at the applicable margin for Eurocurrency Rate Loans, which ranges from 4.0% to 4.5%. The unused commitment fee ranges from 0.50% to 0.75% depending on the Secured Leverage Ratio, as defined in the Senior Credit Facility. Payments on both the letter of credit subfacility and unused commitments are payable quarterly in arrears. As of July 1, 2011 and December 31, 2010, the applicable interest rates for our letter of credit subfacility and unused commitment fees were 4.50% and 0.75%, respectively, for both periods. All of our letters of credit are also subject to a 0.25% fronting fee.

Principal Payments

Our Term Loan facility provides for quarterly principal payments of $1.4 million that began in December 2010. Additionally, there is an annual excess cash flow requirement, which is defined in the Senior Credit Facility. This excess cash flow requirement begins in calendar year 2012, based on our annual financial results in calendar year 2011, and could result in an additional principal payment. Our normal quarterly principal payments would be reduced by the amount of any additional principal payment from the excess cash flow requirement. Furthermore, certain transactions can trigger mandatory principal payments such as tax refunds, a disposition of a portion of the business or a significant asset sale.

We made a $48.6 million principal prepayment in March 2011. During the three and six months ended July 1, 2011, pursuant to our Term Loan facility, we made quarterly principal payments of $1.4 million and $1.3 million for the Senior Credit Facility. Deferred financing costs associated with the prepayment totaling $2.4 million were expensed and are included in “Loss on early extinguishment of debt” in our consolidated statement of operations for the six months ended July 1, 2011. There were no penalties associated with this prepayment and our quarterly payments were decreased to $1.3 million from $1.4 million beginning April 2011.

Covenants

The Senior Credit Facility contains financial, as well as non-financial, affirmative and negative covenants that we believe are usual and customary. The negative covenants in the Senior Credit Facility include, among other things, limits on our ability to:

•	declare dividends and make other distributions;

•	redeem or repurchase our capital stock;

•	prepay, redeem or repurchase certain of our indebtedness;

•	grant liens;

•	make loans or investments (including acquisitions);

•	incur additional indebtedness;

•	modify the terms of certain debt;

•	restrict dividends from our subsidiaries;

•	change our business or business of our subsidiaries;

•	merge or enter into acquisitions;

•	sell our assets;

•	enter into transactions with our affiliates; and

•	make capital expenditures.

In addition, the Senior Credit Facility stipulates a maximum total leverage ratio as defined in the Senior Credit Facility, and minimum interest coverage ratio as defined in the Senior Credit Facility, that we must maintain.

The total leverage ratio is the Consolidated Total Debt as defined in the Senior Credit Facility, less unrestricted cash and cash equivalents (up to $25 million) to Consolidated EBITDA as defined in the Senior Credit Facility, for the applicable period. Our total leverage ratio could not be greater than 4.85 to 1.0 for the period of July 3, 2010 to July 1, 2011. After July 1, 2011, the maximum total leverage ratio diminishes either quarterly or semi-annually.

The interest coverage ratio is the ratio of Consolidated EBITDA to Consolidated Interest Expense as defined in the Senior Credit Facility. The interest coverage ratio must not be less than 2.35 to 1.0 for the period of July 3, 2010 to July 1, 2011. The minimum total leverage ratio increases either quarterly or semi-annually thereafter.

The fair value of our borrowings under our Senior Credit Facility approximated 100.75% and 100.8% of the carrying amount based on quoted values as of July 1, 2011 and December 31, 2010, respectively.

On August 10, 2011, DynCorp International Inc. entered into an amendment (the “Amendment”) that amended the Senior Credit Facility. The Amendment amends the Senior Credit Facility to re-set leverage and interest covenant levels. Under the terms of the Amendment, the maximum total leverage ratio would step up to 5.50x through the period ending June 29, 2012 and steps down to 3.25x over time, the amount of unrestricted cash permitted to be netted from the calculation of the total leverage ratio is $50.0 million, and the minimum interest coverage ratio is 1.70x through the period ending June 29, 2012 and steps up to 2.25x over time.

Senior Unsecured Notes

On July 7, 2010, DynCorp International Inc. completed an offering of $455 million in aggregate principal of 10.375% senior unsecured notes due 2017 (the “Senior Unsecured Notes”). The initial purchasers were Bank of America Securities LLC, Citigroup Global Markets Inc., Barclays Capital Inc. and Deutsche Bank Securities Inc. The Senior Unsecured Notes were issued under an indenture dated July 7, 2010 (the “Indenture”), by and among us, the guarantors party thereto (the “Guarantors”), including DynCorp International, and Wilmington Trust FSB, as trustee. The Senior Unsecured Notes mature on July 1, 2017. Interest on the Senior Unsecured Notes is payable on January 1 and July 1 of each year, and commenced on January 1, 2011.

In connection with the issuance of the Senior Unsecured Notes, we entered into a registration rights agreement, pursuant to which we agreed, among other things, to offer to exchange the Senior Unsecured Notes for a new issue of substantially identical notes that have been registered under the Securities Act of 1933, as amended. Under this registration rights agreement, we were required to file an exchange offer registration statement and have it declared effective by the SEC within 300 days following July 7, 2010, which was May 3, 2011. Because the exchange offer registration statement did not go effective until June 21, 2011, we were required to pay additional interest to holders of the Senior Unsecured Notes in an amount equal to 0.25% per annum of the principal amount thereof from May 4, 2011 to June 21, 2011. We paid such additional interest of $183,264 to holders of the Senior Unsecured Notes on July 1, 2011 in compliance with the registration rights agreement. On July 26, 2011, we completed the exchange offer and approximately $454.6 million of registered Senior Unsecured Notes were issued in exchange for the old Senior Unsecured Notes.

The Senior Unsecured Notes contain various covenants that restrict our ability to enter into certain transactions. These include, but are not limited to, covenants that restrict our ability to incur additional indebtedness, make certain payments, including declaring or paying certain dividends, purchase or retire certain equity interests, retire subordinated indebtedness, make certain investments, sell assets, engage in certain transactions with affiliates, create liens on assets, make acquisitions and engage in mergers or consolidations. The aforementioned restrictions are considered to be in place unless we achieve investment grade ratings by both Moody’s Investor Services and Standard and Poors.

We can redeem the Senior Unsecured Notes, in whole or in part, at defined redemption prices, plus accrued interest through the redemption date. The Indenture requires us to repurchase the Senior Unsecured Notes at defined prices in the event of certain asset sales and change of control events.

The fair value of the Senior Unsecured Notes is based on their quoted market value. As of July 1, 2011 and December 31, 2010, the quoted market value of the Senior Unsecured Notes was approximately 100.5% and 102.1%, respectively, of stated value.

Call and Put Options

We can redeem the Senior Unsecured Notes, in whole or in part, at defined redemption prices, plus accrued interest through the redemption date. The Indenture Agreement requires us to repurchase the Senior Unsecured Notes at defined prices in the event of certain asset sales and change of control events.

Note 8 — Commitments and Contingencies

Commitments

We have operating leases for the use of real estate and certain property and equipment which are either non-cancelable or cancelable only by the payment of penalties or cancelable upon one month’s notice. All lease payments are based on the lapse of time but include, in some cases, payments for insurance, maintenance and property taxes. There are no purchase options on operating leases at favorable terms, but most leases have one or more renewal options. Certain leases on real estate are subject to annual escalations for increases in base rents, utilities and property taxes. Lease rental expense was $29.0 million and $55.7 million during the three and six months ended July 1, 2011, respectively. We have no significant long-term purchase agreements with service providers.

Contingencies

General Legal Matters

We are involved in various lawsuits and claims that have arisen in the normal course of business. In most cases, we have denied, or believe we have a basis to deny liability. Related to these matters, we have recorded reserves totaling approximately $4.2 million in “Other accrued liabilities” as of July 1, 2011. Liabilities in excess of those recorded, if any, arising from such matters may have a material effect on our results of operations, consolidated financial condition or liquidity.

Pending Litigation and Claims

On December 4, 2006, December 29, 2006, March 14, 2007 and April 24, 2007, four lawsuits were served, seeking unspecified monetary damages against DynCorp International LLC and several of its former affiliates in the U.S. District Court for the Southern District of Florida, concerning the spraying of narcotic plant crops along the Colombian border adjacent to Ecuador. Three of the lawsuits, filed on behalf of the Provinces of Esmeraldas, Sucumbíos, and Carchi in Ecuador, allege violations of Ecuadorian law, international law, and statutory and common law tort violations, including negligence, trespass, and nuisance. The fourth lawsuit, filed on behalf of citizens of the Ecuadorian provinces of Esmeraldas and Sucumbíos, alleges personal injury, various counts of negligence, trespass, battery, assault, intentional infliction of emotional distress, violations of the Alien Tort Claims Act and various violations of international law. The four lawsuits were consolidated, and based on our motion granted by the court, the case was subsequently transferred to the U.S. District Court for the District of Columbia. On March 26, 2008, a First Amended Consolidated Complaint was filed that identified 3,266 individual plaintiffs. On January 12, 2010, 1,256 of the plaintiffs have been dismissed by court orders and, on September 15, 2010, the Provinces of Esmeraldas, Sucumbíos, and Carchi were dismissed by court order. The amended complaint does not demand any specific monetary damages; however, a court decision against us, although we believe to be remote, could have a material effect on our results of operations and financial condition, if we are unable to seek reimbursement from the DoS. The aerial spraying operations were and continue to be managed by us under a DoS contract in cooperation with the Colombian government. The DoS contract provides indemnification to us against third-party liabilities arising out of the contract, subject to available funding.

A lawsuit filed on September 11, 2001, and amended on March 24, 2008, seeking unspecified damages on behalf of twenty-six residents of the Sucumbíos Province in Ecuador, was brought against our operating company and several of its former affiliates in the U.S. District Court for the District of Columbia. The action alleges violations of the laws of nations and U.S. treaties, negligence, emotional distress, nuisance, battery, trespass, strict liability, and medical monitoring arising from the spraying of herbicides near the Ecuador-Colombia border in connection with the performance of the DoS, International Narcotics and Law Enforcement contract for the eradication of narcotic plant crops in Colombia. On January 12, 2010, fifteen of the plaintiffs have been dismissed by court order. The terms of the DoS contract provide that the DoS will indemnify our operating company against third-party liabilities arising out of the contract, subject to available funding. We are also entitled to indemnification by Computer Sciences Corporation in connection with this lawsuit, subject to certain limitations. Additionally, any damage award would have to be apportioned between the other defendants and our operating company. We believe that the likelihood of an unfavorable judgment in this matter is remote and that, even if that were to occur, the judgment is unlikely to result in a material effect on our results of operations or financial condition as a result of the third party indemnification and apportionment of damages described above.

Arising out of the litigation described in the preceding two paragraphs, on September 22, 2008, we filed a separate lawsuit against our aviation insurance carriers seeking defense and coverage of the referenced claims. On November 9, 2009, the court granted our Partial Motion for Summary Judgment regarding the duty to defend, and the carriers have paid the majority of the litigation expenses. In a related action, the carriers filed a lawsuit against us on February 5, 2009, seeking rescission of certain aviation insurance policies based on an alleged misrepresentation by us concerning the existence of certain of the lawsuits relating to the eradication of narcotic plant crops. On May 19, 2010, our aviation insurance carriers filed a complaint against us seeking reformation of previously provided insurance policies and the elimination of coverage for aerial spraying. The Company believes that the claims asserted by the insurance carriers are without merit and we will defend against them vigorously.

In November 2009, a U.S. grand jury indicted one of our subcontractors, Agility, on the Logistics Civil Augmentation Program (“LOGCAP IV”) contract, Agility, on charges of fraud and conspiracy, alleging that it overcharged the U.S. Army on $8.5 billion worth of contracts to provide food to soldiers in Iraq, Kuwait and Jordan. These allegations were in no way related to the work performed under LOGCAP IV. Effective December 16, 2009, we removed Agility as a subcontractor on the LOGCAP IV contract and terminated the work under existing task orders. In April 2010, Agility filed an arbitration demand, asserting claims for breach of a joint venture agreement, breach of fiduciary duty and unjust enrichment. Agility is seeking a declaration that it is entitled to a 30% share of the LOGCAP IV fees over the life of the contract. We believe our right to remove Agility was justified and no joint venture agreement exists between the parties. The case is currently in arbitration. We believe the case is without merit and we intend to vigorously defend against Agility’s claims, however, based on the size of the LOGCAP IV contract and Agility’s claim, a negative outcome may have a material effect on our consolidated financial position, results of operations or cash flows.

U.S. Government Investigations

We primarily sell our services to the U.S. government. These contracts are subject to extensive legal and regulatory requirements, and we are occasionally the subject of investigations by various agencies of the U.S. government who investigate whether our operations are being conducted in accordance with these requirements, including as previously disclosed in our periodic filings, the Special Inspector General for Iraq Reconstruction report regarding certain reimbursements and the U.S. Department of State Office of Inspector General’s records subpoena with respect to the Civilian Police (“CivPol”) contract. Such investigations, whether related to our U.S. government contracts or conducted for other reasons, could result in administrative, civil or criminal liabilities, including repayments, fines or penalties being imposed upon us, or could lead to suspension or debarment from future U.S. government contracting. U.S. government investigations often take years to complete and many result in no adverse action against us. We do not believe that any adverse actions arising from such matters would have a material effect on our results of operations, consolidated financial condition or liquidity over the long term.

As previously disclosed, we identified certain payments made on our behalf by two subcontractors to expedite the issuance of a limited number of visas and licenses from a foreign government’s agencies that may raise compliance issues under the U.S. Foreign Corrupt Practices Act. We retained outside counsel to investigate these payments. In November 2009, we voluntarily brought this matter to the attention of the U.S. Department of Justice and the SEC. We are cooperating with the government’s review of this matter. We are also continuing our evaluation of our internal policies and procedures. We cannot predict the ultimate consequences of this matter at this time, nor can we reasonably estimate the potential liability, if any, related to this matter. However, based on the facts currently known, we do not believe that this matter will have a material effect on our business, financial condition, results of operations or cash flow.

On August 16, 2005, we were served with a Department of Justice Federal Grand Jury Subpoena seeking documents concerning work performed by a former subcontractor, Al Ghabban, in 2002-2005. Specifically, during the 2002-2005 timeframe Al Ghabban performed line haul trucking work to transport materials throughout the Middle Eastern theater on the War Reserve Materials Program. In response to the subpoena in 2005, we provided the requested documents to the Department of Justice, and the matter was subsequently closed in 2005 without any action taken. In April 2009, we received a follow up telephone call concerning this matter from the Department of Justice Civil Litigation Division. Since that time, we have had several discussions with the government regarding the civil matter. In response to recent requests, we have provided additional information to the Department of Justice Civil Litigation Division. We are fully cooperating with the government’s review. If our operations are found to be in violation of any laws or government regulations, we may be subject to penalties, damages or fines, any or all of which could adversely affect our financial results.

U.S. Government Audits

Our contracts are regularly audited by the Defense Contract Audit Agency (“DCAA”) and other government agencies. These agencies review our contract performance, cost structure and compliance with applicable laws, regulations and standards. The government also reviews the adequacy of, and our compliance with, our internal control systems and policies, including our purchasing, property, estimating, compensation and management information systems. Any costs found to be improperly allocated to a specific contract will not be reimbursed. In addition, government contract payments received by us for allowable direct and indirect costs are subject to adjustment after audit by government auditors and repayment to the government if the payments exceed allowable costs as defined in the government contracts.

The Defense Contract Management Agency (“DCMA”) formally notified us of non-compliance with Cost Accounting Standard 403, Allocation of Home Office Expenses to Segments, on April 11, 2007. We issued a response to the DCMA on April 26, 2007 with a proposed solution to resolve the area of non-compliance, which related to the allocation of corporate general and administrative costs between our divisions. On August 13, 2007, the DCMA notified us that additional information would be necessary to justify the proposed solution. We issued responses on September 17, 2007, April 28, 2008 and September 10, 2009 and the matter is pending resolution. Based on facts currently known, we do not believe the matters described in this and the preceding paragraph will have a material effect on our results of operations or financial condition.

We were under audit by the Internal Revenue Service (“IRS”) for employment taxes covering the years 2005 through 2007. In the course of the audit process, the IRS had questioned our treatment of exempting from U.S. employment taxes all U.S. residents working abroad for some of our foreign subsidiaries. We settled this matter with the IRS in December 2010 and paid $12.0 million. We do not have any reserves for periods subsequent to 2007 related to this employment tax issue.

We have received several letters from the DCAA with draft audit results related to their examination of certain incurred, invoiced and collected costs on our Civilian Police program for periods ranging from April 17, 2004 through April 2, 2010. The draft audit results identified multiple issues where the DCAA has asserted certain instances of potential deviations from the explicit terms of the contract or from certain provisions of government regulations. The draft audit results apply an extrapolation methodology to estimate a potential exposure amount for the issues which when aggregated for all letters totals approximately $138.4 million. Although the extrapolated amounts would be material to our results of operations, cash flows and financial condition, we do not believe the draft audit results and resulting extrapolation are an appropriate basis to determine a range of potential exposure. We have provided responses to the DCAA for each letter, in which we have articulated our position on each issue and have attempted to answer their questions and provide clarification of the facts to resolve the issues raised. In the few instances where we believe the issues identified were valid or represent a probable contingency, we have recorded a liability for approximately $0.2 million as of July 1, 2011. There are a number of issues raised by the DCAA for which we believe the DCAA did not consider all relevant facts. We strongly believe these issues will be resolved in our favor and thus represent loss contingencies that we consider remote. For the remaining issues, we believe the DCAA did not consider certain contractual provisions and long-standing patterns of dealing with the customer. Since we cannot predict the DCAA’s acceptance of our initial responses and the ultimate outcome related to these remaining issues, we believe these items represent loss contingencies that we consider reasonably possible. At this time, we do not have a basis to estimate a range of loss for these reasonably possible contingencies. We continue to work with the DCAA to resolve any remaining questions they may have and provide clarification of the facts and circumstances surrounding the issues.

Contract Matters

In 2009, we terminated for cause a contract to build the Akwa Ibom International Airport for the State of Akwa Ibom in Nigeria. Consequently, we terminated certain subcontracts and purchase orders the customer advised us it did not want to assume. Based on our experience with this particular Nigerian state government customer, we believe the customer may challenge our termination of the contract for cause and initiate legal action against us. Our termination of certain subcontracts not assumed by the customer, including our actions to recover against advance payment and performance guarantees established by the subcontractors for our benefit is being challenged in certain instances. Although we believe our right to terminate this contract and such subcontracts was justified and permissible under the terms of the contracts, and we intend to vigorously contest any claims brought against us arising out of such terminations, if courts were to conclude that we were not entitled to terminate one or more of the contracts and damages were assessed against us, such damages could have a material effect on our results of operations or financial condition. At this time, any such damages are not estimable.

Credit Risk

We are subject to concentrations of credit risk primarily by virtue of our accounts receivable. Departments and agencies of the U.S. federal government account for all but minor portions of our customer base, minimizing this credit risk. Furthermore, we continuously review all accounts receivable and recorded provisions for doubtful accounts.

Risk Management Liabilities and Reserves

We are insured for domestic worker’s compensation liabilities and a significant portion of our employee medical costs. However, we bear risk for a portion of claims pursuant to the terms of the applicable insurance contracts. We account for these programs based on actuarial estimates of the amount of loss inherent in that period’s claims, including losses for which claims have not been reported. These loss estimates rely on actuarial observations of ultimate loss experience for similar historical events. We limit our risk by purchasing stop-loss insurance policies for significant claims incurred for both domestic worker’s compensation liabilities and medical costs. Our exposure under the stop-loss policies for domestic worker’s compensation and medical costs is limited based on fixed dollar amounts. For domestic worker’s compensation and employer’s liability under state and federal law, the fixed dollar amount of stop-loss coverage is $1.0 million per occurrence on most policies; but, $0.25 million on a California based policy. For medical costs, the fixed dollar amount of stop-loss coverage is from $0.25 million to $0.75 million for total costs per covered participant per calendar year.

Note 9 — Segment and Geographic Information

We have three operating and reportable segments, Global Stabilization and Development Solutions (“GSDS”), Global Platform Support Solutions (“GPSS”), and Global Linguist Solutions (“GLS”). Two of our segments, GSDS and GPSS, are wholly-owned. Our third segment, GLS, is a 51% owned joint venture. While we do not have control over the performance of GLS, our senior management, including our chief executive officer, who is our chief operating decision maker, regularly review GLS’ operating results and metrics to make decisions about resources to be allocated to the segment and assess performance; thus, GLS is classified as an operating segment.

Our GPSS operating segment provides services domestically and in foreign countries under contracts with the U.S. government and some foreign customers, whereas our GSDS and GLS operating segments primarily provide services in foreign countries with the U.S. government as the primary customer. All three segments operate principally within a regulatory environment subject to governmental contracting and accounting requirements, including Federal Acquisition Regulations, Cost Accounting Standards and audits by various U.S. federal agencies. In order to realign measurement of true business performance with segment presentation, we excluded certain costs that are not directly allocable to business units from the segment results and included these costs in headquarters.

The following is a summary of the financial information of the reportable segments reconciled to the amounts reported in the consolidated financial statements:

(Amounts in thousands)	Three Months Ended July 1, 2011	Six Months Ended July 1, 2011
Revenue
Global Stabilization and Development Solutions	$598,227	$1,173,754
Global Platform Support Solutions	317,853	624,035
Global Linguist Solutions	98,746	225,152

Subtotal	$1,014,826	$2,022,941
Headquarters (1)	2,644	5,259
Elimination	—	—
GLS deconsolidation	(98,746)	(225,152)

Total reportable segments	$918,724	$1,803,048

Operating income
Global Stabilization and Development Solutions	$13,496	$31,207
Global Platform Support Solutions	27,773	48,778
Global Linguist Solutions	6,304	15,468

Subtotal	47,573	95,453
Headquarters (2)	(12,888)	(19,403)

GLS deconsolidation	(6,304)	(15,468)

Total reportable segments	$28,381	$60,582

Depreciation and amortization
Global Stabilization and Development Solutions	$64	$131
Global Platform Support Solutions	12	37
Global Linguist Solutions	—	—

Subtotal	76	168
Headquarters	12,767	25,806
GLS deconsolidation	—	—

Total reportable segments (3)	$12,843	$25,974

(1)	Represents revenue earned on shared services arrangements for general and administrative services provided to unconsolidated joint ventures.
(2)	Headquarters operating expense primarily relate to amortization of intangible assets and other costs that are not allocated to segments and are not billable to our U.S. government customers.
(3)	Excludes amounts included in “Cost of services” of $0.4 million and $0.8 million during the three months ended July 1, 2011.

	As Of
(Amounts in thousands)	July 1, 2011	December 31, 2010
Assets
Global Stabilization and Development Solutions	$820,825	$881,093
Global Platform Support Solutions	785,904	788,586
Global Linguist Solutions	103,881	123,940

Subtotal	1,710,610	1,793,619
Headquarters (1)	568,849	593,676
GLS deconsolidation	(103,880)	(123,940)

Total reportable segments	$2,175,579	$2,263,355

(1)	Assets primarily include cash, investments in unconsolidated subsidiaries, deferred income taxes, intangible assets (excluding goodwill) and deferred debt issuance cost.

Note 10 — Related Parties, Joint Ventures and Variable Interest Entities

Consulting Fee

The Company has a Master Consulting and Advisory Services (“COAC Agreement”) with Cerberus Operations and Advisory Company, LLC, where pursuant to the terms of the agreement, they make personnel available to us for the purpose of providing reasonably requested business advisory services. The services are priced on a case by case basis depending on the requirements of the project and agreements in pricing. We incurred $0.7 million and $1.2 million in expenses for Cerberus consulting fees during the three and six months ended July 1, 2011, respectively.

Variable Interest Entities

We own an interest in various active VIEs, all of which are joint ventures. These are listed as follows: (i) 40% owned Partnership for Temporary Housing LLC (“PaTH”); (ii) 45% owned Contingency Response Services LLC (“CRS”); (iii) 44% owned Babcock DynCorp Limited (“Babcock”); (iv) 51% owned Global Linguist Solutions (“GLS”); (v) 50% owned DynCorp International FZ-LLC (“DIFZ”). We do not encounter any significant risk through our involvement in our VIEs outside the normal course of our business.

GLS is a joint venture formed in August 2006 with one partner, McNeil Technologies, for the purpose of procuring government contracts with the U.S. Army. We incur significant costs on behalf of GLS related to the normal operations of the venture. However, these costs typically support revenue billable to our customer. As noted in our Registration Statement, GLS is not a guarantor under our Senior Secured Credit Facility or our Senior Unsecured Notes in accordance with the agreement. GLS’ revenue was $98.7 million and $225.2 million during the three and six months ended July 1, 2011, respectively. Additionally, GLS’ operating income and net income was $6.3 million and $15.5 million during the three and six months ended July 1, 2011, respectively.

We own 50% of DIFZ but exercise power over activities that significantly impact DIFZ’s economic performance. We incur significant costs on behalf of DIFZ related to the normal operations. The vast majority of these costs are considered direct contract costs and thus billable on the various corresponding contracts supported by DIFZ services. DIFZ’s assets and liabilities as of July 1, 2011 totaled $39.0 million and $37.5 million, respectively. Additionally, DIFZ’s revenue was $120.9 million and $237.2 million during the three and six months ended July 1, 2011, respectively. These intercompany revenue and costs are eliminated in consolidation.

PaTH is a joint venture formed in May 2006 with two other partners for the purpose of procuring government contracts with the Federal Emergency Management Authority. CRS is a joint venture formed in March 2006 with two other partners for the purpose of procuring government contracts with the U.S. Navy. Babcock is a joint venture formed in January 2005 and currently provides services to the British Ministry of Defense.

As of July 1, 2011, we accounted for GLS, PaTH, CRS and Babcock as equity method investments based on our share of (i) the power to direct the activities of the VIE that most significantly impact its economic performance and (ii) the obligation to absorb losses of the VIE that could potentially be significant or the right to receive benefits from the entity that could potentially be significant to the VIE. Alternatively, we consolidated DIFZ based on the abovementioned criteria. We present our share of the GLS, PaTH and CRS earnings in “Earnings from unconsolidated affiliates” as these joint ventures are considered operationally integral. Alternatively, we present our share of the Babcock earnings in “Other income, net” as its not considered operationally integral. Current assets and total assets for our equity method investees as of July 1, 2011 totaled $152.7 million and $152.8 million, respectively. Current assets and total assets for our equity method investees as of December 31, 2010 totaled $163.7 million and $175.5 million, respectively. Current liabilities and total liabilities for our equity method investees as of July 1, 2011 totaled $108.0 million and $108.5 million, respectively. Current liabilities and total liabilities for our equity method investees as of December 31, 2010, totaled $105.1 million $105.6 million, respectively. Revenue and net income for the equity method investees during the three months ended July 1, 2011 was $137.1 million and $7.8 million, respectively. Revenue and net income for the equity method investees during the six months ended July 1, 2011 was $329.0 million and $19.5 million, respectively.

The majority of our VIEs only have performance on a single contract. The modification or termination of a contract under a VIE could trigger an impairment in the fair value of our investment in unconsolidated subsidiaries. In the aggregate, our maximum exposure to losses as a result of our investment consists of our (i) $95.4 million investment in unconsolidated subsidiaries, (ii) $5.8 million in receivables from our unconsolidated joint ventures, (iii) $6.3 million note receivable from Palm Trading Investment Corp, and (iv) contingent liabilities that were neither probable nor reasonably estimable as of July 1, 2011.

Joint Ventures

Receivables due from our unconsolidated joint ventures, including GLS, totaled $5.8 million and $5.0 million as of July 1, 2011 and December 31, 2010, respectively. These receivables are a result of items purchased and services rendered by us on behalf of our unconsolidated joint ventures, including GLS. We have assessed these receivables as having minimal collection risk based on our historic experience with these joint ventures and our inherent influence through our ownership interest. The related revenue we earned from our unconsolidated joint ventures, including GLS, totaled $2.7 million and $6.5 million during the three and six months ended July 1, 2011, respectively. Additionally, we earned $3.8 million and $10.6 million in equity method income (includes operationally integral and non-integral income) during the three and six months ended July 1, 2011.

We currently hold a promissory note from Palm Trading Investment Corp, which had an aggregate initial value of $9.2 million. The note is included in (i) Prepaid expenses and other current assets and in (ii) Other assets on our unaudited condensed consolidated balance sheet for the short and long-term portions, respectively. The loan balance outstanding was $6.3 million and $6.8 million, as of July 1, 2011 and December 31, 2010, respectively, reflecting the initial value plus accrued interest, less payments against the promissory notes. The fair value of the notes receivable is not materially different from its carrying value.

Note 11 — Collaborative Arrangements

During 2008, we executed a subcontract with CH2M Hill with respect to operations on the LOGCAP IV program, which is considered a collaborative arrangement under GAAP. The purpose of this arrangement is to share some of the risks and rewards associated with this U.S. government contract. Our current share of profits is 70%.

We account for this collaborative arrangement under ASC 808 — Collaborative Arrangements and record revenue gross as the prime contractor. Expenses incurred are recorded in Cost of Services in the period realized. Revenue on LOGCAP IV was $401.3 million and $780.6 million during the three and six months ended July 1, 2011, respectively. Cost of services on LOGCAP IV was $377.5 million and $732.4 million during the three and six months ended July 1, 2011, respectively. Our share of the total LOGCAP IV profits was $9.7 million and $21.5 million during the three and six months ended July 1, 2011, respectively.

Note 12 – Consolidating Financial Statements of Subsidiary Guarantors

The Senior Unsecured Notes issued by DynCorp International Inc. (“Subsidiary Issuer”) and the Credit Facility are fully and unconditionally guaranteed, jointly and severally, by the Company (“Parent”) and all of the domestic subsidiaries of Subsidiary Issuer: DynCorp International LLC, DTS Aviation Services LLC, DynCorp Aerospace Operations LLC, DynCorp International Services LLC, Dyn Marine Services of Virginia LLC, Services International LLC, Worldwide Humanitarian Services LLC, Worldwide Recruiting and Staffing Services LLC, Phoenix Consulting Group, LLC, DIV Capital Corporation and Casals & Associates, Inc. (collectively, “Subsidiary Guarantors”). The Subsidiary Issuer and each of the Subsidiary Guarantors are 100% owned by the Company.

The following condensed consolidating financial statements present (i) the unaudited condensed consolidating balance sheets as of July 1, 2011 and December 31, 2010, (ii) the unaudited condensed consolidating statement of operations for the three and six months ended July 1, 2011, (iii) the unaudited condensed consolidating statement of cash flows during the six months ended July 1, 2011 and (iv) elimination entries necessary to consolidate Parent and its subsidiaries.

The Parent company, the Subsidiary Issuer, the combined 100% owned Subsidiary Guarantors and the combined subsidiary non-guarantors account for their investments in subsidiaries using the equity method of accounting; therefore, the Parent column reflects the equity income of its subsidiary guarantors and subsidiary non-guarantors. Additionally, the Subsidiary Guarantors column reflects the equity income of their subsidiary non-guarantors.

Delta Tucker Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidating Statement of Operations Information

For the three Months ended July 1, 2011

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$—	$916,698	$133,416	$(131,390)	$918,724
Cost of services	—	—	(848,932)	(127,993)	128,049	(848,876)
Selling, general and administrative expenses	—	—	(31,810)	(3,365)	3,341	(31,834)
Depreciation and amortization expense	—	—	(12,684)	(159)	—	(12,843)
Earnings from unconsolidated affiliates	—	—	3,210	—	—	3,210

Operating income	—	—	26,482	1,899	—	28,381
Interest expense	—	(23,102)	(93)	—	—	(23,195)
Loss on early extinguishment of debt	—	—	—	—	—	—
Equity in income of consolidated subsidiaries, net of taxes	3,326	17,493	982	—	(21,801)	—
Other income, net	—	—	1,352	(29)	—	1,323

Income/(loss) before income taxes	3,326	(5,609)	28,723	1,870	(21,801)	6,509
Provision for income taxes	—	8,935	(11,230)	(221)	—	(2,516)

Net income/(loss)	3,326	3,326	17,493	1,649	(21,801)	3,993
Noncontrolling interest	—	—	—	(667)	—	(667)

Net income/(loss) attributable to Delta Tucker Holdings, Inc.	$3,326	$3,326	$17,493	$982	$(21,801)	$3,326

Delta Tucker Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidating Statement of Operations Information

For the Six Months ended July 1, 2011

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$—	$1,806,465	$259,236	$(262,653)	$1,803,048
Cost of services	—	—	(1,663,096)	(248,393)	256,422	(1,655,067)
Selling, general and administrative expenses	—	—	(69,097)	(6,495)	6,231	(69,361)
Depreciation and amortization expense	—	—	(25,654)	(320)	—	(25,974)
Earnings from unconsolidated affiliates	—	—	7,936	—	—	7,936

Operating income	—	—	56,554	4,028	—	60,582
Interest expense	—	(46,555)	(146)	—	—	(46,701)
Loss on early extinguishment of debt	—	(2,397)	—	—	—	(2,397)
Equity in income of consolidated subsidiaries, net of taxes	8,234	38,229	2,066	—	(48,529)	—
Other income, net	—	—	4,278	(32)	—	4,246

Income/(loss) before income taxes	8,234	(10,723)	62,752	3,996	(48,529)	15,730
Provision for income taxes	—	18,957	(24,523)	(525)	—	(6,091)

Net income/(loss)	8,234	8,234	38,229	3,471	(48,529)	9,639
Noncontrolling interest	—	—	—	(1,405)	—	(1,405)

Net income/(loss) attributable to Delta Tucker Holdings, Inc.	$8,234	$8,234	$38,229	$2,066	$(48,529)	$8,234

Delta Tucker Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidating Balance Sheet Information

July 1, 2011

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
	ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$67,453	$5,583	$—	$73,036
Restricted cash	—	—	6,036	—	—	6,036
Accounts receivable, net	—	—	796,987	4,766	(3,245)	798,508
Intercompany receivables	—	—	113,392	36,618	(150,010)	—
Prepaid expenses and other current assets	—	369	72,468	855	1,561	75,253

Total current assets	—	369	1,056,336	47,822	(151,694)	952,833
Property and equipment, net	—	—	24,098	891	—	24,989
Goodwill	—	—	646,972	32,399	—	679,371
Tradenames, net	—	—	43,750	—	—	43,750
Other intangibles, net	—	—	330,258	2,170	—	332,428
Investment in subsidiaries	562,298	1,555,833	35,850	—	(2,153,981)	—
Other assets, net	7,197	38,344	96,629	—	38	142,208

Total assets	$569,495	$1,594,546	$2,233,893	$83,282	$(2,305,637)	$2,175,579

	LIABILITIES & EQUITY
Current liabilities:
Current portion of long-term debt	$—	$5,212	$—	$—	$—	$5,212
Accounts payable	—	—	275,741	1,026	(1,621)	275,146
Accrued payroll and employee costs	—	—	89,052	40,019	—	129,071
Intercompany payables	47,932	59,614	37,044	5,420	(150,010)	—
Other accrued liabilities	—	363	188,275	394	—	189,032
Income taxes payable	—	—	—	573	(25)	548

Total current liabilities	47,932	65,189	590,112	47,432	(151,656)	599,009
Long-term debt, less current portion	—	967,059	637	—	—	967,696
Other long-term liabilities	—	—	83,124	—	—	83,124
Noncontrolling interests	—	—	4,187	—	—	4,187
Equity	521,563	562,298	1,555,833	35,850	(2,153,981)	521,563

Total liabilities and equity	$569,495	$1,594,546	$2,233,893	$83,282	$(2,305,637)	$2,175,579

Delta Tucker Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidating Balance Sheet Information

December 31, 2010

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
	ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$46,106	$6,431	$—	$52,537
Restricted cash	—	—	9,342	—	—	9,342
Accounts receivable, net	—	—	780,524	5,211	(3,640)	782,095
Intercompany receivables	—	—	74,169	33,268	(107,437)	—
Prepaid expenses and other current assets	6,167	—	143,337	616	493	150,613

Total current assets	6,167	—	1,053,478	45,526	(110,584)	994,587
Property and equipment, net	—	—	25,553	944	—	26,497
Goodwill	—	—	646,972	32,399	—	679,371
Tradenames, net	—	—	43,839	—	—	43,839
Other intangibles, net	—	—	352,744	2,385	—	355,129
Investment in subsidiaries	558,060	1,566,557	35,516	—	(2,160,133)	—
Other assets, net	8,432	45,246	110,254	—	—	163,932

Total assets	$572,659	$1,611,803	$2,268,356	$81,254	$(2,270,717)	$2,263,355

	LIABILITIES & EQUITY
Current liabilities:
Current portion of long-term debt	$—	$5,700	$—	$—	$—	$5,700
Accounts payable	—	—	299,583	1,385	(3,147)	297,821
Accrued payroll and employee costs	—	—	69,417	29,878	—	99,295
Intercompany payables	59,684	7,227	33,393	7,133	(107,437)	—
Other accrued liabilities	—	22,941	208,427	7,217	—	238,585
Income taxes payable	—	—	3,346	125	—	3,471

Total current liabilities	59,684	35,868	614,166	45,738	(110,584)	644,872
Long-term debt, less current portion	—	1,017,875	637	—	—	1,018,512
Other long-term liabilities	—	—	82,645	—	—	82,645
Noncontrolling interests	—	—	4,351	—	—	4,351
Equity	512,975	558,060	1,566,557	35,516	(2,160,133)	512,975

Total liabilities and equity	$572,659	$1,611,803	$2,268,356	$81,254	$(2,270,717)	$2,263,355

Delta Tucker Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidating Statement of Cash Flow Information

For the Six Months ended July 1, 2011

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$11,752	$(1,084)	$60,489	$6,568	$(1,569)	$76,156

Cash flows from investing activities:
Investments in equity method investees	—	—	—	—	—	—
Purchase of property and equipment	—	—	(2,829)	—	—	(2,829)
Return of capital from equity method investees	—	—	9,147	—	—	9,147
Net transfers from/(to) Parent	—	—	—	(5,063)	5,063	—

Net cash provided by (used in) investing activities	—	—	6,318	(5,063)	5,063	6,318

Cash flows from financing activities:
Borrowings on long-term debt	—	214,300	—	—	—	214,300
Payments on long-term debt	—	(265,603)	—	—	—	(265,603)
Net transfers from/(to) Parent/subsidiary	(11,752)	52,387	(35,572)	—	(5,063)	—
Payments of dividends to Parent	—	—	—	(2,353)	1,569	(784)
Other financing activities	—	—	(9,888)	—	—	(9,888)

Net cash (used in) provided by financing activities	(11,752)	1,084	(45,460)	(2,353)	(3,494)	(61,975)
Net increase (decrease) in cash and cash equivalents	—	—	21,347	(848)	—	20,499
Cash and cash equivalents, beginning of period	—	—	46,106	6,431	—	52,537

Cash and cash equivalents, end of period	$—	$—	$67,453	$5,583	$—	$73,036

Note 13 — Subsequent Events

We evaluated subsequent events that occurred after the period end date through the date the financial statements were issued. We concluded that no subsequent events have occurred that require recognition or disclosure in our financial statements during the three and six months ended July 1, 2011, except as follows:

On August 10, 2011, DynCorp International Inc. entered into an amendment (the “Amendment”) that amended the Senior Credit Facility. The Amendment amends the Senior Credit Facility to re-set leverage and interest covenant levels. Under the terms of the Amendment, the maximum total leverage ratio would step up to 5.50x through the period ending June 29, 2012 and steps down to 3.25x over time, the amount of unrestricted cash permitted to be netted from the calculation of the total leverage ratio is $50.0 million, and the minimum interest coverage ratio is 1.70x through the period ending June 29, 2012 and steps up to 2.25x over time.

DYNCORP INTERNATIONAL INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Amounts in thousands)	Six Months Ended July 2, 2010	Three Months Ended July 2, 2010
Revenue	$1,998,504	$944,713
Cost of services	(1,830,793)	(856,974)
Selling, general and administrative expenses	(57,822)	(38,513)
Depreciation and amortization expense	(20,989)	(10,263)

Operating income	88,900	38,963
Interest expense	(26,279)	(12,585)
Interest income	84	51
Other income, net	2,445	658

Income before income taxes	65,150	27,087
Provision for income taxes	(21,946)	(9,279)

Net income	43,204	17,808
Noncontrolling interests	(10,932)	(5,004)

Net income attributable to DynCorp International, Inc.	$32,272	$12,804

See notes to unaudited condensed consolidated financial statements.

DYNCORP INTERNATIONAL INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Amounts in thousands)	Six Months Ended July 2, 2010
Cash flows from operating activities
Net income	$43,204
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,366
Loss on early extinguishment of debt, net	1,426
Excess tax benefits from equity based compensation	(55)
Amortization of deferred loan costs	1,926
Allowance for losses on accounts receivable	69
Earnings from equity method investees	(2,051)
Distributions from affiliates	1,263
Deferred income taxes	13,016
Equity-based compensation	3,845
Changes in assets and liabilities:
Restricted cash	16,307
Accounts receivable	(63,658)
Prepaid expenses and other current assets	(992)
Accounts payable and accrued liabilities	62,388
Income taxes payable	(1,437)

Net cash provided by operating activities	96,617
Cash flows from investing activities
Cash paid for acquisitions, net of cash acquired	(4,984)
Purchase of property and equipment, net	(3,314)
Purchase of computer software	(6,161)

Net cash used in investing activities	(14,459)
Cash flows from financing activities
Borrowings on long-term debt	227,600
Payments on long-term debt	(227,600)
Payments under other financing arrangements	(2,011)
Excess tax benefits from equity-based compensation	55
Payments of dividends to noncontrolling interests	(11,435)

Net cash used in financing activities	(13,391)

Net increase in cash and cash equivalents	68,767
Cash and cash equivalents, beginning of period	67,082

Cash and cash equivalents, end of period	$135,849

Income taxes paid, net	$8,278
Interest paid	$24,902

See notes to unaudited condensed consolidated financial statements.

DYNCORP INTERNATIONAL INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive (Loss) Income	Total Equity Attributable to DynCorp International, Inc.	Noncontrolling Interests	Total Equity
	(Amounts in thousands)
Balance at January 1, 2010	56,307	$570	$367,228	$200,240	$(8,948)	$(2,090)	$557,000	$6,325	$563,325
Comprehensive income (loss):
Net income	—	—	—	43,204	—	—	43,204	—	43,204
Interest rate swap, net of tax	—	—	—	—	—	1,976	1,976	—	1,976
Currency translation adjustment, net of tax	—	—	—	—	—	(614)	(614)	—	(614)

Comprehensive income	—	—	—	43,204	—	1,362	44,566	—	44,566
Noncontrolling interests	—	—	—	(10,932)	—	—	(10,932)	—	(10,932)

Comprehensive income attributable DynCorp International Inc.	—	—	—	32,272	—	1,362	33,634	—	33,634
Net income and comprehensive income attributable to noncontrolling interests	—	—	—	—	—	—	—	10,932	10,932
DIFZ financing, net of tax			210	—	—	—	210	—	210
Treasury shares issued to settle RSU liability	1	—	126	—	251	—	377	—	377
Equity-based compensation	—	—	141	—	—	—	141	—	141
Tax benefit associated with equity-based compensation	—	—	55	—	—	—	55	—	55
Dividends declared to noncontrolling interests	—	—	—	—	—	—	—	(12,315)	(12,315)

Balance at July 2, 2010	56,308	$570	$367,760	$232,512	$(8,697)	$(728)	$591,417	$4,942	$596,359

See notes to unaudited condensed consolidated financial statements.

DYNCORP INTERNATIONAL INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended July 2, 2010

Note 1 — Significant Accounting Policies and Accounting Developments

Unless the context otherwise indicates, references herein to “we,” “our,” “us” or “DynCorp International” refer to DynCorp International Inc. and our consolidated subsidiaries. DynCorp International Inc., through its subsidiaries (together, the “Company”), provides defense and technical services and government outsourced solutions primarily to United States (“U.S.”) government agencies domestically and internationally. Primary customers include the U.S. Department of Defense (“DoD”) and U.S. Department of State (“DoS”), but also include other government agencies, foreign governments and commercial customers.

These consolidated financial statements have been prepared, without audit, pursuant to accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.

Certain information and footnote disclosures normally included in financial statements, prepared in accordance with GAAP, have been condensed or omitted pursuant to such rules and regulations. However, we believe that all disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and the related notes thereto included in the Registration Statement on Form S-4 (File No. 333-173746) (the “Registration Statement”) which was declared effective by the SEC on June 21, 2011.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to fairly present the results of operations during the three and six months ended July 2, 2010 and the cash flows for the six months ended July 2, 2010, have been included. The results of operations during the three and six months ended July 2, 2010 are not necessarily indicative of the results to be expected for the full fiscal year or for any future periods. We use estimates and assumptions required for preparation of the financial statements. The estimates are primarily based on historical experience and business knowledge and are revised as circumstances change. However, actual results could differ from the estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of both our domestic and foreign subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The Company has investments in joint ventures that are variable interest entities (“VIEs”). The VIE investments are accounted for in accordance with Financial Accounting Standards Board Codification (“ASC”) ASC 810 — Consolidation. In cases where the Company has (i) the power to direct the activities of the VIE that most significantly impact its economic performance and (ii) the obligation to absorb losses of the VIE that could potentially be significant or the right to receive benefits from the entity that could potentially be significant to the VIE, the Company consolidates the entity. Alternatively, in cases where all of the aforementioned criteria are not met, the investment is accounted for under the equity method.

We have ownership interests in three active joint ventures that are not consolidated into our financial statements as of July 2, 2010, and are accounted for using the equity method. Economic rights in active joint ventures are indicated by the ownership percentages in the table listed below.

Babcock DynCorp Limited	44.0%
Partnership for Temporary Housing LLC	40.0%
Contingency Response Services LLC	45.0%

The following table sets forth our ownership in joint ventures that are consolidated into our financial statements as of July 2, 2010. For the entities listed below, we are the primary beneficiary as defined in ASC 810 — Consolidation.

Global Linguist Solutions, LLC	51.0%
DynCorp International FZ-LLC	50.0%

Noncontrolling interests

We record the impact of our consolidated joint venture partners’ interests as noncontrolling interests. Noncontrolling interests is presented on the face of the income statement as an increase or reduction in arriving at Net Income attributable to DynCorp International, Inc. Noncontrolling interests on the balance sheet is located in the equity section.

Accounting Policies

There have been no material changes to our significant accounting policies, as compared to the significant accounting policies described in our Registration Statement.

Accounting Developments

Pronouncements Implemented –

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Standards No. 167-Amendments to FASB Interpretation 46(R) (“SFAS No. 167”). SFAS No. 167 was converted to Financial Accounting Standards Update 2009-17 and was incorporated into Financial Accounting Standards Codification 810 — Consolidation. This statement amends the guidance for (i) determining whether an entity is a VIE, (ii) determining the primary beneficiary of a VIE, (iii) requiring ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE and (iv) changing the disclosure requirements formerly listed in FASB Interpretation 46(R)-8. This statement was effective for us beginning April 3, 2010. The adoption of this statement did not impact our consolidation conclusions during the six months ended July 2, 2010. However, as a result of the Merger on July 7, 2010, we deconsolidated Global Linguist Solutions effective July 7, 2010 in accordance with ASU 2009-17. See Note 1 to Delta Tucker Holdings’, Inc. Registration Statement for the period from April 1, 2010 (Inception) to December 31, 2010, for additional discussion on this matter.

Pronouncements Not Yet Implemented

In October 2009, the FASB issued ASU No. 2009-13—Revenue Recognition Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). This update (i) removes the objective-and-reliable-evidence-of-fair-value criterion from the separation criteria used to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, (ii) replaces references to “fair value” with “selling price” to distinguish from the fair value measurements required under the fair value measurements and disclosures guidance, (iii) provides a hierarchy that entities must use to estimate the selling price, (iv) eliminates the use of the residual method for allocation, and (v) expands the ongoing disclosure requirements. The amendments in this update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. Management does not believe that adoption of this ASU will have a material effect on our consolidated financial position and results of operations.

In October 2009, the FASB issued ASU No. 2009-14—Certain Revenue Arrangements That Include Software Elements (“ASU 2009-14”), which updates ASC Topic 985—Software. ASU 2009-14 clarifies which accounting guidance should be used for purposes of measuring and allocating revenue for arrangements that contain both tangible products and software, and where the software is more than incidental to the tangible product as a whole. The amendments in this update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. Management does not believe that adoption of this ASU will have a material effect on our consolidated financial position and results of operations.

In April 2010, the FASB issued ASU No. 2010-17—Milestone Method of Revenue Recognition—a consensus of the FASB Emerging Issues Task Force (“ASU-2010-17”), which amends Topic 605—Revenue Recognition. This ASU establishes authoritative guidance permitting the use of the milestone method of revenue recognition for research or development arrangements that contain payment provisions or consideration contingent on the achievement of specified events. This guidance is effective for milestones achieved in fiscal years beginning on or after June 15, 2010 and allows for either prospective or retrospective application, with early adoption permitted. Management does not believe that adoption of this ASU will have a material effect on our consolidated financial position and results of operations.

Note 2 — Goodwill and other Intangible Assets

We evaluate goodwill for impairment annually and when an event occurs or circumstances change to suggest that the carrying value may not be recoverable.

Amortization expense for customer-related intangibles, other intangibles, and finite-lived tradename was $9.5 million and $19.6 million during the three and six months ended July 2, 2010.

Note 3 — Income Taxes

The provision for income taxes consists of the following:

(Amounts in thousands)	Three Months Ended July 2, 2010	Six Months Ended July 2, 2010
Current portion:
Federal	$(138)	7,446
State	278	477
Foreign	494	990

	634	8,913
Deferred portion:
Federal	8,421	12,790
State	218	235
Foreign	6	8

	8,645	13,033

Provision for income taxes	$9,279	$21,946

A reconciliation of the statutory federal income tax rate to our effective rate is provided below:

	Three Months Ended July 2, 2010	Six Months Ended July 2, 2010
Statutory rate	35.0%	35.0%
State income tax, less effect of federal deduction	1.4%	0.9%
Noncontrolling interests	(6.0)%	(5.7)%
Other	3.9%	3.5%

Effective tax rate	34.3%	33.7%

As of July 2, 2010, we have $1.9 million of total unrecognized tax benefits. The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $1.6 million for July 2, 2010.

It is expected that the amount of unrecognized tax benefits will change in the next twelve months; however, we do not expect the change to have a significant impact on our results of operations or our financial position.

We recognize interest accrued related to uncertain tax positions in interest expense and penalties in income tax expense in our unaudited consolidated statement of operations.

We file income tax returns in U.S. federal and state jurisdictions and in various foreign jurisdictions. The statute of limitations is open for U.S. federal income tax returns for our fiscal year 2008 and forward. The statute of limitations for state income tax returns is open for our fiscal year 2006 and forward, with few exceptions, and foreign income tax examinations for the calendar year 2007 and forward.

Note 4 — Commitments and Contingencies

Commitments

We have operating leases for the use of real estate and certain property and equipment, which are non-cancelable, cancelable only by the payment of penalties or cancelable upon one month’s notice. All lease payments are based on the lapse of time but include, in some cases, payments for insurance, maintenance and property taxes. There are no purchase options on operating leases at favorable terms, but most leases have one or more renewal options. Certain leases on real estate are subject to annual escalations for increases in base rents, utilities and property taxes. Rental expense was $13.7 million and $31.7 million during the three and six months ended July 2, 2010.

Contingencies

General Legal Matters

We are involved in various lawsuits and claims that have arisen in the normal course of business. In most cases, we have denied, or believe we have a basis to deny any liability. Related to these matters, we have recorded reserves totaling approximately $6.7 million as of July 2, 2010. Liabilities in excess of those recorded, if any, arising from such matters may have a material effect on our results of operations, consolidated financial condition or liquidity.

Pending litigation and claims

On December 4, 2006, December 29, 2006, March 14, 2007 and April 24, 2007, four lawsuits were served, seeking unspecified monetary damages against DynCorp International LLC and several of its former affiliates in the U.S. District Court for the Southern District of Florida, concerning the spraying of narcotic plant crops along the Colombian border adjacent to Ecuador. Three of the lawsuits, filed on behalf of the Provinces of Esmeraldas, Sucumbíos, and Carchi in Ecuador, allege violations of Ecuadorian law, international law, and statutory and common law tort violations, including negligence, trespass, and nuisance. The fourth lawsuit, filed on behalf of citizens of the Ecuadorian provinces of Esmeraldas and Sucumbíos, alleges personal injury, various counts of negligence, trespass, battery, assault, intentional infliction of emotional distress, violations of the Alien Tort Claims Act and various violations of international law. The four lawsuits were consolidated, and based on our motion granted by the court, the case was subsequently transferred to the U.S. District Court for the District of Columbia. On March 26, 2008, a First Amended Consolidated Complaint was filed that identified 3,266 individual plaintiffs. On January 12, 2010, 1,256 of the plaintiffs have been dismissed by court orders. The amended complaint does not demand any specific monetary damages; however, a court decision against us, although we believe to be remote, could have a material effect on our results of operations and financial condition, if we are unable to seek reimbursement from the DoS. The aerial spraying operations were and continue to be managed by us under a DoS contract in cooperation with the Colombian government. The DoS contract provides indemnification to us against third-party liabilities arising out of the contract, subject to available funding.

A lawsuit filed on September 11, 2001, and amended on March 24, 2008, seeking unspecified damages on behalf of twenty-six residents of the Sucumbíos Province in Ecuador, was brought against our operating company and several of its former affiliates in the U.S. District Court for the District of Columbia. The action alleges violations of the laws of nations and United States treaties, negligence, emotional distress, nuisance, battery, trespass, strict liability, and medical monitoring arising from the spraying of herbicides near the Ecuador-Colombia border in connection with the performance of the DoS, International Narcotics and Law Enforcement contract for the eradication of narcotic plant crops in Colombia. On January 12, 2010, fifteen of the plaintiffs have been dismissed by court order. The terms of the DoS contract provide that the DoS will indemnify our operating company against third-party liabilities arising out of the contract, subject to available funding. We are also entitled to indemnification by Computer Sciences Corporation in connection with this lawsuit, subject to certain limitations. Additionally, any damage award would have to be apportioned between the other defendants and our operating company. We believe that the likelihood of an unfavorable judgment in this matter is remote and that, even if that were to occur, the judgment is unlikely to result in a material effect on our results of operations or financial condition as a result of the third party indemnification and apportionment of damages described above.

Arising out of the litigation described in the preceding two paragraphs, on September 22, 2008, we filed a separate lawsuit against our aviation insurance carriers seeking defense and coverage of the referenced claims. On November 9, 2009, the court granted our Partial Motion for Summary Judgment regarding the duty to defend, and the carriers have paid the majority of the litigation expenses. In a related action, the carriers filed a lawsuit against us on February 5, 2009, seeking rescission of certain aviation insurance policies based on an alleged misrepresentation by us concerning the existence of certain of the lawsuits relating to the eradication of narcotic plant crops. On May 19, 2010, our aviation insurance carriers filed a complaint against us seeking reformation of previously provided insurance policies and the elimination of coverage for aerial spraying. The Company believes that the claims asserted by the insurance carriers are without merit and we will defend against them vigorously.

In November 2009, a U.S. grand jury indicted one of our subcontractors, Agility, on the Logistics Civil Augmentation Program (“LOGCAP IV”) contract, Agility, on charges of fraud and conspiracy, alleging that it overcharged the U.S. Army on $8.5 billion worth of contracts to provide food to soldiers in Iraq, Kuwait and Jordan. These allegations were in no way related to the work performed under LOGCAP IV. Effective December 16, 2009, we removed Agility as a subcontractor on the LOGCAP IV contract and terminated the work under existing task orders. In April 2010, Agility filed an arbitration demand, asserting claims for breach of a joint venture agreement, breach of fiduciary duty and unjust enrichment. Agility is seeking a declaration that it is entitled to a 30% share of the LOGCAP IV fees over the life of the contract. We believe our right to remove Agility was justified and no joint venture agreement exists between the parties. The case is currently in arbitration. We believe the case is without merit and we intend to vigorously defend against Agility’s claims, however, based on the size of the LOGCAP IV contract and Agility’s claim, a negative outcome may have a material effect on our consolidated financial position, results of operations or cash flows.

U.S. Government Investigations

We primarily sell our services to the U.S. government. These contracts are subject to extensive legal and regulatory requirements, and we are occasionally the subject of investigations by various agencies of the U.S. government who investigate whether our operations are being conducted in accordance with these requirements, including as previously disclosed in our periodic filings, the Special Inspector General for Iraq Reconstruction report regarding certain reimbursements and the U.S. Department of State Office of Inspector General’s records subpoena with respect to the Civilian Police (“CivPol”) contract. Such investigations, whether related to our U.S. government contracts or conducted for other reasons, could result in administrative, civil or criminal liabilities, including repayments, fines or penalties being imposed upon us, or could lead to suspension or debarment from future U.S. government contracting. U.S. government investigations often take years to complete and many result in no adverse action against us. We do not believe that any adverse actions arising from such matters would have a material effect on our results of operations, consolidated financial condition or liquidity over the long term.

As previously disclosed, we identified certain payments made on our behalf by two subcontractors to expedite the issuance of a limited number of visas and licenses from a foreign government’s agencies that may raise compliance issues under the U.S. Foreign Corrupt Practices Act. We retained outside counsel to investigate these payments. In November 2009, we voluntarily brought this matter to the attention of the U.S. Department of Justice and the SEC. We are cooperating with the government’s review of this matter. We are also continuing our evaluation of our internal policies and procedures. We cannot predict the ultimate consequences of this matter at this time, nor can we reasonably estimate the potential liability, if any, related to this matter. However, based on the facts currently known, we do not believe that this matter will have a material effect on our business, financial condition, results of operations or cash flow.

On August 16, 2005, we were served with a Department of Justice Federal Grand Jury Subpoena seeking documents concerning work performed by a former subcontractor, Al Ghabban in 2002-2005. Specifically, during the 2002-2005 timeframe, Al Ghabban performed line haul trucking work to transport materials throughout the Middle Eastern theater on the War Reserve Materials Program. In response to the subpoena in 2005, we provided the requested documents to the Department of Justice, and the matter was subsequently closed in 2005 without any action taken. In April 2009, we received a follow up telephone call concerning this matter from the Department of Justice Civil Litigation Division. Since that time, we have had several discussions with the government regarding the civil matter. In response to recent requests, we have provided additional information to the Department of Justice Civil Litigation Division. We are fully cooperating with the government’s review. If our operations are found to be in violation of any laws or government regulations, we may be subject to penalties, damages or fines, any or all of which could adversely affect our financial results.

U.S. Government Audits

Our contracts are regularly audited by the DCAA and other government agencies. These agencies review our contract performance, cost structure and compliance with applicable laws, regulations and standards. The DCAA also reviews the adequacy of, and our compliance with, our internal control systems and policies, including our purchasing, property, estimating, compensation and management information systems. Any costs found to be improperly allocated to a specific contract will not be reimbursed. In addition, government contract payments received by us for allowable direct and indirect costs are subject to adjustment after audit by government auditors and repayment to the government if the payments exceed allowable costs as defined in the government contracts.

The Defense Contract Management Agency (“DCMA”) formally notified us of non-compliance with Cost Accounting Standard 403, Allocation of Home Office Expenses to Segments, on April 11, 2007. We issued a response to the DCMA on April 26, 2007 with a proposed solution to resolve the area of non-compliance, which related to the allocation of corporate general and administrative costs between our divisions. On August 13, 2007, the DCMA notified us that additional information would be necessary to justify the proposed solution. We issued responses on September 17, 2007, April 28, 2008 and September 10, 2009 and the matter is pending resolution. Based on facts currently known, we do not believe the matters described in this and the preceding paragraph will have a material effect on our results of operations or financial condition.

We were under audit by the Internal Revenue Service (“IRS”) for employment taxes covering the years 2005 through 2007. In the course of the audit process, the IRS had questioned our treatment of exempting from U.S. employment taxes all U.S. residents working abroad for some of our foreign subsidiaries. We do not have any reserves for periods subsequent to 2007 related to this employment tax issue.

Contract Matters

In 2009, we terminated for cause a contract to build the Akwa Ibom International Airport for the State of Akwa Ibom in Nigeria. Consequently, we terminated certain subcontracts and purchase orders the customer advised us it did not want to assume. Based on our experience with this particular Nigerian state government customer, we believe the customer may challenge our termination of the contract for cause and initiate legal action against us. Our termination of certain subcontracts not assumed by the customer, including our actions to recover against advance payment and performance guarantees established by the subcontractors for our benefit is being challenged in certain instances. Although we believe our right to terminate this contract and such subcontracts was justified and permissible under the terms of the contracts, and we intend to vigorously contest any claims brought against us arising out of such terminations, if courts were to conclude that we were not entitled to terminate one or more of the contracts and damages were assessed against us, such damages could have a material effect on our results of operations or financial condition. At this time, any such damages are not estimable.

Credit Risk

We are subject to concentrations of credit risk primarily by virtue of our accounts receivable. Departments and agencies of the U.S. federal government account for all but minor portions of our customer base, minimizing this credit risk. Furthermore, we continuously review all accounts receivable and recorded provisions for doubtful accounts.

Risk Management Liabilities and Reserves

We are insured for domestic worker’s compensation liabilities and a significant portion of our employee medical costs. However, we bear risk for a portion of claims pursuant to the terms of the applicable insurance contracts. We account for these programs based on actuarial estimates of the amount of loss inherent in that period’s claims, including losses for which claims have not been reported. These loss estimates rely on actuarial observations of ultimate loss experience for similar historical events. We limit our risk by purchasing stop-loss insurance policies for significant claims incurred for both domestic worker’s compensation liabilities and medical costs. Our exposure under the stop-loss policies for domestic worker’s compensation and medical costs is limited based on fixed dollar amounts. For domestic worker’s compensation and employer’s liability under state and federal law, the fixed dollar amount of stop-loss coverage is $1.0 million per occurrence on most policies; but, $0.25 million on a California based policy. For medical costs, the fixed dollar amount of stop-loss coverage is from $0.25 million to $0.75 million for total costs per covered participant per calendar year.

Note 5 — Equity

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss included only unrealized foreign currency losses as of July 2, 2010. The balance in accumulated other comprehensive loss related to unrealized foreign currency losses, net of tax, was $0.7 million as of July 2, 2010.

Note 6 — Interest Rate Derivatives

As of July 2, 2010, there were no derivative instruments the two interest rate swap agreements expired in May 2010.

Date Entered	Notional Amount	Fixed Interest Rate Paid*	Variable Interest Rate Received	Expiration Date
	(Amounts in thousands)
April 2007	$168,620	4.975%	3-month LIBOR	May 2010
April 2007	$31,380	4.975%	3-month LIBOR	May 2010

*	Plus applicable margin (2.25% as of July 2, 2010).

During the three months ended July 2 2010, we had no activity associated with derivatives. During the three and six months ended July 2, 2010, we paid $1.6 million and $4.0 million in net settlements and incurred $1.1 million and $3.1 million of expenses, which was recorded to interest expense.

Note 7 — Equity-Based Compensation

In accordance with ASC 718 — Compensation-Stock Compensation, we recognized compensation expense related to RSUs on a graded schedule over the requisite service period, net of estimated forfeitures. Under this method, we recorded equity-based compensation expense of $3.5 million and $3.9 million during the three and six months ended July 2, 2010. As of July 2, 2010, we had provided equity-based compensation through the granting of Class B interests in DIV Holding LLC, and the granting of RSUs under our 2007 Omnibus Incentive Plan (the “2007 Plan”).

Class B Equity

During the three and six months ended July 2, 2010, we had no new grants or forfeiture events. Consequently, the three months and six ended July 2, 2010 expense recognized for Class B activity was the result of the quarterly amortization from the graded vesting schedule.

A summary of Class B activity during the three months ended July 2, 2010 is as follows:

	% Interest in DIV Holding	Grant Date Fair Value
		(Amounts in thousands)
Balance January 1, 2010	4.6%	$9,315
Grants	0%	—
Forfeitures	0%	—

Balance April 2, 2010	4.6%	$9,315
Grants	0%	—
Forfeitures	0%	—

Balance July 2, 2010	4.6%	$9,315
January 1, 2010 vested	4.0%	$7,899
Vesting	0.3%	348

April 2, 2010 vested	4.3%	$8,247
Vesting	—%	173
July 2, 2010 vested	4.3%	$8,420
July 2, 2010 nonvested	0.3%	$895

In connection with the Merger on July 7, 2010, all Class B interests vested.

2007 Omnibus Equity Incentive Plan

In August 2007, our stockholders approved the adoption of the 2007 Omnibus Equity Incentive Plan. The 2007 Plan provided for the grant of stock options, stock appreciation rights, restricted stock and other share-based awards. Our employees, employees of our subsidiaries and non-employee members of the Board were eligible to be selected to participate in the 2007 Plan at the discretion of the Compensation Committee.

During the six months ended July 2, 2010, 207,309 shares were granted, 202,909 were service-based RSUs and 4,400 were performance-based RSUs, to certain key employees. The performance based RSU awards were tied to our financial performance, specifically fiscal year 2011 EBITDA (earnings before interest, taxes, depreciation and amortization), and cliff vest upon achievement of this target. The payouts were scaled based on actual performance results with a potential payout range of 50% to 150%. 14,706 service-based RSUs were granted to Board members during six months ended July 2, 2010. These awards vest within one year of grant, but include a post-vesting restriction of six months after the applicable directors’ Board service ends.

The RSUs have assigned value equivalent to our common stock and may be settled in cash or shares of our common stock at the discretion of the Compensation Committee of the Board. As of July 2, 2010, 17,395 units were vested but unsettled.

The estimated fair value of the RSUs granted, net of forfeitures, was approximately $16.7 million as of July 2, 2010 based on the closing market price of our stock on the grant date.

	Outstanding RSUs	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2010	799,625	$16.85
Units granted	16,106	$11.64
Units forfeited	(26,133)	$16.49
Units vested and settled	(7,200)	$17.24

Outstanding, April 2, 2010	782,398	$16.75

Units granted	207,309	$16.95

Units forfeited	—	—

Units vested and settled	(37,500)	$15.74

Outstanding, July 2, 2010	952,207	$16.83

In connection with the Merger, all RSUs held by our directors and employees vested on July 7, 2010 and were settled in cash. These settlements were made net of payroll tax withholding.

Note 8 — Related Parties, Joint Ventures and Variable Interest Entities

Management Fee

We historically paid Veritas an annual management fee of $0.3 million plus expenses to provide us with general business management, financial, strategic and consulting services. We paid $0.1 million and $0.2 million to Veritas during the three and six months ended July 2, 2010, respectively. Our obligation to pay this fee was terminated on July 7, 2010 due to the change of control resulting from the Merger.

Variable Interest Entities

We own an interest in various active VIEs, all of which are joint ventures. These are listed as follows: (i) 40% owned Partnership for Temporary Housing LLC (“PaTH”); (ii) 45% owned Contingency Response LLC (“CRS”); (iii) 44% owned Babcock DynCorp Limited (“Babcock”) (iv) 51% owned Global Linguist Solutions (“GLS”); and (v) 50% owned DynCorp International FZ-LLC (“DIFZ”). We do not encounter any significant risk through our involvement in our VIEs outside the normal course of our business.

GLS is a joint venture formed in August 2006 with one partner, McNeil Technologies, for the purpose of procuring government contracts with the U.S. Army. We incur significant costs on behalf of GLS related to the normal operations of the venture. However, these costs typically support revenue billable to our customer. GLS revenue was $149.3 million and $309.1 million during the three and six months ended July 2, 2010, respectively.

In July 2008 Palm Trading Investment Corp. (“Palm”) purchased a 50% interest in DIFZ. After the sale, we retained virtually all power over DIFZ to direct activities that significantly impact DIFZ’s economic performance and remained as primary customer allowing the Company to exert power over significant activities. Also, we absorb the majority of expected losses or gains from the venture, based on the terms of the sale agreement. Thus, we concluded that we were the primary beneficiary.

DIFZ provides foreign staffing, human resources and payroll services. We incur significant costs on behalf of DIFZ related to the normal operations. The vast majority of these costs are considered direct contract costs and thus billable on the various corresponding contracts supported by DIFZ services. DIFZ revenue was $95.0 million and $202.3 million during the three and six months ended July 2, 2010. These intercompany revenue and costs are eliminated in consolidation.

PaTH is a joint venture formed in May 2006 with two other partners for the purpose of procuring government contracts with the Federal Emergency Management Authority. CRS is a joint venture formed in March 2006 with two other partners for the purpose of procuring government contracts with the U.S. Navy. Babcock is a Joint Venture formed in January 2005 and currently provides services to the British Ministry of Defense.

We accounted for PaTH, CRS, and Babcock as equity method investments based on our share of (i) the power to direct the activities of the VIE that most significantly impact its economic performance and (ii) the obligation to absorb losses of the VIE that could potentially be significant or the right to receive benefits from the entity that could potentially be significant to the VIE. Alternatively, we consolidated DIFZ based on the abovementioned criteria. We present our share of the PaTH and CRS earnings in “Other Income, net.” We present our share of the Babcock earnings in “Other income, net.” Revenue for the equity method investees during the three and six months ended July 2, 2010 was $37.3 million and $89.9 million, respectively. Net income for the equity method investees during the three and six months ended July 2, 2010 was $1.1 million and $3.2 million, respectively.

In the aggregate, our maximum exposure to losses as a result of our investment in VIEs consists of our $9.4 million investment in unconsolidated subsidiaries, $10.6 million in receivables from our joint ventures, working capital funding to GLS as well as contingent liabilities that are neither probable nor reasonably estimable as of July 2, 2010. While the amount of funding we provided to GLS varied significantly due to timing of payments to vendors and collections from its customer, the average balance during the six months ended July 2, 2010 was approximately $14.6 million.

Joint Ventures

Amounts due from our unconsolidated joint ventures totaled $10.6 million as of July 2, 2010. These receivables are a result of items purchased and services rendered by us on behalf of our unconsolidated joint ventures. We have assessed these receivables as having minimal collection risk based on our historic experience with these joint ventures and our inherent influence through our ownership interest. The change in these receivables from January 1, 2010 to July 2, 2010 resulted in operating cash provided during the six months ended July 2, 2010 of approximately $5.4 million. The related revenue we earned from our unconsolidated joint ventures totaled $5.4million and $7.8 million during the three and six months ended July 2, 2010, respectively. Additionally, we earned $0.7 million and $2.0 million in equity method income during the three and six months ended July 2, 2010, respectively.

As of July 2, 2010, we held three promissory notes from Palm, which had an aggregate initial value of $9.7 million as a result of the sales price. The notes are included in (i) “Prepaid expenses and other current assets” and in (ii) “Other assets” on our audited consolidated balance sheet for the short and long-term portions, respectively. The loan balance outstanding was $7.8 million as of July 2, 2010 reflecting the initial value plus accrued interest, less payments against the promissory notes. The fair value of the notes receivable is not materially different from its carrying value.

Note 9 — Collaborative Arrangements

We executed a subcontract with CH2M Hill with respect to operations on the LOGCAP IV program, which is considered a collaborative arrangement under GAAP. The purpose of this arrangement is to share some of the risks and rewards associated with this U.S. government contract. Our current share of profits is 70%.

We account for this collaborative arrangement under ASC 808 — Collaborative Arrangements and record revenue gross as the prime contractor. Expenses incurred are recorded in “Cost of services” in the period realized. Revenue on LOGCAP IV was $283.8 million and $607.9 million during the three and six months ended July 2, 2010. Cost of services on LOGCAP IV was $270.9 million and $578.7 million during the three and six months ended July 2, 2010. Our share of LOGCAP IV profits was $4.0 million and $10.8 million during the three and six months ended July 2, 2010, respectively.

Note 10 — Fair Value of Financial Assets and Liabilities

ASC 820 – Fair Value Measurements and Disclosures establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

•	Level 1, defined as observable inputs such as quoted prices in active markets;

•	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

•	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The table below provides reconciliation between the beginning and ending balance of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3) during the six months ended July 2, 2010.

(Amounts in thousands)
Beginning balance at January 1, 2010	$2,778
Contingent earn-out consideration and compensation	—
Total gains included in earnings	(1,548)
Transfers in and/or out of Level 3	—

Ending balance at July 2, 2010	$1,230

Note 11— Acquisition

Casals & Associates, Inc.

On January 22, 2010, we acquired 100% of the outstanding shares of Casals & Associates, Inc (“Casals”), a provider of management consulting services in the areas of democracy and governance, rule of law and justice, conflict management and recovery, anti-corruption and strategic communication to a wide range of U.S. government organizations. This acquisition is consistent with our goal of accelerating growth, expanding service offerings and penetrating new segments. We funded the purchase price with cash on hand. Casals was incorporated into the GSDS operating segment.

The purchase price was comprised of the following elements:

(Amounts in thousands)	Purchase Elements
Cash paid at closing	$5,902
Estimated working capital adjustment to be paid in fiscal year 2011	765

Total estimated purchase price	$6,667

The acquisition was accounted for as a business combination pursuant to ASC 805 – Business Combinations. In accordance with ASC 805, the purchase price was allocated to assets and liabilities based on their estimated fair value at the acquisition date.

Management allocated the purchase price for the acquisition based on estimates of the fair values of the tangible assets and liabilities assumed. We utilized recognized valuation techniques, including the income approach and cost approach for intangible assets and the cost approach for tangible assets.

We recognized $0.6 million of acquisition related costs that are included in “Selling, general and administrative expenses” in our consolidated statement of operations during the six months ended July 2, 2010.

Note 12 — Segment and Geographic Information

We have three reportable segments, Global Stabilization and Development Solutions (“GSDS”), Global Platform Support Solutions (“GPSS”), and Global Linguist Solutions (“GLS”). Our GPSS operating segment provides services domestically and in foreign countries under contracts with the U.S. government and some foreign customers, whereas our GSDS and GLS operating segments primarily provide services in foreign countries with the U.S. government as the primary customer. All three segments operate principally within a regulatory environment subject to governmental contracting and accounting requirements, including Federal Acquisition Regulations, Cost Accounting Standards and audits by various U.S. federal agencies.

The following is a summary of the financial information of the reportable segments reconciled to the amounts reported in the consolidated financial statements:

	Three Months Ended July 2, 2010	Six Months Ended July 2, 2010
(Amounts in thousands)
Revenue
Global Stabilization and Development Solutions	$478,239	$1,032,852
Global Platform Support Solutions	317,471	657,125
Global Linguist Solutions	149,254	309,062

Subtotal	944,964	1,999,039
Headquarters - Elimination (1)	(251)	(535)

Total reportable segments	$944,713	$1,998,504

Operating income
Global Stabilization and Development Solutions	$22,170	$48,216
Global Platform Support Solutions	21,290	47,794
Global Linguist Solutions	9,073	19,779

Subtotal	52,533	115,789
Headquarters (2)	(13,570)	(26,889)

Total reportable segments	$38,963	$88,900

Depreciation and amortization
Global Stabilization and Development Solutions	$80	$215
Global Platform Support Solutions	4	—
Global Linguist Solutions	—	—

Subtotal	84	215
Headquarters	10,179	20,774

Total reportable segments (3)	$10,263	$20,989

(1)	Primarily represents eliminations of intercompany revenue earned between segments and revenue recorded to Headquarters for the release of reserves associated with a government cost audit.
(2)	Headquarters operating expense primarily relate to amortization of intangible assets and other costs that are not allocated to segments and are not billable to our U.S. government customers.
(3)	Excludes amounts included in Cost of services of $0.3 million and $0.4 million during the three and six months ended July 2, 2010, respectively.

Note 13 — Consolidating Financial Information of Subsidiary Guarantors

The following condensed consolidating financial statements present (i) the unaudited condensed consolidating statement of operations during the three and six months ended July 2, 2010, (ii) the unaudited condensed consolidating statement of cash flows during the six months ended July 2, 2010 and (iii) elimination entries necessary to consolidate the Company and its subsidiaries.

The Parent company, the combined 100% owned subsidiary guarantors and the combined subsidiary non-guarantors account for their investments in subsidiaries using the equity method of accounting; therefore, the Parent column reflects the equity income of its subsidiary guarantors, and subsidiary non-guarantors. Additionally, the subsidiary guarantors’ column reflects the equity income of its subsidiary non-guarantors.

DynCorp International, Inc. and Subsidiaries

Condensed Consolidating Statement of Operations Information

For the Three Months ended July 2, 2010

(Amounts in thousands)	Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$795,965	$253,082	$(104,334)	$944,713
Cost of services	—	(722,112)	(237,182)	102,320	(856,974)
Selling, general and administrative expenses	—	(35,521)	(5,006)	2,014	(38,513)
Depreciation and amortization expense	—	(10,249)	(14)	—	(10,263)

Operating income	—	28,083	10,880	—	38,963
Interest expense	—	(12,585)	(459)	459	(12,585)
Equity in income of consolidated subsidiaries, net of taxes	12,804	5,264	—	(18,068)	—
Interest income		510	—	(459)	51
Other income, net	—	611	47	—	658

Income/(loss) before income taxes	12,804	21,883	10,468	(18,068)	27,087
Provision for income taxes	—	(9,079)	(200)	—	(9,279)

Net income/(loss)	12,804	12,804	10,268	(18,068)	17,808
Noncontrolling interests	—	—	(5,004)	—	(5,004)

Net income/(loss) attributable to DynCorp International, Inc.	$12,804	12,804	5,264	(18,068)	$12,804

DynCorp International, Inc. and Subsidiaries

Condensed Consolidating Statement of Operations Information

For the Six Months ended July 2, 2010

(Amounts in thousands)	Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$1,695,657	$530,336	$(227,489)	$1,998,504
Cost of services	—	(1,556,993)	(496,256)	222,456	(1,830,793)
Selling, general and administrative expenses	—	(52,953)	(9,902)	5,033	(57,822)
Depreciation and amortization expense	—	(20,959)	(30)	—	(20,989)

Operating income	—	64,752	24,148	—	88,900
Interest expense	—	(26,279)	(938)	938	(26,279)
Equity in income of consolidated subsidiaries, net of taxes	32,272	11,834	—	(44,106)	—
Interest Income	—	1,023	(1)	(938)	84
Other income, net	—	2,402	43	—	2,445

Income/(loss) before income taxes	32,272	53,732	23,252	(44,106)	65,150
Provision for income taxes	—	(21,460)	(486)	—	(21,946)

Net income/(loss)	32,272	32,272	22,766	(44,106)	43,204
Noncontrolling interests	—	—	(10,932)	—	(10,932)

Net income/(loss) attributable to DynCorp International, Inc.	$32,272	$32,272	$11,834	$(44,106)	$32,272

DynCorp International, Inc. and Subsidiaries

Condensed Consolidating Statement of Cash Flow Information

For the Six Months ended July 2, 2010

(Amounts in thousands)	Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$—	$36,447	$72,916	$(12,747)	$96,617

Cash flows from investing activities:
Purchase of property and equipment	—	(9,475)	—	—	(9,475)
Cash paid for acquisition, net of cash acquired	—	(4,984)	—	—	(4,984)
Net transfers to/(from) Parent	—	—	(51,373)	51,373	—
Other investing cashflows	—	—	—		—

Net cash (used in) provided by investing activities	—	(14,459)	(51,373)	51,373	(14,459)
Cash flows from financing activities:
Borrowings on long-term debt	—	227,600	—	—	227,600
Payments on long-term debt	—	(227,600)	—	—	(227,600)
Net transfers from/(to) Parent	—	51,373	—	(51,373)	—
Payment of dividends to Parent	—	—	(24,181)	12,746	(11,435)
Other financing activities	—	(1,956)	—	—	(1,956)

Net cash provided by (used in) financing activities	—	49,417	(24,181)	(38,627)	(13,391)
Net (decrease) increase in cash and cash equivalents	—	71,405	(2,638)	—	68,767
Cash and cash equivalents, beginning of period	—	59,538	7,544	—	67,082

Cash and cash equivalents, end of period	$—	$130,943	$4,906	$—	$135,849

Note 14 — Restatement

We have restated our consolidated statements of operations and cash flow for the fiscal three and six months ended July 2, 2010 and our consolidated balance sheet as of July 2, 2010 (not presented herein), to correct identified errors. The identified errors were primarily associated with (i) unbilled receivable and related revenue primarily where an allowance for collection was not provided timely; (ii) certain accrued liabilities that were previously omitted in such consolidated financial statements; and (iii) adjustments necessary to correct errors identified in results of operations in an equity method investee.

The following table presents the impact of the restated adjustments on our consolidated statement of operations during the three and six months ended July 2, 2010:

DYNCORP INTERNATIONAL INC.

STATEMENT OF OPERATIONS

	Three Months Ended July 2, 2010
(Amounts in thousands)	As Reported	Adjustments	As Restated
Revenue	$947,503	$(2,790)	$944,713
Cost of services	(857,897)	923	(856,974)
Selling, general and administrative expenses	(38,513)	—	(38,513)
Depreciation and amortization expense	(10,263)	—	(10,263)

Operating income	40,830	(1,867)	38,963
Interest expense	(12,678)	93	(12,585)
Earnings from affiliates	709	(276)	433
Interest income	51	—	51
Other income, net	225	—	225

Income before income taxes	29,137	(2,050)	27,087
Provision for income taxes	(10,017)	738	(9,279)

Net income	19,120	(1,312)	17,808
Noncontrolling interests	(5,004)	—	(5,004)

Net income attributable to DynCorp International Inc.	$14,116	$(1,312)	$12,804

DYNCORP INTERNATIONAL INC.

STATEMENT OF OPERATIONS

	Six Months Ended July 2, 2010
(Amounts in thousands)	As Reported	Adjustments	As Restated
Revenue	$2,011,246	$(12,742)	$1,998,504
Cost of services	(1,834,418)	3,625	(1,803,793)
Selling, general and administrative expenses	(57,822)	—	(57,822)
Depreciation and amortization expense	(20,989)	—	(20,989)

Operating income	98,017	(9,117)	88,900
Interest expense	(26,372)	93	(26,279)
Earnings from affiliates	709	(276)	433
Interest income	84	—	84
Other income, net	2,559	(547)	2,012

Income before income taxes	74,997	(9,847)	65,150
Provision for income taxes	(25,488)	3,542	(21,946)

Net income	49,509	(6,305)	43,204
Noncontrolling interests	(10,932)	—	(10,932)

Net income attributable to DynCorp International Inc.	$38,577	$(6,305)	$32,272

The following table presents the impact of the restated adjustments on our consolidated statement of cash flows during the six months ended July 2, 2010:

DYNCORP INTERNATIONAL INC.

STATEMENT OF CASH FLOWS

	Six Months Ended July 2, 2010
(Amounts in thousands)	As Reported	Adjustments	As Restated
Cash flows from operating activities
Net income	$49,508	$(6,304)	$43,204
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,366	—	21,366
Loss on disposition of assets	1,426	—	1,426
Excess tax benefits from equity-based compensation	(51)	(4)	(55)
Amortization of deferred loan costs	1,926	—	1,926
Allowance for losses on accounts receivable	69	—	69
Earnings from equity method investees	(2,052)	1	(2,051)
Distributions from affiliates	1,263	—	1,263
Deferred income taxes	11,198	1,818	13,016
Equity-based compensation	3,845	—	3,845
Changes in assets and liabilities:
Restricted cash	16,307	—	16,307
Accounts receivable	(74,484)	10,826	(63,658)
Prepaid expenses and other current assets	(570)	(422)	(992)
Accounts payable and accrued liabilities	65,883	(3,495)	62,388
Income taxes payable	983	(2,420)	(1,437)

Net cash provided by operating activities	96,617	—	96,617
Cash flows from investing activities
Cash paid for acquisitions, net of cash acquired	(4,984)	—	(4,984)
Purchase of property and equipment, net	(3,314)	—	(3,314)
Purchase of computer software	(6,161)	—	(6,161)

Net cash used in investing activities	(14,459)	—	(14,459)
Cash flows from financing activities
Borrowings on long-term debt	227,600	—	227,600
Payments on long-term debt	(227,600)	—	(227,600
Payments under other financing arrangements	(2,011)	—	(2,011)
Excess tax benefits from equity-based compensation	55	—	55
Payments of dividends to noncontrolling interests	(11,435)	—	(11,435)

Net cash (used in) provided by financing activities	(13,391)	—	(13,391)

Net increase (decrease) in cash and cash equivalents	68,767	—	68,767
Cash and cash equivalents, beginning of period	67,082	—	67,082

Cash and cash equivalents, end of period	$135,849	—	$135,849

Income taxes paid, net	$8,278	—	$8,278
Interest paid	$24,902	—	$24,902

Note 15 — Subsequent Events

We evaluated subsequent events that occurred after the period end date through date the financial statements were available to be issued. We concluded that no subsequent events occurred that require recognition on our financial statements for the six months ended July 2, 2010. However, the following items merit disclosure:

Completion of Planned Merger

On July 7, 2010, the planned Merger with affiliates of Cerberus was completed. In connection with the Merger, substantially all of the outstanding pre-merger debt was extinguished. Additionally, we issued a new Senior Credit Facility and new Senior Unsecured Notes.

In connection with the closing of the Merger, we notified the New York Stock Exchange (the — NYSE☐) on July 7, 2010 that, at the effective time of the Merger, each share of Common Stock issued and outstanding immediately before the effective time of the Merger was canceled and automatically converted into the right to receive the per share merger consideration and (ii) requested the NYSE to file with the SEC an application on Form 25 to deregister the Common Stock under Section 12(b) of the Securities Exchange Act of 1934, as amended. As a result of the Merger and such notification and request, the last day of trading of our Common Stock on the NYSE was July 7, 2010.

GLS Deconsolidation

We deconsolidated GLS effective July 7, 2010. We continued to consolidate GLS after the implementation of ASU 2009-17 through the date of the Merger based on the related party relationship between us and McNeil Technologies Inc. (“McNeil”), our GLS joint venture partner. Through the date of the Merger, our largest stockholder, Veritas, owned the majority of McNeil. This related party relationship ended on the date of Merger resulting in the deconsolidation of GLS on that date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our unaudited condensed consolidated financial condition and results of operations should be read in conjunction with the Delta Tucker Holdings, Inc. unaudited condensed consolidated financial statements, and the notes thereto, the Predecessor DynCorp International unaudited condensed consolidated financial statements and other data contained elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis should also be read in conjunction with our audited consolidated financial statements, and notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Registration Statement on Form S-4 (File No. 333-173746) (the “Registration Statement”) which was declared effective by the Securities and Exchange Commission (the “SEC”) on June 21, 2011. References to “Delta Tucker Holdings”, the “Company”, “we”, “our” or “us” refer to Delta Tucker Holdings, Inc. and its subsidiaries unless otherwise stated or indicated by context.

Company Overview

We are a leading provider of specialized mission-critical professional and support services for the United States (“U.S.”) military, non-military U.S. governmental agencies and foreign governments. Our specific global expertise is in law enforcement training and support, security services, base and logistics operations, intelligence training, rule of law development, construction management, platform services and operations, and linguist services. We also provide logistics support for all our services. Through our Predecessor entities, we have provided essential services to numerous U.S. government departments and agencies since 1951. Our current customers include the U.S. Department of Defense (“DoD”), the Department of State (“DoS”), foreign governments, commercial customers and certain other U.S. federal, state and local government departments and agencies.

Business Area Team (“BAT”)

We group the various programs within our three operating segments into BATs to manage, review and assess our business performance. Our three operating segments consist of Global Stabilization and Development Solutions (“GSDS”), Global Platform Support Solutions (“GPSS”), and Global Linguist Solutions (“GLS”). Our GPSS operating segment provides services domestically and in foreign countries under contracts with the U.S. government and some foreign customers, whereas our GSDS and GLS operating segments primarily provide services in foreign countries with the U.S. government as the primary customer. All three segments operate principally within a regulatory environment subject to governmental contracting and accounting requirements, including Federal Acquisition Regulations, Cost Accounting Standards and audits by various U.S. federal agencies.

Global Stabilization and Development Solutions

GSDS provides a diverse collection of outsourced services primarily to government agencies worldwide. GSDS includes five BATs as described below:

Contingency Operations — This BAT provides U.S. military operations and maintenance support, including but not limited to: construction services, facilities management, electrical power, water, sewage and waste management, laundry operations, food services and transportation motor pool operations. Logistics Civil Augmentation (“LOGCAP IV”) is the most significant program in our Contingency Operations BAT. This BAT also includes services we provide including peacekeeping logistics support, humanitarian relief; worldwide contingency planning and other rapid response services; inventory procurement, property control and tracking services; mobile repair services; facility and equipment maintenance and control; and engineering and construction management services.

Development — This BAT is primarily comprised of programs from the acquisition of Casals & Associates, Inc. (“Casals”) and includes other legacy programs. This BAT supports U.S. foreign policy and international development priorities by assisting in the development of stable and democratic governments, implementing anti-corruption initiatives, and aiding the growth of democratic public and civil institutions.

Intelligence Training and Solutions — This BAT was created as a result of the acquisition of Phoenix Consulting Group, LLC (“Phoenix”) and provides proprietary training courses, management consulting and augmentation services to the intelligence community and national security clients. As part of our proprietary training courses, we offer a highly specialized human intelligence (“HUMINT”) course curriculum taught by cleared intelligence professionals to other intelligence, counterintelligence, special operations and law enforcement personnel.

Training & Mentoring — This BAT provides international policing and police training, judicial support, immigration support and base operations. Under this BAT, we also provide senior advisors and mentors to foreign governmental agencies.

Security — This BAT provides security and personal protection for diplomats and senior governmental officials.

Global Platform Support Solutions

GPSS provides a wide range of technical, engineering, logistics and maintenance support services primarily to government agencies worldwide. Additionally, GPSS provides services including drug eradication and host nation pilot and crew training. GPSS includes three BATs as described below.

Aviation — This BAT provides worldwide maintenance of aircraft fleet and ground vehicles, modification, repair, and logistics support on aircraft, aerial firefighting services, weapons systems, and related support equipment to the DoD and other U.S. government agencies and direct contracts with foreign governments for maintenance and technical support. Contract Field Teams (“CFT”) is the most significant program in our Aviation BAT. This program deploys highly mobile, quick-response field teams to customer locations globally to supplement a customer’s workforce. We have provided services under this program for over 58 consecutive years.

Air Operations — This BAT provides foreign assistance programs to help foreign governments improve their ability to develop and implement national strategies and programs to prevent the production, trafficking, and abuse of illicit drugs. International Narcotics and Law Enforcement (“INL”) Air Wing program is the most significant program in our Air Operations BAT. The INL Air Wing program supports governments in multiple Latin American countries and provides support and assistance with interdiction services in Afghanistan. Also, this program provides intra theater transportation services for DoS personnel throughout Iraq and Afghanistan.

Operations and Maintenance — This BAT provides maintenance, base operations support, engineering, supply and logistics, marine maintenance services and program management services primarily for ground vehicles, support equipment, pre-positioned war reserve materials, facilities, and contingency response on a worldwide basis. This includes the services we provide under key BAT contracts such as the Mine Resistant Ambush Protected Vehicles Logistics Support (“MRAP”) Contract and the War Reserve Material Contract. These services are provided to U.S. government agencies in both domestic and foreign locations, foreign government entities, and commercial customers.

Global Linguist Solutions

GLS is a joint venture between DynCorp International and McNeil Technologies (“McNeil”), in which we have a 51% ownership interest. GLS historically has had no other operations outside of performance on the Intelligence and Security Command (“INSCOM”) contract, which began services in 2008. Recently GLS was selected as one of six providers that will compete for task orders on the $9.7 billion Defense Language Interpretation Translation Enterprise (“DLITE”) contract. All of our current INSCOM task orders are cost-reimbursement with an award fee. Our GLS operating segment is comprised of a single BAT, Linguistics & Translation. We have historically had strong performance on this contract, as represented by six consecutive 100% award fees on all active task orders.

Linguistics & Translation: This BAT provides rapid recruitment, deployment and on-site management of interpreters and translators in-theatre for a wide range of foreign languages in support of the U.S. Army, unified commands attached forces, combined forces, and joint elements executing the Operation Iraqi Freedom (“OIF”) mission, and other U.S. government agencies supporting the OIF mission.

CURRENT OPERATING CONDITIONS AND OUTLOOK

There have been no material changes to the Company’s industry outlook, economic conditions, or internal strategy from those disclosed in the Company’s Registration Statement for the period from April 1, 2010 (Inception) through December 31, 2010.

Notable Events for the six months ended July 1, 2011.

•

In January 2011, we received a $46.0 million tax refund from the Internal Revenue Service (“IRS”). We had previously received a $34.1 million tax refund from the IRS in December 2010. The combined $80.1 million refund related to an approved change in accounting method (“CIAM”) as further discussed in our Registration Statement.

•	In January 2011, we were awarded a task order under our CFT program with the U.S. Air Force. The one year base and one option year contract is estimated to generate revenue of up to $105.0 million.

•

In order to improve the structure of our company, we realigned and eliminated certain positions during the three months ended April 1, 2011. This triggered severance of $1.7 million that primarily impacted Selling, general and administrative expenses (“SG&A”) during the quarter. This realignment is expected to result in lower consolidated labor related SG&A expenses during the remainder of calendar year 2011.

•

In January 2011, we terminated certain legacy Phoenix employees. This accelerated certain retention bonus expenses previously being amortized over thirty-six months, resulting in $3.1 million of retention bonus expenses incurred during the three months ended April 1, 2011. This was a non-cash expense funded through a Phoenix acquisition related escrow account.

•

In February 2011, we sent termination notices to approximately 36 employees working in Germany on the CFT program. This resulted in us incurring approximately $2.2 million of severance costs, which was recorded in cost of services.

•	In February 2011, we were notified that the Iraqi based portion of the Civilian Police (“CivPol”) contract was extended until March 2012.

•

In February 2011, we were awarded a contract through our subsidiary, Casals & Associates, in Timor Leste to support anti-corruption efforts. The 36 month contract has an estimated revenue value of up to $6.9 million.

•

In March 2011, we were notified that we lost the Life Cycle Support Services (“LCCS”) Navy contract. This caused us to revalue certain inventory at their open market value, which caused a $1.9 million write down. We also re-categorized the carrying value of $2.8 million of inventory to held-for-sale.

•

In March 2011, we made a $50 million payment on our term loan. This included the scheduled quarterly $1.4 million payment as well as $48.6 million of additional principal. This caused the acceleration of unamortized deferred financing fees of $2.4 million, which was recorded as loss on extinguishment of debt.

•

In March 2011, we entered into an agreement to sell two MD 530F Helicopters totaling $1.6 million. We also wrote down the remaining value of the helicopter inventory by $0.6 million in line with the pending sales price during the first quarter of calendar year 2011. This sale closed in May 2011.

•

In March 2011, we received our second LOGCAP IV Award Fee determination related to the Afghanistan operations. This award fee covered definitized costs from August 1, 2010 through January 31, 2011 and was higher than our previous award fee score. This contributed to us recording $29.4 million and $43.5 million in revenue during the three and six months ended July 1, 2011, respectively.

•

In May 2011, the Company was selected by the U.S. Department of State (“DoS”) Bureau of International Narcotics and Law Enforcement Affairs as one of five providers on the Criminal Justice Program Support (“CJPS”) contract. The contract is a multiple-award, IDIQ contract with a one year base and four option years and a total value of $10 billion.

•

In May and June of 2011, DI was awarded four new task orders by the U.S. Air Force under the Air Force Contract Augmentation Program (“AFCAP III”). Three of the task orders have a one year base and one option year, and the fourth has a one year base and two option years; the total value for all task orders if all option years are exercised is $48.4 million.

•

On July 1, 2011, GLS was awarded, by the Department of the Army, a multiple-award IDIQ hybrid contract. GLS will be one of six providers that will compete for task orders on the $9.7 billion DLITE contract providing translation and interpretation services for Army personnel, among other services. GLS has been providing translation and interpretation services to the U.S. Army in Iraq and other areas in the Gulf Region since 2008. The DLITE contract will cover translation services worldwide.

CONTRACT TYPES

Our business is performed under fixed-price, time-and-materials or cost-reimbursement contracts. Each contract type is described below.

•

Fixed-Price Type Contracts: In a fixed-price contract, the price is not subject to adjustment based on costs incurred, which can favorably or adversely impact our profitability depending upon our execution in performing the contracted service. Fixed-price contracts received by us include firm fixed-price, fixed-price with economic adjustment, and fixed-price incentive.

•	Time-and-Materials Type Contracts: A time-and-materials type contract provides for acquiring supplies or services on the basis of direct labor hours at fixed hourly/daily rates plus materials at cost.

•

Cost-Reimbursement Type Contracts: Cost-reimbursement type contracts provide for payment of allowable incurred costs, to the extent prescribed in the contract, plus a fixed-fee, award-fee or incentive-fee. Award-fees or incentive-fees are generally based upon various objective and subjective criteria, such as aircraft mission capability rates and meeting cost targets.

Any of these three types of contracts discussed above may be executed under an IDIQ contract, which are often awarded to multiple contractors and provide the opportunity for awarded contractors to bid on task orders issued under the contract. An IDIQ contract does not represent a firm order for services. As a result, the exact timing and quantity of delivery and pricing mechanism for IDIQ profit centers are not known at the time of contract award and could contain any type of pricing mechanism. Our CivPol, CFT, and LOGCAP IV programs are three examples of IDIQ contracts.

The following table sets forth our approximate revenue per contract-types as of the date indicated:

	Three Months Ended July 1, 2011	Six Months Ended July 1, 2011
Fixed-Price	15%	17%
Time-and-Materials	17%	16%
Cost-Reimbursement	68%	67%

Total	100%	100%

Our cost-reimbursable contracts make up the largest portion of our revenue. This is primarily attributable to the LOGCAP IV program, which is entirely cost-reimbursable.

BACKLOG

We track backlog in order to assess our current business development effectiveness and to assist us in forecasting our future business needs and financial performance. Our backlog consists of funded and unfunded amounts under contracts. Funded backlog is equal to the amounts actually appropriated by a customer for payment of goods and services less actual revenue recognized as of the measurement date under that appropriation. Unfunded backlog is the actual dollar value of unexercised, priced contract options and the unfunded portion of exercised contract options. Most of our U.S. government contracts allow the customer the option to extend the period of performance of a contract for a period of one or more years. These priced options may or may not be exercised at the sole discretion of the customer. It has been our experience that the customer has typically exercised contract options.

Firm funding for our contracts is usually made for one year at a time, with the remainder of the contract period consisting of a series of one-year options. As is the case with the base period of our U.S. government contracts, option periods are subject to the availability of funding for contract performance. The U.S. government is legally prohibited from ordering work under a contract in the absence of funding. Our historical experience has been that the government has typically funded the option periods of our contracts.

The following table sets forth our approximate backlog as of the dates indicated:

	As Of
	July 1, 2011	December 31, 2010
	(Amounts in millions)
Funded Backlog	$1,357	$1,823
Unfunded Backlog	2,578	2,959

Total	$3,935	$4,782

Total backlog as of July 1, 2011 was $3.9 billion, as compared to $4.8 billion as of December 31, 2010. Backlog declined over the six month period due to revenue outpacing the timing of new orders, which was slower than originally anticipated. Subsequent to July 1, 2011, we have received notice of awards of new and modified task orders on programs, which will positively impact future periods for the remainder of this year and calendar year 2012.

RESULTS OF OPERATIONS

Delta Tucker Holdings, Inc. Results of Operations — Three and Six Months Ended July 1, 2011

The following tables set forth our unaudited consolidated results of operations during the three and six months ended July 1, 2011, both in dollars and as a percentage of revenue and during the three months ended July 2, 2010 in dollars only:

(Amounts in thousands)	Three Months Ended July 1, 2011		Six Months Ended July 1, 2011		Three Months Ended July 2, 2010
Revenue	$918,724	100.0%	$1,803,048	100.0%	$	__
Cost of services	(848,876)	(92.4%)	(1,655,067)	(91.8%)		—
Selling, general and administrative expenses	(31,834)	(3.5%)	(69,361)	(3.8%)		—
Depreciation and amortization expense	(12,843)	(1.4%)	(25,974)	(1.4%)		—
Merger expenses incurred by Delta Tucker Holding, Inc.	—	0.0%	—	0.0%		(51,722)
Earnings from equity method investees	3,210	0.3%	7,936	0.4%		—

Operating income (loss)	28,381	3.1%	60,582	3.3%		(51,722)
Interest expense	(23,195)	(2.5%)	(46,701)	(2.6%)		—
Loss on early extinguishment of debt	—	—	(2,397)	(0.1%)		—
Bridge commitment fee						(7,963)
Interest income	64	0.0%	139	0.0%		—
Other income, net	1,259	0.1%	4,107	0.2%		—

Income (loss) before income taxes	6,509	0.7%	15,730	0.9%		(59,685)
Provision for income taxes	(2,516)	(0.3%)	(6,091)	(0.3%)		14,599

Net income	3,993	0.4%	9,639	0.5%		(45,086)
Noncontrolling interest	(667)	(0.1%)	(1,405)	(0.1%)		—

Net income (loss) attributable to Delta Tucker Holdings, Inc.	$3,326	0.4%	$8,234	0.5%		$(45,086)

Revenue — Revenue was $918.7 million and $1,803.0 million during the three and six months ended July 1, 2011, respectively. Revenue was primarily driven by our Contingency Operation BAT within our GSDS segment, which includes the

LOGCAP IV program. Also significantly contributing to revenue were our Training & Mentoring and Air Operations BATs. There was no revenue or operational expenses for the three months ended July 2, 2010, as the Merger did not occur until July, 7, 2010. See further discussion of our revenue results in the results by segment below.

Cost of services — Costs of services are comprised of direct labor, direct material, subcontractor costs, travel, supplies and other miscellaneous costs. Cost of services was $848.9 million and $1,655.1 million during the three and six months ended July 1, 2011, respectively. As a percentage of revenue, cost of services was 92.4% and 91.7% during the three and six months ended July 1, 2011, respectively, primarily impacted by margins on our largest programs such as LOGCAP IV, CivPol, Contract Field Teams and INL Air Wing.

Selling, general and administrative expenses (“SG&A”) — SG&A primarily relates to functions such as management, legal, financial accounting, contracts and administration, human resources, management information systems, purchasing, and business development. SG&A expenses were $31.8 million and $69.4 million during the three and six months ended July 1, 2011. As a percentage of revenue, SG&A expenses were 3.5% and 3.8% during the three and six months ended July 1, 2011, respectively. SG&A expenses for the three months ended July 1, 2011 were impacted by severance costs that were reclassified to cost of sales during the period related to employees in Germany and legal and compliance costs. SG&A expenses for the six months ended were impacted by (i) severance costs related to the corporate realignment, (ii) $3.9 million in non-cash expenses due to the acceleration of Phoenix and Casals retention bonus and (iii) legal and compliance costs incurred. We expect SG&A expenses to decrease as a percentage of revenue as a result of increased efficiencies realized from our corporate realignment during the first quarter of calendar year 2011.

Merger Expenses incurred by Delta Tucker Holdings, Inc. — Merger expenses incurred by Delta Tucker Holdings, Inc. relate to legal cost and deal fees directly associated with the Merger, other than the bridge commitment fee which is discussed separately below. These expenses are non-recurring.

Depreciation and amortization — Depreciation and amortization was $12.8 million and $26.0 million during the three and six months ended July 1, 2011, respectively. The expense consisted of monthly amortization expenses recognized on the carrying values of certain intangibles valued at fair value from acquisition accounting and amortization related to the cost basis of other intangible assets.

Earnings from equity method investees — Earnings from unconsolidated affiliates was $3.2 million and $7.9 million during the three and six months ended July 1, 2011, respectively. This includes our proportionate share of equity method investees deemed to be an extension of our BATs and operationally integral to our business. The majority of earnings from unconsolidated affiliates are primarily attributable to GLS.

Interest expense — Interest expense was $23.2 million and $46.7 million during the three and six months ended July 1, 2011, respectively. Interest expense is primarily comprised of interest expense attributable to our senior unsecured notes and interest expense attributable to our senior credit facility including the amortization of deferred financing costs related to both. Interest expense is also impacted by interest related to finance insurance, interest associated with income taxes and other miscellaneous interest expense.

Bridge commitment fee incurred by Delta Tucker Holdings, Inc. — Bridge commitment fees relate to non-recurring costs associated with a bridge financing arrangement which expired upon issuance of the senior unsecured notes upon closing of the Merger.

Loss on early extinguishment of debt — Loss on the early extinguishment of debt of $2.4 million for the six months ended July 1, 2011 was attributable to an early $48.6 million principal prepayment in March 2011 on the term loan. Deferred financing costs associated with the additional payment were expensed and recorded to the loss on early extinguishment of debt during the first quarter of calendar year 2011.

Other Income, net — Other income, net was $1.3 million and $4.1 million during the three and six months ended July 1, 2011, respectively. This includes our share of earnings from unconsolidated joint ventures that are not operationally integral to our business as well as gains/losses from foreign currency and asset sales.

Income Taxes — Our effective tax rate during the three months and six months ended July 1, 2011 was 38.7%, respectively. The rates were primarily driven by our statutory tax rates and certain non-deductible expenses.

Results by Segment

The following tables set forth the revenue for our GSDS, GPSS and GLS operating segments, both in dollars and as a percentage of our consolidated revenue as well as operating income for our operating segments along with segment operating margin, during the three months and six months ended July 1, 2011.

(Amounts in thousands)	Three Months Ended July 1, 2011		Six Months Ended July 1, 2011
Revenue
Global Stabilization and Development Solutions	$598,227	58.9%	$1,173,754	58.0%
Global Platform Support Solutions	317,853	31.3%	624,035	30.8%
Global Linguist Solutions	98,746	9.7%	225,152	11.1%

Total segments	1,014,826	100.0%	2,022,941	100.0%

GLS deconsolidation	(98,746)		(225,152)
Headquarters/elimination (1)	2,644		5,259

Consolidated revenue	$918,724		$1,803,048

Operating Income
Global Stabilization and Development Solutions	$13,496	2.3%	$31,207	2.7%
Global Platform Support Solutions	27,773	8.7%	48,778	7.8%
Global Linguist Solutions	6,304	6.4%	15,468	6.9%

Total segments	47,573	4.7%	95,453	4.7%

GLS deconsolidation	(6,304)		(15,468)
Headquarters (2)	(12,888)		(19,403)

Consolidated operating income	$28,381		$60,582

(1)

Headquarters revenue primarily represents revenue earned between segments on shared service arrangements for general and administrative services provided to unconsolidated joint ventures at zero profit.

(2)

The Headquarters portion of operating income primarily relates to amortization of intangible assets and other costs that are not allocated to segments and are not billable to our U.S. government customers, partially offset by equity method investee income.

Global Stabilization and Development Solutions

Revenue — Revenue was $598.2 million and $1,173.8 million during the three and six months ended July 1, 2011. The results of the BATs within this segment are listed below, excluding certain segment home office non-allocated amounts:

Contingency Operations: Revenue was $417.1 million and $810.9 million during the three and six months ended July 1, 2011, respectively, primarily due to LOGCAP IV operations in Afghanistan including the recognition of additional award fee revenue during the periods as we received award fee performance scores on all of our task orders. We expect the LOGCAP IV program revenue to continue to increase for the remainder of year as we are involved in significant activities in Afghanistan and are pursuing additional task order opportunities under the LOGCAP IV program.

Development: Revenue was $7.4 million and $16.6 million during the three and six months ended July 1, 2011, respectively, primarily from our subsidiary, Casals & Associates, Inc, which is the provider of management consulting services.

Intelligence Training and Solutions: Revenue was $8.4 million and $16.5 million during the three and six months ended July 1, 2011, respectively, consisting primarily of training services performed by our subsidiary, Phoenix Consulting Group, LLC.

Training & Mentoring: Revenue was $156.0 million and $304.8 million during the three and six months ended July 1, 2011, respectively, primarily attributable to our CivPol program. During the period, the CivPol AMDP Development

(“AMDP”) program was in full operations and has now replaced the CivPol-Afghanistan program. The CivPol Afghanistan ramp down was completed as of July 1, 2011. Also contributing to our Training & Mentoring revenue was our Combined Security Transition Command — Afghanistan (“CSTC-A”) and Multi-National Security Transition Command – IRAQ (“MNSTC-I”) programs. Overall, we expect our Training & Mentoring revenue to continue to increase through the remainder of year as result of the AMDP program, although at lower margins than we have historically received on the former CivPol Afghanistan program.

Security: Revenue was $12.9 million and $27.3 million during the three and six months ended July 1, 2011, respectively, primarily attributable to the World Wide Personal Protection Program (“WPPS”). The WPPS operations ended as of July 1, 2011. While the revenue, for three months and six months ended July 1, 2011 decreased as a result of end of the WPPS program, we expect revenue to trend upward as we have won new contracts within the Security BAT that will replace the WPPS program and will be fully operational by October of 2011. We continue to pursue new business opportunities within this BAT.

Operating Income — Operating income was $13.5 million and $31.2 million during the three and six months ended July 1, 2011, respectively. Operating income benefited from our 70% profit share of LOGCAP IV award fee revenue recorded due to positive award fee scores. Operating income was also impacted by severance costs on the ITS and Development BATs incurred in the first quarter of calendar year 2011 and a contract loss in our Contingency Operations BAT incurred to strategically enter into additional service areas in Afghanistan. As a percentage of revenue, operating income was 2.3% and 2.7% for the three and six months ended July 1, 2011, respectively, which was significantly impacted by margins on the LOGCAP IV programs. We also expect margins to be unfavorably impacted in the future from growth in the AMDP program, which operates at lower margins that we have historically received on the former CivPol Afghanistan program.

Global Platform Support Solutions

Revenue — Revenue was $317.9 million and $624.0 million during the three and six months ended July 1, 2011. The results of the BATs within this segment are listed below, excluding certain segment home office non-allocated amounts:

Aviation: Revenue of $156.7 million and $310.1 million during the three and six months ended July 1, 2011, respectively, was primarily comprised of CFT programs as well as several contracts to provide varying levels of aircraft and helicopter maintenance. This BAT benefited from the recent win of the Fort Campbell contract, which is one of our CFT programs. We believe for the remainder of the year, we will obtain a competitive advantage in winning new work at higher margins as our customers shift their focus from price only to quality of service.

Air Operations: Revenue of $113.1 million and $220.4 million during the three and six months ended July 1, 2011, respectively, was primarily comprised of revenue on the INL Air Wing program providing transportation services in Iraq, as well as drug eradication operations in Afghanistan, Colombia and other countries. We anticipate continued increases in INL Air Wing service levels in Iraq and Afghanistan to positively benefit revenue for the remainder of calendar year 2011.

Operations & Maintenance: Revenue of $48.3 million and $93.2 million during the three and six months ended July 1, 2011 was primarily comprised of revenue earned on the War Reserve Material program, the Philippines Operations Support program and the MRAP program.

Operating Income — Operating income of $27.8 million and $48.8 million during the three and six months ended July 1, 2011 was primarily impacted by lower margins on revenue in our Aviation and Operations & Maintenance BATs. Operating income was also impacted by first quarter events such as $2.2 million of severance expense related to certain German employees on the CFT program and a $1.9 million write down of LCCS inventory, partially offset by the growth of our Counter Narcoterrorism Technology Program Office (“CNTPO”) helicopter maintenance program. Operating income for the six months ended July 1, 2011 is primarily driven by INL Air Wing Program resulting from the increase in operations in Iraq, Afghanistan and other countries.

Global Linguist Solutions

Revenue of $98.7 million and $225.2 million during the three and six months ended July 2, 2010 was directly linked to the number of linguists deployed in support of U.S. troop levels in Iraq, which has trended lower during the period due to troop draw-downs. GLS is an operationally integral equity method investee; as such, revenue for the entity is not included in our consolidated revenue on our statement of operations.

Operating income of $6.3 million and $15.5 million during the three and six months ended July 2, 2010 was directly impacted by revenue as discussed above and the receipt of higher than expected award fee scores on the INSCOM program.

Predecessor Results of Operations — Three and Six Months Ended July 2, 2010

Consolidated Results

The following table sets forth our Predecessor’s consolidated results of operations, both in dollars and as a percentage of revenue during the three and six months ended July 2, 2010:

	Predecessor
(Amounts in thousands)	Three Months Ended July 2, 2010		Six Months Ended July 2, 2010
Revenue	$944,713	100.0%	$1,998,504	100.0%
Cost of services	(856,974)	(90.7%)	(1,830,793)	(91.6%)
Selling, general and administrative expenses	(38,513)	(4.1%)	(57,822)	(2.9%)
Depreciation & amortization expense	(10,263)	(1.1%)	(20,989)	(1.1%)
Earnings from equity method investees	—	(0.0%)	—	(0.0%)

Operating income	38,963	4.1%	88,900	4.4%
Interest expense	(12,585)	(1.3%)	(26,279)	(1.3%)
Interest income	51	0.0%	84	0.0%
Other income, net	658	0.1%	2,445	0.1%

Income before income taxes	27,087	2.9%	65,150	3.3%
Provision for income taxes	(9,279)	(1.0%)	(21,946)	(1.1%)

Net income	17,808	1.9%	43,204	2.2%
Noncontrolling interests	(5,004)	(0.5%)	(10,932)	(0.5%)

Net income attributable to DynCorp International Inc.	$12,804	1.4%	$32,272	1.6%

Revenue — Revenue during the three and six months ended July 2, 2010 of $944.7 million and $1,998.5 million, respectively, which is more fully described in the results by segment, included a full three and six months of revenue from the LOGCAP IV Afghanistan task order which did not start to ramp up until the end of the second quarter in fiscal year 2010.

Cost of services — Costs of services are comprised of direct labor, direct material, subcontractor costs, other direct costs and overhead. Other direct costs include travel, supplies and other miscellaneous costs. Costs of services during the three and six months ended July 2, 2010 was $857.0 million, or 90.7% of revenue and $1,830.8 million, or 91.6% of revenue, respectively. Cost of services as a percentage of revenue included a significant LOGCAP IV contribution. A change in overall contract mix and cost increases on CFT programs also impacted Cost of services for the period.

Selling, general and administrative expenses (“SG&A”) - SG&A primarily relates to functions such as management, legal, financial accounting, contracts and administration, human resources, management information systems, purchasing and business development. SG&A costs for the three and six months ended July 2, 2010 was $38.5 million, or 4.1% of revenue and $57.8 million, or 2.9% of revenue, respectively. SG&A costs for the quarter contained bid and proposal costs to support future diversification of the Company as well as $3.4 million in Merger related costs, $2.9 million in stock-based compensation, retention bonuses, and acquisition earn-out related costs, and $3.7 million in compliance training and legal expenses. SG&A costs for the six months ended July 2, 2010 benefited from a favorable judgment on the Worldwide Network Services (“WWNS”) case which allowed us to reverse a $10 million legal reserve during the first quarter.

Depreciation and amortization — Depreciation and amortization during the three and six months ended July 2, 2010 was $10.3 million, or 1.1% of revenue, and $21.0 million, or 1.1% of revenue, respectively. This was comprised primarily of amortization of customer related intangibles and the amortization of Phoenix and Casals intangibles.

Interest expense — Interest expense during the three and six months ended July 2, 2010 was $12.6 million, or 1.3% of revenue and $26.3 million, or 1.3% of revenue, respectively. The interest expense incurred was primarily attributable to DynCorp International’s credit facility, 9.5% senior subordinated notes and amortization of deferred financing fees relating to these debt instruments.

Income tax expense — Our effective tax rate was 34.3% and 33.3% during the three and six months ended July 2, 2010, respectively. Our effective tax rate was impacted by the difference between financial reporting and tax treatment of GLS and DIFZ, which are not consolidated for tax purposes but are instead taxed as a partnership under the Internal Revenue Code.

Noncontrolling interests — Noncontrolling interests reflect the impact of our equity partners’ interest in our consolidated joint ventures, GLS and DynCorp International FZ-LLC (“DIFZ”). During the three and six months ended July 2, 2010, noncontrolling interests for GLS and DIFZ totaled $5.0 million and $10.9 million, respectively.

Results by Segment

The following table sets forth the revenue and operating income for our GSDS, GPSS and GLS operating segments, both in dollars and as a percentage of our consolidated revenue and operating income, during the three and six months ended July 2, 2010.

	Predecessor
(Amounts in thousands)	Three Months Ended July 2, 2010		Six Months Ended July 2, 2010
Revenue
Global Stabilization and Development Solutions	$478,239	50.6%	$1,032,852	51.6%
Global Platform Support Solutions	317,471	33.6%	657,125	32.9%
Global Linguist Solutions	149,254	15.8%	309,062	15.5%

Total segments	944,964	100.0%	1,999,039	100.0%
Headquarters/elimination	(251)		(535)

Consolidated revenue	$944,713		$1,998,504

Operating Income
Global Stabilization and Development Solutions	$22,170	4.6%	$48,216	4.7%
Global Platform Support Solutions	21,290	6.7%	47,794	7.2%
Global Linguist Solutions	9,073	6.1%	19,779	6.4%

Total segments	52,533	5.6%	115,789	5.8%
Headquarters (1)	(13,570)		(26,889)

Consolidated operating income	$38,963		$88,900

(1)	Headquarters operating income primarily relate to amortization of intangible assets and other costs that are not allocated to segments and are not billable to our U.S. government customers.

Global Stabilization and Development Solutions

Revenue — Revenue of $478.2 million and $1,032.9 million for the three and six months ended July 2, 2010 was comprised primarily of $319.8 million and $603.6 million of revenue for the three and six months ended July 2, 2010 on the LOGCAP IV program, respectively, which benefited from a full three and six months of operations in Afghanistan. Revenue also benefited from $128.1 million and $189.9 million of revenue during the three and six months ended July 2, 2010, respectively, earned on our CivPol program primarily for training and mentoring services in Iraq and Afghanistan.

Operating Income — Operating income of $22.2 million and $48.2 million during the three and six months ended July 2, 2010 was primarily comprised of operating income earned on the CivPol program and a favorable judgment on the Worldwide Network Services case, which allowed us to reverse a $10 million legal reserve during the first quarter of calendar year 2010. Also contributing to the increase was operating income earned on the LOGCAP IV program, although at relatively low margins as criteria for award fee recognition had not yet been met for the quarter and contributions by Intelligence and Training Solutions as a result of the Phoenix acquisition. Partially offsetting these operating income contributions were losses of on the Afghanistan construction programs.

Global Platform Support Solutions

Revenue — Revenue of $317.5 million and $657.1 million during the three and six months ended July 2, 2010, respectively, was primarily comprised of, revenue from services rendered on the CFT program, although at lower than average margins, services rendered on the LCCS program, and services rendered on the MRAP program. GPSS revenue also benefited from a new contract to provide aircraft maintenance support services at Sheppard Air Force Base during the six months ended July 2, 2010.

Operating Income — Operating income of $21.3 million and $47.8 million during the three and six months ended July 2, 2010, respectively, was primarily comprised of contributions from the INL Air Wing program including Iraq air transportation services and from contributions from the MRAP program.

Global Linguist Solutions

Revenue of $149.3 million and $309.1 million for the three and six months ended July 2, 2010, respectively, was directly linked to the number of linguists deployed in support of U.S. troop levels in Iraq.

Operating income of $9.1 million and $19.8 million for the three and six months ended July 2, 2010, respectively, was directly impacted by revenue as discussed above and the receipt of higher than expected award fee scores on the INSCOM program. Operating income earned by GLS benefits net income by our 51% ownership of the joint venture.

LIQUIDITY AND CAPITAL RESOURCES

Cash generated by operations and borrowings available under our new senior secured credit facility (“Senior Credit Facility”) are our primary sources of short-term liquidity (refer to Note 7 to the Delta Tucker Holdings, Inc. unaudited condensed consolidated financial statements for more detail). We believe our cash flow from operations and our available borrowings will be adequate to meet our liquidity needs for the next twelve months. However, our cash flow from operations is heavily dependent upon billing and collection of our accounts receivable. Significant changes or limitations in collections or loss of our ability to access our revolver, as a result of covenant restraints, could negatively impact liquidity and our ability to fund our working capital needs sufficient to pay for materials, labor, services or subcontractors prior to receiving payments from our customers. There can be no assurance that sufficient capital will continue to be available in the future or that it will be available at terms acceptable to us. Failure to meet covenant obligations could result in elimination of access to our Senior Credit Facility, which would materially affect our future expansion strategies and our ability to meet operational obligations.

Management believes Days Sales Outstanding (“DSO”) is an appropriate way to measure our billing and collections effectiveness. DSO measures the efficiency in collecting our receivables as of the period end date. Our DSO as of July 1, 2011 was 79 days. Our expectation is that the quarterly DSO will continue to remain in the upper 70s for the remainder of calendar year 2011.

We expect our cash requirements for the remainder of calendar year 2011 to be positively impacted by improvements in payment cycle with our Department of State receivables, which will be partially offset by our interest and principal payments on the Senior Credit Facility and new senior unsecured notes (“Senior Unsecured Notes”) which require significant cash outlays. Additionally, our cash requirements can be impacted by significant new contract wins, the win of new task orders on existing programs, and business acquisitions we may invest in from time to time.

We continue to be audited by the Defense Contract Audit Agency (“DCAA”). Their audits could suspend or disapprove certain costs from time to time, which could cause a temporary or permanent delay in our recovery of these costs.

Our cash balance benefited from a $46.0 million refund in January 2011 due to the approved CIAM from the IRS. This CIAM allowed us to defer revenue associated with certain unbilled receivables until those receivables become billable. Additionally, we have sufficient net operating losses (“NOLs”) and foreign tax credits to offset our taxable income; as such, we don’t expect to pay any federal income taxes in calendar year 2011 and possibly calendar year 2012.

	Six Months Ended
	Delta Tucker Holdings, Inc.	Predecessor
(Amounts in thousands)	July 1, 2011	July 2, 2010
Cash Flow Analysis
Net Cash provided by operating activities	$76,156	$96,616
Net Cash provided by (used in) investing activities	6,318	(14,459)
Net Cash used in financing activities	(61,975)	(13,390)

Delta Tucker Holdings, Inc. Cash Flows

Cash provided by operating activities during the six months ended July 1, 2011 was $76.2 million. Cash generated from operations benefited from $48.0 million in income tax refunds received in the first quarter of calendar year 2011, primarily related to the approved CIAM with the IRS, as well as the release of restricted cash. This was partially offset by changes in working capital resulting from timing of collections of accounts receivable due to our ongoing billing efforts with the Department of State and the timing of payments of our accounts payables and accrued liabilities.

Cash provided by investing activities was $6.3 million during the six months ended July 1, 2011. This was primarily due to a $7.7 million and a $1.5 million return of capital from the GLS and Contingency Response Services LLC (“CRS”) joint ventures, respectively, partially offset by fixed asset and software purchases.

Cash used in financing activities was $62.0 million during the six months ended July 1, 2011. The cash used in financing activities during the six months ended July 1, 2011 was primarily comprised of a $48.6 million prepayment on our term loan in addition to our quarterly principal payment.

DynCorp International Inc. Cash Flows

Cash provided by operating activities during the six months ended July 2, 2010 was $96.6 million. Cash from operations benefited primarily from our net income as well as the timing of disbursements for expenses incurred during the quarter.

Cash used in investing activities was $14.5 million during the six months ended July 2, 2010. The cash used was primarily for the acquisition of Casals & Associates, Inc. as well as equipment and software purchases.

Cash used in financing activities was $13.4 million during the six months ended July 2, 2010. The cash used in financing activities during the six months ended July 2, 2010 was primarily comprised of dividend payments to our noncontrolling interest owners.

Financing

As of July 1, 2011, our debt was comprised of (i) $517.3 million of a term loan principal associated with our Senior Credit Facility, (ii) $455.0 million of Senior Unsecured Notes and (iii) $0.6 million of pre-Merger senior subordinated notes. We had no revolver borrowings outstanding as of July 1, 2011. We had revolver borrowings during the six months ended July 1, 2011 with the maximum amount borrowed of $79.2 million. These borrowings were for working capital requirements resulting primarily from the timing of customer collections and vendor disbursements. As of July 1, 2011 and December 31, 2010, the additional available borrowing capacity under the Senior Credit Facility was approximately $114.3 million and $109.0 million, respectively, which gives effect to $35.9 million and $41.0 million, respectively, in letters of credit.

The Senior Credit Facility includes a $570 million term loan facility running from July 7, 2010 through July 7, 2016 with a $150 million revolving credit facility running from July 7, 2010 through July 7, 2014. The outstanding term loan balance as of July 1, 2011 was $517.3 million as we paid down $51.3 million of principal through voluntary and scheduled payments. We also incur quarterly interest payments on both the term loan and the revolving facility comprised of (i) revolver borrowings, (ii) letter of credit commitments and (iii) unused commitment fees. Refer to Note 7 to the Delta Tucker Holdings, Inc unaudited condensed consolidated financial statements for additional information related to the Senior Credit Facility.

The Senior Unsecured Notes carry $455 million of principal with a 10.375% interest rate. This Indenture runs from July 7, 2010 through July 1, 2017 with the entire principal balance due on July 1, 2017. The interest payments are payable semi-annually on January 1st and July 1st. The first interest payment was made in January 2011 Refer to Note 7 and Note 12 in the Delta Tucker Holdings, Inc. unaudited condensed consolidated financial statements for additional information related to the Senior Unsecured Notes.

We or our affiliates may, from time to time, purchase our Senior Unsecured Notes. Any such future purchases may be made through open market or privately negotiated transactions with third parties or pursuant to one or more tender or exchange offers or otherwise, upon such terms and at such prices as we or any such affiliates may determine.

In addition to the Senior Credit Facility and Senior Unsecured Notes, $0.6 million of our pre-Merger 9.5% senior subordinated notes remain outstanding as of July 1, 2011.

The weighted-average interest rate as of July 1, 2011 for our debt was 8.6%, excluding the impact of deferred financing fees. There were no interest rate hedges in place during the six months ended July 1, 2011.

Debt Covenants and Other Matters-Delta Tucker Holdings Inc.

The Senior Credit Facility contains financial, as well as non-financial, affirmative and negative covenants that we believe are usual and customary. The negative covenants in the Senior Credit Facility include, among other things, limits on our ability to:

•	declare dividends and make other distributions;

•	redeem or repurchase our capital stock;

•	prepay, redeem or repurchase certain of our indebtedness;

•	grant liens;

•	make loans or investments (including acquisitions);

•	incur additional indebtedness;

•	modify the terms of certain debt;

•	restrict dividends from our subsidiaries;

•	change our business or business of our subsidiaries;

•	merge or enter into acquisitions;

•	sell our assets;

•	enter into transactions with our affiliates; and

•	make capital expenditures.

In addition, the Senior Credit Facility stipulates a maximum total leverage ratio, as defined in the Senior Credit Facility, and minimum interest coverage ratio, as defined in the Senior Credit Facility, that we must maintain.

The total leverage ratio is the Consolidated Total Debt, as defined in the Senior Credit Facility, less unrestricted cash and cash equivalents (up to $25 million) to Consolidated Earnings Before Interest Taxes Depreciation and Amortization (“EBITDA”), as defined in the Senior Credit Facility, for the applicable period. Our total leverage ratio could not be greater than 5.0 to 1.0 for the period of July 3, 2010 to April 1, 2011 and could not be greater than 4.85 to 1.00 for April 2, 2011 to July 1, 2011. The maximum total leverage ratio diminishes annually thereafter.

The interest coverage ratio is the ratio of Consolidated EBITDA to Consolidated Interest Expense, as defined in the Senior Credit Facility. The interest coverage ratio must not be less than 2.35 to 1.0 for the July 3, 2010 to July 1, 2011 period. The minimum total leverage ratio increases annually thereafter.

In the event we fail to comply with the covenants specified in the Senior Credit Facility and the Indenture governing our Senior Unsecured Notes, we may be in default. As of December 31, 2010 and July 1, 2011, the Company was in compliance with all of its debt agreements. As of the beginning of the three months ended July 1, 2011, our required minimum interest coverage ratio test under our Senior Credit Facility increases and our maximum consolidated total leverage test decreases periodically. Based on performance throughout the year, these changes to the required ratio test may require us to make an additional prepayment under the Senior Credit Facility in order to be in compliance. If we are required to make a payment but are unable to do so or are unable to negotiate a modification with the lenders, we would be in default under our Senior Credit Facility, which could have a material adverse impact on our business.

Subsequent Amendment of Credit Agreement

On August 10, 2011, DynCorp International Inc. entered into an amendment (the “Amendment”) that amended the Senior Credit Facility. The Amendment amends the Senior Credit Facility to re-set leverage and interest covenant levels. Under the terms of the Amendment, the maximum total leverage ratio would step up to 5.50x through the period ending June 29, 2012 and steps down to 3.25x over time, the amount of unrestricted cash permitted to be netted from the calculation of the total leverage ratio is $50.0 million, and the minimum interest coverage ratio is 1.70x through the period ending June 29, 2012 and steps up to 2.25x over time.

Non-GAAP Measures

We define EBITDA as GAAP net income attributable to Delta Tucker Holdings, Inc./Predecessor adjusted for interest expense, taxes and depreciation and amortization. Adjusted EBITDA is calculated by adjusting EBITDA for the items described in the table below. We use EBITDA and Adjusted EBITDA as supplemental measures in the evaluation of our business and believe that EBITDA and Adjusted EBITDA provide a meaningful measure of operational performance on a consolidated basis because it eliminates the effects of period to period changes in taxes, costs associated with capital investments and interest expense and is consistent with one of the measures we use to evaluate management’s performance for incentive compensation. We also believe that Adjusted EBITDA is useful in assessing our ability to generate cash to cover our debt obligations including interest and principal payments. As such, we add back certain non-cash items from operations and certain other items as defined in our 10.375% Senior Unsecured Notes and our Credit Facility. In addition, Adjusted EBITDA as presented in the table below corresponds to the definition of Consolidated EBITDA used in the Senior Secured Credit Facilities and the definition of EBITDA used in the Indenture governing the Senior Unsecured Notes to test the permissibility of certain types of transactions, including debt incurrence. Neither EBITDA nor Adjusted EBITDA is a financial measure calculated in accordance with GAAP. Accordingly, they should not be considered in isolation or as substitutes for net income attributable to Delta Tucker Holdings, Inc. or other financial measures prepared in accordance with GAAP.

Management believes these non-GAAP financial measures are useful in evaluating operating performance and are regularly used by security analysts, institutional investors and other interested parties in reviewing the Company. Non-GAAP financial measures are not intended to be a substitute for any GAAP financial measure and, as calculated, may not be comparable to other similarly titled measures of the performance of other companies. When evaluating EBITDA and Adjusted EBITDA, investors should consider, among other factors, (i) increasing or decreasing trends in EBITDA and Adjusted EBITDA, (ii) whether EBITDA and Adjusted EBITDA have remained at positive levels historically, and (iii) how EBITDA and Adjusted EBITDA compare to our debt outstanding. The non-GAAP measures of EBITDA and Adjusted EBITDA do have certain limitations. They do not include interest expense, which is a necessary and ongoing part of our cost structure resulting from the incurrence of debt. EBITDA and Adjusted EBITDA also exclude tax, depreciation and amortization expenses. Because these are material and recurring items, any measure, including EBITDA and Adjusted EBITDA, which excludes them has a material limitation. To mitigate these limitations, we have policies and procedures in place to identify expenses that qualify as interest, taxes, loss on debt extinguishments, a portion of other expense related to interest rate swap losses, and depreciation and amortization and to approve and segregate these expenses from other expenses to ensure that EBITDA and Adjusted EBITDA are consistently reflected from period to period. Our calculation of EBITDA and Adjusted EBITDA may vary from that of other companies. Therefore, our EBITDA and Adjusted EBITDA presented may not be comparable to similarly titled measures of other companies. EBITDA and Adjusted EBITDA do not give effect to the cash we must use to service our debt or pay income taxes and thus does not reflect the funds generated from operations or actually available for capital investments.

DELTA TUCKER HOLDINGS, INC. & DYNCORP INTERNATIONAL INC. (Predecessor)

UNAUDITED ADJUSTED EBITDA

(Amounts in thousands)

The following table provides a reconciliation of net income attributable to Delta Tucker Holdings, Inc. and EBITDA and Adjusted EBITDA for the periods included below:

	Delta Tucker Holdings, Inc.		Predecessor
	Three Months Ended July 1, 2011	Six Months Ended July 1, 2011	Three Months Ended July 2, 2010(1)	Six Months Ended July 2, 2010 (1)
	(unaudited)		(unaudited)
Net income attributable to Delta Tucker Holdings, Inc / Predecessor	$3,326	$8,234	$(32,282)	$(12,814)
Income tax provision (benefit)	2,516	6,091	(5,320)	7,347
Interest expense, net of interest income	23,131	46,562	12,534	26,195
Depreciation and amortization (2)	13,274	26,797	10,525	21,367

EBITDA	$42,247	$87,684	$(14,543)	$42,095
Gains/(loss) on extraordinary items, discontinued operations, asset sales and debt extinguishment	1,817	5,136	—	6,445
Equity-based compensation	—	—	3,518	3,845
Gains due to fluctuation in foreign exchange rates	140	150	(26)	39
Net income of affiliates not recorded in cash (3)	248	256	(433)	115
Employee non-cash compensation, severance, and retention expense	683	8,058	866	10
Management fees (4)	717	1,171	—	—
Acquisition accounting and Merger-related items (5)	(1,960)	(3,012)	63,099	65,529
Worldwide Network Services settlement (6)	—	—	—	(10,000)
Other	(8)	(6)	—	—

Adjusted EBITDA (7)	$43,884	$99,437	$52,481	$108,078

(1)	Amount includes the Predecessor’s operations for the six months ended July 2, 2010 and Delta Tucker Holdings, Inc. operations for the three months ended July 2, 2010.
(2)	Amount includes certain depreciation and amortization amounts which are classified as Cost of services on our Unaudited Condensed Consolidated Statements of Income.
(3)	Includes our unconsolidated affiliates, except GLS.
(4)	Amount presented relates to the Delta Tucker Holdings, Inc. management fees, we excluded the Predecessor management fees from the EBITDA adjustments above.
(5)	The Delta Tucker Holdings, Inc. amount includes the amortization of intangibles arising pursuant to FASB ASC 805. The Predecessor amount includes Merger-related and other acquisition expenses.
(6)	Represents legal reserves associated with former subcontractor, which is accounted for in our GSDS segment.

OFF BALANCE SHEET ARRANGEMENTS

In accordance with the definition under SEC rules, the following qualify as off-balance sheet arrangements:

•	Any obligation under certain guarantee contracts;

•	A retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets;

•	Any obligation under certain derivative instruments; and

•

Any obligation arising out of a material variable interest held by us in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or engages in leasing, hedging or research and development services with us.

As of July 1, 2011, we did not have any off balance sheet arrangements as defined under SEC rules. Refer to Note 6 and Note 8 of DynCorp International’s unaudited condensed consolidated financial statements for additional disclosure on derivatives and variable interest entities, respectively. Refer to Note 10 of the Delta Tucker Holdings unaudited condensed consolidated financial statements for additional disclosure on variable interest entities.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The process of preparing financial statements in conformity with GAAP requires the use of estimates and assumptions to determine reported amounts of certain assets, liabilities, revenue and expenses and the disclosure of related contingent assets and liabilities. These estimates and assumptions are based upon information available at the time of the estimates or assumptions, including our historical experience, where relevant. These significant estimates and assumptions are reviewed quarterly by management. This evaluation process includes a thorough review of key estimates and assumptions used in preparing our financial statements. Because of the uncertainty of factors surrounding the estimates, assumptions and judgments used in the preparation of our financial statements, actual results may differ from the estimates, and the difference may be material.

Our critical accounting policies and estimates are those policies and estimates that are both most important to our financial condition and results of operations and require the most difficult, subjective or complex judgments on the part of management in their application, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

For a discussion of our critical accounting policies and estimates, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements included in the Company’s Registration Statement. Our accounting policies and any new accounting pronouncements are further discussed in Note 1 to the unaudited condensed consolidated financial statements included in this Quarterly Report.

ACCOUNTING DEVELOPMENTS

We have presented the information about accounting pronouncements not yet implemented in Note 1 to our Delta Tucker Holdings Inc. condensed consolidated financial statements included in this Quarterly Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risk, primarily relating to potential losses arising from adverse changes in interest rates and foreign currency exchange rates. For a further discussion of market risks we may encounter, see “Risk Factors” disclosed in our Registration Statement, as updated by our Quarterly Report during the three and six months ended July 1, 2011.

Foreign Currency Exchange Rate Risk

There have been no material changes to the market risks related to foreign currency exchange rates previously disclosed in our Registration Statement.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. The Company maintains disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 (the “Act”) is recorded, processed, summarized and reported within the specified time periods and accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Act, for the period ended July 1, 2011. Based on the evaluation performed, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting (as such term is defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information related to various commitments and contingencies is described in Note 8 to the Delta Tucker Holdings, Inc. unaudited condensed consolidated financial statements.

ITEM 1A. RISK FACTORS

There have been no material changes in risk factors, except as noted below, from those described in “Risk Factors” disclosed in Registration Statement.

New government regulations could adversely affect our operating performance.

Recently, the DoD issued the Defense Federal Acquisition Regulations Supplement (“DFARS”) interim rule which would allow the withholding of payments under cost reimbursable and time and materials contracts whenever it finds contractors’ business systems deficient. The interim rule adds a new “Contractor Business Systems” subpart to the DFARS that requires contracting officers to include a new Contractor Business Systems clause in solicitations and contracts that require the use of a business system and are covered by the Cost Accounting Standards (“CAS”). This proposed rule represents a significant change in the contracting environment for companies performing work for DoD. The proposed rule would allow contracting officers to withhold 5% for one or more significant deficiencies in any single contractor business system or 10% for significant deficiencies in multiple contractor business systems. For all systems, a significant deficiency is defined as a “shortcoming in the system that materially affects the ability of officials of the DoD to rely upon information produced by the system that is needed for management purposes”. The rule, which is not final and would only be applicable prospectively, may impose new compliance requirements that potentially could cause substantial compliance costs in addition to severe monetary penalties for noncompliance which could adversely affect our operating performance and may result in additional expenses and possible loss of revenue. Currently, the industry is providing comments on the interim rule; the final rule is expected to be released August 16, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. (Removed and Reserved)

None.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, the Quarterly Report on Form 10-Q.

Exhibit
Number	Description

10.1	Amendment No. 2, dated as of August 10, 2011, to the Credit Agreement, dated as of July 7, 2010, among DynCorp International Inc., Delta Tucker Holdings, Inc., the subsidiary guarantors party thereto, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to Delta Tucker Holding’s Current Report on Form 8-K filed with the SEC on August 12, 2011.)

10.2*	Amendment No. 1, dated as of January 21, 2011, to the Credit Agreement, dated as of July 7, 2010, among DynCorp International Inc., Delta Tucker Holdings, Inc., The subsidiary guarantors party thereto, The lenders from time to time party thereto and Bank of America, N.A., as administrative agent and collateral agent.

31.1*	Certification of the Chief Executive Officer of Delta Tucker Holdings, Inc. pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer of Delta Tucker Holdings, Inc. pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS XBRL**	Instance document

101.SCH XBRL**	Taxonomy Extension Schema

101.CAL XBRL**	Taxonomy Extension Calculation Linkbase

101.DEF XBRL**	Taxonomy Extension Definition Linkbase

101.LAB XBRL**	Taxonomy Extension Labels Linkbase

101.PRE XBRL**	Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**

Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these data files are deemed not filed and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELTA TUCKER HOLDINGS, INC.

/s/ William T. Kansky
Name:	William T. Kansky
Title:	Senior Vice President and Chief Financial Officer

Date:	August 15, 2011