Form 10-Q
period 2011-09-30
Delta Tucker Holdings, Inc.
filed 2011-11-14
CIK 1514226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number: 333-173746

DELTA TUCKER HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	27-2525959
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3190 Fairview Park Drive, Suite 700, Falls Church, Virginia 22042

(571) 722-0210

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒

As of November 14, 2011 the registrant had 100 shares of its Class A common stock outstanding.

DELTA TUCKER HOLDINGS, INC.

Disclosure Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created by the Private Securities Litigation Reform Act of 1995 under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). Without limiting the foregoing, the words “believes,” “thinks,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. Forward-looking statements involve risks and uncertainties. Statements regarding the amount of our backlog and estimated total contract values are other examples of forward-looking statements. We caution that these statements are further qualified by important economic, competitive, governmental, international and technological factors that could cause our business, strategy, projections or actual results or events to differ materially, or otherwise, from those in the forward-looking statements. These factors, risks and uncertainties include, among others, the following:

•	the future impact of mergers, acquisitions, joint ventures or teaming agreements;

•	our substantial level of indebtedness and changes in availability of capital and cost of capital;

•	the outcome of any material litigation, government investigation, government audit or other regulatory matters;

•	policy and/or spending changes implemented by the Obama Administration, any subsequent administration or Congress;

•	termination or modification of key United States (“U.S.”) government or commercial contracts, including subcontracts;

•	changes in the demand for services that we provide or work awarded under our contracts, including without limitation, the Civilian Police, International Narcotics and Law Enforcement, Worldwide Personal Protection Services and Logistics Civil Augmentation Program (“LOGCAP IV”) contracts;

•	pursuit of new commercial business in the U.S. and abroad;

•	activities of competitors and the outcome of bid protests;

•	changes in significant operating expenses;

•	impact of lower than expected win rates for new business;

•	general political, economic, regulatory and business conditions in the U.S. or in other countries in which we operate;

•	acts of war or terrorist activities;

•	variations in performance of financial markets;

•	the inherent difficulties of estimating future contract revenue and changes in anticipated revenue from indefinite delivery, indefinite quantity contracts;

•	the timing or magnitude of any award fee granted under our government contracts, including, but not limited to, LOGCAP IV;

•	changes in expected percentages of future revenue represented by fixed-price and time-and-materials contracts, including increased competition with respect to task orders subject to such contracts;

•	termination or modification of key subcontractor performance or delivery;

•	statements covering our business strategy, those described in “Item 1A. Risk Factors” of this Quarterly Report and under “Risk Factors” in our Registration Statement on Form S-4 (File No. 333-173746) declared effective by the SEC on June 21, 2011 and other risks detailed from time to time in our reports filed with the Securities and Exchange Commission (“SEC”); and

•	other risks detailed from time to time in our reports posted to our website or made available publicly through other means.

Accordingly, such forward-looking statements do not purport to be predictions of future events or circumstances and therefore, there can be no assurance that any forward-looking statement contained herein will prove to be accurate. We assume no obligation to update the forward-looking statements.

Calendar Year and Predecessor/Successor Periods

We report the results of our operations using a 52-53 week basis ending on the Friday closest to December 31. Included in this Quarterly Report are (a) our unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2011 and the related statements of equity, and cash flow for the nine months ended September 30, 2011 and (b) our unaudited condensed consolidated statement of operations for the three months ended October 1, 2010 and the period from April 1, 2010 (Inception) to October 1, 2010, and cash flow for the period from April 1, 2010 (Inception) to October 1, 2010. The unaudited condensed consolidated balance sheet is included for the periods as of September 30, 2011 and December 31, 2010. Also included are the unaudited condensed consolidated statements of operations for the three and six months ended July 2, 2010 and the related statements of equity, and cash flow for the six months ended July 2, 2010 for DynCorp International Inc. We acquired DynCorp International Inc. by merger on July 7, 2010. These financials are included in order to provide a historical financial perspective. DynCorp International Inc.’s historical fiscal year presentation was comprised of twelve consecutive fiscal months ended on the Friday closest to March 31 of each fiscal year. DynCorp International Inc.’s last completed fiscal year, prior to the merger on July 7, 2010, ended on April 2, 2010 (fiscal year 2010). For clarity in this Quarterly Report on Form 10-Q, we refer to the fiscal periods of DynCorp International Inc. that ended prior to the merger as those of the “Predecessor”.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DELTA TUCKER HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands)	Three Months Ended September 30, 2011	Three Months Ended October 1, 2010	Nine Months Ended September 30, 2011	For The Period From April 1, 2010 (Inception) Through October 1, 2010
Revenue	$935,393	$841,046	$2,738,441	$841,046
Cost of services	(845,345)	(759,026)	(2,500,412)	(759,026)
Selling, general and administrative expenses	(47,644)	(40,474)	(117,005)	(40,474)
Merger expenses incurred by Delta Tucker Holdings, Inc.	—	—	—	(51,722)
Depreciation and amortization expense	(12,255)	(12,345)	(38,229)	(12,345)
Earnings from equity method investees	3,894	5,126	11,830	5,126
Impairment of equity method investment	(76,647)	—	(76,647)	—

Operating (loss) income	(42,604)	34,327	17,978	(17,395)
Interest expense	(22,836)	(22,409)	(69,537)	(22,409)
Bridge commitment fee	—	—	—	(7,963)
Loss on early extinguishment of debt	—	—	(2,397)	—
Interest income	29	280	168	280
Other income, net	685	462	4,792	462

(Loss) income before income taxes	(64,726)	12,660	(48,996)	(47,025)
Benefit (provision) for income taxes	23,878	(5,255)	17,787	9,344

Net (loss) income	(40,848)	7,405	(31,209)	(37,681)
Noncontrolling interest	(780)	(554)	(2,185)	(554)

Net (loss) income attributable to Delta Tucker Holdings, Inc.	$(41,628)	$6,851	$(33,394)	$(38,235)

See notes to unaudited condensed consolidated financial statements.

DELTA TUCKER HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
(Amounts in thousands, except share data)	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$85,458	$52,537
Restricted cash	14,847	9,342
Accounts receivable, net of allowances of $883 and $558, respectively	785,559	782,095
Prepaid expenses and other current assets	97,703	150,613

Total current assets	983,567	994,587
Property and equipment, net	23,958	26,497
Goodwill	679,371	679,371
Tradename, net	43,705	43,839
Other intangibles, net	321,802	355,129
Other assets, net	66,335	163,932

Total assets	$2,118,738	$2,263,355

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$5,212	$5,700
Accounts payable	276,824	297,821
Accrued payroll and employee costs	117,297	99,295
Deferred income taxes	96,509	90,726
Accrued liabilities	132,666	147,859
Income taxes payable	124	3,471

Total current liabilities	628,632	644,872

Long-term debt, less current portion	966,394	1,018,512
Long-term deferred taxes	10,105	36,900
Other long-term liabilities	28,933	45,745

Total liabilities	1,634,064	1,746,029

Commitments and contingencies

Equity:
Common stock, $0.01 par value – 1,000 shares authorized and 100 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively.	—	—
Additional paid-in capital	550,831	550,492
Accumulated deficit	(71,045)	(37,659)
Accumulated other comprehensive income (loss)	142	142

Total equity attributable to Delta Tucker Holdings, Inc.	479,928	512,975
Noncontrolling interest	4,746	4,351

Total equity	484,674	517,326

Total liabilities and equity	$2,118,738	$2,263,355

See notes to unaudited condensed consolidated financial statements.

DELTA TUCKER HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Amounts in thousands)	Nine Months Ended September 30, 2011	For The Period From April 1, 2010 (Inception) Through October 1, 2010
Cash flows from operating activities
Net (loss) income	$(31,209)	$(37,681)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,486	12,582
Loss on early extinguishment of debt	2,397	—
Amortization of deferred loan costs	6,275	1,880
Allowance for losses on accounts receivable	958	—
Loss on impairment of equity method investment	76,647	—
Earnings from equity method investees	(15,089)	(5,885)
Distributions from affiliates	16,346	5,687
Deferred income taxes	(21,013)	109,830
Other	(75)	552
Changes in assets and liabilities:
Restricted cash	(5,505)	(1,778)
Accounts receivable	(4,422)	(88,044)
Prepaid expenses and other current assets	(13,327)	(85,088)
Accounts payable and accrued liabilities	(35,723)	16,900
Income taxes receivable	48,618	(1,499)

Net cash provided by (used in) operating activities	64,364	(72,544)

Cash flows from investing activities
Merger consideration for shares	—	(869,043)
Purchase of property and equipment, net	(1,877)	(3,801)
Proceeds from sale of property, plant, and equipment	44	—
Purchase of software	(2,310)	(1,389)
Deconsolidation of equity method investee (see Note 1)	—	(938)
Payments received from equity method investment on note receivable (see Note 1)	—	138,001
Disbursements made to equity method investee on note receivable (see Note 1)	—	(150,198)
Return of capital from equity method investees	9,147	—

Net cash provided by (used in) investing activities	5,004	(887,368)

Cash flows from financing activities
Borrowings on long-term debt	214,300	1,296,900
Payments on long-term debt	(266,906)	(819,143)
Equity contribution from Affiliates of Cerberus	—	550,927
Capital contribution from noncontrolling interest	500	—
Payments of deferred financing cost	(3,282)	(49,092)
Borrowings under other financing arrangements	—	5,445
Borrowing related to financed insurance	44,252	—
Payments related to financed insurance	(24,166)	(1,408)
Payment of dividends to noncontrolling interest	(1,145)	(788)

Net cash (used in) provided by financing activities	(36,447)	982,841

Net increase in cash and cash equivalents	32,921	22,929
Cash and cash equivalents, beginning of period	52,537	—

Cash and cash equivalents, end of period	$85,458	$22,929

Income taxes received, net	$44,745	$597
Interest paid	$(74,186)	$(9,589)

See notes to unaudited condensed consolidated financial statements.

DELTA TUCKER HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF EQUITY

Nine Months Ended September 30, 2011

	000,00	000,00	000,00	000,00	000,00	000,00	000,00	000,00
(Amounts in thousands)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Equity Attributable to Delta Tucker Holdings, Inc.	Noncontrolling Interest	Total Equity
Balance at December 31, 2010	—	$—	$550,492	$(37,659)	$142	$512,975	$4,351	$517,326
Comprehensive income:
Net (loss) income			—	(31,209)	—	(31,209)	—	(31,209)
Currency translation adjustment, net of tax			—	—	—	—	—	—

Comprehensive income			—	(31,209)	—	(31,209)	—	(31,209)
Noncontrolling interest			—	(2,185)	—	(2,185)	—	(2,185)

Comprehensive (loss) income attributable to Delta Tucker Holdings, Inc.			—	(33,394)	—	(33,394)	—	(33,394)
Net income and comprehensive income attributable to noncontrolling interest			—	—	—	—	2,185	2,185
DIFZ issuance of shares to Palm			—	—	—	—	500	500
DIFZ financing, net of tax			339	8	—	347	—	347
Dividends declared to noncontrolling interest	—	—	—	—	—	—	(2,290)	(2,290)

Balance at September 30, 2011	—	$—	$550,831	$(71,045)	$142	$479,928	$4,746	$484,674

See notes to unaudited condensed consolidated financial statements.

DELTA TUCKER HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation and Accounting Policies

Basis of Presentation

We are a leading provider of specialized, mission-critical professional and support services for the U.S. military, non-military U.S. governmental agencies and foreign governments. Our specific global expertise is in law enforcement training and support, security services, base and logistics operations, intelligence training, rule of law development, construction management, platform services and operations, and linguist services. We also provide logistics support for all our services. Unless the context otherwise indicates, references herein to “we,” “our,” “us,” or “the Company” refer to Delta Tucker Holdings, Inc. and our consolidated subsidiaries. Delta Tucker Holdings, Inc., through its subsidiaries (together, the Company), provides defense and technical services and government outsourced solutions primarily to U.S. government agencies domestically and internationally. Primary customers include the U.S. Department of Defense (“DoD”) and U.S. Department of State (“DoS”), but also include other government agencies, foreign governments and commercial customers.

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

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to fairly present our financial position at September 30, 2011 and December 31, 2010, the results of operations during the three and nine months ended September 30, 2011, and the three months ended October 1, 2010 and for the period from April 1, 2010 (Inception) through October 1, 2010, and cash flows during the nine months ended September 30, 2011 and for the period from April 1, 2010 (Inception) through October 1, 2010, have been included. The results of operations during the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the full calendar year or for any future periods. We use estimates and assumptions required for preparation of the financial statements. The estimates are primarily based on historical experience and business knowledge and are revised as circumstances change. However, actual results could differ from the estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of both our domestic and foreign subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The Company has investments in joint ventures that are variable interest entities (“VIEs”). The VIE investments are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Codification (“ASC”) 810 — Consolidation. In cases where the Company has (i) the power to direct the activities of the VIE that most significantly impact its economic performance and (ii) the obligation to absorb losses of the VIE that could potentially be significant or the right to receive benefits from the entity that could potentially be significant to the VIE, the Company consolidates the entity. Alternatively, in cases where all of the aforementioned criteria are not met, the investment is accounted for under the equity method.

The Company classifies its equity method investees in two distinct groups based on management’s day-to-day involvement in the operations of each entity and the nature of each joint venture’s business. If the joint venture is deemed to be an extension of one of our Business Area Teams (“BATs”) and operationally integral to the business, our share of the joint venture’s earnings is reported within operating income in “Earnings from equity method investees” in the consolidated statement of operations. If the Company considers our involvement less significant, our share of the joint venture’s net earnings is reported in “Other income, net” in the consolidated statement of operations.

Economic rights in active joint ventures that are operationally integral are indicated by the ownership percentages in the table listed below.

Global Linguist Solutions LLC	51.0%
Contingency Response Services LLC	45.0%
Global Response Services LLC	51.0%
Partnership for Temporary Housing LLC	40.0%

Economic rights in an active joint venture that the Company does not consider operationally integral are indicated by the ownership percentage in the table listed below.

Babcock DynCorp Limited	44.0%

Global Linguist Solutions Deconsolidation

We deconsolidated GLS effective July 7, 2010. We continued to consolidate GLS after the implementation of ASU 2009-17 through the date of the Merger based on the related party relationship between us and McNeil Technologies Inc. (“McNeil”), our GLS joint venture partner. Through the date of the Merger, our largest stockholder, Veritas Capital LP (“Veritas”), owned the majority of McNeil. This related party relationship ended on the date of Merger resulting in the deconsolidation of GLS on that date.

Noncontrolling interest

We record the impact of our partner’s interest in less than wholly owned consolidated joint ventures as noncontrolling interest. Currently DynCorp International FZ-LLC (“DIFZ”) is our only consolidated joint venture for which we do not own 100% of the entity. Noncontrolling interest is presented on the face of the statement of operations as an increase or reduction in arriving at “Net income attributable to Delta Tucker Holdings, Inc.” Noncontrolling interest on the balance sheet is located in the equity section. See Note 10 of the Delta Tucker Holdings, Inc. financial statements for further information regarding DIFZ.

Accounting Policies

There have been no material changes to our significant accounting policies, as compared to the significant accounting policies described in our Registration Statement for the period from April 1, 2010 (Inception) to December 31, 2010, except for the adoption of Financial Accounting Standards Update (“ASU”) 2009-13 (“ASU 2009-13”) — Revenue Recognition Multiple-Deliverable Revenue as discussed in “Accounting Developments” and “Other Contracts or Contract Elements” below.

Other Contracts or Contract Elements

Multiple-element arrangements involve multiple obligations in various combinations to perform services, deliver equipment or materials, grant licenses or other rights, or take certain actions. We evaluate all deliverables in an arrangement to determine whether they represent separate units of accounting. For contracts in execution prior to January 1, 2011, arrangement consideration is allocated among the separate units of accounting based on their relative fair values. Fair values are established by evaluating vendor specific objective evidence (“VSOE”) or third-party evidence if available. Due to the customized nature of our arrangements, VSOE and third-party evidence is generally not available, resulting in applicable arrangements being accounted for as one unit of accounting.

For non-U.S. government contracts executed or materially modified after January 1, 2011, arrangement consideration is allocated among the separate units of accounting based on their relative selling price. Relative selling price is established by evaluating VSOE, third-party evidence, or management’s best estimate of selling price. Due to the customized nature of our arrangements, VSOE and third-party evidence is generally not available resulting in applicable arrangements being accounted for using management’s best estimate of selling price to identify the applicable units of accounting.

Accounting Developments

Pronouncements Implemented

In October 2009, the FASB issued ASU No. 2009-13 — Revenue Recognition Multiple-Deliverable Revenue Arrangements. This update (i) removes the objective-and-reliable-evidence-of-fair-value criterion from the separation criteria used to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, (ii) replaces references to “fair value” with “selling price” to distinguish from the fair value measurements required under the fair value measurements and disclosures guidance, (iii) provides a hierarchy that entities must use to estimate the selling price, (iv) eliminates the use of the residual method for allocation, and (v) expands the ongoing disclosure requirements. The impact of this ASU is limited to new or materially modified non-U.S. government contracts. The amendments in this update are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We adopted ASU No. 2009-13 as of January 1, 2011. The adoption of this ASU did not have a material effect on our consolidated financial position and results of operations.

In October 2009, the FASB issued ASU No. 2009-14 — Certain Revenue Arrangements That Include Software Elements, which updates ASC 985 — Software, and clarifies which accounting guidance should be used for purposes of measuring and allocating revenue for arrangements that contain both tangible products and software, and where the software is more than incidental, to the tangible product as a whole. The amendments in this update are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We adopted ASU No. 2009-14 as of January 1, 2011.The adoption of this ASU did not have a material effect on our consolidated financial position and results of operations.

Pronouncements Not Yet Implemented

On May 12, 2011, the FASB issued ASU No. 2011-04 — Fair Value Measurements. The ASU was issued as a joint effort by the FASB and International Accounting Standards Board (“IASB”) to develop a single converged fair value framework. The ASU provides guidance on how and when to measure fair value and the required disclosures. There are few differences between the ASU and the international counterpart. While the ASU is largely consistent with existing fair value measurement principles under U.S. GAAP, it expands ASC 820’s existing disclosure requirements for fair value measurements and makes other amendments. Many of these amendments are being made to eliminate unnecessary wording differences between U.S. GAAP and IFRS. However, some could change how the fair value measurement guidance in ASC 820 is applied. The ASU is effective for interim and annual periods beginning after December 15, 2011, for public entities. Management does not believe that the adoption of this ASU will have a material effect on our consolidated financial position and results of operations.

In June 2011, the FASB issued ASU No. 2011-05 — Presentation of Comprehensive Income. The ASU amends FASB Codification Topic 220, Comprehensive Income, to eliminate the option to present components of other comprehensive income (“OCI”) as part of the statement of changes in stockholders’ equity, require presentation of each component of net income and each component of OCI (and their respective totals) either in a single continuous statement or in two separate statements, and require presentation of reclassification adjustments on the face of the statement. The amendments do not change the option to present components of OCI either before or after related income tax effects; they do not change the items that must be reported in OCI, when an item of OCI should be reclassified to net income, or the computation of earnings per share. On October 21, 2011, the FASB decided to propose a deferral of the new requirement to present reclassifications of other comprehensive income on the face of the income statement. Companies would still be required to adopt the other requirements contained in the new accounting standard for the presentation of comprehensive income. The amendments made should be applied retrospectively and become effective for SEC registrants for fiscal years and interim periods beginning after December 15, 2011, with early adoption permitted. Management does not believe that the adoption of this ASU will have a material effect on our consolidated financial position and results of operations.

In September 2011, the FASB issued ASU No. 2011-09 — Disclosures about an Employer’s Participation in a Multiemployer Plan, which amends FASB ASC 715-80, Compensation—Retirement Benefits—Multiemployer Plans, to call for additional disclosures about the commitments an employer has made to a multiemployer plan and the potential future cash flow implication of participation in such a plan. Specifically, the additional disclosures require information concerning (1) identification of the multiemployer plans in which an employer participates, (2) the level of employer participation, including the amount of contributions made, (3) the financial condition of the plans, and (4) the nature of an employer’s commitments to the plans. Additional disclosures are required in respect of plans for which information is not publicly available from the plan’s annual report filed with the Internal Revenue Service. The amendments to FASB ASC 715-80 do not alter existing recognition and measurement guidance, which require recognition as pension or other postretirement benefit cost of the required contribution to the plan and application of the provisions of FASB ASC Topic 450, Contingencies, if it is probable or reasonably possible that withdrawal from a plan could give rise to an obligation, or that the contribution to a plan would be increased to cover a shortfall in funds necessary to maintain the required level of benefit coverage. The revised disclosure requirements should be applied retrospectively for fiscal years ending after December 15, 2011, for public entities. Early application is permitted. Management does not believe that the adoption of this ASU will have a material effect on our consolidated financial position and results of operations.

On September 15, 2011, the FASB issued ASU No.2011-08, which gives entities Testing Goodwill for Impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit in step 1 of the goodwill impairment test. If entities determine, on the basis of qualitative factors, that the fair value of a reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. Otherwise, further testing would not be needed. The ASU is effective for all entities for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. Management does not believe that the adoption of this ASU will have a material effect on our consolidated financial position and results of operations.

Note 2 — Goodwill and other Intangible Assets

The following table provides information about our goodwill balances for our three segments, Global Stabilization and Development Solutions (“GSDS”), Global Platform Support Solutions (“GPSS”) and Global Linguist Solutions LLC (“GLS”):

	000,00	000,00	000,00	000,00
(Amounts in thousands)	GSDS	GPSS	GLS	Total
Goodwill balance as of December 31, 2010	$119,386	$559,985	$—	$679,371

Goodwill balance as of September 30, 2011	$119,386	$559,985	$—	$679,371

The following tables provide information about changes relating to certain intangible assets:

	As Of September 30, 2011
(Amounts in thousands, except years)	Weighted Average Remaining Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net
Other intangible assets:
Customer-related intangible assets	7.8	$350,912	$(49,550)	$301,362
Other	5.1	30,116	(9,676)	20,440

Total other intangibles		$381,028	$(59,226)	$321,802

Tradenames:
Finite-lived	3.6	$869	$(222)	$647
Indefinite-lived		43,058	—	43,058

Total tradenames		$43,927	$(222)	$43,705

	As Of December 31, 2010
(Amounts in thousands, except years)	Weighted Average Remaining Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net
Other intangible assets:

Customer-related intangible assets	9.2	$350,913	$(20,003)	$330,910
Other	6.1	28,093	(3,874)	24,219

Total other intangibles		$379,006	$(23,877)	$355,129

Tradenames::
Finite-lived	4.8	$869	$(88)	$781
Indefinite-lived		43,058	—	43,058

Total tradenames		$43,927	$(88)	$43,839

Amortization expense for customer-related intangibles, other intangibles, and finite-lived tradenames was $11.4 million and $35.5 million during the three and nine months ended September 30, 2011, respectively. Amortization expense for customer-related intangibles, other intangibles, and finite-lived tradenames was $11.5 million and $11.5 million during the three months ended October 1, 2010 and for the period from April 1, 2010 (Inception) through October 1, 2010, respectively.

The following table outlines an estimate of future amortization based upon the finite-lived intangible assets owned as of September 30, 2011:

(Amounts in thousands)	Amortization Expense (1)
Estimate for three month period ended December 30, 2011	$11,435
Estimate for calendar year 2012	45,217
Estimate for calendar year 2013	43,535
Estimate for calendar year 2014	42,894
Estimate for calendar year 2015	41,198
Thereafter	$138,170

(1)	The future amortization is inclusive of the finite-lived intangible-assets and finite-lived tradenames.

Note 3 — Composition of Certain Financial Statement Captions

The following tables present financial information of certain consolidated balance sheet captions.

Prepaid expenses and other current assets — Prepaid expenses and other current assets were:

	As Of
(Amounts in thousands)	September 30, 2011	December 31, 2010
Prepaid expenses	$45,672	$34,801
Prepaid income taxes	4,070	54,927
Inventories	8,250	11,034
Assets held for sale	11,084	10,485
Work-in-process	3,346	5,132
Joint venture receivables	9,640	5,005
Favorable contracts	8,266	23,096
Other current assets	7,375	6,133

Total prepaid expenses and other current assets	$97,703	$150,613

Prepaid expenses include prepaid insurance, prepaid vendor deposits, and prepaid rent, none of which individually exceed 5% of current assets. Prepaid income taxes represent refunds expected through the remainder of the year related to our change in accounting method for taxes. We value our inventory at lower of cost or market. Assets held for sale is made up of seven helicopters, valued at $8.1 million, that are not deployed on existing programs as of September 30, 2011, and aircraft parts inventory related to the loss of the Life Cycle Support Services (“LCCS”) Navy contract.

As of December 31, 2010, we had 15 helicopters, of which six were included in Property and equipment, net and nine were included in Prepaid expenses and other current assets as assets held for sale. In March 2011, we entered into an agreement to sell two of the 15 helicopters. We sold the two helicopters in the second quarter of calendar year 2011.

Property and equipment, net — Property and equipment, net were:

	As Of
(Amounts in thousands)	September 30, 2011	December 31, 2010
Helicopters	$8,087	$8,087
Computers and other equipment	9,775	9,119
Leasehold improvements	7,605	6,953
Office furniture and fixtures	4,738	4,598

Gross property and equipment	30,205	28,757
Less accumulated depreciation	(6,247)	(2,260)

Total property and equipment, net	$23,958	$26,497

Depreciation expense was $1.3 million and $4.0 million during the three and nine months ended September 30, 2011, respectively, including certain depreciation amounts classified as Cost of services. Depreciation expense was $1.1 million and $1.1 million during the three months ended October 1, 2010 and for the period from April 1, 2010 (Inception) through October 1, 2010, respectively, including certain depreciation amounts classified as Cost of services. The six helicopters that are included with Property and equipment were placed in service in January 2011.

Other assets, net — Other assets, net were:

	As Of
(Amounts in thousands)	September 30, 2011	December 31, 2010
Deferred financing costs, net	$39,689	$45,080
Investment in affiliates	19,058	107,217
Palm promissory notes, long-term portion	5,180	5,482
Phoenix retention asset	—	3,128
Other	2,408	3,025

Total other assets	$66,335	$163,932

Deferred financing cost is amortized through interest expense. Amortization related to deferred financing costs was $2.1 million and $6.3 million during the three and nine months ended September 30, 2011, respectively. Amortization related to deferred financing costs was $2.0 million and $2.0 million during the three months ended October 1, 2010 and for the period from April 1, 2010 (Inception) through October 1, 2010, respectively. Deferred financing costs were reduced during the nine months ended September 30, 2011 by $2.4 million related to the pro rata write–off of financing costs to loss on early extinguishment of debt as a result of the $48.6 million prepayment on the term loan. As a result of the acceleration of the retention bonus expense resulting from the restructurings of the Phoenix entity in the first quarter, the Phoenix retention asset was reduced to zero during the nine months ended September 30, 2011. Investment in affiliates was reduced during the nine months ended September 30, 2011 by a $1.5 million and by a $7.7 million return of capital from the Contingency Response Services LLC (“CRS”) joint venture and the GLS joint venture, respectively.

Accrued payroll and employee costs — Accrued payroll and employee costs were:

	As Of
(Amounts in thousands)	September 30, 2011	December 31, 2010
Wages, compensation and other benefits	$91,595	$77,713
Accrued vacation	24,723	20,608
Accrued contributions to employee benefit plans	979	974

Total accrued payroll and employee costs	$117,297	$99,295

Other accrued liabilities — Accrued liabilities were:

	As Of
(Amounts in thousands)	September 30, 2011	December 31, 2010
Deferred revenue	$5,250	$8,179
Insurance expense	36,057	22,342
Interest expense	12,447	23,380
Unfavorable contract liability	7,142	14,653
Contract losses	14,399	21,451
Legal matters	4,222	17,403
Subcontractor retention	6,489	14,574
Financed insurance	29,974	9,888
Other	16,686	15,989

Total other accrued liabilities	$132,666	$147,859

The Company recorded $40.5 million during the quarter related to finance insurance as the renewal policy ended in June 2011. Deferred revenue is primarily due to payments in excess of revenue recognized. Contract losses relate to accrued losses recorded on certain contracts.

Other liabilities — Other long-term liabilities were:

	As Of
(Amounts in thousands)	September 30, 2011	December 31, 2010
Unfavorable contract liability	$8,205	$19,418
Unrecognized tax benefit	2,614	3,098
Unfavorable lease accrual	5,361	6,963
Long-term contract loss	9,232	11,143
Other	3,521	5,123

Total other liabilities	$28,933	$45,745

Note 4 — Income Taxes

The provision for income taxes consists of the following:

(Amounts in thousands)	Three Months Ended September 30, 2011	Three Months Ended October 1, 2010	Nine Months Ended September 30, 2011	For The Period From April 1, 2010 (Inception) Through October 1, 2010
Current portion:
Federal	$(461)	$(98,969)	$(461)	$(112,907)
State	166	(4,066)	522	(4,727)
Foreign	615	678	2,094	678

	$320	$(102,357)	$2,155	$(116,956)

Deferred portion:
Federal	$(23,531)	$104,715	$(19,339)	$104,715
State	(656)	2,918	(539)	2,918
Foreign	(11)	(21)	(64)	(21)

	(24,198)	107,612	(19,942)	107,612

Provision for income taxes	$(23,878)	$5,255	$(17,787)	$(9,344)

Deferred tax assets and liabilities are reported as:

(Amounts in thousands)	As Of
	September 30, 2011	December 31, 2010
Current deferred tax liabilities	$(96,509)	$(90,726)
Non-current deferred tax liabilities	(10,105)	(36,900)

Deferred tax liabilities, net	$(106,614)	$(127,626)

A reconciliation of the statutory federal income tax rate to our effective rate is provided below:

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011	Three Months Ended October 1, 2010	For The Period From April 1, 2010 (Inception) Through October 1, 2010
Statutory rate	35.0%	35.0%	35.0%	35.0%
State income tax, less effect of federal deduction	0.8%	0.3%	1.9%	0.5%
Noncontrolling interests	1.0%	2.1%	—	0.0%
Acquisition cost	—	—	2.0%	(7.2%)
Uncertain tax positions	—	—	—	(7.7%)
Other	0.1%	(1.1%)	2.6%	(0.7%)

Effective tax rate	36.9%	36.3%	41.5%	19.9%

As of September 30, 2011, we had U.S. federal and state net operating losses of approximately $107.7 and $263.4 million. As of December 31, 2010 we had approximately $94.3 million and $250.5 million in U.S. federal and state net operating losses. Our federal net operating losses will begin to expire in 2030, and our state net operating losses will begin to expire in 2015. Approximately $1.4 million of the state net operating loss expires in 2015. The remainder will not begin to expire until 2020 or later. Additionally, at September 30, 2011, we had foreign tax credit carry forwards of approximately $19.2 million that will begin to expire in 2017. We expect to fully utilize our federal and state net operating losses as well as our foreign tax credit carry forwards prior to their expiration.

In evaluating our need for a valuation allowance on deferred taxes, including net operating loss and foreign tax credit carry forwards, we assessed such factors as the scheduled reversal of deferred tax liabilities, including the impact of available carry back and carry forward periods, projected future taxable income and available tax planning strategies. Based on this assessment, we concluded that no valuation allowance was necessary as of September 30, 2011.

As of September 30, 2011 and December 31, 2010, we had $12.4 million and $12.9 million of total unrecognized tax benefits, respectively, of which $2.6 million and $3.1 million, respectively, was recorded as a liability with the remaining recorded as an offset to the net operating loss deferred tax asset. The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of September 30, 2011 and December 31, 2010, was $6.1 million and $6.6 million, respectively. It is expected that the amount of unrecognized tax benefits will change in the next twelve months; however, we do not expect the change to have a material impact on the results of operations or our financial position.

Note 5 — Accounts Receivable

Accounts receivable, net consisted of the following:

	As Of
(Amounts in thousands)	September 30, 2011	December 31, 2010
Billed	$287,380	$298,804
Unbilled	498,179	483,291

Total accounts receivable	$785,559	$782,095

Unbilled receivables as of September 30, 2011 and December 31, 2010 include $22.5 million and $31.3 million, respectively, related to costs incurred on projects for which we have been requested by the customer to begin work under a new contract or extend work under an existing contract and for which formal contracts or contract modifications have not been executed at the end of the respective periods. There were no contract claims included in the amount as of September 30, 2011. Contract claims as of December 31, 2010 were $0.1 million. The balance of unbilled receivables consists of costs and fees billable immediately, upon contract completion or other specified events. All of the unbilled receivables are expected to be billed and collected within one year, except items that may result in a request for equitable adjustment or a formal claim.

Note 6—Fair Value of Financial Assets and Liabilities

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

As of September 30, 2011, we measured cash equivalents, including restricted cash, at fair value on a recurring basis. Cash equivalents consist of petty cash, cash in-bank and short-term, highly liquid, income-producing investments with original maturities of 90 days or less. This asset is categorized as a Level 1 input as required by ASC 820.

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

	September 30, 2011		December 31, 2010
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
10.375% senior unsecured notes	$455,000	$396,988	$455,000	$464,555
Senior secured credit facility	510,757	500,542	562,875	567,378
9.5% senior subordinated notes	637	616	637	637

Total long-term debt	$966,394	$898,146	$1,018,512	$1,032,570

Note 7 — Long-Term Debt

Long-term debt consisted of the following:

	As of
(Amounts in thousands)	September 30, 2011	December 31, 2010
9.5% Senior subordinated notes	$637	$637
Term loan	515,969	568,575
10.375% Senior unsecured notes	455,000	455,000
Outstanding revolver borrowings	—	—

Total indebtedness	971,606	1,024,212
Less current portion of long-term debt	(5,212)	(5,700)

Total long-term debt	$966,394	$1,018,512

The current portion of long-term debt as of September 30, 2011 and December 31, 2010 was $5.2 million and $5.7 million, respectively, which is comprised of quarterly principal payments of $1.3 million and $1.4 million, respectively. Quarterly principal payments reflect an adjustment for a pre-payment of $48.6 million on the term loan made in March 2011.

Senior Credit Facility

We entered into a senior secured credit facility on July 7, 2010 (the “Senior Credit Facility”), with a banking syndicate and Bank of America, NA as Agent, and amended the Senior Credit Facility on August 10, 2011. The description below reflects the Senior Credit Facility, as amended.

Our Senior Credit Facility is secured by substantially all of our assets and is guaranteed by substantially all of our subsidiaries. It provides for a six year, $570 million term loan facility (“Term Loan”) and a four year, $150 million revolving credit facility (“Revolver”), including a $100 million letter of credit subfacility. As of September 30, 2011 and December 31, 2010, the additional available borrowing capacity under the Senior Credit Facility was approximately $109.4 million and $109.0 million, respectively, which gives effect to $40.6 million and $41.0 million, respectively, in letters of credit. The maturity date on the Term Loan is July 7, 2016 and the maturity date on the Revolver is July 7, 2014. Amounts borrowed under our Revolver are used to fund operations. During the three months ended September 30, 2011, we had no Revolver borrowings.

Interest Rates on Term Loan & Revolver

Both the Term Loan and Revolver bear interest at one of two options, based on our election, using either the (i) base rate (“Base Rate”) as defined in the Senior Credit Facility plus an applicable margin or the (ii) London Interbank Offered Rate (“Eurocurrency Rate”) as defined in the Senior Credit Facility plus an applicable margin. The applicable margin for the Term Loan is fixed at 3.5% for the Base Rate option and 4.5% for the Eurocurrency Rate option. The applicable margin for the Revolver ranges from 3.0% to 3.5% for the Base Rate option or 4.0% to 4.5% for the Eurocurrency Rate option based on our outstanding Secured Leverage Ratio at the end of the quarter. The Secured Leverage Ratio is calculated by the ratio of total secured consolidated debt (net of up to $50 million of unrestricted cash and cash equivalents) to consolidated earnings before interest, taxes, and depreciation & amortization (“Consolidated EBITDA”), as defined in the Senior Credit Facility. Interest payments on both the Term Loan and Revolver are payable at the end of the interest period as defined in the Senior Credit Facility, but not less than quarterly.

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

The Eurocurrency Rate is the rate per annum equal to the British Bankers Association London Interbank Offered Rate (“BBA LIBOR”) as published by Reuters (or other commercially available source providing quotations of BBA LIBOR as designated by the Administrative Agent from time to time) two Business Days prior to the commencement of such interest period. The variable Eurocurrency rate has a floor of 1.75%. As of September 30, 2011 and December 31, 2010, the applicable interest rate for our Term Loan was 6.25%.

Interest Rates on Letter of Credit Subfacility and Unused Commitment Fees

The letter of credit subfacility bears interest at the applicable margin for Eurocurrency Rate Loans, which ranges from 4.0% to 4.5%. The unused commitment fee on our Revolver ranges from 0.50% to 0.75% depending on the Secured Leverage Ratio, as defined in the Senior Credit Facility. Payments on both the letter of credit subfacility and unused commitments are payable quarterly in arrears. As of September 30, 2011 and December 31, 2010, the applicable interest rates for our letter of credit subfacility and unused commitment fees were 4.5% and 0.75%, respectively, for both periods. All of our letters of credit are also subject to a 0.25% fronting fee.

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

During the three and nine months ended September 30, 2011, pursuant to our Term Loan facility, we made quarterly principal payments of $1.3 million and $4.0 million for the Senior Credit Facility. In addition, we made a $48.6 million principal prepayment in March 2011. Deferred financing costs associated with the prepayment totaling $2.4 million were expensed and are included in Loss on early extinguishment of debt in our consolidated statement of operations for the nine months ended September 30, 2011. There were no penalties associated with this prepayment and our quarterly payments were decreased to $1.3 million from $1.4 million beginning April 2011. Subsequent to the three months ended September 30, 2011, the Company completed another principal prepayment in October 2011 of $48.7 million on the Term Loan facility. This payment eliminated all future quarterly principal payments until maturity. No penalties were associated with the prepayment.

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

In addition, the Senior Credit Facility stipulates a maximum total leverage ratio and a minimum interest coverage ratio that must be maintained.

The total leverage ratio is the Consolidated Total Debt as defined in the Senior Credit Facility, less unrestricted cash and cash equivalents (up to $50 million) to Consolidated EBITDA as defined in the Senior Credit Facility, for the applicable period. Our total leverage ratio could not be greater than 5.5 to 1.0 for the period of July 3, 2010 to September 30, 2011. After June 29, 2012, the maximum total leverage ratio diminishes either quarterly or semi-annually.

The interest coverage ratio is the ratio of Consolidated EBITDA to Consolidated Interest Expense, as defined in the Senior Credit Facility. The interest coverage ratio must not be less than 1.7 to 1.0 for the period of July 3, 2010 to September 30, 2011. The minimum interest ratio increases either quarterly or semi-annually beginning June 29, 2012.

The fair value of our borrowings under our Senior Credit Facility approximated 98.0% and 100.8% of the carrying amount based on quoted values as of September 30, 2011 and December 31, 2010, respectively.

On August 10, 2011, DynCorp International Inc. entered into an amendment to the Senior Credit Facility (the “Amendment”). The Amendment re-set leverage and interest covenant levels. Under the terms of the Amendment, the maximum total leverage ratio steps up to 5.50x through the period ending June 29, 2012 and steps down to 3.25x over time, the amount of unrestricted cash permitted to be netted from the calculation of the total leverage ratio is $50.0 million, and the minimum interest coverage ratio is 1.70x through the period ending June 29, 2012 and steps up to 2.25x over time.

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

The Senior Unsecured Notes contain various covenants that restrict our ability to enter into certain transactions. These include, but are not limited to, covenants that restrict our ability to incur additional indebtedness, make certain payments, including declaring or paying certain dividends, purchase or retire certain equity interests, retire subordinated indebtedness, make certain investments, sell assets, engage in certain transactions with affiliates, create liens on assets, make acquisitions and engage in mergers or consolidations. The aforementioned restrictions are considered to be in place unless we achieve investment grade ratings by both Moody’s Investor Services and Standard and Poor’s.

We can redeem the Senior Unsecured Notes, in whole or in part, at defined redemption prices, plus accrued interest through the redemption date. The Indenture requires us to repurchase the Senior Unsecured Notes at defined prices in the event of certain asset sales and change of control events.

The fair value of the Senior Unsecured Notes is based on their quoted market value. As of September 30, 2011 and December 31, 2010, the quoted market value of the Senior Unsecured Notes was approximately 87.25% and 102.1%, respectively, of stated value.

Call and Put Options

We can redeem the Senior Unsecured Notes, in whole or in part, at defined redemption prices, plus accrued interest through the redemption date. The Indenture Agreement requires us to repurchase the Senior Unsecured Notes at defined prices in the event of certain asset sales and change of control events.

Note 8 — Commitments and Contingencies

Commitments

We have operating leases for the use of real estate and certain property and equipment which are either non-cancelable or cancelable only by the payment of penalties or cancelable upon one month’s notice. All lease payments are based on the lapse of time but include, in some cases, payments for insurance, maintenance and property taxes. There are no purchase options on operating leases at favorable terms, but most leases have one or more renewal options. Certain leases on real estate are subject to annual escalations for increases in base rents, utilities and property taxes. Lease rental expense was $35.8 million and $91.5 million during the three and nine months ended September 30, 2011, respectively. Lease rental expense was $22.9 million and $22.9 million during the three months ended October 1, 2010 and for the period from April 1, 2010 (Inception) through October 1, 2010, respectively. We have no significant long-term purchase agreements with service providers.

Contingencies

General Legal Matters

We are involved in various lawsuits and claims that have arisen in the normal course of business. In most cases, we have denied, or believe we have a basis to deny liability. Related to these matters, we have recorded reserves totaling approximately $4.2 million in “Other accrued liabilities” as of September 30, 2011. Liabilities in excess of those recorded, if any, arising from such matters may have a material effect on our results of operations, consolidated financial condition or liquidity.

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

Arising out of the litigation described in the preceding two paragraphs, on September 22, 2008, we filed a separate lawsuit against our aviation insurance carriers seeking defense and coverage of the referenced claims. On November 9, 2009, the court granted our Partial Motion for Summary Judgment regarding the duty to defend, and the carriers have paid the majority of the litigation expenses. In a related action, the carriers filed a lawsuit against us on February 5, 2009, seeking rescission of certain aviation insurance policies based on an alleged misrepresentation by us concerning the existence of certain of the lawsuits relating to the eradication of narcotic plant crops. On May 19, 2010, our aviation insurance carriers filed a complaint against us seeking reformation of previously provided insurance policies and the elimination of coverage for aerial spraying. The Company believes that the claims asserted by the insurance carriers are without merit and unlikely to result in a material effect on our results of operations or financial condition.

In November 2009, a U.S. grand jury indicted one of our subcontractors, Agility, on the Logistics Civil Augmentation Program (“LOGCAP IV”) contract, on charges of fraud and conspiracy, alleging that it overcharged the U.S. Army on $8.5 billion worth of contracts to provide food to soldiers in Iraq, Kuwait and Jordan. These allegations were in no way related to the work performed under LOGCAP IV. Effective December 16, 2009, we removed Agility as a subcontractor on the LOGCAP IV contract and terminated the work under existing task orders. In April 2010, Agility filed an arbitration demand, asserting claims for breach of a joint venture agreement, breach of fiduciary duty and unjust enrichment. Agility is seeking a declaration that it is entitled to a 30% share of the LOGCAP IV fees over the life of the contract. We believe our right to remove Agility was justified and no joint venture agreement exists between the parties. The case is currently in arbitration. We believe the case is without merit and we intend to vigorously defend against Agility’s claims, however, based on the size of the LOGCAP IV contract and Agility’s claim, a negative outcome may have a material effect on our consolidated financial position, results of operations or cash flows.

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

U.S. Government Audits

Our contracts are regularly audited by the Defense Contract Audit Agency (“DCAA”) and other government agencies. These agencies review our contract performance, cost structure and compliance with applicable laws, regulations and standards. The government also reviews the adequacy of our internal controls and policies, including our accounting, estimating, purchasing, and property systems. Any costs found to be improperly allocated or charged to a specific contract will not be reimbursed. The DCAA will in some cases issue a Form 1 representing the non-conformance of such costs or requirements as it relates to our government contracts. If the Company is unable to provide sufficient evidence of the costs in question, the costs could be suspended or disallowed which could be material to our financial statements. Government contract payments received by us for direct and indirect costs are subject to adjustment after government audit and repayment to the government if the payments exceed allowable costs as defined in the government regulations.

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

We have received several letters from the DCAA with draft audit results related to their examination of certain incurred, invoiced and collected costs on our Civilian Police program for periods ranging from April 17, 2004 through April 2, 2010. The draft audit results identified multiple issues where the DCAA has asserted certain instances of potential deviations from the explicit terms of the contract or from certain provisions of government regulations. The draft audit results apply an extrapolation methodology to estimate a potential exposure amount for the issues which when aggregated for all letters totals approximately $138.4 million. Although the extrapolated amounts would be material to our results of operations, cash flows and financial condition, we do not believe the draft audit results and resulting extrapolation are an appropriate basis to determine a range of potential exposure. We have provided responses to the DCAA for each letter, in which we have articulated our position on each issue and have attempted to answer their questions and provide clarification of the facts to resolve the issues raised. In the few instances where we believe the issues identified were valid or represent a probable contingency, we have recorded a liability for approximately $0.2 million as of September 30, 2011. There are a number of issues raised by the DCAA for which we believe the DCAA did not consider all relevant facts. We strongly believe these issues will be resolved in our favor and thus represent loss contingencies that we consider remote. For the remaining issues, we believe the DCAA did not consider certain contractual provisions and long-standing patterns of dealing with the customer. Since we cannot predict the DCAA’s acceptance of our initial responses and the ultimate outcome related to these remaining issues, we believe these items represent loss contingencies that we consider reasonably possible. At this time, we do not have a basis to estimate a range of loss for these reasonably possible contingencies. We continue to work with the DCAA to resolve any remaining questions they may have and provide clarification of the facts and circumstances surrounding the issues.

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

Note 9 — Segment Information

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

The following is a summary of the financial information of the reportable segments reconciled to the amounts reported in the consolidated financial statements:

(Amounts in thousands)	Three Months Ended September 30, 2011	Three Months Ended October 1, 2010	Nine Months Ended September 30, 2011	For The Period From April 1, 2010 (Inception) Through October 1, 2010
Revenue
Global Stabilization and Development Solutions	$589,561	$511,087	$1,763,315	$511,087
Global Platform Support Solutions	340,183	326,024	964,219	326,024
Global Linguist Solutions	89,524	147,694	314,675	147,694

Total reportable segments	$1,019,268	$984,805	$3,042,209	$984,805
Headquarters (1)	5,649	3,935	10,907	3,935
Global Linguist Solutions deconsolidation(4)	(89,524)	(147,694)	(314,675)	(147,694)

Total Revenue	$935,393	$841,046	$2,738,441	$841,046

Operating (loss) income
Global Stabilization and Development Solutions	$16,940	$18,091	$48,146	$18,091
Global Platform Support Solutions	31,873	31,071	80,651	31,071
Global Linguist Solutions	7,740	9,760	23,208	9,760

Total reportable segments	$56,553	$58,922	$152,005	$58,922
Headquarters (2)	(91,417)	(14,835)	(110,819)	(66,557)
Global Linguist Solutions deconsolidation(4)	(7,740)	(9,760)	(23,208)	(9,760)

Total operating (loss) income	$(42,604)	$34,327	$17,978	$(17,395)

Depreciation and amortization
Global Stabilization and Development Solutions	$74	$62	$205	$62
Global Platform Support Solutions	18	4	55	4
Global Linguist Solutions	—	—	—	—

Total reportable segments	$92	$66	$260	$66
Headquarters	12,163	12,279	37,969	12,279
Global Linguist Solutions deconsolidation(4)	—	—	—	—

Total depreciation and amortization (3)	$12,255	$12,345	$38,229	$12,345

(1)	Represents revenue earned on shared services arrangements for general and administrative services provided to unconsolidated joint ventures.
(2)	Headquarters operating expense primarily relate to amortization of intangible assets and other costs that are not allocated to segments and are not billable to our U.S. government customers. During the three months ended September 30, 2011 we recognized an impairment on our equity method investment in GLS. See Note 10 to the Delta Tucker Holdings, Inc. financial statements for further discussion.
(3)	Excludes amounts included in “Cost of services” of $0.4 million and $1.3 million during the three and nine months ended September 30, 2011, respectively. Excludes amounts included in “Cost of services” of $0.2 million and $0.2 million during the three months ended October 1, 2010 and for the period from April 1, 2010 (Inception) through October 1, 2010, respectively.
(4)	The Company deconsolidated Global Linguist Solutions effective July 7, 2010.

The following is a summary of the assets of the reportable segments reconciled to the amounts reported in the consolidated financial statements:

(Amounts in thousands)	As Of
	September 30, 2011	December 31, 2010
Assets
Global Stabilization and Development Solutions	$809,167	$881,093
Global Platform Support Solutions	809,690	788,586
Global Linguist Solutions	103,646	123,940

Total reportable segments	$1,722,503	$1,793,619
Headquarters (1)	499,881	593,676
Global Linguist Solutions deconsolidation(2)	(103,646)	(123,940)

Total assets	$2,118,738	$2,263,355

(1)	Assets primarily include cash, investments in unconsolidated subsidiaries, deferred income taxes, intangible assets (excluding goodwill) and deferred debt issuance cost.
(2)	The Company deconsolidated Global Linguist Solutions effective July 7, 2010.

Note 10 — Related Parties, Joint Ventures and Variable Interest Entities

Consulting Fee

The Company has a Master Consulting and Advisory Services (“COAC Agreement”) with Cerberus Operations and Advisory Company, LLC, where pursuant to the terms of the agreement, they make personnel available to us for the purpose of providing reasonably requested business advisory services. The services are priced on a case by case basis depending on the requirements of the project and agreements in pricing. We incurred $0.2 million and $1.4 million in expenses for Cerberus consulting fees during the three and nine months ended September 30, 2011, respectively. We incurred $0.4 million and $0.4 million in expenses for Cerberus consulting fees during the three months ended October 1, 2010 and for the period from April 1, 2010 (Inception) through October 1, 2010, respectively.

Variable Interest Entities

We own an interest in various active VIEs, all of which are joint ventures. These are listed as follows: (i) 40% owned Partnership for Temporary Housing LLC (“PaTH”); (ii) 45% owned Contingency Response Services LLC (“CRS”); (iii) 44% owned Babcock DynCorp Limited (“Babcock”); (iv) 51% owned Global Response Services LLC (“GRS”), (v) 51% owned Global Linguist Solutions (“GLS”); and (vi) 50% owned DynCorp International FZ-LLC (“DIFZ”). We do not encounter any significant risk through our involvement in our VIEs outside the normal course of our business including our net investment in each entity.

Many of our VIEs only perform on a single contract. The modification or termination of a contract under a VIE could trigger an impairment in the fair value of our investment in unconsolidated subsidiaries. In the aggregate, our maximum exposure to losses as a result of our investment consists of our (i) $19.1 million investment in unconsolidated subsidiaries, net of the GLS impairment disclosed below, (ii) $9.6 million in receivables from our unconsolidated joint ventures, (iii) $6.0 million note receivable from Palm Trading Investment Corp. (“Palm”) and (iv) contingent liabilities that were neither probable nor reasonably estimable as of September 30, 2011.

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

The GRS joint venture was formed in August of 2010 with one partner, for the purpose of procuring government contracts with the U.S. Navy. During the three months ended September 30, 2011, this joint venture was selected as one of four contractors for an Indefinite Delivery Indefinite Quantity (IDIQ) multiple award contract. The total potential value of the contract is $900.0 million over five years.

GLS is a joint venture formed in August 2006 with one partner for the purpose of procuring government contracts with the U.S. Army. We incur significant costs on behalf of GLS related to the normal operations of the venture. However, these costs typically support revenue billable to the customer.

GLS’ revenue was $89.5 million and $314.7 million during the three and nine months ended September 30, 2011, respectively. GLS’ revenue was $147.7 million and $147.7 million during the three months ended October 1, 2010 and for the period from April 1, 2010 (Inception) through October 1, 2010, respectively. Additionally, GLS’ operating income and net income was $7.7 million and $23.2 million during the three and nine months ended September 30, 2011, respectively. GLS’ operating income and net income was $9.8 million and $9.8 million during the three months ended October 1, 2010 and for the period from April 1, 2010 (Inception) through October 1, 2010, respectively.

On October 5, 2011, the DCAA issued GLS a Form 1 in the amount of $95.9 million which pertains to potential inconsistencies of certain contractual requirements. As a result of the Form 1, the customer informed GLS it would withhold a portion of outstanding invoices until the Form 1 is resolved.

In view of these developments, combined with the wind-down of GLS’ current task order in Iraq, the announced withdrawal of U.S. forces from that country by year-end and delays of new task orders under the DLITE contract, the Company performed an assessment and concluded that the carrying value of the GLS investment, which totaled $76.6 million as of September 30, 2011, had a loss in value that was other than temporary. We recorded an impairment of our investment as of September 30, 2011, in the amount of $76.6 million.

We own 50% of DIFZ but exercise power over activities that significantly impact DIFZ’s economic performance. We incur significant costs on behalf of DIFZ related to our normal operations. The vast majority of these costs are considered direct contract costs and thus billable on several of our contracts supported by DIFZ services. DIFZ’s assets and liabilities as of September 30, 2011 totaled $12.9 million and $9.4 million, respectively. DIFZ’s assets and liabilities as of December 31, 2010 totaled $35.9 million and $35.9 million, respectively. Additionally, DIFZ’s revenue was $122.1 million and $359.3 million during the three and nine months ended September, 2011, respectively. DIFZ’s revenue was $106.3 million and $106.3 million during the three months ended October 1, 2010 and for the period from April 1, 2010 (Inception) through October 1, 2010, respectively. These intercompany revenue and costs are eliminated in consolidation.

As of September 30, 2011, we accounted for GLS, PaTH, CRS, Babcock and GRS as equity method investments based on our share of (i) the power to direct the activities of the VIE that most significantly impact its economic performance and (ii) the obligation to absorb losses of the VIE that could potentially be significant or the right to receive benefits from the entity that could potentially be significant to the VIE. Alternatively, we consolidated DIFZ based on the abovementioned criteria. We present our share of the GLS, PaTH, CRS and GRS earnings in “Earnings from equity method investees”, within operating income, as these joint ventures are considered operationally integral. Alternatively, we present our share of the Babcock earnings in “Other income, net” as its not considered operationally integral. Current assets and total assets for our equity method investees as of September 30, 2011 totaled $142.3 million and $142.4 million, respectively. Current assets and total assets for our equity method investees as of December 31, 2010 totaled $163.7 million and $175.5 million, respectively.

Current liabilities and total liabilities for our equity method investees as of September 30, 2011 totaled $97.5 million and $98.3 million, respectively. Current liabilities and total liabilities for our equity method investees as of December 31, 2010, totaled $105.1 million $105.6 million, respectively. Revenue and net income for the equity method investees during the three months ended September 30, 2011 was $122.8 million and $9.8 million, respectively. Revenue and net income for the equity method investees during the nine months ended September 30, 2011 was $451.8 million and $29.3 million, respectively. Revenue and net income for the equity method investees during the three months ended October 1, 2010 was $179.5 million and $11.3 million, respectively. Revenue and net income for the equity method investees for the period from April 1, 2010 (Inception) through October 1, 2010 was $179.5 million and $11.3 million, respectively.

Unconsolidated Joint Ventures

Receivables due from our unconsolidated joint ventures, including GLS, totaled $9.6 million and $5.0 million as of September 30, 2011 and December 31, 2010, respectively. These receivables are a result of items purchased and services rendered by us on behalf of our unconsolidated joint ventures, including GLS. We have assessed these receivables as having minimal collection risk based on our historic experience with these joint ventures and our inherent influence through our ownership interest. The related revenue we earned from our unconsolidated joint ventures, including GLS, totaled $3.0 million and $9.6 million during the three and nine months ended September 30, 2011, respectively. The related revenue we earned from our unconsolidated joint ventures, including GLS, totaled $0.2 million and $0.2 million during the three months ended October 1, 2010 and for the period from April 1, 2010 (Inception) through October 1, 2010, respectively. Additionally, we earned $4.5 million and $15.1 million in equity method income (includes operationally integral and non-integral income) during the three and nine months ended September 30, 2011. Additionally, we earned $5.9 million and $5.9 million in equity method income (includes operationally integral and non-integral income) during the three months ended October 1, 2010 and for the period from April 1, 2010 (Inception) through October 1, 2010.

We currently hold a promissory note from Palm Trading Investment Corp, which had an aggregate initial value of $9.2 million. The note is included in (i) Prepaid expenses and other current assets and in (ii) Other assets on our unaudited condensed consolidated balance sheet for the short and long-term portions, respectively. The loan balance outstanding was $6.0 million and $6.8 million, as of September 30, 2011 and December 31, 2010, respectively, reflecting the initial value plus accrued interest, less payments against the promissory notes. The fair value of the notes receivable is not materially different from its carrying value.

Note 11 — Collaborative Arrangements

During 2008, we executed a subcontract with CH2M Hill with respect to operations on the LOGCAP IV program, which is considered a collaborative arrangement under GAAP. The purpose of this arrangement is to share some of the risks and rewards associated with this U.S. government contract. Our current share of profits is 70%.

We account for this collaborative arrangement under ASC 808 — Collaborative Arrangements and record revenue gross as the prime contractor. Expenses incurred are recorded in Cost of services in the period realized. Revenue on LOGCAP IV was $382.7 million and $1,163.3 million during the three and nine months ended September 30, 2011, respectively. Revenue on LOGCAP IV was $330.2 million and $330.2 million during the three months ended October 1, 2010 and for the period from April 1, 2010 (Inception) through October 1, 2010, respectively. Cost of services on LOGCAP IV was $361.2 million and $1,093.6 million during the three and nine months ended September 30, 2011, respectively. Cost of services on LOGCAP IV was $315.0 million and $315.0 million during the three months ended October 1, 2010 and for the period from April 1, 2010 (Inception) through October 1, 2010, respectively. Our share of the total LOGCAP IV profits was $10.0 million and $31.5 million during the three and nine months ended September 30, 2011, respectively. Our share of the total LOGCAP IV profits was $5.4 million and $5.4 million during the three months ended October 1, 2010 and for the period from April 1, 2010 (Inception) through October 1, 2010, respectively.

Note 12 — Consolidating Financial Statements of Subsidiary Guarantors

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

The following condensed consolidating financial statements present (i) the unaudited condensed consolidating statement of operations for the three months ended September 30, 2011 and October 1, 2010, (ii) the unaudited condensed consolidating statement of operations for the nine months ended September 30, 2011 and for the period from April 1, 2010 (Inception) through October 1, 2010, (iii) the unaudited condensed consolidating balance sheets as of September 30, 2011 and December 31, 2010, (iv) the unaudited condensed consolidating statement of cash flows during the nine months ended September 30, 2011 and for the period from April 1, 2010 (Inception) through October 1, 2010 and (iv) elimination entries necessary to consolidate Parent and its subsidiaries.

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

Delta Tucker Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidating Statement of Operations Information

For the Three Months Ended September 30, 2011

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$—	$1,296,170	$482,906	$(843,683)	$935,393
Cost of services	—	—	(1,208,406)	(477,137)	840,198	(845,345)
Selling, general and administrative expenses	—	—	(47,566)	(3,563)	3,485	(47,644)
Depreciation and amortization expense	—	—	(12,097)	(158)	—	(12,255)
Earnings from equity method investees	—	—	3,894	—	—	3,894
Impairment on equity method investment	—	—	(76,647)	—	—	(76,647)

Operating (loss) income	—	—	(44,652)	2,048	—	(42,604)
Interest expense	—	(22,754)	(82)	—	—	(22,836)
Loss on early extinguishment of debt	—	—	—	—	—	—
Interest Income	—	—	27	2	—	29
Equity in income of consolidated subsidiaries, net of taxes	(41,628)	(25,946)	1,124	—	66,450	—
Other income, net	—	—	653	32	—	685

(Loss) income before taxes	(41,628)	(48,700)	(42,930)	2,082	66,450	(64,726)
Benefit (provision) for income taxes	—	7,072	16,984	(178)	—	23,878

Net (loss) income	(41,628)	(41,628)	(25,946)	1,904	66,450	(40,848)
Noncontrolling interest	—	—	—	(780)	—	(780)

Net (loss) income attributable to Delta Tucker Holdings, Inc.	$(41,628)	$(41,628)	$(25,946)	$1,124	$66,450	$(41,628)

Delta Tucker Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidating Statement of Operations Information

For the Three Months Ended October 1, 2010

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$—	$841,686	$114,930	$(115,570)	$841,046
Cost of services	—	—	(761,321)	(110,078)	112,373	(759,026)
Selling, general and administrative expenses	—	—	(40,341)	(3,285)	3,152	(40,474)
Depreciation and amortization expense	—	—	(12,193)	(152)	—	(12,345)
Earnings from equity method investees	—	—	5,126	—	—	5,126

Operating income	—	—	32,957	1,415	(45)	34,327
Interest expense	—	(22,783)	374	—	—	(22,409)
Loss on early extinguishment of debt	—	—	—	—	—	—
Equity in income of consolidated subsidiaries, net of taxes	6,851	25,100	897	—	(32,848)	—
Other income, net	—	—	487	210	45	742

Income (loss) before income taxes	6,851	2,317	34,715	1,625	(32,848)	12,660
Benefit (provision) for income taxes	—	4,534	(9,615)	(174)	—	(5,255)

Net income (loss)	6,851	6,851	25,100	1,451	(32,848)	7,405
Noncontrolling interest	—	—	—	(554)	—	(554)

Net income (loss) attributable to Delta Tucker Holdings, Inc.	$6,851	$6,851	$25,100	897	$(32,848)	$6,851

Delta Tucker Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidating Statement of Operations Information

For the Nine Months Ended September 30, 2011

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$—	$3,102,635	$742,142	$(1,106,336)	$2,738,441
Cost of services	—	—	(2,871,502)	(725,530)	1,096,620	(2,500,412)
Selling, general and administrative expenses	—	—	(116,663)	(10,058)	9,716	(117,005)
Depreciation and amortization expense	—	—	(37,751)	(478)	—	(38,229)
Earnings from equity method investees	—	—	11,830	—	—	11,830
Impairment on equity method investment	—	—	(76,647)	—	—	(76,647)

Operating income	—	—	11,902	6,076	—	17,978
Interest expense	—	(69,309)	(228)	—	—	(69,537)
Loss on early extinguishment of debt	—	(2,397)	—	—	—	(2,397)
Equity in income of consolidated subsidiaries, net of taxes	(33,394)	12,283	3,190	—	17,921	—
Interest income	—	—	166	2	—	168
Other income, net	—	—	4,792	—	—	4,792

(Loss) income before income taxes	(33,394)	(59,423)	19,822	6,078	17,921	(48,996)
Benefit (provision) for income taxes	—	26,029	(7,539)	(703)	—	17,787

Net (loss) income	(33,394)	(33,394)	12,283	5,375	17,921	(31,209)
Noncontrolling interest	—	—	—	(2,185)	—	(2,185)

Net (loss) income attributable to Delta Tucker Holdings, Inc.	$(33,394)	$(33,394)	$12,283	$3,190	$17,921	$(33,394)

Delta Tucker Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidating Statement of Operations Information

For The Period From April 1, 2010 (Inception) Through October 1, 2010

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$—	$841,686	$114,930	$(115,570)	$841,046
Cost of services	—	—	(761,321)	(110,078)	112,373	(759,026)
Selling, general and administrative expenses	—	—	(40,341)	(3,285)	3,152	(40,474)
Merger expenses incurred by Delta Tucker Holdings, Inc.	(51,722)	—	—	—	—	(51,722)
Depreciation and amortization expense	—		(12,193)	(152)	—	(12,345)
Earnings from equity method investees	—	—	5,126	—	—	5,126

Operating (loss) income	(51,722)	—	32,957	1,415	(45)	(17,395)
Interest expense	—	(22,783)	374	—	—	(22,409)
Bridge commitment fee	(7,963)	—	—	—	—	(7,963)
Equity in income of consolidated subsidiaries, net of taxes	6,851	25,100	897	—	(32,848)	—
Other income, net	—	—	487	210	45	742

(Loss) income before income taxes	(52,834)	2,317	34,715	1,625	(32,848)	(47,025)
(Provision) benefit for income taxes	14,599	4,534	(9,615)	(174)	—	9,344

Net (loss) income	(38,235)	6,851	25,100	1,451	(32,848)	(37,681)
Noncontrolling interest	—	—	—	(554)	—	(554)

Net (loss) income attributable to Delta Tucker Holdings, Inc.	$(38,235)	$6,851	$25,100	$897	$(32,848)	$(38,235)

Delta Tucker Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidating Balance Sheet Information

September 30, 2011

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated

	ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$78,905	$6,553	$—	$85,458
Restricted cash	—	—	14,847	—	—	14,847
Accounts receivable, net	—	—	790,190	6,050	(10,681)	785,559
Intercompany receivables	—	—	106,464	21,222	(127,686)	—
Prepaid expenses and other current assets	6,167	—	90,609	618	309	97,703

Total current assets	6,167	—	1,081,015	34,443	(138,058)	983,567
Property and equipment, net	—	—	23,127	831	—	23,958
Goodwill	—	—	646,972	32,399	—	679,371
Tradenames, net	—	—	43,705	—	—	43,705
Other intangibles, net	—	—	319,740	2,062	—	321,802
Investment in subsidiaries	520,663	1,507,134	36,310	—	(2,064,107)	—
Other assets, net	8,432	39,616	18,220	—	67	66,335

Total assets	$535,262	$1,546,750	$2,169,089	$69,735	$(2,202,098)	$2,118,738

	LIABILITIES & EQUITY
Current liabilities:
Current portion of long-term debt	$—	$5,212	$—	$—	$—	$5,212
Accounts payable	—	—	279,278	1,832	(4,286)	276,824
Accrued payroll and employee costs	—	—	99,860	17,437	—	117,297
Intercompany payables	55,334	43,068	21,756	7,528	(127,686)	—
Other accrued liabilities	—	12,050	216,640	6,197	(5,712)	229,175
Income taxes payable	—	—	—	431	(307)	124

Total current liabilities	55,334	60,330	617,534	33,425	(137,991)	628,632
Long-term debt, less current portion	—	965,757	637	—	—	966,394
Other long-term liabilities	—	—	39,038	—	—	39,038
Equity	479,928	520,663	1,507,134	36,310	(2,064,107)	479,928
Noncontrolling interests	—	—	4,746	—	—	4,746

Total liabilities and equity	$535,262	$1,546,750	$2,169,089	$69,735	$(2,202,098)	$2,118,738

Delta Tucker Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidating Balance Sheet Information

December 31, 2010

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated

	ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$46,106	$6,431	$—	$52,537
Restricted cash	—	—	9,342	—	—	9,342
Accounts receivable, net	—	—	780,524	5,211	(3,640)	782,095
Intercompany receivables	—	—	74,169	33,268	(107,437)	—
Prepaid expenses and other current assets	6,167	—	143,337	616	493	150,613

Total current assets	6,167	—	1,053,478	45,526	(110,584)	994,587
Property and equipment, net	—	—	25,553	944	—	26,497
Goodwill	—	—	646,972	32,399	—	679,371
Tradenames, net	—	—	43,839	—	—	43,839
Other intangibles, net	—	—	352,744	2,385	—	355,129
Investment in subsidiaries	558,060	1,566,557	35,516	—	(2,160,133)	—
Other assets, net	8,432	45,246	110,254	—	—	163,932

Total assets	$572,659	$1,611,803	$2,268,356	$81,254	$(2,270,717)	$2,263,355

	LIABILITIES & EQUITY
Current liabilities:
Current portion of long-term debt	$—	$5,700	$—	$—	$—	$5,700
Accounts payable	—	—	299,583	1,385	(3,147)	297,821
Accrued payroll and employee costs	—	—	69,417	29,878	—	99,295
Intercompany payables	59,684	7,227	33,393	7,133	(107,437)	—
Other accrued liabilities	—	22,941	208,427	7,217	—	238,585
Income taxes payable	—	—	3,346	125	—	3,471

Total current liabilities	59,684	35,868	614,166	45,738	(110,584)	644,872
Long-term debt, less current portion	—	1,017,875	637	—	—	1,018,512
Other long-term liabilities	—	—	82,645	—	—	82,645
Equity	512,975	558,060	1,566,557	35,516	(2,160,133)	512,975
Noncontrolling interests	—	—	4,351	—	—	4,351

Total liabilities and equity	$572,659	$1,611,803	$2,268,356	$81,254	$(2,270,717)	$2,263,355

Delta Tucker Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidating Statement of Cash Flow Information

For the Nine Months Ended September 30, 2011

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$4,350	$16,765	$54,423	$(8,884)	$(2,290)	$64,364

Cash flows from investing activities:
Purchase of property and equipment	—	—	(4,143)	—	—	(4,143)
Return of capital from equity method investees	—	—	9,147	—	—	9,147
Net transfers from/(to) Parent	—	—	—	12,441	(12,441)	—

Net cash provided by (used in) investing activities	—	—	5,004	12,441	(12,441)	5,004
Cash flows from financing activities:
Borrowings on long-term debt	—	214,300	—	—	—	214,300
Payments on long-term debt	—	(266,906)	—	—	—	(266,906)
Net transfers (to)/from Parent/subsidiary	(4,350)	35,841	(43,932)	—	12,441	—
Payments of dividends to Parent	—	—	—	(3,435)	2,290	(1,145)
Other financing activities	—	—	17,304	—	—	17,304

Net cash (used in) provided by financing activities	(4,350)	(16,765)	(26,628)	(3,435)	14,731	(36,447)
Net increase (decrease) in cash and cash equivalents	—	—	32,799	122	—	32,921
Cash and cash equivalents, beginning of period	—	—	46,106	6,431	—	52,537

Cash and cash equivalents, end of period	$—	$—	$78,905	$6,553	$—	$85,458

Delta Tucker Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidating Statement of Cash Flow Information

For The Period From April 1, 2010 (Inception) Through October 1, 2010

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(59,684)	$(19,806)	$42,242	$(33,720)	$(1,576)	$(72,544)

Cash flows from investing activities:
Purchase of property and equipment	—	—	(5,190)	—	—	(5,190)
Merger consideration for shares	—	(1,004,892)	135,849	—	—	(869,043)
Deconsolidation of GLS	—	—	(938)	—	—	(938)
Payments received from GLS on note receivable	—	—	138,001	—	—	138,001
Disbursements made to GLS on note receivable	—	—	(150,198)	—	—	(150,198)
Return of capital from equity method investees	—	—	—	—	—	—
Net transfers from/(to) Parent	—	—	—	40,777	(40,777)	—

Net cash (used in) provided by investing activities	—	(1,004,892)	117,524	40,777	(40,777)	(887,368)
Cash flows from financing activities:
Borrowings on long-term debt	—	1,296,900	—	—	—	1,296,900
Payments on long-term debt	—	(819,143)	—	—	—	(819,143)
Equity Contribution from affiliates of Cerberus	—	550,927	—	—	—	550,927
Net transfers from/(to) Parent/subsidiary	59,684	(3,986)	(96,475)	—	40,777	—
Payments of dividends to Parent	—	—	—	(2,364)	1,576	(788)
Other financing activities	—	—	(45,055)	—	—	(45,055)

Net cash provided by (used in) financing activities	59,684	1,024,698	(141,530)	(2,364)	42,353	982,841
Net increase in cash and cash equivalents	—	—	18,236	4,693	—	22,929
Cash and cash equivalents, beginning of period	—	—	—	—	—	—

Cash and cash equivalents, end of period	$—	$—	$18,236	$4,693	$—	$22,929

Note 13 — Subsequent Events

We evaluated subsequent events that occurred after the period end date through the date the financial statements were issued. We concluded that no subsequent events have occurred that require recognition or disclosure in our financial statements during the three and nine months ended September 30, 2011, except as follows:

In October 2011, we made a principal prepayment of $48.7 million on our Senior Credit Facility. There were no penalties associated with the prepayment; however, a non-cash write-off of deferred debt issuance costs will be recorded in the fourth quarter.

DYNCORP INTERNATIONAL INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Amounts in thousands)	Three Months Ended July 2, 2010	Six Months Ended July 2, 2010
Revenue	$944,713	$1,998,504
Cost of services	(856,974)	(1,830,793)
Selling, general and administrative expenses	(38,513)	(57,822)
Depreciation and amortization expense	(10,263)	(20,989)

Operating income	38,963	88,900
Interest expense	(12,585)	(26,279)
Interest income	51	84
Other income, net	658	2,445

Income before income taxes	27,087	65,150
Provision for income taxes	(9,279)	(21,946)

Net income	17,808	43,204
Noncontrolling interests	(5,004)	(10,932)

Net income attributable to DynCorp International, Inc.	$12,804	$32,272

See notes to unaudited condensed consolidated financial statements.

DYNCORP INTERNATIONAL INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Amounts in thousands)	Six Months Ended July 2, 2010
Cash flows from operating activities
Net income	$43,204
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,366
Loss on early extinguishment of debt, net	1,426
Excess tax benefits from equity based compensation	(55)
Amortization of deferred loan costs	1,926
Allowance for losses on accounts receivable	69
Earnings from equity method investees	(2,051)
Distributions from affiliates	1,263
Deferred income taxes	13,016
Equity-based compensation	3,845
Changes in assets and liabilities:
Restricted cash	16,307
Accounts receivable	(63,658)
Prepaid expenses and other current assets	(992)
Accounts payable and accrued liabilities	62,388
Income taxes payable	(1,437)

Net cash provided by operating activities	96,617
Cash flows from investing activities
Cash paid for acquisitions, net of cash acquired	(4,984)
Purchase of property and equipment, net	(3,314)
Purchase of computer software	(6,161)

Net cash used in investing activities	(14,459)
Cash flows from financing activities
Borrowings on long-term debt	227,600
Payments on long-term debt	(227,600)
Payments under other financing arrangements	(2,011)
Excess tax benefits from equity-based compensation	55
Payments of dividends to noncontrolling interests	(11,435)

Net cash used in financing activities	(13,391)

Net increase in cash and cash equivalents	68,767
Cash and cash equivalents, beginning of period	67,082

Cash and cash equivalents, end of period	$135,849

Income taxes paid, net	$8,278
Interest paid	$24,902

See notes to unaudited condensed consolidated financial statements.

DYNCORP INTERNATIONAL INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF EQUITY

Six Months ended July 2, 2010

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive (Loss) Income	Total Equity Attributable to DynCorp International, Inc.	Noncontrolling Interests	Total Equity
	(Amounts in thousands)
Balance at January 1, 2010	56,307	$570	$367,228	$200,240	$(8,948)	$(2,090)	$557,000	$6,325	$563,325
Comprehensive income (loss):
Net income	—	—	—	43,204	—	—	43,204	—	43,204
Interest rate swap, net of tax	—	—	—	—	—	1,976	1,976	—	1,976
Currency translation adjustment, net of tax	—	—	—	—	—	(614)	(614)	—	(614

Comprehensive income	—	—	—	43,204	—	1,362	44,566	—	44,566
Noncontrolling interests	—	—	—	(10,932)	—	—	(10,932)	—	(10,932)

Comprehensive income attributable DynCorp International Inc.	—	—	—	32,272	—	1,362	33,634	—	33,634
Net income and comprehensive income attributable to noncontrolling interests	—	—	—	—	—	—	—	10,932	10,932
DIFZ financing, net of tax			210	—	—	—	210	—	210
Treasury shares issued to settle RSU liability	1	—	126	—	251	—	377	—	377
Equity-based compensation	—	—	141	—	—	—	141	—	141
Tax benefit associated with equity-based compensation	—	—	55	—	—	—	55	—	55
Dividends declared to noncontrolling interests	—	—	—	—	—	—	—	(12,315)	(12,315)

Balance at July 2, 2010	56,308	$570	$367,760	$232,512	$(8,697)	$(728)	$591,417	$4,942	$596,359

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

Note 3 — Income Taxes

The provision for income taxes consists of the following:

(Amounts in thousands)	Three Months Ended July 2, 2010	Six Months Ended July 2, 2010
Current portion:
Federal	$(138)	$7,446
State	278	477

Foreign	494	990

	634	8,913
Deferred portion:
Federal	8,421	12,790
State	218	235

Foreign	6	8

	8,645	13,033

Provision for income taxes	$9,279	$21,946

A reconciliation of the statutory federal income tax rate to our effective rate is provided below:

	Three Months Ended July 2, 2010	Six Months Ended July 2, 2010
Statutory rate	35.0%	35.0%
State income tax, less effect of federal deduction	1.4%	0.9%
Noncontrolling interests	(6.0)%	(5.7)%
Other	3.9%	3.5%

Effective tax rate	34.3%	33.7%

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

U.S. Government Audits

Our contracts are regularly audited by the Defense Contract Audit Agency (“DCAA”) and other government agencies. These agencies review our contract performance, cost structure and compliance with applicable laws, regulations and standards. The government also reviews the adequacy of our internal controls and policies, including our accounting, estimating, purchasing, and property systems. Any costs found to be improperly allocated or charged to a specific contract will not be reimbursed. The DCAA will in some cases issue a Form 1 representing the non-conformance of such costs or requirements as it relates to our government contracts. If the Company is unable to provide sufficient evidence of the costs in question, the costs could be suspended or disallowed which could be material to our financial statements. Government contract payments received by us for direct and indirect costs are subject to adjustment after government audit and repayment to the government if the payments exceed allowable costs as defined in the government regulations.

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

During the three months ended July 2, 2010, we had no activity associated with derivatives. During the three and six months ended July 2, 2010, we paid $1.6 million and $4.0 million in net settlements and incurred $1.1 million and $3.1 million of expenses, which was recorded to interest expense.

Note 7 — Equity-Based Compensation

In accordance with ASC 718 — Compensation-Stock Compensation, we recognized compensation expense related to Restricted Stock Units (“RSUs”) on a graded schedule over the requisite service period, net of estimated forfeitures. Under this method, we recorded equity-based compensation expense of $3.5 million and $3.9 million during the three and six months ended July 2, 2010. As of July 2, 2010, we had provided equity-based compensation through the granting of Class B interests in DIV Holding LLC, and the granting of RSUs under our 2007 Omnibus Incentive Plan (the “2007 Plan”).

Class B Equity

During the three and six months ended July 2, 2010, we had no new grants or forfeiture events. Consequently, the three months and six ended July 2, 2010 expense recognized for Class B activity was the result of the quarterly amortization from the graded vesting schedule.

A summary of Class B activity during the three months ended July 2, 2010 is as follows:

	% Interest in DIV Holding	Grant Date Fair Value
		(Amounts in thousands)
Balance January 1, 2010	4.6%	$9,315
Grants	0.0%	—
Forfeitures	0.0%	—

Balance April 2, 2010	4.6%	$9,315
Grants	0.0%	—
Forfeitures	0.0%	—

Balance July 2, 2010	4.6%	$9,315

January 1, 2010 vested	4.0%	$7,899
Vesting	0.3%	348

April 2, 2010 vested	4.3%	$8,247
Vesting	0.0%	173
July 2, 2010 vested	4.3%	$8,420
July 2, 2010 nonvested	0.3%	$895

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

During the six months ended July 2, 2010, 207,309 shares were granted, 200,001 were service-based RSUs and 7,308 were performance-based RSUs, to certain key employees. The performance based RSU awards were tied to our financial performance, specifically fiscal year 2011 EBITDA (earnings before interest, taxes, depreciation and amortization), and cliff vest upon achievement of this target. The payouts were scaled based on actual performance results with a potential payout range of 50% to 150%. 14,706 service-based RSUs were granted to Board members during six months ended July 2, 2010. These awards vest within one year of grant, but include a post-vesting restriction of six months after the applicable directors’ Board service ends.

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

Note 8 — Related Parties, Joint Ventures and Variable Interest Entities

Management Fee

We historically paid Veritas, an annual management fee of $0.3 million plus expenses to provide us with general business management, financial, strategic and consulting services. We paid $0.1 million and $0.2 million to Veritas during the three and six months ended July 2, 2010, respectively. Our obligation to pay this fee was terminated on July 7, 2010 due to the change of control resulting from the Merger.

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

GLS is a joint venture formed in August 2006 with one partner, for the purpose of procuring government contracts with the U.S. Army. We incur significant costs on behalf of GLS related to the normal operations of the venture. However, these costs typically support revenue billable to our customer. GLS revenue was $149.3 million and $309.1 million during the three and six months ended July 2, 2010, respectively.

In July 2008 Palm Trading Investment Corp. (“Palm”) purchased a 50% interest in DIFZ. After the sale, we remained as primary customer allowing the Company to exert power over significant activities. Also, we absorb the majority of expected losses or gains from the venture, based on the terms of the sale agreement. Thus, we concluded that we were the primary beneficiary.

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

We accounted for PaTH, CRS and Babcock as equity method investments based on our share of (i) the power to direct the activities of the VIE that most significantly impact its economic performance and (ii) the obligation to absorb losses of the VIE that could potentially be significant or the right to receive benefits from the entity that could potentially be significant to the VIE. Alternatively, we consolidated DIFZ based on the abovementioned criteria. We present our share of the PaTH, CRS and Babcock earnings in “Other Income, net.” Revenue for the equity method investees during the three and six months ended July 2, 2010 was $37.3 million and $89.9 million, respectively. Net income for the equity method investees during the three and six months ended July 2, 2010 was $1.1 million and $3.2 million, respectively.

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

Joint Ventures

Amounts due from our unconsolidated joint ventures totaled $10.6 million as of July 2, 2010. These receivables are a result of items purchased and services rendered by us on behalf of our unconsolidated joint ventures. We have assessed these receivables as having minimal collection risk based on our historic experience with these joint ventures and our inherent influence through our ownership interest. The change in these receivables from January 1, 2010 to July 2, 2010 resulted in operating cash provided during the six months ended July 2, 2010 of approximately $5.4 million. The related revenue we earned from our unconsolidated joint ventures totaled $5.4 million and $7.8 million during the three and six months ended July 2, 2010, respectively. Additionally, we earned $0.7 million and $2.0 million in equity method income during the three and six months ended July 2, 2010, respectively.

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

Note 11 — Acquisition

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

Note 12 — Segment Information

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

The following is a summary of the financial information of the reportable segments reconciled to the amounts reported in the consolidated financial statements:

(Amounts in thousands)	Three Months Ended July 2, 2010	Six Months Ended July 2, 2010
Revenue
Global Stabilization and Development Solutions	$478,239	$1,032,852
Global Platform Support Solutions	317,471	657,125
Global Linguist Solutions	149,254	309,062

Total reportable segments	944,964	1,999,039
Headquarters —Elimination(1)	(251)	(535)

Total revenue	$944,713	$1,998,504

Operating income
Global Stabilization and Development Solutions	$22,170	$48,216
Global Platform Support Solutions	21,290	47,794
Global Linguist Solutions	9,073	19,779

Total reportable segments	52,533	115,789
Headquarters (2)	(13,570)	(26,889)

Total operating income	$38,963	$88,900

Depreciation and amortization
Global Stabilization and Development Solutions	$80	$215
Global Platform Support Solutions	4	—
Global Linguist Solutions	—	—

Total reportable segments	84	215
Headquarters	10,179	20,774

Total depreciation and amortization (3)	$10,263	$20,989

(1)	Primarily represents eliminations of intercompany revenue earned between segments and revenue recorded to Headquarters for the release of reserves associated with a government cost audit.
(2)	Headquarters operating expense primarily relate to amortization of intangible assets and other costs that are not allocated to segments and are not billable to our U.S. government customers.
(3)	Excludes amounts included in Cost of services of $0.3 million and $0.4 million during the three and six months ended July 2, 2010, respectively.

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

The Issuer, the combined 100% owned subsidiary guarantors and the combined subsidiary non-guarantors account for their investments in subsidiaries using the equity method of accounting; therefore, the Issuer column reflects the equity income of its subsidiary guarantors, and subsidiary non-guarantors. Additionally, the subsidiary guarantors’ column reflects the equity income of its subsidiary non-guarantors.

DynCorp International Inc. and Subsidiaries

Condensed Consolidating Statement of Operations Information

For the Three Months ended July 2, 2010

(Amounts in thousands)	Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$795,965	$253,082	$(104,334)	$944,713

Cost of services	—	(722,112)	(237,182)	102,320	(856,974)
Selling, general and administrative expenses	—	(35,521)	(5,006)	2,014	(38,513)
Depreciation and amortization expense	—	(10,249)	(14)	—	(10,263)

Operating income	—	28,083	10,880	—	38,963

Interest expense	—	(12,585)	(459)	459	(12,585)
Equity in income of consolidated subsidiaries, net of taxes	12,804	5,264	—	(18,068)	—
Interest income		510	—	(459)	51

Other income, net	—	611	47	—	658

Income/(loss) before income taxes	12,804	21,883	10,468	(18,068)	27,087
Provision for income taxes	—	(9,079)	(200)	—	(9,279)

Net income/(loss)	12,804	12,804	10,268	(18,068)	17,808
Noncontrolling interests	—	—	(5,004)	—	(5,004)

Net income/(loss) attributable to DynCorp International Inc.	$12,804	$12,804	$5,264	$(18,068)	$12,804

DynCorp International Inc. and Subsidiaries

Condensed Consolidating Statement of Operations Information

For the Six Months ended July 2, 2010

(Amounts in thousands)	Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$1,695,657	$530,336	$(227,489)	$1,998,504

Cost of services	—	(1,556,993)	(496,256)	222,456	(1,830,793)
Selling, general and administrative expenses	—	(52,953)	(9,902)	5,033	(57,822)
Depreciation and amortization expense	—	(20,959)	(30)	—	(20,989)

Operating income	—	64,752	24,148	—	88,900

Interest expense	—	(26,279)	(938)	938	(26,279)
Equity in income of consolidated subsidiaries, net of taxes	32,272	11,834	—	(44,106)	—

Interest Income	—	1,023	(1)	(938)	84

Other income, net	—	2,402	43	—	2,445

Income/(loss) before income taxes	32,272	53,732	23,252	(44,106)	65,150
Provision for income taxes	—	(21,460)	(486)	—	(21,946)

Net income/(loss)	32,272	32,272	22,766	(44,106)	43,204

Noncontrolling interests	—	—	(10,932)	—	(10,932)

Net income/(loss) attributable to DynCorp International Inc.	$32,272	$32,272	$11,834	$(44,106)	$32,272

DynCorp International Inc. and Subsidiaries

Condensed Consolidating Statement of Cash Flow Information

For the Six Months ended July 2, 2010

(Amounts in thousands)	Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$—	$36,447	$72,916	$(12,746)	$96,617

Cash flows from investing activities:
Purchase of property and equipment	—	(9,475)	—	—	(9,475)
Cash paid for acquisition, net of cash acquired	—	(4,984)	—	—	(4,984)
Net transfers to/(from) Parent	—	—	(51,373)	51,373	—
Other investing cashflows	—	—	—		—

Net cash (used in) provided by investing activities	—	(14,459)	(51,373)	51,373	(14,459)
Cash flows from financing activities:
Borrowings on long-term debt	—	227,600	—	—	227,600
Payments on long-term debt	—	(227,600)	—	—	(227,600)
Net transfers from/(to) Parent	—	51,373	—	(51,373)	—
Payment of dividends to Parent	—	—	(24,181)	12,746	(11,435)
Other financing activities	—	(1,956)	—	—	(1,956)

Net cash provided by (used in) financing activities	—	49,417	(24,181)	(38,627)	(13,391)
Net increase (decrease) in cash and cash equivalents	—	71,405	(2,638)	—	68,767
Cash and cash equivalents, beginning of period	—	59,538	7,544	—	67,082

Cash and cash equivalents, end of period	$—	$130,943	$4,906	$—	$135,849

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

DYNCORP INTERNATIONAL INC.

STATEMENT OF OPERATIONS

	Six Months Ended
	July 2, 2010
(Amounts in thousands)	As Reported	Adjustments	As Restated
Revenue	$2,011,246	$(12,742)	$1,998,504
Cost of services	(1,834,418)	3,625	(1,830,793)
Selling, general and administrative expenses	(57,822)	—	(57,822)
Depreciation and amortization expense	(20,989)	—	(20,989)

Operating income	98,017	(9,117)	88,900
Interest expense	(26,372)	93	(26,279)
Earnings from affiliates	709	(276)	433
Interest income	84	—	84
Other income, net	2,559	(547)	2,012

Income before income taxes	74,997	(9,847)	65,150
Provision for income taxes	(25,488)	3,542	(21,946)

Net income	49,509	(6,305)	43,204

Noncontrolling interests	(10,932)	—	(10,932)

Net income attributable to DynCorp International Inc.	$38,577	$(6,305)	$32,272

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

Note 15 — Subsequent Events

We evaluated subsequent events that occurred after the period end date through date the financial statements were available to be issued. We concluded that no subsequent events occurred that require recognition in our financial statements for the three and six months ended July 2, 2010. However, the following items merit disclosure:

Completion of Planned Merger

On July 7, 2010, the planned Merger with affiliates of Cerberus was completed. In connection with the Merger, substantially all of the outstanding pre-merger debt was extinguished. Additionally, we issued a new Senior Credit Facility and new Senior Unsecured Notes.

In connection with the closing of the Merger, we notified the New York Stock Exchange (the —NYSE) on July 7, 2010 that, at the effective time of the Merger, each share of Common Stock issued and outstanding immediately before the effective time of the Merger was canceled and automatically converted into the right to receive the per share merger consideration and (ii) requested the NYSE to file with the SEC an application on Form 25 to deregister the Common Stock under Section 12(b) of the Securities Exchange Act of 1934, as amended. As a result of the Merger and such notification and request, the last day of trading of our Common Stock on the NYSE was July 7, 2010.

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

Business Area Team (“BAT”)

We group the various programs within our three operating segments into BATs to manage, review and assess our business performance. Our three operating segments consist of Global Stabilization and Development Solutions (“GSDS”), Global Platform Support Solutions (“GPSS”) and Global Linguist Solutions (“GLS”). Our GPSS operating segment provides services domestically and in foreign countries under contracts with the U.S. government and some foreign customers, whereas our GSDS and GLS operating segments primarily provide services in foreign countries with the U.S. government as the primary customer. All three segments operate principally within a regulatory environment subject to governmental contracting and accounting requirements, including Federal Acquisition Regulations, Cost Accounting Standards and audits by various U.S. federal agencies.

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

Air Operations — This BAT provides foreign assistance programs to help foreign governments improve their ability to develop and implement national strategies and programs to prevent the production, trafficking, and abuse of illicit drugs. International Narcotics and Law Enforcement (“INL”) Air Wing program is the most significant program in our Air Operations BAT. The INL Air Wing program supports governments in multiple Latin American countries and provides support and assistance with interdiction services in Afghanistan. Also, this program provides intra-theater transportation services for DoS personnel throughout Iraq and Afghanistan.

Operations and Maintenance — This BAT provides maintenance, base operations support, engineering, supply and logistics, marine maintenance services and program management services primarily for ground vehicles, support equipment, pre-positioned war reserve materials, facilities, and contingency response on a worldwide basis. This includes the services we provide under key BAT contracts such as the Mine Resistant Ambush Protected Vehicles Logistics Support (“MRAP”) contract and the War Reserve Material contract. These services are provided to U.S. government agencies in both domestic and foreign locations, foreign government entities and commercial customers.

Global Linguist Solutions

GLS is a joint venture between DynCorp International LLC and McNeil Technologies (“McNeil”), in which we have a 51% ownership interest. GLS historically has had no other operations outside of performance on the Intelligence and Security Command (“INSCOM”) contract, which began services in 2008. Recently GLS was selected as one of six providers that will compete for task orders on the $9.7 billion Defense Language Interpretation Translation Enterprise (“DLITE”) contract. All of our current INSCOM task orders are cost-reimbursement with an award fee. Our GLS operating segment is comprised of a single BAT, Linguistics & Translation. During the three months ended September 30, 2011, we performed an assessment and concluded that the carrying value of the GLS investment, which totaled $76.6 million as of September 30, 2011, had a loss in value that was other than temporary. We recorded an impairment of our investment, which included $63.9 million, recorded in acquisition accounting at the merger date and $12.7 million, of capital contributions. See Note 10 of the Delta Tucker Holdings, Inc. financial statements and “— Current Operating Conditions and Outlook” for further discussion.

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

CURRENT OPERATING CONDITIONS AND OUTLOOK

On October 21, 2011, President Obama announced the end of the war in Iraq. The troops are expected to return home, with the exception of 150 troops, by December 31, 2011. Our GLS BAT has provided recruitment, deployment and on-site management of interpreters and translators in support of the U.S. Army and other commands, combined forces and joint elements that together created the Operation Iraqi Freedom (“OIF”) mission and other U.S. government agencies supporting the OIF mission. With the announcement of the end of the war in Iraq and the expected withdrawal of the troops, the future for GLS is uncertain. Additionally, as discussed in Note 10 in the Delta Tucker Holdings, Inc. unaudited condensed consolidated financial statements, the DCAA issued GLS a Form 1 in the amount of $95.9 million which pertains to potential inconsistencies of certain contractual requirements for the fiscal year ended April 3, 2009. As a result of the Form 1, the customer informed GLS it would withhold a portion of outstanding invoices until the Form 1 is resolved. GLS does not agree with the DCAA’s findings and is currently working with the DCAA and its customer to provide clarification and resolve this matter. It is uncertain if these recent events will impact GLS’ ability to successfully win task orders under the DLITE contract recently won with the Department of the Army. In view of these developments, we performed an assessment and concluded that the carrying value of the GLS investment, which totaled $76.6 million as of September 30, 2011, had a loss in value that was other than temporary. We recorded an impairment of our investment as of September 30, 2011, in the amount of $76.6 million. We will continue to monitor our GLS business for the remainder of the year and assess the status in the fourth quarter.

Notable Events for the Nine Months Ended September 30, 2011.

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

•

In March of 2011, we realigned and eliminated certain positions in order to improve the structure of our company. This triggered severance expense of $1.7 million. This realignment resulted in lower consolidated labor related SG&A expenses.

•

In January 2011, we terminated certain legacy Phoenix employees. This accelerated certain retention bonus expenses previously being amortized over thirty-six months, resulting in $3.1 million of retention bonus expenses incurred during the three months ended April 1, 2011. This was a non-cash expense funded through a Phoenix acquisition related escrow account.

•

In February 2011, we sent termination notices to approximately 36 employees working in Germany on the CFT program. This resulted in us incurring approximately $2.2 million of severance costs, which was recorded in “Cost of services.”

•	In February 2011, we were notified that the Iraqi based portion of the Civilian Police (“CivPol”) contract was extended until March 2012.

•

In February 2011, we were awarded a contract through our subsidiary, Casals & Associates, in Timor Leste to support anti-corruption efforts. The 36 month contract has an estimated revenue value of up to $6.9 million.

•

In March 2011, we were notified that we lost the Life Cycle Support Services (“LCCS”) Navy contract. This caused us to revalue certain inventory at its open market value, which resulted in a $1.9 million write down of inventory in Cost of sales. We also reclassified the remaining carrying value of $2.8 million of assets held for sale.

•

In March 2011, we made a $50.0 million payment on our term loan. This included the scheduled quarterly $1.4 million payment as well as $48.6 million of additional principal. This caused the acceleration of unamortized deferred financing fees of $2.4 million, which was recorded as Loss on extinguishment of debt.

•

In March 2011, we entered into an agreement to sell two MD 530F Helicopters totaling $1.6 million. We also wrote down the remaining value of the helicopter inventory by $0.6 million in line with the pending sales price during the first quarter of calendar year 2011. This sale closed in May 2011.

•

In March 2011, we received our second LOGCAP IV Award Fee determination related to the Afghanistan operations. This award fee covered definitized costs from August 1, 2010 through January 31, 2011 and was higher than our previous award fee score. Revenue of $29.4 million and $43.5 million was recorded for the three and six months ended July 1, 2011, respectively as a result of the award fee score.

•

In May 2011, the Company was selected by the DoS Bureau of International Narcotics and Law Enforcement Affairs as one of five providers on the Criminal Justice Program Support (“CJPS”) contract. The contract is an Indefinite Delivery Indefinite Quantity (“IDIQ”) contract with a one year base and four option years with a total potential value of $10 billion across all providers.

•

In May and June of 2011, we were awarded four new task orders by the U.S. Air Force under the Air Force Contract Augmentation Program (“AFCAP III”). The task orders with a one year base and one option year has a revenue potential of $48.5 million.

•

On July 1, 2011, GLS was awarded, by the Department of the Army, a multiple-award IDIQ contract. GLS will be one of six providers that will compete for task orders on the $9.7 billion DLITE contract providing translation and interpretation services for Army personnel, among other services. The DLITE contract will cover translation services worldwide.

•	In July 2011, the Company was awarded two new task orders under the CFT contract vehicle for aviation maintenance work. The task orders have a combined potential value of $244.8 million.

•

In August 2011, the Company was awarded a contract with the U.S. Naval Air Systems to provide aviation maintenance and logistic support. The total value of the cost-plus-fixed fee contract is $490.0 million, with four option years and a base year valued at $92.8 million.

•

In August 2011, the Company was awarded a contract with the U.S. Air Force to provide aircraft maintenance and other services. The total value of the firm-fixed price contract is $400.9 million with six option years and a base year value at $54.4 million.

•

In September 2011, the Company was awarded a contract with the U.S. Navy to provide operations and maintenance services. The total value of the fixed price contract is $20.9 million with four option years and one base year.

•	In September 2011, GRS was one of four contractors awarded an IDIQ contract by the Department of the Navy. The total potential value of the contract is $900.0 million over five years.

•	In September 2011, the Company was awarded two new task orders under the Worldwide Protective Services (“WPS”) contract within our Security BAT.

CONTRACT TYPES

Our business is performed under fixed-price, time-and-materials or cost-reimbursement contracts. Each contract type is described below:

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

Any of these three types of contracts discussed above may be executed under an IDIQ contract, which is often awarded to multiple contractors and provide the opportunity for awarded contractors to bid on task orders issued under the contract. An IDIQ contract does not represent a firm order for services. As a result, the exact timing and quantity of delivery and pricing mechanism for IDIQ profit centers are not known at the time of contract award and could contain any type of pricing mechanism. Our CivPol, CFT and LOGCAP IV programs are three examples of IDIQ contracts.

The following table sets forth our approximate revenue per contract-types as of the date indicated:

	Three Months Ended September 30, 2011	Three Months Ended October 1, 2010	Nine Months Ended September 30, 2011	For The Period From April 1, 2010 (Inception) Through October 1, 2010
Fixed-Price	17%	27%	17%	27%
Time-and-Materials	13%	14%	15%	14%
Cost-Reimbursement	70%	59%	68%	59%

Total	100%	100%	100%	100%

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

The following table sets forth our approximate backlog as of the dates indicated:

	As Of
	September 30, 2011	December 31, 2010
	(Amounts in millions)
Funded backlog	$2,027	$1,823
Unfunded backlog	4,413	2,959

Total	$6,440	$4,782

Total backlog as of September 30, 2011 was $6.4 billion, as compared to $4.8 billion as of December 31, 2010. The increase in backlog was due to new orders on LOGCAP IV program and our new wins within the Aviation and Security Services BATs during the nine months ended September 30, 2011.

RESULTS OF OPERATIONS

Delta Tucker Holdings, Inc. Results of Operations –Consolidated Three Months Ended September 30, 2011 compared to Three Months Ended October 1, 2010, and the Consolidated Results of Operations for the Nine Months Ended September 30, 2011

The following tables set forth our unaudited consolidated results of operations, both in dollars and as a percentage of revenue:

(Amounts in thousands)	Three Months Ended September 30, 2011		Three Months Ended October 1, 2010
Revenue	$935,393	100.0%	$841,046	100.0%
Cost of services	(845,345)	(90.4%)	(759,026)	(90.2%)
Selling, general and administrative expenses	(47,644)	(5.1%)	(40,474)	(4.8%)
Depreciation and amortization expense	(12,255)	(1.3%)	(12,345)	(1.5%)
Earnings from equity method investees	3,894	0.4%	5,126	0.6%
Impairment of equity method investment	(76,647)	(8.2%)	—	0.0%

Operating (loss) income	(42,604)	(4.6%)	34,327	4.1%
Interest expense	(22,836)	(2.4%)	(22,409)	(2.7%)
Interest income	29	0.0%	280	0.0%
Other income, net	685	0.1%	462	0.1%

(Loss) Income before income taxes	(64,726)	(6.9%)	12,660	1.5%
Benefit (provision) for income taxes	23,878	2.6%	(5,255)	(0.6%)

Net (loss) income	(40,848)	(4.4%)	7,405	0.9%
Noncontrolling interest	(780)	(0.1%)	(554)	(0.1%)

Net (loss) income attributable to Delta Tucker Holdings, Inc.	$(41,628)	(4.5%)	$6,851	0.8%

The following tables set forth our unaudited consolidated results of operations, both in dollars and as a percentage of revenue:

(Amounts in thousands)	Nine Months Ended September 30, 2011
Revenue	$2,738,441	100.0%
Cost of services	(2,500,412)	(91.3%)
Selling, general and administrative expenses	(117,005)	(4.3%)
Depreciation and amortization expense	(38,229)	(1.4%)
Earnings from equity method investees	11,830	0.4%
Impairment of equity method investment	(76,647)	(2.8%)

Operating income	17,978	0.7%
Interest expense	(69,537)	(2.5%)
Loss on early extinguishment of debt	(2,397)	(0.1%)
Interest income	168	0.0%
Other income, net	4,792	0.2%

Loss before income taxes	(48,996)	(1.8%)
Benefit for income taxes	17,787	0.6%

Net loss	(31,209)	(1.1%)
Noncontrolling interest	(2,185)	(0.1%)

Net loss attributable to Delta Tucker Holdings, Inc.	$(33,394)	(1.2%)

The results of operations and results by segments presented are for the three months ended September 30, 2011 and October 1, 2010, and the nine months ended September 30, 2011. The discussion below represents the results of operations for the comparable period of three months ended September 30, 2011 and October 1, 2010. Delta Tucker Holdings, Inc. was formed as of April 1, 2010 and had no operations of its own, except for Merger related expenses, until the Merger on July 7, 2010. The Predecessor’s last quarter of operations before the Merger ended on July 2, 2010. Due to the presentation requirements dictated by the SEC, there are no comparable periods for our year-to-date results.

Revenue — Revenue for the three months ended September 30, 2011 was $935.3 million, an increase of $94.3 million or 11.2% as compared to the three months ended October 1, 2010. The increase in revenue for the three months ended September 30, 2011, was primarily due to our Contingency Operation BAT within our GSDS segment, which includes the LOGCAP IV program. Also significantly contributing to revenue were our Air Operations and Training & Mentoring BATs. Revenue for the nine months ended September 30, 2011 was $2,738.4 million, with the Contingency Operation BAT being the largest contributor. See further discussion of our revenue results in the results by segment below.

Cost of services — Cost of services are comprised of direct labor, direct material, overhead, subcontractor, travel, supplies and other miscellaneous direct costs. Cost of services for the three months ended September 30, 2011, was $845.3 million, an increase of $86.3 million or 11.3% as compared with cost of services during the three months ended October 1, 2010. The increase in cost of services is directly attributable to the increase in revenue. As a percentage of revenue, cost of services remained relatively flat at 90.4% from 90.2% during the three months ended September 30, 2011, as compared with the three months ended October 1, 2010. Cost of services for the nine months ended September 30, 2011, was $2,500.4 million or 91.3% of revenue. As a percentage of revenue, cost of services was impacted primarily by margins on the LOGCAP IV, AMDP and MRAP programs. See further discussion of the impact of program margins in the results by segment below.

Selling, general and administrative expenses (“SG&A”) — SG&A primarily relates to functions such as management, legal, financial accounting, contracts and administration, human resources, management information systems, purchasing, and business development. SG&A increased by $7.2 million, or 17.7% to $47.6 million, during the three months ended September 30, 2011, as compared with SG&A during the three months ended October 1, 2010. As a percentage of revenue, SG&A was 5.1% and 4.8%, during the three months ended September 30, 2011 and October 1, 2010, respectively. SG&A increased for the three months ended September 30, 2011, primarily due to consulting and other professional services that became necessary to assist in completing business systems improvements, causing SG&A cost to trend slightly higher during the quarter. SG&A of $117.0 million, during the nine months ended September 30, 2011, was 4.3% of revenue and was primarily impacted by (i) severance costs related to the corporate realignment, (ii) $3.9 million, in non-cash expenses due to the acceleration of Phoenix and Casals retention bonus, (iii) legal and compliance costs incurred and (iv) consulting and other professional services and contract labor costs, as discussed above.

Depreciation and amortization — Depreciation and amortization during the three months ended September 30, 2011, was $12.3 million, a decrease of $0.1 million, or 0.01%, as compared with depreciation and amortization during the three months ended October 1, 2010. The decrease was primarily due to less depreciation expense resulting from the decline in equipment purchases from the prior year. Depreciation and amortization for the nine months ended September 30, 2011, was $38.2 million, consisting primarily of monthly amortization expenses recognized since the Merger date on the carrying values of intangibles valued at fair value.

Earnings from equity method investees — Earnings from operationally integral unconsolidated affiliates for the three months ended September 30, 2011 were $3.9 million, a decrease of $1.2 million or 24.0% as compared with the three months ended October 1, 2010. The decrease for the three months ended September 30, 2011, is due primarily to the decrease in GLS earnings. Earnings from equity method investees for the nine months ended September 30, 2011, was $11.8 million. Earnings from equity method investees includes our proportionate share of equity method investees deemed to be an extension of our BATs and operationally integral to our business. See our segment discussion for further details regarding GLS.

Interest expense — Interest expense for the three months ended September 30, 2011 was $22.8 million, an increase of $0.4 million, or 1.9%, as compared with interest expense during the three months ended October 1, 2010. Although our interest expense on our core debt has decreased during the period due to normal principal payments and a prepayment on our senior credit facility, total interest expense has increased due to offsets primarily from higher fees on the revolving credit facility and increased financed insurance premiums. Interest expense for the nine months ended September 30, 2011, was $69.5 million, impacted by financing costs of our senior unsecured notes and our senior credit facility, including the amortization of deferred financing costs on both, interest related to financed insurance, interest on certain taxes and other miscellaneous interest expense.

Loss on early extinguishment of debt — Loss on the early extinguishment of debt of $2.4 million, for the nine months ended September 30, 2011, was attributable to a $48.6 million, principal prepayment in March 2011, on the Term Loan. Deferred financing costs associated with the additional payment were expensed and recorded to Loss on early extinguishment of debt during the first quarter of calendar year 2011.

Impairment of equity method investment — Impairment of equity method investment for the three and nine months ended September 30, 2011, was $76.6 million. We recognized an impairment charge on our investment in GLS as we concluded it had an other than temporary loss in value during the period. See Note 10 in the Delta Tucker Holdings, Inc. financial statements for further discussion.

Other Income, net — This includes our share of earnings from unconsolidated joint ventures that are not operationally integral to our business as well as gains/losses from foreign currency and asset sales. Other income, net during the three and months ended September 30, 2011, was $0.7 million, an increase of $0.2 million, or 40.8%, as compared with other income, net during the three months ended October 1, 2010. This increase in other income, net is representative of our increase in earnings from our unconsolidated joint ventures. Other income, net for the nine months ended September 30, 2011 was $4.8 million, which includes our earnings from our unconsolidated joint ventures.

Income Taxes — Our effective tax rate during the three months ended September 30, 2011, was 36.9%, as compared with 41.5% during the three months ended October 1, 2010 driven primarily by change in our permanent differences which were impacted by the Merger. Our effective tax rate for the nine months ended September 30, 2011, was 36.3%, as a result of our statutory rates and certain non-deductible expenses.

Results by Segment–Three Months Ended September 30, 2011 Compared to Three Months Ended October 1, 2010

The following tables set forth the revenue for our GSDS, GPSS and GLS operating segments, both in dollars and as a percentage of our consolidated revenue as well as operating income for our operating segments along with segment operating margin, during the three months ended September 30, 2011, as compared to the three months ended October 1, 2010.

(Amounts in thousands)	Three Months Ended September 30, 2011		Three Months Ended October 1, 2010
Revenue
Global Stabilization and Development Solutions	$589,561	57.8%	$511,087	51.9%
Global Platform Support Solutions	340,183	33.4%	326,024	33.1%
Global Linguist Solutions	89,524	8.8%	147,694	15.0%

Total reportable segments	1,019,268	100.0%	984,805	100.0%

Global Linguist Solutions deconsolidation(3)	(89,524)		(147,694)
Headquarters/elimination(1)	5,649		3,935

Consolidated revenue	$935,393		$841,046

Operating Income
Global Stabilization and Development Solutions	$16,940	2.9%	$18,091	3.5%
Global Platform Support Solutions	31,873	9.4%	31,071	9.5%
Global Linguist Solutions	7,740	8.6%	9,760	6.6%

Total reportable segments	56,553	5.5%	58,922	6.0%

Global Linguist Solutions deconsolidation(3)	(7,740)		(9,760)
Headquarters(2)	(91,417)		(14,835)

Consolidated operating (loss) income	$(42,604)		$34,327

(1)

Headquarters revenue primarily represents revenue earned between segments on shared service arrangements for general and administrative services provided to unconsolidated joint ventures at zero profit.

(2)

The Headquarters portion of operating income primarily relates to amortization of intangible assets and other costs that are not allocated to segments and are not billable to our U.S. government customers, partially offset by equity method investee income. During the three months ended September 30, 2011 we recognized an impairment on our equity method investment in GLS. See Note 10 in the Delta Tucker Holdings, Inc. financial statements for further discussion.

(3)	The Company deconsolidated Global Linguist Solutions effective July 7, 2010.

Global Stabilization and Development Solutions

Revenue — Revenue of $589.6 million during the three months ended September 30, 2011 represented an increase of $78.5 million, or 15.4%, as compared with the three months ended October 1, 2010. The increase was primarily the result of the following:

Contingency Operations: Revenue of $400.9 million increased $45.9 million, or 12.9%, as compared to the three months ended October 1, 2010, primarily due to LOGCAP IV operations in Afghanistan. We expect the LOGCAP IV program revenue to continue to increase for the remainder of the year as we are involved in significant activities in Afghanistan and are pursuing additional task order opportunities under the LOGCAP IV program.

Development: Revenue of $5.9 million decreased $1.6 million, or 21.1%, as compared to the three months ended October 1, 2010, primarily due to completion of certain contracts under Casals & Associate, during the period.

Intelligence Training and Solutions: Revenue of $7.4 million decreased $1.2 million or 13.8%, during the three months ended September 30, 2011, due primarily to the completion of certain training services performed by our subsidiary, Phoenix Consulting Group, LLC. We continue to pursue new training opportunities within this BAT.

Training & Mentoring: Revenue of $151.7 million increased $27.8 million, or 22.4%, during the three months ended September 30, 2011, primarily due to our AMDP program, which was in full operations as of the beginning of the third quarter and has replaced the CivPol-Afghanistan program, although at lower margins than the CivPol-Afghanistan program. The CivPol Afghanistan ramp down will continue through the remainder of the year. Also contributing to our Training & Mentoring revenue was our Combined Security Transition Command – Afghanistan (“CSTC-A”) contract. Overall, we expect our Training & Mentoring revenue to continue to increase through the remainder of year as a result of the AMDP program.

Security: Revenue of $18.2 million increased $3.5 million, or 23.7%, during the three months ended September 30, 2011. The increase in revenue for the three months ended September 30, 2011, was primarily driven by our new service contract within the Security BAT becoming operational during the quarter. The contract is expected to be fully operational by November 2011. Revenue for the Security BAT has historically been related to the World Wide Personal Protection Program (“WPPS”). The WPPS operations ended as of September 30, 2011. However, we expect revenue to trend upward for the remainder of year as we continue to pursue new business opportunities providing security and personal protection.

Operating Income — Operating income of $16.9 million during the three months ended September 30, 2011 decreased $1.2 million, or 6.4%, as compared with the three months ended October 1, 2010. As a percentage of revenue, operating income was 2.9% for the three months ended September 30, 2011, which was significantly impacted by margins on the CivPol Afghanistan program, as it continues to ramp down operations through the remainder of the year. The decrease in operating income was offset by greater contributions from the LOGCAP IV and AMDP programs, although at lower margins. Overall, we expect our Training & Mentoring revenue to continue to increase through the remainder of year as result of the AMDP program, although at lower margins than we have historically received on the CivPol Afghanistan program.

Global Platform Support Solutions

Revenue — Revenue of $340.2 million during the three months ended September 30, 2011 increased $14.2 million, or 4.3%, as compared with the three months ended October 1, 2010. The increase was primarily the result of the following:

Aviation: Revenue of $165.0 million decreased $17.0 million, or 9.3%, during the three months ended September 30, 2011 as compared to the three months ended October 1, 2010. This decrease was due primarily to the loss of the LCCS Army contract. The decrease was partially offset by the increased revenue with our CFT programs, our Counter Narcoterrorism Technology Program Officer (“CNTPO”) program and the recent win of contracts in Saudi Arabia. We believe for the remainder of the year, we will obtain a competitive advantage in winning new work at higher margins as our customer shifts their focus to quality of services. The Aviation BAT recently benefitted from a win of the Fort Campbell contract, which is another one of our CFT programs.

Air Operations: Revenue of $118.3 million increased $28.8 million, or 32.2%, during the three months ended September 30, 2011, due primarily to increases in the INL Air Wing intra-theater transportation and construction service levels in Iraq. We expect continued growth with the INL Air Wing program as we continue to expand personnel requirements in support of the DoS in Iraq.

Operations & Maintenance: Revenue of $55.1 million increased $1.1 million, or 2.0%, during the three months ended September 30, 2011 as compared to the three months ended October 1, 2010, primarily due to the revenue earned on the War Reserve Material and the Philippines Operations Support programs.

Operating Income — Operating income of $31.9 million, increased by $0.8 million, or 2.6%, as compared with the three months ended October 1, 2010. Operating income was impacted by the decrease in the Aviation BAT resulting from the loss of the LCCS contract, which ended subsequent to the third quarter calendar year 2010. Additionally, we recognized $9.5 million in non-recurring revenue from the settlement of a claim related to the LCCS contract during the three months ended October 1, 2010. The Operations and Maintenance BAT also decreased resulting from the decrease in our MRAP program. Offsetting these declines was profitable growth in other programs, primarily our INL Air Wing program resulting from an increase in operations in Iraq and Afghanistan during the three months ended September 30, 2011.

Global Linguist Solutions

Revenue of $89.5 million decreased $58.2 million, or 39.4%, during the three months ended September 30, 2011, as compared to the three months ended October 1, 2010. Revenue for GLS is directly linked to the number of linguists deployed in support of U.S. troop levels in Iraq. The focus over the past year has been to ramp down the troops in Iraq which has had a direct impact on revenue. We believe this BAT will continue to decline, as the President has recently declared an end to the Iraq war and requested withdrawal of the troops by the end of year.

Operating income of $7.7 million decreased $2.0 million, or 20.7%, during the three months ended September 30, 2011 as compared to the three months ended October 1, 2010. This decrease was directly impacted by revenue as discussed above.

Results by Segment–Nine Months Ended September 30, 2011

The following tables set forth the revenue for our GSDS, GPSS and GLS operating segments, both in dollars and as a percentage of our consolidated revenue as well as operating income for our operating segments along with segment operating margin, during the nine months ended September 30, 2011. As a result of the Merger, as discussed above, there is no comparable period for our year-to-date results.

(Amounts in thousands)	Nine Months Ended September 30, 2011
Revenue
Global Stabilization and Development Solutions	$1,763,315	58.0%
Global Platform Support Solutions	964,219	31.7%
Global Linguist Solutions	314,675	10.3%

Total reportable segments	3,042,209	100.0%

Global Linguist Solutions deconsolidation(3)	(314,675)
Headquarters/elimination (1)	10,907

Consolidated revenue	$2,738,441

Operating Income
Global Stabilization and Development Solutions	$48,146	2.7%
Global Platform Support Solutions	80,651	8.4%
Global Linguist Solutions	23,208	7.4%

Total reportable segments	152,005	5.0%

Global Linguist Solutions deconsolidation(3))	(23,208)
Headquarters(2)	(110,819)

Consolidated operating income	$17,978

(1)

Headquarters revenue primarily represents revenue earned between segments on shared service arrangements for general and administrative services provided to unconsolidated joint ventures at zero profit.

(2)

The Headquarters portion of operating income primarily relates to amortization of intangible assets and other costs that are not allocated to segments and are not billable to our U.S. government customers, partially offset by equity method investee income. During the three months ended September 30, 2011 we recognized an impairment on our equity method investment in GLS. See Note 10 in the Delta Tucker Holdings, Inc. financial statements for further discussion.

(3)	The Company deconsolidated Global Linguist Solutions effective July 7, 2010.

Global Stabilization and Development Solutions

Revenue — Revenue was $1,763.3 million during the nine months ended September 30, 2011. The results of the BATs within this segment are listed below, excluding certain segment home office non-allocated amounts:

Contingency Operations: Revenue of $1,211.8 million, during the nine months ended September 30, 2011, was primarily due to LOGCAP IV operations in Afghanistan, including the recognition of award fee revenue during the period as we received award fee performance scores on all of our task orders. We expect the LOGCAP IV program revenue to continue to increase for the remainder of the year as we are involved in significant activities in Afghanistan and are pursuing additional task order opportunities under the LOGCAP IV program.

Development: Revenue of $22.5 million during the nine months ended September 30, 2011, was primarily from our subsidiary, Casals & Associates, Inc., which is the provider of management consulting services.

Intelligence Training and Solutions: Revenue of $23.9 million during the nine months ended September 30, 2011, was attributable to Phoenix Consulting Group, LLC, our provider of training services.

Training & Mentoring: Revenue of $456.5 million, during the nine months ended September 30, 2011, was primarily due to our CivPol program. The AMDP program obtained during the first half of the year was in full operations as of the beginning of the third quarter and has now replaced the CivPol-Afghanistan program. The CivPol Afghanistan ramp down will continue through the remainder of the year. Also contributing to our Training & Mentoring revenue was our CSTC-A program. Overall, we expect our Training & Mentoring revenue to continue to increase through the remainder of the year as a result of the AMDP program.

Security: Revenue of $45.5 million, during the nine months ended September 30, 2011, was primarily attributable to WPPS. The WPPS operations ended as of September 30, 2011. However, we expect revenue to trend upward as we have won new contracts within the Security BAT that will replace the WPPS program and will be fully operational by November of 2011. We continue to pursue new business opportunities providing security and personal protection within this BAT.

Operating Income — Operating income was $48.1 million, during the nine months ended September 30, 2011. Operating income benefited from our 70% profit share of the LOGCAP IV award fee revenue as a result of positive award fee scores received during the second quarter. Operating income was also impacted by severance costs on the Intelligence Training and Solutions and Development BATs incurred in the first quarter of calendar year 2011 and a contract loss in our Contingency Operations BAT incurred to strategically enter into additional service areas in Afghanistan. As a percentage of revenue, operating income was 2.7% during the nine months ended September 30, 2011, which was significantly impacted by margins on the LOGCAP IV and AMDP programs. Overall, we expect our Training & Mentoring revenue to continue to increase through the remainder of year as result of the AMDP program, although at lower margins than we have historically received on the CivPol Afghanistan program.

Global Platform Support Solutions

Revenue — Revenue was $964.2 million, during the nine months ended September 30, 2011. The results of the BATs within this segment are listed below, excluding certain segment home office non-allocated amounts:

Aviation: Revenue of $475.0 million, during the nine months ended September 30, 2011, was driven primarily by the recent wins within our CFT programs, the CNTPO contract and the new Pax River and Saudi Arabia contracts. We expect continued revenue growth for the remainder of the year from these contracts and others within the Aviation BAT as we believe we will obtain a competitive advantage in winning new work at higher margins as our customer focuses on quality of service.

Air Operations: Revenue of $338.7 million, during the nine months ended September 30, 2011, is primarily attributable to our INL Air Wing service levels providing intra-theater transportation and construction service levels in Iraq.

Operations & Maintenance: Revenue of $148.4 million, during the nine months ended September 30, 2011, was primarily comprised of revenue earned on the War Reserve Material program, the Philippines Operations Support program and the MRAP program.

Operating Income — Operating income was $80.7 million, during the nine months ended September 30, 2011. Operating income was primarily impacted by our margins on revenue in our Aviation and Operations & Maintenance BATs. Operating income for the nine months ended September 30, 2011 was driven by the INL Air Wing Program resulting from the operations in Iraq, Afghanistan and other countries. Operating income was also impacted by the our CNTPO helicopter maintenance program, partially offset by first quarter events, such as $2.2 million of severance expense related to certain German employees on the CFT program and a $1.9 million write down of LCCS inventory.

Global Linguist Solutions

Revenue was $314.7 million, during the nine months ended September 30, 2011. Revenue for GLS is directly linked to the number of linguists deployed in support of U.S. troop levels in Iraq. The focus over the past year has been to ramp down the troops in Iraq which has had a direct impact on revenue. We believe this BAT will continue to decline, as President Obama has recently declared an end to the Iraq war and requested the troops be withdrawn by the end of year and the issuance of the Form 1 to GLS.

Operating income of $23.2 million, during the nine months ended September 30, 2011 was directly impacted by revenue as discussed above.

Delta Tucker Holdings, Inc. Results of Operations –For The Period From April 1, 2010 (Inception) Through October 1, 2010

The following tables set forth our unaudited condensed consolidated results of operations, both in dollars and as a percentage of revenue:

(Amounts in thousands)	For The Period From April 1, 2010 (Inception) Through October 1, 2010
Revenue	$841,046	100.0%
Cost of services	(759,026)	(90.2%)
Selling, general and administrative expenses	(40,474)	(4.8%)
Depreciation and amortization expense	(12,345)	(1.5%)
Merger expenses incurred by Delta Tucker Holdings, Inc.	(51,722)	(6.1%)
Earnings from equity method investees	5,126	0.6%

Operating loss	(17,395)	(2.1%)
Interest expense	(22,409)	(2.7%)
Loss on early extinguishment of debt	—	0.0%
Bridge commitment fee	(7,963)	(0.9%)
Interest income	280	0.0%
Other income, net	462	0.1%

Loss before income taxes	(47,025)	(5.6%)
Benefit for income taxes	9,344	(1.1%)

Net loss	(37,681)	(4.5%)
Noncontrolling interest	(554)	(0.1%)

Net loss attributable to Delta Tucker Holdings, Inc.	$(38,235)	(4.5%)

The results of operations table and the discussion presented below are for the period from April 1, 2010 (Inception) through October 1, 2010. The discussion below presents Delta Tucker Holdings, Inc. for the period of April 1, 2010 (Inception) through July 2, 2010. The Company had no operations for the three month period April 1, 2010 (Inception) through July 2, 2010 with the exception of Merger related expenses and bridge commitment fees, which are discussed below. Excluding these merger related items, the results of operations for periods from April 1, 2010 (Inception) through October 1, 2010 are identical to the three months ended October 1, 2010. The three months ended October 1, 2010 is presented above with the comparable three months ended September 30, 2011 and is not repeated here.

Merger expenses incurred by Delta Tucker Holdings, Inc. — Merger expenses incurred by Delta Tucker Holdings, Inc. relate to legal costs and deal fees directly associated with the Merger, other than the bridge commitment fee, which is discussed separately below. These expenses are non-recurring.

Bridge commitment fee — Bridge commitment fees relate to non-recurring costs associated with a bridge financing arrangement, which expired upon issuance of the notes issued in connection with the Merger.

Predecessor Results of Operations – Three and Six Months Ended July 2, 2010

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

Selling, general and administrative expenses — SG&A primarily relates to functions such as management, legal, financial accounting, contracts and administration, human resources, management information systems, purchasing and business development. SG&A costs for the three and six months ended July 2, 2010 was $38.5 million, or 4.1% of revenue and $57.8 million, or 2.9% of revenue, respectively. SG&A costs for the quarter contained bid and proposal costs to support future diversification of the Company as well as $3.4 million, in Merger related costs, $2.9 million, in stock-based compensation, retention bonuses, and acquisition earn-out related costs, and $3.7 million, in compliance training and legal expenses. SG&A costs for the six months ended July 2, 2010 benefited from a favorable judgment on the Worldwide Network Services (“WWNS”) case which allowed us to reverse a $10 million, legal reserve during the first quarter.

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

Noncontrolling interests — Noncontrolling interests reflect the impact of our equity partners’ interest in our consolidated joint ventures, GLS and DIFZ. During the three and six months ended July 2, 2010, noncontrolling interests for GLS and DIFZ were $5.0 million and $10.9 million, respectively.

Results by Segment

The following table sets forth the revenue and operating income for our GSDS, GPSS and GLS operating segments, both in dollars and as a percentage of our consolidated revenue and operating income, during the three and six months ended July 2, 2010.

	Predecessor
(Amounts in thousands)	Three Months Ended July 2, 2010		Six Months Ended July 2, 2010
Revenue
Global Stabilization and Development Solutions	$478,239	50.6%	$1,032,852	51.7%
Global Platform Support Solutions	317,471	33.6%	657,125	32.9%
Global Linguist Solutions	149,254	15.8%	309,062	15.5%

Total segments	944,964	100.0%	1,999,039	100.0%
Headquarters/elimination	(251)		(535)

Consolidated revenue	$944,713		$1,998,504

Operating Income
Global Stabilization and Development Solutions	$22,170	4.6%	$48,216	4.7%
Global Platform Support Solutions	21,290	6.7%	47,794	7.3%
Global Linguist Solutions	9,073	6.1%	19,779	6.4%

Total segments	52,533	5.6%	115,789	5.8%
Headquarters(1)	(13,570)		(26,889)

Consolidated operating income	$38,963		$88,900

(1)	Headquarters operating income primarily relate to amortization of intangible assets and other costs that are not allocated to segments and are not billable to our U.S. government customers.

Global Stabilization and Development Solutions

Revenue — Revenue of $478.2 million and $1,032.1 million for the three and six months ended July 2, 2010 was comprised primarily of $319.8 million and $603.6 million of revenue for the three and six months ended July 2, 2010 on the LOGCAP IV program, respectively, which benefited from a full three and six months of operations in Afghanistan. Revenue also benefited from $128.1 million and $189.9 million of revenue during the three and six months ended July 2, 2010, respectively, earned on our CivPol program primarily for training and mentoring services in Iraq and Afghanistan.

Operating Income — Operating income of $22.2 million and $48.2 million during the three and six months ended July 2, 2010 was primarily comprised of operating income earned on the CivPol program and a favorable judgment on the Worldwide Network Services case, which allowed us to reverse a $10 million, legal reserve during the first quarter of calendar year 2010. Also contributing to the increase was operating income earned on the LOGCAP IV program, although at relatively low margins as criteria for award fee recognition had not yet been met for the quarter and contributions by Intelligence and Training Solutions as a result of the Phoenix acquisition. Partially offsetting these operating income contributions were losses of on the Afghanistan construction programs.

Global Platform Support Solutions

Revenue — Revenue of $317.5 million, and $657.1 million, during the three and six months ended July 2, 2010, respectively, was primarily comprised of revenue from services rendered on the CFT program, although at lower than average margins, services rendered on the LCCS program, and services rendered on the MRAP program. GPSS revenue also benefited from a new contract to provide aircraft maintenance support services at Sheppard Air Force Base during the six months ended July 2, 2010.

Operating Income — Operating income of $21.3 million and $47.8 million, during the three and six months ended July 2, 2010, respectively, was primarily comprised of contributions from the INL Air Wing program including Iraq air transportation services and from contributions from the MRAP program.

Global Linguist Solutions

Revenue of $149.3 million and $309.1 million, for the three and six months ended July 2, 2010, respectively, was directly linked to the number of linguists deployed in support of U.S. troop levels in Iraq.

Operating income of $9.1 million and $19.8 million, for the three and six months ended July 2, 2010, respectively, was directly impacted by revenue as discussed above and the receipt of higher than expected award fee scores on the INSCOM program. Operating income earned by GLS benefits net income attributable to DynCorp International Inc. by our 51% ownership of the joint venture.

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

Management believes Days Sales Outstanding (“DSO”) is an appropriate way to measure our billing and collections effectiveness. DSO measures the efficiency in collecting our receivables as of the period end date. Our DSO as of September 30, 2011 was 76 days. Our expectation is that the quarterly DSO will continue to remain in the mid to upper 70s for the remainder of calendar year 2011.

We expect our cash requirements for the remainder of calendar year 2011 to be positively impacted by improvements in payment cycle with our Department of State receivables, which will be partially offset by our interest and principal payments on the Senior Credit Facility and new senior unsecured notes (“Senior Unsecured Notes”) which require significant cash outlays. As mentioned above, we made a principal prepayment under our Term Loan facility in the amount of $48.6 million during the nine months ended September 30, 2011. Additionally we made another principal prepayment of $48.7 million on October 19, 2011, eliminating all future quarterly amortization payments until maturity and anticipate making another principal payment before December 31, 2011 pending timing of collections on our receivables from our largest customers. Our cash requirements can be impacted by significant new contract wins, the win of new task orders on existing programs and business acquisitions we may invest in from time to time.

Our cash balance, for the nine months ended September 30, 2011, benefited from a $46.0 million, refund in January 2011 due to the approved CIAM from the IRS. This CIAM allowed us to defer revenue associated with certain unbilled receivables until those receivables become billable. Additionally, we have sufficient net operating losses (“NOLs”) and foreign tax credits to offset our taxable income; as such, we do not expect to pay any federal income taxes in calendar year 2011 and possibly calendar year 2012.

	Delta Tucker Holdings, Inc.		Predecessor
(Amounts in thousands)	Nine Months Ended September 30, 2011	For The Period From April 1, 2010 (Inception) Through October 1, 2010	Six Months Ended July 2, 2010
Cash Flow Analysis
Net Cash provided by (used in) operating activities	$64,364	$(72,544)	$96,617
Net Cash provided by (used in) investing activities	5,004	(887,368)	(14,459)
Net Cash (used in) provided by financing activities	(36,447)	982,841	(13,391)

Delta Tucker Holdings, Inc. Cash Flows

Cash provided by operating activities during the nine months ended September 30, 2011 and used in the period from April 1, 2010 (Inception) through October 1, 2010, was $64.4 million and $72.5 million, respectively. Cash generated from operations for the nine months ended September 30, 2011, benefited from $48.0 million, in income tax refunds received in the first quarter of calendar year 2011, primarily related to the approved CIAM with the IRS. This was partially offset by changes in working capital resulting primarily from a decrease in accounts payable and accrued liabilities due to the timing of payments. Cash used during the nine months ended September 30, 2011, primarily related to consulting and other professional services and contract labor costs associated with our business systems modifications. Cash continues to be impacted by the timing of collections of our accounts receivables with the DoS; however, this process has improved and our DSO is continually declining. Cash used in operating activities from April 1, 2010 (Inception) through October 1, 2010, was impacted by $63.1 million of Merger related costs, interest paid and an increase in working capital.

Cash provided by investing activities during the nine months ended September 30, 2011 and cash used in the period from April 1, 2010 (Inception) through October 1, 2010 was $5.0 million and $887.4 million, respectively. Cash provided by investing activities during the nine months ended September 30, 2011 was primarily due to a $7.7 million and a $1.5 million return of capital from the GLS and CRS joint ventures, respectively, partially offset by fixed asset and software purchases. Cash used in investing activities from April 1, 2010 (Inception) through October 1, 2010 was primarily due to the payment of the Merger consideration, net of cash acquired. Additionally, as GLS was deconsolidated, the GLS related party note was no longer eliminated in consolidation.

Cash used in financing activities during the nine months ended September 30, 2011, and cash provided by financing activities during the period from April 1, 2010 (Inception) through October 1, 2010 was $36.4 million and $982.8 million, respectively. The cash used in financing activities during the nine months ended September 30, 2011 was primarily comprised of a $48.6 million prepayment on our Term Loan in addition to our quarterly principal payment. Cash provided by financing activities during the period from April 1, 2010 (Inception) through October 1, 2010 was primarily due to issuing new debt, net of repayment of pre – Merger debt, payments of deferred financing fees and borrowing on the revolver.

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

Financing

As of September 30, 2011, our debt was comprised of (i) $516.0 million of a Term Loan principal associated with our Senior Credit Facility, (ii) $455.0 million of Senior Unsecured Notes and (iii) $0.6 million of senior subordinated notes. We had no revolver borrowings outstanding as of September 30, 2011. We had revolver borrowings during the nine months ended September 30, 2011 with the maximum amount borrowed of $79.2 million. These borrowings were for working capital requirements resulting primarily from the timing of customer collections and vendor disbursements. As of September 30, 2011 and December 31, 2010, the additional available borrowing capacity under the Senior Credit Facility was approximately $109.4 million and $109.0 million, respectively, which gives effect to $40.6 million and $41.0 million, respectively, in letters of credit.

The Senior Credit Facility includes a $570 million Term Loan facility running from July 7, 2010 through July 7, 2016 with a $150 million revolving credit facility running from July 7, 2010 through July 7, 2014. The outstanding term loan balance as of September 30, 2011 was $516.0 million as we paid down $52.6 million of principal for the nine months ended September 30, 2011. In October of 2011, we made a subsequent principal prepayment of $48.7 million, under the Senior Credit Facility. The subsequent principal payment eliminated all future quarterly amortization payments until maturity.

We incur quarterly interest payments on both the Term Loan and the revolving facility comprised of (i) revolver borrowings, (ii) letter of credit commitments and (iii) unused commitment fees. Refer to Note 7 to the Delta Tucker Holdings, Inc, unaudited condensed consolidated financial statements for additional information related to the Senior Credit Facility.

The Senior Unsecured Notes carry $455 million of principal with a 10.375% interest rate. This Indenture runs from July 7, 2010 through July 1, 2017 with the entire principal balance due on July 1, 2017. The interest payments are payable semi-annually on January 1st and July 1st. The first interest payment was made in January 2011.

In addition to the Senior Credit Facility and Senior Unsecured Notes, $0.6 million of our pre-Merger 9.5% senior subordinated notes remain outstanding as of September 30, 2011.

The weighted-average interest rate as of September 30, 2011 for our debt was 8.2%, excluding the impact of deferred financing fees. There were no interest rate hedges in place during the nine months ended September 30, 2011.

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

The total leverage ratio is the Consolidated Total Debt, as defined in the Senior Credit Facility, less unrestricted cash and cash equivalents (up to $50 million) to Consolidated Earnings Before Interest Taxes Depreciation and Amortization (“Consolidated EBITDA”), as defined in the Senior Credit Facility, for the applicable period. Our total leverage ratio could not be greater than 5.0 to 1.0 for the period of July 3, 2010 to April 1, 2011 and could not be greater than 5.50 to 1.00 for April 2, 2011 to September 30, 2011. Beginning June 2012, the maximum total leverage diminishes quarterly or semi-annually.

The interest coverage ratio is the ratio of Consolidated EBITDA to Consolidated Interest Expense, as defined in the Senior Credit Facility. The interest coverage ratio must not be less than 1.7 to 1.0 for the July 3, 2010 to September 30, 2011 period. The minimum total leverage ratio increases annually thereafter.

In the event we fail to comply with the covenants specified in the Senior Credit Facility and the Indenture governing our Senior Unsecured Notes, we may be in default. As of December 31, 2010 and September 30, 2011, the Company was in compliance with all of its debt agreements.

On August 10, 2011, DynCorp International Inc. entered into an agreement to amend the Senior Credit Facility (the “Amendment”). The Amendment re-set leverage and interest covenant levels. Under the terms of the Amendment, the maximum total leverage ratio steps up to 5.50x through the period ending June 29, 2012 and steps down to 3.25x over time, the amount of unrestricted cash permitted to be netted from the calculation of the total leverage ratio is $50.0 million, and the minimum interest coverage ratio is 1.70x through the period ending June 29, 2012 and steps up to 2.25x over time.

Subsequent Principal Payment

On October 19, 2011, we made a principal prepayment of $48.7 million, in addition to the quarterly principal payment of $1.3 million on September 30, 2011, pursuant to our Term Loan facility. There were no penalties associated with the prepayment and the payment eliminated all future quarterly amortization payments until maturity. The Company anticipates another prepayment in December of 2011.

Non-GAAP Measures

We define EBITDA as GAAP net income attributable to Delta Tucker Holdings, Inc./Predecessor adjusted for interest expense, taxes and depreciation and amortization. Adjusted EBITDA is calculated by adjusting EBITDA for the items described in the table below. We use EBITDA and Adjusted EBITDA as supplemental measures in the evaluation of our business and believe that EBITDA and Adjusted EBITDA provide a meaningful measure of operational performance on a consolidated basis because it eliminates the effects of period to period changes in taxes, costs associated with capital investments and interest expense and is consistent with one of the measures we use to evaluate management’s performance for incentive compensation. In addition, Adjusted EBITDA as presented in the table below corresponds to the definition of Consolidated EBITDA used in the Senior Secured Credit Facilities and the definition of EBITDA used in the Indenture governing the Senior Unsecured Notes to test the permissibility of certain types of transactions, including debt incurrence. Neither EBITDA nor Adjusted EBITDA is a financial measure calculated in accordance with GAAP. Accordingly, they should not be considered in isolation or as substitutes for net income attributable to Delta Tucker Holdings, Inc./Predecessor or other financial measures prepared in accordance with GAAP.

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

The following table provides a reconciliation of net income attributable to Delta Tucker Holdings, Inc./Predecessor and EBITDA and Adjusted EBITDA for the periods included below:

DELTA TUCKER HOLDINGS, INC. & DYNCORP INTERNATIONAL INC. (Predecessor)

UNAUDITED ADJUSTED EBITDA

(Amounts in thousands)

	Delta Tucker Holdings, Inc.				Predecessor
	Three Months Ended September 30, 2011	Three Months Ended October 1, 2010	Nine Months Ended September 30, 2011	For The Period From April 1, 2010 (Inception) Through October 1, 2010	Three Months Ended July 2, 2010(1)	Six Months Ended July 2, 2010(1)
	(unaudited)				(unaudited)
Net (loss) income attributable to Delta Tucker Holdings, Inc. / Predecessor	$(41,628)	$6,851	$(33,394)	$(38,235)	$12,804	$32,272

(Benefit) provision for income tax	(23,878)	5,255	(17,787)	(9,344)	9,279	21,946

Interest expense, net of interest income	22,807	22,129	69,369	22,129	12,534	26,195

Depreciation and amortization(2)	12,689	12,582	39,486	12,582	10,525	21,367

EBITDA	$(30,010)	$46,817	$57,674	$(12,868)	$45,142	$101,780
Gain on extraordinary items, discontinued operations, asset sales and debt extinguishment	3,308	1,717	8,445	1,717	—	6,445
Equity-based compensation	—	—	—	—	3,518	3,845
(Loss)/Gains due to fluctuation in foreign exchange rates	(165)	(192)	(15)	(192)	(26)	39
Net income (loss) of affiliates not recorded in cash (3)	32	413	288	413	(433)	115
Employee non-cash compensation, severance, and retention expense	646	3,448	8,705	3,448	866	10

Management fees (4)	227	283	1,398	283	—	—
Acquisition accounting and Merger-related items (5)	(881)	6,157	(3,893)	65,842	3,414	5,844
Non-cash impairment of equity method investment(6)	76,647	—	76,647	—	—	—

Worldwide Network Services settlement(7)	—	—	—	—	—	(10,000)

Other	2,038	—	2,031	—	—	—

Adjusted EBITDA(8)	$51,842	$58,643	$151,280	$58,643	$52,481	$108,078

(1) Amount includes the Predecessor’s operations for the three and six months ended July 2, 2010.

(2) Amount includes certain depreciation and amortization amounts which are classified as Cost of services in our Unaudited Condensed Consolidated Statements of Operations.

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

(6) We recognized an impairment charge on our investment in GLS as we concluded it had permanently lost its value during the three and nine months ended September 30, 2011. See Note 10 of the Delta Tucker Holdings, Inc. financial statements for further discussion.

(7) Represents legal reserves associated with former subcontractor, which is accounted for in our GSDS segment.

(8) Under our debt agreements, we are permitted to include in Adjusted EBITDA the amount of cost savings, operating expense reductions and synergies projected as a result of specified actions taken or with respect to which substantial steps have been taken during the period. Since the period in the debt agreements refers to the last twelve months, we have elected for presentation purposes in this Quarterly Report not to include the amount of this specific adjustment in the calculation of Adjusted EBITDA for the periods presented.

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

As of September 30, 2011, we did not have any off balance sheet arrangements as defined under SEC rules. Refer to Note 8 of DynCorp International’s unaudited condensed consolidated financial statements for additional disclosure on variable interest entities. Refer to Note 10 of the Delta Tucker Holdings unaudited condensed consolidated financial statements for additional disclosure on variable interest entities.

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

We believe that there have been no significant changes in our market risk exposures for the three and nine months ended September 30, 2011, as compared to those discussed in our Registration Statement.

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

Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Act, for the period ended September 30, 2011. Based on the evaluation performed, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

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

Recently, the DoD issued the Defense Federal Acquisition Regulations Supplement (“DFARS”) interim rule which would allow the withholding of payments under cost reimbursable and time and materials contracts whenever it finds contractors’ business systems deficient. The interim rule adds a new “Contractor Business Systems” subpart to the DFARS that requires contracting officers to include a new Contractor Business Systems clause in solicitations and contracts that require the use of a business system and are covered by the Cost Accounting Standards (“CAS”). This proposed rule represents a significant change in the contracting environment for companies performing work for DoD. The proposed rule would allow contracting officers to withhold 5% for one or more significant deficiencies in any single contractor business system or 10% for significant deficiencies in multiple contractor business systems. For all systems, a significant deficiency is defined as a “shortcoming in the system that materially affects the ability of officials of the DoD to rely upon information produced by the system that is needed for management purposes.” The rule, which is not final and would only be applicable prospectively, may impose new compliance requirements that potentially could cause substantial compliance costs in addition to severe monetary penalties for noncompliance which could adversely affect our operating performance and may result in additional expenses and possible loss of revenue. A final rule has not been determined, currently the industry is still assessing.

Catastrophic events may disrupt our business and have an adverse effect on our results of operations.

A disruption, infiltration or failure of network, application systems or third-party hosted services in the event of a major earthquake, hurricane, fire, power loss, telecommunications failure, software or hardware malfunctions, cyber attack, war, terrorist attack or other catastrophic event could cause system interruptions, reputational harm, loss of intellectual property, delays in our ability to provide service to our customers, lengthy interruptions in our services, breaches of data security and loss of critical data and could prevent us from fulfilling our customers’ orders, which could result in reduced revenue. Maintaining the security of computers and computer networks is a critical issue for us and our customers. Hackers continuously develop and deploy malicious software designed to attack information systems, and may use this malicious software against our systems. Despite our implementation of network security controls, our servers are vulnerable to computer viruses and break-ins. Similar disruptions from unauthorized tampering with our computer systems in any such event could have a material effect on our business, operating results and financial condition.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(Removed and Reserved)

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, the Quarterly Report on Form 10-Q.

Exhibit Number	Description

31.1*	Certification of the Chief Executive Officer of Delta Tucker Holdings, Inc. pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer of Delta Tucker Holdings, Inc. pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS XBRL**	Instance document

101.SCH XBRL**	Taxonomy Extension Schema

101.CAL XBRL**	Taxonomy Extension Calculation Linkbase

101.DEF XBRL**	Taxonomy Extension Definition Linkbase

101.LAB XBRL**	Taxonomy Extension Labels Linkbase

101.PRE XBRL**	Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these data files are deemed not filed and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELTA TUCKER HOLDINGS, INC.
Date: November 14, 2011

/s/ William T. Kansky
Name: William T. Kansky
Title: Senior Vice President and Chief Financial Officer