Form 10-K
period 2011-12-30
Delta Tucker Holdings, Inc.
filed 2012-04-09
CIK 1514226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2011

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

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 9, 2012 the registrant had 100 shares of its common stock outstanding.

DELTA TUCKER HOLDINGS, INC.

Forward-Looking Statements

This Annual Report on Form 10-K contains various forward-looking statements regarding future events and our future results that are subject to the safe harbors created by the Private Securities Litigation Reform Act of 1995 under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). Without limiting the foregoing, the words “believes,” “thinks,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. Forward-looking statements involve risks and uncertainties. Statements regarding the amount of our backlog and estimated total contract values are other examples of forward-looking statements. We caution that these statements are further qualified by important economic, competitive, governmental, international and technological factors that could cause our business, strategy, projections or actual results or events to differ materially, or otherwise, from those in the forward-looking statements. These factors, risks and uncertainties include, among others, the following:

•	the future impact of mergers, acquisitions, joint ventures or teaming agreements;

•	our substantial level of indebtedness and changes in availability of capital and cost of capital;

•	the outcome of any material litigation, government investigation, audit or other regulatory matters;

•	policy and/or spending changes implemented by the Obama Administration, any subsequent administration or Congress;

•	termination or modification of key United States (“U.S.”) government or commercial contracts, including subcontracts;

•

changes in the demand for services that we provide or work awarded under our contracts, including without limitation, the Civilian Police (“CivPol”), Worldwide Protective Services (“WPS”), Afghanistan Ministry of Defense Program (“AMDP”), International Narcotics and Law (“INL”) Enforcement, Contract Field Teams (“CFT”), and Logistics Civil Augmentation Program IV (“LOGCAP IV”) contracts;

•	changes in the demand for services provided by our joint venture partners;

•	pursuit of new commercial business in the U.S. and abroad;

•	activities of competitors and the outcome of bid protests;

•	changes in significant operating expenses;

•	impact of lower than expected win rates for new business;

•	general political, economic, regulatory and business conditions in the U.S. or in other countries in which we operate;

•	acts of war or terrorist activities;

•	variations in performance of financial markets;

•	the inherent difficulties of estimating future contract revenue and changes in anticipated revenue from indefinite delivery, indefinite quantity (“IDIQ”) contracts;

•	the timing or magnitude of any award fee granted under our government contracts, including, but not limited to, LOGCAP IV;

•	changes in expected percentages of future revenue represented by fixed-price and time-and-materials contracts, including increased competition with respect to task orders subject to such contracts;

•	termination or modification of key subcontractor performance or delivery; and

•

statements covering our business strategy, those described in “Item 1A. Risk Factors” of this Annual Report and under “Risk Factors” in our Registration Statement on Form S-4 (File No. 333-173746) declared effective by the Securities and Exchange Commission (“SEC”) on June 21, 2011 and other risks detailed from time to time in our reports filed with the SEC.

Accordingly, such forward-looking statements do not purport to be predictions of future events or circumstances and therefore, there can be no assurance that any forward-looking statement contained herein will prove to be accurate. We assume no obligation to update the forward-looking statements.

Fiscal Year

We report the results of our operations using a 52-53 week basis ending on the Friday closest to December 31. This Annual Report on Form 10-K reflects the financial results of Delta Tucker Holdings, Inc. for the year ended December 30, 2011 (“calendar year 2011”) and for the period from April 1, 2010 (Inception) through December 31, 2010 (“Inception Year”). We refer to the Inception Year period as “calendar year 2010” throughout this Annual Report on Form 10-K. Delta Tucker Holdings, Inc. was formed for the purpose of acquiring DynCorp International Inc. (“DynCorp International”) and had immaterial assets and virtually no operations, except for costs associated with acquiring DynCorp International, prior to the merger on July 7, 2010. Included in this Annual Report on Form 10-K are our audited consolidated statements of operations for the year ended December 30, 2011 and for the period from April 1, 2010 (Inception) through December 31, 2010 and the related statements of equity and cash flows. The audited consolidated balance sheets are included for the periods as of December 30, 2011 and December 31, 2010.

Also included in this Annual Report on Form 10-K are financial statements for DynCorp International for the periods prior to the merger on July 7, 2010. These financial statements are included in order to provide a historical financial perspective. DynCorp International’s historical fiscal year presentation was comprised of twelve consecutive fiscal months ended on the Friday closest to March 31 of each year. DynCorp International’s last completed fiscal year, prior to the merger on July 7, 2010, ended on April 2, 2010 (“fiscal year 2010”). The three month period ended July 2, 2010, which is the last quarter completed prior to the merger on July 7, 2010, is referred to as the “fiscal quarter ended July 2, 2010.” DynCorp International changed its fiscal year end at the time of the merger to coincide with that of Delta Tucker Holdings, Inc. For clarity, we refer to these fiscal periods of DynCorp International that ended prior to the merger as those of the “Predecessor.”

PART I

ITEM 1. BUSINESS.

Unless the context otherwise indicates, references herein to “we,” “our,” “us,” or “the Company” refer to Delta Tucker Holdings, Inc. and its consolidated subsidiaries. The Company was incorporated in the state of Delaware on April 1, 2010. On July 7, 2010, DynCorp International completed a merger with Delta Tucker Sub, Inc., a wholly owned subsidiary of the Company. Pursuant to the Agreement and Plan of Merger dated as of April 11, 2010, Delta Tucker Sub, Inc. merged with and into DynCorp International, with DynCorp International becoming the surviving corporation and a wholly-owned subsidiary of the Company (the “Merger”).

The Delta Tucker Holdings, Inc. consolidated financial statements and the Predecessor DynCorp International Inc. consolidated financial statements included elsewhere in this Annual Report on Form 10-K have been prepared pursuant to accounting principles generally accepted in the United States of America (“GAAP”).

Overview

We are a leading provider of specialized, mission-critical professional and support services outsourced by the U.S. military, non-military U.S. governmental agencies and foreign governments. Our specific global expertise is in law enforcement training and support, base and logistics operations, intelligence training, rule of law development, construction management, international development, ground vehicle support, counter-narcotics aviation, platform services and operations, linguist services and security services. We also provide logistics support for all our services. Through our predecessor companies, we have provided essential services to numerous U.S. government departments and agencies since 1951.

Our customers include the U.S. Department of Defense (“DoD”), the U.S. Department of State (“DoS”), the U.S. Agency for International Development (“USAID”), foreign governments, commercial customers and certain other U.S. federal, state and local government departments and agencies. Revenue from the U.S. government accounted for approximately 97% and 98% of total revenue for the year ended December 30, 2011 and our Inception Year, respectively, and 98% of total DynCorp International revenue during fiscal year 2010. Our contracts’ revenue and percentage of total revenue from the U.S. government fluctuates from year to year. These fluctuations can be due to contract length or contract structure, such as with Indefinite Delivery Indefinite Quantity (“IDIQ”) type contracts. The majority of our contracts are awarded for one year base periods with subsequent option years available subject to changing governmental priorities. IDIQ type contracts are often awarded to multiple contractors and provide the opportunity for awarded contractors to bid on task orders issued under the contract.

Contract Types

Our contracts typically have a term of three to ten years consisting of a base period of one year with multiple one-year options. Our contracts typically are awarded for an estimated dollar value based on the forecast of the work to be performed under the contract over its maximum life. In addition, we have historically received additional revenue through increases in program scope beyond that of the original contract. These contract modifications typically consist of “over and above” requests derived from customer requirements changing and are reviewed by us for appropriate revenue recognition. The U.S. government is not obligated to exercise options under a contract after the base period. At the time of completion of the contract term of a U.S. government contract, the contract is re-competed to the extent the service is still required.

Our contracts with the U.S. government or the government’s prime contractor (to the extent that we are a subcontractor) generally contain standard, unilateral provisions under which the customer may terminate for convenience or default. U.S. government contracts generally also contain provisions that allow the U.S. government to unilaterally suspend us from obtaining new contracts and reduce the value of existing contract spending pending the resolution of alleged violations of laws or regulations.

Most of our contracts are to provide services, rather than products, to our customers, resulting in the majority of costs being labor related. For this reason, we flexibly staff for each contract. If we lose a contract, we terminate or reassign the employees associated with the contract, hence cutting direct cost and overhead. Generally elimination of employees would not generate significant separation costs other than as would be incurred in the normal course of business and would generally be recoverable under applicable contract terms. Additionally, the indirect costs that are absorbed by any one contract could be absorbed by the remaining contracts without significant long-term impact to our business or competitiveness.

The types of services we perform also support our scalability as our primary capital requirements are working capital, which are variable with our overall revenue stream. The nature of our contracts does not generally require investments in fixed assets, and we do not have significant fixed asset investments or significant agreements tied to a single contract upon which our business materially depends. Additionally, our contract mix gives us a degree of flexibility to deploy assets purchased for certain programs to other programs in cases where the scope of our deliverables changes.

Our business generally is performed under fixed-price, time-and-materials or cost-reimbursement contracts. Each of these are described below.

•

Fixed-Price Type Contracts: In a fixed-price contract, the price is not subject to adjustment based on costs incurred, which can favorably or adversely impact our profitability depending upon our execution in performing the contracted service. Our fixed-price contracts include firm fixed-price, fixed-price with economic adjustment, and fixed-price incentive.

•	Time-and-Materials Type Contracts: Time-and-materials type contracts provide for acquiring supplies or services on the basis of direct labor hours at fixed hourly/daily rates plus materials at cost.

•

Cost-Reimbursement Type Contracts: Cost-reimbursement type contracts provide for payment of allowable incurred costs, to the extent prescribed in the contract, plus a fixed-fee, award-fee or incentive-fee. Award-fees or incentive-fees are generally based upon various objective and subjective criteria, such as aircraft mission capability rates and meeting cost targets. Award fees are excluded from estimated total contract revenue until a reasonably determinable estimate of award fees can be made.

Any of these three types of contracts discussed above may be executed under an IDIQ contract, which are often awarded to multiple contractors. An IDIQ contract does not represent a firm order for services. Our CivPol, CFT and LOGCAP IV programs are three examples of IDIQ contracts. For the year ended December 30, 2011 and during our Inception Year, 75% and 76%, respectively, of our revenue was attributable to IDIQ contracts. In DynCorp International’s fiscal year 2010, 76% of revenue was attributable to IDIQ contracts. When a customer wishes to order services under an IDIQ contract, the customer issues a task order request for proposal to the contractor awardees. The contract awardees then submit proposals to the customer and task orders are typically awarded under a best-value approach. However, many IDIQ contracts permit the customer to direct work to a particular contractor.

Our historical contract mix by type, as a percentage of revenue, is indicated in the table below.

	Delta Tucker Holdings, Inc.		Predecessor
Contract Type	For the year ended December 30, 2011	For the period from April 1, 2010 (Inception) through December 31, 2010	Fiscal quarter ended July 2, 2010	Fiscal year ended April 2, 2010
Fixed-Price	16%	27%	24%	26%
Time-and-Materials	15%	12%	12%	16%
Cost-Reimbursement	69%	61%	64%	58%

Totals	100%	100%	100%	100%

Cost-reimbursement type contracts typically perform at lower margins than other contract types but carry lower risk of loss. Because the LOGCAP IV contract is predominantly a cost-reimbursement type contract, we anticipate that our revenue from these cost-reimbursement contracts will continue to represent a large portion of our business in future years.

Under many of our contracts, we may rely on subcontractors to perform all or a portion of the services we are obligated to provide to our customers. We use subcontractors primarily for specialized, technical labor and certain functions such as construction and catering. We often enter into subcontract arrangements in order to meet government requirements that certain categories of services be awarded to small businesses.

Business Area Team (“BAT”)

Our business is aligned into three operating segments, two of which, Global Stabilization and Development Solutions (“GSDS”) and Global Platform Support Solutions (“GPSS”), are wholly-owned. Our third segment, Global Linguist Solutions (“GLS”), is a 51% owned joint venture and accounted for as an operationally integral unconsolidated equity method investee. Our reporting segments are identical to our operating segments. Each segment, with the exception of GLS, is comprised of numerous contracts. We align our contracts into BATs to assist with the management of our contracts based on the types of services we provide. A description of each BAT by segment is discussed further below.

Global Stabilization and Development Solutions

GSDS provides a diverse collection of outsourced services primarily to government agencies worldwide. GSDS includes five BATs as described below:

Contingency Operations — This BAT provides U.S. military operations and maintenance support, including but not limited to: construction services, facilities management, electrical power, water, sewage and waste management, laundry operations, food services and transportation motor pool operations. LOGCAP IV is the most significant program in our

Contingency Operations BAT. This BAT also includes our peacekeeping logistics support and humanitarian relief; worldwide contingency planning and other rapid response services; inventory procurement, property control and tracking services; mobile repair services; facility and equipment maintenance and control; and engineering and construction management services.

Development — This BAT supports U.S. foreign policy and international development priorities by assisting in the development of stable and democratic governments, implementing anti-corruption initiatives and aiding the growth of democratic public and civil institutions.

Intelligence Training and Solutions — This BAT was created as a result of the acquisition of Phoenix Consulting Group, LLC (“Phoenix”) and provides proprietary training courses, management consulting and augmentation services to the intelligence community and national security clients. As part of our proprietary training courses, we offer a highly specialized human intelligence (“HUMINT”) curriculum taught by cleared intelligence professionals to other intelligence, counterintelligence, special operations and law enforcement personnel.

Training & Mentoring — This BAT provides international policing and police training, judicial support, immigration support and base operations. Under this BAT, we also provide senior advisors and mentors to foreign governmental agencies.

Security — This BAT provides security and personal protection for diplomats and senior governmental officials.

Key GSDS Contracts

Civilian Police (“CivPol”): The CivPol program is a part of our Training and Mentoring BAT, which was awarded to us by the DoS in February 2004. Through this program, we have deployed civilian police officers from the U.S. to several countries to train and offer logistics support to the local police and assist them with infrastructure reconstruction. In addition, we have been awarded multiple task orders under the CivPol program, including assignments in Iraq and Afghanistan. Our current task orders are primarily time-and-materials and cost-reimbursement.

Logistics Civil Augmentation Program IV (“LOGCAP IV”): The LOGCAP IV contract was awarded to us in 2008 and is a part of our Contingency Operations BAT. We were selected as one of the three prime contractors to provide logistics support under the LOGCAP IV contract. LOGCAP IV is the U.S. Army component of the DoD’s initiative to award contracts to U.S. companies with a broad range of logistics capabilities to support U.S. and allied forces during combat, peacekeeping, humanitarian and training operations. The IDIQ contract has a term of up to ten years. Under LOGCAP IV, the U.S. Army contracts to perform selected services in a theater of operations to augment U.S. Army forces and release military units for other missions or to fill U.S. Army resource shortfalls. Our current task orders are primarily cost-reimbursement plus an award fee.

Afghanistan Ministry of Defense Program (“AMDP”): The AMDP program is a part of the Training and Mentoring BAT and was awarded to us by the DoD in December of 2010. The program was established with the goal of assisting the Government of the Islamic Republic of Afghanistan to build, develop and sustain an effective and professional law enforcement organization. Within this two year contract, we will train and mentor the Afghans to manage all aspects of its police training. This program is primarily structured to provide cost-reimbursement type services.

Combined Security Transition Command Afghanistan (“CSTC-A”): The CSTC-A program is a part of our Training and Mentoring BAT. This program provides assistance to the CSTC-A and the North Atlantic Treaty Organization (“NATO”) training mission by providing mentors and trainers to develop the Afghanistan Ministry of Defense (“MOD”). In addition to providing training and mentoring, we also provide subject matter expertise and programmatic support to CSTC-A staff and the Afghanistan MOD. This program supports development of the organizational capacity and capability to assist Afghanistan MOD and Afghan National Army forces in assuming full responsibility for their own security needs. The services provided under this contract are cost-reimbursement type services.

Global Platform Support Solutions

GPSS provides a wide range of technical, engineering, logistics and maintenance support services primarily to government agencies worldwide. Additionally, GPSS provides services including drug eradication and host nation pilot and crew training. GPSS includes three BATs as described below:

Aviation — This BAT provides worldwide maintenance of aircraft fleet and ground vehicles, modification, repair, and logistics support on aircraft, aerial firefighting services, weapons systems, and related support equipment to the DoD and other U.S. government agencies and direct contracts with foreign governments for maintenance and technical support. Contract Field Teams (“CFT”) is the most significant program in our Aviation BAT supporting the Army, Navy and Air Force. This program deploys highly mobile, quick-response field teams to customer locations globally to supplement a customer’s workforce. Through our predecessor companies, we have provided services under this program since 1951.

Air Operations — This BAT provides foreign assistance programs to help foreign governments improve their ability to develop and implement national strategies and programs to prevent the production, trafficking, and abuse of illicit drugs. The INL Air Wing program is the most significant program in our Air Operations BAT. This program supports governments in multiple Latin American countries and provides support and assistance with interdiction services in Afghanistan. Also, this program provides construction and intra-theater transportation services for DoS personnel throughout Iraq and Afghanistan.

Operations and Maintenance — This BAT provides maintenance, base operations support, engineering, supply and logistics, marine maintenance services and program management services primarily for ground vehicles, support equipment, pre-positioned war reserve materials, facilities, and contingency response on a worldwide basis. This includes the services we provide under key BAT contracts such as the War Reserve Materiel (“WRM”) contract and other services via our Land services. These services are provided to U.S. government agencies in both domestic and foreign locations, foreign government entities and commercial customers.

Key GPSS Contracts

International Narcotics Law Enforcement Air Wing (“INL”): The INL Air Wing program is a part of our Air Operations BAT. In May 2005, the DoS awarded us a contract in support of the INL program to aid in the eradication of illegal drug operations. This contract expires in October 2014. A similar program in Afghanistan began in 2006. Also, this program provides intra-theater transportation services for DoS personnel throughout Iraq and Afghanistan. The majority of our contractual services are fixed-price type services.

Contract Field Teams (“CFT”): The CFT program is a part of our Aviation BAT. This program deploys highly mobile, quick-response field teams to customer locations to supplement a customer’s workforce. The services we provide under the CFT program generally include mission support to aircraft and weapons systems and depot-level repair. The principal customer for our CFT program is the DoD. The majority of our current delivery orders are time-and-materials, but we also have cost-reimbursement and fixed-priced services.

Naval Test Wing Patuxent River MD (“Pax River”): The Pax River contract is a part of our Aviation BAT. We were awarded this contract in August of 2011, to provide organization level maintenance and logistic support on all aircraft and support equipment for which the Naval Test Wing Atlantic has maintenance responsibility. Labor and services will be provided to perform safety studies, off-site aircraft safety and spill containment patrols and aircraft recovery services. The cost-plus-fixed-fee contract has a base year plus four one year option periods.

War Reserve Materiel (“WRM”): The War Reserve Materiel contract is a part of our Operations and Maintenance BAT. Through this program, we manage the U.S. Air Force Southwest Asia War Reserve Materiel Pre-positioning program, which includes operations in Oman, Bahrain, Qatar, Kuwait and two locations in the United States (Albany, Georgia and Shaw Air Force base, South Carolina). We store, maintain and deploy assets such as tents, generators, vehicles, kitchens and medical supplies to deployed forces in the global war on terror. During Operation Enduring Freedom and Operation Iraqi Freedom, we sent teams into the field to assist in the setup of tent cities prior to the arrival of the deployed forces. The War Reserve Materiel program continues to partner with the U.S. Central Command Air Force in the development of new and innovative approaches to asset management. Our contract is primarily cost-reimbursement with a smaller portion of fixed-price services.

Andrews Air Force Base (“Andrews AFB”): The Andrews Air Force Base program is a part of our Aviation BAT. Under the Andrews Air Force Base contract, we perform aviation maintenance and support services, which include full back shop support, organizational level maintenance, fleet fuel services, launch and recovery, supply and Federal Aviation Administration (“FAA”) repair services. Under this program we oversee the management of the U.S. presidential air fleet (other than Air Force One). Our principal customer under this contract is the U.S. Air Force. We entered into this contract in September 2011. The majority of our contractual services are fixed-price.

Columbus Air Force Base (“Columbus AFB”): The Columbus AFB program is also a part of our Aviation BAT. We provide aviation and equipment maintenance and support services for T-37, T-38, T-1 and T-6 training aircraft in support of the Columbus AFB Specialized Undergraduate Pilot Training Program in Columbus, Mississippi. Our customer under this program is the U.S. Air Force—Air Education and Training Command and specifically the 14th Flying Training Wing. This contract provides for a firm fixed-price incentive fee with an incentive award fee. The performance period started October 2005 and runs through September 2012. We have completed a transition from the old T-37 primary trainer to the new T-6 turbo prop. Additionally, this 14th Flying Training Wing has one additional squadron of T-38s dedicated to fighter lead-in-training. The majority of our contractual services are fixed-price.

California Department of Forestry: The California Department of Forestry program is a part of our Aviation BAT. We have been helping to fight fires in California since December 2001. We maintain aircraft, providing nearly all types and levels of maintenance—scheduled, annual, emergency repairs and even structural depot-level repair. McClellan Field in Sacramento is home base for our program mechanics, data entry staff, and quality control inspectors. In addition, we provide pilots who operate the fixed wing aircraft. Our current task orders are primarily time-and-materials.

Sheppard Air Force Base (“Sheppard AFB”): The Sheppard Air Force Base contract is a part of our Aviation BAT. Under this program, we provide aircraft maintenance services for the 80th Flying Training Wing based at Sheppard Air Force Base in Wichita Falls, Texas. This contract has an initial base period of eleven months and six option years. The mission of the Air

Education and Training Command’s 80th Flying Training Wing is to provide undergraduate pilot training for the U.S. and NATO allies in the Euro NATO Joint Jet Pilot Training program. Graduates of this prestigious program are assigned to fighter pilot positions in their respective air forces. The majority of our contractual services are fixed price.

C-21 Contractor Logistics Support (“C-21A CLS”): The C-21A CLS contract is a part of our Aviation BAT. Under the C-21A CLS we perform organizational, intermediate and depot-level maintenance together with supply chain management for C-21A CLS aircraft operated by the U.S. Air Force at seven main operating bases and one deployed location. The contract has time-and-materials and fixed-price portions.

Global Linguist Solutions

GLS is a joint venture between DynCorp International and McNeil Technologies (“McNeil”), in which we have a 51% ownership interest. GLS historically has had no other operations outside of performance on the Intelligence and Security Command (“INSCOM”) contract, which began services in 2008. During the year ended December 30, 2011, GLS was selected as one of six providers that will compete for task orders on the $9.7 billion Defense Language Interpretation Translation Enterprise (“DLITE”) contract. As of December 30, 2011, we had submitted a bid on one of the task orders related to the DLITE contract. Final decision on this task order is not expected until the latter part of the first quarter of calendar year 2012. All of our current INSCOM task orders are cost-reimbursement with an award fee. Our GLS operating segment is comprised of a single BAT, Linguistics & Translation. In October of 2011, President Obama made an announcement ending the war in Iraq. All of the troops have returned home and as such, funding related to the mission has decreased. We performed an assessment of the GLS investment in October 2011, and concluded that the carrying value of the GLS investment had sustained a loss that was other than temporary. We recorded an impairment of our investment of $76.6 million. See Note 12 to the Delta Tucker Holdings, Inc. consolidated financial statements and the “Current Operating Conditions and Outlook” within Part II—Item 7 Management Discussion and Analysis included elsewhere in this Annual Report on Form 10-K for further discussion.

Linguistics & Translation: This BAT provides rapid recruitment, deployment and on-site management of interpreters and translators in-theatre for a wide range of foreign languages in support of the U.S. Army, unified commands attached forces, combined forces, and joint elements executing the Operation Iraqi Freedom (“OIF”) mission, and other U.S. government agencies supporting the OIF mission.

Business Area Teams in 2012

In January 2012, our organizational structure was amended to align our BATs in strategic business “Groups” reporting directly to the President of the Company. Under the new alignment, the Training and Intelligence Group will consist of the Training and Mentoring and Intelligence Training and Solutions BATs, the Security Services Group will consist of the Security BAT, the Logistics and Development Solutions Group will consist of the Development, Operations and Maintenance, and Contingency Operations (excluding the LOGCAP IV program) BATs, the Aviation Group will consist of the Aviation and Air Operations BATs, and the LOGCAP program will be removed from the Contingency Operations BAT and will operate as a standalone Group.

Estimated Total Contract Value and Certain Other Terms

The estimated total contract value represents amounts expected to be realized from the initial award date to the current contract end date (i.e., revenue recognized to date plus backlog). For the reasons stated under the captions “Risk Factors” and “Business—Key Contracts,” the estimated total contract value or ceiling value specified under a government contract or task order is not necessarily indicative of the revenue that we will realize under that contract.

Key Contracts

The following table sets forth certain information for our principal contracts, including the initial start and end dates and the principal customer for each contract as of December 30, 2011:

Contract	Segment	Principal Customer	Initial/Current Award Date	Current Contract End Date	Estimated Total Contract Value (1)
CivPol Program	GSDS	DoS	Feb-1994 / Dec-2010	Jan-2013	$4.72 billion

LOGCAP IV(2)	GSDS	U.S. Army	Apr-2008	Apr-2018	$4.05 billion

INSCOM(3)	GLS	U.S. Army	Dec-2006	Apr-2013	$3.13 billion

INL Air Wing	GPSS	DoS	Jan-2001 / May-2005	Oct-2014	$2.80 billion

AMDP	GSDS	DoD	Dec-2010	Apr-2014	$1.20 billion

Contract Field Teams	GPSS	DoD	Oct-1951 / Jul-2008	Sep-2015	$684 million

Patuxent River Naval Test Wing	GPSS	U.S. Navy	Jul-2011 / Aug-2011	Jul-2016	$493 million

War Reserve Materiel	GPSS	U.S. Air Force	May-2000 / May-2008	Sep-2016	$476 million

Andrews Air Force Base	GPSS	U.S. Air Force	Sep-2011	Aug-2018	$401 million

Columbus Air Force Base	GPSS	U.S. Air Force	Oct-1998 / Oct-2005	Sep-2012	$296 million

California Department of Forestry	GPSS	State of California	Dec-2001 / Jul-2008	Dec-2014	$254 million

Sheppard Air Force Base	GPSS	U.S. Air Force	Sep-2009	Sep-2016	$250 million

C-21 Contractor Logistics Support	GPSS	U.S. Air Force	Sep-2006	Sep-2013	$249 million

CSTC-A	GSDS	U.S. Army	Feb-2010	Oct-2013	$248 million

(1)	Estimated total contract value represents the initial start and end date of the contracts presented and is not necessarily representative of the amount of work we will actually be awarded under the contract. Contract value can grow over time based on IDIQ task orders and/or contract extensions.
(2)	LOGCAP IV has a $5 billion ceiling per year per contractor over 10 years.
(3)	Awarded to GLS, our 51% majority interest joint venture.

Competition

We compete with various entities across geographic and business lines based on a number of factors, including services offered, experience, price, geographic reach and mobility. Most activities in which we engage are highly competitive and require that we have highly skilled and experienced technical personnel to compete. Some of our competitors may possess greater financial and other resources or may be better positioned to compete for certain contract opportunities. We believe that our principal competitors include Civilian Police International, Science Applications International Corporation, Exelis, Inc., KBR, Inc., IAP Worldwide Services, ACADEMI, Triple Canopy Inc., Fluor Corporation, Lockheed Martin Corporation, AECOM, United Technologies Corporation, L-3 Holdings, Aerospace Industrial Development Corporation, Al Salam Aircraft Company Ltd., Mission Essential Personnel, Northrop Grumman, Computer Sciences Corporation, Lear Siegler, and Serco Group Plc. We believe that the primary competitive factors for our services include reputation, technical skills, past contract performance, experience in the industry, cost competitiveness and customer relationships.

Backlog

We track backlog in order to assess our current business development effectiveness and to assist us in forecasting our future business needs and financial performance. Our backlog consists of funded and unfunded amounts under contracts. Funded backlog is equal to the amounts actually appropriated by a customer for payment of goods and services less actual revenue recognized as of the measurement date under that appropriation. Unfunded backlog is the actual dollar value of unexercised, priced contract options and the unfunded portion of exercised contract options. Most of our U.S. government contracts allow the customer the option to extend the period of performance of a contract for a period of one or more years. These priced options may or may not be exercised at the sole discretion of the customer. Historically, it has been our experience that the customer has typically exercised contract options.

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

The following table sets forth our approximate backlog as of the dates indicated:

	Delta Tucker Holdings, Inc.
(Amounts in millions)	December 30, 2011	December 31, 2010
GSDS:
Funded backlog	$735	$1,164
Unfunded backlog	2,205	1,592

Total GSDS backlog	$2,940	$2,756

GPSS:
Funded backlog	$745	$659
Unfunded backlog	2,056	1,367

Total GPSS backlog	$2,801	$2,026

CONSOLIDATED:
Funded backlog	$1,480	$1,823
Unfunded backlog	4,261	2,959

Total consolidated backlog	$5,741	$4,782

GLS: (1)
Funded backlog	$22	$180
Unfunded backlog	23	1,718

Total GLS backlog	$45	$1,898

(1)	As described in Note 1 to the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report on Form 10-K, GLS is not presented within the consolidated financial statements, except for segment disclosure, as it was deconsolidated and became an operationally integral equity method investee on July 7, 2010.

Regulatory Matters

Contracts with the U.S. government are subject to a multitude of regulatory requirements, including but not limited to the Federal Acquisition Regulation (“FAR”), which sets forth policies, procedures and requirements for the acquisition of goods and services by the U.S. government and the Defense Federal Acquisition Regulation supplement (“DFARs”). Under U.S. government regulations, certain costs, including certain financing costs, portions of research and development costs, lobbying expenses, certain types of legal expenses and certain marketing expenses related to the preparation of bids and proposals, are not allowed for pricing purposes and calculation of contract reimbursement rates under cost-reimbursement contracts. The U.S. government also regulates the methods by which allowable costs may be allocated under U.S. government contracts.

Our international operations and investments are subject to U.S. government laws, regulations and policies, including the International Traffic in Arms Regulations, Export Administration Act, the Foreign Corrupt Practices Act, the UK Bribery Act, the False Claims Act and other export laws and regulations. We must also comply with foreign government laws, regulations and procurement policies and practices, which may differ from U.S. government regulation, including import-export control, investments, exchange controls, repatriation of earnings and requirements to expend a portion of program funds in-country. In addition, embargoes, international hostilities and changes in currency values can also impact our international operations.

Our government contracts are subject to audits at various points in the contracting process. Pre-award audits are performed at the time a proposal is submitted to the U.S. government for cost-reimbursement contracts. The purpose of a pre-award audit is to determine the basis of the bid and provide the information required for the U.S. government to negotiate the contract effectively. In addition, the U.S. government may perform a pre-award audit to determine our capability to perform under a contract. During the performance of a contract, the U.S. government has the right to examine our costs incurred on the contract, including any labor charges, material purchases and overhead charges. Upon a contract’s completion, the U.S. government performs an incurred cost audit of all aspects of contract performance for cost-reimbursement contracts to ensure that we have performed the contract in a manner consistent with our proposal and FAR. The government also may perform a post-award audit for proposals that are subject to the Truth in Negotiations Act, which are proposals in excess of $650,000 to determine if the cost proposed and negotiated was accurate, current and complete as of the time of negotiations.

The Defense Contract Audit Agency (“DCAA”) performs these audits on behalf of the U.S. government. The DCAA also reviews the adequacy of, and our compliance with, our internal control systems and policies, including our labor, billing, accounting, purchasing, property, estimating, budgeting & planning, indirect and direct costs, compensation, and information technology. The DCAA has the right to perform audits on our incurred costs on all flexibly priced contracts on an annual basis. We have DCAA auditors on-site to monitor our billing and back office operations. An adverse finding under a DCAA audit could result in the disallowance of costs under a U.S. government contract, termination of U.S. government contracts, forfeiture of profits, suspension of payments, fines and suspension and prohibition from doing business with the U.S. government. In the event that an audit by the DCAA recommends disallowance of our costs under a contract, we have the right to appeal the findings of the audit under applicable dispute resolution provisions. Approval of submitted annual incurred costs claims can take many years. All of our incurred costs claims for U.S. government contracts completed through fiscal year 2004 have been audited by the DCAA and negotiated by the Defense Contract Management Agency. The audits, for which such costs were incurred during subsequent periods, are continuing. See “Risk Factors—A negative audit or other actions by the U.S. government could adversely affect our operating performance.”

At any given time, many of our contracts are under review by the DCAA and other government agencies. We cannot predict the outcome of such ongoing audits and what, if any, impact such audits may have on our future operating performance.

Over the last few years, U.S. government contractors, including our Company, have seen a trend of increased scrutiny by the DCAA and other U.S. government agencies. If any of our internal control systems or policies are determined to be non-compliant or inadequate, payments may be suspended under our contracts or we may be subjected to increased government scrutiny that could delay or adversely affect our ability to invoice and receive timely payment on our contracts, perform contracts or compete for contracts with the U.S. government. These adverse outcomes could also occur if the DCAA cannot complete timely periodic reviews of our control systems, which could then render the status of these systems as “not reviewed.”

Sales and Marketing

We provide our service solutions to a wide array of customers which include multiple departments within the U.S. government, select international clients and commercial customers. We also provide our services to other prime contractors who have contracts with the U.S. government and other international customers where our capabilities help to deliver comprehensive solutions. We position our business development and marketing professionals to cover key accounts such as the DoS and the DoD, as well as other international and commercial market segments which hold the most promise for aggressive growth and profitability.

We participate in national and international tradeshows, particularly as they apply to aviation services, logistics, contingency support, defense, diplomacy and development markets. We are also an active member in several organizations related to services contracting, such as the Professional Services Council.

As a global service solutions provider, we have unique experience and capability in providing value added and full spectrum services to government agencies and selected partners worldwide.

Our business development and marketing professionals maintain a close relationship with our current customers even as they aggressively pursue select markets that hold the most promise for significant growth. These activities support our objective to be the leading global government services provider in support of U.S. national security and foreign policy objectives.

Intellectual Property

We hold an exclusive, perpetual, irrevocable, worldwide, royalty-free and fully paid license to use the “Dyn International” and “DynCorp International” names in connection with aviation services, security services, technical services and marine services. We also own various licenses for names associated with Phoenix and Casals. Additionally, we own various registered domain names, patents, trademarks and copyrights. Because most of our business involves providing services to government entities, our operations generally are not substantially dependent upon obtaining and/or maintaining copyright, patents, or trademark protections, although our operations make use of such protections and benefit from them.

Environmental Matters

Our operations include the use, generation and disposal of petroleum products and other hazardous materials. We are subject to various U.S. federal, state, local and foreign laws and regulations relating to the protection of the environment, including those governing the management and disposal of hazardous substances and wastes, the cleanup of contaminated sites and the maintenance of a safe and healthy workplace for our employees, contractors and visitors. We have written procedures in place and believe we have been and are in substantial compliance with environmental laws and regulations, and we have no liabilities under environmental requirements that would have a material adverse effect on our business, results of operations or financial condition. We have not incurred, nor do we expect to incur, material costs relating to environmental compliance.

Employees

As of December 30, 2011, we had approximately 29,000 personnel in the 36 countries we have operations, of which approximately 7,200 are employees of our affiliates. Employees represented by labor unions totaled approximately 2,700. We believe the working relations with our employees and our unions are in good standing.

ITEM 1A. RISK FACTORS.

The risks described below should be carefully considered, together with all of the other information contained in this Form 10-K including Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations. Any of the following risks could materially and adversely affect our financial condition or results of operations.

We rely on sales to U.S. government entities. A loss of contracts, a failure to obtain new contracts or a reduction of sales or award fees under existing contracts with the U.S. government could adversely affect our operating performance and our ability to generate cash flow to fund our operations.

We derive substantially all of our revenue from contracts and subcontracts with the U.S. government and its agencies, primarily the DoD and the DoS. The remainder of our revenue is derived from commercial contracts and contracts with foreign governments. We expect that U.S. government contracts, particularly with the DoD and the DoS, will continue to be our primary source of revenue for the foreseeable future. The continuation and renewal of our existing government contracts and new government contracts are, among other things, contingent upon the availability of adequate funding for various U.S. government agencies, including the DoD and the DoS. Changes in U.S. government spending could directly affect our operating performance and lead to an unexpected loss of revenue. The loss or significant reduction in government funding of a large program in which we participate could also result in a material decrease to our future sales, earnings and cash flows. U.S. government contracts are also conditioned upon the continuing approval by Congress of the amount of necessary spending. Congress usually appropriates funds for a given program on a September 30 fiscal year basis, even though contract periods of performance may extend over many years. Consequently, at the beginning of a major program, the contract is usually partially funded, and additional monies are normally committed to the contract by the procuring agency only as appropriations are made by Congress for future fiscal years. Among the factors that could impact U.S. government spending and reduce our U.S. Government contracting business include:

•	policy and/or spending changes implemented by the Obama administration;

•	continued budget reductions in military spending imposed by Congress and the Super Committee;

•	a continual decline in, or reapportioning of, spending by the U.S. government, in general, or by the DoD or the DoS, in particular;

•	changes, delays or cancellations of U.S. government programs, requirements or policies;

•	the adoption of new laws or regulations that affect companies that provide services to the U.S. government;

•	U.S. government shutdowns or other delays in the government appropriations process;

•	curtailment of the U.S. government’s outsourcing of services to private contractors including the expansion of insourcing;

•	changes in the political climate, including with regard to the funding or operation of the services we provide; and

•	general economic conditions, including the continual slowdown in the economy or unstable economic conditions in the United States or in the countries in which we operate.

These or other factors could cause U.S. government agencies to reduce their purchases under our contracts, to exercise their right to terminate our contracts in whole or in part, to issue temporary stop-work orders or to decline to exercise options to renew our contracts. The loss or significant curtailment of our material government contracts, or our failure to renew existing contracts or enter into new contracts, could adversely affect our operating performance and lead to an unexpected loss of revenue.

Our U.S. government contracts may be terminated by the U.S. government at any time prior to their completion and contain other unfavorable provisions, which could lead to an unexpected loss of revenue and a reduction in backlog.

Under the terms of our contracts, the U.S. government may unilaterally:

•	terminate or modify existing contracts;

•	reduce the value of existing contracts through partial termination;

•	delay or withhold the payment of our invoices by government payment offices;

•	audit our contract-related costs and fees; and

•	suspend us from receiving new contracts, pending the resolution of alleged violations of procurement laws or regulations.

The U.S. government can terminate or modify any of its contracts with us either for its convenience or if we default by failing to perform under the terms of the applicable contract. A termination arising out of our default could expose us to liability and adversely affect our operating performance and lead to an unexpected loss of revenue.

Our U.S. government contracts typically have an initial term of one year with multiple option periods, exercisable at the discretion of the government at previously negotiated prices. The government is not obligated to exercise any option under a contract. Furthermore, the government is typically required to compete all programs and, therefore, may not automatically renew a contract. In addition, at the time of completion of any of our government contracts, the contract is frequently required to be re-competed if the government still requires the services covered by the contract.

If the U.S. government terminates and/or materially modifies any of our contracts or if option periods are not exercised, our failure to replace revenue generated from such contracts would result in lower revenue and would likely adversely affect our earnings, which could have a material effect on our financial condition and results of operations.

Our U.S. government contracts are subject to competitive bidding, both upon initial issuance and re-competition. If we are unable to successfully compete in the bidding process or if we fail to win re-competitions, it could adversely affect our operating performance and lead to an unexpected loss of revenue.

Substantially all of our U.S. government contracts are awarded through a competitive bidding process upon initial award and renewal, and we expect that this will continue to be the case. There is often significant competition and pricing pressure as a result of this process. The competitive bidding process presents a number of risks, including the following:

•	we may expend substantial funds and time to prepare bids and proposals for contracts that may ultimately be awarded to one of our competitors;

•	we may be unable to accurately estimate the resources and costs that will be required to perform any contract we are awarded, which could result in substantial cost overruns; and

•

we may encounter expense and delay if our competitors protest or challenge awards of contracts, and any such protest or challenge could result in a requirement to resubmit bids on modified specifications or in the termination, reduction or modification of the awarded contract. Additionally, the protest of contracts awarded to us may result in the delay of program performance and the generation of revenue while the protest is pending.

The government contracts for which we compete typically have multiple option periods, and if we fail to win a contract or a task order, we generally will be unable to compete again for that contract for several years. If we fail to win new contracts or to receive renewal contracts upon re-competition, it may result in additional costs and expenses and possible loss of revenue, and we will not have an opportunity to compete for these contract opportunities again until such contracts expire.

Because of the nature of our business, it is not unusual for us to lose contracts to competitors or to gain contracts once held by competitors during re-compete periods.

Additionally, some contracts simply end as projects are completed or funding is terminated. We have included our most significant contracts by reportable segment in our key contract table under the heading “Business.” Contract end dates are included within the tables to better inform interested parties, security analysts and institutional investors in reviewing the potential impact on our most significant contracts for this risk.

Economic conditions could impact our business.

Our business may be adversely affected by factors in the U.S. and other countries that are beyond our control, such as disruptions in the financial markets or downturns in the economic activity in specific countries or regions, or in the various industries in which we operate. These factors could have an adverse impact in the availability of capital and cost of capital, interest rates, tax rates, or regulations in certain jurisdictions. If for any reason we lose access to our currently available lines of credit, or if we are required to raise additional capital, we may be unable to do so in the current credit and stock market environment, or we may be able to do so only on unfavorable terms. Adverse changes to financial conditions could jeopardize certain counterparty obligations, including those of our insurers and financial institutions.

In particular, if the U.S. Government, due to budgetary considerations, fails to sustain the troops in Afghanistan, reduces the DoD Operations and Maintenance budget or reduces funding for DoS initiatives in which we participate, our business, financial condition and results of operations could be adversely affected.

Furthermore, although we believe that our current sources of liquidity will enable us to continue to perform under our existing contracts and further grow our business, we cannot ensure that will be the case. A longer term credit crisis could adversely affect our ability to obtain additional liquidity or refinance existing indebtedness on acceptable terms or at all, which could adversely affect our business, financial condition and results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for additional discussion regarding liquidity.

Our operations involve considerable risks and hazards. An accident or incident involving our employees or third parties could harm our reputation, affect our ability to compete for business, and if not adequately insured or indemnified, could adversely affect our results of operations and financial condition.

We are exposed to liabilities that arise from the services we provide. Such liabilities may relate to an accident or incident involving our employees or third parties, particularly where we are deployed on-site at active military installations or in locations experiencing political or civil unrest, or they may relate to an accident or incident involving aircraft or other equipment we have serviced or used in the course of our business. Any of these types of accidents or incidents could involve significant potential claims of injured employees and other third parties and claims relating to loss of or damage to government or third-party property.

We maintain insurance policies that mitigate risk and potential liabilities related to our operations. Our insurance coverage may not be adequate to cover those claims or liabilities, and we may be forced to bear substantial costs from an accident or incident. Substantial claims in excess of our related insurance coverage could adversely affect our operating performance and may result in additional expenses and possible loss of revenue.

Furthermore, any accident or incident for which we are liable, even if fully insured, may result in negative publicity which could adversely affect our reputation among our customers, including our government customers, and the public, which could result in the loss of existing and future contracts or make it more difficult to compete effectively for future contracts. This could adversely affect our operating performance and may result in additional expenses and possible loss of revenue.

Political destabilization or insurgency in the regions in which we operate may have a material adverse effect on our operating performance.

Certain regions in which we operate are highly unstable. Insurgent activities in the areas in which we operate may cause further destabilization in these regions. There can be no assurance that the regions in which we operate will continue to be stable enough to allow us to operate profitably or at all. Insurgents in Iraq and Afghanistan have targeted installations where we have personnel, and these insurgents have contributed to instability in these countries. This could impair our ability to attract and deploy personnel to perform services in either or both locations. In addition, we may be required to increase compensation to our personnel as an incentive to deploy them to these regions. Historically we have been able to recover this added cost under our contracts, but there is no guarantee that future increases, if required, will be able to be transferred to our customers through our contracts. To the extent that we are unable to transfer such increased compensation costs to our customers, our operating margins would be adversely impacted, which could adversely affect our operating performance.

In addition, increased insurgent activities or destabilization, including civil unrest or a civil war in Iraq or Afghanistan, may lead to a determination by the U.S. government to halt or substantially reduce our operations in a particular location, country or region and to perform the services using military personnel. Furthermore, in extreme circumstances, the U.S. government may decide to terminate all or substantially reduce U.S. government activities, including our operations under U.S. government contracts in a particular location, country or region and to withdraw all or a substantial number of military personnel. Congressional pressure to reduce, if not eliminate, the number of U.S. troops in Iraq or Afghanistan may also lead to U.S. government procurement actions that reduce or terminate the services and support we provide in that theater of conflict. Any of the foregoing could adversely affect our operating performance and may result in additional costs and loss of revenue.

We are exposed to risks associated with operating internationally.

A large portion of our business is conducted internationally. Consequently, we are subject to a variety of risks that are specific to international operations, including the following:

•	export controls regulations that could erode profit margins or restrict exports;

•	compliance with the U.S. Foreign Corrupt Practices Act and the UK Bribery Act;

•	the burden and cost of compliance with foreign laws, treaties and technical standards and changes in those regulations;

•	contract award and funding delays;

•	potential restrictions on transfers of funds;

•	foreign currency fluctuations;

•	import and export duties and value added taxes;

•	transportation delays and interruptions;

•	uncertainties arising from foreign local business practices and cultural considerations;

•	requirements by foreign governments that we locally invest a minimum level as part of our contracts with them, which may not yield any return; and

•	potential military conflicts, civil strife and political risks.

We cannot ensure our current adopted measures will reduce the potential impact of losses resulting from the risks of our foreign business.

Our IDIQ contracts are not firm orders for services, and we may never receive revenue from these contracts, which could adversely affect our operating performance.

Many of our government contracts are IDIQ contracts, which are often awarded to multiple contractors. The award of an IDIQ contract does not represent a firm order for services. Generally, under an IDIQ contract, the government is not obligated to order a minimum of services or supplies from its contractor, irrespective of the total estimated contract value. Furthermore, under an IDIQ contract, the customer develops requirements for task orders that are competitively bid against all of the contract awardees, usually under a best-value approach. However, many contracts also permit the government customer to direct work to a specific contractor. We may not win new task orders under these contracts for various reasons, such as failing to rapidly deploy personnel or high prices, which would have an adverse effect on our operating performance and may result in additional expenses and loss of revenue. There can be no assurance that our existing IDIQ contracts will result in actual revenue during any particular period or at all.

Our cost of performing under time-and-materials and fixed-price contracts may exceed our revenue, which would result in a recorded loss on the contracts.

Our government contract services have three distinct pricing structures: cost-reimbursement, time-and-materials and fixed-price. With cost-reimbursement contracts, so long as actual costs incurred are within the contract funding and allowable under the terms of the contract, we are entitled to reimbursement of the costs plus a stipulated fixed-fee and, in some cases, an incentive-based award fee. We assume additional financial risk on time-and-materials and fixed-price contracts, because of the stipulated prices or negotiated hourly/daily rates. As such, if we do not accurately estimate ultimate costs and control costs during performance of the work, we could lose money on a particular contract or have lower than anticipated margins. Also, we assume the risk of damage or loss to government property, and we are responsible for third-party claims under fixed-price contracts. The failure to meet contractually defined performance standards may result in a loss of a particular contract or lower-than-anticipated margins. This could adversely affect our operating performance and may result in additional costs and possible loss of revenue.

A negative audit or other actions by the U.S. government could adversely affect our operating performance.

At any given time, many of our contracts are under review by the DCAA, the DCMA and other government agencies. These agencies review our contract performance, cost structure, and/or compliance with applicable laws, regulations and standards. Such agency audits may include contracts under which we have performed services in Iraq and Afghanistan under especially demanding circumstances.

The government agencies also review the adequacy of, and our compliance with, our internal control systems and policies, including our labor, billing, accounting, purchasing, property, estimating, billing, compensation, information technology and indirect and other direct costs.

Given the continued scrutiny by the U.S. government, we could be subjected to additional regulatory requirements which could require additional audits at various points within our contracting process. An adverse finding under an audit could result in the disallowance of costs under a U.S. contract, termination of a U.S. government contract, forfeiture of profits or suspension of payments which could negatively impact our liquidity position and affect our ability to invoice and receive timely payment on our contracts, perform contracts or compete for contracts with the U.S. government. These adverse outcomes could also occur if the DCAA cannot complete timely periodic reviews of our control systems, which could then render the status of these systems as “not current” and resulting in an adverse audit. See Note 8 to the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report.

We are subject to investigation by government agencies, which could result in our inability to receive government contracts and could adversely affect our future operating performance.

As a U.S. government contractor operating domestically and internationally, we must comply with laws and regulations relating to U.S. government contracting, as well as domestic and international laws. From time to time, we are investigated by government agencies with respect to our compliance with these laws and regulations. If we are found to be in violation of the law, we may be subject to civil or criminal penalties or administrative sanctions, including contract termination, the assessment of penalties and suspension or prohibition from doing business with U.S. government agencies. For example, many of the contracts we perform in the U.S. are subject to the Service Contract Act, which requires hourly employees to be paid certain specified wages and benefits. If the U.S. Department of Labor determines that we violated the Service Contract Act or its implemented regulations, we could be suspended from being awarded new government contracts or renewals of existing contracts for a period of time, which could adversely affect our future operating performance. We are subject to a greater risk of investigations, criminal prosecution, civil fraud, whistleblower lawsuits and other legal actions and liabilities than companies with solely commercial customers. In addition, if an audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. government.

Furthermore, our reputation could suffer serious harm if allegations of impropriety were made against us. If we were suspended or prohibited from contracting with the U.S. government, or any significant U.S. government agency, if our reputation or relationship with U.S. government agencies was impaired or if the U.S. government otherwise ceased doing business with us or significantly decreased the amount of business it does with us, it could adversely affect our operating performance and may result in additional expenses and possible loss of revenue.

U.S. government contractors like us that provide support services in theaters of conflict such as Iraq and Afghanistan have come under increased scrutiny by the agency of inspectors general, government auditors and congressional committees. Investigations pursued by any or all of these groups may result in adverse publicity for us and consequent reputational harm, regardless of the underlying merit of the allegations being investigated. As a matter of general policy, we have cooperated and expect to continue to cooperate with government inquiries of this nature.

New government withholding regulations could adversely affect our operating performance.

In February 2012, the DoD issued the final Department of Defense Federal Acquisition Regulation Supplement (“DFARS”) rule which allows withholding of a percentage of payments when a contractor’s business system has one or more significant deficiencies. The DFARS rule applies to Cost Accounting Standards (“CAS”) covered contracts. The final rule represents a significant change in the contracting environment for companies performing work for the DoD. Contracting officers may withhold 5% for one or more significant deficiencies in any single contractor business system or up 10% for significant deficiencies in multiple contractor business systems. A significant deficiency is defined as a “shortcoming in the system that materially affects the ability of officials of the DoD to rely upon information produced by the system that is needed for management purposes.” The final rule is applicable to new contracts on a prospective basis. The DFARS rule may impose new compliance requirements that potentially could cause the Company to incur substantial compliance costs in addition to monetary penalties for noncompliance which could adversely affect our operating performance and may result in additional expenses and possible loss of revenue.

The expiration of our collective bargaining agreements could result in increased operating costs or work disruptions, which could potentially affect our operating performance.

As of December 30, 2011, we had approximately 29,000 personnel, of which approximately 7,200 are employees of our affiliates. Employees represented by labor unions totaled approximately 2,700. As of December 30, 2011, we had approximately 15 collective bargaining agreements with these unions. The length of these agreements varies, with the longest expiring in March 2014. There can be no assurance that we will not experience labor disruptions associated with the expiration or renegotiation of collective bargaining agreements or otherwise. We could experience a significant disruption of operations and increased operating costs as a result of higher wages or benefits paid to union members, which could adversely affect our operating performance and may result in additional expenses and possible loss of revenue.

Proceedings against us in domestic and foreign courts could result in legal costs and adverse monetary judgments, adversely affecting our operating performance and causing harm to our reputation.

We are involved in various claims and lawsuits from time to time. For example, we are a defendant in two consolidated lawsuits seeking unspecified damages brought by citizens and certain provinces of Ecuador. The basis for the actions, both pending in the U.S. District Court for the District of Columbia, arises from our performance of a DoS contract for the eradication of narcotic plant crops in Colombia. The lawsuits allege personal injury, property damage and wrongful death as a consequence of the spraying of narcotic crops along the Colombian border adjacent to Ecuador. In the event that a court decides against us, in these lawsuits, and we are unable to obtain indemnification from the U.S. Government, or contributions from the other defendants, we may incur substantial costs, which could have a material adverse effect on our results. An adverse ruling in these cases could also adversely affect our reputation and have a material adverse effect on our ability to win future government contracts.

Other litigation in which we are involved includes wrongful termination and other adverse employment actions, breach of contract, personal injury and property damage actions filed by third parties. Actions involving third-party liability claims generally are covered by insurance; however, in the event our insurance coverage is inadequate to cover such claims, we will be forced to bear the costs arising from a judgment. We do not have insurance coverage for breach of contract actions, and we bear all costs associated with such litigation and claims.

We are subject to certain U.S. laws and regulations, which are the subject of rigorous enforcement by the U.S. government; our noncompliance with such laws and regulations could adversely affect our future operating performance.

We may be subject to qui tam litigation brought by private individuals on behalf of the government under the Federal Civil False Claims Act, which could include claims for treble damages. Government contract violations could result in the imposition of civil and criminal penalties or sanctions, contract termination, forfeiture of profit, and/or suspension of payment, any of which could make us lose our status as an eligible government contractor. We could also suffer serious harm to our reputation. Any interruption or termination of our government contractor status could significantly reduce our future revenue and profits.

To the extent that we export products, technical data and services outside the United States, we are subject to U.S. laws and regulations governing international trade and exports, including but not limited to, the International Traffic in Arms Regulations, the Export Administration Regulations and trade sanctions against embargoed countries, which are administered by the Office of Foreign Assets Control within the Department of the Treasury. Failure to comply with these laws and regulations could result in civil and/or criminal sanctions, including the imposition of fines upon us as well as the denial of export privileges and debarment from participation in U.S. government contracts.

We do business in certain parts of the world that have experienced, or may be susceptible to, governmental corruption. Our corporate policy requires strict compliance with the U.S. Foreign Corrupt Practices Act, UK Bribery Act and with local laws prohibiting payments to government officials for the purpose of obtaining or keeping business or otherwise obtaining favorable treatment. Improper actions by our employees or agents could subject us to civil or criminal penalties, including substantial monetary fines, as well as disgorgement, and could damage our reputation and, therefore, our ability to do business.

Competition in our industry could limit our ability to attract and retain customers or employees, which could result in a loss of revenue and/or a reduction in margins, which could adversely affect our operating performance.

We compete with various entities across geographic and business lines. Competitors of our GSDS operating segment are typically various solution providers that compete in any one of the service areas provided by those business units. Competitors of our GPSS operating segment are typically large defense services contractors that offer services associated with maintenance, training and other activities. Competitors of our GLS operating segment are typically contractors that provide services in Iraq and Afghanistan or companies that provide language interpretation and translation services both domestically and internationally.

We compete based on a number of factors, including our broad range of services, geographic reach, mobility and response time. Foreign competitors may obtain an advantage over us in competing for U.S. government contracts and attracting employees to the extent we are required by U.S. laws and regulations to remit to the U.S. government statutory payroll withholding amounts for U.S. nationals working on U.S. government contracts while employed by our majority-owned foreign subsidiaries, since foreign competitors may not be similarly obligated by their governments.

Some of our competitors may have greater resources or are otherwise better positioned to compete for contract opportunities. For example, original equipment manufacturers that also provide aftermarket support services have a distinct advantage in obtaining service contracts for aircraft they have manufactured, as they frequently have better access to replacement and service parts, as well as an existing technical understanding of the platform they have manufactured. In addition, we are at a disadvantage when bidding for contracts up for re-competition for which we are not the incumbent provider, because incumbent providers are frequently able to capitalize on customer relationships, technical knowledge and pricing experience gained from their prior service.

In addition to the competition we face in bidding for contracts and task orders, we must also compete to attract the skilled and experienced personnel integral to our continued operations. We hire from a limited pool of potential employees as military and law enforcement experience, specialized technical skill sets and security clearances are prerequisites for many positions. Our failure to compete effectively for employees, or excessive attrition among our skilled personnel, could reduce our ability to satisfy our customers’ needs and increase the costs and time required to perform our contractual obligations. This could adversely affect our operating performance and may result in additional expenses and possible loss of revenue.

Loss of our skilled personnel, including members of senior management, may have an adverse effect on our operations and/or our operating performance.

Our continued success depends in large part on our ability to recruit and retain the skilled personnel necessary to serve our customers effectively, including personnel with extensive military and law enforcement training and backgrounds. The proper execution of our contract objectives depends upon the availability of quality resources, especially qualified personnel. Given the nature of our business, we have substantial need for personnel who are willing to work overseas, frequently in locations experiencing political or civil unrest, for extended periods of time and often on short notice. We may not be able to meet the need for qualified personnel as such need arises.

In addition, we must comply with provisions in U.S. government contracts that require employment of persons with specified work experience and security clearances. An inability to maintain employees with the required security clearances could have a material adverse effect on our ability to win new business and satisfy our existing contractual obligations, could adversely affect our operating performance and may result in additional expenses and possible loss of revenue.

The loss of services of any of the members of our senior management could adversely affect our business until a suitable replacement can be found. There may be a limited number of personnel with the requisite skills to serve in these positions, and we may be unable to locate and employ such qualified personnel on acceptable terms.

If our subcontractors or joint venture partners fail to perform their contractual obligations, then our performance as the prime contractor and our ability to obtain future business could be materially and adversely impacted.

Many of our contracts involve subcontracts with other companies upon which we rely to perform a portion of the services we must provide to our customers. These subcontractors generally perform niche or specialty services for which they have more direct experience, such as construction, catering services or specialized technical services, or they have local knowledge of the region in which we will be performing and the ability to communicate with local nationals and assist in making arrangements for commencement of performance. Often, we enter into subcontract arrangements in order to meet government requirements to award certain categories of services to small businesses. A failure by one or more of our subcontractors to satisfactorily provide on a timely basis the agreed-upon supplies or perform the agreed-upon services may materially and adversely impact our ability to perform our obligations as the prime contractor. Such subcontractor performance deficiencies could result in a customer terminating our contract for default. A default termination could expose us to liability and adversely affect our operating performance and may result in additional expenses and possible loss of revenue.

We often enter into joint ventures so that we can jointly bid and perform on a particular project. The success of these and other joint ventures depends, in large part, on the satisfactory performance of the contractual obligations by our joint venture partners. If our partners do not meet their obligations, the joint ventures may be unable to adequately perform and deliver their contracted services. Under these circumstances, we may be required to make additional investments and provide additional services to ensure the adequate performance and delivery of the contracted services. These additional obligations could result in reduced profits or, in some cases, significant losses for us with respect to the joint venture, which could also affect our reputation in the industries we serve.

Environmental laws and regulations may subject us to significant costs and liabilities that could adversely affect our operating performance.

We are subject to numerous environmental, legal and regulatory requirements related to our operations worldwide. In the U.S., these laws and regulations include those governing the management and disposal of hazardous substances and wastes and the maintenance of a safe workplace, primarily associated with our aviation services activities, including painting aircraft and handling substances that may qualify as hazardous waste, such as used batteries and petroleum products. In addition to U.S. federal laws and regulations, states and other countries where we do business have numerous environmental, legal and regulatory requirements by which we must abide. We could incur substantial costs, including clean-up costs, as a result of violations of, or liabilities under, environmental laws. This could adversely affect our operating performance and may result in additional expenses and possible loss of revenue.

Acquisition transactions require substantial management resources and may disrupt our business and divert our management from other responsibilities. Acquisitions are accompanied by other risks, including:

•	the difficulty of integrating the operations and personnel of the acquired companies;

•	the inability of our management to maximize our financial and strategic position by the successful incorporation of acquired personnel into our programs;

•	we may not realize anticipated synergies or financial growth;

•	we may assume material liabilities that were not identified during due diligence, including potential regulatory penalties resulting from the acquisition target’s previous activities;

•	difficulty maintaining uniform standards, controls, procedures and policies, with respect to accounting matters and otherwise;

•	the potential loss of key employees of acquired companies;

•	the impairment of relationships with employees and customers as a result of changes in management and operational structure; and

•	acquisitions may require us to invest significant amounts of cash resulting in dilution of stockholder value.

Any inability to successfully integrate the operations and personnel associated with an acquired business and/or service line may harm our business and results of operations.

We may not be able to continue to deploy or sell our helicopter assets.

We have approximately $8.2 million in helicopter assets comprised of seven UH-1HP “Huey” helicopters that are not deployed on existing programs. Due to the past military history of these helicopters and the associated restricted certification status with the Federal Aviation Administration (“FAA”), the helicopters are limited to Public Use applications (police, fire or movement of our personnel and supplies on programs). We had 13 Huey helicopters as of December 31, 2010 and deployed six of them, with a carrying value of $8.1 million, on the LOGCAP IV program in January 2011.

We plan to sell the remaining seven Huey helicopters or utilize them on existing programs. As of December 30, 2011, these helicopter assets were classified as assets held for sale. We have no guarantee that we will be able to successfully sell these assets or if we are unable to sell them, deploy them on other programs. The inability to sell or deploy the remaining helicopters could lead to a material impairment charge in the future.

Changes in, or interpretations of, accounting principles could have a significant impact on our financial position and results of operations.

We prepare our Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These principles are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting principles. A change in these principles can have a significant effect on our reported results and may even retroactively affect previously reported transactions.

Catastrophic events may disrupt our business and have an adverse effect on our results of operations.

A disruption, infiltration or failure of network, application systems or third-party hosted services in the event of a major earthquake, hurricane, fire, power loss, telecommunications failure, software or hardware malfunctions, cyber-attack, war, terrorist attack or other catastrophic event could cause system interruptions, reputational harm, loss of intellectual property, delays in our ability to provide service to our customers, lengthy interruptions in our services, breaches of data security and loss of critical data and could prevent us from fulfilling our customers’ orders, which could result in reduced revenue. Maintaining the security of computers and computer networks is a critical issue for us and our customers. Hackers continuously develop and deploy malicious software designed to attack information systems, and may use this malicious software against our systems. Despite our implementation of network security controls, our servers are vulnerable to computer viruses and break-ins. Similar disruptions from unauthorized tampering with our computer systems in any such event could have a material effect on our reputation, business, operating results and financial condition.

Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations under our debt obligations.

We are highly leveraged. As of December 30, 2011, our total indebtedness was approximately $873 million. We had $109.6 million available for borrowing under our revolving credit facility, and the terms of the senior secured credit facilities permit us to increase the amount available under our term loan and/or revolving credit facilities by up to $275 million if we are able to obtain loan commitments from banks and satisfy certain other conditions, including our having capacity to incur such indebtedness under the indenture governing our notes.

Our high degree of leverage could have important consequences including:

•	increasing our vulnerability to adverse economic, industry or competitive developments;

•

requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow for other purposes, including for our operations, capital expenditures and future business opportunities;

•	exposing us to the risk of increased interest rates because certain of our borrowings, including borrowings under our senior secured credit facilities, are at variable rates of interest;

•

making it more difficult for us to satisfy our obligations with respect to our indebtedness, and any failure to comply with the obligations of any of our debt instruments, including restrictive covenants and borrowing conditions, could result in an event of default under the agreements governing our indebtedness;

•	restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;

•

limiting our ability to obtain additional debt or equity financing for working capital, capital expenditures, business development, debt service requirements, acquisitions and general corporate or other purposes; and

•

limiting our flexibility in planning for, or reacting to, changes in our business or market conditions and placing us at a competitive disadvantage compared to our competitors who are less highly leveraged and who therefore, may be able to take advantage of opportunities that our leverage prevents us from exploiting.

Our interest expense could increase if interest rates increase above the stated LIBOR floor levels in our senior secured credit facilities because the entire amount of the indebtedness under our senior secured credit facilities bears interest at a variable rate. At December 30, 2011, we had approximately $417.3 million aggregate principal amount of variable rate indebtedness under our senior secured credit facilities. A 100 basis point increase over the LIBOR floor levels would increase our annual interest expense by approximately $4.2 million.

Despite our high indebtedness level, we and our subsidiaries still may be able to incur significant additional amounts of debt, which could further exacerbate the risks associated with our substantial indebtedness.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. Although the agreements governing our debt obligations contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and under certain circumstances, the amount of indebtedness that could be incurred in compliance with these restrictions could be substantial.

In addition to the $109.6 million which is available to us for borrowing under our revolving credit facility, the terms of our senior secured credit facilities enable us to increase the amount available under our term loan and/or revolving credit facilities by up to an aggregate of $275 million if we are able to obtain loan commitments from banks and satisfy certain other conditions, including our having capacity to incur such indebtedness under the indenture governing our notes. Additionally, we can take on more debt as long as we meet the covenant levels as stated per the indenture and the credit facility. If new debt is added to our and our subsidiaries’ existing debt levels, the related risks that we face would increase. In addition, the agreements governing our debt obligations do not prevent us from incurring obligations that do not constitute indebtedness under those agreements.

Our debt agreements contain restrictions that limit our flexibility in operating our business.

Our debt agreements contain, and the agreements governing any future indebtedness we incur may contain, various covenants that limit our ability to engage in specified types of transactions. These covenants limit our and our restricted subsidiaries’ ability to, among other things:

•	incur additional indebtedness or issue certain preferred shares;

•	pay dividends on, repurchase or make distributions in respect of our capital stock or make other restricted payments;

•	make certain investments;

•	sell certain assets;

•	create liens;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and

•	enter into certain transactions with our affiliates.

As a result of these covenants, we are limited in the manner in which we conduct our business and we may be unable to engage in favorable business activities or finance future operations or capital needs. In addition, the covenants in our senior secured credit facilities require us to maintain a leverage ratio below the maximum total leverage ratio and interest coverage above a minimum interest coverage ratio, and limit our capital expenditures. A breach of any of these covenants could result in a default under one or more of these agreements, including as a result of cross default provisions under our indenture and, in the case of our revolving credit facility, permit the lenders to cease making loans to us. Upon the occurrence of an event of default under our senior secured credit facilities, the lenders could elect to declare all amounts outstanding under our senior secured credit facilities to be immediately due and payable and terminate all commitments to extend further credit. Such actions by those lenders could cause cross defaults under our other indebtedness. If we were unable to repay those amounts, the lenders under our senior secured credit facilities could proceed against the collateral granted to them to secure that indebtedness. We have pledged a significant portion of our assets as collateral under our senior secured credit facilities. If the lenders under the senior secured credit facilities accelerate the repayment of borrowings, the proceeds from the sale or foreclosure upon such assets will first be used to repay debt under our senior secured credit facilities, and we may not have sufficient assets to repay our unsecured indebtedness thereafter, including our notes.

We may not be able to generate sufficient cash to service all of our indebtedness, including the notes, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness, including the notes.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness, including the notes. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments and the indenture governing the notes may restrict us from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.

Repayment of our debt, including the notes, is dependent on cash flow generated by our subsidiaries.

Our subsidiaries own substantially all of our assets and conduct substantially all of our operations. Accordingly, repayment of our indebtedness, including the notes, is dependent, to a significant extent, on the generation of cash flow by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Unless they are guarantors of the notes, our subsidiaries do not have any obligation to pay amounts due on the notes or to make funds available for that purpose. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable DynCorp International to make payments in respect of its indebtedness, including the notes. Each subsidiary is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from DynCorp International’s subsidiaries. While the indenture governing the notes limits the ability of our subsidiaries to incur consensual restrictions on their ability to pay dividends or make other intercompany payments to us, these limitations are subject to certain qualifications and exceptions. In the event that DynCorp International does not receive distributions from its subsidiaries, DynCorp International may be unable to make required principal and interest payments on its indebtedness, including the notes.

We are controlled by Cerberus, who will be able to make important decisions affecting our business.

All of our common stock is indirectly owned by funds and/or managed accounts that are affiliates of Cerberus. As a result, Cerberus is entitled to elect all of our directors, to appoint new management and to approve actions requiring the approval of the holders of our capital stock, including adopting amendments to our certificate of incorporation and approving mergers or sales of substantially all of our assets.

The interests of Cerberus and its affiliates may differ from those of our other investors. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, Cerberus and its affiliates, as equity holders, may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investments, even though such transactions might involve risks. Additionally, our debt agreements permits us to pay advisory fees, dividends or make other restricted payments under certain circumstances, and Cerberus may have an interest in our doing so.

We may compete with, or enter into transactions with, entities in which our controlling stockholder holds a substantial interest.

Cerberus is in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly and indirectly with us. In particular, IAP Worldwide Services, Inc. (“IAP”), an entity in which Cerberus holds a controlling equity interest, may compete with us for certain contracts and other opportunities. Further, Steven F. Gaffney, the Chairman of our Board of Directors and our Chief Executive Officer, also serves as the Chairman of the Board of IAP. Corporate opportunities may arise in the area of potential competitive business activities that may be attractive to us as well as to Cerberus or IAP or their respective affiliates, including through potential acquisitions of competing businesses.

Competition may intensify if an affiliate or subsidiary of Cerberus, including IAP, were to enter into or possibly acquire a business similar to ours. In the event that such a transaction happens, Cerberus is under no obligation to communicate or offer such corporate opportunity to us, even if such opportunity might reasonably have been expected to be of interest to us or our subsidiaries.

In addition, we may in the future make investments in, enter into co-investment or joint venture arrangements with, enter into business combinations with or otherwise collaborate with and invest in other firms or entities, such as our affiliates, including Cerberus or IAP. You should consider that the interests of Cerberus may differ from yours in material respects.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

We are headquartered in Falls Church, Virginia with major administrative offices in Fort Worth, Texas. As of December 30, 2011, we lease 28 commercial facilities in 11 countries used in connection with the various services rendered to our customers. Lease expirations range from month-to-month to ten years. Upon expiration of our leases, we do not anticipate any difficulty in obtaining renewals or alternative space. Many of our current leases are non-cancelable. We do not own any real property.

The following locations represent our primary leased properties as of December 30, 2011:

Location	Description	Business Segment	Size (sq ft)
Fort Worth, TX	Executive offices - Finance and administration	Headquarters	218,925
Salalah Port, Oman	Warehouse and storage - WRM contract	GSDS	125,000
Falls Church, VA	Executive offices - Headquarters	Headquarters	105,814
Coppell, TX	Warehouse- Logistics	Headquarters	96,000
Alexandria, VA	Executive offices - ITS Business Area	GSDS	54,712
Kabul, Afghanistan	Offices and residence - Contingency Operations BAT	GSDS	42,008
Palm Shores, FL	Offices-INL Airwing contract	GPSS	27,215
McClellan, CA	Warehouse - California Fire Program	GPSS	18,800
Dubai, UAE	Executive offices - Finance and administration	Headquarters	18,021
Alexandria, VA	Executive offices - Casals division	GSDS	14,174
Huntsville, AL	Business office - Aviation headquarters	GPSS	13,850

We believe that substantially all of our property and equipment is in good condition, subject to normal use, and that our facilities have sufficient capacity to meet the current and projected needs of our business through calendar year 2012.

ITEM 3. LEGAL PROCEEDINGS.

Information required with respect to this item is set forth in Note 8 to the Delta Tucker Holdings, Inc. consolidated financial statements, in “Item 8. Financial Statements and Supplementary Data” of this Annual Report and is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Not applicable.

ITEM 6. SELECTED FINANCIAL DATA.

The selected historical consolidated financial data for the year ended December 30, 2011, our Inception Year ended December 31, 2010, and the Predecessor’s fiscal quarter ended July 2, 2010 and fiscal years ended April 2, 2010, April 3, 2009 and March 28, 2008 is presented in the table below. These amounts have been revised for the effects of the restatement described in Notes 18 and 19 to the DynCorp International consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the Delta Tucker Holdings, Inc. consolidated financial statements and related notes thereto and the Predecessor consolidated financial statements and related notes thereto, included elsewhere in this Annual Report on Form 10-K.

	Delta Tucker Holdings, Inc.		Predecessor (1)
(Amounts in thousands)		For the period from April 1, 2010 (Inception)	Fiscal Quarter Ended	Fiscal Year Ended
	For the year ended December 30, 2011	through December 31, 2010	July 2, 2010	April 2, 2010	April 3, 2009	March 28, 2008
Results of operations:
Revenue	$3,721,465	$1,697,706	$944,713	$3,572,459	$3,092,974	$2,140,231
Cost of services	(3,409,222)	(1,544,184)	(856,974)	(3,225,250)	(2,766,969)	(1,860,419)
Selling, general and administrative expenses	(149,551)	(78,024)	(38,513)	(106,401)	(103,277)	(118,567)
Merger expenses incurred by Delta Tucker Holdings, Inc.	—	(51,722)	—	—	—	—
Depreciation and amortization	(50,773)	(25,776)	(10,263)	(41,639)	(40,557)	(42,173)
Earnings from equity method investees	12,800	10,337	—	—	—	—
Impairment of equity method investment (5)	(76,647)	—	—	—	—	—
Impairment of goodwill (6)	(33,768)	—	—	—	—	—

Operating income	14,304	8,337	38,963	199,169	182,171	119,072
Interest expense	(91,752)	(46,845)	(12,585)	(55,650)	(58,782)	(54,894)
Bridge commitment fee incurred by Delta Tucker Holdings, Inc.	—	(7,963)	—	—	—	—
Loss on early extinguishment of debt, net	(7,267)	—	—	(146)	(4,131)	—
Interest income	205	420	51	542	2,195	3,062
Other income, net	6,071	1,872	658	5,194	4,997	6,610

Benefit/(provision) for income taxes	20,122	7,881	(9,279)	(47,035)	(39,756)	(28,434)
Net (loss)/income	(58,317)	(36,298)	17,808	102,074	86,694	45,416
Noncontrolling interests	(2,625)	(1,361)	(5,004)	(24,631)	(20,876)	3,306

Net (loss)/income attributable to Delta Tucker Holdings, Inc./Predecessor	$(60,942)	$(37,659)	$12,804	$77,443	$65,818	$48,722

Cash flow data:
Net cash provided by (used in) operating activities	$167,986	$(27,089)	$21,723	$90,473	$140,871	$42,361
Net cash used in investing activities	(3,003)	(878,218)	(2,874)	(88,875)	(9,148)	(11,306)
Net cash (used in) provided by financing activities	(147,315)	957,844	(5,433)	(79,387)	(16,880)	(48,131)
Balance sheet data (end of period):
Cash and cash equivalents	70,205	52,537	135,849	122,433	200,222	85,379
Total assets	2,014,421	2,263,355	1,785,899	1,780,894	1,545,446	1,411,885
Total debt (including Series A Preferred Stock of Predecessor)	872,909	1,024,212	552,209	552,147	599,912	593,162
Total equity attributable to Delta Tucker Holdings, Inc./Predecessor	452,299	512,975	591,417	577,702	496,413	427,129
Total equity	457,485	517,326	596,359	583,524	507,149	423,823

	Delta Tucker Holdings, Inc.		Predecessor (1)
(Amounts in thousands)		For the period from April 1, 2010 (Inception)	Fiscal Quarter Ended	Fiscal Year Ended
	For the year ended December 30, 2011	through December 31, 2010	July 2, 2010	April 2, 2010	April 3, 2009	March 28, 2008
Other financial data:
Working capital (2)	289,352	349,715	468,828	408,232	431,381	353,325
Purchases of property and equipment and software (3)	4,887	8,323	2,874	46,046	7,280	7,738
Backlog (4)	5,741	4,782	5,171	5,571	6,298	6,132

(1)	DynCorp International’s fiscal year presentation was comprised of twelve consecutive fiscal months ended on the Friday closest to March 31 of each year. DynCorp International’s last completed fiscal year, prior to the merger on July 7, 2010, ended on April 2, 2010 (“fiscal year 2010”). The three month period, prior to the merger on July 7, 2010, ended July 2, 2010, is referred to as the “first quarter of fiscal year 2011.” We refer to these fiscal periods of DynCorp International that ended prior to the merger as those of the “Predecessor.”
(2)	Working capital is defined as current assets, net of current liabilities.
(3)	Fiscal year 2010 includes approximately $39.7 million of costs associated with helicopters purchased in anticipation of use under our INL Air Wing program.
(4)	Backlog data is as of the end of the applicable period. See “Business” for further details concerning backlog.
(5)	The Company recorded an impairment of our investment in GLS as of September 30, 2011, in the amount of $76.6 million as a result of the loss in carrying value, that was other than temporary. See Note 12—Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report for further discussion.
(6)	The Company recorded a goodwill impairment charge of $33.8 million for the year ended December 30, 2011. See Note 3— Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report for further discussion.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with the Delta Tucker Holdings, Inc. consolidated financial statements and related notes thereto, the Predecessor DynCorp International Inc. consolidated financial statements and related notes thereto and other data contained elsewhere in this Annual Report. Please see “Item 1A. Risk Factors” and “Forward- Looking Statements” for a discussion of the risks, uncertainties and assumptions associated with these statements. Unless otherwise noted, all amounts discussed herein are consolidated. All references in this Annual Report to fiscal years of the United States (“U.S.”) government pertain to the fiscal year, which ends on September 30th of each year.

Company Overview

We are a leading provider of specialized mission-critical professional and support services for the U.S. military, non-military U.S. governmental agencies and foreign governments. Our specific global expertise is in law enforcement training and support, security services, base and logistics operations, intelligence training, rule of law development, construction management, platform services and operations and linguist services. We also provide logistics support for all our services. Through our Predecessor entities, we have provided essential services to numerous U.S. government departments and agencies since 1951. Our current customers include the U.S. Department of Defense (“DoD”), the Department of State (“DoS”), foreign governments, commercial customers and certain other U.S. federal, state and local government departments and agencies.

Delta Tucker Holdings, Inc. was formed for the purpose of acquiring DynCorp International Inc. (“DynCorp International”) and had immaterial assets and virtually no operations, except for costs associated with acquiring DynCorp International, prior to the merger on July 7, 2010. Delta Tucker Holdings, Inc. remains the holding company of DynCorp International. DynCorp International wholly owns DynCorp International, LLC, which functions as the operating company.

Our business is aligned into three operating segments, two of which, Global Stabilization and Development Solutions (“GSDS”) and Global Platform Support Solutions (“GPSS”), are wholly-owned. Our third segment, GLS, is a 51% owned joint venture and accounted for as an operationally integral unconsolidated equity method investee. Our reporting segments are identical to our operating segments. Each segment, with the exception of GLS, is comprised of numerous contracts. We align our contracts into Business Area Teams (“BATs”) to assist with the management of our contracts based on the types of services we provide.

As of December 30, 2011, we employed or managed approximately 29,000 personnel, including approximately 7,200 personnel from our GLS segment and other affiliates. We operate in 36 countries through approximately 86 active contracts and approximately 116 active task orders.

We report the results of our operations using a 52-53 week year ending on the Friday closest to December 31. This Annual Report on Form 10-K reflects our financial results for the year ended December 30, 2011 (“calendar year 2011”) and for the period from April 1, 2010 (Inception) through December 31, 2010 (“inception year”). We refer to the Inception Year period as “calendar year 2010” throughout this Annual Report on Form 10-K.

Also included in this Annual Report on Form 10-K are financial statements for DynCorp International, which we acquired by merger on July 7, 2010. DynCorp International’s historical fiscal year presentation was comprised of twelve consecutive fiscal months ended on the Friday closest to March 31 of each year. DynCorp International’s last completed fiscal year, prior to the merger on July 7, 2010, ended on April 2, 2010 (“fiscal year 2010”). The three month period ended July 2, 2010, which is the last quarter completed prior to the merger on July 7, 2010, is referred to as the “fiscal quarter ended July 2, 2010.” For clarity in this Annual Report on Form 10-K, we refer to these fiscal periods of DynCorp International that ended prior to the merger as those of the “Predecessor.”

Current Operating Environment and Outlook

External Factors

Since 2001 the overall level of U.S. defense spending has doubled. These historically high defense expenditures were driven by funding operations in Iraq and Afghanistan, which have been appropriated separate and apart from the Department of defense’s base budgeting process. As a result of the U.S. military withdrawal from Iraq in December of 2011, there has been a proportional and expected decline in operational costs. Further downward pressure on the defense budget is being guided by projected draw-downs in Afghanistan and domestic fiscal challenges.

Last August, in reaction to the continued growing budget deficit, Congress enacted the Budget Control Act of 2011 (“the Act”). In addition to setting topline budget authority for fiscal years 2012-2022, the Act directed Congress to create the Joint Select Committee on Deficit Reduction (the “Super Committee”). The Super Committee consisted of six Republicans and six Democrats appointed by the party leadership of the House and Senate. The Super Committee’s mandate was to submit a package of proposals to achieve $1.2 trillion in additional deficit reduction over a ten year period. This would have been the second installment of deficit reduction measures in addition to the nearly $1.0 trillion already identified in the Act. The Super Committee was unable to reach an agreement by the November 23, 2011 deadline. As a result, beginning in January 2013, $1.0 trillion in automatic spending cuts, called sequestration, is set to be triggered, falling evenly on security and non-security programs. Both Congress and the Administration have suggested sequestration is bad policy that would significantly harm our national security and have both pledged to eliminate the threat of the automatic cuts. However, no solution has yet been identified. Budgets are therefore uncertain for the future with these looming cuts to military spending, until an agreed upon solution is enacted.

Funding for our programs is dependent upon the annual budget and the appropriation decisions, as well as geo-political and macroeconomic conditions, which are beyond our control. While these dynamics could place pressure across defense spending, the President’s fiscal year 2013 defense budget request validates that the weapon system acquisition and modernization programs will be most negatively impacted by budget reductions. Operations and Maintenance budgets will remain relatively robust, influenced by (i) the need to reset equipment coming out of Iraq, (ii) the logistics and support chain associated with repositioning of forces and drawdown in Iraq and (iii) further deployments to Afghanistan. Furthermore, we believe the following industry trends will result in continued strong demand in our target markets for the types of services we provide:

•

realignment in military force structure, leading to increased outsourcing of non-combat functions, including life-cycle asset management functions ranging from organizational to depot-level maintenance;

•	continued focus on smart power initiatives by DOS, USAID, the United Nations, and even the DOD, to include development and smaller-scale stability operations;

•	increased maintenance, overhaul and upgrade needs to support aging military platforms;

•	growth in outsourcing by foreign governments of maintenance, supply support, facilities management, infrastructure upgrades and construction management-related services; and

•

further effort by the U.S. government to move from single award to multiple award IDIQ contracts, which offer an opportunity to increase revenue by competing for task orders with the other contract awardees.

We believe that there will be opportunities to win new Iraq based business over the next three to five years for logistics, equipment reset, training and mentoring of Iraqi forces and government agencies and translation services to support security and peacekeeping activities.

We believe that we are well positioned in Afghanistan to capitalize on the U.S. government focus, including security forces training and mentoring, aircraft logistics and operations, infrastructure development and logistics services under LOGCAP IV through calendar year 2012. Additionally, as the President’s budget notes, as the U.S. military draws-down, the Department of State will increase their diplomatic activities in Afghanistan. Similar to the situation in Iraq, we believe this situation could create opportunities for us. However, recent comments pointing towards accelerating the transition from a combat to train and advise mission could lead to a shift in program priorities and funding requirements. The investments and acquisitions we have made over the past three years have been focused on aligning our business to address areas that have high growth potential, including intelligence training and rule of law development, as well as parallel evolving customer requirements. Nevertheless, the possibility remains that one or more of our programs could be reduced, postponed, or terminated as a result of the Obama administration’s assessment of priorities in the next year and following.

Current Economic Conditions

We believe that our industry and customer base are less likely to be affected by many of the factors generally affecting business and consumer spending. Our contracts typically have a term of three to ten years consisting of a base period of one year with multiple one-year options, and we have a strong history of being awarded a majority of the contract options.

Additionally, since our primary customer is the federal government, we have not historically had significant issues with bad debt. However, given the continued scrutiny by the U.S. government, we could be subjected to regulatory requirements, which could require audits at various points within our contracting process. An adverse finding under an audit could result in the disallowance of costs under a U.S. contract, termination of a U.S. government contract, forfeiture of profits or suspension of payments, which could prove to be impactful to our liquidity position and affect our ability to invoice and receive timely payment on our contracts, perform contracts or compete for contracts with the U.S. government. If the DCAA cannot complete timely periodic reviews of our control systems, they could render the status of these systems as “non-current” resulting in an adverse outcome.

We cannot be certain that the economic environment or other factors will not adversely impact our business, financial condition or results of operations in the future. We believe that our primary sources of liquidity, such as customer collections and the Senior Credit Facility (as defined below), will enable us to continue to perform under our existing contracts and support further growth of our business. However, adverse conditions, such as a long term credit crisis, could adversely affect our ability to obtain additional liquidity or refinance existing indebtedness at acceptable terms or at all, which could adversely affect our business, financial condition and results of operations. See “Risk Factors—Economic conditions could impact our business” for a discussion of the risks associated with current economic conditions.

Notable Events for the year ended December 30, 2011

•

In January 2011, we received a $46.0 million tax refund from the Internal Revenue Service (“IRS”). We had previously received a $34.1 million tax refund from the IRS in December 2010. The combined $80.1 million refund related to an approved change in accounting method (“CIAM”).

•	In January 2011, we were awarded a task order under our CFT program with the U.S. Air Force. The one year base and one option year contract is estimated to generate revenue of up to $105.0 million.

•

In January 2011, we terminated certain legacy Phoenix employees. This accelerated certain retention bonus expenses previously being amortized over thirty-six months, resulting in $3.1 million in unallowable retention bonus expenses incurred during the three months ended April 1, 2011. This was a non-cash expense funded through a Phoenix acquisition related escrow account.

•

In February 2011, we sent termination notices to approximately 36 employees working in Germany on the CFT program. This resulted in us incurring approximately $2.2 million of allowable severance costs, which was recorded in Cost of services within our Statement of Operations.

•	In February 2011, we were notified that the Iraqi based portion of the CivPol contract was extended until March 2012.

•

In February 2011, we were awarded a contract through our subsidiary, Casals, in Timor Leste to support anti-corruption efforts. The 36 month contract has an estimated revenue value of up to $6.9 million.

•

In March 2011, we realigned and eliminated certain positions in order to improve the structure of our company. This triggered severance expense of $1.7 million, which was allowable and allocated to our operating segments and resulted in lower consolidated labor related to Selling, general and administrative (“SG&A”) expenses over the remainder of calendar year 2011.

•

In March 2011, we were notified that we lost the Life Cycle Support Services (“LCCS”) Navy contract. This caused us to revalue certain inventory at its market value, which resulted in a $1.9 million write down of inventory in Cost of services within our Statement of Operations. We also reclassified the remaining carrying value of $2.8 million of assets as held for sale.

•

In March 2011, we made a $50.0 million payment on our term loan. This included the scheduled quarterly $1.4 million payment as well as $48.6 million of additional principal. This caused the acceleration of unamortized deferred financing fees of $2.4 million, which were recorded as Loss on extinguishment of debt within our Statement of Operations.

•

In March 2011, we entered into an agreement to sell two MD 530F Helicopters totaling $1.6 million. We also wrote down the remaining value of the helicopter inventory by $0.6 million in line with the pending sales price during the first quarter of calendar year 2011. This sale closed in May 2011.

•

In March 2011, we received our second LOGCAP IV Award Fee determination related to the Afghanistan operations. This award fee covered definitized costs from August 1, 2010 through January 31, 2011 and the determination was higher than our estimated award fee scores resulting in the recognition of total revenue of $29.4 million for the three months ended July 1, 2011.

•

In May 2011, we were selected by the DoS Bureau of International Narcotics and Law Enforcement Affairs as one of five providers on the Criminal Justice Program Support (“CJPS”) contract. The contract is an IDIQ contract with a one year base and four option years with a total potential value of $10.0 billion across all providers.

•

In May and June 2011, we were awarded four new task orders by the U.S. Air Force under the Air Force Contract Augmentation Program III (“AFCAP III”). The task orders, with a one year base and one option year, have a revenue potential of $48.5 million.

•

In July 2011, GLS was awarded, by the Department of the Army, a multiple-award IDIQ contract. GLS will be one of six providers that will compete for task orders on the $9.7 billion DLITE contract providing translation and interpretation services worldwide for Army personnel, among other services.

•	In July 2011, we were awarded two new task orders under the CFT contract vehicle for aviation maintenance work. The task orders have a combined potential value of $244.8 million.

•

In August 2011, we were awarded a contract with the U.S. Naval Air Systems to provide aviation maintenance and logistic support. The total value of the cost-plus-fixed fee contract is $490.0 million, with four option years and a base year valued at $92.8 million.

•

In August 2011, we were awarded a contract with the U.S. Air Force to provide aircraft maintenance and other services. The total value of the firm-fixed price contract is $400.9 million with six option years and a base year value at $54.4 million.

•

In September 2011, we were awarded a contract with the U.S. Navy to provide operations and maintenance services. The total value of the fixed price contract is $20.9 million with four option years and one base year.

•

In September 2011, Global Response Services (“GRS”), our 51% owned joint venture, was one of four contractors awarded an IDIQ contract by the Department of the Navy. The total potential value of the contract is $900.0 million over five years.

•	In September 2011, we were awarded two new task orders under the Worldwide Protective Services (“WPS”) contract within our Security BAT.

•

In October 2011, we were awarded a task order under the CFT contract with the U.S. Army to provide aviation maintenance, modifications and logistics support for the Army rotary wing aircraft. The task order is for one base year and one option year and has a potential value of approximately $80.0 million, if all options are exercised.

•

In October and December 2011, we made two separate principal payments, each for $48.7 million and $50.0 million, respectively, on our term loan. The October payment eliminated all future quarterly amortization payments until maturity. These payments caused the acceleration of unamortized deferred financing fees of $4.9 million, which were recorded as a Loss on extinguishment of debt within our Statement of Operations during the fourth quarter of calendar year 2011.

•

In November and December 2011, we received our third LOGCAP IV Award Fee determination related to Afghanistan and Kuwait operations, respectively. These award fee determinations covered definitized costs from February 1, 2011 through July 31, 2011 and in total were lower than our estimated award fee scores.

Delta Tucker Holdings, Inc. Results of Operations—Fiscal Year Ended December 30, 2011

As a result of the Merger discussed above, our results of operations presented are for the year ended December 30, 2011 and for the period from April 1, 2010 (Inception) through December 31, 2010, which is a shorter operating period. As such, the results of operations for the two periods are not comparable and have been presented separately.

Consolidated Results

	Delta Tucker Holdings, Inc.
(Amounts in thousands)	For the year ended December 30, 2011
Revenue	$3,721,465	100.0%
Cost of services	(3,409,222)	(91.6)%
Selling, general and administrative expenses	(149,551)	(4.0)%
Depreciation and amortization expense	(50,773)	(1.4)%
Earnings from equity method investees	12,800	0.3%
Impairment of equity method investment	(76,647)	(2.0)%
Impairment of goodwill	(33,768)	(0.9)%

Operating income	14,304	0.4%
Interest expense	(91,752)	(2.5)%
Loss on early extinguishment of debt	(7,267)	(0.2)%
Interest income	205	—%
Other income, net	6,071	0.2%

Loss before income taxes	(78,439)	(2.1)%
Benefit for income taxes	20,122	0.5%

Net loss	(58,317)	(1.6)%
Noncontrolling interests	(2,625)	(0.1)%

Net loss attributable to Delta Tucker Holdings, Inc.	$(60,942)	(1.7)%

Revenue — Revenue of $3,721.5 million for the year ended December 30, 2011 was primarily driven by revenue earned under the Contingency Operations, Training and Mentoring, Aviation and Air Operations BATs, which comprised over 90% of total consolidated revenue. See further discussion of our revenue results in the “Results by Segment” below.

Cost of services — Costs of services are comprised of direct labor, direct material, overhead, subcontractor, travel, supplies and other miscellaneous costs. Cost of services for the year ended December 30, 2011 totaled $3,409.2 million, or 91.6% of revenue. As a percentage of revenue, cost of services was primarily driven by our overall contract mix from all of our programs. In 2011, a significant amount of our contracts were cost reimbursable, which tends to carry lower margins and risk compared to fixed price contracts. See further discussion of the impact of program margins in the “Results by Segment” below.

Selling, general and administrative expenses (“SG&A”) — SG&A primarily relates to functions such as management, legal, financial accounting, contracts and administration, human resources, management information systems, purchasing and business development. SG&A of $149.6 million for the year ended December 30, 2011 was 4.0% of revenue and was primarily comprised of (i) consulting and other professional services that became necessary to assist in completing business systems improvements (ii) labor and contract labor costs and (iii) severance costs.

Depreciation and amortization — Depreciation and amortization for the year ended December 30, 2011 was $50.8 million and consisted primarily of unallowable monthly amortization expenses recognized since the Merger date on the carrying values of intangibles valued at fair value and the associated depreciation on property and equipment purchases.

Earnings from equity method investees — Earnings from equity method investees for the year ended December 30, 2011 was $12.8 million. This amount includes our proportionate share of equity method investees deemed to be an extension of our BATs and operationally integral to our business, such as GLS. As a result of the impairment recorded in September 2011, we no longer recognized any earnings related to our equity method investee, GLS, until we receive cash through dividend distributions.

Impairment of equity method investment — Impairment of equity method investment for the year ended December 30, 2011 was $76.6 million. We recognized an impairment charge on our investment in GLS as we concluded it had an other than temporary loss in value during the period. See Note 12 to the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report for further discussion.

Impairment of goodwill — Impairment of goodwill for the year ended December 30, 2011 was $33.8 million. We recognized an impairment charge on our goodwill associated with two reporting units within the GSDS reporting segment as a result of our annual goodwill impairment test. See Note 3 to the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report for further discussion.

Interest expense — Interest expense for the year ended December 30, 2011 was $91.8 million. Interest expense was impacted by the financing costs of our senior unsecured notes and our senior credit facility, including the amortization of deferred financing costs, interest related to financed insurance, interest on certain taxes and other miscellaneous interest expense.

Loss on early extinguishment of debt — Loss on the early extinguishment of debt of $7.3 million for the year ended December 30, 2011 was attributable to principal prepayments on the term loan totaling $147.3 million made during calendar year 2011. Deferred financing costs associated with the additional prepayment were expensed and recorded to Loss on early extinguishment of debt.

Other income, net — Other income, net for the year ended December 30, 2011 was $6.1 million. Other income was primarily related to our earnings from our unconsolidated joint venture that is not considered integral to our business.

Income taxes — Our effective tax rate for the year ended December 30, 2011 was 25.7% primarily as a result of our combined federal and state statutory rates and certain permanent differences, primarily resulting from the Merger. Additionally, for the year ended December 30, 2011 we reversed approximately $1.0 million in reserves on uncertain tax positions in conjunction with new IRS guidance.

Results by Segment

The following table sets forth the revenue for our GSDS, GPSS and GLS operating segments, both in dollars and as a percentage of our segment revenue as well as operating income for the year ended December 30, 2011.

	Delta Tucker Holdings, Inc.
	For the year ended December 30, 2011
(Amounts in thousands)	Reportable Segments
Revenue
Global Stabilization and Development Solutions	$2,402,092	59.0%
Global Platform Support Solutions	1,313,628	32.2%
Global Linguist Solutions	359,568	8.8%

Total Segments	4,075,288	100.0%
GLS deconsolidation(3)	(359,568)
Headquarters/eliminations(1)	5,745

Consolidated revenue	$3,721,465

Operating Income
Global Stabilization and Development Solutions (4)	$24,147	1.0%
Global Platform Support Solutions	111,252	8.5%
Global Linguist Solutions	26,661	7.4%

Total Segments	162,060	4.0%
GLS deconsolidation(3)	(26,661)
Headquarters(2)	(121,095)

Consolidated operating income	$14,304

(1)	Headquarters/eliminations primarily represents revenue earned between segments on shared service arrangements for general and administrative services provided to unconsolidated joint ventures at zero profit.

(2)	Headquarters operating income primarily relates to amortization of intangible assets and other costs that are not allocated to segments and are not billable to our U.S. government customers, partially offset by equity method investee income. In the third quarter of calendar year 2011, we recognized an impairment on our equity method investment in GLS. See Note 12 to the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report for further discussion.
(3)	The Company deconsolidated GLS effective July 7, 2010.
(4)	GSDS operating income includes the impairment of goodwill recognized for the year ended December 30, 2011 of $33.8 million. See Note 3 to the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report for further discussion.

Global Stabilization and Development Solutions

Revenue — Revenue of $2,402.1 million for the year ended December 30, 2011 was primarily driven by LOGCAP IV operations within the Contingency Operations BAT and our Training and Mentoring BAT. These two BATs comprised over 90% of the GSDS revenue. This and other sources of revenue for the year ended December 30, 2011 are discussed below.

Contingency Operations — Revenue of $1,656.7 million for the year ended December 30, 2011 was primarily driven by revenue earned for LOGCAP IV operations in Afghanistan, including award fee revenue. The LOGCAP IV contract is a primarily cost-reimbursable contract providing for payment of allowable incurred costs, to the extent prescribed in the contract, plus a fixed base fee and an award fee. In addition to the revenue received thus far for allowable costs and fixed based fee, we have been impacted by the additional revenue recorded for our related award-fees earned in the current year. We accrue award fees when we can make reasonable estimates for determining the total estimated contract revenue. In the aggregate, we recorded an unfavorable adjustment of $1.8 million as our actual award fee determination was lower than our estimate of the LOGCAP IV award fee scores.

Development — Revenue of $26.1 million for the year ended December 30, 2011 was primarily attributable to the management consulting services we provide assisting with the development of stable and democratic governments and aiding the growth of democratic public and civil institutions.

Intelligence Training and Solutions — Revenue of $29.0 million for the year ended December 30, 2011 primarily consisted of collection and analysis services performed by our subsidiary Phoenix Consulting Group, LLC (“Phoenix”). Historically, revenue related to this BAT primarily consisted of training services provided through Phoenix; however, we are expanding our core competency in collection and analysis to deliver global mission support to the intelligence and special operations community. Through Phoenix, we provide proprietary training courses, management consulting and augmentation services to the intelligence community and national security clients. We continue to pursue new training opportunities within this BAT in addition to expanding global mission to the intelligence and special operations community.

Training & Mentoring — Revenue of $620.9 million for the year ended December 30, 2011 was primarily driven by our CivPol, AMDP and CSTC-A programs. The AMDP program, which we were awarded in December 2010, was in full operation by the beginning of the third quarter. The AMDP program substantially replaced the CivPol Afghanistan program, although at lower margins. Also contributing to our Training & Mentoring revenue was our CSTC-A program. We expect our Training & Mentoring revenue to increase through calendar year 2012 as a result of the anticipated growth in our AMDP and CSTC-A programs, although at lower margins than historically received on the CivPol Afghanistan program.

Security — Revenue of $69.0 million for the year ended December 30, 2011 was primarily attributable to both Worldwide Protective Services (“WPS”) and World Wide Personal Protection Program (“WPPS”). Operations under the WPPS program ended during calendar year 2011; however, we expect revenue within this BAT to trend upward as we obtained the WPS contract in September of 2011, replacing the WPPS program. The WPS program is fully operational and we continue to pursue new business opportunities providing security and personal protection within this BAT.

Operating income — Operating income of $24.1 million for the year ended December 30, 2011, was primarily due to revenue contributions on such programs as LOGCAP IV, AMDP and CivPol. The LOGCAP IV program provided for additional operating income through the related award fees and base fees earned during the year. Operating income was offset by non-routine severance costs within the Intelligence Training and Solutions (“ITS”) and Development BATs incurred in the first quarter of calendar year 2011 and a contract loss of $5.0 million related to an investment in our Contingency Operations BAT incurred to strategically enter into additional service areas in Afghanistan. Additionally, we incurred an impairment charge of $33.8 million related to the ITS and Training and Mentoring reporting units as a result of our annual goodwill impairment test. See Note 3 to the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report for further discussion. Aggregate total adjustments to operating income, resulting from changes to contract estimates for this segment, amounted to $5.0 million for the year ended December 30, 2011 primarily due to award fee revenue earned under the LOGCAP IV program discussed above. As a percentage of revenue, operating income was 1.0% of revenue primarily due to LOGCAP IV, AMDP and CivPol carrying lower margins than our firm fixed price contracts. Lower margins are anticipated going forward as the CivPol programs have been substantially replaced in Afghanistan by the AMDP program.

Global Platform Support Solutions

Revenue — Revenue of $1,313.6 million for the year ended December 30, 2011 was attributable to our operations under the Aviation and Air Operations BATs.

Aviation — Revenue of $638.3 million for the year ended December 30, 2011 was primarily driven by operations under our CFT, Counter Narcoterrorism Technology Program Officer (“CNTPO”) programs and international contracts that continue to show strong revenue performance. Most recently we secured the Pax River contract that has yielded positive revenue performance for the quarter. While this BAT has shown positive results, it was also negatively impacted during the year by the loss of the LCCS contract, which effectively ended November 2010. We believe this BAT will continue to show growth in calendar year 2012 as we believe we will obtain a competitive advantage in winning new contracts with our customers refocusing on the best value rather than just low cost. We recently benefited from a win of the Fort Campbell contract, which is another CFT contract.

Air Operations — Revenue of $465.3 million for the year ended December 30, 2011 was primarily attributable to our INL Air Wing program, providing aircraft maintenance, intra-theater transportation and construction services for DoS personnel throughout Iraq and Afghanistan. We expect continued growth within the INL Air wing program as we continue to expand our aircraft and personnel requirements in support of the DoS in Iraq and Afghanistan.

Operations & Maintenance — Revenue of $208.7 million for the year ended December 30, 2011 was primarily driven by operations under our WRM, Philippines Operations Support and Navistar Defense programs. Operations under the Navistar program include operations that were previously included under our Mine Resistant Ambush Protected Vehicles (“MRAP”) program. We anticipate steady growth from the Navistar program through calendar year 2012, as we are optimistic of obtaining extensions on the order for another year. Additionally, operations under our WRM and Philippines Operations Support programs are expected to continue at the current pace for calendar year 2012.

Operating income — Operating income of $111.3 million for the year ended December 30, 2011 was primarily attributable to income produced by our INL Air Wing program from operations in Iraq, Afghanistan and other countries. Operating income was also impacted by better than expected profitability of our Aviation BAT, partially offset by first quarter events, such as $2.2 million of severance expense related to certain German employees on the CFT program and a $1.9 million write-down of LCCS inventory. Aggregate total adjustments to operating income resulted from changes to contract estimates for this segment amounted to $3.7 million for the year ended December 30, 2011.

Global Linguist Solutions

Revenue — Revenue of $359.6 million was directly linked to the number of linguists deployed in support of U.S. troop levels in Iraq. The focus of the Obama Administration over the past year has been to ramp down the troops in Iraq which has had a direct impact on revenue. President Obama recently declared an end to the Iraq war and requested the troops be withdrawn. Due to these factors, as well as the issuance of a Form 1 by the DCAA (see Note 12 to the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report for further discussion), we recorded an impairment of our investment in GLS in the amount of $76.6 million. We have submitted a bid on the first task order related to the DLITE contract, although no final decision on this task order is expected until the second half of calendar year 2012. As a result of the matters mentioned above, we believe revenue from this segment will continue to decline through calendar year 2012.

Operating income — Operating income of $26.7 million, or 7.4% of revenue, for the year ended December 30, 2011 was primarily driven by revenue recognized by GLS during the year, including associated award fee revenue. We believe operating income will continue to decline through calendar year 2012, given the recent developments mentioned above. Aggregate total adjustments to operating income resulting from changes to contract estimates due to positive award fee determinations for this segment amounted to $2.0 million for the year ended December 30, 2011.

Delta Tucker Holdings, Inc. Results of Operations—April 1, 2010 (Inception) Through December 31, 2010

Consolidated Results

	Delta Tucker Holdings, Inc.
(Amounts in thousands)	For the period from April 1, 2010 (Inception) through December 31, 2010
Revenue	$1,697,706	100.0%
Cost of services	(1,544,184)	(91.0)%
Selling, general and administrative expenses	(78,024)	(4.6)%
Merger expenses incurred by Delta Tucker Holdings, Inc.	(51,722)	(3.0)%
Depreciation and amortization expense	(25,776)	(1.5)%
Earnings from equity method investees	10,337	0.6%

Operating income	8,337	0.5%
Interest expense	(46,845)	(2.8)%
Bridge commitment fee incurred by Delta Tucker Holdings, Inc	(7,963)	(0.5)%
Interest income	420	—%
Other income, net	1,872	0.2%

Loss before income taxes	(44,179)	(2.6)%
Benefit for income taxes	7,881	0.5%

Net loss	(36,298)	(2.1)%
Noncontrolling interests	(1,361)	(0.1)%

Net loss attributable to Delta Tucker Holdings, Inc.	$(37,659)	(2.2)%

Revenue — Revenue was $1,697.7 million for the period from April 1, 2010 (Inception) through December 31, 2010. Revenue was primarily driven by revenue from our Contingency Operations BAT within our GSDS segment, which yielded a fully ramped-up LOGCAP IV Afghanistan task order and award fee recognition on the LOGCAP IV program. See further discussion in our results by segments below.

Cost of services — Costs of services are comprised of direct labor, direct material, overhead, subcontractor, travel, supplies and other miscellaneous costs. Cost of services was $1,544.2 million for the period from April 1, 2010 (Inception) through December 31, 2010. As a percentage of revenue, Cost of services was 91.0%, primarily driven by the contribution of relatively lower margin revenue from our LOGCAP IV program.

Selling, general and administrative expenses (“SG&A”) — SG&A primarily relates to functions such as management, legal, financial accounting, contracts and administration, human resources, management information systems, purchasing and business development. SG&A expenses were $78.0 million for the period from April 1, 2010 (Inception) through December 31, 2010. SG&A expenses were comprised primarily of $39.4 million in labor costs and severance related costs of $7.5 million in association with our former CEO and CFO. SG&A also includes legal defense and settlement costs.

Merger expenses incurred by Delta Tucker Holdings, Inc. — Merger expenses incurred by Delta Tucker Holdings, Inc. relate to legal costs and deal fees directly associated with the Merger, other than the bridge commitment fee which is discussed separately below. These expenses are non-recurring.

Depreciation and amortization — Depreciation and amortization were $25.8 million for the period from April 1, 2010 (Inception) through December 31, 2010. The expense consist of monthly amortization expenses recognized since the Merger date based on the carrying values of customer related intangibles recorded from acquisition accounting and amortization related to the cost basis of pre-Merger assets.

Earnings from equity method investees — Earnings from unconsolidated affiliates of $10.3 million includes our proportionate share of equity method investees deemed to be an extension of our BATs and operationally integral to our business. The majority of earnings from unconsolidated affiliates are primarily attributable to GLS.

Interest expense — Interest expense was $46.8 million for the period from April 1, 2010 (Inception) through December 31, 2010. Interest expense was driven by amortization of deferred financing costs and our average outstanding debt from the new Senior Credit facility (the “Senior Credit Facility”) and the new Senior Unsecured notes (the “Senior Unsecured Notes”). Pre-Merger interest was $12.7 million.

Bridge commitment fee incurred by Delta Tucker Holdings, Inc. — Bridge commitment fees relate to costs associated with a bridge financing arrangement which expired upon issuance of the notes issued in connection with the Merger.

Other income, net — Other income, net was $1.9 million and includes our share of earnings from unconsolidated joint ventures that are not operationally integral to our business as well as gains/losses from foreign currency.

Benefit for income taxes — Benefit for income taxes was a net benefit of $7.9 million primarily due to the pre-tax loss driven by the Merger expenses and bridge commitment fees incurred by Delta Tucker Holdings, Inc.

The following table sets forth the revenue for our GSDS, GPSS and GLS operating segments, both in dollars and as a percentage of our consolidated revenue as well as operating income for the operating segments, along with segment operating margin, for the period from April 1, 2010 (Inception) through December 31, 2010. Amounts agree to our Segment disclosure in Note 11 to the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

	Delta Tucker Holdings, Inc.
	For the period from April 1, 2010 (Inception) through December 31, 2010
(Amounts in thousands)	Reportable Segments
Revenue
Global Stabilization and Development Solutions	$1,053,841	53.3%
Global Platform Support Solutions	638,928	32.3%
Global Linguist Solutions	285,820	14.4%

Total Segments	1,978,589	100.0%
GLS deconsolidation	(285,820)
Headquarters/eliminations(1)	4,937

Consolidated revenue	$1,697,706
Operating Income
Global Stabilization and Development Solutions	$36,100	3.4%
Global Platform Support Solutions	54,691	8.6%
Global Linguist Solutions	19,287	6.7%

Total Segments	110,078	5.6%
GLS deconsolidation	(19,287)
Headquarters(2)	(82,454)

Consolidated operating income	$8,337

(1)	Headquarters/eliminations primarily represents revenue earned on shared service arrangements for general and administrative services provided to unconsolidated joint ventures at zero profit and eliminations of intercompany revenue earned between segments.
(2)	Headquarters operating income primarily relate to amortization of intangible assets and other costs that are not allocated to segments and are not billable to our U.S. government customers. In addition, Merger expenses incurred by Delta Tucker Holdings, Inc. are included in Headquarters.

Global Stabilization and Development Solutions

Revenue — Revenue was $1,053.8 million for the period from April 1, 2010 (Inception) through December 31, 2010.

Contingency Operations — Revenue was $722.6 million, for the period from April 1, 2010 (Inception) through December 31, 2010, primarily due to the benefit of fully ramped-up LOGCAP IV operations in Afghanistan combined with the recognition of award fee revenue during the period as we received notification from our customer on our award fee performance on several task orders.

Development — Revenue was $41.3 million, for the period from April 1, 2010 (Inception) through December 31, 2010, primarily from our Africa Peacekeeping and AFRICAP programs.

Intelligence Training and Solutions — Revenue was $16.5 million, for the period from April 1, 2010 (Inception) through December 31, 2010, consisting primarily of training services performed by our subsidiary, Phoenix Consulting Group Inc.

Training, Mentoring & Security — Revenue was $279.8 million, for the period from April 1, 2010 (Inception) through December 31, 2010, primarily driven by personnel levels on our CivPol program. During the period, we experienced reductions in personnel levels on CivPol as a result of a shift in strategy by our customer to focus on more highly skilled training and mentoring services while reducing the overall number of deployed trainers and mentors in Iraq and a temporary decline in personnel during the transition period between the DoS and DoD in Afghanistan. We were awarded a new contract by the U.S. Army in December 2010, however, given the nature of the new contract, we could experience lower profit margins than those originally experienced with the CivPol Afghanistan contract. The base period of performance runs for twenty-four months with one twelve month option period. The total contract value for the thirty-six months is approximately $1.0 billion.

Operating income — Operating income was $36.1 million for the period from April 1, 2010 (Inception) through December 31, 2010. As a percentage of revenue, operating income was 3.4%, which was driven by the high percentage of revenue coming from the LOGCAP IV program, which has had relatively low margins since the inception of the contract in fiscal year 2010.

Global Platform Support Solutions

Revenue — Revenue was $638.9 million for the period from April 1, 2010 (Inception) through December 31, 2010. Excluding the impact of segment home office, which is unallowable.

Aviation — Revenue was $354.1 million for the period from April 1, 2010 (Inception) through December 31, 2010, primarily impacted by declining work on our CFT programs as a result of decreasing rates on our CFT task orders and the impact of the loss of our LCCS Army program which transitioned to a new awardee in November 2010. In the period, we also recognized a $9.5 million settlement of a claim on the LCCS program and experienced an increase in the Sheppard Air Force Base contract, which was fully ramped-up with higher revenue in the second half of the calendar year.

Air Operations — Revenue was $183.3 million for the period from April 1, 2010 (Inception) through December 31, 2010, primarily driven by revenue on the INL Air Wing program providing transportation services in Iraq, as well as an increase in service levels in Afghanistan which started in the third quarter of fiscal year 2011. However, we experienced a decrease in INL service levels in Colombia during the period.

Operations & Maintenance — Revenue of $103.2 million for the period from April 1, 2010 (Inception) through December 31, 2010, was primarily driven by revenue earned on the MRAP program.

Operating income — Operating income of $54.7 million was primarily impacted by low margins on revenue in our Aviation and Operations & Maintenance BATs, partially offset by the recognition of $9.5 million from the settlement of a claim on the LCCS program, which directly benefited our operating margin.

Global Linguist Solutions

Revenue — Revenue was $285.8 million for the period from April 1, 2010 (Inception) through December 31, 2010, directly linked to the number of linguists deployed in support of U.S. troop levels in Iraq, which has trended lower during the period due to the troop drawdown. GLS is an operationally integral equity method investee and as such, revenue for the entity is not included in our consolidated revenue on our statement of operations.

Operating income — Operating income was $19.3 million for the period from April 1, 2010 (Inception) through December 31, 2010 which was directly impacted by revenue as discussed above and the receipt of higher than expected award fee scores on the program.

Predecessor Results of Operations—Fiscal Quarter Ended July 2, 2010

Consolidated Results

The following table sets forth our consolidated results of operations, both in dollars and as a percentage of revenue for the fiscal quarter ended July 2, 2010:

	Predecessor
(Amounts in thousands)	Fiscal quarter ended July 2, 2010
Revenue	$944,713	100.0%
Cost of services	(856,974)	(90.7)%
Selling, general and administrative expenses	(38,513)	(4.1)%
Depreciation and amortization expense	(10,263)	(1.1)%

Operating income	38,963	4.1%
Interest expense	(12,585)	(1.3)%
Interest income	51	—%
Other income, net	658	0.1%

Income before income taxes	27,087	2.9%
Provision for income taxes	(9,279)	(1.0)%

Net income	17,808	1.9%
Noncontrolling interests	(5,004)	(0.5)%

Net income attributable to DynCorp International Inc.	$12,804	1.4%

Revenue — Revenue for the fiscal quarter ended July 2, 2010 was $944.7 million, which is more fully described in the results by segment, and included a full quarter of revenue from the LOGCAP IV Afghanistan task, which did not start ramping up until the end of the second quarter in fiscal year 2010.

Cost of services — Costs of services are comprised of direct labor, direct material, overhead, subcontractor, other direct costs and overhead. Other direct costs include travel, supplies and other miscellaneous costs. Costs of services for the fiscal quarter ended July 2, 2010 totaled $857.0 million, or 90.7% of revenue. Cost of services included a large LOGCAP IV contribution. A change in overall contract mix and cost increases on CFT programs also impacted Cost of services for the period.

Selling, general and administrative expenses (“SG&A”) — SG&A primarily relates to functions such as management, legal, financial accounting, contracts and administration, human resources, management information systems, purchasing and business development. SG&A for the fiscal quarter ended July 2, 2010 was $38.5 million, or 4.1% of revenue. SG&A costs for the quarter contained bid and proposal costs to support future diversification of the Company as well as $3.4 million in Merger related costs, $2.9 million in stock-based compensation, retention bonuses, and acquisition earn-out related costs, and $3.7 million in compliance training and legal expenses.

Depreciation and amortization — Depreciation and amortization for the fiscal quarter ended July 2, 2010 was $10.3 million, or 1.1% of revenue, and was comprised primarily of amortization of customer related intangibles and the amortization of Phoenix and Casals intangibles.

Interest expense — Interest expense for the fiscal quarter ended July 2, 2010 was $12.6 million, or 1.3% of revenue. The interest expense incurred was primarily related to DynCorp International’s credit facility, 9.5% senior subordinated notes and amortization of deferred financing fees relating to these debt instruments.

Income tax expense — Our effective tax rate was 34.3% for the fiscal quarter ended July 2, 2010. Our effective tax rate was impacted by nondeductible costs associated with the Merger as well as the difference between financial reporting and tax treatment of GLS and DynCorp International FZ-LLC (“DIFZ”), which are not consolidated for tax purposes but are instead taxed as partnerships under the Internal Revenue Code.

Noncontrolling interests — Noncontrolling interests reflect the impact of our equity partners’ interest in our consolidated joint ventures, GLS and DIFZ. For the first quarter of fiscal year 2011, noncontrolling interests for GLS and DIFZ were $4.2 million and $0.8 million, respectively.

The following table sets forth the revenue and operating income for the operating segments, for the fiscal quarter ended July 2, 2010 both in dollars and as a percentage of our segment revenue as well as operating income.

	Predecessor Fiscal Quarter Ended July 2, 2010
(Amounts in thousands)	Reportable Segments(1)
Revenue
Global Stabilization and Development Solutions	$478,239	50.6%
Global Platform Support Solutions	317,471	33.6%
Global Linguist Solutions	149,254	15.8%

Total Segments	944,964	100.0%
Headquarters(1)	(251)

Consolidated revenue	$944,713

Operating Income
Global Stabilization and Development Solutions	$22,170	4.6%
Global Platform Support Solutions	21,290	6.7%
Global Linguist Solutions	9,073	6.1%

Total Segments	52,533	5.6%
Headquarters(2)	(13,570)

Consolidated operating income	$38,963

(1)	Headquarters/eliminations primarily represent eliminations of intercompany revenue earned between segments.
(2)	Headquarters operating income primarily relates to amortization of intangible assets and other costs that are not allocated to segments and are not billable to our U.S. government customers.

Global Stabilization and Development Solutions

Revenue — Revenue of $478.2 million for the fiscal quarter ended July 2, 2010 was comprised primarily of $283.8 million of revenue on the LOGCAP IV program which benefited from a full quarter of operations in Afghanistan, revenue earned on our CivPol program for training and mentoring services in Iraq and Afghanistan and revenue of $61.8 million earned on the wind-down of the Afghanistan construction contracts.

Operating income — Operating income of $22.2 million for the fiscal quarter ended July 2, 2010, included (i) margins earned on LOGCAP IV Afghanistan revenue, although at relatively low margins as criteria for award fee recognition had not yet been met for the quarter, (ii) contributions by Intelligence and Training Solutions as a result of the Phoenix acquisition and (iii) only minimal losses on the Afghanistan construction programs.

Global Platform Support Solutions

Revenue — Revenue of $317.5 million for the fiscal quarter ended July 2, 2010 was comprised primarily of revenue from a new contract to provide aircraft maintenance support services at Sheppard Air Force Base, continuing services on the CFT program, although at lower than average margins, continuing services on the LCCS program, and continuing services on the MRAP program.

Operating income — Operating income of $21.3 million for the fiscal quarter ended July 2, 2010 was driven by: (i) low margins on the CFT program caused by than average lower time-and-materials rates and fixed price ceilings on existing work, (ii) low margins on the LCCS programs due to the lack of higher-margin engine overhaul work performed in the period and (iii) lower than average volume of higher margin work on the MRAP program.

Global Linguist Solutions

Revenue of $149.3 million was directly linked to the number of linguists deployed in support of U.S. troop levels in Iraq, which trended lower during the quarter due to troop drawdown.

Operating income of $9.1 million was directly impacted by revenue as discussed above and the receipt of higher than expected award fee scores on the program. Operating income earned by GLS benefits net income by our 51% ownership of the joint venture.

Predecessor Results of Operations—Fiscal Year Ended April 2, 2010

We have restated the DynCorp International consolidated statements of operations, equity, and cash flows for the fiscal year ended April 2, 2010 and the consolidated balance sheet as of April 2, 2010 to correct errors in such consolidated financial statements. See Note 19 to the DynCorp International consolidated financial statements included elsewhere in this Annual Report for more information regarding the impact of the restatement. The amounts presented below are reflective of this restatement.

Consolidated Results of Operations

The following table sets forth, for the periods indicated, our consolidated results of operations, both in dollars and as a percentage of revenue:

	Predecessor Fiscal Year Ended
(Amounts in thousands)	April 2, 2010
Revenue	$3,572,459	100.0%
Cost of services	(3,225,250)	(90.3)%
Selling, general and administrative expenses	(106,401)	(3.0)%
Depreciation and amortization expense	(41,639)	(1.1)%

Operating income	199,169	5.6%
Interest expense	(55,650)	(1.6)%
Loss on early extinguishment of debt, net	(146)	—%
Interest income	542	—%
Other income, net	5,194	0.2%

Income before taxes	149,109	4.2%
Provision for income taxes	(47,035)	(1.3)%

Net income	102,074	2.9%
Noncontrolling interests	(24,631)	(0.7)%

Net income attributable to DynCorp International Inc.	$77,443	2.2%

Revenue — Revenue of $3,572.5 million for fiscal year 2010 was primarily due to the ramp up of the LOGCAP IV and INSCOM programs. Additionally, revenue was also driven by our acquisitions of Phoenix and Casals. See further discussion of our revenue results in the “Results by Segment” section below.

Cost of services — Costs of services are comprised of direct labor, direct material, overhead, subcontractor, travel, supplies and other miscellaneous costs. Cost of services for fiscal year 2010 totaled $3,225.3 million, or 90.3% of revenue. As a percentage of revenue, cost of services was primarily due to low margins on our CFT and CivPol programs and our fee sharing arrangement with our collaborative partners on the LOGCAP IV program partially offset by higher award fees on the INSCOM contract and lower losses associated with our Afghanistan Construction program.

Selling, general and administrative expenses (“SG&A”) — SG&A primarily relates to functions such as management, legal , financial accounting, contracts and administration, human resources, management information systems, purchasing and business development. SG&A of $106.4 million or 3.0% of revenue, for fiscal year 2010 was primarily comprised of severance charges related to our former Chief Executive Officer (“CEO”), Herb Lanese, former GPSS president Natale DiGesualdo and former Senior Vice President and Chief Compliance Officer as well as increases in business development costs in support of our growth. These amounts were partially offset by the reversal of a $10.0 million legal reserve related to a favorable appellate court decision on the WWNS case.

Depreciation and amortization — Depreciation and amortization for fiscal year 2010 was $41.6 million and consisted primarily of monthly amortization expenses related to intangible assets acquired in our purchase of Phoenix and Casals.

Interest expense — Interest expense for fiscal year 2010 was $55.7 million and was primarily due to interest incurred on our pre-Merger credit facility and repurchase of 9.5% senior subordinated notes.

Income tax expense — Our effective tax rate for fiscal year 2010 was 31.5% as a result of the difference in financial reporting and tax treatment of GLS and DIFZ, which were consolidated for financial reporting purposes but treated as partnerships for tax purposes.

Noncontrolling interests — Noncontrolling interests reflect the impact of our equity partners’ interest in DIFZ and GLS, which were consolidated during fiscal year 2010. For fiscal year 2010, noncontrolling interests for GLS and DIFZ were $21.5 million and $3.1 million, respectively.

Results by Segment

The following table sets forth the revenue and operating income for the operating segments, for the fiscal year 2010. Amounts agree to our Segment disclosure in Note 16 to the DynCorp International consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

	Predecessor Fiscal Year 2010
(Amounts in thousands)	Reportable Segments
Revenue
Global Stabilization and Development Solutions	$1,512,103	42.3%
Global Platform Support Solutions	1,325,076	37.1%
Global Linguist Solutions	734,012	20.6%

Total Segments	3,571,191	100.0%
Headquarters/eliminations(3)	1,268

Consolidated revenue	$3,572,459

Operating Income
Global Stabilization and Development Solutions	$86,707	5.7%
Global Platform Support Solutions	110,801	8.4%
Global Linguist Solutions	46,389	6.3%

Total Segments	243,897	6.8%
Headquarters(4)	(44,728)

Consolidated operating income	$199,169

Global Stabilization & Development Solutions

Revenue — Revenue for fiscal year 2010 was $1,512.1 million. See further discussion of revenue by BAT below.

Contingency Operations — Revenue of $674.0 million for fiscal year 2010 was primarily due to the ramp-up of our task orders under our LOGCAP IV program.

Development — Revenue of $119.6 million for fiscal year 2010 was primarily due to the operations under our AFRICAP/Africa Peacekeeping program.

Intelligence Training and Solutions — Revenue of $13.0 million for fiscal year 2010 was attributable to training services performed by our subsidiary Phoenix.

Training, Mentoring and Security — Revenue of $705.7 million for fiscal year 2010 was primarily a result of our operations under our CivPol and WPPS programs. Additionally, our new program, MNSTC-I, was launched during the year.

Operating income — Operating income of $86.7 million for fiscal year 2010 was primarily related to an expansion of services on our LOGCAP IV, WPPS and MNSTC-I programs; the reversal of the $10.0 million WWNS legal reserve; and lower losses on our Afghanistan Construction program.

Global Platform Support Solutions

Revenue — Revenue of $1,325.1 million for fiscal year 2010 was primarily the result of the following:

Aviation — Revenue of $715.6 million for fiscal year 2010 was primarily the result of the completion of several CFT task orders for which we did not win the re-competes due to additional competitors in the service space bidding what we believe to be at zero or negative margin levels partially offset by our new contract to provide aircraft maintenance support services at Sheppard Air Force Base.

Air Operations — Revenue of $333.5 million for fiscal year 2010 was due primarily to new task orders that are to include air transportation services, in Afghanistan and Iraq under our INL program.

Operations and Maintenance — Revenue of $276.3 million for fiscal year 2010 was primarily due to operations under our GMC and MRAP programs as well as non-recurring threat systems management work.

Operating income — Operating income of $110.8 million for fiscal year 2010 was primarily attributable to the margins on the MRAP program associated with the revenues and better cost management in several key aviation programs, including LCCS and INL, partially offset by the completion of several CFT task orders for which we did not win the re-competes.

Global Linguist Solutions

Revenue — Revenue of $734.0 million for fiscal year 2010 was primarily attributable to the performance under the INSCOM contract resulting in higher award fees as well as an increase in volume, partially offset by the impact of a contract modification for Option Year 1 agreed to in the third quarter.

Operating income — Operating income of $46.4 million for fiscal year 2010 was primarily attributable to the revenue items discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Cash generated by operations and borrowings available under our new Senior Secured Credit facility (“Senior Credit Facility”) are our primary sources of short-term liquidity (refer to Note 7 to the Delta Tucker Holdings, Inc. audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more detail). We believe our cash flow from operations and our available borrowings will be adequate to meet our liquidity needs for the next twelve months. However, access to our revolver is dependent upon our meeting financial and non-financial covenants, summarized below and our cash flow from operations is heavily dependent upon billing and collection of our accounts receivable. Significant changes or limitations in collections or loss of our ability to access our revolver, could materially negatively impact liquidity and our ability to fund our working capital needs. Our primary use of short-term liquidity includes debt service and working capital needs sufficient to pay for materials, labor, services or subcontractors prior to receiving payments from our customers. There can be no assurance that sufficient capital will continue to be available in the future or that it will be available at terms acceptable to us. Failure to meet covenant obligations could result in elimination of access to our Senior Credit Facility which would materially affect our future expansion strategies and our ability to meet our operational obligations.

Management believes Days Sales Outstanding (“DSO”) is an appropriate way to measure our billing and collections effectiveness. DSO measures the efficiency in collecting our receivables as of the period end date and is calculated based on average daily revenue for the most recent quarter and accounts receivable net of customer advances as of the balance sheet date. DSO as of December 30, 2011, was 69 days as compared to 82 days as of December 31, 2010. The decrease in DSO is a result of continued operational focus on streamlining our collections process with our DoS receivable. The decrease in our DSO coupled with our tax refund received below has reduced working capital enabling the pay-down on our Term Loan facility in the amount of $147.3 million. As we continue to improve our processes, we expect to sustain DSO in the low 70s during calendar year 2012.

As we experienced in calendar year 2011, we also expect similar operational cash requirements for calendar year 2012 from (i) the continued expansion of the LOGCAP IV contract in Afghanistan, (ii) funding requirements from existing and new joint ventures, (iii) working capital needs of new programs and, (iv) settlements of reserved contingencies. Additionally, our cash requirements can be impacted by significant new contract wins, the win of new task orders on existing programs and delays from our customers in processing our invoices. We expect our non-operational future cash requirements to be impacted by interest and principal payments on the Senior Credit Facility and the Senior Unsecured Notes.

We continue to be audited by the DCAA. Their audits could suspend or disapprove certain costs from time to time which could cause a temporary or permanent delay in our recovery of these costs.

We received a tax refund of $34.1 million in December 2010 and another tax refund of $46.0 million in January 2011 from the IRS from an approved CIAM. The CIAM allowed us to defer revenue associated with certain unbilled receivables for tax purposes until those receivables became billable. Additionally, we have sufficient net operating losses (“NOLs”) and foreign tax credits to offset our taxable income; as such, we did not pay any federal income taxes in calendar year 2011, nor do we expect to pay any federal income taxes in calendar year 2012.

Cash Flow Analysis

The following table sets forth cash flow data for the periods indicated therein:

	Delta Tucker Holdings, Inc.		Predecessor
(Amounts in thousands)	For the year ended	For the period from April 1, 2010 (Inception) through	Fiscal Quarter Ended	Fiscal year ended
	December 30, 2011	December 31, 2010	July 2, 2010	April 2, 2010
Net cash provided by (used in) operating activities	$167,986	$(27,089)	$21,723	$90,473
Net cash used in investing activities	(3,003)	(878,218)	(2,874)	(88,875)
Net cash (used in) provided by financing activities	(147,315)	957,844	(5,433)	(79,387)

Delta Tucker Holdings, Inc.—For the year ended December 30, 2011

Operating Activities

Cash provided by operations of $168.0 million for the year ended December 30, 2011 benefited from strong collections of receivables during the period as well as the collection of a $46.0 million tax refund resulting from the approved CIAM with the IRS.

Investing Activities

Cash used in investing activities of $3.0 million for the year ended December 30, 2011 was driven by contributions to PaTH, our 40% owned joint venture, as well as purchases of property and equipment and software, partially offset by the return of capital from our GLS and CRS joint ventures.

Financing Activities

Cash used in financing activities of $147.3 million for the year ended December 30, 2011 was primarily driven by three significant prepayments on our Term Loan, in addition to our quarterly principal payments during the year, partially offset by net borrowings related to financed insurance.

Delta Tucker Holdings, Inc.—For the period from April 1, 2010 (inception) through December 31, 2010

Operating Activities

Cash used in operations of $27.1 million for the period from April 1, 2010 (Inception) through December 31, 2010 was impacted by $63.1 million of Merger and Merger-related costs, interest paid of $19.7 million and an increase in working capital, partially offset by $31.7 million from net tax refunds.

Investing Activities

Cash used in investing activities was $878.2 million for the period from April 1, 2010 (Inception) through December 31, 2010. The cash used in investing activities was primarily due to the payment of the Merger consideration, net of cash acquired. In addition, we invested in our technology transformation project which was completed by the end of the calendar year. We also contributed capital consistent with our ownership percentage to GLS in order to provide working capital funding sufficient to allow it to operate without any additional intercompany note funding from us. This working capital infusion by both partners allowed GLS to retire its intercompany note with us.

Financing Activities

Cash provided by financing activities was $957.8 million for the period from April 1, 2010 (Inception) through December 31, 2010. The cash provided by financing activities was primarily due to issuing new debt, net of repayment of pre-Merger debt, payment of deferred financing fees and borrowings on our revolver.

Predecessor Cash Flows—For the fiscal quarter ended July 2, 2010

Operating Activities

Cash provided by operating activities for the fiscal quarter ended July 2, 2010 was $21.7 million. Cash generated from operations for the fiscal quarter ended July 2, 2010 benefited from favorable timing on our collections and payment activity during the period offset in part by the impact of delayed award fees on the INSCOM contract through our GLS joint venture as well as certain costs paid associated with the Merger.

Investing Activities

Cash used in investing activities was $2.9 million for the fiscal quarter ended July 2, 2010. The cash used was primarily for equipment additions.

Financing Activities

Cash used in financing activities was $5.4 million for the fiscal quarter ended July 2, 2010. The cash used in financing activities during the fiscal quarter ended July 2, 2010 was primarily due to the payments of noncontrolling interests dividends.

Predecessor Cash Flows—For the fiscal year ended April 2, 2010

Operating Activities

Cash flows provided by operating activities for fiscal year ended April 2, 2010 was $90.5 million. Cash generated from operations for fiscal year 2010 benefited from the combination of our continued profitable revenue growth offset by increases in net working capital.

Investing Activities

Cash used in investing activities was $88.9 million for fiscal year ended April 2, 2010 and was primarily due to the acquisitions of Phoenix and Casals and the purchase of helicopter assets.

Financing Activities

Cash used in financing activities was $79.4 million for fiscal year ended April 2, 2010 and was primarily the result of the $23.4 million excess cash flow payment on the senior credit facility, the $24.3 million bond repurchases and $28.1 million in dividend payments to non-controlling interest holders.

Financing

Long-term debt consisted of the following:

	Delta Tucker Holdings, Inc.		Predecessor
(Amounts in thousands)	December 30, 2011	December 31, 2010	April 2, 2010
Pre Merger Term loan	$—	$—	$176,637
Pre Merger 9.5% Senior subordinated notes	637	637	375,510
Senior Credit Facility Term Loan	417,272	568,575	—
10.375% Senior unsecured notes	455,000	455,000	—
Senior Credit Facility outstanding revolver borrowings	—	—	—

Total indebtedness	872,909	1,024,212	552,147
Less current portion of long-term debt	—	(5,700)	(44,137)

Total long-term debt	$872,909	$1,018,512	$508,010

In connection with the Merger on July 7, 2010, substantially all of DynCorp International’s debt outstanding as of April 2, 2010 was repaid and replaced with new debt described below. However, $0.6 million of the pre-Merger 9.5% Senior subordinated notes remained outstanding as of December 30, 2011, as the holders opted to retain their investment. Due to principal prepayments made on our Term Loan during calendar year 2011, we have satisfied our responsibility to make quarterly principal payments through July 7, 2016. See Note 6 to the DynCorp International Inc. consolidated financial statements included elsewhere in this Annual Report for further discussion related to the pre-Merger debt.

Senior Credit Facility

In connection with the Merger, DynCorp International Inc., entered into a senior secured credit facility on July 7, 2010 (the “Senior Credit Facility”), with a banking syndicate and Bank of America, NA as Agent.

Our Senior Credit Facility is secured by substantially all of our assets, guaranteed by the Company and substantially all of DynCorp International’s subsidiaries and provides a $570 million term loan facility (“Term Loan”) through July 7, 2016 and a $150 million revolving credit facility (“Revolver”), through July 7, 2014, including a $100 million letter of credit subfacility. As of December 30, 2011 and December 31, 2010, the balance of our Term Loan was $417.3 million and $568.6 million, respectively, and we had no revolver borrowings under our Revolving Facility. As of December 30, 2011 and December 31, 2010, the additional available borrowing capacity under the Senior Credit Facility was approximately $109.6 million and $109.0 million, respectively, which gives effect to no Revolver borrowings and our $40.4 million and $41.0 million, respectively, letters of credit. Refer to Note 7 in the Delta Tucker Holdings, Inc. audited consolidated financial statements for additional information related to the Senior Unsecured Notes.

The weighted-average interest rate as of December 30, 2011 and December 31, 2010 for our debt was 8.4% and 8.1%, respectively, excluding the impact of deferred financing fees. There were no interest rate hedges in place during the years ended December 30, 2011 and December 31, 2010.

Interest Rates on Term Loan & Revolver

Both the Term Loan and Revolver bear interest at one of two options, based on our election, using either the (i) base rate (“Base Rate”) plus an applicable margin or the (ii) London Interbank Offered Rate (“Eurocurrency Rate”) plus an applicable margin. The applicable margin for the Term Loan is fixed at 3.5% for the Base Rate option or 4.5% for the Eurocurrency Rate option. The applicable margin for the Revolver ranges from 3.0% to 3.5% for the Base Rate option or 4.0% to 4.5% for the Eurocurrency options based on our outstanding Secured Leverage Ratio at the end of each quarter. The Secured Leverage Ratio is calculated by the ratio of total secured consolidated debt (net of up to $50.0 million of unrestricted cash and cash equivalents) to consolidated earnings before interest, taxes, and depreciation & amortization (“Consolidated EBITDA”), as defined in the Senior Credit Facility. Interest payments on both the Term Loan and Revolver are payable at the end of the interest period as defined in the Senior Credit Facility, but not less than quarterly.

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

As of December 30, 2011 and December 31, 2010 the applicable interest rate for our Term Loan was 6.25% and 6.25%, respectively.

Interest Rates on Letter of Credit Subfacility and Unused Commitment Fees

The letter of credit subfacility bears interest at the applicable margin for Eurocurrency Loans, which ranges from 4.0% to 4.5%. The unused commitment fee ranges from 0.50% to 0.75% depending on the Secured Leverage Ratio, as defined in the Senior Credit Facility. Payments on both the letter of credit subfacility and unused commitments are payable quarterly. As of December 30, 2011 and December 31, 2010 the applicable interest rates for our letter of credit subfacility and unused commitment fees were 4.50% and 0.75%, respectively, for both periods. All of our letters of credit are also subject to a 0.25% fronting fee.

Principal Payments

Pursuant to our Term Loan facility, during the year ended December 30, 2011, we made quarterly principal payments of $4.0 million for our Senior Credit Facility. Additionally, we made three principal prepayments of $48.6 million, $48.7 million and $50.0 million. Deferred financing costs associated with the prepayments totaled $7.3 million and were expensed and included in Loss on early extinguishment of debt in Delta Tucker Holdings, Inc. audited consolidated Statement of Operations. There were no penalties associated with the prepayment and our quarterly payments. Due to principal prepayments made on our Term Loan during calendar year 2011, we have satisfied our responsibility to make quarterly principal payments through July 7, 2016.

There is an annual excess cash flow requirement, which is defined in the Senior Credit Facility. This excess cash flow requirement begins in calendar year 2012, based on our annual financial results in calendar year 2011, and could result in a potential additional principal payment. Furthermore, certain transactions can trigger mandatory principal payments such as tax refunds, a disposition of a portion of the business or a significant asset sale.

Covenants

The Senior Credit Facility contains financial, as well as non-financial, affirmative and negative covenants. The negative covenants in the Senior Credit Facility include, among other things, limits on our ability to:

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

In addition, the Senior Credit Facility stipulates a maximum total leverage ratio as defined in the Senior Credit Facility, and minimum interest coverage ratio as defined in the Senior Credit Facility, that we may maintain at the end of each quarter.

The total leverage ratio is the Consolidated Total Debt as defined in the Senior Credit Facility, less unrestricted cash and cash equivalents (up to $50 million) to Consolidated EBITDA as defined in the Senior Credit Facility, for the applicable period. Our total leverage ratio cannot be greater than 5.5 to 1.0 for the period ending December 30, 2011. Beginning June 2012, the maximum total leverage diminishes quarterly or semi-annually.

The interest coverage ratio is the ratio of Consolidated EBITDA to Consolidated Interest Expense as defined in the Senior Credit Facility. The interest coverage ratio must not be less than 1.7 to 1.0 for the period ending December 30, 2011. Beginning June 2012 the minimum total interest coverage ratio increases quarterly or semi annually thereafter.

On August 10, 2011, DynCorp International Inc. entered into an agreement to amend the Senior Credit Facility (the “Amendment”). The Amendment re-set leverage and interest covenant levels. Under the terms of the Amendment, the maximum total leverage ratio steps up to 5.50x through the period ending June 29, 2012 and steps down to 3.25x over time, the amount of unrestricted cash permitted to be netted from the calculation of the total leverage ratio increased from $25.0 million to $50.0 million, and the minimum interest coverage ratio is 1.70x through the period ending June 29, 2012 and steps up to 2.25x over time.

In the event we fail to comply with the covenants specified in the Senior Credit Facility and the Indenture governing our Senior Unsecured Notes, we may be in default. As of December 31, 2010 and December 30, 2011, the Company was in compliance with all of its debt agreements. See Note 15—Subsequent Events included elsewhere in this Annual Report for further discussion.

Senior Unsecured Notes

In connection with the Merger, DynCorp International issued $455.0 million of Senior Unsecured Notes with a 10.375% interest rate. This indenture runs from July 7, 2010 through July 1, 2017, with the entire principal balance due on July 1, 2017. The interest payments are payable semi-annually on January 1st and July 1st. The first interest payment was made January 2011.

The new Senior Unsecured Notes contain various covenants that restrict our ability to:

•	incur additional indebtedness;

•	make certain payments including declaring or paying certain dividends;

•	purchase or retire certain equity interests;

•	retire subordinated indebtedness;

•	make certain investments;

•	sell assets;

•	engage in certain transactions with affiliates;

•	create liens on assets;

•	make acquisitions; and

•	engage in mergers or consolidations.

The aforementioned restrictions are considered to be in place unless we achieve investment grade ratings from both Moody’s Investor Service, Inc. as well as Standard Poor’s Rating Service.

We can redeem the new Senior Unsecured Notes, in whole or in part, at defined call prices, plus accrued interest through the redemption date. The Indenture Agreement requires us to repurchase the new Senior Unsecured Notes at defined prices in the event of certain specified triggering events including certain asset sales and change of control events.

We or our affiliates may, from time to time, purchase our Senior Unsecured Notes. Any such future purchases may be made through open market or privately negotiated transactions with third parties or pursuant to one or more tender or exchange offers or otherwise, upon such terms and at such prices as we or any such affiliates may determine.

In addition to the Senior Credit Facility and Senior Unsecured Notes, $0.6 million of our pre-Merger 9.5% senior subordinated notes remained outstanding as of December 30, 2011.

Contractual Commitments

The following table represents our contractual commitments associated with our debt and other obligations as of December 30, 2011:

	Calendar Years (1)
(Amounts in thousands)	2012	2013	2014	2015	2016	Thereafter	Total
Term Loan (2)	$—	$—	$—	$—	$417,272	$—	$417,272
Senior subordinated notes	—	637	—	—	—	—	637
Senior unsecured notes	—	—	—	—	—	455,000	455,000
Interest on indebtedness (3)	73,636	73,583	74,083	73,576	60,825	23,603	379,306
Operating leases (4)	25,871	15,923	13,165	9,694	7,892	16,062	88,607
Liability on uncertain tax positions(5)	994	1,621	8,565	—	—	—	11,180

Total contractual obligations	$100,501	$91,764	$95,813	$83,270	$485,989	$494,665	$1,352,002

(1)	As of December 30, 2011, there were no amounts outstanding under the revolving credit facility.
(2)	Excludes the potential of future mandatory principal payments due to excess cash flow requirements, which could affect the timing of future principal payments. Additionally, due to principal prepayments made on our Term Loan during calendar year 2011, we have satisfied our responsibility to make quarterly principal payments through July 7, 2016. See Note 7 to the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report for further information.
(3)	Represents interest expense calculated using interest rates of: (i) 9.5% on the senior subordinated notes, (ii) 10.375% on senior unsecured debt, (iii) Term Loan Principal applied, (iv) assumes the current letter of credit level multiplied by 4.75% and (v) 0.75% interest rate applied to un-utilized revolver borrowing capacity.
(4)	For additional information about our operating leases, see Note 8 to the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report.
(5)	Represents the amount by which the unrecognized tax benefits will change in the respective year and thereafter.

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

	Delta Tucker Holdings, Inc.		Predecessor
	For the year ended December 30, 2011	For The Period From April 1, 2010 (Inception) Through December 31, 2010	Fiscal Quarter Ended July 2, 2010	Fiscal Year Ended April 2, 2010
(Amount in thousands)	(unaudited)		(unaudited)
Net (loss) income attributable to Delta Tucker Holdings, Inc. / Predecessor	$(60,942)	$(37,659)	$12,804	$77,444
(Benefit) provision for income tax	(20,122)	(7,881)	9,279	47,035
Interest expense, net of interest income	91,547	46,425	12,534	55,108
Depreciation and amortization(1)	52,494	26,225	10,525	42,578

EBITDA	62,977	27,110	45,142	222,165
Non-recurring or unusual gains or losses or income or expenses and non-cash impairments (2)	122,151	1,717	—	17,149
Equity-based compensation	—	—	3,518	2,863
Changes due to fluctuation in foreign exchange rates	(210)	(129)	(26)	(353)
Earnings from affiliates not received in cash(3)	(1,297)	(192)	(433)	(1,863)
Employee non-cash compensation, severance, and retention expense	8,483	4,639	866	1,959
Management fees (4)	777	691	—	—
Acquisition accounting and Merger-related items (5)	(2,171)	71,585	3,414	3,622
Worldwide Network Services settlement	—	—	—	(10,000)
Annualized operational efficiencies (6)	855	6,271	—	—
Other	2,011	—	—	—

Adjusted EBITDA	$193,576	$111,692	$52,481	$235,542

(1)	Amount includes certain depreciation and amortization amounts which are classified as Cost of services in our Unaudited Condensed Consolidated Statements of Income.
(2)	Amount includes the impairment of our investment in the GLS joint venture and the impairment of goodwill, as well as our unusual income and expense items, as defined in the indenture.
(3)	Includes our unconsolidated affiliates.
(4)	Amount presented relates to the Delta Tucker Holdings, Inc. management fees, we excluded the Predecessor management fees from the EBITDA adjustments above.
(5)	The Delta Tucker Holdings, Inc. amount includes the amortization of intangibles arising pursuant to FASB ASC 805.
(6)	Represents a defined EBITDA adjustment under our debt agreements for the amount of cost savings, operating expense reductions and synergies projected as a result of specified actions taken or with respect to which substantial steps have been taken during the period.

Off-Balance Sheet Arrangements

As of December 30, 2011, we did not have any material off-balance sheet arrangements as defined under SEC rules.

Effects of Inflation

We have generally been able to anticipate increases in costs when pricing our contracts. Bids for longer-term fixed-price and time-and-materials type contracts typically include sufficient labor and other cost escalations in amounts expected to cover cost increases over the period of performance. A significant amount of our contracts are cost reimbursable type contracts which consequently, eliminates the impact of inflation. Costs and revenue include an inflationary increase which is commensurate with the general economy in which we operate, as such net income attributable to Delta Tucker Holdings, Inc. has not been materially impacted by inflation.

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

Our critical accounting policies and estimates are those policies and estimates that are both most important to our financial condition and results of operations and require the most difficult, subjective or complex judgments on the part of management in their application, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. For a summary of all of our significant accounting policies, see Note 1 to the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report. Management has discussed our critical accounting policies and estimates with the Audit Committee of our Board of Directors.

Revenue Recognition and Cost Estimation on Long-Term Contracts

General—We are predominantly a services provider and only include products or systems when necessary for the execution of the service arrangement, and as such, systems, equipment or materials are not generally separable from services. Revenue is recognized when persuasive evidence of an arrangement exists, services or products have been provided to the customer, the sales price is fixed or determinable (for non-U.S. government contracts) or costs are identifiable, determinable, reasonable and allowable (for our U.S. government contracts), and collectability is reasonably assured (for non-U.S. government contracts) or a reasonable contractual basis for recovery exists (for U.S. government contracts). Our contracts typically fall into four categories with the first representing substantially all of our revenue. The categories are federal government contracts, construction-type contracts, software contracts and other contracts. We apply the appropriate guidance consistently to similar contracts.

Major factors we consider in determining total estimated revenue and cost include the base contract price, contract options, change orders (modifications of the original contract), back charges and claims, and contract provisions for penalties, award fees and performance incentives. All of these factors and other special contract provisions are evaluated throughout the life of our contracts when estimating total contract revenue under the percentage-of-completion or proportional methods of accounting. We inherently have risks as it relates to our estimates with long term contracts. Actual amounts could differ from these estimates and could differ materially. We believe the following are inherent to the risk of estimation: (a) assumptions are uncertain and inherently judgmental at the time of the estimate; (b) use of reasonably different assumptions could have changed our estimates, particularly with respect to estimates of contract revenues and costs, and recoverability of assets, and (c) changes in the estimate could have a material effect on our financial condition or results of operations. The impact of all of these factors could contribute to a material cumulative adjustment.

For U.S. government contracts containing award fees, we accrue these fees when we can make reasonably determinable estimates of award fees to consider them in determining total estimated contract revenue. We do not consider the mere existence of potential award fees as presumptive evidence that award fees are to be automatically included in determining total estimated revenue. In some cases, we may not be able to reliably predict whether performance targets will be met and, consequently we exclude the award fees from the determination of total revenue in such instances. Our accrual of award fees may require adjustments from time to time.

We expense pre-contract costs as incurred for an anticipated contract until the contract is awarded. Throughout the life of the contract, indirect costs, including general and administrative costs, are expensed as incurred. Management regularly reviews project profitability and underlying estimates, including total cost to complete a project. For each project, estimates for total project costs are based on such factors as a project’s contractual requirements and management’s assessment of current and future pricing, economic conditions, political conditions and site conditions. Estimates can be impacted by such factors as additional requirements from our customers, a change in labor markets impacting the availability or price of a skilled workforce, regulatory changes both domestically and internationally, political unrest, or security issues at project locations. Revisions to estimates are reflected in results of operations as a change in accounting estimate in the period in which the facts that give rise to the revision become known by management.

We believe long-term contracts, contracts in a loss position and contracts with material award fees drive the significant potential changes in estimates in our contracts. These estimates are reviewed and assessed quarterly and could result in favorable or unfavorable adjustments.

Federal Government Contracts — For all non-construction and non-software U.S. federal government contracts or contract elements, we apply the guidance in ASC 912—Contractors—Federal Government. We apply the combination and segmentation guidance in ASC 605-35 Revenue—Construction-Type and Production-Type Contracts, under the guidance of ASC 912, in analyzing the deliverables contained in the applicable contract to determine appropriate profit centers. Revenue is recognized by profit center using the percentage-of-completion method or completed contract method. The completed contract method is sometimes used when reliable estimates cannot be supported for percentage-of-completion method recognition or for short duration projects when the results of operations would not vary materially from those resulting from use of the percentage-of-completion method. Until complete, project costs may be maintained in work-in-progress, a component of inventory.

Projects under our U.S. federal government contracts typically have different pricing mechanisms that influence how revenue is earned and recognized. These pricing mechanisms are classified as cost-plus-fixed-fee, fixed-price, cost-plus-award-fee or time-and-materials (including unit-price/level-of-effort contracts). Any of these contract types can be executed under an IDIQ contract, which does not represent a firm order for services. As a result, the exact timing and quantity of delivery and pricing mechanism for IDIQ profit centers are generally not known at the time of contract award, but they can contain any type of pricing mechanism.

Revenue on projects with a fixed-price or fixed-fee, including award fees, is recognized based on progress towards completion over the contract period, measured by either output or input methods appropriate to the services or products provided. For example, “output measures” can include period of service, such as for aircraft fleet maintenance, and units delivered or produced, such as aircraft for which modification has been completed. “Input measures” can include a cost-to-cost method, such as for procurement-related services.

Revenue on time-and-materials projects is recognized at contractual billing rates for applicable units of measure (e.g. labor hours incurred, units delivered). Revenue related to our unconsolidated joint ventures, where a shared service agreement exists, is recognized equal to the costs incurred to provide these services.

Construction Contracts or Contract Elements — For all construction contracts or contract elements, revenue is recognized by profit center using the percentage-of-completion method.

Software Contracts or Contract Elements — It is our policy to review any arrangement containing software or software deliverables using applicable GAAP for software revenue recognition, as discussed further in Note 1 to the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report . We have not historically sold software on a separate, standalone basis. As a result, software arrangements are typically accounted for as one unit of accounting and are recognized over the service period, including the period of post-contract customer support. We had no new software contracts or contracts with software elements in 2011 or 2010.

Other Contracts or Contract Elements — Our contracts with non-federal government customers are predominantly service arrangements. Multiple-element arrangements involve multiple obligations in various combinations to perform services, deliver equipment or materials, grant licenses or other rights, or take certain actions. We evaluate all deliverables in an arrangement to determine whether they represent separate units of accounting and arrangement consideration is allocated among the separate units of accounting based on the guidance applicable for the multiple-element arrangement. Many of our arrangements were entered into prior to January 1, 2011. For these arrangements, arrangement considerations are allocated to those identified as multiple-element arrangements based on their relative fair values. Fair values are established by evaluating vendor specific objective evidence (“VSOE”) or third-party evidence if available. Due to the customized nature of our arrangements, VSOE and third-party evidence is generally not available resulting in applicable arrangements being accounted for as one unit of accounting. For arrangements that are entered into or materially modified after January 1, 2011, arrangement considerations are allocated to those identified as multiple-element arrangements based on relative selling price. Relative selling price is established through VSOE, third-party evidence, or management’s best estimate of selling price. Due to the customized nature of our arrangements, VSOE and third-party evidence is generally not available, and therefore, relative selling price is generally allocated to multiple-element arrangements utilizing management’s best estimate of selling price.

Deferred Taxes, Tax Valuation Allowances and Tax Reserves

Our income tax expense, deferred tax assets and liabilities and reserves for uncertain tax positions reflect management’s best estimate of future taxes to be paid. We are subject to income taxes in both the U.S. and numerous foreign jurisdictions. Significant judgments and estimates are required in determining the consolidated income tax expense. Income tax expense is the amount of tax payable for the period plus or minus the change in deferred tax assets and liabilities during the period.

Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expense. In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In projecting future taxable income, we develop assumptions including the amount of future state, federal and foreign pretax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses.

In evaluating the realizability of our deferred tax assets, we assess the need for any related valuation allowances or adjust the amount of any allowances, if necessary. Valuation allowances are recognized to reduce the carrying value of deferred tax assets to amounts that we expect are more-likely-than-not to be realized. Valuation allowances, if any, would primarily relate to the deferred tax assets established for certain tax credit carryforwards and net operating loss carryforwards for U.S. and non-U.S. subsidiaries. We assess such factors as our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets in determining the need for or sufficiency of a valuation allowance. Failure to achieve forecasted taxable income in the applicable tax jurisdictions could affect the ultimate realization of deferred tax assets and could result in an increase in our effective tax rate on future earnings. Implementation of different tax structures in certain jurisdictions could also impact the need for certain valuation allowances.

The amount of income taxes we pay is subject to ongoing audits by federal, state and foreign tax authorities, which often result in potential assessments. Significant judgment is required in determining income tax provisions and evaluating tax positions. We establish reserves for open tax years for uncertain tax positions that may be subject to challenge by various tax authorities. The consolidated tax provision and related accruals include the impact of such reasonably estimable losses and related interest and penalties as deemed appropriate.

Under ASC 740, we may recognize the tax benefit from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained on examination by the taxing authorities. The determination is based on the technical merits of the position and presumes that each uncertain tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information.

ASC 740 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

We believe we have adequately provided for any reasonably foreseeable outcome related to these matters, and our future results may include favorable or unfavorable adjustments to our estimated tax liabilities. To the extent that the expected tax outcome of these matters changes, such changes in estimate will impact the income tax provision in the period in which such determination is made.

Impairment of Goodwill

As a result of the Company applying acquisition accounting related to the Merger on July 7, 2010, our balance sheet included $679.4 million in goodwill as of December 31, 2010, which represented the excess of costs over the fair value of our assets. As of December 30, 2011, the Company recorded a non-cash impairment charge of $33.8 million which reduced the goodwill balance to $645.6 million. The goodwill carrying value is allocated to our operating segments using a relative fair value approach based on our nine reporting units. Of the nine reporting units, eight are consolidated in our financial statements, while GLS was deconsolidated as of the Merger date. All of our reporting units were allocated goodwill based on relative fair values as required under ASC 350—Intangibles—Goodwill and Other, all of which had estimated fair values that substantially exceeded their carrying values.

In accordance with ASC 350-20—Intangibles—Goodwill, we evaluate goodwill for impairment annually and when an event occurs or circumstances change to suggest that the carrying value may not be recoverable. We performed our annual goodwill impairment test as of October 2011, the first month of the fourth quarter of our calendar year. We also assess goodwill at the end of a quarter if a triggering event occurs. In determining whether an interim triggering event has occurred, management monitors (i) the actual performance of the business relative to the fair value assumptions used during our annual goodwill impairment test, (ii) and significant changes to future expectations.

We estimate a portion of the fair value of our reporting units under the income approach by utilizing a discounted cash flow model based on several factors including balance sheet carrying values, historical results, our most recent forecasts, and other relevant quantitative and qualitative information. We discount the related cash flow forecasts using the weighted-average cost of capital at the date of evaluation. We also use the market approach to estimate the remaining portion of our reporting unit valuation. This technique utilizes comparative market multiples in the valuation estimate. We have historically applied a 50%/50% weighting to each approach. While the income approach has the advantage of utilizing more company specific information, the market approach has the advantage of capturing market based transaction pricing.

Preparation of forecasts and the selection of the discount rate involve significant judgments that we base primarily on existing firm orders, expected future orders, and general market conditions. Significant changes in these forecasts, the discount rate selected, or the weighting of the income and market approach could affect the estimated fair value of one or more of our reporting units and could result in a goodwill impairment charge in a future period.

The goodwill for each reporting unit is tested using a two-step process. A reporting unit is an operating segment or a component of an operating segment, as defined by ASC 350-20—Intangibles—Goodwill. A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and is reviewed by operating segment management. The first step in the process of testing goodwill for potential impairment is to compare the carrying value of the reporting unit to its fair value. If upon completion of the analysis, the carrying value exceeds the fair value, the second step is to measure the impairment loss by comparing the implied fair value of goodwill with the carrying value of goodwill of the reporting unit. Our methodology for determining the fair value of a reporting unit is estimated using the income approach and the market approach. Under the income approach, we utilize a discounted cash flow method that is dependent on estimates of future sales, operating income, depreciation and amortization, income tax payments, working capital changes and capital expenditures. Under the market approach, we utilize comparative market multiples in the valuation estimate. We weighed the estimates developed under each approach equally in determining the estimated fair value of each reporting unit. Inherent to each of these assumptions is the uncertainty of economic conditions related to the industries in which we operate (predominantly the U.S. defense industry) and conditions in the U.S. capital markets.

We apply a disclosure threshold to monitor any reporting units with a fair value within 10% of its carrying value. We evaluate goodwill for impairment annually or when an event occurs or circumstances change to suggest that the carrying value may not be recoverable. Our annual impairment testing date is the first month of the fourth quarter of each fiscal year.

In conjunction with the test performed in October 2011, we determined that the carrying value of the goodwill associated with two reporting units within the GSDS reporting segment exceeded the fair value due to a decline in the projected future cash flows. We recorded a non-cash impairment charge of $33.8 million for the year ended December 30, 2011. See Note 3 to the Delta Tucker Holdings, Inc. audited consolidated financial statements included elsewhere in this Annual Report for further discussion.

Recent Accounting Pronouncements

The information regarding recent accounting pronouncements is included in Note 1 to the Delta Tucker Holdings, Inc. audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to market risk, primarily relating to potential losses arising from adverse changes in interest rates and foreign currency exchange rates. For a further discussion of market risks we may encounter, see “Item 1A. Risk Factors.”

Interest Rate Risk

We have interest rate risk relating to changes in interest rates primarily on our variable rate debt. We manage our exposure to movements in interest rates through the use of a combination of fixed and variable rate debt. As of December 30, 2011, we had 52.2% of our debt as fixed rate and 47.8% variable. Our 10.375% senior notes and our 9.5% senior subordinated notes represented our fixed rate debt, which totaled $455.6 million as of December 30, 2011. Our Term Loan and Revolving Facility represent our variable rate debt. As of December 30, 2011, the balance of our Term Loan was $417.3 million, and we had no revolver borrowings under our Revolving Facility. Borrowings under our variable rate debt bear interest, based on our option, at a rate per annum equal to LIBOR, plus the Applicable Margin or the Base Rate plus the Applicable Margin. Both the Term Loan and the Revolving Facility have an interest rate floor of 1.75% for LIBOR borrowings and 2.75% for Base Rate borrowings. The Term Loan interest rate at December 30, 2011 was made up of a 4.50% Applicable Margin plus a 1.75% LIBOR rate totaling 6.25%. If LIBOR increases over 1.75% and we continued to have no Revolver outstanding loans, each 25 basis point increase would result in $1.0 million annually in additional interest expense.

Foreign Currency Exchange Rate Risk

We are exposed to changes in foreign currency rates. At present, we do not utilize any derivative instruments to manage risk associated with foreign currency exchange rate fluctuations. The functional currency of certain foreign operations is the local currency. Accordingly, these foreign entities translate assets and liabilities from their local currencies to U.S. dollars using year-end exchange rates, while income and expense accounts are translated at the average rates in effect during the year. The resulting translation adjustment is recorded as accumulated other comprehensive income/(loss). Our foreign currency transactions were not material for the year ended December 30, 2011.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT PUBLIC ACCOUNTING FIRM

To the Stockholder of

Delta Tucker Holdings, Inc.

Falls Church, Virginia

We have audited the accompanying consolidated balance sheets of Delta Tucker Holdings, Inc. and subsidiaries (the “Company”) as of December 30, 2011 and December 31, 2010, and the related consolidated statements of operations, equity, and cash flows for the year ended December 30, 2011 and the period from April 1, 2010 (date of inception) through December 31, 2010. Our audits also included the financial statement schedules listed in the Index at Item 8. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Delta Tucker Holdings, Inc. and subsidiaries as of December 30, 2011 and December 31, 2010, and the results of their operations and their cash flows for the year ended December 30, 2011 and the period from April 1, 2010 (date of inception) through December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Fort Worth, Texas

April 9, 2012

DELTA TUCKER HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands)	For the year ended December 30, 2011	For the period from April 1, 2010 (Inception) through December 31, 2010
Revenue	$3,721,465	$1,697,706
Cost of services	(3,409,222)	(1,544,184)
Selling, general and administrative expenses	(149,551)	(78,024)
Merger expenses incurred by Delta Tucker Holdings, Inc.	—	(51,722)
Depreciation and amortization expense	(50,773)	(25,776)
Earnings from equity method investees	12,800	10,337
Impairment of equity method investment	(76,647)	—
Impairment of goodwill	(33,768)	—

Operating income	14,304	8,337
Interest Expense	(91,752)	(46,845)
Bridge commitment fee	—	(7,963)
Loss on early extinguishment of debt	(7,267)	—
Interest income	205	420
Other income, net	6,071	1,872

Loss before income taxes	(78,439)	(44,179)
Benefit for income taxes	20,122	7,881

Net loss	(58,317)	(36,298)
Noncontrolling interest	(2,625)	(1,361)

Net loss attributable to Delta Tucker Holdings, Inc.	$(60,942)	$(37,659)

See notes to consolidated financial statements.

DELTA TUCKER HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	As of
(Amounts in thousands, except share data)	December 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$70,205	$52,537
Restricted cash	10,773	9,342
Accounts receivable, net of allowances of $1,947 and $558, respectively	752,756	782,095
Prepaid expenses and other current assets	88,877	150,613

Total current assets	922,611	994,587
Property and equipment, net	24,084	26,497
Goodwill	645,603	679,371
Tradenames, net	43,660	43,839
Other intangibles, net	310,740	355,129
Other assets, net	67,723	163,932

Total assets	$2,014,421	$2,263,355

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$—	$5,700
Accounts payable	275,068	297,821
Accrued payroll and employee costs	129,027	99,295
Deferred income taxes	78,912	90,726
Accrued liabilities	149,175	147,859
Income taxes payable	1,077	3,471

Total current liabilities	633,259	644,872
Long-term debt, less current portion	872,909	1,018,512
Long-term deferred taxes	23,136	36,900
Other long-term liabilities	27,632	45,745

Total liabilities	1,556,936	1,746,029
Commitments and contingencies
Equity:
Common stock, $0.01 par value – 1,000 shares authorized and 100 shares issued and outstanding at December 30, 2011 and December 31, 2010, respectively.	—	—
Additional paid-in capital	550,951	550,492
Accumulated deficit	(98,593)	(37,659)
Accumulated other comprehensive (loss)/income	(59)	142

Total equity attributable to Delta Tucker Holdings, Inc.	452,299	512,975
Noncontrolling interest	5,186	4,351

Total equity	457,485	517,326

Total liabilities and equity	$2,014,421	$2,263,355

See notes to consolidated financial statements.

DELTA TUCKER HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)	For the year ended December 30, 2011	For the period from April 1, 2010 (Inception) through December 31, 2010
Cash flows from operating activities
Net loss	$(58,317)	$(36,298)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52,494	26,225
Amortization of deferred loan costs	8,383	4,167
Allowance for losses on accounts receivable	2,125	43
Loss on early extinguishment of debt, net	7,267	—
Loss on impairment or disposition of assets, net	896	—
Loss on impairment of equity method investment	76,647	—
Loss on impairment of goodwill	33,768	—
Earnings from equity method investees	(17,367)	(12,877)
Distributions from affiliates	17,040	10,963
Deferred income taxes	(25,579)	7,033
Other	958	1,120
Changes in assets and liabilities:
Restricted cash	(1,431)	(1,159)
Accounts receivable	27,214	(69,590)
Prepaid expenses and other current assets	(9,380)	(39,635)
Accounts payable and accrued liabilities	1,813	39,497
Income taxes receivable	51,455	43,422

Net cash provided by (used in) operating activities	167,986	(27,089)

Cash flows from investing activities
Merger consideration for shares, net of cash acquired	—	(869,043)
Purchase of property and equipment, net	(2,186)	(4,639)
Proceeds from sale of property, plant, and equipment	45	—
Purchase of software	(2,701)	(3,684)
Deconsolidation of GLS	—	(938)
Payments received from GLS on note receivable	—	204,114
Disbursements made to GLS on note receivable	—	(183,028)
Return of capital from equity method investees	9,147	—
Contributions to equity method investees	(7,308)	(21,000)

Net cash used in investing activities	(3,003)	(878,218)

Cash flows from financing activities
Borrowings on long-term debt	366,700	1,537,000
Payments on long-term debt	(518,003)	(1,090,268)
Payments of deferred financing cost	(3,282)	(49,092)
Borrowings under other financing arrangements	44,819	15,756
Payments under other financing arrangements	(36,904)	(5,868)
Equity contribution from Affiliates of Cerberus (Note 2)	—	550,927
Capital contribution from noncontrolling interest	500	—
Payment of dividends to noncontrolling interest	(1,145)	(611)

Net cash (used in) provided by financing activities	(147,315)	957,844

Net increase in cash and cash equivalents	17,668	52,537
Cash and cash equivalents, beginning of period	52,537	—
Cash and cash equivalents, end of period	$70,205	$52,537

Income taxes received, net of payments	$44,773	$31,733

Interest paid	$(82,198)	$(19,738)

See notes to consolidated financial statements.

DELTA TUCKER HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Amounts in thousands)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Equity Attributable to Delta Tucker Holdings, Inc.	Noncontrolling Interest	Total Equity
Balance at April 1, 2010	—	$—	$—	$—	$—	$—	$—	$—
Equity investment in connection with Merger (Note 2)	—	—	550,927	—	—	550,927	—	550,927
Acquisition accounting—fair value adjustment to noncontrolling interests			—	—	—	—	4,216	4,216
Comprehensive loss:
Net loss			—	(36,298)	—	(36,298)	—	(36,298)
Currency translation adjustment, net of tax			—	—	142	142	—	142
Comprehensive (loss) income			—	(36,298)	142	(36,156)	—	(36,156)
Noncontrolling interest			—	(1,361)	—	(1,361)	—	(1,361)

Comprehensive (loss) income attributable to Delta Tucker Holdings, Inc.			—	(37,659)	142	(37,517)	—	(37,517)
Net income and comprehensive income attributable to noncontrolling interest			—	—	—	—	1,361	1,361
DIFZ financing, net of tax			(435)	—	—	(435)	—	(435)
Dividends declared to noncontrolling interest			—	—	—	—	(1,226)	(1,226)

Balance at December 31, 2010	—	$—	$550,492	$(37,659)	$142	$512,975	$4,351	$517,326

Comprehensive loss:
Net loss			—	(58,317)	—	(58,317)	—	(58,317)
Currency translation adjustment, net of tax			—	—	(201)	(201)	—	(201)
Comprehensive loss			—	(58,317)	(201)	(58,518)	—	(58,518)
Noncontrolling interest			—	(2,625)	—	(2,625)	—	(2,625)

Comprehensive loss attributable to Delta Tucker Holdings, Inc.			—	(60,942)	(201)	(61,143)	—	(61,143)
Net income and comprehensive income attributable to noncontrolling interest			—	—	—	—	2,625	2,625
Issuance of shares to non-controlling interest			—	—	—	—	500	500
DIFZ financing, net of tax			459	8	—	467	—	467
Dividends declared to noncontrolling interest			—	—	—	—	(2,290)	(2,290)

Balance at December 30, 2011	—	$—	$550,951	$(98,593)	$(59)	$452,299	$5,186	$457,485

See notes to consolidated financial statements.

DELTA TUCKER HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended December 30, 2011 and For the Period From April 1, 2010 (Inception) Through December 31, 2010

Note 1 — Significant Accounting Policies and Accounting Developments

Unless the context otherwise indicates, references herein to “we,” “our,” “us,” or “the Company” refer to Delta Tucker Holdings, Inc. and our consolidated subsidiaries. The Company was incorporated in the state of Delaware on April 1, 2010. On July 7, 2010, DynCorp International Inc. (“DynCorp International”), completed a merger with Delta Tucker Sub, Inc., a wholly owned subsidiary of the Company. Pursuant to the Agreement and Plan of Merger dated as of April 11, 2010, Delta Tucker Sub, Inc. merged with and into DynCorp International, with DynCorp International becoming the surviving corporation and a wholly-owned subsidiary of the Company (the “Merger”). Holders of DynCorp International’s stock received $17.55 in cash for each outstanding share and since Cerberus indirectly owns all of our outstanding equity, DynCorp International’s stock is no longer publicly traded as of the Merger.

These consolidated financial statements have been prepared, pursuant to accounting principles generally accepted in the United States of America (“GAAP”).

Fiscal Year

We report the results of our operations using a 52-53 week basis. The Company’s fiscal year is comprised of twelve consecutive fiscal months ending on the Friday closest to December 31. These financial statements reflect our financial results for the year ended December 30, 2011, referred to as “calendar year 2011” and for the period from April 1, 2010 (Inception) through December 31, 2010, referred to as “calendar year 2010” and “inception year” throughout the financial statements.

DynCorp International’s historic fiscal year presentation was comprised of twelve consecutive fiscal months ended on the Friday closest to March 31 of each year. DynCorp International’s last completed fiscal year, prior to the merger on July 7, 2010, ended on April 2, 2010 (“fiscal year 2010”). The three month period, prior to the merger on July 7, 2010, ended July 2, 2010 is referred to as the “first quarter of fiscal year 2011.” The financial statements of Delta Tucker Holdings, Inc. include stub period (July 3 through July 7, 2010) activity related to DynCorp International. We evaluated the transactions during the stub period and concluded that they were immaterial and did not warrant separate presentation.

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

The Company classifies its equity method investees in two distinct groups based on management’s day-to-day involvement in the operations of each entity and the nature of each joint venture’s business. If the joint venture is deemed to be an extension of one of our Business Area Teams (“BATs”), and operationally integral to the business, our share of the joint venture’s earnings is reported within operating income in Earnings from equity method investees in the consolidated statement of operations. If the Company considers our involvement less significant, the share of the joint venture’s net earnings is reported in Other income, net in the consolidated statement of operations.

Economic rights in active joint ventures that are operationally integral are indicated by the ownership percentages in the table listed below.

Partnership for Temporary Housing LLC (“PaTH”)	40%
Contingency Response Services LLC (“CRS”)	45%
Global Response Services LLC (“GRS”)	51%
Mission Readiness LLC	36%
Global Linguist Solutions LLC (“GLS”)	51%

Economic rights in an active joint venture that the Company does not consider operationally integral are indicated by the ownership percentage in the table listed below.

Babcock DynCorp Limited	44%

Global Linguist Solutions Deconsolidation

After the implementation of Accounting Standards Update (“ASU”) 2009—17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, through the date of the Merger, DynCorp International continued to consolidate GLS based on the related party relationship between DynCorp International and McNeil Technologies Inc. (“McNeil”), our GLS joint venture partner. Through the date of the Merger, DynCorp International’s largest stockholder, Veritas Capital LP (“Veritas”), owned McNeil. This related party relationship ended on the date of Merger resulting in the deconsolidation of GLS on that date and we now share the power with McNeil to direct the activities that most significantly impact the economic performance of GLS.

While we do not have control over the performance of GLS, our senior management, including our chief executive officer, who is our chief operating decision maker, regularly reviews GLS operating results and metrics to make decisions about resources to be allocated to the segment and assess performance, thus GLS is classified as an operating segment. See Note 11 and Note 12 for further discussion on our GLS operating segment.

Noncontrolling Interest

We record the impact of our partner’s interest in consolidated joint ventures as noncontrolling interest. Currently DynCorp International FZ-LLC (“DIFZ”) is our only consolidated joint venture. Noncontrolling interest is presented on the face of the statement of operations as an increase or reduction in arriving at Net income attributable to Delta Tucker Holdings, Inc. Noncontrolling interest on the balance sheet is located in the equity section. See Note 12 for further information regarding DIFZ.

Revenue Recognition and Cost Estimation on Long-Term Contracts

General — We are predominantly a services provider and only include products or systems when necessary for the execution of the service arrangement, and as such, systems, equipment or materials are not generally separable from services. Revenue is recognized when persuasive evidence of an arrangement exists, services or products have been provided to the customer, the sales price is fixed or determinable (for non-U.S. government contracts) or costs are identifiable, determinable, reasonable and allowable (for our U.S. government contracts), and collectibility is reasonably assured (for non-U.S. government contracts) or a reasonable contractual basis for recovery exists (for U.S. government contracts). Our contracts typically fall into four categories with the first representing substantially all of our revenue. The categories are federal government contracts, construction-type contracts, software contracts and other contracts. We apply the appropriate guidance consistently to similar contracts.

We consider many factors in determining total estimated revenue and cost including the base contract price, contract options, change orders (modifications of the original contract), back charges and claims, and contract provisions for penalties, award fees and performance incentives. All of these factors and other special contract provisions are evaluated throughout the life of our contracts when estimating total contract revenue under the percentage-of-completion or proportional performance methods of accounting. We inherently have risks as it relates to our estimates with long term contracts. Actual amounts could differ from these estimates and could differ materially. We believe the following are inherent to the risk of estimation: (a) assumptions are uncertain and inherently judgmental at the time of the estimate; (b) use of reasonably different assumptions could have changed our estimates, particularly with respect to estimates of contract revenues and costs, and recoverability of assets, and (c) changes in the estimate could have a material effect on our financial condition or results of operations. The impact of all of these factors could contribute to a material cumulative adjustment.

For contracts containing award fees, we accrue these fees when we can make reasonably determinable estimates of award fees to consider them in determining total estimated contract revenue. We do not consider the mere existence of potential award fees as presumptive evidence that award fees are to be included in determining total estimated revenue. In some cases, we may not be able to reliably predict whether performance targets will be met and, consequently we exclude the award fees from the determination of total revenue in such instances. Our accrual of award fees may require adjustments from time to time. We continue to monitor our estimates around all contract performance.

We expense pre-contract costs as incurred for an anticipated contract until the contract is awarded. Throughout the life of the contract, indirect costs, including general and administrative costs, are expensed as incurred. Management regularly reviews project profitability and underlying estimates, including total cost to complete a project. For each project, estimates for total project costs are based on such factors as a project’s contractual requirements and management’s assessment of current and future pricing, economic conditions, political conditions and site conditions. Estimates can be impacted by such factors as additional requirements from our customers, a change in labor markets impacting the availability or price of a skilled workforce, regulatory changes both domestically and internationally, political unrest, or security issues at project locations. Revisions to estimates are reflected in results of operations as a change in accounting estimate in the period in which the facts that give rise to the revision become known by management.

We believe long-term contracts, contracts in a loss position and contracts with material award fees drive the significant potential changes in estimates in our contracts. These estimates are reviewed and assessed quarterly and could result in favorable or unfavorable adjustments.

Federal Government Contracts — For all non-construction and non-software U.S. federal government contracts or contract elements, we apply the guidance in ASC 912—Contractors—Federal Government. We apply the combination and segmentation guidance in ASC 605-35 Revenue—Construction-Type and Production-Type Contracts, under the guidance of ASC 912, in analyzing the deliverables contained in the applicable contract to determine appropriate profit centers. Revenue is recognized by profit center using the percentage-of-completion method or completed contract method. The completed contract method is sometimes used when reliable estimates cannot be supported for percentage-of-completion method recognition or for short duration projects when the results of operations would not vary materially from those resulting from use of the percentage-of-completion method. Until complete, project costs may be maintained in work-in-progress, a component of inventory.

Projects under our U.S. federal government contracts typically have different pricing mechanisms that influence how revenue is earned and recognized. These pricing mechanisms are classified as cost-plus-fixed-fee, fixed-price, cost-plus-award-fee or time-and-materials (including unit-price/level-of-effort contracts). Any of these contract types can be executed under an IDIQ contract, which does not represent a firm order for services. As a result, the exact timing and quantity of delivery and pricing mechanism for IDIQ profit centers are generally not known at the time of contract award, but they can contain any type of pricing mechanism.

Revenue on projects with a fixed-price or fixed-fee, including award fees, is recognized based on progress towards completion over the contract period, measured by either output or input methods appropriate to the services or products provided. For example, “output measures” can include period of service, such as for aircraft fleet maintenance, and units delivered or produced, such as aircraft for which modification has been completed. “Input measures” can include a cost-to-cost method, such as for procurement-related services.

Revenue on time-and-materials projects is recognized at contractual billing rates for applicable units of measure (e.g. labor hours incurred, units delivered). Revenue related to our unconsolidated joint ventures, where a shared service agreement exists, is recognized equal to the costs incurred to provide these services.

Construction Contracts or Contract Elements — For all construction contracts or contract elements, revenue is recognized by profit center using the percentage-of-completion method.

Software Contracts or Contract Elements — It is our policy to review any arrangement containing software or software deliverables using applicable GAAP for software revenue recognition. We have not historically sold software on a separate, standalone basis. As a result, software arrangements are typically accounted for as one unit of accounting and are recognized over the service period, including the period of post-contract customer support. We had no new software contracts or contracts with software elements in 2011 or 2010.

Other Contracts or Contract Elements — Our contracts with non-federal government customers are predominantly service arrangements. Multiple-element arrangements involve multiple obligations in various combinations to perform services, deliver equipment or materials, grant licenses or other rights, or take certain actions. We evaluate all deliverables in an arrangement to determine whether they represent separate units of accounting and arrangement consideration is allocated among the separate units of accounting based on the guidance applicable for the multiple-element arrangement. Many of our arrangements were entered into prior to January 1, 2011. For these arrangements, arrangement considerations are allocated to those identified as multiple-element arrangements based on their relative fair values. Fair values are established by evaluating vendor specific objective evidence (“VSOE”) or third-party evidence if available. Due to the customized nature of our arrangements, VSOE and third-party evidence is generally not available resulting in applicable arrangements being accounted for as one unit of accounting. For arrangements that are entered into or materially modified after January 1, 2011, arrangement considerations are allocated to those identified as multiple-element arrangements based on relative selling price. Relative selling price is established through VSOE, third-party evidence, or management’s best estimate of selling price. Due to the customized nature of our arrangements, VSOE and third-party evidence is generally not available and therefore, relative selling price is generally allocated to multiple-element arrangements utilizing management’s best estimate of selling price.

Cash and Cash Equivalents

For purposes of reporting cash and cash equivalents, we consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Restricted Cash

Restricted cash represents cash restricted by certain contracts and available for use to pay specified costs and vendors on work performed on specific contracts. On some contracts, advance payments are not available for use and cash is to be disbursed for specified costs for work performed on the specific contract. Changes in restricted cash related to our contracts are included as operating activities.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management evaluates these estimates and assumptions on an ongoing basis, including but not limited to, those relating to allowances for doubtful accounts, fair value and impairment of intangible assets and goodwill, income taxes, profitability on contracts, anticipated contract modifications, contingencies and litigation. Actual results could differ from those estimates. See our discussion above in the Revenue Recognition and Cost Estimation on Long-Term Contracts for further discussion regarding our estimate process and recognition of award fees.

Allowance for Doubtful Accounts

We establish an allowance for doubtful accounts against specific billed receivables based upon the latest information available to determine whether invoices are ultimately collectible. Such information includes the historical trends of write-offs and recovery of previously written-off accounts, the financial strength of the respective customer and projected economic and market conditions. The evaluation of these factors involves subjective judgments and changes in these factors may cause an increase to our estimated allowance for doubtful accounts, which could significantly impact our consolidated financial statements by incurring bad debt expense. Given that we primarily serve the U.S. government, we believe the risk is low that changes in our allowance for doubtful accounts would have a material impact on our financial results.

Property and Equipment

The cost of property and equipment, less applicable residual values, is depreciated using the straight-line method. Depreciation commences when the specific asset is complete, installed and ready for normal use. Depreciation related to equipment purchased for specific contracts is typically included within Cost of services, as this depreciation is directly attributable to project costs. We evaluate property and equipment for impairment quarterly by examining factors such as existence, functionality, obsolescence and physical condition. In the event that we experience impairment, we revise the useful life estimate and record the impairment as an addition to depreciation expense and accumulated depreciation. Our standard depreciation and amortization policies are as follows:

Computer and related equipment	3 to 5 years
Furniture and other equipment	2 to 10 years
Leasehold improvements	Shorter of lease term or useful life

Impairment of Long Lived Assets

Our long lived assets are primarily made up of customer related intangibles. The initial values assigned to customer-related intangibles were the result of fair value calculations associated with business combinations. The values were determined based on estimates and judgments regarding expectations for the estimated future after-tax cash flows from those assets over their lives, including the probability of expected future contract renewals and sales, less a cost-of-capital charge, all of which was discounted to present value. We evaluate the carrying value of our customer-related intangibles whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The customer related intangible carrying value is considered impaired when the anticipated undiscounted cash flows from such asset is less than its carrying value. In that case, a loss is recognized based on the amount by which the carrying value exceeds the fair value.

Indefinite-Lived Assets

Indefinite-lived assets, including goodwill and indefinite-lived tradename, are not amortized but are subject to an annual impairment test. The first step of the goodwill impairment test compares the fair value of each of our reporting units with its carrying amount, including indefinite-lived assets. If the fair value of a reporting unit exceeds its carrying amount, the indefinite-lived assets of the reporting unit are not considered impaired, and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. We evaluate goodwill for impairment annually in the first month of the fourth quarter of each fiscal year and when an event occurs or circumstances change to suggest that the carrying value may not be recoverable. Our performance of the goodwill impairment test determined that the carrying value of the goodwill associated two reporting units within our GSDS reporting segment exceeded the fair value. As a result, we recorded an impairment charge of $33.8 million for the year ended December 30, 2011. See Note 3 for further discussion.

Income Taxes

We file income, franchise, gross receipts and similar tax returns in many jurisdictions. Our tax returns are subject to audit by the Internal Revenue Service, most states in the U.S., and by various government agencies representing many jurisdictions outside the U.S.

We use the asset and liability approach for financial accounting and reporting for income taxes in accordance with the Financial Accounting Standards Board (“FASB”) Codification. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Income tax expense is made up of current expense which includes both permanent and temporary differences and deferred expense which only includes temporary differences. Income tax expense is the amount of tax payable for the period plus or minus the change in deferred tax assets and liabilities during the period.

We make a comprehensive review of our portfolio of uncertain tax positions regularly. The accounting for uncertainty in income taxes requires a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. A liability is recorded when a benefit is recognized for a tax position and it is not more-likely-than-not that the position will be sustained on its technical merits or where the position is more-likely-than-not that it will be sustained on its technical merits, but the largest amount to be realized upon settlement is less than 100% of the position. To the extent that our assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. Tax-related interest is classified in interest expense and tax-related penalties are classified in income tax expense. See Note 4 for additional detail regarding uncertain tax positions.

Currency Translation

The assets and liabilities of our subsidiaries, that are outside the U.S. and that have a functional currency that is not the U.S. dollar, are translated into U.S. dollars at the rates of exchange in effect at the balance sheet dates. Income and expense items, for these subsidiaries, are translated at the average exchange rates prevailing during the period. Gains and losses resulting from currency transactions and the remeasurement of the financial statements of U.S. functional currency foreign subsidiaries are recognized currently in Cost of services and Other income, net and those resulting from translation of financial statements are included in accumulated other comprehensive income. Our foreign currency transactions were not material for the calendar year ended December 30, 2011.

Operating Segments

Our business is aligned into three operating segments, two of which, Global Stabilization and Development Solutions (“GSDS”) and Global Platform Support Solutions (“GPSS”), are wholly-owned. Our third segment, GLS, is a 51% owned joint venture and accounted for as an operationally integral unconsolidated equity method investee. Our reporting segments are identical to our operating segments. Each segment, with the exception of GLS, is comprised of numerous contracts. Our segments are more fully described in Note 11.

Accounting Developments

Pronouncements Implemented

In September 2011, the FASB issued ASU No. 2011-09—Disclosures about an Employer’s Participation in a Multiemployer Plan, which amends FASB ASC 715-80, Compensation-Retirement Benefits-Multiemployer Plans, requiring additional disclosures about the commitments an employer has made to a multiemployer plan and the potential future cash flow implication of participation in such a plan. Specifically, the additional disclosures require information concerning (1) identification of the multiemployer plans in which an employer participates, (2) the level of employer participation, including the amount of contributions made, (3) the financial condition of the plans, and (4) the nature of an employer’s commitments to the plans. Additional disclosures are required in respect to plans for which information is not publicly available from the plan’s annual report filed with the Internal Revenue Service. The amendments to FASB ASC 715-80 do not alter existing recognition and measurement guidance under the provisions of FASB ASC 450, Contingencies, if it is probable or reasonably possible that withdrawal from a plan could give rise to an obligation, or that the contribution to a plan would be increased to cover a shortfall in funds necessary to maintain the required level of benefit coverage. The revised disclosure requirements are applied retrospectively for fiscal years ending after December 15, 2011, for public entities. Early application is permitted. We adopted ASU No. 2011-09 as of December 30, 2011. The adoption of this ASU did not have a material effect on our consolidated financial position and results of operations. See further discussion in Note 6.

In October 2009, the FASB issued ASU No. 2009-13—Revenue Recognition Multiple-Deliverable Revenue Arrangements. This update (i) removes the objective-and-reliable-evidence-of-fair-value criterion from the separation criteria used to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, (ii) replaces references to “fair value” with “selling price” to distinguish from the fair value measurements required under the fair value measurements and disclosures guidance, (iii) provides a hierarchy that entities must use to estimate the selling price, (iv) eliminates the use of the residual method for allocation, and (v) expands the ongoing disclosure requirements. The impact of this ASU is limited to new or materially modified non-U.S. government contracts. The amendments in this update are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We adopted ASU No. 2009-13 as of January 1, 2011. The adoption of this ASU did not have a material effect on our consolidated financial position and results of operations.

In October 2009, the FASB issued ASU No. 2009-14—Certain Revenue Arrangements That Include Software Elements, which updates ASC 985—Software, and clarifies which accounting guidance should be used for purposes of measuring and allocating revenue for arrangements that contain both tangible products and software, and where the software is more than incidental, to the tangible product as a whole. The amendments in this update are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We adopted ASU No. 2009-14 as of January 1, 2011.The adoption of this ASU did not have a material effect on our consolidated financial position and results of operations.

Pronouncements Not Yet Implemented

On May 12, 2011, the FASB issued ASU No. 2011-04—Fair Value Measurements. The ASU was issued as a joint effort by the FASB and International Accounting Standards Board (“IASB”) to develop a single converged fair value framework. The ASU provides guidance on how and when to measure fair value and the required disclosures. There are few differences between the ASU and the international counterpart. While the ASU is largely consistent with existing fair value measurement principles under U.S. GAAP, it expands ASC 820’s existing disclosure requirements for fair value measurements and makes other amendments. Many of these amendments are being made to eliminate unnecessary wording differences between U.S. GAAP and IFRS. However, some could change how the fair value measurement guidance in ASC 820 is applied. The ASU is effective for interim and annual periods beginning after December 15, 2011, for public entities. We do not believe that the adoption of this ASU will have a material effect on our consolidated financial position and results of operations.

In June 2011, the FASB issued ASU No. 2011-05—Presentation of Comprehensive Income. The ASU amends FASB ASC 220, Comprehensive Income, to eliminate the option to present components of other comprehensive income (“OCI”) as part of the statement of changes in stockholders’ equity, require presentation of each component of net income and each component of OCI (and their respective totals) either in a single continuous statement or in two separate statements, and require presentation of reclassification adjustments on the face of the statement. The amendments do not change the option to present components of OCI either before or after related income tax effects; they do not change the items that must be reported in OCI, when an item of OCI should be reclassified to net income, or the computation of earnings per share. On October 21, 2011, the FASB issued a deferral of the new requirement to present reclassifications of OCI on the face of the income statement. Companies would still be required to adopt the other requirements contained in the new accounting standard for the presentation of comprehensive income. The amendments made should be applied retrospectively and become effective for SEC registrants for fiscal years and interim periods beginning after December 15, 2011, with early adoption permitted. We do not believe that the adoption of this ASU will have a material effect on our consolidated financial position and results of operations.

On September 15, 2011, the FASB issued ASU No.2011-08—Testing Goodwill for Impairment, which gives entities testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit in step 1 of the goodwill impairment test. If entities determine, on the basis of qualitative factors, that the fair value of a reporting unit is more-likely-than-not less than the carrying amount, the two-step impairment test would be required. Otherwise, further testing would not be needed. The ASU is effective for all entities for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. We do not believe that the adoption of this ASU will have a material effect on our consolidated financial position and results of operations.

Note 2 — Composition of Certain Financial Statement Captions

The following tables present financial information of certain consolidated balance sheet captions.

Prepaid expenses and other current assets — Prepaid expenses and other current assets were:

(Amounts in thousands)	December 30, 2011	December 31, 2010
Prepaid expenses	$38,092	$34,801
Prepaid income taxes	2,236	54,927
Inventories	7,005	11,034
Available-for-sale inventory	11,084	10,485
Work-in-process	10,223	5,132
Joint venture receivables	3,959	5,005
Favorable contracts	4,825	23,096
Other current assets	11,453	6,133

Prepaid expenses and other current assets	$88,877	$150,613

Prepaid expenses include prepaid insurance, prepaid vendor deposits, and prepaid rent, none of which individually exceed 5% of current assets. Prepaid income taxes represents refunds expected through calendar year 2012.

Available-for-sale-inventory is made up of seven helicopters, valued at $8.2 million, that were not deployed on existing programs as of December 30, 2011, as well as aircraft parts inventory related to our former Life Cycle Support Services (“LCCS”) Navy contract.

Property and equipment, net — Property and equipment, net were:

(Amounts in thousands)	December 30, 2011	December 31, 2010
Helicopters	$8,087	$8,087
Computers and other equipment	9,524	9,119
Leasehold improvements	9,367	6,953
Office furniture and fixtures	4,738	4,598

Gross property and equipment	31,716	28,757
Less accumulated depreciation	(7,632)	(2,260)

Property and equipment, net	$24,084	$26,497

Depreciation expense was $5.5 million and $2.3 million for the year ended December 30, 2011 and for the period from April 1, 2010 (Inception) through December 31, 2010, respectively, including certain depreciation amounts classified as Cost of services.

Other assets, net — Other assets, net were:

(Amounts in thousands)	December 30, 2011	December 31, 2010
Deferred financing costs, net	$32,710	$45,080
Investment in affiliates	27,700	107,217
Palm promissory notes, long-term portion	5,307	5,482
Phoenix retention asset	—	3,128
Other	2,006	3,025

Other assets, net	$67,723	$163,932

Deferred financing costs are amortized through interest expense. Amortization related to deferred financing costs was $8.4 million and $4.2 million for the year ended December 30, 2011 and for the period from April 1, 2010 (Inception) through December 31, 2010, respectively. Deferred financing costs were reduced during the year ended December 30, 2011 by $7.3 million related to the pro rata write–off of financing costs to Loss on early extinguishment of debt as a result of the $147.3 million in total prepayments on the term loan in 2011. See Note 7 for further discussion of our prepayments on our debt.

The Phoenix retention bonus, recorded at the acquisition date, was reduced to zero as a result of the acceleration of the bonus expense resulting from the reorganization of the Phoenix entity during the year ended December 30, 2011. Investment in affiliates was reduced during the year ended December 30, 2011 by a $1.5 million and a $7.7 million return of capital from our CRS joint venture and the GLS joint venture, respectively. Additionally, an impairment was recorded against our investment in affiliates as of September 30, 2011, in the amount of $76.6 million, as our investment in GLS had a loss in value that was other than temporary. See Note 12 for further discussion of the impairment of the investment in affiliates.

Accrued payroll and employee costs — Accrued payroll and employee costs were:

(Amounts in thousands)	December 30, 2011	December 31, 2010
Wages, compensation and other benefits	$102,427	$77,713
Accrued vacation	26,077	20,608
Accrued contributions to employee benefit plans	523	974

Accrued payroll and employee costs	$129,027	$99,295

Accrued liabilities — Accrued liabilities were:

(Amounts in thousands)	December 30, 2011	December 31, 2010
Deferred revenue	$12,084	$8,179
Insurance expense	48,715	22,342
Interest expense	24,480	23,380
Unfavorable contract liability	6,867	14,653
Operating reserves and contract losses	6,456	21,451
Legal matters	4,782	17,403
Subcontractor retention	5,927	14,574
Financed insurance	17,804	9,888
Other	22,060	15,989

Accrued Liabilities	$149,175	$147,859

Deferred revenue is primarily due to payments in excess of revenue recognized related to customer advances. Other is comprised of Accrued Rent and Workers Compensation related claims and other individual balances that are not individually material to the consolidated financial statements.

Other long-term liabilities — Other long-term liabilities were:

(Amounts in thousands)	December 30, 2011	December 31, 2010
Unfavorable contract liability	$6,761	$19,418
Unrecognized tax benefit	2,614	3,098
Unfavorable lease accrual	4,827	6,963
Contract losses	9,804	11,143
Other	3,626	5,123

Other long-term liabilities	$27,632	$45,745

Note 3 — Goodwill and other Intangible Assets

We estimate the fair value of our reporting units using a combination of the income approach and the market approach. Under the income approach, we utilize a discounted cash flow model based on several factors including balance sheet carrying values, historical results, our most recent forecasts, and other relevant quantitative and qualitative information. We discount the related cash flow forecasts using the weighted-average cost of capital at the date of evaluation. Under the market approach, we utilize comparative market multiples in the valuation estimate. While the income approach has the advantage of utilizing more company specific information, the market approach has the advantage of capturing market based transaction pricing. We weight the estimates developed under each approach equally in determining the estimated fair value of each reporting unit. The estimates and assumptions used in assessing the fair value of our reporting units and the valuation of the underlying assets and liabilities are inherently subject to significant uncertainties.

As discussed in Note 1, the goodwill carrying value is tested for impairment annually in October and when an event occurs or circumstances change to suggest that the carrying value may not be recoverable using a two step process for each reporting unit. The first step of the annual impairment test indicated the carrying values of the reporting units for Intelligence Training and Solutions (“ITS”) and Training and Mentoring (“TM”) aggregating $109.6 million, may not be recoverable. The Company performed the second step of the impairment test and determined that the implied goodwill for each of these reporting units was a total of $33.8 million lower than the carrying value amount. A non-cash impairment charge was recorded for this amount for the two reporting units within our GSDS reporting segment, for the year ended December 30, 2011. The goodwill impairment charge was due to the decline in the projected future cash flows of the ITS and TM businesses, resulting from changes in the business environment specific to these reporting units. Specifically, the two reporting units have been subjected to uncertain market trends and shifts in program priorities and funding requirements which has resulted in lower margins. The impairment charge is presented separately in the statement of operations and as mentioned above, relate solely to the GSDS segment. The impairment charge for ITS and TM represents the accumulated impairment recognized since inception.

The following tables provide information about our goodwill balances for our three segments, Global Stabilization and Development Solutions (“GSDS”), Global Platform Support Solutions (“GPSS”) and GLS:

	000000000	000000000	000000000	000000000
(Amounts in thousands)	GSDS	GPSS	GLS	Total
Balance as of April 1, 2010 (inception)	$—	$—	$—	$—
Goodwill balance as of July 7, 2010 (1)	119,386	559,985	60,066	739,437
Changes between July 7, 2010 and December 31, 2010 (2)	—	—	(60,066)	(60,066)

Goodwill balance as of December 31, 2010	119,386	559,985	—	679,371
Changes between December 31, 2010 and December 30, 2011(3)	(33,768)	—	—	(33,768)

Goodwill balance as of December 30, 2011	$85,618	$559,985	$—	$645,603

(1)	This balance was a result of the Merger on July 7, 2010.
(2)	Balance is due to the GLS deconsolidation. Refer to Note 1 for additional information.
(3)	Represents the impairment of goodwill recorded as of December 30, 2011.

The following tables provide information about changes relating to certain intangible assets:

	December 30, 2011
(Amounts in thousands, except years)	Weighted Average Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net
Other intangible assets:
Customer-related intangible assets	7.6	$350,912	$(59,399)	$291,513
Other	5.0	30,500	(11,273)	19,227

Total other intangibles		$381,412	$(70,672)	$310,740

Tradenames:
Finite-lived	3.4	$869	$(267)	$602
Indefinite-lived		43,058	—	43,058

Total tradenames		$43,927	$(267)	$43,660

	December 31, 2010
(Amounts in thousands, except years)	Weighted Average Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net
Other intangible assets:
Customer-related intangible assets	9.2	$350,913	$(20,003)	$330,910
Other	6.1	28,093	(3,874)	24,219

Total other intangibles		$379,006	$(23,877)	$355,129

Tradenames:
Finite-lived	4.8	$869	$(88)	$781
Indefinite-lived		43,058	—	43,058

Total tradenames		$43,927	$(88)	$43,839

Amortization expense for customer-related intangibles, other intangibles, and finite-lived tradename was $47.0 million and $24.0 million for the year ended December 30, 2011 and for the period from April 1, 2010 (Inception) through December 31, 2010, respectively. Other intangibles is primarily representative of our capitalized software which had a gross carrying value of $15.9 million and $14.1 million for the year ended December 30, 2011 and for the period from April 1, 2010 (Inception) through December 31, 2010, respectively.

The following table outlines an estimate of future amortization based upon the finite-lived intangible assets owned at December 30, 2011:

Amortization Expense (1)
Estimate for calendar year 2012	$45,381
Estimate for calendar year 2013	43,697
Estimate for calendar year 2014	42,992
Estimate for calendar year 2015	41,203
Estimate for calendar year 2016	38,448
Thereafter	99,621

(1)	The future amortization is inclusive of the finite lived intangible-assets and finite-lived tradename.

Note 4 — Income Taxes

The benefit from income taxes consists of the following:

(Amounts in thousands)	For the year ended December 30, 2011	For the period from April 1, 2010 (Inception) through December 31, 2010
Current portion:
Federal	$461	$16,576
State	(855)	(375)
Foreign	(3,967)	(1,287)

	(4,361)	14,914
Deferred portion:
Federal	23,656	(7,358)
State	720	283
Foreign	107	42

	24,483	(7,033)

Benefit from income taxes	$20,122	$7,881

Temporary differences, which give rise to deferred tax assets and liabilities, were as follows:

(Amounts in thousands)	December 30, 2011	December 31, 2010
Deferred tax assets related to:
Worker’s compensation accrual	$14,306	$4,133
Accrued vacation	4,929	5,644
Completion bonus allowance	5,298	3,774
Accrued severance	313	1,834
Accrued executive incentives	842	550
Legal reserve	1,712	6,261
Accrued health costs	1,168	924
Suspended loss from consolidated partnership	3,554	3,572
Contract loss reserve	10,518	21,887
Other accrued liabilities and reserves	13,962	16,117
Foreign tax credit carryforward	20,939	17,017
Net operating loss carryforward	14,293	25,679
Uncertain tax positions	6,125	6,278

Total deferred tax assets	97,959	113,670

Deferred tax liabilities related to:
Partnership / joint venture basis differences	(6,153)	(37,446)
Prepaid insurance	(7,818)	(6,385)
Customer intangibles	(71,483)	(77,136)
Unbilled receivables	(114,553)	(120,329)
Total deferred tax liabilities	(200,007)	(241,296)

Deferred tax (liabilities) assets, net	$(102,048)	$(127,626)

Deferred tax assets and liabilities are reported as:

(Amounts in thousands)	December 30, 2011	December 31, 2010
Current deferred tax liabilities	$(78,912)	$(90,726)
Non-current deferred tax liabilities	(23,136)	(36,900)

Deferred tax liabilities, net	$(102,048)	$(127,626)

In evaluating our deferred tax assets, we assess the need for any related valuation allowances or adjust the amount of any allowances, if necessary. We assess such factors as the scheduled reversal of deferred tax liabilities (including the impact of available carry back and carry forward periods), projected future taxable income and available tax planning strategies in determining the need for or sufficiency of a valuation allowance. Based on this assessment, we concluded no valuation allowances were necessary as of December 30, 2011 and December 31, 2010.

As of December 30, 2011 and December 31, 2010, we had U.S. federal net operating loss carry forwards (“NOLs”) of approximately $60.8 million and $94.3 million, respectively, that will begin to expire in 2030 and state NOLs of approximately $197.4 million and $250.5 million, respectively, that will begin to expire in 2015. The remainder will not begin to expire until 2020 or later. Additionally, at December 30, 2011 and December 31, 2010, we had approximately $20.9 million and $17.0 million, respectively, in foreign tax credit carryforwards (“FTCs”) that will begin to expire in 2017. We expect to fully utilize our federal and state net operating losses as well as our foreign tax credit carry forwards prior to their expiration.

As of December 30, 2011 and December 31, 2010 we recorded a reserve for uncertain tax positions in the deferred tax accounts, offsetting the NOLs, in the amount of $8.6 million and $9.8 million, net of tax, and $23.9 million and $27.2 million, on a pre-tax basis, respectively. The NOLs and FTCs were primarily the result of the Company having obtained, from the Internal Revenue Service (“IRS”), a favorable Change in Accounting Method (“CIAM”) letter, with respect to the timing of revenue recognition for the Company’s unbilled receivables. The CIAM went into effect beginning with the tax year ended

April 2, 2010. The Company’s subsidiary, DynCorp International, Inc., filed its April 2, 2010 tax return, applying the CIAM, which resulted in a tax net operating loss which was carried back to prior tax years. In December of 2010, DynCorp International received a $34.1 million refund related to the CIAM. In January of 2011, an additional refund of $46.0 million was received from the IRS related to the CIAM.

A reconciliation of the statutory federal income tax rate to our effective rate is provided below:

	December 30, 2011	December 31, 2010
Statutory rate	35.0%	35.0%
State income tax, less effect of federal deduction	(0.2)%	0.1%
Noncontrolling interests	1.1%	1.4%
Goodwill impairment	(12.4)%	—%
Acquisition costs	—%	(18.3)%
Reduction of uncertain tax positions	1.3%	—%
State effective tax rate adjustment	0.4%	—%
Nondeductible expenses	(1.3)%	(3.3)%
Other	1.7%	2.9%

Effective tax rate	25.6%	17.8%

Due to the nature of the Company’s business, as a provider of professional and technical government services to the U.S. government, foreign earnings generally are exempt from foreign tax due to various bi-lateral agreements often referred to as Status of Forces Agreements (“SOFA”) and Status of Mission Agreements (“SOMA”) or their equivalents. The Company repatriates and provides U.S. income taxes on all income it earns outside of the United States.

Uncertain Tax Positions

The amount of unrecognized tax benefits at December 30, 2011 and December 31, 2010 was $11.2 million and $12.9 million, respectively, of which $6.1 million and $6.6 million, respectively, would impact our effective tax rate if recognized. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(Amounts in thousands)
Balance at April 1, 2010	$—
Additions for tax positions acquired through DI merger	3,546
Additions for tax positions related to current year	9,781
Reductions for tax positions of prior years
Settlements	0
Lapse of statute of limitations	(448)

Balance at December 31, 2010	$12,879

(Amounts in thousands)
Balance at December 31, 2010	$12,879
Additions for tax positions related to current year	—
Reductions for tax positions of prior years
Settlements	—
Net releases	(1,216)
Lapse of statute of limitations	(483)

Balance at December 30, 2011	$11,180

We recognize interest accrued related to unrecognized tax benefits in Interest expense and penalties in Benefit for income taxes in our Consolidated Statements of Operations. For the year ended December 30, 2011 and for the period from April 1, 2010 (Inception) through December 31, 2010, we recognized a net decrease of approximately $0.03 million and $0.1 million, respectively, in interest and penalty expense. It is expected of the $11.2 million of unrecognized tax benefits $1.0 million will change in the next twelve months.

We file income tax returns in U.S. federal and state jurisdictions and in various foreign jurisdictions. The statute of limitations is open for U.S. federal income tax returns for our fiscal year 2009 forward. The statute of limitations for state income tax returns is open for our fiscal year 2009 and forward, with few exceptions, and foreign income tax examinations for the calendar year 2008 forward.

Note 5 — Accounts Receivable

Accounts Receivable, net consisted of the following:

(Amounts in thousands)	December 30, 2011	December 31, 2010
Billed	$291,780	$298,804
Unbilled	460,976	483,291

Total	$752,756	$782,095

Unbilled receivables as of December 30, 2011 and December 31, 2010 include $25.8 million and $31.3 million, respectively, related to costs incurred on projects for which we have been requested by the customer to begin new work under or extend work under an existing contract, and for which formal contracts or contract modifications have not been executed at the end of the respective periods. This amount includes contract claims of $0.1 million as of December 31, 2010. There were no contract claims included in the amount as of December 30, 2011. The balance of unbilled receivables consists of costs and fees billable immediately, on contract completion or other specified events, all of which are expected to be billed and collected within one year, except items that may result in a request for equitable adjustment or formal claim.

Note 6 — Retirement Plans

401(k) Savings Plans

The DynCorp International Savings Plan (the “Savings Plan”) is a participant-directed, defined contribution, 401(k) plan for the benefit of employees meeting certain eligibility requirements. The Savings Plan is intended to qualify under Section 401(a) of the U.S. Internal Revenue Code (the “Code”), and is subject to the provisions of the Employee Retirement Income Security Act of 1974. Under the Savings Plan, participants may contribute from 1% to 50% of their earnings, except for highly compensated employees who can only contribute up to 10% of their gross salary. Contributions are made on a pre-tax basis, limited to annual maximums set by the Code. The current maximum contribution per employee is sixteen thousand five hundred dollars per calendar year. Company matching contributions are also made in an amount equal to 100% of the first 2% of employee contributions and 50% of the next 6%, up to ten thousand per calendar year are invested in various funds at the discretion of the participant. We incurred Savings Plan expense of approximately $13.9 million and $5.5 million for the year ended December 30, 2011 and for the period from April 1, 2010 (Inception) through December 31, 2010, respectively. All Savings Plan expenses are fully funded.

Multiemployer Pension Plans

We are subject to several collective-bargaining agreements that require contributions to a multiemployer defined benefit pension plan that covers its union-represented employees. We contribute to this plan based on specified hourly rates for eligible hours. The risks of participating in this multiemployer plan are different from single-employer plans in the following aspects:

a.	Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers.

b.	If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.

c.	If we stop participating in the multiemployer plan, the Company may be required to pay a withdrawal liability based on its portion of the unfunded status of the plan.

We are subject to seven significant collective bargaining-agreements that require contributions to the International Association of Machinists National Pension Fund (“IAMNPF”) with expiration dates ranging from May 16, 2012 through March 30, 2014. This is the only multiemployer plan that we contribute to. As long as we remain a contributing employer, we have no liability for any unfunded portion of this plan. However, if for any reason, we stop making contributions to the plan under any of the individual collective-bargaining agreements, we could be assessed a potential withdrawal liability based on our share of the unfunded vested benefits of the plan. Our share of the unfunded vested benefits is determined by the contributions required under the individual collective-bargaining agreements from which we withdraw relative to the plan as a whole.

Our participation in the IAMNPF for the year ended December 30, 2011 and for the period from April 1, 2010 (Inception) through December 31, 2010 is outlined in the table below.

	EIN/ Pension Plan	Pension Protection Act Zone Status		FIR/RP Status Pending /	Contributions of DynCorp		Surcharge	Expiration Date of
Pension Fund	Number	2011	2010	Implemented	2011	2010	Imposed	CBA
IAMNPF (1)	51-6031295	Green	Green	No	$4,461,424	$3,719,301	No	5/16/2012 through 3/30/2014

Total Contributions					$4,461,424	$3,719,301

(1)	Of the seven collective-bargaining agreements that require contributions to this plan, our agreement with CALFIRE is the most significant as contributions under this plan for years 2012 through the expiration date of the collective-bargaining agreement will approximate $3.5 million, or 46% of all required contributions to the IAMNPF.

Note 7 — Long-Term Debt

Long-term debt consisted of the following:

(Amounts in thousands)	December 30, 2011	December 31, 2010
9.5% Senior subordinated notes	$637	$637
Term loan	417,272	568,575
10.375% Senior unsecured notes	455,000	455,000
Outstanding revolver borrowings	—	—

Total indebtedness	872,909	1,024,212
Less current portion of long-term debt	—	(5,700)

Total long-term debt	$872,909	$1,018,512

Our Term Loan facility provides for quarterly principal payments of $1.4 million that began in December 2010. In October 2011, a principal prepayment of $48.7 million was made on our Term Loan that was applied to all future schedule maturities and satisfied our responsibility to make quarterly principle payments through July 7, 2016. As a result, the total due on the Term Loan is included in Long-term debt, less current portion in our Consolidated balance sheet as of December 30, 2011. The current portion of long-term debt as of December 31, 2010 was $5.7 million, which was comprised of quarterly principal payments of $1.4 million.

Senior Credit Facility

In connection with the Merger, we entered into a senior secured credit facility on July 7, 2010 (the “Original Senior Credit Facility”), with a banking syndicate and Bank of America, NA as Agent. On August 10, 2011, DynCorp International Inc. entered into an amendment to the Senior Credit Facility (the “Amendment” and, together with the Original Senior Credit Facility, the “Senior Credit Facility”).

Our Senior Credit Facility is secured by substantially all of our assets and is guaranteed by substantially all of our subsidiaries. It provides for a six year, $570 million term loan facility (“Term Loan”) and a four year, $150 million revolving credit facility (“Revolver”), including a $100 million letter of credit subfacility. As of December 30, 2011 and December 31, 2010, the additional available borrowing capacity under the Senior Credit Facility was approximately $109.6 million and $109.0 million, respectively, which gives effect to $40.4 million and $41.0 million in letters of credit, respectively. The maturity date on the Term Loan is July 7, 2016 and the maturity date on the Revolver is July 7, 2014. Amounts borrowed under our Revolver were used to fund operations.

Interest Rates on Term Loan & Revolver

Both the Term Loan and Revolver bear interest at one of two options, based on our election, using either the (i) base rate (“Base Rate”) as defined in the Senior Credit Facility plus an applicable margin or the (ii) London Interbank Offered Rate (“Eurocurrency Rate”) as defined in the Senior Credit Facility plus an applicable margin. The applicable margin for the Term Loan is fixed at 3.5% for the Base Rate option and 4.5% for the Eurocurrency Rate option. The applicable margin for the Revolver ranges from 3.0% to 3.5% for the Base Rate option or 4.0% to 4.5% for the Eurocurrency option based on our outstanding Secured Leverage Ratio at the end of the quarter. The Secured Leverage Ratio is calculated by the ratio of total secured consolidated debt (net of up to $50 million of unrestricted cash and cash equivalents) to consolidated earnings before interest, taxes, and depreciation & amortization (“Consolidated EBITDA”), as defined in the Senior Credit Facility. Interest payments on both the Term Loan and Revolver are payable at the end of the interest period as defined in the Senior Credit Facility, but not less than quarterly.

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

The Eurocurrency Rate is the rate per annum equal to the British Bankers Association London Interbank Offered Rate (“BBA LIBOR”) as published by Reuters (or other commercially available source providing quotations of BBA LIBOR as designated by the Administrative Agent from time to time) two Business Days prior to the commencement of such interest period. The variable Eurocurrency rate has a floor of 1.75%. As of December 30, 2011 and December 31, 2010, the applicable interest rates for our Term Loan was 6.25% and 6.25%, respectively.

Interest Rates on Letter of Credit Subfacility and Unused Commitment Fees

The letter of credit subfacility bears interest at the applicable margin for Eurocurrency Loans, which ranges from 4.0% to 4.5%. The unused commitment fee ranges from 0.50% to 0.75% depending on the Secured Leverage Ratio, as defined in the Senior Credit Facility. Payments on both the letter of credit subfacility and unused commitments are payable quarterly in arrears. As of December 30, 2011 and December 31, 2010 the applicable interest rates for our letter of credit subfacility and our interest rates for our unused commitment fees were 4.5% and 0.75%, respectively. All of our letters of credit are also subject to a 0.25% fronting fee.

Principal Payments

There is an annual excess cash flow requirement, which is defined in the Senior Credit Facility, that began in calendar year 2012, based on our annual financial results in calendar year 2011, that could result in a potential additional principal payment. Our normal quarterly principal payments would be reduced by the amount of any additional principal payment from the excess cash flow requirement. Furthermore, certain transactions can trigger mandatory principal payments such as tax refunds, a disposition of a portion of the business or a significant asset sale.

During the year ended December 30, 2011, principal prepayments of $48.6 million, $48.7 million and $50.0 million were made in March, October and December 2011, respectively. Pursuant to our Term Loan facility, quarterly principal payments of $4.0 million were made on the Senior Credit Facility. Deferred financing costs associated with the principal prepayment of $7.3 million were expensed and included in Loss on early extinguishment of debt in our consolidated statement of operations for the year ended December 30, 2011. There were no penalties associated with the prepayments.

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

The total leverage ratio is the Consolidated Total Debt as defined in the Senior Credit Facility, less unrestricted cash and cash equivalents (up to $50 million) to Consolidated EBITDA as defined in the Senior Credit Facility, for the applicable period. Our total leverage ratio cannot be greater than 5.5 to 1.0 for the period of July 3, 2010 to June 29, 2012. After June 29, 2012, the maximum total leverage ratio diminishes either quarterly or semi-annually.

The interest coverage ratio is the ratio of Consolidated EBITDA to Consolidated Interest Expense as defined in the Senior Credit Facility. The interest coverage ratio must not be less than 1.7 to 1.0 for the period of July 3, 2010 to June 29, 2012. The minimum total interest coverage ratio increases either quarterly or semi-annually beginning June 29, 2012.

The fair value of our borrowings under our Senior Credit Facility approximates 98.0% and 100.8% of the carrying amount based on quoted values as of December 30, 2011 and December 31, 2010, respectively.

In the event we fail to comply with the covenants specified in the Senior Credit Facility and the Indenture governing our Senior Unsecured Notes, we may be in default. As of December 31, 2010 and December 30, 2011, the Company was in compliance with all of its debt agreements. See Note 15—Subsequent Events for further discussion.

Senior Unsecured Notes

On July 7, 2010, DynCorp International Inc. issued $455 million in aggregate principal of 10.375% senior unsecured notes due 2017 (the “Senior Unsecured Notes”) in a private placement offering. The Senior Unsecured Notes were issued under an indenture dated July 7, 2010, by and among us, the guarantors party thereto (the “Guarantors”), including the Company, and Wilmington Trust FSB, as trustee. The Senior Unsecured Notes mature on July 1, 2017. Interest on the Senior Unsecured Notes is payable on January 1 and July 1 of each year, commencing on January 1, 2011.

In connection with the issuance of the Senior Unsecured Notes, we entered into a registration rights agreement, pursuant to which we agreed, among other things, to offer to exchange the Senior Unsecured Notes for a new issue of substantially identical notes that have been registered under the Securities Act of 1933, as amended. Under this registration rights agreement, we were required to file an exchange offer registration statement and have it declared effective by the SEC within 300 days following July 7, 2010, which was May 3, 2011. Because the exchange offer registration statement did not go effective until June 21, 2011, we were required to pay additional interest to holders of the Senior Unsecured Notes in an amount equal to 0.25% per annum of the principal amount thereof from May 4, 2011 to June 21, 2011. We paid such additional interest of $183,264 to holders of the Senior Unsecured Notes on July 1, 2011 in compliance with the registration rights agreement. On July 26, 2011, we completed the exchange offer and approximately $455.0 million of registered Senior Unsecured Notes were issued in exchange for the old Senior Unsecured Notes.

The Senior Unsecured Notes contain various covenants that restrict our ability to:

•	incur additional indebtedness;

•	make certain payments including declaring or paying certain dividends;

•	purchase or retire certain equity interests;

•	retire subordinated indebtedness;

•	make certain investments;

•	sell assets;

•	engage in certain transactions with affiliates;

•	create liens on assets;

•	make acquisitions; and

•	engage in mergers or consolidations.

The aforementioned restrictions are considered to be in place unless we achieve investment grade ratings by both Moody’s Investor Services and Standard and Poors.

We can redeem the Senior Unsecured Notes, in whole or in part, at defined call prices, plus accrued interest through the redemption date. The Indenture requires us to repurchase the Senior Unsecured Notes at defined prices in the event of certain asset sales and change of control events.

Call and Put Options

We can voluntarily settle all or a portion of the Senior Unsecured Notes at any time prior to July 1, 2014. Such a voluntary settlement would require payment of 100% of the principal amount plus the applicable premium (or make-whole premium), and accrued and unpaid interest and additional interest, if any, as of the applicable redemption date. The applicable premium with respect to the Senior Unsecured Notes on any applicable redemption date is the greater of (1) 1.0% of the then outstanding principal amount of the Senior Unsecured Notes; and (2) the excess of (a) the present value at such redemption date of (i) the redemption price of the Senior Unsecured Notes at July 1, 2014 plus (ii) all required interest payments due on the Note through July 1, 2014 (excluding accrued but unpaid interest), computed using a discount rate equal to the treasury rate, as defined in the Indenture, as of such redemption date plus 50 basis points; over (b) the then outstanding principal amount of the Senior Unsecured Notes.

In the event of a change in control, each holder of the Senior Unsecured Notes will have the right to require the Company to repurchase some or all of the Senior Unsecured Notes at 101% of their face amount, plus accrued and unpaid interest to the repurchase date.

The fair value of the Senior Unsecured Notes is based on their quoted market value. As of December 30, 2011 and December 31, 2010, the quoted market value of the Senior Unsecured Notes was approximately 87.0% and 102.1%, respectively, of stated value.

Note 8 — Commitments and Contingencies

Commitments

We have operating leases for the use of real estate and certain property and equipment which are either non-cancelable, cancelable only by the payment of penalties or cancelable upon one month’s notice. All lease payments are based on the lapse of time but include, in some cases, payments for insurance, maintenance and property taxes. There are no purchase options on operating leases at favorable terms, but most leases have one or more renewal options. Certain leases on real estate are subject to annual escalations for increases in base rents, utilities and property taxes. Lease rental expense was $160.2 million and $46.7 million for the year ended December 30, 2011 and for the period from April 1, 2010 (Inception) through December 31, 2010, respectively. We have no significant long-term purchase agreements with service providers.

Minimum fixed rentals non-cancelable for the next five years and thereafter under operating leases in effect as of December 30, 2011, are as follows:

Calendar Year	Real Estate	Equipment	Total
	(Amounts in thousands)
2012 (1)	$21,829	$4,042	$25,871
2013	12,215	3,708	15,923
2014	9,562	3,603	13,165
2015	8,793	901	9,694
2016	7,892	—	7,892
Thereafter	16,062	—	16,062

Total	$76,353	$12,254	$88,607

(1)	The minimum lease table above excludes agreements of one year or less in duration. These leases are accounted for in our rent expense, however, because of the short tenure of the lease, these are not reflected in the table above.

Contingencies

General Legal Matters

We are involved in various lawsuits and claims that arise in the normal course of business. We have established reserves for matters in which it is believed that losses are probable and can be reasonably estimated. Reserves related to these matters have been recorded in “Other accrued liabilities” totaling approximately $4.8 million and $17.4 million as of December 30, 2011 and December 31, 2010, respectively. None of our reserves as of December 30, 2011 were individually material. We believe that appropriate accruals have been established for such matters based on information currently available; however, some of the matters may involve compensatory, punitive, or other claims or sanctions that if granted, could require us to pay damages or make other expenditures in amounts that could not be reasonably estimated at December 30, 2011. These accrued reserves represent the best estimate of amounts believed to be our liability in a range of expected losses. In addition to matters that are considered probable and can be reasonably estimated, we also have certain matters considered reasonably possible. Other than matters disclosed below, we believe the aggregate range of possible loss related to matters considered reasonably possible was not material as of December 30, 2011. Litigation is inherently unpredictable and unfavorable resolutions could occur. Accordingly, it is possible that an adverse outcome from such proceedings could (i) exceed the amounts accrued for probable matters; or (ii) require a reserve for a matter we did not originally believe to be probable or could be reasonably estimated. Such changes could be material to our financial condition, results of operations and cash flows in any particular reporting period. Our view of the matters not specifically disclosed could possibly change in future periods as events thereto unfold.

Pending Litigation and Claims

On December 4, 2006, December 29, 2006, March 14, 2007 and April 24, 2007, four lawsuits were served, seeking unspecified monetary damages against DynCorp International LLC and several of its former affiliates in the U.S. District Court for the Southern District of Florida, concerning the spraying of narcotic plant crops along the Colombian border adjacent to

Ecuador. Three of the lawsuits, filed on behalf of the Provinces of Esmeraldas, Sucumbíos, and Carchi in Ecuador, allege violations of Ecuadorian law, international law, and statutory and common law tort violations, including negligence, trespass, and nuisance. The fourth lawsuit, filed on behalf of citizens of the Ecuadorian provinces of Esmeraldas and Sucumbíos, alleges personal injury, various counts of negligence, trespass, battery, assault, intentional infliction of emotional distress, violations of the Alien Tort Claims Act and various violations of international law. The four lawsuits were consolidated, and based on our motion granted by the court, the case was subsequently transferred to the U.S. District Court for the District of Columbia. On March 26, 2008, a First Amended Consolidated Complaint was filed that identified 3,266 individual plaintiffs. As of January 12, 2010, 1,256 of the plaintiffs have been dismissed by court orders and, on September 15, 2010, the Provinces of Esmeraldas, Sucumbíos, and Carchi were dismissed by court order. We have filed multiple motions for summary judgment which are pending. The amended complaint does not demand any specific monetary damages; however, a court decision against us could have a material effect on our results of operations and financial condition, if we are unable to obtain reimbursement from the DoS. The aerial spraying operations were and continue to be managed by us under a DoS contract in cooperation with the Colombian government. The DoS contract provides indemnification to us against third-party liabilities arising out of the contract, subject to available funding. At this time, we believe the likelihood of an unfavorable outcome in this case is remote; however, estimation of potential damages is not possible as there is potential apportionment of damages to multiple defendants and possible indemnification available to us from the DoS.

A lawsuit filed on September 11, 2001, and amended on March 24, 2008, seeking unspecified damages on behalf of twenty-six residents of the Sucumbíos Province in Ecuador, was brought against our operating company and several of its former affiliates in the U.S. District Court for the District of Columbia. The action alleges violations of the laws of nations and U.S. treaties, negligence, emotional distress, nuisance, battery, trespass, strict liability, and medical monitoring arising from the spraying of herbicides near the Ecuador-Colombia border in connection with the performance of the DoS, International Narcotics and Law Enforcement contract for the eradication of narcotic plant crops in Colombia. As of January 12, 2010, fifteen of the plaintiffs have been dismissed by court order. We have filed multiple motions for summary judgment which are pending. The terms of the DoS contract provide that the DoS will indemnify our operating company against third-party liabilities arising out of the contract, subject to available funding. We are also entitled to indemnification by Computer Sciences Corporation in connection with this lawsuit, subject to certain limitations. Additionally, any damage award would have to be apportioned between the other defendants and our operating company. We believe that the likelihood of an unfavorable judgment in this matter is remote; however, estimation of potential damages is not possible as there is potential apportionment of damages to multiple defendants and indemnification available to us from multiple sources, including the DoS and Computer Sciences Corporation.

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

In November 2009, a U.S. grand jury indicted one of our subcontractors on the Logistics Civil Augmentation Program (“LOGCAP IV”) contract, Agility, on charges of fraud and conspiracy, alleging that it overcharged the U.S. Army on contracts to provide food to soldiers in Iraq, Kuwait and Jordan. These allegations were in no way related to the work performed under LOGCAP IV. Effective December 16, 2009, we removed Agility as a subcontractor on the LOGCAP IV contract and terminated the work under existing task orders. In April 2010, Agility filed an arbitration demand, asserting claims for breach of a joint venture agreement, breach of fiduciary duty and unjust enrichment. Through the arbitration Agility was seeking a declaration that it was entitled to a 30% share of the LOGCAP IV fees over the life of the contract. In November 2011, the arbitrators issued a decision granting Agility 30% share of the LOGCAP IV fees through August 2010. We recorded a liability and subsequently paid the calculated immaterial amount to Agility in December 2011.

In 2009, we terminated for cause a contract to build the Akwa Ibom International Airport for the State of Akwa Ibom in Nigeria. Consequently, we terminated certain subcontracts and purchase orders the customer advised us it did not want to assume. Our termination of certain subcontracts not assumed by the customer, including our actions to recover against advance payment and performance guarantees established by the subcontractors for our benefit, was challenged in certain instances. In December 2011, the customer filed arbitration alleging fraud, gross negligence, contract violations, and conversion of funds and asserted damages of approximately $150 million. We believe our right to terminate this contract was justified and permissible under the terms of the contract, and we intend to vigorously contest the claims brought against us. Additionally, we believe the contract limits any damages to a maximum of $3 million, except in situations of gross negligence and willful misconduct. We are not able to determine the likely outcome of the arbitration nor can we estimate a range of potential loss, if any.

U.S. Government Investigations

We primarily sell our services to the U.S. government. These contracts are subject to extensive legal and regulatory requirements, and we are occasionally the subject of investigations by various agencies of the U.S. government who investigate whether our operations are being conducted in accordance with these requirements, including as previously disclosed in our periodic filings, the Special Inspector General for Iraq Reconstruction report regarding certain reimbursements and the U.S. Department of State Office of Inspector General’s records subpoena with respect to Civilian Police (“CivPol”). Such investigations, whether related to our U.S. government contracts or conducted for other reasons, could result in administrative, civil or criminal liabilities, including repayments, fines or penalties being imposed upon us, or could lead to suspension or debarment from future U.S. government contracting. U.S. government investigations often take years to complete and many result in adverse action against us. We believe that any adverse actions arising from such matters could have a material effect on our ability to invoice and receive timely payment on our contracts, perform contracts or compete for contracts with the U.S. government and could have a material effect on our operating performance.

As previously disclosed in our periodic filings, we identified certain payments made on our behalf by two subcontractors to expedite the issuance of a limited number of visas and licenses from a foreign government’s agencies that may raise compliance issues under the U.S. Foreign Corrupt Practices Act. We retained outside counsel to investigate these payments. In November 2009, we voluntarily brought this matter to the attention of the U.S. Department of Justice and the SEC. We are cooperating with the government’s review of this matter. We are also continuing our evaluation of our internal policies and procedures. Based on the facts currently known, we believe that this matter will not yield a negative outcome and will not have a material effect on our business, financial condition, results of operations or cash flow.

On August 16, 2005, we were served with a Department of Justice Federal Grand Jury Subpoena seeking documents concerning work performed by a former subcontractor, Al Ghabban in 2002-2005. Specifically, during the 2002-2005 timeframe, Al Ghabban performed line haul trucking work to transport materials throughout the Middle Eastern theater on the War Reserve Materials Program. In response to the subpoena in 2005, we provided the requested documents to the Department of Justice, and the matter was subsequently closed in 2005 without any action taken. In April 2009, we received a follow up telephone call concerning this matter from the Department of Justice Civil Litigation Division. Since that time, we have had several discussions with the government regarding the civil matter. In response to requests, we provided additional information to the Department of Justice Civil Litigation Division. We are fully cooperating with the government’s review and believe that the likelihood of an unfavorable judgment resulting from this matter is reasonably possible. If our operations are found to be in violation of any laws or government regulations, we may be subject to penalties, damages or fines, any or all of which could adversely affect our financial results. At this time, an estimate or a range of potential damages is not possible as this matter is still under review by the Department of Justice and no formal complaint has been filed.

U.S. Government Audits

Our contracts are regularly audited by the Defense Contract Audit Agency (“DCAA”) and other government agencies. These agencies review our contract performance, cost structure and compliance with applicable laws, regulations and standards. The government also reviews the adequacy of, and our compliance with, our internal control systems and policies, including our purchasing, property, estimating, compensation and management information systems. Any costs found to be improperly allocated to a specific contract will not be reimbursed. The DCAA will in some cases issue a Form 1 representing the non-conformance of such costs or requirements as it relates to our government contracts. If the Company is unable to provide sufficient evidence of the costs in question, the costs could be suspended or disallowed which could be material to our financial statements. Government contract payments received by us for direct and indirect costs are subject to adjustment after government audit and repayment to the government if the payments exceed allowable costs as defined in the government regulations. Since we cannot reasonably estimate the results of a DCAA or other government entity audit, these items represent loss contingencies that we consider reasonably possible. Due to the nature of our business, the continual oversight of and audits by governmental agencies and the number of contracts under which we perform, we cannot, at this time, provide a reasonable estimate of the range of loss for these contingencies.

The Defense Contract Management Agency (“DCMA”) formally notified us of non-compliance with Cost Accounting Standard 403, Allocation of Home Office Expenses to Segments, on April 11, 2007. We issued a response to the DCMA on April 26, 2007 with a proposed solution to resolve the area of non-compliance, which related to the allocation of corporate general and administrative costs between our divisions. On August 13, 2007, the DCMA notified us that additional information would be necessary to justify the proposed solution. We issued responses on September 17, 2007, April 28, 2008 and September 10, 2009 and the matter is pending resolution. Based on facts currently known, we believe the likelihood of an unfavorable judgment resulting from this matter is remote and the matters described in this and the preceding paragraph will not have a material effect on our results of operations or financial condition.

We have received several letters from the DCAA with draft audit results related to their examination of certain incurred, invoiced and collected costs on our Civilian Police program for periods ranging from April 17, 2004 through April 2, 2010. The draft audit results identified multiple issues where the DCAA has asserted certain instances of potential deviations from the explicit terms of the contract or from certain provisions of government regulations. The draft audit results apply an extrapolation methodology to estimate a potential exposure amount for the issues which when aggregated for all letters totals approximately $138.4 million. Although the extrapolated amounts would be material to our results of operations, cash flows and financial condition, we do not believe the draft audit results and resulting extrapolation are an appropriate basis to determine a range of potential exposure. We have provided responses to the DCAA for each letter, in which we have articulated our position on each issue and have attempted to answer their questions and provide clarification of the facts to resolve the issues raised. In the few instances where we believe the issues identified were valid or represent a probable contingency, we have recorded a liability for approximately $0.2 million as of December 30, 2011. There are a number of issues raised by the DCAA for which we believe the DCAA did not consider all relevant facts. We strongly believe these issues will be resolved in our favor and thus represent loss contingencies that we consider remote. For the remaining issues, we believe the DCAA did not consider certain contractual provisions and long- standing patterns of dealing with the customer. Since we cannot reasonably estimate the DCAA’s acceptance of our initial responses and the ultimate outcome related to these remaining issues, we believe these items represent loss contingencies that we consider reasonably possible. We continue to work with the DCAA to resolve any remaining questions they may have and provide clarification of the facts and circumstances surrounding the issues. Subsequent to December 30, 2011, the DCAA began to formalize their positions articulated in the letters issued earlier in the year by issuing Form 1’s. We noted there were no new issues raised in the Form 1’s.

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

Risk Management Liabilities and Reserves

We are insured for domestic worker’s compensation liabilities and a significant portion of our employee medical costs. However, we bear risk for a portion of claims pursuant to the terms of the applicable insurance contracts. We account for these programs based on actuarial estimates of the amount of loss inherent in that period’s claims, including losses for which claims have not been reported. These loss estimates rely on actuarial observations of ultimate loss experience for similar historical events. We limit our risk by purchasing stop-loss insurance policies for significant claims incurred for both domestic worker’s compensation liabilities and medical costs. Our exposure under the stop-loss policies for domestic worker’s compensation and medical costs is limited based on fixed dollar amounts. For domestic worker’s compensation and employer’s liability under state and federal law, the fixed-dollar amount of stop-loss coverage is $1.0 million per occurrence on most policies; but, $0.25 million on a California based policy. For medical costs, the fixed dollar amount of stop-loss coverage is from $0.25 million to $0.75 million for total costs per covered participant per calendar year.

Note 9 — Equity

At April 1, 2010 (inception), 100 common shares were issued and, as of December 30, 2011, 100 shares remain issued and outstanding as there have been no further issuances of common shares since that date. During the period from April 1, 2010 (Inception) through December 31, 2010, our equity was impacted by a capital contribution of $550.9 million in connection with the merger entered into on July 7, 2010.

Note 10 — Fair Value of Financial Assets and Liabilities

ASC 820 — Fair Value Measurements and Disclosures establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

•	Level 1, defined as observable inputs such as quoted prices in active markets;

•	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

•	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

As of December 30, 2011, we measured cash equivalents, including restricted cash, at fair value on a recurring basis. Cash equivalents consist of petty cash, cash in-bank and short-term, highly liquid, income-producing investments with original maturities of 90 days or less. This asset is categorized as a Level 1 input as required by ASC 820.

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

	December 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
(Amounts in thousands)	Amount	Value	Amount	Value
10.375% senior unsecured notes	$455,000	$395,850	$455,000	$464,555
Senior secured credit facility	417,272	408,927	562,875	567,378
9.5% senior subordinated notes	637	622	637	637

Total long-term debt	$872,909	$805,399	$1,018,512	$1,032,570

Fair Value on a Nonrecurring Basis

Assets measured at fair value on a non-recurring basis comprise the following:

(Amounts in thousands)	Fair Value as of December 30, 2011	Impairment
Goodwill	$75,785	$(33,768)
Investment in equity method investee	—	(76,647)

The goodwill, reflected above, as of December 30, 2011, for our ITS and TM reporting units was written down to their implied fair value, which resulted in an impairment charge of $33.8 million for the year ended December 30, 2011. The fair value of the goodwill was determined using the combination of the income approach and the market approach, which are Level 3 and Level 2 inputs, respectively. Total goodwill as of December 30, 2011 was 645.6 million.

In calculating the fair value of our ITS and TM reporting units, we used unobservable inputs (Level 3, as defined above) and management judgment. We used the following estimates and assumptions in the discounted cash flow analysis:

•	terminal value growth rates based on real rates of growth and inflationary growth;

•	terminal EBITDA margins, as a percentage of revenue reflecting forecasted EBITDA margins;

•	discount rates based on weighted-average cost of capital; and

•	assumptions regarding future capital expenditures.

The market approach analysis utilized observable inputs as it considered the inputs of other comparable companies (Level 2, as defined above). Changes in estimates and assumptions could affect the determination of fair value and the conclusion of the step one analysis for the reporting unit.

The Company performed an assessment of the GLS investment in October 2011, and concluded that the carrying value of the GLS investment had sustained a loss that was other than temporary and recorded an impairment of the investment of $76.6 million. In calculating the fair value of the GLS investment we used unobservable inputs (Level 3, as defined above) and management judgment to apply a discounted cash flow model under the income approach. We used the following estimates and assumptions in the discounted cash flow analysis:

•	nominal growth rate to reflect the reliance on a single major customer and contract;

•	compounded annual probability of forecast revenue to reflect the reliance on a single major customer and contract;

•	discount rates based on our peer group weighted-average cost of capital; and

•	forecasted EBITDA as a percentage of revenue.

Note 11 — Segment and Geographic Information

We have three reportable segments, Global Stabilization and Development Solutions, Global Platform Support Solutions, and Global Linguist Solutions. Two of our segments, Global Stabilization and Development Solutions and Global Platform Support Solutions, are wholly-owned. Our third segment, Global Linguist Solutions, is a 51% owned joint venture which we no longer consolidate in our financial results as discussed in Note 1. While we do not have control over the performance of Global Linguist Solutions, our senior management, including our chief executive officer, who is our chief operating decision maker, regularly reviews Global Linguist Solutions operating results and metrics to make decisions about resources to be allocated to the segment and assess performance, thus Global Linguist Solutions is classified as an operating segment.

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

The following is a summary of the financial information of the reportable segments reconciled to the amounts reported in the consolidated financial statements:

(Amounts in thousands)	For the year ended December 30, 2011	For the period from April 1, 2010 (Inception) through December 31, 2010
Revenue
Global Stabilization and Development Solutions	$2,402,092	$1,105,387
Global Platform Support Solutions	1,313,628	587,382
Global Linguist Solutions	359,568	285,820

Subtotal	4,075,288	1,978,589
Headquarters (1)	5,745	4,937
GLS deconsolidation	(359,568)	(285,820)

Total reportable segments	$3,721,465	$1,697,706

Operating income
Global Stabilization and Development Solutions (6)	$24,147	$41,548
Global Platform Support Solutions	111,252	49,243
Global Linguist Solutions	26,661	19,287

Subtotal	162,060	110,078
Headquarters (2)	(121,095)	(82,454)
GLS deconsolidation	(26,661)	(19,287)

Total reportable segments (5)	$14,304	$8,337

Depreciation and amortization
Global Stabilization and Development Solutions	$262	$168
Global Platform Support Solutions	74	9
Global Linguist Solutions	—	—

Subtotal	336	177
Headquarters	50,437	25,599

Total reportable segments (3)	$50,773	$25,776

(Amounts in thousands)	For the year ended December 30, 2011	For the period from April 1, 2010 (Inception) through December 31, 2010
Assets
Global Stabilization and Development Solutions (6)	$723,216	$881,093
Global Platform Support Solutions	815,756	788,586
Global Linguist Solutions	68,165	123,940

Total reportable segments	1,607,137	1,793,619
Headquarters (4)	475,449	593,676
GLS deconsolidation	(68,165)	(123,940)

Total consolidated assets	$2,014,421	$2,263,355

(1)	Represents revenue earned on shared services arrangements for general and administrative services provided to unconsolidated joint ventures.
(2)	Headquarters operating expense primarily relate to amortization of intangible assets and other costs that are not allocated to segments and are not billable to our U.S. government customers. In addition, merger expenses incurred by Delta Tucker Holdings, Inc. are included in Headquarters.
(3)	Excludes amounts included in Cost of services of $1.7 million and $0.4 million for the year ended December 30, 2011 and for the period from April 1, 2010 (Inception) through December 31, 2010, respectively.
(4)	Assets primarily include cash, investments in unconsolidated subsidiaries, intangible assets (excluding goodwill) and deferred debt issuance cost.
(5)	Aggregate total adjustments to operating income resulting from changes to contract estimates amounted to a decrease in revenue of $6.7 million and an increase in revenue of $3.5 million for the year ended December 30, 2011 and for the period from April 1, 2010 (Inception) through December 31, 2010, respectively. See “Revenue Recognition and Cost Estimation on Long-Term Contracts” under Note 1 for further discussion of changes to contract estimates.
(6)	Includes the goodwill impairment charge to the GSDS segment. See Note 3—Goodwill and Other Intangibles Assets for further discussion.

Geographic Information — Revenue by geography is determined based on the location of services provided.

(Amounts in thousands)	For the year ended December 30, 2011		For the period from April 1, 2010 (Inception) through December 31, 2010
United States	$566,314	15%	$315,297	19%
Middle East (1)	2,881,727	77%	1,281,573	75%
Other Americas	96,326	3%	31,605	2%
Europe	97,062	3%	24,807	1%
Asia-Pacific	49,046	1%	34,074	2%
Other	30,990	1%	10,350	1%

Total	$3,721,465	100%	$1,697,706	100%

(1)	The Middle East includes but is not limited to activities in Iraq, Afghanistan, Somalia, Oman, Qatar, United Arab Emirates, Kuwait, Palestine, Sudan, Pakistan, Jordan, Lebanon, Bahrain, Yemen, Saudi Arabia, Turkey and Egypt. Substantially all assets owned by the Company were located in the U.S. as of December 30, 2011.

Revenue from the U.S. government accounted for approximately 97% and 98% of total revenue for the year ended December 30, 2011 and for the period from April 1, 2010 (Inception) through December 31, 2010, respectively. As of December 30, 2011 and December 31, 2010 accounts receivable due from the U.S. government represented over 96% and 98% of total accounts receivable, respectively.

Note 12 — Related Parties, Joint Ventures and Variable Interest Entities

Consulting Fee

The Company has a Master Consulting and Advisory Services agreement (“COAC Agreement”) with Cerberus Operations and Advisory Company, LLC, where pursuant to the terms of the agreement, they make personnel available to us for the purpose of providing reasonably requested business advisory services. The services are priced on a case by case basis depending on the requirements of the project and agreements in pricing. We incurred $1.9 million and $0.7 million in expenses for Cerberus consulting fees for the year ended December 30, 2011 and for the period from April 1, 2010 (Inception) through December 31, 2010, respectively.

Joint Ventures and Variable Interest Entities

Our most significant joint ventures and VIEs and our associated ownership percentages are listed as follows:

Partnership for Temporary Housing LLC (“PaTH”)	40%
Contingency Response Services LLC (“CRS”)	45%
Global Response Services LLC (“GRS”)	51%
Mission Readiness LLC	36%
GLS	51%
DynCorp International FZ—LLC (“DIFZ”)	50%
Babcock DynCorp Limited (“Babcock”)	44%

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

The GRS joint venture was formed in August of 2010 with one partner, for the purpose of procuring government contracts with the U.S. Navy. During the year ended December 30, 2011, this joint venture was selected as one of four contractors for an Indefinite Delivery Indefinite Quantity (IDIQ) multiple award contract. The total potential value of the contract is $900.0 million over five years. No task orders have been awarded under this contract as of December 30, 2011.

Mission Readiness LLC is a joint venture formed in September 2010 with three members for the purpose of procuring government contracts with the DoD. Subsequent to formation, a fourth member joined the joint venture. Mission Readiness is currently pursuing a significant contract for which the potential customer requested a 100% performance guarantee from one of the joint venture members. We agreed to provide this guarantee in exchange for similar guarantees from each of the joint venture members. The fair value of our guarantee to the potential customer was determined to be zero at the inception of the contract, thus the related liability was also determined to be zero. There is no value assigned to the guarantees provided to us from the other joint venture members.

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

Receivables due from our unconsolidated joint ventures, including GLS, totaled $3.9 million and $5.0 million as of December 30, 2011 and December 31, 2010, respectively. These receivables are a result of items purchased and services rendered by us on behalf of our unconsolidated joint ventures, including GLS. We have assessed these receivables as having minimal collection risk based on our historic experience with these joint ventures and our inherent influence through our ownership interest. The related revenue we earned from our unconsolidated joint ventures, including GLS, totaled $12.3 million and $7.5 million for the year ended December 30, 2011 and for the period from April 1, 2010 (Inception) through December 31, 2010. Additionally, we earned $17.4 million and $12.9 million in equity method income (includes operationally integral and non-integral income) for the year ended December 30, 2011 and for the period from April 1, 2010 (Inception) through December 31, 2010, respectively.

GLS’ revenue was $359.6 million and $285.8 million for the year ended December 30, 2011 and for the period from April 1, 2010 (inception) through December 31, 2010, respectively. GLS’ operating income was $26.7 million and $19.3 million for the year ended December 30, 2011 and for the period from April 1, 2010 (inception) through December 31, 2010, respectively. GLS’ net income was $26.7 million and $19.2 million for the year ended December 30, 2011 and for the period from April 1, 2010 (inception) through December 31, 2010, respectively. As a result of the impairment recorded in September 2011, we no longer recognized any earnings related to GLS, until we receive cash through dividend distributions. See further discussion in the GLS financial statements included elsewhere in this Annual Report.

On October 5, 2011, the DCAA issued GLS a Form 1 in the amount of $95.9 million which pertained to inconsistencies of certain contractual requirements. As a result of the Form 1, the customer informed GLS it would withhold a portion of outstanding invoices until the Form 1 is resolved.

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

We own 50% of DIFZ but exercise power over activities that significantly impact DIFZ’s economic performance. DIFZ provides foreign staffing, human resources and payroll services. We incur significant costs on behalf of DIFZ related to its normal operations. The vast majority of these costs are considered direct contract costs and thus billable on the various contracts supported by DIFZ services.

We currently hold one promissory note from Palm Trading Investment Corp, which had an aggregate initial value of $9.2 million. The note is included in (i) Prepaid expenses and other current assets and in (ii) Other assets on our audited consolidated balance sheet for the short and long-term portions, respectively. The loan balance outstanding was $6.0 million and $6.8 million as of December 30, 2011 and December 31, 2010, respectively, reflecting the initial value plus accrued interest, less payments against the promissory notes. The fair value of the notes receivable is not materially different from its carrying value.

The following tables presents selected financial information for DIFZ for the year ended December 30, 2011 and for the period from April 1, 2010 (Inception) through December 31, 2010:

	As of
(Amounts in millions)	December 30, 2011	December 31, 2010
Assets	$31.2	$35.9
Liabilities	27.3	34.1

(Amounts in millions)	For the year ended December 30, 2011	For the period from April 1, 2010 (Inception) through December 31, 2010
Revenue	$476.3	$224.3

We account for our investments in VIE’s in accordance with ASC 810—Consolidation. In cases where we have (i) the power to direct the activities of the VIE that most significantly impact its economic performance and (ii) the obligation to absorb losses of the VIE that could potentially be significant or the right to receive benefits from the entity that could potentially be significant to the VIE, we consolidate the entity. Alternatively, in cases where all of the aforementioned criteria are not met, the investment is accounted for under the equity method. As of December 30, 2011, we accounted for PaTH, CRS, Babcock, GRS, Mission Readiness LLC and GLS as equity method investments. Alternatively, we consolidated DIFZ based on the abovementioned criteria. We present our share of the PaTH, CRS, GRS, Mission Readiness LCC and GLS earnings in Earnings from unconsolidated affiliates as these joint ventures are considered operationally integral. Alternatively, we present our share of the Babcock earnings in Other income, net as it is not considered operationally integral.

The following tables presents selected financial information for our equity method investees for the year ended December 30, 2011 and for the period from April 1, 2010 (Inception) through December 31, 2010:

	As of
(Amounts in millions)	December 30, 2011	December 31, 2010
Current assets	$146.3	$163.7
Total assets	146.4	175.5
Current liabilities	76.6	105.1
Total liabilities	77.0	105.6

(Amounts in millions)	For the year ended December 30, 2011	For the period from April 1, 2010 (Inception) through December 31, 2010
Revenue	$556.4	$359.5
Net income	35.7	29.3

Many of our joint ventures and VIEs only perform on a single contract. The modification or termination of a contract under a joint venture and VIE could trigger an impairment in the fair value of our investment in these entities. In the aggregate, our maximum exposure to losses as a result of our investment consists of our (i) $27.7 million investment in unconsolidated subsidiaries, (ii) $3.9 million in receivables from our unconsolidated joint ventures, (iii) $6.0 million of notes receivable from Palm Trading Investment Corp, and (iv) contingent liabilities that were neither probable nor reasonably estimable as of December 30, 2011.

Note 13 — Collaborative Arrangements

We participate in a collaborative arrangement with CH2M Hill on the LOGCAP IV program. During 2008, we executed a subcontract and teaming agreement with CH2M Hill with respect to operations on the LOGCAP IV program, which is considered a collaborative arrangement under GAAP. The purpose of this arrangement is to share some of the risks and rewards associated with this U.S. government contract. Our current share of profits is 70%.

We account for this collaborative arrangement under ASC 808 — Collaborative Arrangements and record revenue gross as the prime contractor. The cash inflows and outflows, as well as expenses incurred, are recorded in Cost of services in the period realized. Revenue on LOGCAP IV was $1,594.2 million and $697.1 million for the year ended December 30, 2011 and for the period from April 1, 2010 (Inception) through December 31, 2010, respectively. Cost of services on LOGCAP IV was $1,506.4 million and $651.5 million for the year ended December 30, 2011 and for the period from April 1, 2010 (Inception) through December 31, 2010, respectively. Our share of the total LOGCAP IV profits was $27.1 million and $14.7 million for the year ended December 30, 2011 and for the period from April 1, 2010 (Inception) through December 31, 2010, respectively.

Note 14 — Consolidating Financial Statements of Subsidiary Guarantors

The Senior Unsecured Notes issued by DynCorp International Inc. (“Subsidiary Issuer”) and the Credit Facility are fully and unconditionally guaranteed, jointly and severally, by the Company (“Parent”) and all of the domestic subsidiaries of Subsidiary Issuer: DynCorp International LLC, DTS Aviation Services LLC, DynCorp Aerospace Operations LLC, DynCorp International Services LLC, DIV Capital Corporation, Dyn Marine Services of Virginia LLC, Services International LLC, Worldwide Humanitarian Services LLC, Worldwide Recruiting and Staffing Services LLC, Phoenix Consulting Group LLC and Casals and Associates Inc. (“Subsidiary Guarantors”). Each of the Subsidiary Issuers and the Subsidiary Guarantors is 100% owned by the Company.

The following condensed consolidating financial statements present (i) condensed consolidating balance sheets as of December 30, 2011 and December 31, 2010 (ii) the condensed consolidating statement of operations and statement of cash flows for the year ended December 30, 2011 and for the period from April 1, 2010 (Inception) through December 31, 2010 and (iii) elimination entries necessary to consolidate Parent and its subsidiaries.

The Parent company, the Subsidiary Issuer, the combined Subsidiary Guarantors and the combined subsidiary non-guarantors account for their investments in subsidiaries using the equity method of accounting; therefore, the Parent column reflects the equity income of the subsidiary and its subsidiary guarantors, and subsidiary non-guarantors. Additionally, the Subsidiary Guarantors’ column reflects the equity income of its subsidiary non-guarantors.

DynCorp International, Inc. is considered the Subsidiary Issuer as it issued the Senior Unsecured Notes.

Delta Tucker Holdings, Inc. and Subsidiaries

Condensed Consolidating Statement of Operations Information

For the year ended December 30, 2011

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$—	$3,741,889	$515,659	$(536,083)	$3,721,465
Cost of services	—	—	(3,438,377)	(494,098)	523,253	(3,409,222)
Selling, general and administrative expenses	—	—	(148,874)	(13,507)	12,830	(149,551)
Depreciation and amortization expense	—	—	(50,142)	(631)	—	(50,773)
Earnings from equity method investees	—	—	12,800	—	—	12,800
Impairment of equity method investees	—	—	(76,647)	—	—	(76,647)
Impairment of goodwill	—	—	(33,768)	—	—	(33,768)

Operating income	—	—	6,881	7,423	—	14,304
Interest expense	—	(88,546)	(3,206)	—	—	(91,752)
Loss on early extinguishment of debt	—	(7,267)	—	—	—	(7,267)
Interest income	—	—	203	2	—	205
Equity in income of consolidated subsidiaries	(60,942)	10,295	4,174	—	46,473	—
Other income, net	—	—	6,032	39	—	6,071

Income/(loss) before income taxes	(60,942)	(85,518)	14,084	7,464	46,473	(78,439)
Benefit/(provision) for income taxes	—	24,576	(3,789)	(665)	—	20,122

Net income/(loss)	(60,942)	(60,942)	10,295	6,799	46,473	(58,317)
Noncontrolling interest	—	—	—	(2,625)	—	(2,625)

Net income/(loss) attributable to Delta Tucker Holdings, Inc.	$(60,942)	$(60,942)	$10,295	$4,174	$46,473	$(60,942)

Delta Tucker Holdings, Inc. and Subsidiaries

Condensed Consolidating Statement of Operations Information

For the period from April 1, 2010 (inception) through December 31, 2010

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$—	$1,700,780	$246,545	$(249,619)	$1,697,706
Cost of services	—	—	(1,551,467)	(236,183)	243,466	(1,544,184)
Selling, general and administrative expenses	—	—	(77,586)	(6,425)	5,987	(78,024)
Merger expenses	(51,722)	—	—	—	—	(51,722)
Depreciation and amortization expense	—	—	(25,466)	(310)	—	(25,776)
Earnings from equity method investees	—	—	10,337	—	—	10,337

Operating income	(51,722)	—	56,598	3,627	(166)	8,337
Interest expense	—	(46,438)	(407)	—	—	(46,845)
Bridge commitment fee	(7,963)	—	—	—	—	(7,963)
Equity in income of consolidated subsidiaries	7,427	37,068	1,821	—	(46,316)	—
Interest income	—	—	420	—	—	420
Other income, net	—	—	1,766	(60)	166	1,872

Income/(loss) before income taxes	(52,258)	(9,370)	60,198	3,567	(46,316)	(44,179)
Benefit/(provision) for income taxes	14,599	16,797	(23,130)	(385)	—	7,881

Net income/(loss)	(37,659)	7,427	37,068	3,182	(46,316)	(36,298)
Noncontrolling interest	—	—	—	(1,361)	—	(1,361)

Net income/(loss) attributable to Delta Tucker Holdings, Inc.	$(37,659)	$7,427	$37,068	$1,821	$(46,316)	$(37,659)

Delta Tucker Holdings, Inc. and Subsidiaries

Condensed Consolidating Balance Sheet Information

December 30, 2011

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
	ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$45,724	$24,481	$—	$70,205
Restricted cash	—	—	10,773	—	—	10,773
Accounts receivable, net	—	—	750,135	7,391	(4,770)	752,756
Intercompany receivables	—	—	176,207	9,196	(185,403)	—
Prepaid expenses and other current assets	—	—	87,401	792	684	88,877

Total current assets	—	—	1,070,240	41,860	(189,489)	922,611
Property and equipment, net	—	—	23,290	794	—	24,084
Goodwill	—	—	613,204	32,399	—	645,603
Tradenames, net	—	—	43,660	—	—	43,660
Other intangibles, net	—	—	308,786	1,954	—	310,740
Investment in subsidiaries	497,384	1,481,506	35,609	—	(2,014,499)	—
Other assets, net	2,017	32,864	33,002	—	(160)	67,723

Total assets	$499,401	$1,514,370	$2,127,791	$77,007	$(2,204,148)	$2,014,421

	LIABILITIES & EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$—	$—	$—	$—
Accounts payable	—	—	276,547	2,781	(4,260)	275,068
Accrued payroll and employee costs	—	—	100,578	28,449	—	129,027
Intercompany payables	47,102	120,637	9,196	8,468	(185,403)	—
Deferred income taxes	—	—	78,885	27	—	78,912
Other accrued liabilities	—	24,077	123,551	1,533	14	149,175
Income taxes payable	—	—	937	140	—	1,077

Total current liabilities	47,102	144,714	589,694	41,398	(189,649)	633,259
Long-term debt, less current portion	—	872,272	637	—	—	872,909
Long-term deferred taxes	—	—	23,136	—	—	23,136
Other long-term liabilities	—	—	27,632	—	—	27,632
Noncontrolling interests		—	5,186	—	—	5,186
Equity	452,299	497,384	1,481,506	35,609	(2,014,499)	452,299

Total liabilities and equity	$499,401	$1,514,370	$2,127,791	$77,007	$(2,204,148)	$2,014,421

Delta Tucker Holdings, Inc. and Subsidiaries

Condensed Consolidating Balance Sheet Information

December 31, 2010

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
	ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$46,106	$6,431	$—	$52,537
Restricted cash	—	—	9,342	—	—	9,342
Accounts receivable, net	—	—	780,524	5,211	(3,640)	782,095
Intercompany receivables	—	—	74,169	33,268	(107,437)	—
Prepaid expenses and other current assets	6,167	—	143,337	616	493	150,613

Total current assets	6,167	—	1,053,478	45,526	(110,584)	994,587
Property and equipment, net	—	—	25,553	944	—	26,497
Goodwill	—	—	646,972	32,399	—	679,371
Tradenames, net	—	—	43,839	—	—	43,839
Other intangibles, net	—	—	352,744	2,385	—	355,129
Investment in subsidiaries	558,060	1,566,557	35,516	—	(2,160,133)	—
Other assets, net	8,432	45,246	110,254	—	—	163,932

Total assets	$572,659	$1,611,803	$2,268,356	$81,254	$(2,270,717)	$2,263,355

	LIABILITIES & EQUITY
Current liabilities:
Current portion of long-term debt	$—	$5,700	$—	$—	$—	$5,700
Accounts payable	—	—	299,583	1,385	(3,147)	297,821
Accrued payroll and employee costs	—	—	69,417	29,878	—	99,295
Intercompany payables	59,684	7,227	33,393	7,133	(107,437)	—
Other accrued liabilities	—	22,941	208,427	7,217	—	238,585
Income taxes payable	—	—	3,346	125	—	3,471

Total current liabilities	59,684	35,868	614,166	45,738	(110,584)	644,872
Long-term debt, less current portion	—	1,017,875	637	—	—	1,018,512
Other long-term liabilities	—	—	82,645	—	—	82,645
Noncontrolling interests	—	—	4,351	—	—	4,351
Equity	512,975	558,060	1,566,557	35,516	(2,160,133)	512,975

Total liabilities and equity	$572,659	$1,611,803	$2,268,356	$81,254	$(2,270,717)	$2,263,355

Delta Tucker Holdings, Inc. and Subsidiaries

Condensed Consolidating Statement of Cash Flow Information

For the year ended December 30, 2011

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$12,582	$37,893	$124,719	$(4,918)	$(2,290)	$167,986

Cash flows from investing activities:
Purchase of property and equipment, net	—	—	(4,838)	(4)	—	(4,842)
Return of capital from equity method investees	—	—	9,147	—	—	9,147
Contributions to equity method investees	—	—	(7,308)	—	—	(7,308)
Net transfers from/(to) Parent	—	—	—	12,441	(12,441)	—

Net cash (used in) provided by investing activities	—	—	(2,999)	12,437	(12,441)	(3,003)
Cash flows from financing activities:
Borrowings on long-term debt	—	366,700	—	—	—	366,700
Payments on long-term debt	—	(518,003)	—	—	—	(518,003)
Net transfers from/(to) Parent/subsidiary	(12,582)	113,410	(126,235)	12,966	12,441	—
Payments of dividends to Parent	—	—	—	(3,435)	2,290	(1,145)
Other financing activities	—	—	4,133	1,000	—	5,133

Net cash provided by (used in) financing activities	(12,582)	(37,893)	(122,102)	10,531	14,731	(147,315)

Net (decrease) increase in cash and cash equivalents	—	—	(382)	18,050	—	17,668
Cash and cash equivalents, beginning of period	—	—	46,106	6,431	—	52,537

Cash and cash equivalents, end of period	$—	$—	$45,724	$24,481	$—	$70,205

Delta Tucker Holdings, Inc. and Subsidiaries

Condensed Consolidating Statement of Cash Flow Information

For the period from April 1, 2010 (inception) through December 31, 2010

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(59,684)	$6	$(588)	$35,804	$(2,627)	$(27,089)

Cash flows from investing activities:
Merger consideration for shares	—	(1,004,892)	135,849	—	—	(869,043)
Investments in equity method investees	—	—	(21,000)	—	—	(21,000)
Deconsolidation of GLS	—	—	(938)	—	—	(938)
GLS Note	—	—	21,086	—	—	21,086
Purchase of property and equipment	—	—	(8,323)	—	—	(8,323)
Net transfers from/(to) Parent	—	—	—	(26,135)	26,135	—

Net cash (used in) provided by investing activities	—	(1,004,892)	126,674	(26,135)	26,135	(878,218)
Cash flows from financing activities:
Borrowings on long-term debt	—	1,537,000	—	—	—	1,537,000
Payments on long-term debt	—	(1,090,268)	—	—	—	(1,090,268)
Net transfers from/(to) Parent/subsidiary	59,684	7,227	(40,776)	—	(26,135)	—
Equity contribution from Affiliates of Cerberus	—	550,927	—	—	—	550,927
Receipts/payments of dividends	—	—	—	(3,238)	2,627	(611)
Other financing activities	—	—	(39,204)	—	—	(39,204)

Net cash provided by (used in) financing activities	59,684	1,004,886	(79,980)	(3,238)	(23,508)	957,844

Net (decrease) increase in cash and cash equivalents	—	—	46,106	6,431	—	52,537
Cash and cash equivalents, beginning of period	—	—	—	—	—	—

Cash and cash equivalents, end of period	$—	$—	$46,106	$6,431	$—	$52,537

Note 15 — Subsequent Events

We evaluated subsequent events that occurred after the period end date. We concluded that no subsequent events have occurred that require recognition in our financial statements for the year ended December 30, 2011. However, we determined the following items discussed below merited disclosure.

Operating Segment Change

In January 2012, our organizational structure was amended to align our BATs in strategic business “Groups” reporting directly to the President of the Company. Under the new alignment, the Training and Intelligence Group will consist of the Training and Mentoring and Intelligence Training and Solutions BATs, the Security Services Group will consist of the Security BAT, the Logistics and Development Solutions Group will consist of the Development, Operations and Maintenance, and Contingency Operations (excluding the LOGCAP IV program) BATs, the Aviation Group will consist of the Aviation and Air Operations BATs, and the LOGCAP IV program will be removed from the Contingency Operations BAT and will operate as a standalone Group.

DIFZ Transaction

As of March 15, 2012, we entered into a non-cash dividend distribution transaction with Cerberus Series Four Holdings, LLC and Cerberus Partners II, L.P., in which we distributed half of our 50% ownership in DIFZ. Following this transaction, we hold 25% ownership interest in DIFZ.

Technical Default Under Debt Agreement

On March 30, 2012, the Company notified Bank of America N.A. (the “Administrative Agent”) of a default in connection with the failure to deliver to the Administrative Agent (i) the financial statements, reports and other documents as required under Section 6.01(a) of the Credit Agreement with respect to the fiscal year ended December 30, 2011 and (ii) the related deliverables required under Sections 6.01(d), 6.02(a), 6.02(b) and 6.02(e) of the Credit Agreement. The default was corrected with the issuance of the Delta Tucker Holdings, Inc. Form 10-K to the Securities and Exchange Commission (“SEC”) and delivery of other related reporting items to the Administrative Agent within five days of the filing date of this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholder of

DynCorp International Inc.

Falls Church, Virginia

We have audited the accompanying consolidated balance sheet of DynCorp International Inc. and subsidiaries (the “Company”) as of April 2, 2010, and the related consolidated statements of operations, equity, and cash flows for the period from April 3, 2010 to July 2, 2010, and the fiscal year ended April 2, 2010. Our audits also included the financial statement schedule listed in the Index. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of DynCorp International Inc. and subsidiaries as of April 2, 2010 and the results of their operations and their cash flows for the period from April 3, 2010 to July 2, 2010, and the fiscal year ended April 2, 2010 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Fort Worth, Texas
March 31, 2011

DYNCORP INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands)	Fiscal Quarter Ended July 2, 2010	Fiscal Year Ended April 2, 2010
Revenue	$944,713	$3,572,459
Cost of services	(856,974)	(3,225,250)
Selling, general and administrative expenses	(38,513)	(106,401)
Depreciation and amortization expense	(10,263)	(41,639)

Operating income	38,963	199,169
Interest expense	(12,585)	(55,650)
Loss on early extinguishment of debt, net	—	(146)
Interest income	51	542
Other income, net	658	5,194

Income before income taxes	27,087	149,109
Provision for income taxes	(9,279)	(47,035)

Net income	17,808	102,074
Noncontrolling interests	(5,004)	(24,631)

Net income attributable to DynCorp International, Inc.	$12,804	$77,443

See notes to consolidated financial statements.

DYNCORP INTERNATIONAL INC.

CONSOLIDATED BALANCE SHEET

(Amounts in thousands)	April 2, 2010
ASSETS
Current assets:
Cash and cash equivalents	$122,433
Restricted cash	15,265
Accounts receivable, net of allowances of $68	849,489
Prepaid expenses and other current assets	101,971

Total current assets	1,089,158
Property and equipment, net	55,233
Goodwill	457,090
Tradename	18,976
Other intangibles, net	122,040
Deferred income taxes	6,521
Other assets, net	31,876

Total assets	$1,780,894

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$44,137
Accounts payable	347,068
Accrued payroll and employee costs	138,382
Deferred income taxes	19,269
Other accrued liabilities	120,662
Income taxes payable	11,408

Total current liabilities	680,926
Long-term debt, less current portion	508,010
Other long-term liabilities	8,434

Total liabilities	1,197,370

Commitments and contingencies

Equity:
Common stock	570
Additional paid-in capital	367,487
Retained earnings	219,708
Treasury stock	(8,942)
Accumulated other comprehensive income/(loss)	(1,121)

Total equity attributable to DynCorp International Inc.	577,702
Noncontrolling interests	5,822

Total equity	583,524

Total liabilities and equity	$1,780,894

See notes to consolidated financial statements.

DYNCORP INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)	Fiscal Quarter Ended July 2, 2010	Fiscal Year Ended April 2, 2010

Cash flows from operating activities
Net income	$17,808	$102,074
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,524	42,578
Loss on early extinguishment of debt, net	—	146
Amortization of deferred loan costs	963	3,894
Allowance for losses on accounts receivable	33	24
Earnings from equity method investees	(709)	(5,202)
Distributions from affiliates	—	2,988
Deferred income taxes	8,645	17,497
Equity-based compensation	3,518	2,863
Other	557	4,062
Changes in assets and liabilities:
Restricted cash	7,082	(9,330)
Accounts receivable	8,483	(277,986)
Prepaid expenses and other current assets	(14,909)	21,189
Accounts payable and accrued liabilities	(11,820)	183,817
Income taxes payable	(8,452)	1,859

Net cash provided by operating activities	21,723	90,473
Cash flows from investing activities
Cash paid for acquisitions, net of cash acquired	—	(42,889)
Purchase of property and equipment	(1,809)	(39,335)
Purchase of computer software	(1,065)	(6,711)
Contributions to equity method investees	—	—
Other investing activities	—	60

Net cash used in investing activities	(2,874)	(88,875)
Cash flows from financing activities
Borrowings on long-term debt	85,600	193,500
Payments on long-term debt	(85,600)	(242,126)
Payments of deferred financing cost	—	13
Purchases of treasury stock	—	(712)
Borrowings under other financing arrangements	—	—
Payments under other financing arrangements	—	(2,011)
Receipt of proceeds on note receivable from DIFZ sale	—	—
Payments of dividends to noncontrolling interests	(5,416)	(28,086)
Other financing activities	(17)	35

Net cash used in financing activities	(5,433)	(79,387)

Net increase (decrease) in cash and cash equivalents	13,416	(77,789)
Cash and cash equivalents, beginning of year	122,433	200,222

Cash and cash equivalents, end of period	$135,849	$122,433

Income taxes paid, net	$8,001	$18,686

Interest paid	$3,181	$52,824

Non-cash sale of DIFZ, including related financing	$—	$—

See notes to consolidated financial statements.

DYNCORP INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive (Loss) Income	Total Equity Attributable to DynCorp International, Inc.	Noncontrolling Interests	Total Equity
	(Amounts in thousands)
Balance at April 3, 2009	56,307	$570	$366,620	$142,265	$(8,618)	$(4,424)	$496,413	$10,736	$507,149
Comprehensive income:
Net income	—	—	—	102,074	—	—	102,074	—	102,074
Interest rate swap, net of tax	—	—	—	—	—	3,244	3,244	—	3,244
Currency translation adjustment, net of tax	—	—	—	—	—	59	59	—	59

Comprehensive income	—	—	—	102,074	—	3,303	105,377	—	105,377
Noncontrolling interests	—	—	—	(24,631)	—	—	(24,631)	—	(24,631)

Comprehensive income attributable DynCorp International Inc.	—	—	—	77,443	—	3,303	80,746	—	80,746
Net income and comprehensive income attributable to noncontrolling interests	—	—	—	—	—	—	—	24,631	24,631
DIFZ financing, net of tax		—	399	—	—	—	399	—	399
Treasury share repurchases	(55)	—	—	—	(712)	—	(712)	—	(712)
Treasury shares issued to settle RSU liability	34	—	92	—	388	—	480	—	480
Equity-based compensation	—	—	341	—	—	—	341	—	341
Tax benefit associated with equity-based compensation	—	—	35	—	—	—	35	—	35
Dividends declared to noncontrolling interests	—	—	—	—	—	—	—	(29,545)	(29,545)

Balance at April 2, 2010	56,286	$570	$367,487	$219,708	$(8,942)	$(1,121)	$577,702	$5,822	$583,524
Comprehensive income:
Net income	—	—	—	17,808	—	—	17,808	—	17,808
Interest rate swap, net of tax	—	—	—	—	—	717	717	—	717
Currency translation adjustment, net of tax	—	—	—	—	—	(324)	(324)	—	(324)

Comprehensive income	—	—	—	17,808	—	393	18,201	—	18,201
Noncontrolling interests	—	—	—	(5,004)	—	—	(5,004)	—	(5,004)

Comprehensive income attributable to DynCorp International Inc	—	—	—	12,804	—	393	13,197	—	13,197
Net income and comprehensive income attributable to noncontrolling interests	—	—	—	—	—	—	—	5,004	5,004
DIFZ financing, net of tax		—	109	—	—	—	109	—	109
Treasury Shares issued to settle RSU liability	22	—	124	—	245	—	369	—	369
Equity-based compensation	—	—	57	—	—	—	57	—	57
Tax benefit associated with equity-based compensation	—	—	(17)	—	—	—	(17)	—	(17)
Dividends declared to noncontrolling interests	—	—	—	—	—	—	—	(5,884)	(5,884)

Balance at July 2, 2010	56,308	$570	$367,760	$232,512	$(8,697)	$(728)	$591,417	$4,942	$596,359

See notes to consolidated financial statements.

DYNCORP INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Fiscal Quarter Ended July 2, 2010 and the Fiscal Year Ended April 2, 2010

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

These consolidated financial statements have been prepared, pursuant to accounting principles generally accepted in the United States of America (“GAAP”).

Fiscal Periods

On December 16, 2010, our board of directors approved a change in our fiscal year from a fiscal year comprised of twelve consecutive fiscal months ending on the Friday closest to March 31 to a fiscal year comprised of the twelve consecutive fiscal months ending on the Friday closest to December 31.

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

We have ownership interests in three active joint ventures that are not consolidated into our financial statements as of April 2, 2010, and are accounted for using the equity method. Economic rights in active joint ventures are indicated by the ownership percentages in the table listed below.

Babcock DynCorp Limited	44.0%

Partnership for Temporary Housing LLC	40.0%

Contingency Response Services LLC	45.0%

The following table sets forth our ownership in joint ventures that are consolidated into our financial statements as of April 2, 2010. For the entities listed below, we are the primary beneficiary as defined in ASC 810 — Consolidation.

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

Revenue Recognition and Cost Estimation on Long-Term Contracts

General — We are predominantly a service provider and only include products or systems when necessary for the execution of the service arrangement and as such, systems, equipment or materials are not generally separable from services. Revenue is recognized when persuasive evidence of an arrangement exists, services or products have been provided to the customer, the sales price is fixed or determinable (for non-U.S. government contracts) or costs are identifiable, determinable, reasonable and allowable (for our U.S. government contracts), and collectibility is reasonably assured (for non-U.S. government contracts) or a reasonable contractual basis for recovery exists (for U.S. government contracts). Our contracts typically fall into four categories with the first representing the vast majority of our revenue. The categories are federal government contracts, construction type contracts, software contracts and other contracts. We apply the appropriate guidance consistently to similar contracts. Each arrangement is unique and revenue recognition is evaluated on a contract by contract basis. We apply the appropriate principles under GAAP consistently to similar contracts.

The evaluation of the separation and allocation of an arrangement fee to each deliverable within a multiple-deliverable arrangement is dependent upon the principles applicable to the specific arrangement.

We expense pre-contract costs as incurred for an anticipated contract until the contract is awarded. Throughout the life of the contract, indirect costs, including general and administrative costs, are expensed as incurred. When revenue recognition is deferred relative to the timing of cost incurred, costs that are direct and incremental to a specific transaction are deferred and charged to expense in proportion to the revenue recognized.

Management regularly reviews project profitability and underlying estimates. Revisions to the estimates are reflected in the results of operations as a change in accounting estimate in the period in which the facts that give rise to the revision become known by management. When estimates of total costs to be incurred on a contract exceed estimates of total revenue to be earned, a provision for the entire loss on the contract is recorded to cost of services in the period the loss is determined. Loss provisions are first offset against costs that are included in inventoried assets, with any remaining amount reflected in liabilities.

Major factors we consider in determining total estimated revenue and cost include the basic contract price, contract options, change orders (modifications of the original contract), back charges and claims, and contract provisions for penalties, award fees and performance incentives. All of these factors and other special contract provisions are evaluated throughout the life of our contracts when estimating total contract revenue under the percentage-of-completion or proportional methods of accounting.

Federal Government Contracts — For all non-construction and non-software U.S. federal government contracts or contract elements, we apply the guidance in the ASC 912 — Contractors Federal Government (“ASC 912”). We apply the combination and segmentation guidance in the ASC 605-35- Revenue-Construction Type and Production Type Contracts (“ASC 605-35”) as directed in ASC 912, in analyzing the deliverables contained in the applicable contract to determine appropriate profit centers. Revenue is recognized by profit center using the percentage-of-completion method or completed contract method.

Projects under our U.S. federal government contracts typically have different pricing mechanisms that influence how revenue is earned and recognized. These pricing mechanisms are classified as cost-plus-fixed-fee, fixed-price, cost-plus-award-fee, time-and-materials (including unit-price/level-of-effort contracts), or Indefinite Delivery, Indefinite Quantity (“IDIQ”). The exact timing and quantity of delivery and pricing mechanism for IDIQ profit centers are not known at the time of contract award, but they can contain any type of pricing mechanism.

Revenue on projects with a fixed-price or fixed-fee, including award fees, is generally recognized based on progress towards completion over the contract period measured by either output or input methods appropriate to the services or products provided. For example, “output measures” can include period of service, such as for aircraft fleet maintenance, and units delivered or produced, such as aircraft for which modification has been completed. “Input measures” can include a cost-to-cost method, such as for procurement-related services.

Revenue on time-and-materials projects is recognized at contractual billing rates for applicable units of measure (e.g. labor hours incurred or units delivered).

The completed contract method is sometimes used when reliable estimates cannot be supported for percentage-of-completion method recognition or for short duration projects when the results of operations would not vary materially from those resulting from use of the percentage-of-completion method. Until complete, project costs are maintained in work in progress, a component of inventory reflected within Prepaid expenses and other current assets on the consolidated Balance Sheet.

Contract costs on U.S. federal government contracts, including indirect costs, are subject to audit and adjustment by negotiations between us and government representatives. Substantially all of our indirect contract costs have been agreed upon through 2004. Contract revenue on U.S. federal government contracts have been recorded in amounts that are expected to be realized upon final settlement.

Award fees are recognized based on the guidance in ASC 605-35, as directed by ASC 912. Award fees are excluded from estimated total contract revenue until a historical basis has been established for their receipt or the estimation or award criteria have been met including the completion of the award fee period at which time the award amount is included in the percentage-of-completion estimation.

Construction Contracts or Contract Elements — For all construction contracts or contract elements, we apply the combination and segmentation guidance found in ASC 605-35, as directed by ASC 910 Contractors Construction (“ASC-910”), in analyzing the deliverables contained in the contract to determine appropriate profit centers. Revenue is recognized by profit center using the percentage-of-completion method.

Software Contracts or Contract Elements — It is our policy to review any arrangement containing software or software deliverables against the criteria contained in ASC 985 — Software (“ASC 985”). In addition, ASC 605-25- Revenue Multiple Element Arrangements (“ASC 605-25”) is also applied to determine if any non-software deliverables are outside of the scope of ASC 985 when the software is more than incidental to the products or services as a whole. Under the provisions of ASC 985, software deliverables are separated and contract value is allocated based on Vendor Specific Objective Evidence (“VSOE”). We have never sold software on a separate standalone basis. As a result, software arrangements are typically accounted for as one unit of accounting and are recognized over the service period, including the period of post-contract customer support. All software arrangements requiring significant production, modification, or customization of the software are accounted for under ASC 605-25 as directed by ASC 985.

Other Contracts or Contract Elements — Our contracts with non-U.S. federal government customers are predominantly multiple-element. Multiple-element arrangements involve multiple obligations in various combinations to perform services, deliver equipment or materials, grant licenses or other rights, or take certain actions. We evaluate all deliverables in an arrangement to determine whether they represent separate units of accounting per the provisions of ASC 605-25 and arrangement consideration is allocated among the separate units of accounting based on their relative fair values. Fair values are established by evaluating VSOE or third-party evidence if available. Due to the customized nature of our arrangements, VSOE and third-party evidence is generally not available resulting in applicable arrangements being accounted for as one unit of accounting under the guidance of ASC 605-25.

We apply the guidance in ASC 605-15 — Revenue Products, or ASC 605-20 — Revenue Services. The timing of revenue recognition for a given unit of accounting will depend on the nature of the deliverable(s) and whether revenue recognition criteria have been met. The same pricing mechanisms found in U.S. federal government contracts are found in our other contracts.

Cash and cash equivalents

For purposes of reporting cash and cash equivalents, we consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Restricted cash

Restricted cash represents cash restricted by certain contracts in which advance payments are not available for use except to pay specified costs and vendors for work performed on the specific contract.

Changes in restricted cash related to our contracts are included as operating activities whereas changes in restricted cash for funds invested as collateral are included as investing activities in the consolidated statements of cash flows.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management evaluates these estimates and assumptions on an ongoing basis, including but not limited to, those relating to allowances for doubtful accounts, fair value and impairment of intangible assets and goodwill, income taxes, profitability on contracts, anticipated contract modifications, contingencies and litigation. Actual results could differ from those estimates.

Allowance for Doubtful Accounts

We establish an allowance for doubtful accounts against specific billed receivables based upon the latest information available to determine whether invoices are ultimately collectible. Such information includes the historical trends of write-offs and recovery of previously written-off accounts, the financial strength of the respective customer, and projected economic and market conditions. The evaluation of these factors involves subjective judgments and changes in these factors may cause an increase to our estimated allowance for doubtful accounts, which could significantly impact our consolidated financial statements by incurring bad debt expense. Given that we primarily serve the U.S. government, management believes the risk is low that changes in our allowance for doubtful accounts would have a material impact on our financial results.

Property and Equipment

The cost of property and equipment, less applicable residual values, is depreciated using the straight-line method. Depreciation commences when the specific asset is complete, installed and ready for normal use. Depreciation related to equipment purchased for specific contracts is typically included within cost of services, as this depreciation is directly attributable to project costs. We evaluate property and equipment for impairment quarterly by examining factors such as existence, functionality, obsolescence and physical condition. In the event that we experience impairment, we revise the useful life estimate and record the impairment as an addition to depreciation expense and accumulated depreciation. Our standard depreciation and amortization policies are as follows:

Computer and related equipment	3 to 5 years

Furniture and other equipment	2 to 10 years

Leasehold improvements	Shorter of lease term or useful life

Impairment of Long Lived Assets

Our long lived assets are primarily made up of customer related intangibles. The initial values assigned to customer-related intangibles were the result of fair value calculations associated with business combinations. The values were determined based on estimates and judgments regarding expectations for the estimated future after-tax cash flows from those assets over their lives, including the probability of expected future contract renewals and sales, less a cost-of-capital charge, all of which was discounted to present value. We evaluate the carrying value of our customer-related intangibles on a quarterly basis. The customer related intangible carrying value is considered impaired when the anticipated undiscounted cash flows from such asset is less than its carrying value. In that case, a loss is recognized based on the amount by which the carrying value exceeds the fair value.

Indefinite- Lived Assets

Indefinite-lived assets, including goodwill and indefinite-lived tradename, are not amortized but are subject to an annual impairment test. The first step of the goodwill impairment test compares the fair value of each of our reporting units with its carrying amount, including indefinite-lived assets. If the fair value of a reporting unit exceeds its carrying amount, the indefinite-lived assets of the reporting unit are not considered impaired, and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any.

We evaluate goodwill for impairment annually and when an event occurs or circumstances change to suggest that the carrying value may not be recoverable. Based on the results of these tests, no impairment losses were identified for the fiscal year ended April 2, 2010. See Note 2 to the audited consolidated financial statements for additional discussion on indefinite-lived assets.

Income Taxes

We file income, franchise, gross receipts and similar tax returns in many jurisdictions. Our tax returns are subject to audit by the Internal Revenue Service, most states in the U.S., and by various government agencies representing many jurisdictions outside the U.S.

We use the asset and liability approach for financial accounting and reporting for income taxes in accordance with the Financial Accounting Standards Board (“FASB”) Codification. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Income tax expense is made up of current expense which includes both permanent and temporary differences and deferred expense which only includes temporary differences. Income tax expense is the amount of tax payable for the period plus or minus the change in deferred tax assets and liabilities during the period.

We make a comprehensive review of our portfolio of uncertain tax positions regularly. The accounting for uncertainty in income taxes requires a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. A liability is recorded when a benefit is recognized for a tax position and it is not more-likely-than-not that the position will be sustained on its technical merits or where the position is more-likely-than-not that it will be sustained on its technical merits, but the largest amount to be realized upon settlement is less than 100% of the position. To the extent that our assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. Tax-related interest is classified in interest expense and tax-related penalties are classified in income tax expense. See Note 3 to the audited consolidated financial statements for additional detail regarding uncertain tax positions.

Equity-Based Compensation Expense

We have adopted the provisions of, and accounted for equity-based compensation in accordance with ASC 718 — Compensation-Stock Compensation. Under the fair value recognition provisions, equity-based compensation expense is measured at the grant date based on the fair value of the award and is recognized on an graded basis over the requisite service period for each separately vesting portion of the award, adjusted for estimated forfeitures. Our RSUs were determined to be liability awards; therefore, the fair value of the RSUs were remeasured at each financial reporting date as long as they remained liability awards.

Currency Translation

The assets and liabilities of our subsidiaries, that are outside the U.S. and that have a functional currency that is not the U.S. dollar, are translated into U.S. dollars at the rates of exchange in effect at the balance sheet dates. Income and expense items, for these subsidiaries, are translated at the average exchange rates prevailing during the period. Gains and losses resulting from currency transactions and the remeasurement of the financial statements of U.S. functional currency foreign subsidiaries are recognized currently in income and those resulting from translation of financial statements are included in accumulated other comprehensive income.

Operating Segments

On April 4, 2009, we announced a reorganization of our business structure to better align with strategic markets and to streamline our infrastructure. Under the new alignment, our three reportable segments were realigned into three new segments, two of which, Global Stabilization and Development Solutions (“GSDS”) and Global Platform Support Solutions (“GPSS”), are wholly-owned, and a third segment, Global Linguist Solutions (“GLS”), is a 51% owned joint venture, which was deconsolidated as of the Merger. The new structure became effective April 4, 2009, the start of our 2010 fiscal year, and is more fully described in Note 16.

Accounting Developments

Pronouncements Implemented

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Standards No. 167-Amendments to FASB Interpretation 46(R) (“SFAS No. 167”). SFAS No. 167 was converted to Financial Accounting Standards Update 2009-17 and was incorporated into Financial Accounting Standards Codification 810 — Consolidation. This statement amends the guidance for (i) determining whether an entity is a VIE, (ii) determining the primary beneficiary of a VIE, (iii) requiring ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE and (iv) changing the disclosure requirements formerly listed in FASB Interpretation 46(R)-8. This statement was effective for us beginning April 3, 2010. The adoption of this statement did not impact our consolidation conclusions in the first quarter of fiscal year 2011.

Pronouncements not yet Implemented

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

In April 2010, the FASB issued ASU No. 2010-17 — Milestone Method of Revenue Recognition — Consensus of the FASB Emerging Issues Task Force, which amends ASC 605 — Revenue Recognition. This ASU establishes authoritative guidance permitting the use of the milestone method of revenue recognition for research or development arrangements that contain payment provisions or consideration contingent on the achievement of specified events. This guidance is effective for milestones achieved in fiscal years beginning on or after June 15, 2010 and allows for either prospective or retrospective application, with early adoption permitted. Management does not believe that adoption of this ASU will have a material effect on our consolidated financial position and results of operations.

Note 2 — Goodwill and other Intangible Assets

We evaluate goodwill for impairment annually and when an event occurs or circumstances change to suggest that the carrying value may not be recoverable.

We estimate a portion of the fair value of our reporting units under the income approach by utilizing a discounted cash flow model based on several factors including balance sheet carrying values, historical results, our most recent forecasts, and other relevant quantitative and qualitative information. We discount the related cash flow forecasts using the weighted-average cost of capital at the date of evaluation. We also use the market approach to estimate the remaining portion of our reporting unit valuation. This technique utilizes comparative market multiples in the valuation estimate. We have historically applied a 50%/50% weighting to each approach. While the income approach has the advantage of utilizing more company specific information, the market approach has the advantage of capturing market based transaction pricing. The estimates and assumptions used in assessing the fair value of our reporting units and the valuation of the underlying assets and liabilities are inherently subject to significant uncertainties.

On April 4, 2009, we announced a reorganization of our business structure to better align with strategic markets and streamline our infrastructure. Under this alignment, our three reportable segments were realigned into three new segments, two of which, GSDS and GPSS, are wholly-owned, and a third segment GLS, which is a 51% owned joint venture. The new structure became effective April 4, 2009 and represented the segment structure as of July 2, 2010. See Note 16, for further discussion on segments.

The following tables provide information about our goodwill balances:

(Amounts in thousands)	GSDS	GPSS	GLS	Total
Balance as of April 3, 2009	$211,135	$213,189	$—	$424,324
Phoenix acquisition	29,308	—	—	29,308
Casals acquisition	3,458	—	—	3,458

Goodwill balance as of April 2, 2010	$243,901	$213,189	$—	$457,090

The following tables provide information about changes relating to intangible assets:

	April 2, 2010
(Amounts in thousands, except years)	Weighted Average Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net

Other intangible assets:

Customer-related intangible assets	8.5	$293,807	$(189,847)	$103,960

Other	6.6	29,923	(11,843)	18,080

Total other intangibles		$323,730	$(201,690)	$122,040

Tradenames

Finite-lived	5.0	$706	$(48)	$658

Indefinite-lived		18,318	—	18,318

Total tradenames		$19,024	$(48)	$18,976

Amortization expense for customer-related intangibles, other intangibles, and finite-lived tradename was $9.5 million and $38.9 million for the fiscal quarter ended July 2, 2010 and for the fiscal year ended April 2, 2010, respectively.

The following schedule outlines an estimate of future amortization based upon the finite-lived intangible assets owned at April 2, 2010:

(Amounts in thousands)	Amortization Expense (1)

Estimate for fiscal year 2011	$36,480

Estimate for fiscal year 2012	25,610

Estimate for fiscal year 2013	21,695

Estimate for fiscal year 2014	10,213

Estimate for fiscal year 2015	9,953

Thereafter	18,747

(1)	The future amortization is inclusive of the finite lived intangible-assets and finite-lived tradename.

Note 3 — Income Taxes

The provision for income taxes consists of the following:

	Fiscal Quarter Ended	Fiscal Year Ended
(Amounts in thousands)	July 2, 2010	April 2, 2010

Current portion:

Federal	$(138)	$23,178

State	278	1,954

Foreign	494	4,406

	634	29,538

Deferred portion:

Federal	8,421	16,998

State	218	470

Foreign	6	29

	8,645	17,497

Provision for income taxes	$9,279	$47,035

Temporary differences, which give rise to deferred tax assets and liabilities, were as follows:

(Amounts in thousands)	April 2, 2010

Deferred tax assets related to:

Worker’s compensation accrual	$4,589

Accrued vacation	5,510

Billed and unbilled reserves	2,077

Completion bonus allowance	4,572

Accrued severance	739

Accrued executive incentives	4,984

Legal reserve	4,102

Accrued health costs	1,367

Leasehold improvements	820

Interest rate swap	478

Suspended loss from consolidated partnership	3,572

Asset for uncertain tax positions	10,522

Contract loss reserve	3,099

Other accrued liabilities and reserves	1,929

Total deferred tax assets	48,360

Deferred tax liabilities related to:

Partnership / Joint Venture Basis Differences	(1,021)

Prepaid insurance	(2,164)

Customer intangibles	(19,057)

Unbilled receivables	(37,534)

DIFZ sale	(1,332)

Total deferred tax liabilities	(61,108)

Deferred tax (liabilities) assets, net	$(12,748)

Deferred tax assets and liabilities are reported as:

(Amounts in thousands)	April 2, 2010
Current deferred tax liabilities	$(19,269)
Non-current deferred tax assets	6,521

Deferred tax liabilities, net	$(12,748)

In evaluating our deferred tax assets, we assess the need for related valuation allowances or adjust the amount of any allowances, if necessary. We assess such factors as the scheduled reversal of deferred tax liabilities (including the impact of available carry back and carry forward periods), projected future taxable income and available tax planning strategies in determining the need for or sufficiency of a valuation allowance. Based on this assessment, we concluded no valuation allowances were necessary for the fiscal year ended April 2, 2010.

A reconciliation of the statutory federal income tax rate to our effective rate is provided below:

	Fiscal Quarter Ended	Fiscal Year Ended
	July 2, 2010	April 2, 2010
Statutory rate	35.0%	35.0%
State income tax, less effect of federal deduction	1.4%	1.1%
Noncontrolling interests	(6.0)%	(5.8)%
Other	3.9%	1.2%

Effective tax rate	34.3%	31.5%

For the fiscal quarter ended July 2, 2010, our effective tax rate was 34.3%. The calculation of the effective tax rate below the U.S. marginal federal statutory rate of 35% was primarily due to the impact of our consolidated joint ventures which are GLS and DynCorp International FZ-LLC (“DIFZ”). These are consolidated for financial reporting purposes, but are considered unconsolidated entities for U.S. income tax purposes.

Uncertain Tax Positions

The amount of unrecognized tax benefits at April 2, 2010 was $12.7 million, of which $2.2 million would impact our effective tax rate if recognized. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(Amounts in thousands)	April 2, 2010
Balance at April 3, 2009	$6,087
Additions for tax positions related to current year	1,907
Additions for tax positions taken in prior years	5,133
Reductions for tax positions of prior years
Settlements	(381)
Lapse of statute of limitations	—

Balance at April 2, 2010	$12,746

It is expected that the amount of unrecognized tax benefits will change in the next twelve months; however, we do not expect the change to have a significant impact on the results of operations or our financial position.

We recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in income tax expense in our Consolidated Statements of Operations, which is consistent with the recognition of these items in prior reporting periods. We have recorded a liability of approximately $0.8 million for the payment of interest and penalties for the fiscal year ended April 2, 2010.

We file income tax returns in U.S. federal and state jurisdictions and in various foreign jurisdictions. The statute of limitations is open for U.S. federal for our fiscal year 2008 forward. The statute of limitations for state income tax returns is open for our fiscal year 2008 and forward, with few exceptions, and foreign income tax examinations for the calendar year 2007 forward.

Note 4 — Accounts Receivable

Accounts Receivable, net consisted of the following:

(Amounts in thousands)	April 2, 2010

Billed	$250,166

Unbilled	599,323

Total	$849,489

Unbilled receivables as of April 2, 2010 include $53.8 million related to costs incurred on projects for which we have been requested by the customer to begin work under a new contract or extend work under an existing contract and for which formal contracts or contract modifications have not been executed at the end of the respective periods. This amount includes contract claims of $0.3 million as of April 2, 2010. The balance of unbilled receivables consists of costs and fees billable immediately, on contract completion or other specified events, all of which is expected to be billed and collected within one year, except items that may result in a request for equitable adjustment or a formal claim.

Note 5 — 401(k) Savings Plans

Effective March 1, 2006, we established the DynCorp International Savings Plan (the “Savings Plan”). The Savings Plan is a participant-directed, defined contribution, 401(k) plan for the benefit of employees meeting certain eligibility requirements. The Savings Plan is intended to qualify under Section 401(a) of the U.S. Internal Revenue Code (the “Code”), and is subject to the provisions of the Employee Retirement Income Security Act of 1974. Under the Savings Plan, participants may contribute from 1% to 50% of their earnings, except for highly compensated employees who can only contribute up to 10% of their gross salary. Contributions are made on a pre-tax basis, limited to annual maximums set by the Code. The current maximum contribution per employee is sixteen thousand five hundred dollars per calendar year. Company matching contributions are also made in an amount equal to 100% of the first 2% of employee contributions and 50% of the next 6%, up to ten thousand dollars per calendar year are invested in various funds at the discretion of the participant. We incurred Savings Plan expense of approximately $3.2 million for the fiscal quarter ended July 2, 2010 and $11.6 million for the fiscal year ended April 2, 2010. All Savings Plan expenses are fully funded.

We participate in a number of multi-employer plans with unions that we have collective bargaining agreements with. We contribute to these plans based on specified hourly rates for eligible hours. We contributed $1.2 million during the fiscal quarter ended July 2, 2010 and $2.9 million for the fiscal year ended April 2, 2010.

Note 6 — Long-Term Debt

Our debt consisted of the following as of April 2, 2010:

(Amounts in thousands)	April 2, 2010
Term loans	$176,637
9.5% Senior subordinated notes	375,510

Total debt	552,147
Less current portion of long-term debt	(44,137)

Total long-term debt	$508,010

In connection with the Merger on July 7, 2010, substantially all of our debt outstanding as of July 2, 2010 was extinguished and replaced with new debt described below. We classified our outstanding debt between current and long-term during the quarter ended July 2, 2010 due to our intent and ability to refinance the majority of the outstanding debt on a long-term basis.

Senior Secured Credit Facility

On July 28, 2008 we entered into a senior secured credit facility (the “Credit Facility”) consisting of a revolving credit facility of $200.0 million (including a letter of credit sub-facility of $125.0 million) (the “Revolving Facility”) and a senior secured term loan facility of $200.0 million (the “Term Loan”). The maturity date of the Credit Facility is August 15, 2012. To the extent that the letter of credit sub-facility is utilized, it reduces the borrowing capacity on the Revolving Facility.

On July 28, 2008, we borrowed $200.0 million under the Term Loan at the applicable three-month London Interbank Offered Rate (“LIBOR”) plus the applicable margin then in effect and issued an additional $125.0 million in 9.5% senior subordinated notes (see note below) to refinance the existing credit facility and term loan and pay certain transaction costs. The applicable margin for LIBOR as of April 2, 2010 was 2.25% per annum, resulting in an actual interest rate under the Term Loan of 2.53% as of April 2, 2010. The LIBOR rate is partially hedged through our swap agreements, as disclosed in Note 9. The unamortized deferred financing fees associated with the new Credit Facility totaled $3.5 million as of April 2, 2010. As of April 2, 2010, we had $176.6 million outstanding under our Term Loan at LIBOR plus the Applicable Margin.

Borrowings under the Revolving Facility bear interest at a rate per annum equal to either the Base Rate plus an applicable margin determined by reference to the leverage ratio, as set forth in the Credit Facility (“Applicable Margin”) or LIBOR plus the Applicable Margin. As of April 2, 2010, we had no outstanding borrowings under the Revolving Facility.

On March 6, 2009 we entered into an amendment of our existing secured credit agreement dated as of July 28, 2008 with Wachovia Bank, National Association, as Administrative Agent. In addition to certain other changes, the amendment reduced certain excess cash flow repayment requirements as defined under the Credit Facility and expanded the current ability to repurchase our common stock and include the right to redeem a portion of the 9.5% senior subordinated notes due 2013. As further described in Note 8, our board of directors approved a plan in fiscal year 2009 that allowed for $25 million in repurchases for a combination of common stock and/or senior subordinated notes per fiscal year during fiscal years 2009 and 2010.

Our available borrowing capacity under the Revolving Facility totaled $170.0 million at April 2, 2010, which gives effect to $30.0 million of outstanding letters of credit under the letter of credit sub-facility. With respect to each letter of credit, a quarterly commission in an amount equal to the face amount of such letter of credit multiplied by the Applicable Margin and a nominal fronting fee are required to be paid. The combined rate as of April 2, 2010 was 2.375%.

We were required, under certain circumstances as defined in our Credit Facility, to use a percentage of cash generated from operations to reduce the outstanding principal of our Term Loan. Based on the fiscal year 2010 financial performance and ending balances, we do not expect to be required to make such a payment.

The Credit Facility contains various financial covenants, including minimum interest and leverage ratios, and maximum capital expenditures limits. Non-financial covenants restrict our ability to dispose of assets; incur additional indebtedness, prepay other indebtedness or amend certain debt instruments; pay dividends; create liens on assets; enter into sale and leaseback transactions; make investments, loans or advances; issue certain equity instruments; make acquisitions; engage in mergers or consolidations or engage in certain transactions with affiliates; and otherwise restrict certain corporate activities. We were in compliance with these various financial covenants as of April 2, 2010. A change of control is an Event of Default under the Credit Facility and triggers certain rights and remedies of the Lenders including acceleration of the obligations. A change of control would be triggered in the event we close the proposed Merger. The pre-Merger indebtedness under the Credit Facility was repaid concurrently with the proposed Merger.

The fair value of our borrowings under our Credit Facility approximated 99.5% of the carrying amount based on quoted values as of April 2, 2010.

9.5% Senior Subordinated Notes

In February 2005, we completed an offering of $320.0 million in aggregate principal amount of our 9.5% senior subordinated notes due on February 15, 2013. Proceeds from the original issuance of the senior subordinated notes, net of fees, were $310.0 million and were used to pay the consideration for, and fees and expenses relating to our 2005 formation as an independent company from Computer Sciences Corporation. Interest on the senior subordinated notes is due semi-annually. The senior subordinated notes are general unsecured obligations of our Operating Company, DynCorp International LLC, and certain guarantor subsidiaries of DynCorp International LLC, and contain certain covenants and restrictions, which limit our Operating Company’s ability to pay us dividends.

In July 2008, we completed an offering in a private placement pursuant to Rule 144A under the Securities Act of 1933, as amended, of $125.0 million in aggregate principal amount of additional 9.5% senior subordinated notes under the same indenture as the senior subordinated notes issued in February 2005. Net proceeds from the additional offering of senior subordinated notes, combined with proceeds from the Credit Facility, were used to refinance the then existing senior secured credit facility, to pay related fees and expenses and for general corporate purposes. The additional senior subordinated notes also mature on February 15, 2013. The additional senior subordinated notes were issued at approximately a 1.0% discount totaling $1.2 million. Deferred financing fees associated with this offering totaled $4.7 million. The unamortized deferred financing fees as of April 2, 2010 for all of the senior subordinated notes totaled $6.2 million.

The senior subordinated notes contain various covenants that restrict our ability to make certain payments including declaring or paying certain dividends, purchasing or retiring certain equity interests, prepaying or retiring indebtedness subordinated to the Notes, or make certain investments unless we meet certain financial thresholds including a Fixed Coverage Ratio (as defined in the Notes) above 2.0. Additionally, the Notes restrict our ability to incur additional indebtedness; sell assets, engage in certain transactions with affiliates; create liens on assets; make acquisitions; engage in mergers or consolidations; and otherwise restrict certain corporate activities. We were in compliance with these various financial covenants as of April 2, 2010.

We can redeem the senior subordinated notes, in whole or in part, at defined redemption prices, plus accrued interest to the redemption date. The senior subordinated notes may require us to repurchase the senior subordinated notes at defined prices in the event of certain specified triggering events, including but not limited to certain asset sales, change-of-control events, and debt covenant violations. In fiscal year 2010, under a board authorized program established in fiscal year 2009, we redeemed approximately $24.7 million face value of our senior subordinated notes in the open market for $24.3 million, including transaction fees. The repurchases, when including the impact of the discount and deferred financing fees, produced an overall debt extinguishment loss of $0.1 million.

The fair value of the senior subordinated notes is based on their quoted market value. As of April 2, 2010, the quoted market value of the senior subordinated notes was approximately 102.2% of stated value. The fiscal year 2010 effective interest rate for the entire outstanding senior subordinated note principal balance as of April 2, 2010 was 9.6%, including the impact of the discount.

A change of control under the senior subordinated notes requires a cash tender offer for the outstanding bonds at a set price of 101% of the principal plus accrued and unpaid interest. The holders under the senior subordinated notes have the right to reject the tender offer and if so, these notes would stay outstanding.

Note 7 — Commitments and Contingencies

Commitments

We have operating leases for the use of real estate and certain property and equipment, which are either non-cancelable, cancelable only by the payment of penalties or cancelable upon one month’s notice. All lease payments are based on the lapse of time but include, in some cases, payments for insurance, maintenance and property taxes. There are no purchase options on operating leases at favorable terms, but most leases have one or more renewal options. Certain leases on real estate are subject to annual escalations for increases in base rents, utilities and property taxes. Rental expense was $13.7 million for the fiscal quarter ended July 2, 2010 and $55.6 million for the fiscal year ended April 2, 2010.

Minimum fixed rentals non-cancelable for the next five years and thereafter under operating leases in effect as of April 2, 2010, are as follows:

	Real Estate	Equipment	Total
Fiscal Year	(Amounts in thousands)

2011	$11,892	$4,341	$16,233

2012	11,613	4,220	15,833

2013	11,449	3,945	15,394

2014	9,290	3,658	12,948

2015	7,469	3,603	11,072

Thereafter	26,303	14,100	40,403

Total	$78,016	$33,867	$111,883

We have no significant long-term purchase agreements with service providers.

Contingencies

General Legal Matters

We are involved in various lawsuits and claims that have arisen in the normal course of business. In most cases, we have denied, or believe we have a basis to deny any liability. Related to these matters, we have recorded reserves totaling approximately $11.4 million as of April 2, 2010. While it is not possible to predict with certainty the outcome of litigation and other matters discussed below, we believe that liabilities in excess of those recorded, if any, arising from such matters would not have a material adverse effect on our results of operations, consolidated financial condition or liquidity over the long term.

Pending litigation and claims

On May 14, 2008, a jury in the Eastern District of Virginia found against us in a case brought by a former subcontractor, Worldwide Network Services (“WWNS”), on two Department of State (“DoS”) contracts, in which WWNS alleged racial discrimination, tortuous interference and certain other claims. The Company accrued approximately $17.1 million related to the claim. WWNS was awarded approximately $20.5 million in compensatory, contractual and punitive damages and attorneys’ fees, and we were awarded approximately $0.2 million on a counterclaim. On February 2, 2009, we filed an appeal with respect to this matter. On February 12, 2010, the Court of Appeals vacated $10 million in punitive damages, remanded the case for a new trial on punitive damages, and imposed a $350,000 cap on any possible new punitive damages award. WWNS filed a petition seeking re-hearings, which the Court denied. In the fourth quarter of fiscal year 2010, we reversed the previously accrued punitive damages of $10 million, creating a reduction in selling, general and administrative expenses. On June 7, 2010, we paid WWNS the amount of the previously unpaid awarded non-punitive damages, approximately $5.8 million. On June 25, 2010, WWNS filed a Petition for a Writ of Certiori to the U.S. Supreme Court, which was denied on October 4, 2010. In 2011, we accrued and paid $0.4 million, the remainder of the legal fees associated with the case. On March 14, 2011, the trial court dismissed with prejudice the remanded punitive damages claim. The case is now closed.

On December 4, 2006, December 29, 2006, March 14, 2007 and April 24, 2007, four lawsuits were served, seeking unspecified monetary damages against DynCorp International LLC and several of its former affiliates in the U.S. District Court for the Southern District of Florida, concerning the spraying of narcotic plant crops along the Colombian border adjacent to Ecuador. Three of the lawsuits, filed on behalf of the Provinces of Esmeraldas, Sucumbíos, and Carchi in Ecuador, allege violations of Ecuadorian law, international law, and statutory and common law tort violations, including negligence, trespass, and nuisance. The fourth lawsuit, filed on behalf of citizens of the Ecuadorian provinces of Esmeraldas and Sucumbíos, alleges personal injury, various counts of negligence, trespass, battery, assault, intentional infliction of emotional distress, violations of the Alien Tort Claims Act and various violations of international law. The four lawsuits were consolidated, and based on our motion granted by the court, the case was subsequently transferred to the U.S. District Court for the District of Columbia. On March 26, 2008, a First Amended Consolidated Complaint was filed that identified 3,266 individual plaintiffs. As of January 12, 2010, 1,256 of the plaintiffs have been dismissed by court orders and, on September 15, 2010, the Provinces of Esmeraldas, Sucumbíos, and Carchi were dismissed by court order. The amended complaint does not demand any specific monetary damages; however, a court decision against us, although we believe to be remote, could have a material adverse effect on our results of operations and financial condition, if we are unable to seek reimbursement from the DoS. The aerial spraying operations were and continue to be managed by us under a DoS contract in cooperation with the Colombian government. The DoS contract provides indemnification to us against third-party liabilities arising out of the contract, subject to available funding.

A lawsuit filed on September 11, 2001, and amended on March 24, 2008, seeking unspecified damages on behalf of twenty-six residents of the Sucumbíos Province in Ecuador, was brought against our operating company and several of its former affiliates in the U.S. District Court for the District of Columbia. The action alleges violations of the laws of nations and U.S. treaties, negligence, emotional distress, nuisance, battery, trespass, strict liability, and medical monitoring arising from the spraying of herbicides near the Ecuador-Colombia border in connection with the performance of the DoS, International Narcotics and Law Enforcement contract for the eradication of narcotic plant crops in Colombia. As of January 12, 2010, fifteen of the plaintiffs have been dismissed by court order. The terms of the DoS contract provide that the DoS will indemnify our operating company against third-party liabilities arising out of the contract, subject to available funding. We are also entitled to indemnification by Computer Sciences Corporation in connection with this lawsuit, subject to certain limitations. Additionally, any damage award would have to be apportioned between the other defendants and our operating company. We believe that the likelihood of an unfavorable judgment in this matter is remote and that, even if that were to occur, the judgment is unlikely to result in a material adverse effect on our results of operations or financial condition as a result of the third party indemnification and apportionment of damages described above.

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

In November 2009, a U.S. grand jury indicted one of our subcontractors on the Logistics Civil Augmentation Program (“LOGCAP IV”) contract, Agility, on charges of fraud and conspiracy, alleging that it overcharged the U.S. Army on $8.5 billion worth of contracts to provide food to soldiers in Iraq, Kuwait and Jordan. These allegations were in no way related to the work performed under LOGCAP IV. Effective December 16, 2009, we removed Agility as a subcontractor on the LOGCAP IV contract and terminated the work under existing task orders. In April 2010, Agility filed an arbitration demand, asserting claims for breach of a joint venture agreement, breach of fiduciary duty and unjust enrichment. Agility is seeking a declaration that it is entitled to a 30% share of the LOGCAP IV fees over the life of the contract. We believe our right to remove Agility was justified and no joint venture agreement exists between the parties. The case is currently in arbitration. We believe the case is without merit and we intend to vigorously defend against Agility’s claims, however, based on the size of the LOGCAP IV contract and Agility’s claim, a negative outcome may have a material adverse effect on our consolidated financial position, results of operations or cash flows.

A lawsuit was filed against us on March 22, 2010, and amended on July 16, 2010, by T.E. Security Consultants, LLC (“T.E.”). The lawsuit was filed in the U.S. District Court for the Eastern District of Virginia and seeks unspecified damages related to an alleged teaming agreement and subcontract to support a DoS Worldwide Personal Protection Services Air Ops Task Order. The complaint claims breach of contract, unjust enrichment/quantum meruit, fraud, constructive fraud, and misappropriation of trade secrets. The court dismissed the fraud and constructive fraud claims on August 17, 2010. No amounts were accrued on this matter as of April 2, 2010.

Litigation Relating to the Merger

On April 16, 2010, a putative class action complaint was commenced against us, the Company and its directors, Cerberus, and Cerberus’ acquisition entities in the Delaware Court. In this action, captioned Shawn K. Naito v. DynCorp International Inc. et al., C.A. No. 5419–VCS, the plaintiff purported to bring the action on behalf of the public stockholders of the Company, and sought, among other things, equitable relief, to enjoin the consummation of the Merger, and fees and costs. Plaintiff alleged in the complaint that the Company’s directors breached their fiduciary duties by, among other things, agreeing to the proposed Merger in which the consideration was unfair and inadequate, failing to take steps to maximize stockholder value, and putting their own interests above those of our stockholders. The complaint further alleged that Cerberus, Parent and Merger Sub aided and abetted the directors’ alleged breaches of their fiduciary duties. On May 7, 2010, the Company and its directors filed an answer that denied the material substantive allegations of the complaint. On May 10, 2010, we, Cerberus and its acquisition entities filed an answer that denied the material substantive allegations of the complaint. On May 14, 2010, plaintiff filed a motion to amend its complaint to assert certain alleged failures of disclosure in the Company’s preliminary proxy statement previously filed with the SEC. Such motion was granted by the Court on May 18, 2010. The proposed amended complaint continued to challenge the Company’s Board’s discharge of its fiduciary duties in connection with the negotiation of the Merger, and on June 2, 2010, the Company and its directors, as well as we, Cerberus and its acquisition entities, filed respective answers denying the material substantive allegations of the amended complaint. On May 17, 2010, plaintiff filed a motion for a preliminary injunction of the Merger. Along with counsel to plaintiff in the Meehan action described below, counsel for the parties in the Naito action entered into a memorandum of understanding on June 17, 2010, by which plaintiff agreed to dismiss the class action with prejudice and to release all claims and allegations against us, the Company and its directors Cerberus and the Cerberus acquisition entities arising out of or related to the amended complaint, the Merger or the Merger Agreement, allegations made in the Meehan action described below, any claim that we, the Company and its directors Cerberus or the Cerberus acquisition entities failed to take adequate steps to protect the interests of the Company’s stockholders regarding the Merger. Although that we continued to deny the allegations, in exchange for the dismissal of the action and release of claims and allegations, the Company caused Definitive Additional Proxy Materials in Schedule 14A to be filed on July 17, 2010 with the SEC and to be mailed to our stockholders on July 18, 2010. On July 30, 2010, the parties entered into and filed with the Court a stipulation memorializing these terms. On October 13, 2010, the Court approved the stipulation and the settlement terms, including the awarding of $525,000 in attorney fees and expenses to plaintiff’s counsel, and entered a judgment dismissing the action with prejudice that day.

On April 30, 2010, the Company and its directors and Cerberus’ acquisition entities were named as defendants in a putative class action complaint, captioned Kevin V. Meehan v. Robert McKeon et al., C.A. No. 1:10CV 446, filed in the U.S. District Court in the Eastern District of Virginia. In the complaint, the plaintiff purported to represent a class of stockholders and sought, among other things, equitable relief, including to enjoin us, the Company and Cerberus’ acquisition entities from consummating the Merger, in addition to fees and costs. Plaintiff alleged in the complaint that the Company’s directors breached their fiduciary duties by, among other things, failing to engage in an honest and fair sale process. The complaint further alleged that the Company and Cerberus’ acquisition entities aided and abetted the directors’ purported breaches. On May 17, 2010 plaintiff filed an amended complaint asserting claims under Section 14a of the Exchange Act, challenging disclosures and alleged omissions in the Company’s proxy statement. On May 19, 2010 plaintiff filed a motion to expedite the case. On May 21, 2010 defendants filed a motion to dismiss the amended complaint and, on May 24, 2010, filed a motion for abstention, asking the court to abstain from proceeding with the case in favor of the substantively similar and earlier-filed action in Delaware described above. On May 27, 2010, the court denied plaintiff’s motion to expedite discovery. Following denial of the plaintiff’s motion to expedite discovery in this action, plaintiff’s counsel agreed to coordinate his discovery efforts with the plaintiffs in the Delaware Naito action. Upon entering into the memorandum of understanding described above, the parties jointly requested the Court to stay the Meehan action while they endeavored to finalize the global settlement. The Court granted that stay, and later entered an order dismissing the Meehan action with prejudice on October 18, 2010.

U.S. Government Investigations

We primarily sell our services to the U.S. government. These contracts are subject to extensive legal and regulatory requirements, and we are occasionally the subject of investigations by various agencies of the U.S. government who investigate whether our operations are being conducted in accordance with these requirements, including as previously disclosed in our periodic filings, the Special Inspector General for Iraq Reconstruction report regarding certain reimbursements and the U.S. Department of State Office of Inspector General’s records subpoena with respect to Civilian Police (“CivPol”). Such investigations, whether related to our U.S. government contracts or conducted for other reasons, could result in administrative, civil or criminal liabilities, including repayments, fines or penalties being imposed upon us, or could lead to suspension or debarment from future U.S. government contracting. U.S. government investigations often take years to complete and many result in no adverse action against us. We do not believe that any adverse actions arising from such matters would have a material adverse effect on our results of operations, consolidated financial condition or liquidity over the long term.

On September 17, 2008, the U.S. Department of State Office of Inspector General (“OIG”) served us with a records subpoena for the production of documents relating to our Civilian Police Program in Iraq. Among other items, the subpoena sought documents relating to our business dealings with a former subcontractor, Corporate Bank. We have been cooperating with the OIG’s investigation. In October 2009, we were notified by the Department of Justice that this investigation is being done in connection with a qui tam litigation brought by a private individual on behalf of the U.S. government and our conversations with the Department of Justice regarding this matter are ongoing. The complaint remains under seal. If our operations are found to be in violation of any laws or government regulations, we may be subject to penalties, damages or fines, any or all of which could adversely affect our financial results.

As previously disclosed in our periodic filings, we identified certain payments made on our behalf by two subcontractors to expedite the issuance of a limited number of visas and licenses from a foreign government’s agencies that may raise compliance issues under the U.S. Foreign Corrupt Practices Act. We retained outside counsel to investigate these payments. In November 2009, we voluntarily brought this matter to the attention of the U.S. Department of Justice and the SEC. We are cooperating with the government’s review of this matter. We are also continuing our evaluation of our internal policies and procedures. We cannot predict the ultimate consequences of this matter at this time, nor can we reasonably estimate the potential liability, if any, related to this matter. However, based on the facts currently known, we do not believe that this matter will have a material adverse effect on our business, financial condition, results of operations or cash flow.

On August 16, 2005, we were served with a Department of Justice Federal Grand Jury Subpoena seeking documents concerning work performed by a former subcontractor, Al Ghabban in 2002-2005. Specifically, during the 2002-2005 timeframe, Al Ghabban performed line haul trucking work to transport materials throughout the Middle Eastern theater on the War Reserve Materiel Program. In response to the subpoena in 2005, we provided the requested documents to the Department of Justice, and the matter was subsequently closed in 2005 without any action taken. In April 2009, we received a follow up telephone call concerning this matter from the Department of Justice Civil Litigation Division. Since that time, we have had several discussions with the government regarding the civil matter. In response to recent requests, we have provided additional information to the Department of Justice Civil Litigation Division. We are fully cooperating with the government’s review. If our operations are found to be in violation of any laws or government regulations, we may be subject to penalties, damages or fines, any or all of which could adversely affect our financial results.

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

The Defense Contract Management Agency (“DCMA”) formally notified us of non-compliance with Cost Accounting Standard 403, Allocation of Home Office Expenses to Segments, on April 11, 2007. We issued a response to the DCMA on April 26, 2007 with a proposed solution to resolve the area of non-compliance, which related to the allocation of corporate general and administrative costs between our divisions. On August 13, 2007, the DCMA notified us that additional information would be necessary to justify the proposed solution. We issued responses on September 17, 2007, April 28, 2008 and September 10, 2009 and the matter is pending resolution. Based on facts currently known, we do not believe the matters described in this and the preceding paragraph will have a material adverse effect on our results of operations or financial condition.

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

Contract Matters

In 2009, we terminated for cause a contract to build the Akwa Ibom International Airport for the State of Akwa Ibom in Nigeria. Consequently, we terminated certain subcontracts and purchase orders the customer advised us it did not want to assume. Based on our experience with this particular Nigerian state government customer, we believe the customer may challenge our termination of the contract for cause and initiate legal action against us. Our termination of certain subcontracts not assumed by the customer, including our actions to recover against advance payment and performance guarantees established by the subcontractors for our benefit is being challenged in certain instances. Although we believe our right to terminate this contract and such subcontracts was justified and permissible under the terms of the contracts, and we intend to vigorously contest any claims brought against us arising out of such terminations, if courts were to conclude that we were not entitled to terminate one or more of the contracts and damages were assessed against us, such damages could have a material adverse effect on our results of operations or financial condition. At this time, any such damages are not estimable.

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

Risk Management Liabilities and Reserves

We are insured for domestic worker’s compensation liabilities and a significant portion of our employee medical costs. However, we bear risk for a portion of claims pursuant to the terms of the applicable insurance contracts. We account for these programs based on actuarial estimates of the amount of loss inherent in that period’s claims, including losses for which claims have not been reported. These loss estimates rely on actuarial observations of ultimate loss experience for similar historical events. We limit our risk by purchasing stop-loss insurance policies for significant claims incurred for both domestic worker’s compensation liabilities and medical costs. Our exposure under the stop-loss policies for domestic worker’s compensation and medical costs is limited based on fixed dollar amounts. For domestic worker’s compensation and employer’s liability under state and federal law, the fixed-dollar amount of stop-loss coverage is $1.0 million per occurrence on most policies; but, $0.25 million on a California based policy. For medical costs, the fixed dollar amount of stop-loss coverage is from $0.25 million to $0.75 million for total costs per covered participant per calendar year.

Note 8 — Equity

Treasury Shares

In fiscal year 2009, our Board of Directors authorized us to repurchase up to $25.0 million of our common stock and/or senior subordinated notes during fiscal years 2010 and 2009, respectively. Under this authorization, the securities could be repurchased from time to time in the open market or through privately negotiated transactions at our discretion, subject to market conditions, and in accordance with applicable federal and state securities laws and regulations.

During fiscal year 2010, we purchased 54,900 shares for $0.7 million. We also issued 34,296 shares to settle vested RSUs in fiscal year 2010. We have 713,804 treasury shares as of April 2, 2010. The board approval ended on April 2, 2010. The repurchases of senior subordinated notes is discussed in Note 6.

Accumulated Other Comprehensive Loss

Our accumulated other comprehensive loss balance included unrealized foreign currency losses and interest rate swaps designated as cash flow hedges as of April 2, 2010. The balance in accumulated other comprehensive loss related to unrealized foreign currency losses, net of tax, was $0.4 million as of April 2, 2010. The balance in accumulated other comprehensive loss related to interest rate swaps, net of tax, was $0.7 million as of April 2, 2010.

Note 9 — Interest Rate Derivatives

As of April 2, 2010, our derivative instruments consisted of two interest rate swap agreements, both of which had expired as of July 2, 2010. The $168.6 million derivative is designated as a cash flow hedge that effectively fixed the interest rate on the applicable notional amount of our variable rate debt. The $31.4 million swap derivative did not qualify for hedge accounting as it was fully dedesignated as of April 2, 2010.

Date Entered	Notional Amount	Fixed Interest Rate Paid *	Variable Interest Rate Received	Expiration Date
	(Amounts in thousands)

April 2007	$168,620	4.98%	3-month LIBOR	May 2010

April 2007	$31,380	4.98%	3-month LIBOR	May 2010

*	Plus applicable margin (2.25% as of April 2, 2010).

During the fiscal quarter ended July 2, 2010 we paid $1.6 million in net settlements and incurred $1.1 million of expenses which was recorded in interest expense. During fiscal year 2010, we paid $8.9 million in net settlements and incurred $8.3 million of expenses, of which $7.8 million was recorded to interest expense and $0.5 million was recorded to other (loss)/income.

Amounts are reclassified from accumulated other comprehensive income into earnings as net cash settlements occur, changes from quarterly derivative valuations are updated, new circumstances dictating the disqualification of hedge accounting and adjustments for cumulative ineffectiveness are recorded.

The fair values of our derivative instruments and the line items on the Consolidated Balance Sheet to which they were recorded as of April 2, 2010 are summarized as follows (amounts in thousands):

Derivatives designated as hedges under ASC 815	Balance Sheet Location	Fair Value at April 2, 2010

Interest rate swaps	Other accrued liabilities	$1,385

Interest rate swaps	Other long-term liabilities	—

	Total	$1,385

Derivatives not designated as hedges under ASC 815	Balance Sheet Location	Fair Value at April 2, 2010

Interest rate swaps	Other accrued liabilities	$249

Interest rate swaps	Other long-term liabilities	—

	Total	$249

Total Derivatives		$1,634

The effects of our derivative instruments on other comprehensive income (“OCI”) and our Consolidated Statements of Operations for the fiscal year ended April 2, 2010 is summarized as follows (amounts in thousands):

Derivatives Designated as Cash Flow Hedging Instruments under ASC 815		GAINS (LOSSES) RECLASSIFIED FROM ACCUMULATED OCI INTO INCOME (EFFECTIVE PORTION)		GAINS (LOSSES) RECOGNIZED IN INCOME ON DERIVATIVES (INEFFECTIVE PORTION)
	Change in OCI from Gains (Losses) Recognized in OCI on Derivatives (Effective Portion) Fiscal Year ended April 2, 2010	Line Item in Statements of Operations	Amount	Line Item in Statements of Operations	Amount

Interest rate derivatives	$(5,085)	Interest expense	$(7,789)	Other (loss)/income, net	$—

Total	$(5,085)		$(7,789)		$—

The expenses incurred on the portion of the derivatives that did not qualify for hedge accounting is as follows for the fiscal year ended April 2, 2010 (amounts in thousands).

	AMOUNT OF GAIN OR (LOSS) RECOGNIZED IN INCOME ON DERIVATIVE	Fiscal Year Ended April 2, 2010
Derivatives not Designated as Hedging Instruments under ASC 815	Line Item in Statements of Operations	Amount

Interest rate derivatives	Other (loss)/income, net	$(501)

Total		$(501)

As of April 2, 2010, we estimate that $1.1 million of losses associated with the interest rate swap related to $168.6 million of notional debt included in accumulated other comprehensive income will be reclassified into earnings over the remaining life of the derivative which expired in May 2010. The other interest rate swap does not qualify for hedge accounting and has been marked to market, which generated a $0.2 million liability as of April 2, 2010. See Note 14 for fair value disclosures associated with these derivatives.

Note 10 — Equity-Based Compensation

In accordance with ASC 718 — Compensation-Stock Compensation, we recognized compensation expense related to RSUs on a graded schedule over the requisite service period, net of estimated forfeitures. Under this method, we recorded equity-based compensation expense of $3.5 million and $2.9 million for the fiscal quarter ended July 2, 2010 and for the fiscal year ended April 2, 2010, respectively. As of April 2, 2010, we had provided equity-based compensation through the granting of Class B interests in DIV Holding LLC, and the granting of RSUs under our 2007 Omnibus Incentive Plan (the “2007 Plan”). In connection with the Merger on July 7, 2010, all outstanding Class B interests and restricted stock units vested.

Class B Equity

Between fiscal years 2006 and 2009, certain members of our management and outside directors were granted Class B interests in DIV Holding LLC. DIV Holding LLC conducted no operations and was established for the purpose of holding equity in our Company. As of July 2, 2010 and April 2, 2010, the aggregate individual grants owned by current and former management and directors represented approximately 4.6% and 4.6% of the ownership in DIV Holding LLC, respectively. The vested ownership percentage in DIV Holding LLC by Class B members totaled 4.3% and 4.3% as of July 2, 2010 and April 2, 2010, respectively.

The Class B interests were subject to either four-year or five-year graded vesting schedules with any unvested interest reverting to the holders of Class A interests in the event they were forfeited or repurchased. Class B interests were granted with no exercise price or expiration date. Pursuant to the terms of the operating agreement governing DIV Holding LLC, the holders of Class B interests were entitled to receive their respective ownership proportional interest of all distributions made by DIV Holding LLC provided the holders of the Class A interests had received an 8% per annum internal rate of return on their invested capital. Additionally, DIV Holding’s operating agreement limited Class B interests to 7.5% in the aggregate. In connection with the Merger on July 7, 2010, all Class B interests vested.

The grant date fair value of the Class B interest granted through fiscal year 2010 was $18.3 million. We performed a fair value analysis of the Class B interests granted prior to the initial public offering (“IPO”) using a discounted cash flow technique to arrive at a fair value of the Class B interest of $7.6 million at March 31, 2006. For the Class B interests issued prior to the IPO, our fair value analysis was based on a market value model that included the impact of the DIV Holding LLC ownership percentage, the remaining preference to Class A holders, and a discount for lack of marketability. The discount for lack of marketability for each grant was estimated on the date of grant using the Black- Scholes-Merton put-call parity relationship computation with the following weighted average assumptions for periods as indicated below. For the Class B interests issued after the IPO, our fair value analysis was based on a market value model that included the aforementioned variables as well as the impact of our stock price and outstanding common shares.

Fiscal Years Ended
April 2, 2010 (1)

Risk-free interest rate	—

Expected volatility	—

Expected lives (for Black-Scholes model input)	—

Annual rate of quarterly dividends	—

(1)	There were no grants of Class B interests in fiscal year 2010.

Since these Class B interests were redeemed through our outstanding stock held by DIV Holding LLC or cash, no potential dilutive effect existed in relation to these interests. Additionally, DIV Holding LLC had the responsibility to settle the Class B interests, therefore vested Class B interests were never our liabilities. DIV Holding LLC held 20,899,034 of our 56,286,196 outstanding shares of stock at April 2, 2010. Class B activity, for the fiscal quarter ended July 2, 2010 and the fiscal year ended April 2, 2010 is summarized in the table below:

	% Interest in DIV Holding	Grant Date Fair Value
	(Amounts in thousands)

Balance April 3, 2009	4.7%	$9,669

Fiscal Year 2010 Forfeitures	(0.1)%	(354)

Balance April 2, 2010	4.6%	9,315

First quarter fiscal year 2011 grants	0.0%	—

First quarter fiscal year 2011 forfeitures	0.0%	—

Balance July 2, 2010	4.6%	9,315

April 2, 2010 vested	4.3%	8,247

First quarter fiscal year 2011 vesting	0.0%	173

July 2, 2010 vested	4.3%	$8,420

April 2, 2010 nonvested	0.3%	$1,068

July 2, 2010 nonvested	0.3%	$895

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

Starting in fiscal year 2008, the Compensation Committee approved the grant of RSUs to certain key employees. The RSUs had assigned value equivalent to our common stock and could be settled in cash or shares of our common stock at the discretion of the Compensation Committee. The first performance based RSUs were granted in fiscal year 2009 with similar terms, except for performance criteria.

During fiscal year 2010, we granted 36,550 service based RSUs and 571,900 performance based RSUs to certain key employees. The performance based RSU awards are tied to our financial performance, specifically fiscal year 2011 EBITDA (earnings before interest, taxes, depreciation and amortization), and cliff vest upon achievement of this target. The payouts are scaled based on actual performance results with a potential payout range of 50% to 150%. Based on current estimates, the costs of these awards are being accrued with the expectation of a 100% achievement of the performance goal.

In addition to employee grants, 14,706 service-based RSUs were granted to Board members. These awards vest within one year of grant, but include a post-vesting restriction of six months after the applicable directors’ Board service ends. The RSUs have assigned value equivalent to our common stock and may be settled in cash or shares of our common stock at the discretion of the Compensation Committee of the Board.

As of July 2, 2010, 17,395 units were vested but unsettled, including 1,600 RSUs that vested during the first quarter ended July 2, 2010.

The estimated fair value of the RSUs, net of forfeitures, was approximately $13.1 million as of April 2, 2010 based on the closing market price of our stock on the grant date.

These settlements were made net of payroll tax withholding.

(Amounts in thousands, except weighted average)	Outstanding RSUs	Weighted Average Grant Date Fair Value

Outstanding, April 3, 2009	345,895	$16.71

Units granted	623,156	16.91

Units forfeited	(113,103)	16.75

Units vested and settled	(73,550)	17.92

Outstanding, April 2, 2010	782,398	16.75

Units granted	207,309	16.95

Units vested and settled	(37,500)	15.74

Outstanding July 2, 2010	952,207	$16.83

The RSUs outstanding as of July 2, 2010 included 1,250 units associated with the DIFZ incentive plan. In connection with the Merger, all RSUs held by our directors and employees vested on July 7, 2010 and were settled in cash.

Note 11 — Composition of Certain Financial Statement Captions

The following tables present financial information of certain consolidated balance sheet captions.

Prepaid expenses and other current assets — Prepaid expenses and other current assets were:

(Amounts in thousands)	April 2, 2010

Prepaid expenses	$37,974

Prepaid income taxes	7,391

Inventories	14,797

Available-for-sale inventory	2,250

Work-in-process	20,455

Joint venture receivables	5,188

Other current assets	13,916

Total	$101,971

Prepaid expenses include prepaid insurance, prepaid vendor deposits, and prepaid rent, none of which individually exceed 5% of current assets. We value our inventory at lower of cost or market. Available-for-sale-inventory is made up of two helicopters that will not be deployed on existing programs. During fiscal year ended April 2, 2010 we recorded $1.2 million of impairment charges to the available-for-sale helicopters on the GPSS segment. The available-for-sale value was based on a preliminary sales price to a potential buyer.

Property and equipment, net — Property and equipment, net were:

(Amounts in thousands)	April 2, 2010

Helicopters	$37,011

Computers and other equipment	13,668

Leasehold improvements	8,818

Office furniture and fixtures	6,697

Gross property and equipment	66,194

Less accumulated depreciation	(10,961)

Property and equipment, net	$55,233

Depreciation expense was $3.7 million, for the fiscal year ended April 2, 2010, including certain depreciation amounts classified as Cost of services. Accumulated depreciation was $11.0 million as of April 2, 2010. The helicopters that are included within Property and equipment were not placed in service as of April 2, 2010.

Other assets, net — Other assets, net were:

(Amounts in thousands)	April 2, 2010

Deferred financing costs, net	$9,661

Investment in affiliates	9,192

Palm promissory notes, long-term portion	5,900

Phoenix retention asset	4,765

Other	2,358

Total	$31,876

Deferred financing cost is amortized through interest expense. Amortization related to deferred financing costs totaled $4.2 million for the fiscal year ended April 2, 2010.

Accrued payroll and employee costs — Accrued payroll and employee costs were:

(Amounts in thousands)	April 2, 2010

Wages, compensation and other benefits	$109,827

Accrued vacation	26,208

Accrued contributions to employee benefit plans	2,347

Total	$138,382

Other accrued liabilities — Accrued liabilities were:

(Amounts in thousands)	April 2, 2010

Deferred revenue	$30,524

Insurance expense	29,912

Interest expense and short-term swap liability	6,681

Contract losses	8,615

Legal matters	11,402

Unrecognized tax benefit	10,211

Subcontractor retention	4,365

Other	18,952

Total	$120,662

Deferred revenue is primarily due to payments in excess of revenue recognized. Contract losses relate to accrued losses recorded on certain contracts.

Other liabilities — Other long-term liabilities were:

(Amounts in thousands)	April 2, 2010

Unrecognized tax benefit	$2,535

Long-term accrued compensation	2,204

Other	3,695

Total	$8,434

Note 12 — Related Parties, Joint Ventures and Variable Interest Entities

Management Fee

We historically paid Veritas an annual management fee of $0.3 million plus expenses to provide us with general business management, financial, strategic and consulting services. We paid $0.1 million and $0.5 million to Veritas for the fiscal quarter ended July 2, 2010 and the fiscal year ended April 2, 2010, respectively. Our obligation to pay this fee was terminated on July 7, 2010 due to the change of control resulting from the Merger. See Note 20.

Variable Interest Entities

We own an interest in five active VIEs, all of which are joint ventures. These are listed as follows: (i) 40% owned Partnership for Temporary Housing LLC (“PaTH”); (ii) 45% owned Contingency Response LLC (“CRS”); (iii) 44% owned Babcock DynCorp Limited (“Babcock”) (iv) 51% owned GLS; (v) and 50% owned DynCorp International FZ-LLC (“DIFZ”). We do not encounter any significant risk through our involvement in our VIEs outside the normal course of our business.

GLS is a joint venture formed in August 2006 with one partner, McNeil Technologies, for the purpose of procuring government contracts with the U.S. Army. We incur significant costs on behalf of GLS related to the normal operations of the venture. However, these costs typically support revenue billable to our customer. GLS assets and liabilities were $125.4 million and $115.1 million as of April 2, 2010, respectively. GLS revenue was $149.3 million and $734.1 million during the fiscal year quarter ended July 2, 2010 and the fiscal year ended April 2, 2010, respectively.

In July 2008 Palm Trading Investment Corp. (“Palm”) purchased a 50% interest in DIFZ. After the sale, we retained virtually all power over DIFZ to direct activities that significantly impact DIFZ’s economic performance and remained as sole customer allowing the Company to exert power over significant activities. Also, we will absorb the majority of expected losses or gains from the venture, based on the terms of the sale agreement. Thus, we have concluded that we were the primary beneficiary.

DIFZ provides foreign staffing, human resources and payroll services. We incur significant costs on behalf of DIFZ related to the normal operations. The vast majority of these costs are considered direct contract costs and thus billable on the various corresponding contracts supported by DIFZ services. DIFZ total assets and total liabilities were $52.2 million and $50.2 million at April 2, 2010, respectively. Additionally, DIFZ revenue was $95.0 million for the fiscal quarter ended July 2, 2010 and $407.0 million for the fiscal years ended April 2, 2010. These intercompany revenue and costs are eliminated in consolidation.

PaTH is a joint venture formed in May 2006 with two other partners for the purpose of procuring government contracts with the Federal Emergency Management Authority. CRS is a joint venture formed in March 2006 with two other partners for the purpose of procuring government contracts with the U.S. Navy. Babcock is a Joint Venture formed in January 2005 and currently provides services to the British Ministry of Defense. Mission Readiness joint venture was recently created with only the back office operations functioning.

We accounted for GLS, PaTH, CRS, and Babcock as equity method investments based on our share of (i) the power to direct the activities of the VIE that most significantly impact its economic performance and (ii) the obligation to absorb losses of the VIE that could potentially be significant or the right to receive benefits from the entity that could potentially be significant to the VIE. Alternatively, we consolidated DIFZ based on the abovementioned criteria. Current assets and total assets for our equity method investees as of April 2, 2010 totaled $65.7 million and $65.7 million, respectively. Current liabilities and total liabilities as of April 2, 2010 was $45.9 million and $49.3 million, respectively. Revenue for the equity method investees for the fiscal quarter ended July 2, 2010 and for the fiscal year ended April 2, 2010 was $37.3 million and $179.9 million, respectively. Net income for the equity method investees for the fiscal quarter ended July 2, 2010 and for the fiscal year ended April 2, 2010 was $1.1 million and $8.8 million, respectively.

In the aggregate, our maximum exposure to losses as a result of our investment in VIEs consists of our $7.7 million investment in unconsolidated subsidiaries, $5.2 million in receivables from our joint ventures, working capital funding to GLS as well as contingent liabilities that are neither probable nor reasonably estimable as of April 2, 2010. While the amount of funding we provided to GLS could significantly due to timing of payments to vendors and collections from its customer, the average balance over the 12 months ended April 2, 2010 was approximately $24.5 million.

Joint Ventures

Amounts due from our unconsolidated joint ventures totaled $10.6 million and $5.2 million as of July 2, 2010 and April 2, 2010, respectively. These receivables are a result of items purchased and services rendered by us on behalf of our unconsolidated joint ventures. We have assessed these receivables as having minimal collection risk based on our historic experience with these joint ventures and our inherent influence through our ownership interest. The change in these receivables from April 3, 2009 to April 2, 2010 resulted in a use of operating cash for the fiscal year ended April 2, 2010 of approximately $2.6 million. The change in these receivables from April 2, 2010 to July 2, 2010 resulted in a use of operating cash for the fiscal quarter ended July 2, 2010 of approximately $5.4 million. The related revenue we earned from our unconsolidated joint ventures totaled $5.4 million and $5.3 million for the fiscal quarter ended July 2, 2010 and the fiscal year ended April 2, 2010. Additionally, we earned $0.7 million and $5.2 million in equity method income for the fiscal quarter ended July 2, 2010 and fiscal year ended April 2, 2010, respectively.

As of July 2, 2010, we held three promissory notes from Palm, which had an aggregate initial value of $9.7 million as a result of the sales price. The notes are included in (i) Prepaid expenses and other current assets and in (ii) Other assets on our audited consolidated balance sheet for the short and long-term portions, respectively. The loan balance outstanding was $8.1 million as of April 2, 2010 reflecting the initial value plus accrued interest, less payments against the promissory notes. The fair value of the notes receivable is not materially different from its carrying value.

Note 13 — Collaborative Arrangements

We participate in a collaborative arrangement with our partner on the LOGCAP IV program. During fiscal year 2010, we executed a subcontract with CH2M Hill with respect to operations on the LOGCAP IV program, which is considered a collaborative arrangement under GAAP. The purpose of this arrangement is to share some of the risks and rewards associated with this U.S. government contract. Our current share of profits is 70%.

We account for this collaborative arrangement under ASC 808 — Collaborative Arrangements and record revenue gross as the prime contractor. The cash inflows and outflows, as well as expenses incurred, are recorded in Cost of services in the period realized. Revenue on LOGCAP IV was $283.8 million and $583.2 million for the fiscal quarter ended July 2, 2010 and for the fiscal year ended April 2, 2010, respectively. Cost of services on LOGCAP IV was $270.9 million and $554.2 million for the fiscal quarter ended July 2, 2010 and for the fiscal year ended April 2, 2010, respectively. Our share of LOGCAP IV profits/losses was $4.0 million and $9.4 million during the fiscal quarter ended July 2, 2010 and for the fiscal year ended April 2, 2010, respectively.

Note 14 — Fair Value of Financial Assets and Liabilities

ASC 820 — Fair Value Measurements and Disclosures establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

•	Level 1, defined as observable inputs such as quoted prices in active markets;

•	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

•	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

As of April 2, 2010, we held certain assets that are required to be measured at fair value on a recurring basis. These included the following:

•

Cash equivalents including restricted cash which consists of petty cash, cash in-bank and short-term, highly liquid, income-producing investments with original maturities of 90 days or less. This is categorized as a Level 1 input.

We formerly had contingent earn-out compensation listed as a level-3 liability. The amount due (zero) changed from a contingency to a known amount as of December 31, 2010 and was removed from the fair value table below.

Our assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of April 2, 2010 were as follows:

	Fair Value Measurements at Reporting Date Using
(Amounts in thousands)	Book value of financial assets/(liabilities) as of April 2, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)

Assets

Cash equivalents (1)	$137,698	$137,698	$—	$—

Total assets measured at fair value	$137,698	$137,698	$—	$—

Liabilities

Contingent earn-out consideration and compensation	$(1,173)	$—	$—	$(1,173)

Interest rate derivatives	(1,634)	—	(1,634)	—

Total liabilities measured at fair value	$(2,807)	$—	$(1,634)	$(1,173)

(1) Includes cash equivalents and restricted cash

The table below provides reconciliation between the beginning and ending balance of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3) for the fiscal year ended April 2, 2010.

(Amounts in thousands)

Beginning balance at April 4, 2009	$—

Contingent earn-out consideration and compensation	2,707

Total gains included in earnings	(1,534)

Transfers in and/or out of Level 3	—

Ending balance at April 2, 2010	$1,173

Note 15 — Acquisitions

Phoenix Consulting Group, Inc.

On October 18, 2009, we acquired 100% of the outstanding shares of Phoenix, a leading provider of intelligence training, consultative and augmentation services to a wide range of U.S. government organizations. This acquisition is consistent with our goal of accelerating growth, expanding service offerings and penetrating new segments. It extends our ability to deliver compelling services to the intelligence community and national security clients. The Company funded the purchase price with cash on hand.

Phoenix has been incorporated into the GSDS operating segment as its own strategic business area representing a new service offering for us. Revenue from October 2, 2009 through April 2, 2010 totaled $13.0 million. The associated operating income was immaterial.

The purchase price is comprised of the following three elements:

(Amounts in thousands)	Purchase Elements

Cash paid at closing	$38,573

Final working capital adjustment paid during the third quarter of fiscal year 2010	1,094

Fair value of contingent earn-out consideration, as of the acquisition date, payable in fiscal year 2011	2,707

Total purchase price	$42,374

The acquisition was accounted for as a business combination pursuant to ASC 805 — Business Combinations. In accordance with ASC 805, the purchase price has been allocated to assets and liabilities based on their estimated fair value at the acquisition date. The following table represents the allocation of the purchase price to the acquired assets and liabilities and resulting goodwill:

(Amounts in thousands)	Reconciliation to Goodwill

Total purchase price	$42,374

Cash acquired	(1,762)

Receivables	(4,975)

Other assets	(4,272)

Identifiable intangible assets	(12,352)

Other liabilities assumed	10,295

Goodwill	$29,308

Management allocated the purchase price for the acquisition based on estimates of the fair values of the tangible and intangible assets acquired and liabilities assumed. We utilized recognized valuation techniques, including the income approach and cost approach for intangible assets and the cost approach for tangible assets.

The carrying amount of receivables approximates fair value as the acquired receivables are short-term in nature and have high probability of collection. There were no significant receivables determined to be uncollectable as of the date of the acquisition. Given that Phoenix only served the U.S. government, we believe the impact of any uncollected receivables would be immaterial to our consolidated financial statements.

The purchase price includes $4.4 million held in escrow for indemnification liabilities (as defined by the stock purchase agreement) of the seller, $3.4 million of which (less any amounts applied to claims) is expected to be released in March 2011. The final $1.0 million will be released in September 2013 (less any amount applied to claims). The seller’s indemnification obligations are capped at the total purchase price. In accordance with the indemnification obligations set forth in the purchase agreement, we recorded an indemnification asset of $2.5 million related to an uncertain income tax position and a payroll tax liability.

Acquired intangible assets of $12.4 million consisted of customer relationships, non-compete agreements, training materials, software, and tradename. The amortization period for these intangible assets ranges from two to ten years. We recorded $0.7 million in amortization in fiscal year 2010 covering the period of October 19, 2009 through April 2, 2010. The major classes of intangible assets valued as of the October 19, 2009 acquisition date are as follows:

Intangible Assets	Weighted Average Useful Life	Amount
(Amounts in thousands, except weighted average)

Customer relationships	7.5	$2,827

Training materials	10	6,886

Software	10	2,046

Non-compete agreements	2	212

Tradename	5	381

		$12,352

The goodwill arising from the acquisition consists largely of expectations that Phoenix extends our ability to deliver compelling services to national security clients and the intelligence community. Additionally, our infrastructure and capabilities increase resources for Phoenix and provide a strong foundation for growth. The goodwill recognized is not deductible for tax purposes.

We recognized $0.7 million of acquisition related costs that were expensed in the second quarter in fiscal year 2010 and are included in selling, general and administrative expenses in our consolidated statements of operations for the fiscal year ended April 2, 2010.

The Phoenix stock purchase agreement provides for earn-out payments ranging from a minimum of zero to a maximum of $5.0 million contingent upon the achievement of certain revenue and earnings before interest, taxes, depreciation and amortization targets for the calendar year ending December 31, 2010. Approximately 80% of this payout is considered contingent purchase consideration and the other portion is considered contingent compensation. The fair value of the contingent purchase consideration arrangement was determined to be $1.1 million as of April 2, 2010 using the latest weighted fiscal year 2010 forecasts discounted based on our weighted average cost of capital. As such, we recorded a $1.7 million reduction to the earn-out liability resulting in an increase to Other income, net. Subsequent changes in the fair value of the contingent earn-out liability will be recorded in earnings.

In addition to the purchase price, we agreed with the seller to pay $7.5 million into an escrow account for retention bonuses for key Phoenix employees. The retention bonuses will be paid upon completion of the individual retention periods ranging from March 2011 to October 2012. Additionally, termination without cause, termination by reason of death or disability or resignation for good reason will result in an accelerated retention payment. Alternatively, if the employee resigns or is terminated for cause prior to completion of the retention period he/she forfeits either all or a portion of their retention bonus. One retention employee was terminated without cause in the third quarter of fiscal year 2010 which triggered a $1.7 million payment and related expense. The remainder of the deferred compensation expense will be amortized from periods ranging from 17 to 36 months after the acquisition date, over the requisite vesting periods. The remaining $5.8 million is expected to be paid in March 2011.

Casals and Associates, Inc

On January 22, 2010, we acquired 100% of the outstanding shares of Casals, a provider of management consulting services in the areas of democracy and governance, rule of law and justice, conflict management and recovery, anti-corruption and strategic communication to a wide range of U.S. government organizations. This acquisition is consistent with our goal of accelerating growth, expanding service offerings and penetrating new segments. We funded the purchase price with cash on hand.

Casals has been incorporated into the GSDS operating segment. Revenue since the acquisition totaled $4.1 million through April 2, 2010. The associated operating income has been immaterial.

The purchase price is comprised of the following elements:

(Amounts in thousands)	Purchase Elements

Cash paid at closing	$5,902

Estimated working capital adjustment to be paid in fiscal year 2011	765

Total estimated purchase price	$6,667

The acquisition was accounted for as a business combination pursuant to ASC 805 — Business Combinations. In accordance with ASC 805, the purchase price has been allocated to assets and liabilities based on their estimated fair value at the acquisition date. The following table represents the allocation of the purchase price to the acquired assets and liabilities and resulting goodwill:

(Amounts in thousands)	Reconciliation to Goodwill

Total estimated purchase price	$6,667

Cash acquired	(918)

Receivables	(3,550)

Other assets	(868)

Identifiable intangible assets	(653)

Other liabilities assumed	2,780

Goodwill	$3,458

The $6.7 million dollar purchase price includes an estimated working capital adjustment of $0.8 million, which will be finalized in fiscal year 2011. The goodwill arising from the acquisition consists largely of expectations that Casals extends our ability to deliver services to new clients in the international development community. Additionally, our infrastructure and capabilities increase resources for Casals and provide a strong foundation for growth. The goodwill recognized is deductible for tax purposes as this business combination was treated as an asset acquisition in accordance with our 338(h)(10) election for tax purposes.

Management allocated the purchase price for the acquisition based on estimates of the fair values of the tangible assets and liabilities assumed. We utilized recognized valuation techniques, including the income approach and cost approach for intangible assets and the cost approach for tangible assets.

We recognized $0.6 million of acquisition related costs that were incurred in the third and fourth quarters and are included in selling, general and administrative expenses in our consolidated statements of operations for the fiscal year ended April 2, 2010.

The carrying amount of receivables approximates fair value as the acquired receivables are short-term in nature and have high probability of collection. There were no significant receivables determined to be uncollectable as of the date of the acquisition. Given that that majority of Casals receivables are with the U.S. government, we believe the impact of any uncollected receivables would be immaterial to our consolidated financial statements.

The purchase price includes $1.0 million held in escrow for indemnification liabilities of the seller. The escrow amount (less any amounts applied to claims) is expected to be released to the seller on or about September 22, 2011. The seller’s indemnification obligations are capped at $1.1 million.

Note 16 — Segment and Geographic Information

We have three reportable segments, Global Stabilization and Development Solutions, Global Platform Support Solutions, and Global Linguist Solutions. Our GPSS operating segment provides services domestically and in foreign countries under contracts with the U.S. government and some foreign customers, whereas our GSDS and GLS operating segments primarily provide services in foreign countries with the U.S. government as the primary customer. All three segments operate principally within a regulatory environment subject to governmental contracting and accounting requirements, including Federal Acquisition Regulations, Cost Accounting Standards and audits by various U.S. federal agencies.

Certain reclassifications have been made to the historical financial data to conform to our current year presentation. In order to realign measurement of true business performance with segment presentation, we excluded certain costs that are not directly allocable to business units from the segment results and included these costs in headquarters. Prior year amounts have been reclassified so information presented is consistent and comparable in all periods presented below.

The following is a summary of the financial information of the reportable segments reconciled to the amounts reported in the consolidated financial statements:

(Amounts in thousands)	Fiscal Quarter Ended July 2, 2010	Fiscal Year Ended April 2, 2010

Revenue

Global Stabilization and Development Solutions	$507,481	$1,623,657

Global Platform Support Solutions	288,229	1,213,522

Global Linguist Solutions	149,254	734,012

Subtotal	944,964	3,571,191

Headquarters — Elimination (1)	(251)	1,268

Total reportable segments	$944,713	$3,572,459

Operating income

Global Stabilization and Development Solutions	$23,911	$87,271

Global Platform Support Solutions	19,549	110,237

Global Linguist Solutions	9,073	46,389

Subtotal	52,533	243,897

Headquarters (2)	(13,570)	(44,728)

Total reportable segments	$38,963	$199,169

Depreciation and amortization

Global Stabilization and Development Solutions	$80	$404

Global Platform Support Solutions	4	129

Global Linguist Solutions	—	—

Subtotal	84	533

Headquarters	10,179	41,106

Total reportable segments (3)	$10,263	$41,639

(1)	Primarily represents eliminations of intercompany revenue earned between segments and revenue for the prior year period (in fiscal year 2010) recorded to Headquarters for the release of prior year reserves associated with a government cost audit.

(2)	Headquarters operating expense primarily relate to amortization of intangible assets and other costs that are not allocated to segments and are not billable to our U.S. government customers.

(3)	Excludes amounts included in Cost of services of $0.3 million and $0.9 million during the fiscal quarter ended July 2, 2010 and the fiscal year ended April 2, 2010, respectively.

(Amounts in thousands)	Fiscal Year Ended April 2, 2010

Assets

Global Stabilization and Development Solutions	$931,413

Global Platform Support Solutions	454,170

Global Linguist Solutions	125,398

Total reportable segments	1,510,981

Headquarters (4)	269,913

Total consolidated assets	$1,780,894

(4)	Assets primarily include cash, deferred income taxes, intangible assets (excluding goodwill) and deferred debt issuance cost.

Geographic Information — Revenue by geography is determined based on the location of services provided.

	Fiscal Quarter Ended		Fiscal Year Ended
(Amounts in thousands)	July 2, 2010		April 2, 2010

United States	$160,433	17%	$678,807	19%

Middle East (1)	716,714	76%	2,613,719	73%

Other Americas	36,163	4%	123,043	3%

Europe	12,161	1%	72,584	2%

Asia-Pacific	14,071	1%	68,304	2%

Other	5,171	1%	16,002	1%

Total	$944,713	100%	$3,572,459	100%

(1)	The Middle East includes but is not limited to activities in Iraq, Afghanistan, Somalia, Oman, Qatar, United Arab Emirates, Kuwait, Palestine, Sudan, Pakistan, Jordan, Lebanon, Bahrain, Yemen, Saudi Arabia, Turkey and Egypt.

Substantially all assets owned by the Company were located in the U.S. as of April 2, 2010.

Revenue from the U.S. government accounted for approximately 98% of total revenue for the fiscal quarter ended July 2, 2010 and approximately 98% of total revenue during the fiscal year ended April 2, 2010. As of April 2, 2010 accounts receivable due from the U.S. government represented over 98% of total accounts receivable.

Note 17 — Consolidating Financial Information of Subsidiary Guarantors

As discussed in Note 20, on July 7, 2010, DynCorp International, Inc. (“Parent”) completed a merger with Delta Tucker Sub, Inc., a wholly owned subsidiary of Delta Tucker Holdings, Inc. In connection with the Merger, substantially all of the outstanding pre-merger debt was extinguished and a new Senior Credit Facility and new Senior Unsecured Notes were issued.

As of the date of the Merger, these Senior Unsecured Notes and the Credit Facility are fully and unconditionally guaranteed, jointly and severally, by the Parent and all of its domestic subsidiaries: DynCorp International LLC, DTS Aviation Services LLC, DynCorp Aerospace Operations LLC, DynCorp International Services LLC, DIV Capital Corporation, Dyn Marine Services of Virginia LLC, Services International LLC, Worldwide Humanitarian Services LLC, Worldwide Recruiting and Staffing Services LLC, Phoenix Consulting Group LLC and Casals and Associates Inc. (“Subsidiary Guarantors”).

The following condensed consolidating financial statements present (i) an audited condensed consolidating balance sheet as of April 2, 2010; (ii) the audited condensed consolidating statements of operations and statements of cash flows for the fiscal quarter ended July 2, 2010 and the fiscal year ended April 2, 2010; and (iii) elimination entries necessary to consolidate Parent and its subsidiaries.

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

DynCorp International, Inc and Subsidiaries

Condensed Consolidating Statements of Operations Information

For the Fiscal Quarter Ended July 2, 2010

(Amounts in thousands)	Parent	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated

Revenue	$—	$795,965	$253,082	$(104,334)	$944,713

Cost of services	—	(722,112)	(237,182)	102,320	(856,974)

Selling, general and administrative expenses	—	(35,521)	(5,006)	2,014	(38,513)

Depreciation and amortization expense	—	(10,249)	(14)	—	(10,263)

Operating income	—	28,083	10,880	—	38,963

Interest expense	—	(12,585)	(459)	459	(12,585)

Equity in income of consolidated subsidiaries	12,804	5,264	—	(18,068)	—

Interest income	—	510	—	(459)	51

Other income, net	—	611	47	—	658

Income before income taxes	12,804	21,883	10,468	(18,068)	27,087

Provision for income taxes	—	(9,079)	(200)	—	(9,279)

Net income	12,804	12,804	10,268	(18,068)	17,808

Noncontrolling interests	—	—	(5,004)	—	(5,004)

Net income attributable to DynCorp International, Inc.	$12,804	$12,804	$5,264	$(18,068)	$12,804

DynCorp International, Inc and Subsidiaries

Condensed Consolidating Statements of Operations Information

Fiscal Year Ended April 2, 2010

(Amounts in thousands)	Parent	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated

Revenue	$—	$2,861,124	$1,188,227	$(476,892)	$3,572,459

Cost of services	—	(2,581,544)	(1,108,790)	465,084	(3,225,250)

Selling, general and administrative expenses	—	(94,710)	(23,499)	11,808	(106,401)

Depreciation and amortization expense	—	(41,575)	(64)	—	(41,639)

Operating income	—	143,295	55,874	—	199,169

Interest expense	—	(55,650)	(2,289)	2,289	(55,650)

Loss on early extinguishment of debt	—	(146)	—	—	(146)

Equity in income of consolidated subsidiaries	77,443	27,562	—	(105,005)	—

Interest income	—	2,827	4	(2,289)	542

Other income, net	—	5,298	(104)	—	5,194

Income before income taxes	77,443	123,186	53,485	(105,005)	149,109

Provision for income taxes	—	(45,743)	(1,292)	—	(47,035)

Net income	77,443	77,443	52,193	(105,005)	102,074

Noncontrolling interests	—	—	(24,631)	—	(24,631)

Net income attributable to DynCorp International, Inc.	$77,443	$77,443	$27,562	$(105,005)	$77,443

DynCorp International, Inc and Subsidiaries

Condensed Consolidating Balance Sheet Information

April 2, 2010

(Amounts in thousands)	Parent	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated

Current assets:

Cash and cash equivalents	$—	$114,512	$7,921	$—	$122,433

Restricted cash	—	15,265	—	—	15,265

Accounts receivable, net	—	703,519	126,579	19,391	849,489

Intercompany receivables	—	—	92,829	(92,829)	—

GLS note receivable	—	13,214	—	(13,214)	—

Prepaid expenses and other current assets	—	96,946	4,187	838	101,971

Total current assets	—	943,456	231,516	(85,814)	1,089,158

Property and equipment, net	—	54,899	334	—	55,233

Goodwill	—	457,090	—	—	457,090

Tradenames, net	—	18,976	—	—	18,976

Other intangibles, net	—	122,040	—	—	122,040

Investment in subsidiaries	577,702	61,767	—	(639,469)	—

Other assets, net	—	38,303	94	—	38,397

Total assets	$577,702	$1,696,531	$231,944	$(725,283)	$1,780,894

Current liabilities:

Current portion of long-term debt	$—	$44,137	$—	$—	$44,137

Accounts payable	—	266,979	82,501	(2,412)	347,068

Accrued payroll and employee costs	—	84,749	53,646	(13)	138,382

Intercompany payables	—	92,829	—	(92,829)	—

GLS note payable	—	—	13,214	(13,214)	—

Other accrued liabilities	—	78,167	19,841	22,654	120,662

Income taxes payable and deferred taxes	—	29,705	972	—	30,677

Total current liabilities	—	596,566	170,174	(85,814)	680,926

Long-term debt, less current portion	—	508,010	—	—	508,010

Other long-term liabilities	—	8,431	3	—	8,434

Noncontrolling interests	—	5,822	—	—	5,822

Equity	577,702	577,702	61,767	(639,469)	577,702

Total liabilities and equity	$577,702	$1,696,531	$231,944	$(725,283)	$1,780,894

DynCorp International, Inc and Subsidiaries

Condensed Consolidating Statement of Cash Flow Information

Period from April 3, 2010 through July 2, 2010

(Amounts in thousands)	Parent	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$—	$22,435	$5,375	$(6,087)	$21,723

Cash flows from investing activities:

Purchase of property and equipment	—	(2,874)	—	—	(2,874)

Net transfers to/(from) Parent	—	—	2,456	(2,456)	—

Other investing cash flows	—	—	—	—	—

Net cash (used in) provided by investing activities	—	(2,874)	2,456	(2,456)	(2,874)

Cash flows from financing activities:

Net transfers (to)/from Parent	—	(2,456)	—	2,456	—

Borrowings on long-term debt	—	85,600	—	—	85,600

Payments on long-term debt	—	(85,600)	—	—	(85,600)

Receipts/payments of dividends to Parents	—	—	(11,503)	6,087	(5,416)

Other financing activities	—	(17)	—	—	(17)

Net cash provided by (used in) financing activities	—	(2,473)	(11,503)	8,543	(5,433)

Net increase (decrease) in cash and cash equivalents	—	17,088	(3,672)	—	13,416

Cash and cash equivalents, beginning of period	—	113,855	8,578	—	122,433

Cash and cash equivalents, end of period	$—	$130,943	$4,906	$—	$135,849

DynCorp International, Inc and Subsidiaries

Condensed Consolidating Statement of Cash Flow Information

For the Fiscal Year Ended April 2, 2010

(Amounts in thousands)	Parent	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$—	$18,673	$96,304	$(24,504)	$90,473

Cash flows from investing activities:

Purchase of property and equipment	—	(45,986)	—	—	(45,986)

Cash paid for acquisitions, net of cash acquired	—	(42,889)	—	—	(42,889)

Net transfers (to)/from Parent	—	—	(42,427)	42,427	—

Other investing cash flows	—	—	—	—	—

Net cash (used in) provided by investing activities	—	(88,875)	(42,427)	42,427	(88,875)

Cash flows from financing activities:

Net transfers (to)/from Parent	—	42,427	6,128	(48,555)	—

Borrowings on long-term debt	—	193,500	—	—	193,500

Payments on long-term debt	—	(242,126)	—	—	(242,126)

Receipts/payments of dividends	—	—	(58,718)	30,632	(28,086)

Other financing activities	—	(2,675)	—	—	(2,675)

Net cash (used in) provided by financing activities	—	(8,874)	(52,590)	(17,923)	(79,387)

Net (decrease) increase in cash and cash equivalents	—	(79,076)	1,287	—	(77,789)

Cash and cash equivalents, beginning of period	—	193,588	6,634	—	200,222

Cash and cash equivalents, end of period	$—	$114,512	$7,921	$—	$122,433

Note 18 — Quarterly Financial Data (Unaudited)

In our opinion, the following unaudited quarterly financial information includes all adjustments, consisting of normal recurring adjustments, necessary to fairly present our consolidated results of operations for such periods.

	Fiscal Year 2010
(Amounts in thousands)	Fourth Fiscal Quarter Ended April 2, 2010	Third Fiscal Quarter Ended January 1, 2010	Second Fiscal Quarter Ended October 2, 2009	First Fiscal Quarter Ended July 3, 2009

Revenue	$1,053,791	$914,264	$819,642	$784,762

Operating income	49,937	47,904	49,242	52,086

Net income attributable to DynCorp International Inc.	19,468	19,019	18,408	20,548

Restatement of Interim Financial Statements

As discussed in Note 19, we have restated our previously issued consolidated financial statements to correct errors identified in the current fiscal year related to those periods. Accordingly, the unaudited quarterly financial information presented above has been revised.

The following tables present the impact of the restatement on previously presented interim periods:

	First Quarter Ended
	July 3, 2009
(Amounts in thousands)	As Issued	Adjustments	As Restated

Revenue	$785,177	$(415)	$784,762

Cost of services	(699,093)	—	(699,093)

Selling, general and administrative expenses	(23,438)	—	(23,438)

Depreciation and amortization expense	(10,145)	—	(10,145)

Operating income	52,501	(415)	52,086

Interest expense	(14,610)	—	(14,610)

Earnings from affiliates	1,054	—	1,054

Interest income	339	—	339

Other income, net	(213)	263	50

Income before income taxes	39,071	(152)	38,919

Provision for income taxes	(12,627)	55	(12,572)

Net income	26,444	(97)	26,347

Noncontrolling interests	(5,799)	—	(5,799)

Net income attributable to DynCorp International Inc.	$20,645	$(97)	$20,548

	Second Quarter Ended
	October 2, 2009
(Amounts in thousands)	As Issued	Adjustments	As Restated

Revenue	$821,372	$(1,730)	$819,642

Cost of services	(727,279)	(1,579)	(728,858)

Selling, general and administrative expenses	(31,304)	—	(31,304)

Depreciation and amortization expense	(10,238)	—	(10,238)

Operating income	52,551	(3,309)	49,242

Interest expense	(13,691)	—	(13,691)

Loss on early extinguishment of debt, net	(162)	—	(162)

Earnings from affiliates	1,527	—	1,527

Interest income	103	—	103

Other income, net	(12)	(43)	(55)

Income before income taxes	40,316	(3,352)	36,964

Provision for income taxes	(13,301)	1,205	(12,096)

Net income	27,015	(2,147)	24,868

Noncontrolling interests	(6,460)	—	(6,460)

Net income attributable to DynCorp International Inc.	$20,555	$(2,147)	$18,408

	Third Quarter Ended
	January 1, 2010
(Amounts in thousands)	As Issued	Adjustments	As Restated

Revenue	$914,970	$(706)	$914,264

Cost of services	(822,700)	(780)	(823,480)

Selling, general and administrative expenses	(32,350)	—	(32,350)

Depreciation and amortization expense	(10,530)	—	(10,530)

Operating income	49,390	(1,486)	47,904

Interest expense	(13,655)	—	(13,655)

Earnings from affiliates	1,278	—	1,278

Interest income	67	—	67

Other income, net	285	(715)	(430)

Income before income taxes	37,365	(2,201)	35,164

Provision for income taxes	(10,493)	792	(9,701)

Net income	26,872	(1,409)	25,463

Noncontrolling interests	(6,444)	—	(6,444)

Net income attributable to DynCorp International Inc.	$20,428	$(1,409)	$19,019

	Fourth Quarter Ended
	April 2, 2010
(Amounts in thousands)	As Issued	Adjustments	As Restated

Revenue	$1,063,743	$(9,952)	$1,053,791

Cost of services	(976,521)	2,702	(973,819)

Selling, general and administrative expenses	(19,309)	—	(19,309)

Depreciation and amortization expense	(10,726)	—	(10,726)

Operating income	57,187	(7,250)	49,937

Interest expense	(13,694)	—	(13,694)

Loss on early extinguishment of debt, net	—	16	16

Interest income	33	—	33

Other income, net	2,334	(563)	1,771

Income before income taxes	45,860	(7,797)	38,063

Provision for income taxes	(15,471)	2,804	(12,667)

Net income	30,389	(4,993)	25,396

Noncontrolling interests	(5,928)	—	(5,928)

Net income attributable to DynCorp International Inc.	$24,461	$(4,993)	$19,468

Note 19 — Restatement

We have restated our consolidated statements of operations and cash flows for the fiscal quarter ended July 2, 2010 and fiscal years ended April 2, 2010 and our consolidated balance sheet as of April 2, 2010 to correct the following errors. The identified errors were primarily associated with (i) unbilled receivables and related revenue primarily where an allowance for collection was not provided timely; (ii) certain accrued liabilities that were previously omitted in such consolidated financial statements; and (iii) adjustments necessary to correct errors identified in results of operations in an equity method investee.

The following table presents the impact of the restated adjustments on our consolidated statement of operations for the quarter ended July 2, 2010:

DYNCORP INTERNATIONAL INC.

STATEMENT OF OPERATIONS

	As Issued		Restated
(Amounts in thousands)	Fiscal Quarter Ended July 2, 2010	Adjustments	Fiscal Quarter Ended July 2, 2010

Revenue	$947,503	$(2,790)	$944,713

Cost of services	(857,897)	923	(856,974)

Selling, general and administrative expenses	(38,513)	—	(38,513)

Depreciation and amortization expense	(10,263)	—	(10,263)

Operating income	40,830	(1,867)	38,963

Interest expense	(12,678)	93	(12,585)

Earnings from affiliates	709	(276)	433

Interest income	51	—	51

Other income, net	225	—	225

Income before income taxes	29,137	(2,050)	27,087

Provision for income taxes	(10,017)	738	(9,279)

Net income	19,120	(1,312)	17,808

Noncontrolling interests	(5,004)	—	(5,004)

Net income attributable to DynCorp International, Inc.	$14,116	$(1,312)	$12,804

The following table presents the impact of the restatement adjustments on our consolidated statements of operations for the fiscal year ended April 2, 2010:

DYNCORP INTERNATIONAL INC.

STATEMENTS OF OPERATIONS

	Fiscal Year Ended
	April 2, 2010
(Amounts in thousands)	As Reported	Adjustments	As Restated

Revenue	$3,585,262	$(12,803)	$3,572,459

Cost of services	(3,225,593)	343	(3,225,250)

Selling, general and administrative expenses	(106,401)	—	(106,401)

Depreciation and amortization expense	(41,639)	—	(41,639)

Operating income	211,629	(12,460)	199,169

Interest expense	(55,650)	—	(55,650)

Loss on early extinguishment of debt, net	(146)	—	(146)

Earnings from affiliates	5,202	(1,043)	4,159

Interest income	542	—	542

Other income, net	1,035	—	1,035

Income before income taxes	162,612	(13,503)	149,109

Provision for income taxes	(51,893)	4,858	(47,035)

Net income	110,719	(8,645)	102,074

Noncontrolling interests	(24,631)	—	(24,631)

Net income attributable to DynCorp International Inc.	$86,088	$(8,645)	$77,443

The following table presents the impact of the restatement adjustments on our consolidated balance sheet as of April 2, 2010:

DYNCORP INTERNATIONAL INC.

CONSOLIDATED BALANCE SHEET

	April 2, 2010
(Amounts in Thousands, except share data)	As Reported	Adjustments	As Restated

ASSETS
Current assets:
Cash and cash equivalents	$122,433	$—	$122,433
Restricted cash	15,265	—	15,265
Accounts receivable, net of allowances of $68	865,156	(15,667)	849,489
Prepaid expenses and other current assets	96,159	5,812	101,971

Total current assets	1,099,013	(9,855)	1,089,158
Property and equipment, net	55,233	—	55,233
Goodwill	451,868	5,222	457,090
Tradename	18,976	—	18,976
Other intangibles, net	122,040	—	122,040
Deferred income taxes	5,071	1,450	6,521
Other assets, net	30,416	1,460	31,876

Total assets	$1,782,617	$(1,723)	$1,780,894

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$44,137	$—	$44,137
Accounts payable	347,068	—	347,068
Accrued payroll and employee costs	141,132	(2,750)	138,382
Deferred income taxes	18,002	1,267	19,269
Other accrued liabilities	111,198	9,464	120,662
Income taxes payable	11,358	50	11,408

Total current liabilities	672,895	8,031	680,926
Long-term debt, less current portion	508,010	—	508,010
Other long-term liabilities	8,434	—	8,434

Total liabilities	1,189,339	8,031	1,197,370
Commitments and contingencies
Equity:
Common stock of entity, $0.01 par value — 232,000,000 shares authorized; 57,000,000 shares issued and 56,286,196 shares outstanding at April 2, 2010.	570	—	570
Additional paid-in capital	367,488	(1)	367,487
Retained earnings	229,461	(9,753)	219,708
Treasury stock, 713,804 shares as of April 2, 2010	(8,942)	—	(8,942)
Accumulated other comprehensive income/(loss)	(1,121)	—	(1,121)

Total equity attributable to DynCorp International Inc.	587,456	(9,754)	577,702
Noncontrolling interests	5,822	—	5,822

Total equity	593,278	(9,754)	583,524

Total liabilities and equity	$1,782,617	$(1,723)	$1,780,894

The following table presents the impact of the restatement adjustments on our consolidated statement of cash flows for the quarter ended July 2, 2010.

DYNCORP INTERNATIONAL INC.

STATEMENT OF CASH FLOWS

	As Issued		Restated
(Amounts in thousands)	Fiscal Quarter Ended July 2, 2010	Adjustments	Fiscal Quarter Ended July 2, 2010

Cash flows from operating activities
Net income	$19,120	$(1,312)	$17,808
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,524	—	10,524
Amortization of deferred loan costs	963	—	963
Allowance for losses on accounts receivable	33	—	33
Earnings from equity method investees	(709)	—	(709)
Deferred income taxes	8,077	568	8,645
Equity-based compensation	3,518	—	3,518
Other	557	—	557

Changes in assets and liabilities:
Restricted cash	7,082	—	7,082
Accounts receivable	6,111	2,372	8,483
Prepaid expenses and other current assets	(15,201)	292	(14,909)
Accounts payable and accrued liabilities	(11,001)	(819)	(11,820)
Income taxes payable	(7,351)	(1,101)	(8,452)

Net cash provided by operating activities	21,723	—	21,723

Cash flows from investing activities
Cash paid for acquisitions, net of cash acquired			—
Purchase of property and equipment, net	(1,809)	—	(1,809)
Purchase of computer software	(1,065)	—	(1,065)

Net cash used in investing activities	(2,874)	—	(2,874)

Cash flows from financing activities
Borrowings on long-term debt	85,600	—	85,600
Payments on long-term debt	(85,600)	—	(85,600)
Payments of dividends to noncontrolling interests	(5,416)	—	(5,416)
Other financing activities	(17)	—	(17)

Net cash provided by (used in) financing activities	(5,433)	—	(5,433)

Net (decrease) increase in cash and cash equivalents	13,416	—	13,416
Cash and cash equivalents, beginning of year	122,433	—	122,433

Cash and cash equivalents, end of year	$135,849	$—	$135,849

The following table presents the impact of the restatement adjustments on our consolidated statements of cash flows for the fiscal year ended April 2, 2010.

DYNCORP INTERNATIONAL INC.

STATEMENTS OF CASH FLOWS

(Amounts in thousands)	Fiscal Year Ended April 2, 2010 as Previously Reported	Adjustments	Fiscal Year Ended April 2, 2010 Restated
Cash flows from operating activities

Net income	$110,719	$(8,645)	$102,074
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,578	—	42,578
Loss on early extinguishment of debt, net	146	—	146
Amortization of deferred loan costs	3,894	—	3,894
Allowance for losses on accounts receivable	24	—	24
Earnings from equity method investees	(5,202)	—	(5,202)
Distributions from affiliates	2,988	—	2,988
Deferred income taxes	15,981	1,516	17,497
Equity-based compensation	2,863	—	2,863
Other	4,062	—	4,062
Changes in assets and liabilities:
Restricted cash	(9,330)	—	(9,330)
Accounts receivable	(289,291)	11,305	(277,986)
Prepaid expenses and other current assets	24,161	(2,972)	21,189
Accounts payable and accrued liabilities	182,238	1,579	183,817
Income taxes payable	4,642	(2,783)	1,859

Net cash provided by operating activities	90,473	—	90,473
Cash flows from investing activities

Cash paid for acquisitions, net of cash acquired	(42,889)	—	(42,889)
Purchase of property and equipment	(39,335)	—	(39,335)
Purchase of computer software	(6,711)	—	(6,711)
Contributions to equity method investees	—	—	—
Other investing activities	60	—	60

Net cash used in investing activities	(88,875)	—	(88,875)

Cash flows from financing activities
Borrowings on long-term debt	193,500	—	193,500
Payments on long-term debt	(242,126)	—	(242,126)
Payments of deferred financing cost	13	—	13
Purchases of treasury stock	(712)	—	(712)
Borrowings under other financing arrangements	—	—	—
Payments under other financing arrangements	(2,011)	—	(2,011)
Proceeds from note receivable from DIFZ	—	—	—
Payments of dividends to noncontrolling interests	(28,086)	—	(28,086)
Other financing activities	35	—	35

Net cash used in financing activities	(79,387)	—	(79,387)

Net (decrease) increase in cash and cash equivalents	(77,789)	—	(77,789)
Cash and cash equivalents, beginning of year	200,222	—	200,222

Cash and cash equivalents, end of year	$122,433	$—	$122,433

Note 20 — Subsequent Events

We have evaluated subsequent events that occurred after the period end date through March 31, 2011, the date the financial statements were available to be issued.

Completion of Planned Merger

On July 7, 2010, DynCorp International completed a merger with Delta Tucker Sub, Inc., a wholly owned subsidiary of Delta Tucker Holdings, Inc. Pursuant to the Agreement and Plan of Merger dated as of April 11, 2010, Delta Tucker Sub, Inc. merged with and into DynCorp International, with DynCorp International becoming the surviving corporation and a wholly-owned subsidiary of the Delta Tucker Holdings, Inc. (the “Merger”). Holders of DynCorp International’s stock received $17.55 in cash for each outstanding share. As of that date, DynCorp International’s stock was no longer publicly traded. In connection with the Merger, substantially all of the outstanding pre-Merger debt was extinguished. Additionally, we issued a new Senior Credit Facility and new Senior Unsecured Notes.

GLS Deconsolidation

As a result of the Merger, we deconsolidated GLS effective July 7, 2010. We continued to consolidate GLS after the implementation of ASU 2009-17 through the date of the Merger based on the related party relationship between us and McNeil Technologies Inc. (“McNeil”), our GLS joint venture partner. Through the date of the Merger, our largest stockholder, Veritas, owned the majority of McNeil. This related party relationship ended on the date of Merger resulting in the deconsolidation of GLS on that date.

Schedule I - Condensed Financial Information of Registrant

Delta Tucker Holdings, Inc.

Condensed Balance Sheets

	December 30, 2011	December 31, 2010
Assets
Deferred tax assets	$2,017	$14,599
Investment in subsidiaries	497,384	558,060

Total assets	$499,401	$572,659

Liabilities	$47,102	$59,684
Stockholders Equity	452,299	512,975

Total liabilities and equity	$499,401	$572,659

See notes to this schedule

Delta Tucker Holdings, Inc

Condensed Statement of Operations

	For the year ended December 30, 2011	For the period from April 1, 2010 (Inception) through December 31, 2010
Merger expenses	$—	$(51,722)
Bridge commitment fee	—	(7,963)
Equity in income of subsidiaries, net of tax	(60,942)	7,427

Income before income taxes	(60,942)	(52,258)
Income tax benefit	—	14,599

Net (loss) income	$(60,942)	$(37,659)

See notes to this schedule

Delta Tucker Holdings, Inc

Condensed Statement of Cash Flows

	For the year ended December 30, 2011	For the period from April 1, 2010 (Inception) through December 31, 2010
Net cash from operating activities	$12,582	$(59,684)
Net cash from investing activities	—	—
Net cash from financing activities	(12,582)	59,684

Net change in cash and cash equivalent	—	—
Cash and cash equivalents, beginning of period	—	—

Cash and Cash equivalents, end of period	$—	$—

See notes to this schedule

Schedule I - Condensed Financial Information

Delta Tucker Holdings, Inc.

Notes to Schedule

Note 1 — Basis of Presentation

Pursuant to rules and regulations of the SEC, the condensed financial statements of Delta Tucker Holdings Inc. do not reflect all of the information and notes normally included with financial statements prepared in accordance with GAAP. Therefore, these financial statements should be read in conjunction with our consolidated financial statements and related notes.

Accounting for subsidiaries — We have accounted for the income of our subsidiaries under the equity method in the condensed financial statements.

Note 2 — Dividends Received from Consolidated Subsidiaries

We have received no dividends from our consolidated subsidiaries including DynCorp International Inc. which has covenants related to its long-term debt, including restrictions on dividend payments as of December 30, 2011. As of this date, our retained earnings and net assets were not free from such restrictions.

Note 3 — Equity

Our equity was initially comprised of a capital contribution of $550.9 million. Between our inception and December 30, 2011, our equity has been impacted by our earnings, changes in other comprehensive income and additional paid in capital.

Schedule II - Valuation and Qualifying Accounts

Delta Tucker Holdings, Inc.

For the year ended December 30, 2011 and for the period from April 1, 2010 (Inception) through December 31, 2010

(Amount in thousands)	Beginning of Period	Charged to Costs and Expense	Deductions from Reserve (1)	End of Period
Allowance for doubtful accounts:
April 1, 2010 — December 31, 2010	$—	610	(52)	$558
January 1, 2011 — December 30, 2011	$558	2,125	(736)	$1,947

(1)	Deductions from reserve represents accounts written off, net of recoveries.

GLOBAL LINGUIST SOLUTIONS LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers of

Global Linguist Solutions LLC

Falls Church, Virginia

We have audited the accompanying balance sheets of Global Linguist Solutions LLC (the “Company”) as of December 30, 2011 and December 31, 2010, and the related statements of income, members’ equity, and cash flows for the year ended December 30, 2011 and the nine month period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Global Linguist Solutions LLC as of December 30, 2011 and December 31, 2010, and the results of their operations and their cash flows for the year ended December 30, 2011 and the nine month period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s receipt of the Form 1 for the INSCOM contract and the continued uncertainty around its ability to win future task orders under the DLITE contract raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The accompanying financial statements have been prepared from the separate records maintained by Delta Tucker Holdings, Inc. and subsidiaries and may not necessarily be indicative of the conditions that would have existed or the results of operations if the Company had been operated as an unaffiliated entity. Portions of certain expenses represent allocations made from, and are applicable to, Delta Tucker Holdings, Inc. as a whole.

/s/ Deloitte & Touche LLP

Fort Worth, Texas

April 9, 2012

GLOBAL LINGUIST SOLUTIONS LLC

STATEMENTS OF OPERATIONS

(Amounts in thousands)

	For the year ended December 30, 2011	Fiscal Year Ended December 31, 2010
Revenue	$359,568	$435,074
Cost of services	(325,143)	(398,470)
Selling, general and administrative expenses	(7,764)	(8,244)

Operating income	26,661	28,360
Interest expense	—	(832)
Other, net	4	64

Net income	$26,665	$27,592

See notes to financial statements.

GLOBAL LINGUIST SOLUTIONS LLC

BALANCE SHEETS

(Amounts in thousands)

	As of
	December 30, 2011	December 31, 2010
Current assets:
Cash and cash equivalents	$9,982	$30,915
Accounts receivable, net	53,993	92,003
Prepaid expenses and other current assets	4,096	928

Total current assets	68,071	123,846
Other assets, net	94	94

Total assets	$68,165	$123,940

Current liabilities:
Accounts payable	$21,534	$62,429
Accrued payroll and employee costs	8,470	10,425
Accrued insurance	1,639	1,274
Other accrued liabilities	354	199

Total current liabilities	31,997	74,327

Total liabilities	31,997	74,327

Commitments and contingencies	—	—
Members’ equity	36,168	49,613

Total liabilities and members’ equity	$68,165	$123,940

See notes to financial statements.

GLOBAL LINGUIST SOLUTIONS LLC

STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the year ended December 30, 2011	Fiscal Year Ended December 31, 2010
Cash flows from operating activities
Net income	$26,665	$27,592
Adjustments to reconcile net income to net cash provided by operating activities:
Changes in assets and liabilities:
Accounts receivable	38,010	29,740
Prepaid expenses and other current assets	(3,168)	1,742
Accounts payable	(40,895)	(18,706)
Accrued payroll and employee costs	(1,955)	(3,339)
Accrued insurance	365	(5,247)
Other	155	(803)

Net cash provided by operating activities	19,177	30,979

Cash flows from investing activities

Net cash provided by investing activities	—	—

Cash flows from financing activities
Borrowings from DynCorp International LLC	—	317,376
Loan repayments to DynCorp International LLC	—	(330,410)
(Return of capital) Equity contribution	(15,000)	40,000
Payments of dividends to McNeil Technologies	(12,304)	(13,852)
Payments of dividends to DynCorp International LLC	(12,806)	(14,417)

Net cash used in financing activities	(40,110)	(1,303)

Net (decrease) increase in cash and cash equivalents	(20,933)	29,676
Cash and cash equivalents, beginning of period	30,915	1,239

Cash and cash equivalents, end of period	$9,982	$30,915

Interest paid	$—	$963

See notes to financial statements.

GLOBAL LINGUIST SOLUTIONS LLC

STATEMENTS OF MEMBERS’ EQUITY

(Amounts in thousands)

Members’ equity at April 2, 2010	$10,290
Net income	27,592
Equity contribution	40,000
Dividends paid to McNeil Technologies	(13,852)
Dividends paid to DynCorp International LLC	(14,417)

Members’ equity at December 31, 2010	$49,613

Members’ equity at January 1, 2011	$49,613
Net income	26,665
Return of capital	(15,000)
Dividends paid to McNeil Technologies	(12,304)
Dividends paid to DynCorp International LLC	(12,806)

Members’ equity at December 30, 2011	$36,168

See notes to financial statements.

GLOBAL LINGUIST SOLUTIONS LLC

NOTES TO FINANCIAL STATEMENTS

Note 1—Basis of Presentation and Accounting Policies

General

Global Linguist Solutions LLC (“the Company” or “GLS” or “Our” or “We” or “Us”) was incorporated on July 12, 2006 under the laws of the state of Delaware, with corporate headquarters in Falls Church, Virginia and is 51% owned by DynCorp International LLC (“DI”) and 49% owned by McNeil Technologies (“MT”).

INSCOM Contract

In December 2006, we were awarded the Intelligence and Security Command (“INSCOM”) contract by the U.S. Army for the management of linguist and translation services in support of the military mission known as Operation Iraqi Freedom (“OIF”). Under the contract, we provide rapid recruitment, deployment, and on-site management of interpreters and translators in-theater for a wide range of foreign languages in support of the U.S. Army, unified commands, attached forces, combined forces, joint elements executing the OIF mission, and other U.S. government agencies supporting the OIF mission. We earn revenue on the INSCOM contract based on allowable cost plus a 1.5% base fee plus estimated or actual award fee. Allowable costs associated with the contract include both direct and indirect costs. Award fees are awarded quarterly for a maximum of 6% of allowable costs and are based on four major components. These components are (i) fill-rate, (ii) quality of personnel, (iii) cost control management and (iv) small business participation. The award fee dollars are based on a graduated schedule of award fee score.

In July 2011, we were awarded, by the Department of the Army, a multiple-award Indefinite Delivery Indefinite Quantity (“IDIQ”) contract. We will be one of six providers that will compete for task orders on the $9.7 billion Defense Language Interpretation Translation Enterprise (“DLITE”) contract providing translation and interpretation services worldwide for Army personnel, among other services.

In October 2011, President Obama announced the end of the war in Iraq. The drawdown of troops began in the fourth quarter and was complete as of December 30, 2011. We have provided continued support of the OIF mission and historically have had no other operations outside of the INSCOM contract. As this mission comes to an end, we continue to pursue other business opportunities. Additionally, the DCAA issued a Form 1 in the amount of $95.9 million pertaining to potential inconsistencies of certain contractual requirements for the fiscal year ended April 3, 2009. As a result of the Form 1, our customer informed us it would withhold 15% of the amount of the Form 1 and has in fact withheld $14.1 million until this issue is resolved. On February 8, 2012, the DCAA issued GLS a second Form 1 in the amount of $102.0 million, asserting inconsistencies with labor related costs for the fiscal year ended April 3, 2009. The customer has withheld $5.0 million, until this issue is resolved. GLS does not agree with the DCAA’s findings on either of the Form 1s and is currently working with the DCAA and the customer to provide clarification and resolve both matters. We do not expect that recent events will impact our ability to successfully win task orders under the DLITE contract. We are working through the Form 1s issues and will continue to do so through the remainder of the calendar year 2012.

Going Concern

The accompanying financial statements have been prepared assuming we will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The issuance of the Form 1s on the INSCOM contract and the continued uncertainty around our ability to win future task orders under the DLITE contract raises substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to the carrying amount and classification of recorded assets and liabilities should we be unable to continue operations. As mentioned above, we do not agree with the findings resulting in the issuance of the Form 1s and intend to continue to work with the DCAA towards a resolution of the issues. We plan to continue to compete for additional task orders under the DLITE contract.

Fiscal Periods

Our fiscal year is comprised of twelve consecutive fiscal months ending on the Friday closest to December 31. During fiscal year 2011, our Board of Directors approved the change in our fiscal year from a fiscal year comprised of twelve consecutive fiscal months ending on the Friday closest to March 31. This change was made to better align our financial reporting period, as well as our annual planning and budgeting process, to the fiscal year end dates of our two owners.

This report reflects our financial results for the year ended December 30, 2011 and for the nine month period beginning April 3, 2010, the day following the end of our 2010 fiscal year, and ended on December 31, 2010, which we refer to as fiscal year 2011. The fiscal period ended December 31, 2010 was a 39 week fiscal period.

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, services or products have been provided to the customer, costs are identifiable, determinable, reasonable and allowable, and a reasonable contractual basis for recovery exists. We expense pre-contract costs as incurred for an anticipated contract until the contract is awarded. Throughout the life of the contract, indirect costs, including general and administrative costs, are expensed as incurred. When revenue recognition is deferred relative to the timing of cost incurred, costs that are direct and incremental to a specific transaction are deferred and charged to expense in proportion to the revenue recognized.

Management regularly reviews project profitability and underlying estimates. Revisions to the estimates are reflected in results of operations as a change in accounting estimate in the period in which the facts that give rise to the revision become known by management. Contract costs on U.S. federal government contracts, including indirect costs, are subject to audit and adjustment by negotiations between the Company and government representatives.

Major factors we consider in determining total estimated revenue and cost include the basic contract price, contract options, change orders (modifications of the original contract), back charges and claims, and contract provisions for penalties, award fees and performance incentives. All of these factors and other special contract provisions are evaluated throughout the life of our contracts when estimating total contract revenue under the percentage-of-completion method of accounting.

Award fees are excluded from estimated total contract revenue until a historical basis has been established for their receipt or the award criteria have been met including the completion of the award fee period at which time the award amount is included in revenue.

Operating Segments

GLS operates as a single operating segment.

Cash and Cash Equivalents

For purposes of reporting cash and cash equivalents, we consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management evaluates these estimates and assumptions on an ongoing basis, including but not limited to, those relating to award fees and allowances for doubtful accounts. Actual results could differ from those estimates.

Allowance for Doubtful Accounts

GLS reports receivables at the net realizable value. We establish an allowance for doubtful accounts against specific billed receivables based upon the latest information available to determine whether invoices are ultimately collectible. This evaluation involves subjective judgments and changes in this evaluation may cause an increase to our estimated allowance for doubtful accounts, which could significantly impact our financial statements by incurring bad debt expense.

Dividends Paid to Owners

Throughout the year, GLS declares and pays dividends to its owners, DI and MT, based on their respective ownership percentages.

Fair Value of Cash

The carrying amount of cash approximates fair value.

Income Taxes

We have elected to be treated as a partnership for U.S. income tax purposes which provides that, in lieu of corporate income taxes, the members of the LLC separately account for their pro rata share of the Company’s items of income, deductions, losses and credits. Consequently, we are not liable for federal or state income taxes. Accordingly, no provision or liability for income taxes is included in our financial statements.

Concentration

GLS currently and historically has had no other operations outside of performance on the INSCOM contract. 100% of our revenue and 100% of our receivables are from a single customer, the U.S. Army.

Note 2—Billed and Unbilled Receivables

The balance of unbilled receivables consists of costs and fees billable upon payments being made to our applicable subcontractors or supporting documentation being made available to our customer. Virtually, all unbilled receivables are expected to be billed and collected within one year.

(Amounts in thousands)	December 30, 2011	December 31, 2010
Billed	$17,371	$22,336
Unbilled	36,622	69,667

Total	$53,993	$92,003

Note 3—Related Party Loan

In accordance with the Termination of Offering Basis Loan Agreement (“Agreement”) between DI and GLS dated October 26, 2010, DI no longer provides GLS with its working capital requirements via a loan. GLS repaid the loan in October 2010. The working capital requirements were addressed with the $40.0 million contribution made by DI and MT of $20.4 million and $19.6 million, respectively.

GLS is no longer a guarantor under DI’s Senior Secured Credit Facility in accordance with the Agreement.

Note 4—Related Party Activities

Overhead allocations from DI

For the fiscal year ended December 30, 2011 and December 31, 2010, DI allocated corporate overhead costs to GLS totaling of $11.4 million and $13.1 million, respectively. As of December 30, 2011 and December 31, 2010, GLS owed $1.2 million and $3.9 million, respectively, to DI for allocated expenses, which is included in accounts payable balance as of December 30, 2011 and December 31, 2010, respectively.

Subcontractor costs from MT

For the fiscal year ended December 30, 2011 and December 31, 2010, GLS incurred service billings from MT of $1.4 million and $1.6 million, respectively.

Intercompany agreement with DynCorp International FZ-LLC (“DIFZ”)

GLS has an agreement with DIFZ, which is a 50% owned consolidated subsidiary of DI. DIFZ provides dedicated human resources professionals and payroll processing services for GLS. The costs charged to GLS are consistent with costs charged to other DI subsidiaries for similar services. As of December 30, 2011 there was no payable from GLS to DIFZ. As of December 31, 2010, the payable from GLS to DIFZ was approximately $0.1 million, respectively. For the fiscal year ended December 30, 2011 and December 31, 2010, GLS incurred costs from DIFZ of $0.8 million and $0.6 million, respectively.

Note 5—Commitments and Contingencies

Commitments

We have operating leases for the use of real estate and certain property and equipment, which are either (i) non-cancelable, (ii) cancelable only by the payment of penalties or (iii) cancelable upon one month’s notice. All lease payments are based on the lapse of time but include, in some cases, payments for insurance, maintenance and property taxes. There are no purchase options on operating leases at favorable terms, but most leases have one or more renewal options. GLS real estate leases run for approximately five years with a reduced termination fee in the event that leases are canceled as a result of the loss of the INSCOM contract. Rental expense was $1.3 million and $1.3 million for the fiscal years ended December 30, 2011 and December 31, 2010, respectively.

Operating leases in effect at December 30, 2011, had the following future rental requirements for the next five years:

Calendar Year	Real Estate	Total
(Amounts in thousands)
2012	$1,251	$1,251
2013	667	667
2014	—	—
2015	—	—
2016	—	—
Thereafter	—	—

Total	$1,918	$1,918

We have no significant long-term purchase agreements with service providers.

Contingencies

We are occasionally involved in various lawsuits and claims that arise in the normal course of business. In most cases, we have denied, or believe we have a basis to deny any liability. While it is not possible to predict the outcome of litigation and other matters discussed below, we believe that liabilities in excess of those recorded, if any, arising from such matters may have a material adverse effect on our results of operations, financial condition or liquidity over the long term.

U.S. Government Investigations

We are occasionally the subject of investigations by various agencies of the U.S. government. Such investigations, whether related to our U.S. government contract or conducted for other reasons, could result in administrative, civil or criminal liabilities, including repayments, fines or penalties being imposed upon us, or could lead to suspension or debarment from future U.S. government contracting.

U.S. Government Audits

Our contract is regularly audited by the DCAA and other government agencies. At any given time, our contract or systems are under review by the DCAA and other government agencies. We cannot predict the outcome of such ongoing audits and what, if any, impact such audits may have on our future operating performance.

These agencies review our contract performance, cost structure and compliance with applicable laws, regulations and standards. The DCAA also reviews the adequacy of, and our compliance with, our internal control systems and policies, including our labor, billing, accounting, purchasing, property, estimating, compensation and management information systems. An adverse finding under a DCAA audit could result in the disallowance of our costs under our U.S. government contract, termination of our U.S. government contract, forfeiture of profits, suspension of payments, fines and suspension and prohibition from doing business with the U.S. government. Any costs found to be improperly allocated to our contract will not be reimbursed. In addition, government contract payments received by us for allowable direct and indirect costs are subject to adjustment after audit by government auditors and repayment to the government if the payments exceed allowable costs as defined in our government contract.

On October 5, 2011, the DCAA issued us a Form 1 in the amount of $95.9 million which pertains to potential inconsistencies of certain contractual requirements for the fiscal year ended April 3, 2009. As a result of the Form 1, our customer informed us it would withhold 15% of the amount of the Form 1 and in fact has withheld $14.1 million until this issue is resolved. On February 8, 2012, the DCAA issued GLS a second Form 1 in the amount of $102.0 million, asserting inconsistencies with labor related costs for the fiscal year ended April 3, 2009. The customer has withheld an additional $5.0 million, until this issue is resolved. We do not agree with the DCAA’s findings and we are currently working with the DCAA and our customer to provide clarification and resolve this matter.

Credit Risk

We are subject to concentrations of credit risk primarily by virtue of our accounts receivable. Departments and agencies of the U.S. federal government account for all of our customer base, minimizing this credit risk. Furthermore, we continuously review all accounts receivable and recorded provisions for doubtful accounts. GLS currently and historically has had no other operations outside of performance on the INSCOM contract as 100% of our revenue is from a single customer, the U.S. Army.

Note 6—401(k) Savings Plans

GLS uses the DI Savings Plan established in 2006. The Savings Plan is a participant-directed, defined contribution, 401(k) plan for the benefit of employees meeting certain eligibility requirements. The Savings Plan is intended to qualify under Section 401(a) of the U.S. Internal Revenue Code (the “Code”), and is subject to the provisions of the Employee Retirement Income Security Act of 1974. Under the Savings Plan, participants may contribute from 1% to 50% of their earnings, except for highly compensated employees who can only contribute up to 10% of their gross salary. Contributions are made on a pre-tax basis, limited to annual maximums set by the Code. The current maximum contribution per employee is sixteen thousand five hundred dollars per calendar year. Company matching contributions are also made in an amount equal to 100% of the first 2% of employee contributions and 50% of the next 6%, up to ten thousand dollars per calendar year, are invested in various funds at the discretion of the participant. We incurred Savings Plan expense of approximately $0.5 million and $0.5 million during the fiscal years ended December 30, 2011 and December 31, 2010, respectively.

Note 7—Subsequent Event

We evaluated subsequent events that occurred after the period end date through April 9, 2012, the date the financial statements were available to be issued. We concluded that no subsequent events have occurred that require recognition in our financial statements for the year ended December 30, 2011.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures — We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 (the “Act”) is recorded, processed, summarized and reported within the specified time periods and accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting — There have been no changes in our internal control over financial reporting (as such term is defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting—This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following are the names, ages and a brief account of the business experience for at least the last five years of our directors and executive officers as of March 6, 2012. Unless the context otherwise indicates, references herein to “we,” “our,” “us,” or “the Company” refer to Delta Tucker Holdings, Inc. and our consolidated subsidiaries.

Name	Age	Position
Steven F. Gaffney	53	Chairman of the Board and Chief Executive Officer
General Michael Hagee (USMC Ret.)	67	Director
Brett Ingersoll	48	Director
General John Tilelli (USA Ret.)	70	Director
Steven Schorer	54	President
William T. Kansky	50	Senior Vice President and Chief Financial Officer
Gregory S. Nixon	48	Senior Vice President, General Counsel and Corporate Secretary
Joseph Ruffolo Jr.	68	Senior Vice President and Chief of Staff
Robert Lehman Jr.	54	Senior Vice President of Human Resources

Each of our directors brings extensive management and leadership experience gained through their service in our industry and other diverse businesses. In these roles, they have taken hands-on, day-to-day responsibility for strategy and operations. In the paragraphs below, we describe specific individual qualifications and skills of our directors that contribute to the overall effectiveness of our Board of Directors (the “Board”) and its committees.

Steven F. Gaffney has been the Chairman of the Board of Directors since July 2010, and our Chief Executive Officer (“CEO”) since August 2010. From December 2008 to August 2010, he served as Chief Executive Officer at IAP Worldwide Services, Inc., a provider of services to the Department of Defense and other government agencies. From May 1998 to December 2008 he was with ITT Corporation. During his career with ITT Corporation, he was President of two of their divisions; Electronic Systems and System Services. For the later part of his career he was Senior Vice President of the Corporation and President of the entire Defense Electronics and Services group. Prior to ITT Corporation, Mr. Gaffney led business segments at Litton Industries, Allied Signal and Smith Industries. He currently serves as the Chairman of the Board of IAP Worldwide Services, Inc. He holds a Bachelor’s degree in electrical engineering from Lafayette College, and is certified as a Lean Six Sigma Champion and Green Belt. Mr. Gaffney was selected to serve as the Chairman because he is our Chief Executive Officer and has more than 25 years of leadership experience in the defense industry.

General Michael Hagee (USMC Ret.) has been a director since July 2010. He is President and CEO of the Admiral Nimitz Foundation and is an independent consultant to corporate executives and business leaders. He served more than 38 years in the U.S. Marine Corps, finishing his active duty career as the 33rd Commandant of the Marine Corps and a member of the Joint Chiefs of Staff. General Hagee holds Masters’ degrees in electrical engineering and national security studies from the U.S. Naval Academy. He served on the U.S. Department of Defense Science Board and the National Security Advisory Council for the Center for U.S. Global Engagement and U.S. Global Leadership Campaign. General Hagee was selected to serve as one of our directors due to his extensive knowledge about our two largest clients—the Department of Defense and the Department of State, extensive board and oversight experience, which allows him to bring additional perspective to our Board of Directors.

Brett Ingersoll has been a director since July 2010. Mr. Ingersoll has served as Senior Managing Director and Co-Head of Private Equity at Cerberus since January 2002. He is also a member of the boards of directors of Grifols S.A., Steward Healthcare System, Covis Pharmaceuticals and EntreCap Financial. Mr. Ingersoll holds a Bachelor’s degree in economics from Brigham Young University and a Master’s degree in business administration from Harvard Business School. Mr. Ingersoll was selected to serve as one of our directors because he has extensive experience in financing, private equity investment and board service.

General John Tilelli (USA Ret.) has been a director since July 2010. General Tilelli is currently Chairman and CEO of Cypress International, Inc. He served two combat tours in Vietnam, commanded the 1st Cavalry Division during Operations Desert Shield and Desert Storm, and served four times in Germany. General Tilelli served as the Vice Chief of Staff of the Army, and concluded his active duty career as Commander in Chief of the United Nations Command, Republic of Korea, U.S. Combined Forces, and U.S. Forces Korea. He was appointed as President and CEO of the USO Worldwide Operations in March 2000. General Tilelli holds a Bachelor’s degree in economics from Pennsylvania Military College, now Widener University, and was commissioned as an Armor Officer. He earned a Master’s degree in administration from Lehigh University and graduated from the Army War College. General Tilelli was awarded honorary doctoral degrees by Widener University and the University of Maryland. General Tilelli was selected to serve as one of our directors due to his extensive knowledge about our two largest clients—the Department of Defense and the Department of State, extensive board and oversight experience, which allows him to bring additional perspective to our Board of Directors.

Steven Schorer has been our President since November 2010, having joined the company in April 2009 as President of our operating company’s Global Platform Support Solutions segment. Mr. Schorer has more than 25 years of experience in the aerospace and defense industry, and a diverse background in general management, international business development, program management, and engineering. From 2003 to 2008, he was President of the C4I segment at DRS Technologies, a $1.5 billion operation with 22 sites and over 5,000 employees. Before that, he served as president and general manager of the Ocean Systems Division of L-3 Communications. He has also worked for Allied Signal Aerospace, Lockheed Missiles and Space, Raytheon, and Hughes Aircraft. Mr. Schorer has a Bachelor of Science degree in electrical engineering from the University of Massachusetts. He completed executive management programs at the Anderson School of Executive Management, University of California, Los Angeles, and at the American Graduate School of International Management in Phoenix.

William T. Kansky has been our Senior Vice President and Chief Financial Officer (“CFO”) since August 2010. Previously he was Vice President and Chief Financial Officer at ITT Defense and Information Solutions, which he joined in April 2006. He has worked in the finance organizations of Westinghouse Broadcasting Company and Group W Information Services. He holds a Bachelor’s degree in finance from Central Connecticut State University.

Gregory S. Nixon has been our Senior Vice President, General Counsel and Corporate Secretary since September 2009. Mr. Nixon leads, manages, and directs the legal affairs of the Company. Mr. Nixon worked for McKinsey & Company Inc., from August 2007 to September 2009 where he was an Associate General Counsel and Assistant Secretary, and Vice President and General Counsel of the Public Sector Services division. From September 2002 to August 2007, he was a Principal, Associate General Counsel and Assistant Secretary at Booz Allen Hamilton Incorporated. He also practiced law at the international law firm of Howrey & Simon LLP in their Commercial Litigation Group. After serving as a commissioned officer in the U.S. Air Force, Mr. Nixon held senior government positions in the U.S. Government Accountability Office and served as special counsel in the U.S. Navy Office of the General Counsel. He holds the rank of Lieutenant Colonel in the U.S. Air Force Judge Advocate General’s Corps Reserve. Mr. Nixon has a Bachelor’s of Science in mechanical engineering from Tuskegee University and a Juris Doctor degree from Georgetown University Law Center.

Joseph Ruffolo Jr. has been our Senior Vice President and Chief of Staff since September 2011, having joined the company in November 2010 as Senior Vice President of Business Development. Previously he was Vice President and General Manager of Integrated Electronic Warfare Systems for ITT Corporation, which he joined in 1984. Mr. Ruffolo holds a Bachelor’s of Science degree from Penn State University and a Master’s degree in Business Administration from the University of Utah. Mr. Ruffolo also spent 22 years in the United States Air Force.

Robert Lehman Jr. has been our Senior Vice President of Human Resources since November 2010. Previously he was Vice President and Director of Human Resources at ITT Systems Corporation, which he joined in 1980. Mr. Lehman holds a Bachelor’s degree in communications from Seton Hall University and a Master’s degree in human resource from Upsala College.

CORPORATE GOVERNANCE

Code of Ethics and Business Conduct

Every action or decision at the Company is based upon our values: We Serve, We Care, We Empower, We Perform, We Do the Right Thing. Our Code of Ethics and Business Conduct (“Code”) establishes requirements and direction to translate these values into action, every day, and for everything we do. Employees, directors, officers, contractors, and agents are expected to operate in a manner consistent with these values and this Code. It is our commitment to conduct business honestly, ethically, and in accordance with best practices and the applicable laws of the U.S. and other countries in which we operate.

The Company has a comprehensive and longstanding ethics and compliance program in support of our Code. It includes mandatory training on a wide range of topics, consistent communication and reminders, and a robust system to report concerns or potential violations. We are guided at all times by the highest standards of integrity, whether dealing with customers, co-workers, or others. By operating each day with this commitment in mind we can provide a solid return to our shareholders, develop meaningful work for our employees, and create something of value for our communities. The Code of Ethics and Business Conduct addresses, among other matters, the obligation of accounting and financial personnel to maintain accurate records of the Company’s operations, comply with laws and report violations. Our Code of Ethics and Business Conduct is posted on our website, http://www.dyn-intl.com, under the heading “Investor Relations—Corporate Governance”.

Corporate Governance Guidelines and Information

The Company is committed to maintaining and practicing the highest standards of ethics and corporate governance. The Board has adopted Corporate Governance Guidelines that provide a flexible framework within which the Board and its committees oversee the governance of the Company. These guidelines are available on our website, http://www.dyn-intl.com, under the heading “Investor Relations—Corporate Governance”. The Board of Directors assesses the Corporate Governance Guidelines annually. The Corporate Governance Guidelines addresses, among other matters, the duties of the Board and its Committees, Board composition and criteria, procedures for annual evaluation of the Board and the Chief Executive Officer, executive succession planning and communications with other constituents.

COMMITTEES OF THE BOARD OF DIRECTORS

The Board has established three standing committees: (1) Audit, (2) Compliance and Risk and (3) Compensation. In addition, special committees may be established under the direction of the Board when necessary to address specific issues.

Name	Audit	Compliance and Risk	Compensation
Steven F. Gaffney
General Michael Hagee (USMC Ret.)	X	C	X
Brett Ingersoll	X		C
General John Tilelli (USA Ret.)	C	X	X

C - Committee Chairman

STANDING COMMITTEES

Audit Committee

The Audit Committee oversees risks related to the Company’s financial statements, the financial reporting process, certain compliance issues and accounting matters. The Audit Committee is also responsible for the oversight of (i) management’s assessment of internal controls (ii) our internal audit function (iii) the Company’s policies and practices with respect to enterprise risk management programs and processes, and (iv) audits of the Company’s financial statements on behalf of the Board. Among other duties, it is directly responsible for the selection and oversight of our independent auditors. The functions of the Audit Committee are further described in the Audit Committee’s charter. The Audit Committee met four times during the year ended December 30, 2011. The Audit Committee met on March 6, 2012 in relation to the year ended December 30, 2011. The Audit Committee’s charter is available on our website, http://www.dyn-intl.com, under the heading “Investor Relations — Corporate Governance.”

Even though our stock is not publicly traded as of the Merger, in accordance with our Corporate Governance Guidelines, Members of the Audit Committee who are determined by the Board to be independent, if any, within the meaning of our Corporate Governance Guidelines must satisfy the requirements of the New York Stock Exchange (“NYSE”). The Board determined that all members of the Audit Committee, except for Mr. Ingersoll, are independent.

The Board does not prohibit its members from serving on boards or committees of other organizations, and has not adopted any specific guidelines limiting such activities. However, the service on boards or committees should be consistent with the Company’s conflict of interest policies and the terms of the charters of the various committees of the Board.

The Board has determined that Brett Ingersoll is an “audit committee financial expert” as defined by the United States Securities and Exchange Commission (“SEC”) rules. Mr. Ingersoll currently serves on the audit committees of three public companies in addition to our Audit Committee, and the Board has determined that his simultaneous service does not impair his ability to serve effectively on the Company’s Audit Committee.

Compliance and Risk Committee

The Compliance and Risk Committee is responsible for (i) overseeing and monitoring the Company’s conformance with good business practices, public image and Government and industry standards, (ii) assisting the Board in its general oversight of the Company’s compliance with the legal and regulatory requirements of the Company’s business operations and (iii) overseeing the ethics and compliance program, including the compliance with the Company’s Code of Ethics and Business Conduct.

The Compliance and Risk Committee’s charter is available on our website, http://www.dyn-intl.com, under the heading “Investor Relations—Corporate Governance.” In March 2012, the Compliance and Risk Committee agreed to amend its charter and change the committee’s name from Compliance and Risk Committee to Business Ethics and Compliance Committee.

Compensation Committee

Our Compensation Committee is responsible for making recommendations to the Board concerning the compensation of the Chief Executive Officer (“CEO”) and other executive officers, including the appropriateness of salary, incentive compensation, equity-based compensation plans and certain other benefit plans. Our Compensation Committee evaluates the performance of the CEO and other executive officers in setting their compensation levels and considers the Company’s performance, as well as other factors deemed appropriate by our Compensation Committee. Our Compensation Committee occasionally engages independent consulting firms to review and evaluate various elements of the CEO’s and other executive officers’ total compensation, as discussed below under “Compensation Discussion and Analysis.” Our Compensation Committee met four times during the year ended December 30, 2011. Our Compensation Committee’s charter is available on our website, http://www.dyn-intl.com, under the heading “Investor Relations — Corporate Governance.”

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee consists of Brett Ingersoll, General John Tilelli (USA Ret.), and General Michael Hagee (USMC Ret.), none of whom was at any time during the year ended December 30, 2011 or at any other time, an officer or employee of us or any of our subsidiaries.

Mr. Ingersoll is a Cerberus employee. Pursuant to the terms of the COAC Agreement, we pay Cerberus consulting fees to provide us with reasonably requested business advisory services. Consulting fees incurred for the year ended December 30, 2011 and the period between July 7, 2010 and December 31, 2010 totaled $1,913,385 and $690,864, respectively. For additional information on the COAC Agreement, see Note 12 to the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

COMPENSATION DISCUSSION AND ANALYSIS (“CD&A”)

Overview

This Compensation Discussion and Analysis describes the policies and objectives underlying our compensation program for our Named Executive Officers (“NEOs”). Accordingly, this section addresses and analyzes each element of our NEOs compensation program. Following this section is a series of tables containing specific information about the compensation awarded to, earned by or paid to our NEOs. For the year ended December 30, 2011, our NEOs were:

•	Steven F. Gaffney, Chief Executive Officer, who is named executive officer by reason of his position with us;

•	William T. Kansky, Senior Vice President and Chief Financial Officer; who is a named executive officer by reason of his position with us;

•	Steven T. Schorer, President, who is a named executive officer by reason of his level of compensation as an officer;

•	Gregory S. Nixon, Senior Vice President, General Counsel and Corporate Secretary, who is a named executive officer by reason of his level of compensation as an officer;and

•	Joseph Ruffolo Jr., Senior Vice President and Chief of Staff, who is a named executive officer by reason of his level of compensation as an officer.

There were five NEOs for the year ended December 30, 2011. Our NEOs were made up of our (1) current CEO, (2) current CFO and (3) three most highly compensated executive officers other than the CEO and CFO who were serving as executive officers at December 30, 2011.

Executive Summary

The Compensation Committee believes that the success of the Company in achieving its strategic objectives will depend in large part on the ability to attract and retain exceptional executive talent and to align the interests of all executives with investor success. The Compensation Committee has established an approach to executive remuneration that it believes will help achieve this mission and reduce the risks surrounding executive performance.

To provide the necessary and appropriate support to achieve investor success, the Compensation Committee uses the following approaches:

•	providing cash compensation opportunities, including base salary and an incentive bonus, to executive officers that, in the aggregate, reflect general industry practice;

•	requiring that in order to earn targeted cash compensation levels, executive officers must meet financial objectives approved in advance by the Compensation Committee; and

•	allowing individual pay levels to vary considerably with individual executive responsibilities, capabilities and performance.

The Compensation Committee intends to evaluate and implement a long-term equity incentive plan during calendar year 2012 which together with cash compensation opportunities will provide superior total remuneration when investor objectives are realized.

Executive Compensation Philosophy

Our Compensation Committee believes our compensation programs must assist us in attracting and retaining superior talent, and should motivate our NEOs to achieve our business objectives. Based on this philosophy, the compensation of our NEOs includes a combination of salary, annual incentive (i.e., cash bonuses) and other employment benefits. Prior to the Merger, our NEOs’ compensation also included long-term equity-based awards. Salary is intended to provide a competitive foundation for attracting and retaining executives. The annual cash bonus is intended to incentivize and reward management for achieving financial milestones.

Our Compensation Committee did not establish any specific percentile pay objectives during calendar year 2011. The Compensation Committee operates to ensure individual NEO compensation opportunities are commensurate with executive skills, leadership & performance, and role impact. In addition, our Compensation Committee ensures that the aggregate cost of executive talent is generally within the range of competitive practice.

Our equity compensation prior to our current Compensation Committee’s involvement was based on plan-based awards. Prior to the Merger, our plan-based awards took the form of restricted stock units which were either service based or performance based. Our Compensation Committee did not approve an incentive equity plan for management for the year ended December 30, 2011, but intends to establish and adopt a long-term incentive program during calendar year 2012 that will provide NEOs with a significant interest in the long-term success of the Company.

We have entered into employment agreements with Messrs. Gaffney, Schorer, Kansky and Nixon and certain other executive officers which establish minimum salaries, annual incentive compensation targets and also provide for termination payments under certain circumstances. These employment agreements are discussed further below, under the headings “- Employment Agreements” and “- Other Potential Post-Employment Payments.” Mr. Ruffolo does not have an employment agreement. The Board of Directors retains discretion to provide employment agreements to our NEOs.

Executive Compensation Oversight

Our executive compensation program is administered by our Compensation Committee. As reflected in its charter, our Compensation Committee is charged with reviewing and approving executive salaries, incentive arrangements, and goals and objectives relevant to the performance of our NEOs. Furthermore, our Compensation Committee is also responsible for overseeing all other aspects of executive compensation including executive benefits and perquisites, post-employment benefits and employment agreements. In addition, no less than annually, our Compensation Committee appraises the performance of our NEOs in light of these goals and objectives and sets compensation levels based on this evaluation. For the year ended December 30, 2011, the CEO provided individual performance assessments to our Compensation Committee on performance of individual NEOs other than himself. At the March 6, 2012 Committee meeting, our Compensation Committee reviewed the performance of the CEO in executive session, without the CEO or any member of management present.

Use of Consultants

For the year ended December 30, 2011, the Compensation Committee retained Board Advisory LLC as its compensation consultant to provide advice and resources regarding pay practices relevant to the Company as an employer, and to assist the Compensation Committee in the design of related executive compensation and employment programs. Board Advisory LLC reports directly to the Compensation Committee, and the Compensation Committee has the sole power to terminate or replace and authorize payment of fees to Board Advisory LLC. The Compensation Committee directed Board Advisory LLC to work with members of our management to obtain information necessary for it to form its recommendations and evaluate management’s recommendations. Board Advisory LLC also met with the Compensation Committee during the Compensation Committee’s regular meetings, in executive session (where no members of management were present). Board Advisory LLC did not provide any additional services during the year ended December 30, 2011. Board Advisory LLC provides comparative market data, on request, in the form of general survey data.

Elements of our Executive Compensation Program

The primary elements of our executive compensation program, including compensation of our NEOs, for the year ended December 30, 2011 were:

•	base salary;

•	an annual incentive bonus, paid in cash;

•	a tax-qualified savings plan with matching company contributions; and

•	perquisites and other personal benefits.

In setting compensation amounts for each NEO, our Compensation Committee considers, among other factors, the responsibilities, performance and experience of the executive, as well as comparative market pay data. In setting initial target compensation levels the Compensation Committee sets both a salary and a target annual incentive amount, expressed as a percent of base salary. Subsequent increases to base salary are set based on an evaluation of individual performance, as well as responsibilities and comparative market data. Changes to the annual cash incentive target are based on individual executive responsibilities, within the general parameters of competitive practice.

Given satisfactory performance evaluations and achievement of investor financial objectives, our goal is to manage NEO cash compensation (salary and annual cash bonus) within the range of competitive practice. The Compensation Committee has not approved an equity plan or long-term incentive plan for the Company’s NEO’s, but intends to provide a plan in calendar year 2012. This long-term incentive plan, in conjunction with other pay elements, will provide superior pay opportunities that achieve or exceed the 75th percentile of size-adjusted peer firms when investor objectives are achieved. For calendar year 2012, the Compensation Committee expects to review and approve a peer group specifically for this purpose.

Further specifics with regard to each element of compensation are discussed in the sections below.

Base Salary

We pay our NEOs a base salary as fixed compensation for their time, efforts and commitments throughout the year. Salary levels are typically reviewed annually as part of our performance review process as well as upon a promotion or other change in job responsibility. During calendar year 2011, our review cycle for base salary increases occurred during June to August. Going forward our review cycle will occur during January to March. Our Compensation Committee considers, among other performance standards, the NEO’s contributions in assisting the Company in meeting its financial targets, improving operational efficiencies, creating and executing a clear strategy, leading and overseeing major projects, creating a winning culture, compliance and safety. Competitive pay data is also reviewed by our Compensation Committee as a reference point, but does not necessarily control the Compensation Committee’s pay decisions.

Individual performance is assessed through our annual employee evaluation process, which compares performance goals established for the NEO’s position within our Company to the NEO’s actual performance for the year.

Base salaries are included in total salary, as reflected in column (c) of the “- Summary Compensation Table” below, and further described below in the “- NEOs on an Individualized Basis” section. Base salaries are also described in the table below under Incentive Bonus Compensation.

Incentive Bonus Compensation

During 2011, we established the Management Incentive Plan (“MIP”). The purpose of the MIP is to provide additional cash compensation to eligible participants for their contribution to the achievement of our objectives, to encourage and stimulate superior performance and to assist in attracting and retaining highly qualified executives.

Under the MIP, target bonus amounts for the year ended December 30, 2011 were based on a percentage of base salary, according to each NEO’s level and overall job responsibilities. This method of assigning each NEO a MIP target bonus percentage is consistent with our compensation philosophy, as discussed within the “- Executive Compensation Philosophy” section above. Incentive bonus compensation is reflected in column (f) of the “- Summary Compensation Table” below, and further described below in the “- NEOs on an Individualized Basis” section.

Specific target bonus percentages are set forth in the following table.

Covered NEO	Calendar Year		Annual Base Salary	Annual Target Bonus Percentage	Annual Target Bonus Amount		Pro Rata Target Bonus Amount(1)
Mr. Gaffney	2011		$2,000,000	130%	$2,600,000		N/A
	2010	(2)	$2,000,000	130%	$2,600,000		$866,667	(3)
Mr. Kansky	2011		$600,000	100%	$600,000		N/A
	2010	(2)	$600,000	100%	$600,000	(5)	$600,000	(5)
Mr. Schorer	2011		$600,000	85%	$510,000		N/A
	2010	(2)	$476,146	75%	$357,110		$267,832
Mr. Nixon	2011		$500,000	100%	$500,000		N/A
	2010	(2)	$424,000	60%	$254,400		$190,800
Mr. Ruffolo(4)	2011		$360,000	50%	$180,000		N/A

(1)	Except as otherwise noted, pro rata target bonus amounts represent 9/12th of the annual target bonus amounts, based on the period from April 1, 2010 (Inception) through December 31, 2010.
(2)	Calendar year 2010 represents the period from April 1, 2010 (Inception) through December 31, 2010.
(3)	Mr. Gaffney’s pro rata target bonus amounts represent 4/12th of his annual target bonus amount, based on his hire date during the period from April 1, 2010 (Inception) through December 31, 2010.
(4)	Information is not included for Mr. Ruffolo for the period prior to the year he became an NEO.
(5)	Mr. Kansky’s MIP was contractually fixed for calendar year 2010. Per his employment agreement, his MIP target was 100% of his annual base salary.

Bonuses are paid under the MIP based on the attainment of certain financial performance metrics that were approved by our Compensation Committee, as set forth below. The MIP provides that the target bonus percentages and performance targets will be established annually during the first 90 days of the plan year. The performance adjusted percentage for MIP payout was 163% as of December 30, 2011.

For the year ended December 30, 2011, our financial performance metrics for our NEOs included adjusted earnings before interest, tax, depreciation and amortization (“Adjusted EBITDA”), orders and free cash flow. Each NEO’s bonus payout formula is based on performance metrics tied to our consolidated performance. Adjusted EBITDA is calculated by adjusting EBITDA for the items described below. We use Adjusted EBITDA as it provides a meaningful measure of operational performance on a consolidated basis because it eliminates the effects of period to period changes in taxes, costs associated with capital investments and interest expense, and adjusts for certain items as defined in our Credit Facility and indenture. We established orders as a key measure, as it measures future revenue related to new business and growth to existing business and is consistent with our long-term strategic operational growth plan. We reward effective management of free cash flow as it is reflects how well we are managing the cash flows of our operating activities.

Bonuses earned by our NEOs under the MIP for performance for the year ended December 30, 2011 are reflected in column (f) of the “- Summary Compensation Table” below. Our consolidated performance targets and actual results for the year ended December 30, 2011 were as follows:

Calendar Year Ended	Performance Metric	Performance Targets		Weighting of Performance Metrics	Actual Results
December 30, 2011	Adjusted EBITDA	$180 million		70%	$193.6 million
	Orders(1)	$3,600 million		15%	$5,175 million
	Free Cash Flow(2)	$175 million		15%	$163 million
December 31, 2010(3)	Adjusted EBITDA	$201 million	(5)	50%	$141 million
	Revenue	$2,768 million	(5)	25%	$2,642 million
	DSO(4)	70 days	(5)	25%	82 days

(1)	Orders utilized for performance metric purposes is calculated as the funded and unfunded net changes to contract values, including exercised and unexercised options as of December 30, 2011. Estimated future task orders under IDIQ contracts are not considered Orders until the task orders are awarded.
(2)	Free cash flow utilized for performance metric purposes is calculated as cash flows from operating activities less property, plant and equipment and purchased software in calendar year 2011.
(3)	This reflects our financial results for the period from April 1, 2010 (Inception) through December 31, 2010.
(4)	DSO utilized for performance metric purposes is calculated as the average monthly DSO calendar year 2010 and can differ from DSO calculated for financial reporting purposes, as disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above. To satisfy the DSO target, the actual result would have to be 70 days or less.
(5)	This reflects the prorated performance targets for the period from April 1, 2010 (Inception) through December 31, 2010. The Adjusted EBITDA and revenue targets were adjusted for the deconsolidation of GLS.

Long-Term Incentive Compensation Plan

For the year ended December 30, 2011 we did not implement a long-term incentive plan. It is our intent to develop and implement a plan during calendar year 2012.

Savings Plan

Each NEO is eligible to participate in our tax-qualified 401(k) plan on the same basis as all other eligible employees. We provide a Company matching contribution under the 401(k) plan on a non-discriminatory basis. The matching contributions paid by us on behalf of our NEOs are reflected in column (g) of the Summary Compensation Table. Details of the plan are discussed in Note 6 to the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Form 10-K.

Perquisites and Other Personal Benefits

We maintain group medical and dental insurance, accidental death insurance and disability insurance programs for our employees, as well as customary vacation and other similar employee benefits. The NEOs are eligible to participate in these programs on the same basis as our other U.S.-based salaried employees.

Our Compensation Committee adopted an Executive Benefits Plan for designated executives effective January 1, 2008, including our NEOs, under which they are reimbursed up to $15,000 per year in the aggregate for annual physical examinations not covered by our group health plans, as well as personal income tax services and estate planning services. Payments under the Executive Benefits Plan are grossed up to compensate for income taxes on the payments. For the year ended December 30, 2011 and for the period from April 1, 2010 (Inception) through December 31, 2010, payments in the aggregate tax adjusted amount of $53,772 and $41,207, respectively, were made to our NEOs under this plan and are reflected in column (g) of the Summary Compensation Table.

The cost we incurred in providing term life insurance benefits to each of our NEOs is reflected in column (g) of the “- Summary Compensation Table” below. This benefit is generally available to most U.S.-based non-union employees.

Messrs. Gaffney, Schorer and Ruffolo are provided with a special travel accident policy with a benefit payout amount of $5,000,000 for each NEO. The annual premium for each NEO is $31,086. Each NEO’s respective taxable share of the premium for such insurance is reflected in column (g) of the “- Summary Compensation Table” below. In addition, Mr. Gaffney has been provided with a $12,500,000 life insurance policy.

Employment Agreements and Post Employment Benefits

Our Compensation Committee believes it generally to be in our best interests to design compensation programs that: (i) assist us in attracting and retaining qualified executive officers; (ii) provide certainty about the consequences of terminating certain executive officers’ employment; and (iii) most importantly, protect us by obtaining post-termination covenants. All our NEOs, except Mr. Ruffolo, have employment agreements.

Tax Implications of Executive Compensation

Section 162(m) of the U.S. Internal Revenue Code of 1986, as amended (“Section 162(m)”), limits the deduction for a publicly held corporation for otherwise deductible compensation to any “covered employee” to $1,000,000 per year. As described above in Note 1 to the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Form 10-K, DynCorp International’s stock is not publicly traded. As of December 30, 2011, the Company is not a publicly held corporation; therefore Section 162(m) is not applicable to the Company.

NEOs Compensation on an Individualized Basis

The following paragraphs describe the manner in which our Compensation Committee determined the specified amount of each element of compensation for NEOs on an individualized basis for the year ended December 30, 2011. Actual compensation under the MIP may differ from targeted compensation based on the achievement of Company annual financial performance metrics or through discretionary action by our Compensation Committee. See the “- Base Salary” and “- Incentive Bonus Compensation,” for general discussion on the compensation elements discussed below. Other compensation, including 401(k) matching, professional fees reimbursement and related benefits generally available to all domestic employees, are provided to the NEOs, but are not a significant portion of their compensation. During calendar year 2011, our review cycle for base salary increases occurred during June to August based on performance during calendar year 2010. Going forward our review cycle will occur during January to March. Therefore, if an NEO joined the Company during calendar year 2010 he did not receive a merit increase during calendar year 2011.

Mr. Gaffney’s annual base salary remained at $2,000,000 compared to calendar year 2010 as per his employment contract. Mr. Gaffney was eligible through our MIP program to earn target annual incentive bonus compensation of 130% of his salary, with the opportunity to earn up to 200% of his base salary if certain performance levels, as noted under “Incentive Bonus Compensation” above, were achieved. The performance adjusted bonus percentage achieved as of December 30, 2011, was 163%, which would have provided for MIP compensation of $4,238,000 for Mr. Gaffney, however, as noted in Mr. Gaffney’s employment agreement, the maximum amount to be paid to Mr. Gaffney, as it relates to bonus payouts, is up to 200% of his base salary or $4,000,000. Due to the achievement of the Company’s financial performance criteria, Mr. Gaffney’s actual MIP compensation was $4,000,000 compared to his MIP target amount of $2,600,000, for the year ended December 30, 2011. Mr. Gaffney did not receive any equity-based compensation for the year ended December 30, 2011. The Board intends to grant Mr. Gaffney equity awards under a planned long-term incentive compensation program at a future date, as set forth in his employment agreement.

Mr. Kansky annual base salary remained at $600,000 compared to calendar year 2010. As Mr. Kansky joined the company on August 1, 2010, based on the aforementioned, he did not receive a base salary increase during the year ended December 30, 2011. Mr. Kansky was eligible, through our MIP program, to earn a target annual incentive bonus compensation of 100%, with the opportunity to earn up to 200% of his base salary if certain performance levels, as noted under “Incentive Bonus Compensation” above, were achieved. The performance adjusted bonus percentage achieved as of December 30, 2011, was 163% which would have provided for MIP compensation of $978,000 for Mr. Kansky, however, due to the achievement of the Company’s financial performance criteria, the Compensation Committee exercised discretion and adjusted the incentive bonus compensation under the MIP for Mr. Kansky as a result of his significant leadership in driving results and management of the financial assets of the Company. Mr. Kansky’s actual MIP compensation was $1,200,000. The Board intends to grant Mr. Kansky equity awards under a planned long-term incentive compensation program at a future date.

Mr. Schorer’s annual base salary remained at $600,000 compared to calendar year 2010. In recognition of his promotion to President of the Company, Mr. Schorer received an increase in his base salary in November 2010; as such, he did not receive a base salary increase during the year ended December 30, 2011. Mr. Schorer was eligible through our MIP program to earn target annual incentive bonus compensation of 85%, with the opportunity to earn up to 170% of his base salary if certain performance levels, as noted under “Incentive Bonus Compensation” above, were achieved. Due to the achievement of the Company’s financial performance criteria, the bonus percentage achieved as of December 30, 2011, was 163% which provided for actual MIP compensation of $832,320 compared to the MIP target amount of $510,000 for the year ended December 30, 2011. The Board intends to grant Mr. Schorer equity awards under a planned long-term incentive compensation program at a future date.

Mr. Nixon’s base salary increased approximately 17.9% to $500,000 compared to calendar year 2010. This increase was approved by the Compensation Committee and the CEO after analysis of Mr. Nixon’s support to the Company’s strategy and legal compliance, and competitive pay in peer companies. Mr. Nixon was eligible through our MIP program to earn target annual incentive bonus compensation of 100%, with the opportunity to earn up to 200% of his base salary if certain performance levels, as noted under “Incentive Bonus Compensation” above, were achieved. Due to the achievement of the Company’s financial performance criteria, the bonus percentage achieved as of December 30, 2011, was 163% which provided for actual MIP compensation of $816,000 compared to his MIP target amount of $500,000 for the year ended December 30, 2011. The Board intends to grant Mr. Nixon equity awards under a planned long-term incentive compensation program at a future date.

Mr. Ruffolo’s annual base salary was $360,000 for the year ended December 30, 2011. Mr. Ruffolo was eligible through our MIP program to earn target annual incentive bonus compensation of 50% with the opportunity to earn up to 100% of his base salary if certain performance levels, as noted under “Incentive Bonus Compensation” above, were achieved. Due to the achievement of the Company’s financial performance criteria, the bonus percentage achieved as of December 30, 2011, was 163% which provided for actual MIP compensation of $293,800 compared to his MIP target amount of $180,000 for the year ended December 30, 2011. In addition, Mr. Ruffolo received two payments totaling $225,000 which represented sign-on bonuses earned and paid during the year ended December 30, 2011. The Board intends to grant Mr. Ruffolo equity awards under a planned long-term incentive compensation program at a future date.

RISK MANAGEMENT IMPLICATIONS OF EXECUTIVE COMPENSATION

In connection with its oversight of compensation related risks, our Compensation Committee and management annually evaluates whether our Company’s compensation policies and practices create risks that are reasonably likely to have a material adverse effect on our Company. Our compensation (base salary or management incentive plan bonus compensation) is driven by either the passage of time (based on salaries established through market studies) or by a narrow set of performance metrics: (i) Adjusted EBITDA; (ii) orders; and (iii) free cash flow. Compensation based on the passage of time does not create risk-taking incentives. Therefore, we have focused our consideration of risk and rewards on the compensation driven by the three performance metrics.

The structure of our incentive bonus program, which is based on three performance metrics, mitigates risks by avoiding employees placing undue emphasis on any particular performance metric at the expense of other aspects of our business. We believe our performance measures are well aligned with creating long-term value and do not create an incentive for excessive risk taking or unusual pressure on any single operating segment. Furthermore, our compensation policies and practices are consistent throughout the organization. Based on this evaluation, our Compensation Committee determined that our compensation programs do not encourage risk taking that is reasonably likely to have a material adverse effect on the Company.

COMPENSATION COMMITTEE REPORT

Our Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the board of directors that the Compensation Disclosure and Analysis be included in this Report.

The Compensation Committee:

Brett Ingersoll, Chairman

General John Tilelli (USA Ret.)

General Michael Hagee (USMC Ret.)

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information regarding compensation for the calendar year 2011, calendar year 2010 and fiscal year 2010 awarded to, earned by or paid to our NEOs. Calendar year 2010 reflects compensation for the nine month period beginning April 1, 2010 (inception) and ended on December 31, 2010.

Name and Principal Position	Calendar/ Fiscal Year		Salary ($)	Bonus ($)		Stock (Equity) Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	All Other Compensation ($) (3)	Total ($)

(a)	(b)		(c)	(d)		(e)	(f)	(g)	(h)

Steven F. Gaffney (4) President & Chief Executive Officer	2011		2,000,000	—		—	4,000,000	582,399	6,582,399
	2010	(5)	726,696	—		—	1,000,000	32,603	1,759,299

William T. Kansky (4) Senior Vice President, Chief Financial Officer	2011		600,000	—		—	1,200,000	32,709	1,832,709
	2010	(5)	242,308	—		—	600,000	7,073	849,381

Steven T. Schorer President	2011		600,000	—		—	832,320	111,892	1,544,212
	2010	(5)	394,790	—		63,076	305,000	21,636	784,502
	2010	(6)	440,742	—		1,229,900	405,300	23,340	2,099,282

Gregory S. Nixon (4) Senior Vice President, General Counsel and Corporate Secretary	2011		485,677	—		—	816,000	43,847	1,345,524
	2010	(5)	315,477	500,000		53,119	375,000	14,418	1,258,014

Joseph Ruffolo Jr.(4) Senior Vice President & Chief of Staff	2011		360,000	225,000	(7)	—	293,800	87,578	966,378

(1)	The amounts reported in column (e) relating to service-based restricted stock units (“RSUs”) represents the aggregate grant date fair value of awards computed in accordance with FASB Accounting Standards Codification (“ASC”) 718, Compensation-Stock Compensation, (formerly SFAS 123(R)). The amount reported in column (e) relating to performance-based RSUs represents the aggregate grant date estimate of compensation costs to be recognized over the service period, excluding the effect of forfeitures with respect to performance awards. All equity-based awards vested and settled during calendar year 2010. There were no equity-based awards granted during calendar year 2011. Assumptions used in the calculation of the prior years’ awards are discussed in Note 10 of the DynCorp International consolidated financial statements included elsewhere in this Form 10-K.
(2)	The amounts reported in column (f) represent cash bonuses that were earned for the year ended December 30, 2011, calendar year 2010 and in fiscal year 2010 pursuant to our MIP, which is discussed above under the heading “- Incentive Bonus Compensation.” Bonuses for fiscal year 2010 were paid out on June 10, 2010. The bonuses earned for calendar year 2010 were paid on March 14, 2011. The bonuses earned for the year ended December 30, 2011 were paid on March 14, 2012.
(3)	The amount of each component of All Other Compensation reported in column (g) for each NEO is set forth in the “- All Other Compensation” table below.
(4)	Information is not included for Mr. Nixon for the period prior to the year he became an NEO. Information is not included for Messrs. Gaffney, Kansky and Ruffolo for the period prior to their employment with the Company.
(5)	Amounts represent the calendar year 2010 compensation for the period from April 1, 2010 (Inception) through December 31, 2010.
(6)	Amounts represent compensation for the fiscal year ended April 2, 2010.
(7)	Amount represents sign-on bonuses earned and paid to Mr. Ruffolo during calendar year 2011. See “- NEOs Compensation on an Individualized Basis” above for further discussion.

All Other Compensation

The following table outlines perquisites and personal benefits provided to our NEOs in calendar year 2011, calendar year 2010 and fiscal year 2010. Calendar year 2010 reflects compensation for the nine month period beginning April 1, 2010 (inception) and ended on December 31, 2010.

Name	Calendar/ Fiscal Year		401(k) Matching Contributions ($) (1)	Severance ($)	Professional Fees and Reimbursements ($)	Taxable Relocation ($)	Cost of Insurance Policies ($) (2)	Total Other Compensation ($)
Mr. Gaffney(3)	2011		—	—	40,305	416,223	125,871	582,399
	2010	(4)	—	—	—	—	32,603	32,603
Mr. Kansky(3)	2011		10,050	—	—	—	22,659	32,709
	2010	(4)	—	—	—	—	7,073	7,073
Mr. Schorer	2011		10,050	—	57,210	—	44,632	111,892
	2010	(4)	8,824	—	—	—	12,812	21,636
	2010	(5)	1,227	—	5,214	—	16,899	23,340
Mr. Nixon (3)	2011		8,250	—	14,472	—	21,125	43,847
	2010	(4)	2,635	—	—	—	11,783	14,418
Mr. Ruffolo(3)	2011		11,100	—	17,251	22,013	37,214	87,578

(1)	The Company matches up to $10,700 per calendar year. If an executive is matched for more than $10,700 in any given calendar year, the overage would be clawed back in the following calendar year.
(2)	Represents the cost of Company-paid term-life insurance policies for our NEOs and our NEOs’ share of premiums for business travel accident policies, including tax gross-up amounts paid to our NEO. In 2011, the total value of medical insurance premiums paid for Mr. Gaffney, Mr. Kansky, Mr. Schorer and Mr. Nixon was $12,805, respectively. The total value of short term disability insurance premiums paid for Mr. Gaffney was $14,538. The total value of executive life insurance paid for Mr. Gaffney, Mr. Schorer and Mr. Ruffolo was $91,280, $21,986 and $21,986, respectively.
(3)	Information is not included for Mr. Nixon for the period prior to the year he became an NEO. Information is not included for Messrs. Gaffney, Kansky and Ruffolo for the period prior to their employment with the Company.
(4)	This represents the calendar year 2010 compensation for the period from April 1, 2010 (Inception) through December 31, 2010.
(5)	Amounts represent compensation for the fiscal year ended April 2, 2010.

Grants of Plan-Based Awards in Calendar Year 2011

In connection with the Merger on July 7, 2010, all outstanding equity awards were vested and paid. There were no equity awards granted to our NEOs during calendar year 2011. See discussion in Note 10 to the DynCorp International’s consolidated financial statements included elsewhere in this Form 10-K.

Employment Agreements

We have employment agreements with Messrs. Gaffney, Schorer, Kansky and Nixon.

The initial term of the employment agreement is four years for Mr. Gaffney. The remaining term of Mr. Gaffney’s employment agreement is approximately two and a half years. There is no length of time associated with Messrs. Schorer, Kansky or Nixon’s employment agreements.

The employment agreements establish initial minimum salaries and annual incentive compensation targets for each of the covered NEOs. See the “- Incentive Bonus Compensation” section for the calendar year 2011 base salary and target bonus amounts.

Pursuant to his employment agreement, Mr. Gaffney has agreed that he will not for a period of two years following termination of his employment (a) solicit, for purposes of marketing, selling or providing services or products thereto, any party which was a customer of ours during the year prior to his termination or was a targeted customer at the time of termination or (b) solicit for employment any person who was an employee of ours during the year prior to his termination or directly or indirectly solicit or induce a current employee. Furthermore, during this non-compete period or one year following normal expiration of the term of his employment agreement, he will not organize, establish, own, operate, act as a consultant or advisor to, render services for or otherwise assist any person or entity that has derived 15 percent or more of its annual revenue performing services that are competitive to the Company.

Pursuant to the employment agreements of Messrs. Schorer and Nixon, each such NEO has agreed that, during the term of the employment agreement and for a period of one year following the termination of the agreement, he will not employ or solicit for employment any current or former employees of our Company. As of the date of this Annual Report on Form 10-K, Mr. Kansky had no noncompete agreement with the Company.

Furthermore, NEOs may not disclose any confidential information to any person or entity, unless required by law. In addition, under the terms of the employment agreements, we have agreed to indemnify the NEOs against any claims or liabilities relating to our NEOs’ services to us, to the extent permitted by applicable law, and to pay for counsel for our NEOs’ defense.

The NEOs’ employment agreements provide for payments in connection with certain terminations of employment. A description of the payments and benefits each NEO receives upon termination of employment is provided below in “- Other Potential Post-Employment Payments.”

Outstanding Equity Awards at December 30, 2011

In connection with the Merger on July 7, 2010, all outstanding equity awards were vested and paid. As of December 30, 2011 there were no equity awards outstanding. See discussion in Note 10 to the DynCorp International’s consolidated financial statements included elsewhere in this Form 10-K.

Option Exercises and Stock Vested in Calendar Year 2011

In connection with the Merger on July 7, 2010, all outstanding equity awards were vested and paid. There were no stock options exercised or stock vested during the year ended December 30, 2011. See discussion in Note 10 to the DynCorp International’s consolidated financial statements included elsewhere in this Form 10-K.

Pension Benefits and Nonqualified Deferred Compensation

None of our NEOs participates in any defined benefit pension plan contributed to by the Company. None of our NEOs participates in any nonqualified deferred compensation plan sponsored by the Company.

Other Potential Post-Employment Payments

The following section describes the payments and benefits that would be provided to our NEOs in connection with any termination of employment, including resignation, involuntary termination, death, retirement, disability or a change in control to the extent occurring on December 30, 2011. However, the amount that would actually be paid under each circumstance can only be determined at the time of termination of employment. The assumptions and methodologies that were used to calculate the amounts paid upon a termination of employment are set forth at the end of this section. Definitions are included below in the “- Material Terms Defined.”

Payments Made Upon Certain Terminations

In the event Mr. Gaffney is terminated by us without Cause or due to the Company’s non-renewal of his employment term, we would provide him with the following payments and benefits:

•	a payment for the accrued but unpaid base salary to the date of termination and any employee benefits he is entitled to receive pursuant to the employee benefits plans of the Company;

•	a payment for accrued unused vacation days, payable in accordance with Company policy;

•

a payment equal to two times the sum of his then current base salary plus his target bonus amount for the year of termination, payable in 24 monthly installments during the two years following termination;

•	a payment equal to the unpaid portion of his incentive compensation, if any, relating to any year prior to the fiscal year of his termination;

•	continued vesting of his equity awards, if applicable, for the remainder of the fiscal year of termination;

•

reimbursement for the cost of continued medical coverage for the same portion of his Consolidated Omnibus Budget Reconciliation Act (“COBRA”) health insurance premium that we paid during his employment, until the earlier of either the last day of his COBRA health insurance benefits or the date on which he becomes covered under any other group health plan; and

•	outplacement services commensurate with his rank.

In the event that Mr. Kansky is terminated by us without Cause, we would provide him with a payment equal to two times his base salary plus the target annual bonus amount in effect at the time of termination. In addition, we would provide Mr. Kansky with the following payments:

•	a payment for the accrued but unpaid base salary to the date of termination and any employee benefits he is entitled to receive pursuant to the employee benefits plans of the Company; and

•	a payment for accrued unused vacation days, payable in accordance with Company policy.

In the event that either Mr. Schorer or Mr. Nixon is terminated by us without Cause or employee voluntarily terminates his employment for Good Cause, we would provide such NEO with the following payments and benefits:

•	a payment equal to such NEO’s salary earned through the date of termination or resignation;

•	a payment for any accrued vacation benefits;

•	a payment equal to two times such NEO’s base salary in effect at the time of termination; and

•	a payment equal to the pro-rated portion of such NEO’s MIP bonus.

In the event that Mr. Ruffolo is terminated by us for any reason, with or without Cause, or voluntarily terminates his employment for any reason, we would provide Mr. Ruffolo with the following payments and benefits:

•	a payment equal to such NEO’s salary earned through the date of termination or resignation; and

•	a payment for any accrued vacation benefits.

Payments Made Upon Retirement, Death, Disability, or Complete Disability

Mr. Gaffney’s employment agreement provides that, if his employment is terminated by reason of Disability, he will receive a payment equal to (a) the accrued but unpaid base salary to the date of termination and any employee benefits he is entitled to receive pursuant to the employee benefit plans of the Company, plus (b) accrued unused vacation days, plus (c) two times the sum of his then current base salary plus his target bonus amount for the year of termination, payable in 24 monthly installments during the two years following termination, plus (d) the unpaid portion of his incentive compensation, if any, relating to any year prior to the fiscal year of his termination, plus (e) continued vesting of his equity awards, if applicable, for the remainder of the fiscal year of such termination, plus (f) reimbursement for the cost of continued medical coverage for the same portion of his COBRA health insurance premium that we paid during his employment, until the earlier of either the last day of his COBRA health insurance benefits or the date on which he becomes covered under any other group health plan.

Mr. Gaffney’s employment agreement provides that, if his employment is terminated by reason of death, he will receive a payment equal to (a) the accrued but unpaid base salary to the date of termination and any employee benefits he is entitled to receive pursuant to the employee benefit plans of the Company, plus (b) all appropriate business expenses, incurred by him in connection with his duties under his employment agreement, incurred but not yet reimbursed, plus (c) benefits under his life insurance policy. In addition, his equity awards will continue to vest for the remainder of the fiscal year of termination.

The employment agreements of Messrs. Schorer and Nixon provide that, if their employment is terminated by reason of ,death or Complete Disability, they will receive the following payments and benefits:

•	a payment equal to the pro-rated portion of such NEO’s incentive compensation that would be payable based on our projected performance through the termination date; and

•	the right to exercise any vested stock options or other rights based upon the appreciation in value of our stock, if applicable.

As of the date of this Annual Report on Form 10-K, Mr. Kansky had no noncompete agreement with the Company; as such he is not covered in the event of Retirement, death, or Complete Disability. Furthermore, Mr. Kansky is not covered for health insurance in the event of an involuntary termination without Cause or voluntary termination for Good Cause. Mr. Ruffolo is not entitled to retirement, death, disability, or complete disability benefits.

Payments Made Upon Involuntary Termination for Cause, Voluntary Termination without Good Cause, or a Change in Control

The NEOs are not entitled to any payments or benefits (other than accrued but unpaid compensation and benefits) in the event of an involuntary termination for Cause, voluntary termination without Good Cause, or a change in control.

Approximation of Other Potential Post-Employment Payments for Messrs. Gaffney, Schorer, Kansky and Nixon

This section quantifies the potential payments and benefits that would have been paid to Messrs. Gaffney, Schorer, Kansky and Nixon upon a termination of their employment occurring on December 30, 2011. If they were terminated involuntarily without Cause or voluntarily terminated for Good Cause, they would receive cash severance payments equal to

$9,200,000, $1,710,000, $1,800,000 and $1,500,000, respectively. These amounts include a full termination year bonus, at target, for Mr. Schorer and Mr. Nixon. Mr. Ruffolo is not entitled to any other post-employment payment, other than the payments noted under “Payments Made Upon Certain Terminations.”

The cost of reimbursing Messrs. Gaffney, Schorer and Nixon for health insurance in the event of an involuntary termination without Cause or voluntary termination for Good Cause is approximately $12,000 to $17,000 per executive.

In the event of death, or Permanent Disability, Messrs. Schorer and Nixon would receive pro-rated bonuses based on performance through the termination date up to $510,000 and $500,000, respectively. In the event of death, Mr. Gaffney’s estate would receive cash payments equal to his accrued benefits and any benefits under his life insurance policy, discussed above under “Perquisites and Other Personal Benefits.” In addition, Mr. Gaffney’s unvested equity awards, if any, would continue to vest for the remainder of the fiscal year of his death. In the event of Disability Mr. Gaffney would receive cash severance payments equal to $9,200,000.

Material Terms Defined

“Cause” generally means: (a) the willful and continued failure by the executive to substantially perform his duties with the operating company (other than any such failure resulting from his incapacity due to physical or mental illness, injury or disability), after a written demand for substantial performance is delivered to him by the Board that identifies, in reasonable detail, the manner in which the Board believes that the executive has not substantially performed his duties in good faith, and he fails to cure the matter if curable; (b) the willful engaging by the executive in conduct that causes material harm to the operating company, monetarily or otherwise; (c) the executive’s conviction of a felony arising from conduct during the term of his employment agreement (or in Mr. Gaffney’s agreement, any felony); or (d) the executive’s willful malfeasance or willful misconduct in connection with executive’s duties. Mr. Gaffney’s agreement has a definition of Cause that includes his willful and intentional dishonesty resulting or intending to result in personal gain at the Company’s expense, and a material breach of his employment agreement is not cured.

“Good Cause” generally means any of the following actions taken by the operating company or any subsidiary that employs the executive: (a) assignment to the executive of duties that are materially inconsistent with his status as a senior executive or which represent a substantial diminution of his duties or responsibilities in the operating company; (b) reduction of the executive’s base salary, except in connection with an across-the-board salary reduction for all executives; (c) a failure by the operating company to pay any of the executive’s compensation in accordance with the operating company’s policy; (d) change of the executive’s title; (e) material relocation of Executive’s place of business; (f) failure to comply with the obligations of the operating company pursuant to the executive’s employment agreement or (g) failure of a succesor to assume and perform the obligations under such employment agreement. Such actions are generally subject to a right of cure within 30 days after receipt of notice of such actions from the executive.

“Disability” is defined in Mr. Gaffney’s and Mr.Nixon’s agreement as the determination by the Company, its subsidiaries or affiliates that, as a result of a permanent physical or mental injury or illness, the executive has been unable to perform the essential functions of his job with or without reasonable accommodation for (a) 120 consecutive days or (b) a period of 180 days in any 12-month period.

Material Conditions to Receipt of Post-Employment Payments

The receipt of payments and benefits (other than accrued but unpaid compensation and vacation) to the executives upon a termination of employment is conditioned on the executive furnishing to the operating company an executed copy of a waiver and release of claims.

Methodologies and Assumptions Used for Calculating Other Potential Post-Employment Payments

The following assumptions and methodologies were used to calculate the post-employment payments and benefits described above assuming each NEO’s termination as of December 30, 2011.

The prorated incentive compensation severance amounts payable upon involuntary termination without Cause, voluntary termination for Good Cause, Retirement, death and Disability or Complete Disability reported above under the heading “- Approximation of Other Potential Post-Employment Payments for Messrs. Kansky, Schorer and Nixon” assume that our projected performance will be at target.

DIRECTOR COMPENSATION

General

The Company has historically used a combination of cash and equity-based compensation to attract and retain qualified candidates to serve on the Board. In setting director compensation, the Board considers the significant amount of time that directors expend in fulfilling their duties as well as the skill-level required. The following information relates to the compensation of the directors for calendar year 2011.

In connection with the Merger on July 7, 2010, all outstanding equity awards were vested and paid. There were no equity awards granted to our directors during calendar year 2011. See discussion in Note 10 to the DynCorp International’s consolidated financial statements included elsewhere in this Form 10-K. During calendar year 2011 we did not implement a long-term incentive plan. It is our intent to develop and implement a plan during calendar year 2012 which will include grants to our Board of Directors.

Board Retainer and Fees

Directors who were not affiliates of Cerberus or officers or employees of the Company received an annual retainer of $75,000, payable quarterly in arrears.

Committee Fees

The Chairman of the Audit Committee received an annual fee of $15,000, payable quarterly in arrears. The members who were not affiliates of Cerberus received an annual fee of $10,000, payable quarterly in arrears.

The Chairman of the Compliance and Risk Committee received an annual fee of $15,000, payable quarterly in arrears. The members who were not affiliates of Cerberus received an annual fee of $10,000, payable quarterly in arrears.

The nonaffiliated member of our Compensation Committee received an annual fee of $10,000, payable quarterly in arrears.

Director Compensation in Calendar Year 2011

The following table sets forth certain information with respect to the compensation we paid to our directors during calendar year 2011.

DIRECTOR COMPENSATION TABLE

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock (Equity) Awards ($) (1) (c)	All Other Compensation ($) (d)	Total ($) (e)
Steven F. Gaffney (2)	—	—	—	—
William L. Ballhaus(3)	85,000	—	—	85,000
General Michael Hagee (USMC Ret.)	110,000	—	—	110,000
Brett Ingersoll (4)	—	—	—	—
General John Tilelli (USA Ret.)	110,000	—	—	110,000

(1)	There were no stock awards granted to the Company’s directors for their service as directors during calendar year 2011 and there were no stock awards outstanding as of December 30, 2011.
(2)	Mr. Gaffney, as Chief Executive Officer, is not paid by the Company for his services as a director.
(3)	Mr. Ballhaus resigned from the Board and the Compliance and Risk Committee on August 25, 2011.
(4)	Mr. Ingersoll is a principal of Cerberus Capital Management, L.P. (“Cerberus”) which owns 100% of the Company. As a Cerberus executive, he is not paid by the Company for his services as a director or member of the committees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

All of DynCorp International Inc.’s issued and outstanding common stock is owned by the Company, and all of the Company’s issued and outstanding common stock is owned by our parent, DefCo Holdings, Inc. (“Holdings”). The following table sets forth information regarding the beneficial ownership of Holdings’ common stock as of March 6, 2012 by (i) each person known to beneficially own more than 5% of the common stock of Holdings, (ii) each of our named executive officers, (iii) each member of our Board of Directors and (iv) all of our executive officers and members of our Board of Directors as a group. At March 6, 2012, there were approximately 100 shares of common stock of Holdings outstanding.

The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest.

The persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

Name and Address of Beneficial Owner	Amount	Percent of Class
5% Beneficial Owners:
Stephen Feinberg (1) c/o Cerberus Capital Management, L.P. 299 Park Avenue, 22nd Floor New York, NY 10171	100	100%

Directors and Named Executive Officers:
Steven F. Gaffney	—	—
General Michael Hagee (USMC Ret.)	—	—
Brett Ingersoll	—	—
General John Tilelli (USA Ret.)	—	—
William T. Kansky	—	—
Steven T. Schorer
Gregory S. Nixon	—	—
Joseph Ruffolo, Jr.	—	—

All Directors and Executive Officers as a Group (9 persons)	—	—

(1)	Funds and/or managed accounts that are affiliates of Cerberus own 100% of the common stock of the Company. Stephen Feinberg exercises voting and investment authority over all of such securities owned by affiliates of Cerberus. Thus, pursuant to Rule 13d-3 under the Exchange Act of 1934, as amended (the “Exchange Act”), Stephen Feinberg is deemed to beneficially own 100% of the common stock of the Company. The address for Mr. Feinberg is c/o Cerberus Capital Management, L.P., 299 Park Avenue, New York, NY 10171.

ITEM 13.	CERTAIN RELATIONSHIPS AND, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

Since January 1, 2011, we have entered into certain transactions, summarized below, that exceeded $120,000 in amount and in which our related persons—in general, our directors, executive officers and their immediate family members—had or would have a direct or indirect material interest.

Under the COAC Agreement between us and Cerberus, established at the time the Company was acquired by affiliates of Cerberus, we pay Cerberus consulting fees to provide us with reasonably requested business advisory services. Mr. Ingersoll is a Cerberus employee. The Company paid a total of $1,913,385 and $690,864, in consulting fees for the year ended December 30, 2011 and the period between July 7, 2010 and December 31, 2010, respectively. For additional information on the COAC Agreement, see Note 12 to the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Form 10-K.

Our Controls for Approving Transactions with Related Persons

Any material transaction involving our directors, nominees for director, executive officers and their immediate family members (“related persons”) and the Company or an affiliate of the Company is reviewed and approved by the Chief Executive Officer and Chairman of the Board, following consultation with the Compliance and Risk Committee, who determines whether the transaction is in the best interests of the Company.

Director Independence

Pursuant to our corporate governance guidelines, the rules of the NYSE provide that a director must have no material relationship, directly or as a partner, shareholder or officer of an organization that has a relationship with us, in order to be an “independent director.” The rules of the NYSE further require that all companies listing common equity securities must have a majority of independent directors and the members of the audit committee, compensation committee, and nominating/corporate governance committee must be independent, with certain exceptions. “Controlled Companies” is one of the exceptions in which more than 50% of the voting power of the company is held by another company. Cerberus owns more than 50% of the Company; as such, we are a “controlled company” under the NYSE rules. Therefore, under the NYSE rules, we are not subject to the requirements that a majority of the Board be composed of independent directors or that all the members of the Audit Committee, Compliance and Risk Committee and the Compensation Committee be independent. In accordance with our Corporate Governance Guidelines, Members of the Audit Committee who are determined by the Board to be independent, if any, within the meaning of our Corporate Governance Guidelines must satisfy the requirements of the NYSE.

The rules of the NYSE provide that a director serving on the audit committee must not have any material relationship, directly or as a partner, shareholder or officer of an organization that has a relationship with us in order to be an “independent director.” Based on written submissions by the directors, the Board has determined that the following directors do not have any material relationship with us other than their roles as directors and therefore are “independent” under the NYSE rules.

Independent Directors:

General John Tilelli (USA Ret.)

General Michael Hagee (USMC Ret.)

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table presents the fees billed by Deloitte & Touche LLP, our independent auditors, for calendar year 2011 and for the period from April 1, 2010 (Inception) through December 31, 2010, for audit, audit-related, tax and other services.

Deloitte & Touche LLP	Calendar Year 2011	April 1, 2010 (Inception) through December 31, 2010
Audit Fees (1)	$2,976,108	$2,130,385
Audit-Related Fees (2)	137,078	320,500
Tax Fees (3)	19,945	20,970
All Other Fees(4)	128,328	—

(1)	Audit fees principally include fees for services related to the annual audit of the consolidated financial statements, reviews of our interim quarterly financial statements and other filings. The calendar year 2011 amount includes $0.8 million for audit fees associated with the restatement of our consolidated statements of operations and cash flows for the fiscal quarter ended July 2, 2010 and fiscal years ended April 2, 2010 and April 3, 2009 and our consolidated balance sheet as of April 2, 2010.
(2)	Audit-related fees principally include those for services related to employee benefit plans, statutory audits and SEC registration statements.
(3)	Tax fees include domestic tax advisory services related to state and local taxes and international tax advisory services principally related to international tax return preparation and employment tax matters.
(4)	All other fees include fees for services related to the Company’s DCAA/DCMA business system review compliance project.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Financial Statements: The following consolidated financial statements and schedules of the Company are included in this report:

Delta Tucker Holdings, Inc.

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Statements of Operations for the year ended December 30, 2011 and for the period from April 1, 2010 (Inception) through December 31, 2010.

•	Consolidated Balance Sheets as of December 30, 2011 and December 31, 2010.

•	Consolidated Statements of Cash Flows for the year ended December 30, 2011 and for the inception period from April 1, 2010 (Inception) through December 31, 2010.

•	Consolidated Statements of Equity for the year ended December 30, 2011 and for the inception period from April 1, 2010 (Inception) through December 31, 2010.

•	Notes to the Consolidated Financial Statements of Delta Tucker Holdings, Inc.

DynCorp International, Inc.

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Statements of Operations for the fiscal quarter ended July 2, 2010 and the fiscal year ended April 2, 2010.

•	Consolidated Balance Sheet as of April 2, 2010.

•	Consolidated Statements of Cash Flows for the fiscal quarter ended July 2, 2010 and the fiscal year ended April 2, 2010.

•	Consolidated Statements of Equity for the fiscal quarter ended July 2, 2010 and the fiscal year ended April 2, 2010.

•	Notes to the Consolidated Financial Statements of DynCorp International, Inc.

(b) Financial Statement Schedules:

•	Schedule I—Condensed Financial Information of Registrant.

•	Schedule II— Valuation and Qualifying Accounts for the year ended December 30, 2011 and for the period from April 1, 2010 (Inception) through December 31, 2010.

(c) Exhibits: The exhibits, which are filed with this Annual Report or which are incorporated herein are set forth in the Exhibit Index.

The following exhibits are attached hereto:

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of April 11, 2010, by and among DynCorp International Inc., Delta Tucker Holdings, Inc. and Delta Tucker Sub, Inc. (incorporated by reference to Exhibit No. 2.1 to DynCorp International Inc.’s Current Report on Form 8-K filed with the SEC on April 12, 2010).

3.1	Certificate of Incorporation of Delta Tucker Holdings, Inc. (incorporated by reference to Exhibit 3.1 to Delta Tucker Holdings, Inc. Registration Statement on Form S-4 (Reg. No. 333-173746) filed with the SEC on April 27, 2010).

3.2	By-laws of Delta Tucker Holdings, Inc. (incorporated by reference to Exhibit 3.2 to Delta Tucker Holdings, Inc. Registration Statement on Form S-4 (Reg. No. 333-173746) filed with the SEC on April 27, 2010).

3.3	Certificate of Incorporation of DynCorp International, Inc. (incorporated by reference to Exhibit 3.1 to DynCorp International Inc.’s Current Report on Form 8-K filed with the SEC on July 8, 2010).

3.4	By-laws of DynCorp International, Inc. (incorporated by reference to Exhibit 3.2 to DynCorp International Inc.’s Current Report on Form 8-K filed with the SEC on July 8, 2010).

3.5	Articles of Incorporation of Casals & Associates, Inc. (incorporated by reference to Exhibit 3.5 to Delta Tucker Holdings, Inc. Registration Statement on Form S-4 (Reg. No. 333-173746) filed with the SEC on April 27, 2010).

3.6	By-laws of Casals & Associates, Inc. (incorporated by reference to Exhibit 3.6 to Delta Tucker Holdings, Inc. Registration Statement on Form S-4 (Reg. No. 333-173746) filed with the SEC on April 27, 2010).

3.7	Certificate of Incorporation of DIV Capital Corporation (incorporated by reference to Exhibit 3.3 to DynCorp International LLC’s Amendment No. 1 to Registration Statement on Form S-4/A (Reg. No. 333-127343) filed with the SEC on September 27, 2005).

3.8	Bylaws of DIV Capital Corporation (incorporated by reference to Exhibit 3.4 to DynCorp International LLC’s Amendment No. 1 to Registration Statement on Form S-4/A (Reg. No. 333-127343) filed with the SEC on September 27, 2005).

3.9	Certificate of Formation of DTS Aviation Services LLC (incorporated by reference to Exhibit 3.11 to DynCorp International LLC’s Amendment No. 1 to Registration Statement on Form S-4/A (Reg. No. 333-127343) filed with the SEC on September 27, 2005).

3.10	Limited Liability Company Operating Agreement of DTS Aviation Services LLC (incorporated by reference to Exhibit 3.12 to DynCorp International LLC’s Amendment No. 1 to Registration Statement on Form S-4/A (Reg. No. 333-127343) filed with the SEC on September 27, 2005).

3.11	Certificate of Formation of DynCorp International LLC (incorporated by reference to Exhibit 3.1 to DynCorp International LLC’s Amendment No. 1 to Registration Statement on Form S-4/A (Reg. No. 333-127343) filed with the SEC on September 27, 2005).

3.12	Amended and Restated Operating Agreement of DynCorp International LLC (incorporated by reference to Exhibit 3.2 to DynCorp International LLC’s Amendment No. 1 to Registration Statement on Form S-4/A (Reg. No. 333-127343) filed with the SEC on September 27, 2005).

3.13	Articles of Organization of Dyn Marine Services of Virginia LLC (incorporated by reference to Exhibit 3.21 to DynCorp International LLC’s Amendment No. 1 to Registration Statement on Form S-4/A (Reg. No. 333-127343) filed with the SEC on September 27, 2005).

3.14	Limited Liability Company Agreement of Dyn Marine Services of Virginia LLC (incorporated by reference to Exhibit 3.22 to DynCorp International LLC’s Amendment No. 1 to Registration Statement on Form S-4/A (Reg. No. 333-127343) filed with the SEC on September 27, 2005).

3.15	Certificate of Formation of DynCorp Aerospace Operations LLC (incorporated by reference to Exhibit 3.13 to DynCorp International LLC’s Amendment No. 1 to Registration Statement on Form S-4/A (Reg. No. 333-127343) filed with the SEC on September 27, 2005).

3.16	Limited Liability Company Agreement of DynCorp Aerospace Operations LLC (incorporated by reference to Exhibit 3.14 to DynCorp International LLC’s Amendment No. 1 to Registration Statement on Form S-4/A (Reg. No. 333-127343) filed with the SEC on September 27, 2005).

3.17	Articles of Organization of DynCorp International Services LLC (incorporated by reference to Exhibit 3.17 to Delta Tucker Holdings, Inc. Registration Statement on Form S-4 (Reg. No. 333-173746) filed with the SEC on April 27, 2010).

3.18	Limited Liability Company Agreement of DynCorp International Services LLC (incorporated by reference to Exhibit 3.18 to Delta Tucker Holdings, Inc. Registration Statement on Form S-4 (Reg. No. 333-173746) filed with the SEC on April 27, 2010).

3.19	Articles of Formation-Conversion of Phoenix Consulting Group, LLC (incorporated by reference to Exhibit 3.19 to Delta Tucker Holdings, Inc. Registration Statement on Form S-4 (Reg. No. 333-173746) filed with the SEC on April 27, 2010).

3.20	Certificate of Formation of Services International LLC (incorporated by reference to Exhibit 3.23 to DynCorp International LLC’s Amendment No. 1 to Registration Statement on Form S-4/A (Reg. No. 333-127343) filed with the SEC on September 27, 2005).

3.21	Limited Liability Company Agreement of Services International LLC (incorporated by reference to Exhibit 3.24 to DynCorp International LLC’s Amendment No. 1 to Registration Statement on Form S-4/A (Reg. No. 333-127343) filed with the SEC on September 27, 2005).

3.22	Certificate of Formation of Worldwide Humanitarian Services LLC (incorporated by reference to Exhibit 3.25 to DynCorp International LLC’s Amendment No. 1 to Registration Statement on Form S-4/A (Reg. No. 333-127343) filed with the SEC on September 27, 2005).

3.23	Amended and Restated Limited Liability Company Agreement of Worldwide Humanitarian Services LLC (incorporated by reference to Exhibit 3.26 to DynCorp International LLC’s Amendment No. 1 to Registration Statement on Form S-4/A (Reg. No. 333-127343) filed with the SEC on September 27, 2005).

3.24	Certificate of Formation of Worldwide Recruiting and Staffing Services LLC (incorporated by reference to Exhibit 3.28 to DynCorp International LLC’s Annual Report on Form 10-K filed with the SEC on June 20, 2007).

3.25	Second Amended and Restated Limited Liability Company Agreement of Worldwide Recruiting and Staffing Services LLC (incorporated by reference to Exhibit 3.29 to DynCorp International LLC’s Annual Report on Form 10-K filed with the SEC on June 20, 2007).

4.1	Indenture dated as of July 7, 2010, among DynCorp International Inc., the guarantors named therein and Wilmington Trust FSB, as trustee, relating to DynCorp International Inc.’s 10.375% Senior Notes due 2017 (incorporated by reference to Exhibit 4.1 to Delta Tucker Holdings, Inc. Registration Statement on Form S-4 (Reg. No. 333-173746) filed with the SEC on April 27, 2010).

4.2	Form of DynCorp International Inc.’s 10.375% Senior Notes due 2017 (included in the Indenture filed as Exhibit 4.1).

10.1	Credit Agreement, dated as of July 7, 2010, among DynCorp International Inc., as borrower, the guarantors party thereto, Bank of America, N.A., as administrative and collateral agent, and the lenders and other agents party thereto (incorporated by reference to Exhibit 10.1 to Delta Tucker Holdings, Inc. Registration Statement on Form S-4 (Reg. No. 333-173746) filed with the SEC on April 27, 2010).

10.2	Security Agreement, dated as of July 7, 2010, among DynCorp International Inc., the other grantors party thereto, and Bank of America, N.A., as collateral agent (incorporated by reference to Exhibit 10.2 to Delta Tucker Holdings, Inc. Registration Statement on Form S-4 (Reg. No. 333-173746) filed with the SEC on April 27, 2010).

10.3	Registration Rights Agreement, dated as of July 7, 2010, among DynCorp International Inc., the guarantors party thereto and the initial purchasers party thereto (incorporated by reference to Exhibit 10.3 to Delta Tucker Holdings, Inc. Registration Statement on Form S-4 (Reg. No. 333-173746) filed with the SEC on April 27, 2010).

10.4	Master Consulting and Advisory Services Agreement, dated as of July 7, 2010, between Cerberus Operations and Advisory Company, LLC and DynCorp International Inc. (incorporated by reference to Exhibit 10.4 to Delta Tucker Holdings, Inc. Registration Statement on Form S-4 (Reg. No. 333-173746) filed with the SEC on April 27, 2010).

10.5	Employment Agreement, effective as of December 22, 2010, between DynCorp International Inc. and Steven F. Gaffney (incorporated by reference to Exhibit 10.5 to Delta Tucker Holdings, Inc. Registration Statement on Form S-4 (Reg. No. 333-173746) filed with the SEC on April 27, 2010).

10.6	Employment Agreement, effective as of August 1, 2010, between DynCorp International Inc. and William T. Kansky (incorporated by reference to Exhibit 10.6 to Delta Tucker Holdings, Inc. Registration Statement on Form S-4 (Reg. No. 333-173746) filed with the SEC on April 27, 2010).

10.7	Employment Agreement, effective as of September 21, 2009, between DynCorp International LLC and Gregory S. Nixon (incorporated by reference to Exhibit 10.7 to Delta Tucker Holdings, Inc. Registration Statement on Form S-4 (Reg. No. 333-173746) filed with the SEC on April 27, 2010).

10.8	Amendment No. 1 to Covenants and Post-Employment Obligations Agreement, effective as of March 9, 2011, between DynCorp International LLC and Gregory S. Nixon (incorporated by reference to Exhibit 10.8 to Delta Tucker Holdings, Inc. Registration Statement on Form S-4 (Reg. No. 333-173746) filed with the SEC on April 27, 2010).

10.9	Employment Agreement, effective as of April 6, 2009, between DynCorp International Inc. and Steven T. Schorer (incorporated by reference to Exhibit 10.26 to DynCorp International Inc.’s Annual Report on Form 10-K filed with the SEC on June 11, 2009).

10.10	Amendment No. 1 to Covenants and Post-Employment Obligations Agreement, effective as of November 22, 2010, between DynCorp International LLC and Steven T. Schorer (incorporated by reference to Exhibit 10.10 to Delta Tucker Holdings, Inc. Registration Statement on Form S-4 (Reg. No. 333-173746) filed with the SEC on April 27, 2010).

10.14	Employment Agreement, effective as of December 29, 2008, between DynCorp International LLC and Anthony Smeraglinolo (incorporated by reference to Exhibit 10.1 to DynCorp International Inc.’s Quarterly Report on Form 10-Q filed with the SEC on February 11, 2009).

10.18	Logistics Civil Augmentation Program contract (incorporated by reference to Exhibit 10.18 to Delta Tucker Holdings, Inc. Registration Statement on Form S-4 (Reg. No. 333-173746) filed with the SEC on April 27, 2010).

10.19	Amendment No. 1, dated as of January 21, 2011, to the Credit Agreement, dated as of July 7, 2010, among DynCorp International Inc., Delta Tucker Holdings, Inc., The subsidiary guarantors party thereto, The lenders from time to time party thereto and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to Delta Tucker Holding’s Quarterly Report on Form 10-Q filed with the SEC on August 15, 2011).

10.20	Amendment No. 2, dated as of August 10, 2011, to the Credit Agreement, dated as of July 7, 2010, among DynCorp International Inc., Delta Tucker Holdings, Inc., the subsidiary guarantors party thereto, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to Delta Tucker Holding’s Current Report on Form 8-K filed with the SEC on August 12, 2011.)

21.1*	List of subsidiaries of Delta Tucker Holdings, Inc.

31.1*	Certification of the Chief Executive Officer of Delta Tucker Holdings, Inc. pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer of Delta Tucker Holdings, Inc. pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS XBRL**	Instance document

101.SCH XBRL**	Taxonomy Extension Schema

101.CAL XBRL**	Taxonomy Extension Calculation Linkbase

101.DEF XBRL**	Taxonomy Extension Definition Linkbase

101.LAB XBRL**	Taxonomy Extension Labels Linkbase

101.PRE XBRL**	Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these data files are deemed not filed and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELTA TUCKER HOLDINGS, INC.

/s/ Steven F. Gaffney
Steven F. Gaffney Chairman of the Board and Chief Executive Officer

Date: April 9, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven F. Gaffney Steven F. Gaffney	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	April 9, 2012

/s/ William T. Kansky William T. Kansky	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 9, 2012

/s/ General Michael Hagee General Michael Hagee (USMC Ret.)	Director	April 9, 2012

/s/ Brett Ingersoll Brett Ingersoll	Director	April 9, 2012

/s/ General John Tilelli General John Tilelli (USA Ret.)	Director	April 9, 2012