Form 10-Q
period 2012-03-30
Delta Tucker Holdings, Inc.
filed 2012-05-14
CIK 1514226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2012

or

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

As of May 14, 2012 the registrant had 100 shares of its Class A common stock outstanding.

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

•

changes in the demand for services that we provide or work awarded under our contracts, including without limitation, the Civilian Police (“CivPol”), International Narcotics and Law Enforcement (“INL”), Worldwide Protective Services (“WPS”), Afghanistan Ministry of Defense Program (“AMDP”), Contract Field Teams (“CFT”) and Logistics Civil Augmentation Program (“LOGCAP IV”) contracts;

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

•

statements covering our business strategy, those described in “Item 1A. Risk Factors” of this Quarterly Report and under “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 30, 2011 filed with the Securities and Exchange Commission (“SEC”) on April 9, 2012 (“2011 Annual Report”) and other risks detailed from time to time in our reports filed with SEC; and

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

Calendar Year

We report the results of our operations using a 52-53 week basis ending on the Friday closest to December 31. Included in this Quarterly Report are our unaudited condensed consolidated statements of operations and the related statements of equity and cash flows for the three months ended March 30, 2012 and April 1, 2011 and the unaudited condensed consolidated balance sheets as of March 30, 2012 and December 30, 2011.

PART I. FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS.

Delta Tucker Holdings, Inc.

Unaudited Condensed Consolidated Statements of Operations

(Amounts in thousands)	Three Months Ended March 30, 2012	Three Months Ended April 1, 2011
Revenue	$1,047,066	$884,324
Cost of services	(966,610)	(806,191)
Selling, general and administrative expenses	(38,151)	(37,527)
Depreciation and amortization expense	(12,560)	(13,131)
Earnings from equity method investees	210	4,726

Operating income	29,955	32,201
Interest expense	(21,690)	(23,506)
Loss on early extinguishment of debt	—	(2,397)
Interest income	38	75
Other income, net	3,373	2,848

Income before income taxes	11,676	9,221
Provision for income taxes	(4,797)	(3,575)

Net income	6,879	5,646
Noncontrolling interest	(1,304)	(738)

Net income attributable to Delta Tucker Holdings, Inc.	$5,575	$4,908

See notes to unaudited condensed consolidated financial statements.

Delta Tucker Holdings, Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Income

(Amounts in thousands)	Three Months Ended March 30, 2012	Three Months Ended April 1, 2011
Net income	$6,879	$5,646
Other comprehensive income:
Currency translation adjustment	196	440

Other comprehensive income, before tax	196	440
Income tax expense related to items of other comprehensive income	(61)	(164)

Other comprehensive income	135	276

Comprehensive income	7,014	5,922
Noncontrolling interest	(1,304)	(738)

Comprehensive income attributable to Delta Tucker Holdings, Inc.	$5,710	$5,184

See notes to unaudited condensed consolidated financial statements.

Delta Tucker Holdings, Inc.

Unaudited Condensed Consolidated Balance Sheets

	As of
(Amounts in thousands, except share data)	March 30, 2012	December 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$138,565	$70,205
Restricted cash	1,659	10,773
Accounts receivable, net of allowances of $1,701 and $1,947, respectively	799,392	752,756
Prepaid expenses and other current assets	71,626	88,877

Total current assets	1,011,242	922,611
Property and equipment, net	23,426	24,084
Goodwill	645,603	645,603
Tradename, net	43,615	43,660
Other intangibles, net	299,300	310,740
Other assets, net	68,143	67,723

Total assets	$2,091,329	$2,014,421

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$265,677	$275,068
Accrued payroll and employee costs	138,657	129,027
Deferred income taxes	76,017	78,912
Accrued liabilities	135,939	149,175
Income taxes payable	2,073	1,077

Total current liabilities	618,363	633,259

Long-term debt	962,909	872,909
Long-term deferred taxes	30,672	23,136
Other long-term liabilities	16,633	27,632

Total liabilities	1,628,577	1,556,936

Commitments and contingencies

Equity:
Common stock, $0.01 par value – 1,000 shares authorized and 100 shares issued and outstanding at March 30, 2012 and December 30, 2011, respectively.	—	—
Additional paid-in capital	549,056	550,951
Accumulated deficit	(93,018)	(98,593)
Accumulated other comprehensive income (loss)	76	(59)

Total equity attributable to Delta Tucker Holdings, Inc.	456,114	452,299
Noncontrolling interest	6,638	5,186

Total equity	462,752	457,485

Total liabilities and equity	$2,091,329	$2,014,421

See notes to unaudited condensed consolidated financial statements.

Delta Tucker Holdings, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)	Three Months Ended March 30, 2012	Three Months Ended April 1, 2011
Cash flows from operating activities
Net income	$6,879	$5,646
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,956	13,523
Loss on early extinguishment of debt	—	2,397
Amortization of deferred loan costs	1,945	2,134
Loss on disposition of assets, net	15	656
Earnings from equity method investees	(3,519)	(6,790)
Distributions from affiliates	418	7,043
Deferred income taxes	3,337	2,473
Other	(2,056)	614
Changes in assets and liabilities:
Restricted cash	9,114	(14,683)
Accounts receivable	(46,434)	(61,508)
Prepaid expenses and other current assets	15,309	18,336
Accounts payable and accrued liabilities	(11,142)	7,930
Income taxes receivable	3,226	48,061

Net cash (used in) provided by operating activities	(9,952)	25,832

Cash flows from investing activities
Purchase of property and equipment, net	(1,784)	(862)
Proceeds from sale of property, plant and equipment	7	41
Purchase of software	—	(957)
Return of capital from equity method investees	—	1,497
Contributions to equity method investees	(818)	—

Net cash used in investing activities	(2,595)	(281)

Cash flows from financing activities
Borrowings on long-term debt	285,700	55,600
Payments on long-term debt	(195,700)	(105,600)
Borrowings related to financed insurance	5,041	—
Payments related to financed insurance	(13,860)	(5,933)
Payment of dividends to noncontrolling interest	(274)	(415)

Net cash provided by (used in) financing activities	80,907	(56,348)

Net increase (decrease) in cash and cash equivalents	68,360	(30,797)
Cash and cash equivalents, beginning of period	70,205	52,537

Cash and cash equivalents, end of period	$138,565	$21,740

Income taxes received, net payments	$1,475	$46,672
Interest paid	$31,235	$32,320

See notes to unaudited condensed consolidated financial statements.

Delta Tucker Holdings, Inc.

Unaudited Condensed Consolidated Statement of Equity

	000,00	000,00	000,00	000,00	000,00	000,00	000,00	000,00
(Amounts in thousands)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Equity Attributable to Delta Tucker Holdings, Inc.	Noncontrolling Interest	Total Equity
Balance at December 30, 2011	—	$—	$550,951	$(98,593)	$(59)	$452,299	$5,186	$457,485
Comprehensive income attributable to Delta Tucker Holdings, Inc.			—	5,575	135	5,710	—	5,710
Noncontrolling interests			—	—	—	—	1,304	1,304
DIFZ financing, net of tax			103	—	—	103	—	103
Distribution to affiliates of Parent			(1,998)	—	—	(1,998)	696	(1,302)
Dividends declared to noncontrolling interest	—	—	—	—	—	—	(548)	(548)

Balance at March 30, 2012	—	$—	$549,056	$(93,018)	$76	$456,114	$6,638	$462,752

See notes to unaudited condensed consolidated financial statements.

Delta Tucker Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 — Basis of Presentation and Accounting Policies

Basis of Presentation

Delta Tucker Holdings, Inc., (“Holdings”), the parent of DynCorp International Inc., through its subsidiaries (together, “the Company”), provides defense and technical services and government outsourced solutions primarily to U.S. government agencies domestically and internationally. The Company was incorporated in the state of Delaware on April 1, 2010. Primary customers include the U.S. Department of Defense (“DoD”), the U.S. Department of State (“DoS”), and other government agencies, including foreign governments and commercial customers. Unless the context otherwise indicates, references herein to “we,” “our,” “us,” or “the Company” refer to Delta Tucker Holdings, Inc. and our consolidated subsidiaries.

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

Certain information and footnote disclosures normally included in financial statements, prepared in accordance with GAAP, have been condensed or omitted pursuant to such rules and regulations. However, we believe that all disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the related notes thereto included in the Company’s 2011 Annual Report.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to fairly present our financial position as of March 30, 2012 and December 30, 2011, the results of operations for the three months ended March 30, 2012 and April 1, 2011 and cash flows for the three months ended March 30, 2012 and April 1, 2011 have been included. The results of operations and the cash flows for the three months ended March 30, 2012 are not necessarily indicative of the results to be expected for the full calendar year or for any future periods. We use estimates and assumptions required for preparation of the financial statements. The estimates are primarily based on historical experience and business knowledge and are revised as circumstances change. However, actual results could differ from the estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of both our domestic and foreign subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The Company has investments in joint ventures that are variable interest entities (“VIEs”). The VIE investments are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Codification (“ASC”) 810 — Consolidation. In cases where the Company has (i) the power to direct the activities of the VIE that most significantly impact its economic performance and (ii) the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE, the Company consolidates the entity. Alternatively, in cases where all of the aforementioned criteria are not met, the investment is accounted for under the equity method.

We classify our equity method investees in two distinct groups based on management’s day-to-day involvement in the operations of each entity and the nature of each joint venture’s business. If the joint venture is deemed to be an extension of one of our strategic business Groups and operationally integral to the business, our share of the joint venture’s earnings is reported within operating income in “Earnings from equity method investees” in the consolidated statement of operations. If the Company considers our involvement less significant, our share of the joint venture’s net earnings is reported in “Other income, net” in the consolidated statement of operations.

Noncontrolling interest

We record the impact of our partners’ interest in less than wholly owned consolidated joint ventures as noncontrolling interest. Currently DynCorp International FZ-LLC (“DIFZ”) is our only consolidated joint venture for which we do not own 100% of the entity. On March 15, 2012, we entered into a non-cash dividend distribution transaction with Cerberus Series Four Holdings, LLC and Cerberus Partners II, L.P., in which we distributed half of our 50% ownership in DIFZ. We now hold 25% ownership interest in DIFZ. We continue to consolidate DIFZ as we still exercise power over activities that significantly impact DIFZ’s economic performance and have the obligation to absorb losses or receive benefits of DIFZ that could potentially be significant to DIFZ. Noncontrolling interest is presented on the face of the statement of operations as an increase or reduction in arriving at “Net income attributable to Delta Tucker Holdings, Inc.” Noncontrolling interest on the balance sheet is located in the equity section. See Note 10 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further information regarding DIFZ.

Accounting Policies

There have been no material changes to our significant accounting policies, as compared to the significant accounting policies described in our 2011 Annual Report, except for the adoption of ASU No. 2011-04—Fair Value Measurements and ASU No. 2011-05—Presentation of Comprehensive Income as discussed in “Accounting Developments” below.

Accounting Developments

Pronouncements Implemented

On May 12, 2011, the FASB issued ASU No. 2011-04—Fair Value Measurements. The ASU was issued as a joint effort by the FASB and International Accounting Standards Board (“IASB”) to develop a single converged fair value framework. The ASU provides guidance on how and when to measure fair value and the required disclosures. There are few differences between the ASU and the international counterpart. While the ASU is largely consistent with existing fair value measurement principles under U.S. GAAP, it expands ASC 820’s existing disclosure requirements for fair value measurements and makes other amendments. Many of these amendments are being made to eliminate unnecessary wording differences between U.S. GAAP and IFRS. However, some could change how the fair value measurement guidance in ASC 820 is applied. The ASU is effective for interim and annual periods beginning after December 15, 2011, for public entities. We adopted ASU No. 2011-04 during the quarter ended March 30, 2012.

In June 2011, the FASB issued ASU No. 2011-05—Presentation of Comprehensive Income. The ASU amends FASB ASC 220, Comprehensive Income, to eliminate the option to present components of other comprehensive income (“OCI”) as part of the statement of changes in stockholders’ equity, require presentation of each component of net income and each component of OCI (and their respective totals) either in a single continuous statement or in two separate statements, and require presentation of reclassification adjustments on the face of the statement. The amendments do not change the option to present components of OCI either before or after related income tax effects; they do not change the items that must be reported in OCI, when an item of OCI should be reclassified to net income, or the computation of earnings per share. On October 21, 2011, the FASB issued a deferral of the new requirement to present reclassifications of OCI on the face of the income statement. Companies were still required to adopt the other requirements contained in the new accounting standard for the presentation of comprehensive income. The amendments made are applied retrospectively and are effective for SEC registrants for fiscal years and interim periods beginning after December 15, 2011, with early adoption permitted. We adopted ASU No. 2011-05 during the quarter ended March 30, 2012 and chose to present comprehensive income as two separate but consecutive statements. See the Statements of Operations and Statements of Comprehensive Income.

Note 2 — Composition of Certain Financial Statement Captions

The following tables present financial information of certain consolidated balance sheet captions.

Prepaid expenses and other current assets — Prepaid expenses and other current assets were:

	As Of
(Amounts in thousands)	March 30, 2012	December 30, 2011
Prepaid expenses	$29,051	$38,092
Prepaid income taxes	1,241	2,236
Inventories	6,700	7,005
Assets held for sale	10,987	11,084
Work-in-process	6,745	10,223
Joint venture receivables	1,132	3,959
Favorable contracts	3,596	4,825
Other current assets	12,174	11,453

Total prepaid expenses and other current assets	$71,626	$88,877

Prepaid expenses include prepaid insurance, prepaid vendor deposits, and prepaid rent, none of which individually exceed 5% of current assets. Prepaid income taxes represent refunds expected through the remainder of the year.

Assets held for sale is made up of seven helicopters, valued at $8.2 million, that were not deployed on existing programs as of March 30, 2012, as well as aircraft parts inventory related to our former Life Cycle Support Services (“LCCS”) Navy contract.

Property and equipment, net — Property and equipment, net were:

	As Of
(Amounts in thousands)	March 30, 2012	December 30, 2011
Helicopters	$8,087	$8,087
Computers and other equipment	10,106	9,524
Leasehold improvements	9,479	9,367
Office furniture and fixtures	4,744	4,738

Gross property and equipment	32,416	31,716
Less accumulated depreciation	(8,990)	(7,632)

Total property and equipment, net	$23,426	$24,084

Depreciation expense was $1.4 million and $1.4 million during the three months ended March 30, 2012 and April 1, 2011, respectively, including certain depreciation amounts classified as Cost of services.

Other assets, net — Other assets, net were:

	As Of
(Amounts in thousands)	March 30, 2012	December 30, 2011
Deferred financing costs, net	$30,765	$32,710
Investment in affiliates	31,146	27,700
Palm promissory notes, long-term portion	4,980	5,307
Other	1,252	2,006

Total other assets	$68,143	$67,723

Deferred financing cost is amortized through interest expense. Amortization related to deferred financing costs was $1.9 million and $2.1 million during the three months ended March 30, 2012 and April 1, 2011, respectively. Deferred financing costs were reduced during the three months ended April 1, 2011 by $2.4 million related to the pro rata write–off of financing costs to loss on early extinguishment of debt as a result of the prepayment on the term loan in prior year. No prepayments have been made during the three months ended March 30, 2012. See Note 7 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further discussion of our debt.

Accrued payroll and employee costs — Accrued payroll and employee costs were:

	As Of
(Amounts in thousands)	March 30, 2012	December 30, 2011
Wages, compensation and other benefits	$117,258	$102,427
Accrued vacation	20,503	26,077
Accrued contributions to employee benefit plans	896	523

Total accrued payroll and employee costs	$138,657	$129,027

Other accrued liabilities — Accrued liabilities were:

	As Of
(Amounts in thousands)	March 30, 2012	December 30, 2011
Deferred revenue and customer liability	$15,382	$12,084
Insurance expense	46,756	48,715
Interest expense	12,645	24,480
Unfavorable contract liability	6,497	6,867
Contract losses	11,295	6,456
Legal matters	4,607	4,782
Subcontractor retention	8,804	5,927
Financed insurance	8,984	17,804
Other	20,969	22,060

Total other accrued liabilities	$135,939	$149,175

Deferred revenue is primarily due to payments in excess of revenue recognized related to customer advances. Other is comprised of Accrued Rent and Workers Compensation related claims and other individual balances that are not individually material to the consolidated financial statements.

Other liabilities — Other long-term liabilities were:

	As Of
(Amounts in thousands)	March 30, 2012	December 30, 2011
Unfavorable contract liability	$4,051	$6,761
Unrecognized tax benefit	2,614	2,614
Unfavorable lease accrual	6,826	14,631
Other	3,142	3,626

Total other liabilities	$16,633	$27,632

Note 3 — Goodwill and Other Intangible Assets

In January of 2012, our organizational structure was amended. As part of these changes, we re-aligned our BATs into strategic business “Groups” reporting directly to the President of the Company. The prior three operating segments, Global Stabilization and Development Solutions (“GSDS”), Global Platform Support Solutions (GPSS”) and Global Linguist Solutions (“GLS”) were re-aligned into six operating segments which include the LOGCAP (“LOGCAP”) Group, Aviation (“Aviation”) Group, Training and Intelligence Solutions (“TIS”) Group, Global Logistics & Development Solutions (“GLDS”) Group, Security Services (“Security”) Group and the GLS Group. GLS is a 51% owned unconsolidated joint venture. We do not have control over the operational performance of GLS, however, our senior management, including our chief executive officer, who is our chief operating decision maker, regularly reviews GLS operating results and metrics to make decisions about resources to be allocated to the segment and assess performance; thus GLS is classified as an operating segment. The change in presentation of our goodwill balance by operating segment from December 30, 2011 to March 30, 2012 is as follows:

(Amounts in thousands)	Aviation	GLDS	TIS	LOGCAP	Security	GLS	Total
Goodwill balance as of December 30, 2011	$439,350	$120,636	$71,882	$—	$13,735	$—	$645,603
Changes between December 30, 2011 and March 30, 2012	—	—	—	—	—	—	—

Goodwill balance as of March 30, 2012	$439,350	$120,636	$71,882	$—	$13,735	$—	$645,603

The following tables provide information about changes relating to certain intangible assets:

	As of March 30, 2012
(Amounts in thousands, except years)	Weighted Average Remaining Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net
Other intangible assets:

Customer-related intangible assets	7.3	$350,912	$(69,248)	$281,664
Other	4.9	30,598	(12,962)	17,636

Total other intangibles		$381,510	$(82,210)	$299,300

Tradenames:
Finite-lived	3.1	$869	$(312)	$557
Indefinite-lived		43,058	—	43,058

Total tradenames		$43,927	$(312)	$43,615

	As of December 30, 2011
(Amounts in thousands, except years)	Weighted Average Remaining Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net
Other intangible assets:

Customer-related intangible assets	7.6	$350,912	$(59,399)	$291,513
Other	5.0	30,500	(11,273)	19,227

Total other intangibles		$381,412	$(70,672)	$310,740

Tradenames:
Finite-lived	3.4	$869	$(267)	$602
Indefinite-lived		43,058	—	43,058

Total tradenames		$43,927	$(267)	$43,660

Amortization expense for customer-related intangibles, other intangibles and finite-lived tradenames was $11.5 million and $12.1 million during the three months ended March 30, 2012 and April 1, 2011, respectively. Other intangibles is primarily representative of our capitalized software which had a net value of $10.2 million and $11.2 million as of March 30, 2012 and December 30, 2011, respectively and various non-compete agreements.

The following table outlines an estimate of future amortization based upon the finite-lived intangible assets owned as of March 30, 2012:

(Amounts in thousands)	Amortization Expense (1)
Estimate for nine month period ending December 28, 2012	$34,268
Estimate for calendar year 2013	43,445
Estimate for calendar year 2014	42,787
Estimate for calendar year 2015	41,225
Estimate for calendar year 2016	38,925
Thereafter	99,207

(1)	The future amortization is inclusive of the finite-lived intangible-assets and finite-lived tradenames.

Note 4 — Income Taxes

The provision for income taxes consists of the following:

	December 30, 2011	December 30, 2011
(Amounts in thousands)	Three Months Ended March 30, 2012	Three Months Ended April 1, 2011
Current portion:
Federal	$—	$—
State	135	167
Foreign	1,055	778

	$1,190	$945

Deferred portion:
Federal	$3,569	$2,586
State	43	72
Foreign	(5)	(28)

	3,607	2,630

Provision for income taxes	$4,797	$3,575

Deferred tax assets and liabilities are reported as:

	December 30, 2011	December 30, 2011
	As Of
(Amounts in thousands)	March 30, 2012	December 30, 2011
Current deferred tax liabilities	$(76,017)	$(78,912)
Non-current deferred tax liabilities	(30,672)	(23,136)

Deferred tax liabilities, net	$(106,689)	$(102,048)

A reconciliation of the statutory federal income tax rate to our effective rate is provided below:

	Three Months Ended March 30, 2012	Three Months Ended April 1, 2011
Statutory rate	35.0%	35.0%
State income tax, less effect of federal deduction	1.5%	2.2%
Noncontrolling interests	(2.3)%	3.9%
Nondeductible expenses	1.5%	(2.4)%
Other	5.4%	0.1%

Effective tax rate	41.1%	38.8%

As of March 30, 2012, we had U.S. federal and state net operating losses of approximately $42.4 million and $179.2 million, respectively. As of December 30, 2011 we had approximately $60.8 million and $197.4 million in U.S. federal and state net operating losses, respectively. Our federal net operating losses will begin to expire in 2030, and our state net operating losses will begin to expire in 2015. Approximately $1.3 million of the state net operating loss expires in 2015. The remainder will not begin to expire until 2020 or later. Additionally, at March 30, 2012 and December 30, 2011, we had foreign tax credit carry forwards of approximately $22.0 million and $20.9 million that will begin to expire in 2017. We expect to fully utilize our federal and state net operating losses as well as our foreign tax credit carry forwards prior to their expiration.

In evaluating our deferred tax assets, we assess the need for any related valuation allowances or adjust the amount of any allowances, if necessary. We assess such factors as the scheduled reversal of deferred tax liabilities (including the impact of available carry back and carry forward periods), projected future taxable income and available tax planning strategies in determining the need for or sufficiency of a valuation allowance. Based on this assessment, we concluded that no valuation allowance was necessary as of March 30, 2012.

As of March 30, 2012 and December 30, 2011, we had $11.2 million and $11.2 million of total unrecognized tax benefits, respectively, of which $6.1 million and $6.1 million, respectively, would impact our effective tax rate if recognized. It is expected that of the $11.2 million of unrecognized tax benefits $1.0 million will change in the next twelve months.

Note 5 — Accounts Receivable

Accounts receivable, net consisted of the following:

	As Of
(Amounts in thousands)	March 30, 2012	December 30, 2011
Billed	$277,761	$291,780
Unbilled	521,631	460,976

Total accounts receivable	$799,392	$752,756

Unbilled receivables as of March 30, 2012 and December 30, 2011 include $28.5 million and $25.8 million, respectively, related to costs incurred on projects for which we have been requested by the customer to begin work under a new contract or extend work under an existing contract and for which formal contracts or contract modifications have not been executed at the end of the respective periods. There were no contract claims included in the amount as of March 30, 2012 or December 30, 2011. The balance of unbilled receivables consists of costs and fees billable immediately, upon contract completion or other specified events. All of the unbilled receivables are expected to be billed and collected within one year, except items that may result in a request for equitable adjustment or a formal claim.

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

Fair Value of Financial Instruments

Our financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable, and borrowings. Because of the short-term nature of cash and cash equivalents, accounts and notes receivable and accounts payable, the fair value of these instruments approximates the carrying value. Our estimate of the fair value of our long-term debt is based on market data or inputs other than quoted prices in active markets obtained from sources independent to the Company, which are Level 1 and Level 2 inputs, respectively, as defined above.

	March 30, 2012		December 30, 2011
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
10.375% senior unsecured notes	$455,000	$398,125	$455,000	$395,850
Senior secured credit facility	417,272	411,013	417,272	408,927
9.5% senior subordinated notes	637	628	637	622
Outstanding revolver borrowings	90,000	90,000	—	—

Total long-term debt	$962,909	$899,766	$872,909	$805,399

Note 7 — Long-Term Debt

Long-term debt consisted of the following:

	As of
(Amounts in thousands)	March 30, 2012	December 30, 2011
9.5% Senior subordinated notes	$637	$637
Term loan	417,272	417,272
10.375% Senior unsecured notes	455,000	455,000
Outstanding revolver borrowings	90,000	—

Total indebtedness	962,909	872,909
Less current portion of long-term debt	—	—

Total long-term debt	$962,909	$872,909

The total due on the Term Loan is included in Long-term debt, in our consolidated balance sheet as of March 30, 2012 and December 30, 2011.

Senior Credit Facility

On July 7, 2010, we entered into a senior secured credit facility (the “Original Senior Credit Facility”), with a banking syndicate and Bank of America, NA as Agent. On August 10, 2011, DynCorp International Inc. entered into an amendment to the Senior Credit Facility (the “Amendment” and, together with the Original Senior Credit Facility, the “Senior Credit Facility”).

Our Senior Credit Facility is secured by substantially all of our assets and is guaranteed by substantially all of our subsidiaries. It provides for a six year, $570 million term loan facility (“Term Loan”) and a four year, $150 million revolving credit facility (“Revolver”), including a $100 million letter of credit subfacility. As of March 30, 2012 and December 30, 2011, the additional available borrowing capacity under the Senior Credit Facility was approximately $20.2 million and $109.6 million, respectively, which gives effect to $39.8 million and $40.4 million, respectively, in letters of credit. The maturity date on the Term Loan is July 7, 2016 and the maturity date on the Revolver is July 7, 2014. Amounts borrowed under our Revolver are used to fund operations. We had Revolver borrowings of $90.0 million as of March 30, 2012. As of March 30, 2012 we were in default under our Revolver for failing to deliver annual financial statements and other related documents by March 29, 2012. Because of the default we did not have access to borrow additional funds under the Revolver. We filed our annual financial statements on April 9, 2012 curing the default and restoring full access to the Revolver.

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

The Eurocurrency Rate is the rate per annum equal to the British Bankers Association London Interbank Offered Rate (“BBA LIBOR”) as published by Reuters (or other commercially available source providing quotations of BBA LIBOR as designated by the Administrative Agent from time to time) two Business Days prior to the commencement of such interest period. The variable Eurocurrency rate has a floor of 1.75%. As of March 30, 2012 and December 30, 2011, the applicable interest rate for our Term Loan was 6.25%.

Interest Rates on Letter of Credit Subfacility and Unused Commitment Fees

The letter of credit subfacility bears interest at the applicable margin for Eurocurrency Rate Loans, which ranges from 4.0% to 4.5%. The unused commitment fee on our Revolver ranges from 0.50% to 0.75% depending on the Secured Leverage Ratio, as defined in the Senior Credit Facility. Payments on both the letter of credit subfacility and unused commitments are payable quarterly in arrears. As of March 30, 2012 and December 30, 2011, the applicable interest rates for our letter of credit subfacility were 4.50%. As of March 30, 2012 and December 30, 2011, the applicable interest rates for our unused commitment fees were 0.75%. All of our letters of credit are also subject to a 0.25% fronting fee.

Principal Payments

There is an annual excess cash flow requirement, which is defined in the Senior Credit Facility. This excess cash flow requirement began in 2012, based on our annual financial results from 2011. We are not required in 2012, to make an additional principal payment related to this excess cash flow requirement. Certain other transactions can trigger mandatory principal payments such as tax refunds, a disposition of a portion of the business or a significant asset sale. We had no such transactions for the quarter ended March 30, 2012.

During the three months ended March 30, 2012, there were no principal prepayments or quarterly principal payments on the Term Loan facility. During the three months ended April 1, 2011, we made a $48.6 million principal prepayment pursuant to our Term Loan facility, and a $1.4 million quarterly principal payment. Our Term Loan facility provided for quarterly principal payments of $1.4 million that began in December 2010. In October 2011, the principal prepayment of $48.7 million that was made on our Term Loan was applied to all future schedule maturities and satisfied our responsibility to make quarterly principal payments through July 7, 2016. Deferred financing costs associated with the prepayment totaling $2.4 million were expensed and are included in Loss on early extinguishment of debt in our consolidated statement of operations for the three months ended April 1, 2011.

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

In the event we fail to comply with the covenants specified in the Senior Credit Facility and the Indenture governing our Senior Unsecured Notes, we may be in default. On March 30, 2012, we notified Bank of America N.A. (the “Administrative Agent”) of a default in connection with the failure to deliver to the Administrative Agent the financial statements, reports and other documents under the Senior Credit Facility with respect to the fiscal year ended December 30, 2011. The default was cured with the filing of the 2011 Annual Report to the SEC on April 9, 2012.

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

Note 8 — Commitments and Contingencies

Commitments

We have operating leases for the use of real estate and certain property and equipment which are either non-cancelable or cancelable only by the payment of penalties or cancelable upon one month’s notice. All lease payments are based on the lapse of time but include, in some cases, payments for insurance, maintenance and property taxes. There are no purchase options on operating leases at favorable terms, but most leases have one or more renewal options. Certain leases on real estate are subject to annual escalations for increases in base rents, utilities and property taxes. Lease rental expense was $66.7 million and $26.7 million during the three months ended March 30, 2012 and April 1, 2011, respectively. We have no significant long-term purchase agreements with service providers.

Contingencies

General Legal Matters

We are involved in various lawsuits and claims that arise in the normal course of business. We have established reserves for matters in which it is believed that losses are probable and can be reasonably estimated. Reserves related to these matters have been recorded in “Other accrued liabilities” totaling approximately $4.6 million and $4.8 million as of March 30, 2012 and December 30, 2011, respectively. None of our reserves as of March 30, 2012 were individually material. We believe that appropriate accruals have been established for such matters based on information currently available; however, some of the matters may involve compensatory, punitive, or other claims or sanctions that if granted, could require us to pay damages or make other expenditures in amounts that could not be reasonably estimated at March 30, 2012. These accrued reserves represent the best estimate of amounts believed to be our liability in a range of expected losses. In addition to matters that are considered probable and can be reasonably estimated, we also have certain matters considered reasonably possible. Other than matters disclosed below, we believe the aggregate range of possible loss related to matters considered reasonably possible was not material as of March 30, 2012. Litigation is inherently unpredictable and unfavorable resolutions could occur. Accordingly, it is possible that an adverse outcome from such proceedings could (i) exceed the amounts accrued for probable matters; or (ii) require a reserve for a matter we did not originally believe to be probable or could be reasonably estimated. Such changes could be material to our financial condition, results of operations and cash flows in any particular reporting period. Our view of the matters not specifically disclosed could possibly change in future periods as events thereto unfold.

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

We have received several letters from the DCAA with draft audit results related to their examination of certain incurred, invoiced and collected costs on our Civilian Police program for periods ranging from April 17, 2004 through April 2, 2010. During 2012 the DCAA began to formalize their positions articulated in the draft letters by issuing Form 1’s and final audit reports. We noted there were no new issues raised in the Form 1’s or the final audit reports.

The audit results identified multiple issues where the DCAA has asserted certain instances of potential deviations from the explicit terms of the contract or from certain provisions of government regulations. The audit results apply an extrapolation methodology to estimate a potential exposure amount for the issues which when aggregated for all draft letters, Form 1’s and final audit reports total approximately $123.4 million. Although the extrapolated amounts would be material to our results of operations, cash flows and financial condition, we do not believe the DCAA’s audit results and resulting extrapolation are an appropriate basis to determine a range of potential exposure. We have provided responses to the DCAA for each letter, in which we have articulated our position on each issue and have attempted to answer their questions and provide clarification of the facts to resolve the issues raised. In the few instances where we believe the issues identified were valid or represent a probable contingency, we have recorded a liability for approximately $0.2 million as of March 30, 2012. There are a number of issues raised by the DCAA for which we believe the DCAA did not consider all relevant facts. We strongly believe these issues will be resolved in our favor and thus represent loss contingencies that we consider remote. For the remaining issues, we believe the DCAA did not consider certain contractual provisions and long- standing patterns of dealing with the customer. Since we cannot reasonably estimate the DCAA’s acceptance of our initial responses and the ultimate outcome related to these remaining issues, we believe these items represent loss contingencies that we consider reasonably possible. We continue to work with the DCAA to resolve any remaining questions they may have and provide clarification of the facts and circumstances surrounding the issues.

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

Note 9 — Segment Information

As of December 30, 2011, we had three operating and reportable segments, GSDS, GPSS and GLS, two of which were wholly-owned. The third segment, GLS, is a 51% owned joint venture. In January of 2012, our organizational structure was amended to better align how the Company addresses the markets we serve, respond to changes in our customers’ strategic outlook and better reflect the current economic environment. As part of these changes, we re-aligned our BATs into strategic business “Groups” reporting directly to the President of the Company. Under the new alignment, there are six operating and reportable segments which include LOGCAP, Aviation, Training and Intelligence Solutions, Global Logistics & Development Solutions, Security Services, and GLS. Our Groups will continue to operate principally within a regulatory environment subject to governmental contracting and accounting requirements, including Federal Acquisition Regulations, Cost Accounting Standards and audits by various U.S. federal agencies. We excluded certain costs that are not directly allocable to our reportable segments from the segment results and included these costs in headquarters.

The following is a summary of the financial information of the reportable segments reconciled to the amounts reported in the condensed consolidated financial statements:

(Amounts in thousands)	Three Months Ended March 30, 2012	Three Months Ended April 1, 2011
Revenue
LOGCAP	$478,046	$379,857
Aviation	306,415	260,626
Training & Intelligence Solutions	156,598	153,173
Global Logistics & Development Solutions	79,143	71,811
Security Services	23,877	14,451
GLS	14,990	126,406

Total reportable segments	1,059,069	1,006,324
GLS deconsolidation(4)	(14,990)	(126,406)
Headquarters (1)	2,987	4,406

Total Revenue	$1,047,066	$884,324

Operating (loss) income
LOGCAP	$16,918	$11,774
Aviation	22,506	12,255
Training & Intelligence Solutions	4,947	10,239
Global Logistics & Development Solutions	5,312	3,721
Security Services	(6,634)	1,347
GLS	757	9,164

Total reportable segments	43,806	48,500
GLS deconsolidation(4)	(757)	(9,164)
Headquarters (2)	(13,094)	(7,135)

Total operating income	$29,955	$32,201

Depreciation and amortization
LOGCAP	$197	$203
Aviation	171	166
Training & Intelligence Solutions	72	42
Global Logistics & Development Solutions	21	10
Security Services	—	—
GLS	—	—

Total reportable segments	461	421
GLS deconsolidation(4)	—	—
Headquarters	12,495	13,102

Total depreciation and amortization (3)	$12,956	$13,523

(1)	Represents revenue earned on shared services arrangements for general and administrative services provided to unconsolidated joint ventures.
(2)	Headquarters operating expenses primarily relate to amortization of intangible assets and other costs that are not allocated to segments and are not billable to our U.S. government customers.
(3)	Includes amounts included in Cost of services of $0.4 million for the three months ended March 30, 2012 and April 1, 2011.
(4)	We deconsolidated GLS effective July 7, 2010.

The following is a summary of the assets of the reportable segments reconciled to the amounts reported in the consolidated financial statements:

	As Of
(Amounts in thousands)	March 30, 2012	December 30, 2011
Assets
LOGCAP	$596,864	$606,703
Aviation	390,550	377,823
Training & Intelligence Solutions	342,193	324,020
Global Logistics & Development Solutions	153,693	157,367
Security Services	69,785	72,010
GLS	63,146	68,165

Total reportable segments	1,616,231	1,606,088
GLS deconsolidation(2)	(63,146)	(68,165)
Headquarters (1)	538,244	476,498

Total assets	$2,091,329	$2,014,421

(1)	Assets primarily include cash, investments in unconsolidated subsidiaries, deferred income taxes, intangible assets (excluding goodwill) and deferred debt issuance cost.
(2)	We deconsolidated GLS effective July 7, 2010.

Note 10 — Related Parties, Joint Ventures and Variable Interest Entities

Consulting Fee

The Company has a Master Consulting and Advisory Services agreement (“COAC Agreement”) with Cerberus Operations and Advisory Company, LLC, where pursuant to the terms of the agreement, they make personnel available to us for the purpose of providing reasonably requested business advisory services. The services are priced on a case by case basis depending on the requirements of the project and agreements in pricing. We incurred $0.6 million and $0.5 million in expenses for Cerberus consulting fees during the three months ended March 30, 2012 and April 1, 2011, respectively.

Joint Ventures and Variable Interest Entities

PaTH is a joint venture formed in May 2006 with two other partners for the purpose of procuring government contracts with the Federal Emergency Management Authority.

CRS is a joint venture formed in March 2006 with two other partners for the purpose of procuring government contracts with the U.S. Navy.

The GRS joint venture was formed in August of 2010 with one partner, for the purpose of procuring government contracts with the U.S. Navy. During the year ended December 30, 2011, this joint venture was selected as one of four contractors for an IDIQ multiple award contract. The total potential value of the contract is $900.0 million over five years.

Mission Readiness is a joint venture formed in September 2010 with three members for the purpose of procuring government contracts with the DoD. Subsequent to formation, a fourth member joined the joint venture. Mission Readiness is currently pursuing a significant contract for which the potential customer requested a 100% performance guarantee from one of the joint venture members. We agreed to provide this guarantee in exchange for similar guarantees from each of the joint venture members. The fair value of our guarantee to the potential customer was determined to be zero at the inception of the contract, thus the related liability was also determined to be zero. There is no value assigned to the guarantees provided to us from the other joint venture members.

GLS is a joint venture formed in August 2006 with one partner, McNeil, for the purpose of procuring government contracts with the U.S. Army. We incur significant costs on behalf of GLS related to the normal operations of the venture. However, these costs typically support revenue billable to our customer. GLS is not a guarantor under our Senior Credit Facility or our Senior Unsecured Notes in accordance with the agreement.

Babcock is a joint venture formed in January 2005 and currently provides services to the British Ministry of Defence.

Receivables due from our unconsolidated joint ventures, including GLS, totaled $1.1 million and $3.9 million as of March 30, 2012 and December 30, 2011, respectively. These receivables are a result of items purchased and services rendered by us on behalf of our unconsolidated joint ventures, including GLS. We have assessed these receivables as having minimal collection risk based on our historic experience with these joint ventures and our inherent influence through our ownership interest. The related revenue we earned from our unconsolidated joint ventures, including GLS, totaled $1.4 million and $3.8 million during the three months ended March 30, 2012 and April 1, 2011, respectively. Additionally, we earned $3.5 million and $6.8 million in equity method income (includes operationally integral and non-integral income) during the three months ended March 30, 2012 and April 1, 2011.

GLS’ revenue was $15.0 million and $126.4 million during the three months ended March 30, 2012 and April 1, 2011, respectively. GLS’ operating income and net income was $0.8 million and $0.8 million, respectively, during the three months ended March 30, 2012. GLS’ operating income and net income was $9.2 million and $9.2 million, respectively, during the three months ended April 1, 2011. As a result of the impairment recorded in September 2011, we no longer recognized any earnings related to GLS, until we receive cash through dividend distributions.

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

As of December 30, 2011, we owned 50% of DIFZ. On March 15, 2012, we entered into a non-cash dividend distribution transaction with Cerberus Series Four Holdings, LLC and Cerberus Partners II, L.P., in which we distributed half of our 50% ownership in DIFZ. As a result of the distribution we now hold 25% ownership. We recognized the distribution as an increase in noncontrolling interest and a reduction to our Additional-paid-in-capital, given our Accumulated deficit. The transaction also resulted in the transfer of a portion of DIFZ’s deferred tax assets totaling approximately $1.3 million. We continue to consolidate DIFZ as we still exercise power over activities that significantly impact DIFZ’s economic performance and have the obligation to absorb losses or receive benefits of DIFZ that could potentially be significant to DIFZ as we continue to incur significant costs on behalf of DIFZ related to our normal operations. The vast majority of these costs are considered direct contract costs and thus billable on several of our contracts supported by DIFZ services.

We currently hold a promissory note from Palm Trading Investment Corp, which had an aggregate initial value of $9.2 million. The note is included in (i) Prepaid expenses and other current assets and in (ii) Other assets on our unaudited condensed consolidated balance sheet for the short and long-term portions, respectively. The loan balance outstanding was $6.0 million and $6.0 million as of March 30, 2012 and December 30, 2011, respectively, reflecting the initial value plus accrued interest, less payments against the promissory notes. The fair value of the notes receivable is not materially different from its carrying value.

The following tables’ presents selected financial information for DIFZ as of March 30, 2012 and December 30, 2011 and for the three months ended March 30, 2012 and April 1, 2011:

	Three Months Ended	Three Months Ended
	As of
(Amounts in millions)	March 30, 2012	December 30, 2011
Assets	$47.0	$31.2
Liabilities	42.3	27.3

(Amounts in millions)	Three Months Ended March 30, 2012	Three Months Ended April 1, 2011
Revenue	$124.5	$116.3

We account for our investments in VIE’s in accordance with ASC 810—Consolidation. In cases where we have (i) the power to direct the activities of the VIE that most significantly impact its economic performance and (ii) the obligation to absorb losses of the VIE that could potentially be significant or the right to receive benefits from the entity that could potentially be significant to the VIE, we consolidate the entity. Alternatively, in cases where all of the aforementioned criteria are not met, the investment is accounted for under the equity method. As of March 30, 2012, we accounted for PaTH, CRS, Babcock, GRS, Mission Readiness LLC and GLS as equity method investments. Alternatively, we consolidated DIFZ based on the aforementioned criteria. We present our share of the PaTH, CRS, GRS, Mission Readiness LCC and GLS earnings in Earnings from unconsolidated affiliates as these joint ventures are considered operationally integral. Alternatively, we present our share of the Babcock earnings in Other income, net as it is not considered operationally integral.

The following tables presents selected financial information for our equity method investees as of March 30, 2012 and December 30, 2011 and for the three months ended March 30, 2012 and April 1, 2011:

	Three Months Ended	Three Months Ended
	As of
(Amounts in millions)	March 30, 2012	December 30, 2011
Current assets	$152.5	$146.3
Total assets	152.6	146.4
Current liabilities	78.1	76.6
Total liabilities	79.1	77.0

(Amounts in millions)	Three Months Ended March 30, 2012	Three Months Ended April 1, 2011
Revenue	$90.8	$191.9
Net income	4.6	11.8

Many of our VIEs only perform on a single contract. The modification or termination of a contract under a VIE could trigger an impairment in the fair value of our investment in unconsolidated subsidiaries. In the aggregate, our maximum exposure to losses as a result of our investment consists of our (i) $31.1 million investment in unconsolidated subsidiaries, (ii) $1.1 million in receivables from our unconsolidated joint ventures, (iii) $6.0 million note receivable from Palm Trading Investment Corp. (“Palm”) and (iv) contingent liabilities that were neither probable nor reasonably estimable as of March 30, 2012.

Note 11 — Collaborative Arrangements

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

We account for this collaborative arrangement under ASC 808 — Collaborative Arrangements and record revenue gross as the prime contractor. The cash inflows and outflows, as well as expenses incurred, are recorded in Cost of services in the period realized. Revenue on LOGCAP IV was $478.0 million and $379.3 million during the three months ended March 30, 2012 and April 1, 2011, respectively. Cost of services on LOGCAP IV program was $446.8 million and $355.0 million during the three months ended March 30, 2012 and April 1, 2011, respectively. Our share of the total LOGCAP IV profits was $11.8 million and $11.8 million during the three months ended March 30, 2012 and April 1, 2011, respectively.

Note 12 — Consolidating Financial Statements of Subsidiary Guarantors

The Senior Unsecured Notes issued by DynCorp International Inc. (“Subsidiary Issuer”) and the Senior Credit Facility are fully and unconditionally guaranteed, jointly and severally, by the Company (“Parent”) and all of the domestic subsidiaries of Subsidiary Issuer: DynCorp International LLC, DTS Aviation Services LLC, DynCorp Aerospace Operations LLC, DynCorp International Services LLC, DIV Capital Corporation, Dyn Marine Services of Virginia LLC, Services International LLC, Worldwide Humanitarian Services LLC, Worldwide Recruiting and Staffing Services LLC, Phoenix Consulting Group LLC and Casals & Associates Inc. (“Subsidiary Guarantors”). Each of the Subsidiary Issuers and the Subsidiary Guarantors is 100% owned by the Company.

The following condensed consolidating financial statements present (i) the unaudited condensed consolidating statements of operations for the three months ended March 30, 2012 and April 1, 2011, (ii) the unaudited condensed consolidating balance sheets as of March 30, 2012 and December 30, 2011, (iii) the unaudited condensed consolidating statements of cash flows for the three months ended March 30, 2012 and April 1, 2011 and (iv) elimination entries necessary to consolidate Parent and its subsidiaries.

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

DynCorp International, Inc. is considered the Subsidiary Issuer as it issued the Senior Unsecured Notes.

Delta Tucker Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidating Statement of Operations Information

For the Three Months Ended March 30, 2012

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$—	$1,051,732	$131,564	$(136,230)	$1,047,066
Cost of services	—	—	(973,945)	(125,963)	133,298	(966,610)
Selling, general and administrative expenses	—	—	(37,981)	(3,102)	2,932	(38,151)
Depreciation and amortization expense	—	—	(12,408)	(152)	—	(12,560)
Earnings from equity method investees	—	—	210	—	—	210

Operating income	—	—	27,608	2,347	—	29,955
Interest expense	—	(20,306)	(1,384)	—	—	(21,690)
Interest income	—	—	38	—	—	38
Equity in income of consolidated subsidiaries, net of tax	5,575	17,539	820	—	(23,934)	—
Other income (loss), net	—	—	3,426	(53)	—	3,373

Income (loss) before taxes	5,575	(2,767)	30,508	2,294	(23,934)	11,676
Benefit (provision) for income taxes	—	8,342	(12,969)	(170)	—	(4,797)

Net income	5,575	5,575	17,539	2,124	(23,934)	6,879
Noncontrolling interest	—	—	—	(1,304)	—	(1,304)

Net income attributable to Delta Tucker Holdings, Inc.	$5,575	$5,575	$17,539	$820	$(23,934)	$5,575

Delta Tucker Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidating Statement of Operations Information

For the Three Months Ended April 1, 2011

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$—	$889,767	$125,820	$(131,263)	$884,324
Cost of services	—	—	(814,164)	(120,400)	128,373	(806,191)
Selling, general and administrative expenses	—	—	(37,287)	(3,130)	2,890	(37,527)
Depreciation and amortization expense	—	—	(12,970)	(161)	—	(13,131)
Earnings from equity method investees	—	—	4,726	—	—	4,726

Operating income	—	—	30,072	2,129	—	32,201
Interest expense	—	(23,453)	(53)	—	—	(23,506)
Loss on early extinguishment of debt	—	(2,397)	—	—	—	(2,397)
Equity in income of consolidated subsidiaries, net of tax	4,908	20,736	1,084	—	(26,728)	—
Other income (loss), net	—	—	2,926	(3)	—	2,923

Income (loss) before income taxes	4,908	(5,114)	34,029	2,126	(26,728)	9,221
Benefit (provision) for income taxes	—	10,022	(13,293)	(304)	—	(3,575)

Net income	4,908	4,908	20,736	1,822	(26,728)	5,646
Noncontrolling interest	—	—	—	(738)	—	(738)

Net income attributable to Delta Tucker Holdings, Inc.	$4,908	$4,908	$20,736	$1,084	$(26,728)	$4,908

Delta Tucker Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidating Statement of Comprehensive Income Information

For the Three Months Ended March 30, 2012

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net income	$5,575	$5,575	$17,539	$2,124	$(23,934)	$6,879
Other comprehensive income:
Currency translation adjustment	196	196	123	73	(392)	196

Other comprehensive income, before tax	196	196	123	73	(392)	196
Income tax expense related to items of other comprehensive income	(61)	(61)	(45)	(16)	122	(61)

Other comprehensive income	135	135	78	57	(270)	135

Comprehensive income	5,710	5,710	17,617	2,181	(24,204)	7,014
Noncontrolling interest	—	—	—	(1,304)	—	(1,304)

Comprehensive income attributable to Delta Tucker Holdings, Inc.	$5,710	$5,710	$17,617	$877	$(24,204)	$5,710

Delta Tucker Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidating Statement of Comprehensive Income Information

For the Three Months Ended April 1, 2011

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net income	$4,908	$4,908	$20,736	$1,822	$(26,728)	$5,646
Other comprehensive income:
Currency translation adjustment	440	440	116	324	(880)	440

Other comprehensive income, before tax	440	440	116	324	(880)	440
Income tax expense related to items of other comprehensive income	(164)	(164)	(42)	(122)	328	(164)

Other comprehensive income	276	276	74	202	(552)	276

Comprehensive income	5,184	5,184	20,810	2,024	(27,280)	5,922
Noncontrolling interest	—	—	—	(738)	—	(738)

Comprehensive income attributable to Delta Tucker Holdings, Inc.	$5,184	$5,184	$20,810	$1,286	$(27,280)	$5,184

Delta Tucker Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidating Balance Sheet Information

March 30, 2012

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated

	ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$103,057	$35,508	$—	$138,565
Restricted cash	—	—	1,659	—	—	1,659
Accounts receivable, net	—	—	798,228	5,235	(4,071)	799,392
Intercompany receivables	—	—	88,530	13,588	(102,118)	—
Prepaid expenses and other current assets	—	—	70,522	1,268	(164)	71,626

Total current assets	—	—	1,061,996	55,599	(106,353)	1,011,242
Property and equipment, net	—	—	22,491	935	—	23,426
Goodwill	—	—	613,204	32,399	—	645,603
Tradenames, net	—	—	43,615	—	—	43,615
Other intangibles, net	—	—	297,454	1,846	—	299,300
Investment in subsidiaries	501,199	1,476,906	35,407	—	(2,013,512)	—
Other assets, net	2,151	30,956	35,233	—	(197)	68,143

Total assets	$503,350	$1,507,862	$2,109,400	$90,779	$(2,120,062)	$2,091,329

	LIABILITIES & EQUITY
Current liabilities:
Accounts payable	$—	$—	$268,382	$1,720	$(4,425)	$265,677
Accrued payroll and employee costs	—	—	100,650	38,007	—	138,657
Intercompany payables	47,236	32,118	13,588	9,176	(102,118)	—
Deferred income taxes	—	—	75,985	32	—	76,017
Other accrued liabilities	—	12,273	117,507	6,166	(7)	135,939
Income taxes payable	—	—	1,802	271	—	2,073

Total current liabilities	47,236	44,391	577,914	55,372	(106,550)	618,363
Long-term debt, less current portion	—	962,272	637	—	—	962,909
Long-term deferred taxes	—	—	30,672	—	—	30,672
Other long-term liabilities	—	—	16,633	—	—	16,633
Noncontrolling interests	—	—	6,638	—	—	6,638
Equity	456,114	501,199	1,476,906	35,407	(2,013,512)	456,114

Total liabilities and equity	$503,350	$1,507,862	$2,109,400	$90,779	$(2,120,062)	$2,091,329

Delta Tucker Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidating Balance Sheet Information

December 30, 2011

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated

	ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$45,724	$24,481	$—	$70,205
Restricted cash	—	—	10,773	—	—	10,773
Accounts receivable, net	—	—	750,135	7,391	(4,770)	752,756
Intercompany receivables	—	—	176,207	9,196	(185,403)	—
Prepaid expenses and other current assets	—	—	87,401	792	684	88,877

Total current assets	—	—	1,070,240	41,860	(189,489)	922,611
Property and equipment, net	—	—	23,290	794	—	24,084
Goodwill	—	—	613,204	32,399	—	645,603
Tradenames, net	—	—	43,660	—	—	43,660
Other intangibles, net	—	—	308,786	1,954	—	310,740
Investment in subsidiaries	497,384	1,481,506	35,609	—	(2,014,499)	—
Other assets, net	2,017	32,864	33,002	—	(160)	67,723

Total assets	$499,401	$1,514,370	$2,127,791	$77,007	$(2,204,148)	$2,014,421

	LIABILITIES & EQUITY
Current liabilities:
Accounts payable	$—	$—	$276,547	$2,781	$(4,260)	$275,068
Accrued payroll and employee costs	—	—	100,578	28,449	—	129,027
Intercompany payables	47,102	120,637	9,196	8,468	(185,403)	—
Deferred income taxes	—	—	78,885	27	—	78,912
Other accrued liabilities	—	24,077	123,551	1,533	14	149,175
Income taxes payable	—	—	937	140	—	1,077

Total current liabilities	47,102	144,714	589,694	41,398	(189,649)	633,259
Long-term debt, less current portion	—	872,272	637	—	—	872,909
Long-term deferred taxes	—	—	23,136	—	—	23,136
Other long-term liabilities	—	—	27,632	—	—	27,632
Noncontrolling interests	—	—	5,186	—	—	5,186
Equity	452,299	497,384	1,481,506	35,609	(2,014,499)	452,299

Total liabilities and equity	$499,401	$1,514,370	$2,127,791	$77,007	$(2,204,148)	$2,014,421

Delta Tucker Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidating Statement of Cash Flow Information

For the Three Months Ended March 30, 2012

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net cash provided by / (used in) operating activities	$(134)	$(1,481)	$(23,322)	$15,532	$(547)	$(9,952)

Cash flows from investing activities:
Purchase of property and equipment	—	—	(1,777)	—	—	(1,777)
Contributions to equity method investees	—	—	(818)	—	—	(818)

Net cash used in investing activities	—	—	(2,595)	—	—	(2,595)

Cash flows from financing activities:
Borrowings on long-term debt	—	285,700	—	—	—	285,700
Payments on long-term debt	—	(195,700)	—	—	—	(195,700)
Borrowings related to financed insurance	—	—	5,041	—	—	5,041
Payments related to financed insurance	—	—	(13,860)	—	—	(13,860)
Payments of dividends to Parent	—	—	—	(821)	547	(274)
Net transfers from (to) Parent/subsidiary	134	(88,519)	92,069	(3,684)	—	—

Net cash provided by (used in) financing activities	134	1,481	83,250	(4,505)	547	80,907

Net increase in cash and cash equivalents	—	—	57,333	11,027	—	68,360
Cash and cash equivalents, beginning of period	—	—	45,724	24,481	—	70,205

Cash and cash equivalents, end of period	$—	$—	$103,057	$35,508	$—	$138,565

Delta Tucker Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidating Statement of Cash Flow Information

For The Three Months Ended April 1, 2011

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$10,945	$(298)	$2,989	$13,026	$(830)	$25,832

Cash flows from investing activities:
Purchase of property and equipment	—	—	(1,778)	—	—	(1,778)
Return of capital from equity method investees	—	—	1,497	—	—	1,497
Net transfers to Parent	—	—	—	(14,031)	14,031	—

Net cash (used in) provided by investing activities	—	—	(281)	(14,031)	14,031	(281)

Cash flows from financing activities:
Borrowings on long-term debt	—	55,600	—	—	—	55,600
Payments on long-term debt	—	(105,600)	—	—	—	(105,600)
Net transfers (to) from Parent/subsidiary	(10,945)	50,298	(25,322)	—	(14,031)	—
Payments of dividends to Parent	—	—	—	(1,245)	830	(415)
Other financing activities	—	—	(5,933)	—	—	(5,933)

Net cash (used in ) provided by financing activities	(10,945)	298	(31,255)	(1,245)	(13,201)	(56,348)

Net decrease in cash and cash equivalents	—	—	(28,547)	(2,250)	—	(30,797)
Cash and cash equivalents, beginning of period	—	—	46,106	6,431	—	52,537

Cash and cash equivalents, end of period	$—	$—	$17,559	$4,181	$—	$21,740

Note 13 — Subsequent Events

We evaluated subsequent events that occurred after the period end date through the date the financial statements were issued. We concluded that no subsequent events have occurred that require recognition or disclosure in our financial statements during the three months ended March 30, 2012.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our unaudited condensed consolidated financial condition and results of operations should be read in conjunction with the Delta Tucker Holdings, Inc. unaudited condensed consolidated financial statements, and the notes thereto, and other data contained elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis should also be read in conjunction with our audited consolidated financial statements, and notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2011 Annual Report. References to “Delta Tucker Holdings”, the “Company”, “we”, “our” or “us” refer to Delta Tucker Holdings, Inc. and its subsidiaries unless otherwise stated or indicated by context.

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

Reportable Segments

In January of 2012, our organizational structure was amended. As part of these changes, we re-aligned our Business Area Teams (“BATs”) into strategic business “Groups” reporting directly to the President of the Company. The prior three operating segments, Global Stabilization and Development Solutions (“GSDS”), Global Platform Support Solutions (“GPSS”) and Global Linguist Solutions (“GLS”) were re-aligned into six operating segments which include the LOGCAP (“LOGCAP”) Group, Aviation (“Aviation”) Group, Training and Intelligence Solutions (“TIS”) Group, Global Logistics & Development Solutions (“GLDS”) Group, Security Services (“Security”) Group and the GLS Group. Our Aviation operating segment provides services domestically and in foreign countries under contracts with the U.S. government and some foreign customers; whereas our LOGCAP IV, TIS, GLDS, Security and GLS operating segments primarily provide services in foreign countries with the U.S. government as the primary customer. All six segments operate principally within a regulatory environment subject to governmental contracting and accounting requirements, including Federal Acquisition Regulations, Cost Accounting Standards and audits by various U.S. federal agencies.

LOGCAP — This Group provides U.S. military operations and maintenance support. The LOGCAP Group operates under a single Indefinite Delivery, Indefinite Quantity (IDIQ) contract and is the U.S. Army component of the DoD’s initiative to award contracts to U.S. companies with a broad range of logistics capabilities in support of the U.S. and allied forces during combat, peacekeeping, humanitarian and training operations. Under LOGCAP IV, the U.S. Army contracts for us to perform selected services in theater to augment U.S. Army forces and release military units for other missions or to fill U.S. Army resource shortfalls.

Aviation — This Group provides worldwide maintenance of aircraft fleet and ground vehicles, which includes logistics support on aircraft and aerial firefighting services, weapons systems, and related support equipment to the DoD and other U.S. government agencies and direct contracts with foreign governments. This program also provides intra-theater transportation services for DoS personnel throughout Iraq and Afghanistan. This Group also provides foreign assistance programs to help foreign governments improve their ability to develop and implement national strategies and programs to prevent the production, trafficking, and abuse of illicit drugs. The International Narcotics and Law Enforcement (“INL”) Air Wing program and the Contract Field Teams (“CFT”) program are the most significant programs in our Aviation Group. The INL Air Wing program supports governments in multiple Latin American countries and provides support and assistance with interdiction services in Afghanistan. The CFT program deploys highly mobile, quick-response field teams to customer locations globally to supplement a customer’s workforce.

Training & Intelligence Solutions — This Group provides international policing and police training, judicial support, immigration support and base operations to a variety of international and national customers. Under this Group we also provide senior advisors and mentors to foreign governmental agencies reflecting capabilities across leadership, operations and training, intelligence, logistics,, personnel, and security. This Group also provides proprietary training courses, management consulting and discrete mission support services to the intelligence community and national security clients. As part of our proprietary training courses, we offer a highly specialized human intelligence (“HUMINT”) curriculum taught by cleared intelligence professionals to other intelligence, counterintelligence, special operations and law enforcement personnel. This includes the services we provide under key contracts such as the Afghanistan Ministry of Defense Program (“AMDP”), the Combined Security Transition Command Afghanistan (“CSTC-A”) program and the Civilian Police (“CivPol”) program.

Global Logistics and Development Solutions — This Group supports U.S. foreign policy and international development priorities by assisting in the development of stable and democratic governments, implementing anti-corruption initiatives and aiding the growth of democratic public and civil institutions. This Group also provides base operations support, engineering, supply and logistics, pre-positioned war reserve materials, facilities, marine maintenance services, program management services primarily for ground vehicles and contingency response on a worldwide basis. These services are provided to U.S. government agencies in both domestic and foreign locations, foreign government entities and commercial customers.

Security Solutions — This Group manages and operates complex security services, providing static security and personal protective details for U.S. and foreign diplomats, senior governmental officials and commercial clients, in hostile and austere environments. This Group’s core competencies include protective security details, static guard services, intelligence support and operating tactical operations centers, medical support, and emergency response capabilities.

Global Linguist Solutions — GLS is a joint venture between DynCorp International LLC and McNeil, in which we have a 51% ownership interest. GLS historically has had no other operations outside of performance on the Intelligence and Security Command (“INSCOM”) contract, which began services in 2008. GLS provides rapid recruitment, deployment and on-site management of interpreters and translators in-theatre for a wide range of foreign languages in support of the U.S. Army, unified commands attached forces, combined forces, and joint elements executing the Operation Iraqi Freedom (“OIF”) mission, and other U.S. government agencies supporting the OIF mission. During the year ended December 30, 2011, GLS was selected as one of six providers that will compete for task orders on the $9.7 billion Defense Language Interpretation Translation Enterprise (“DLITE”) contract. We have submitted a bid on one of the task orders related to the DLITE contract; however, final decision on this task order has not yet been issued by the customer.

Current Operation Conditions and Outlook

There have been no material changes to the Company’s industry outlook, economic conditions or internal strategy from those disclosed in the Company’s 2011 Annual Report.

Notable Events for the Three Months Ended March 30, 2012

•

In January 2012, we were awarded a contract with the U.S. Air Force to provide support services for the DoD and contractor personnel in Egypt. The contract is fixed price with a one year base and four one-year options with a total potential value of $95.0 million.

•

In January 2012, we became a subcontractor to Alenia to support the Air Force Security Assistance Center (“AFSAC”) G222/C27 A program. The time and materials contract has a two year base period with eight one-year options with a total contract value of $42.0 million.

•

In March 2012, we received a contract with the U.S. Army to provide a Maintenance Augmentation Team for the Kuwait Air Force AH-64D Apache helicopter maintenance program. The fixed price contract has one year base with four, one-year options and a total contract value of $25.4 million if all options are exercised.

•

In March 2012, we were awarded a contract with the U.S. Navy to provide facility support services for personnel from the Naval Mobile Construction Battalion unit in Dili, Timor-Leste. The fixed price, indefinite delivery/indefinite quantity (“IDIQ”) contract has a one base year with four one-year options.

•

In April 2012, we were awarded a contract with National Aeronautics and Space Administration (“NASA”) to provide aircraft maintenance and operational support services at various locations. The contract is fixed price—award fee / cost plus award fee with a one year and four months base and two, two year option periods and a total potential value of $176.9 million.

Contract Types

Our business generally is performed under fixed-price, time-and-materials or cost-reimbursement contracts. Each contract type is described below:

•

Fixed-Price Type Contracts: In a fixed-price contract, the price is not subject to adjustment based on costs incurred, which can favorably or adversely impact our profitability depending upon our execution in performing the contracted service. Our fixed-price contracts may include firm fixed-price, fixed-price with economic adjustment, and fixed-price incentive elements.

•	Time-and-Materials Type Contracts: Time-and-materials type contracts provide for acquiring supplies or services on the basis of direct labor hours at fixed hourly/daily rates plus materials at cost.

•

Cost-Reimbursement Type Contracts: Cost-reimbursement type contracts provide for payment of allowable incurred costs, to the extent prescribed in the contract, plus a fixed-fee, award-fee or incentive-fee or a combination. Award-fees or incentive-fees are generally based upon various objective and subjective criteria, such as aircraft mission capability rates and meeting cost targets. Award fees are excluded from estimated total contract revenue until a reasonably determinable estimate of award fees can be made.

A single contract may be performed under one or more of the contract types discussed above. Any of these three types of contracts may be executed under an IDIQ contract, which are often awarded to multiple contractors. An IDIQ contract does not represent a firm order for services. As a result, the exact timing and quantity of delivery and pricing mechanism for IDIQ profit centers are not known at the time of contract award and could contain any type of pricing mechanism. Our CivPol, CFT and LOGCAP IV programs are three examples of IDIQ contracts.

Our historical contract mix by type, as a percentage of revenue, is indicated in the table below.

	Three Months Ended March 30, 2012	Three Months Ended April 1, 2011
Fixed-Price	15%	19%
Time-and-Materials	11%	15%
Cost-Reimbursement	74%	66%

Total	100%	100%

Cost-reimbursement type contracts typically perform at lower margins than other contract types but carry lower risk of loss. Because the LOGCAP IV contract is predominantly a cost-reimbursement type contract, we anticipate that revenue from these cost-reimbursement contracts will continue to represent a large portion of our business in future years.

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

The following table sets forth our approximate backlog as of the dates indicated:

	As Of
	March 30, 2012	December 30, 2011
	(Amounts in millions)
Funded backlog	$1,365	$1,480
Unfunded backlog	3,597	4,261

Total	$4,962	$5,741

Total backlog as of March 30, 2012 was $5.0 billion, as compared to $5.7 billion as of December 30, 2011. The decrease in backlog was due to revenue recognized on current programs partially offset by new contract wins within the GLDS Group and the Aviation Group during the three months ended March 30, 2012.

Results of Operations

Delta Tucker Holdings, Inc. Results of Operations – Consolidated Three Months Ended March 30, 2012 compared to Three Months Ended April 1, 2011

The following tables set forth our unaudited consolidated results of operations, both in dollars and as a percentage of revenue:

(Amounts in thousands)	Three Months Ended March 30, 2012		Three Months Ended April 1, 2011
Revenue	$1,047,066	100.0%	$884,324	100.0%
Cost of services	(966,610)	(92.3)%	(806,191)	(91.2)%
Selling, general and administrative expenses	(38,151)	(3.6)%	(37,527)	(4.2)%
Depreciation and amortization expense	(12,560)	(1.2)%	(13,131)	(1.5)%
Earnings from equity method investees	210	—%	4,726	0.5%

Operating (loss) income	29,955	2.9%	32,201	3.6%
Interest expense	(21,690)	(2.1)%	(23,506)	(2.6)%
Loss on early extinguishment of debt	—	—%	(2,397)	(0.3)%
Interest income	38	—%	75	—%
Other income, net	3,373	0.3%	2,848	0.3%

Income before income taxes	11,676	1.1%	9,221	1.0%
Benefit (provision) for income taxes	(4,797)	(0.5)%	(3,575)	(0.4)%

Net income	6,879	0.6%	5,646	0.6%
Noncontrolling interest	(1,304)	(0.1)%	(738)	(0.1)%

Net income attributable to Delta Tucker Holdings, Inc.	$5,575	0.5%	$4,908	0.5%

Revenue — Revenue for the three months ended March 30, 2012 was $1,047.1 million, an increase of $162.7 million, or 18.4%, compared to the three months ended April 1, 2011. The increase was primarily driven by the increase in revenue earned under our LOGCAP Group, Aviation Group and the TIS Group, which together comprised approximately 90% of total consolidated revenue. See further discussion of our revenue results in the “Results by Segment” section below.

Cost of services — Cost of services are comprised of direct labor, direct material, overhead, subcontractor, travel, supplies and other miscellaneous costs. Cost of services for the three months ended March 30, 2012 was $966.6 million, an increase of $160.4 million, or 19.9%, compared to the three months ended April 1, 2011. The increase in Cost of services was due to the growth in our business and was relatively consistent with the increase in revenue. As a percentage of revenue, Cost of services was 92.3% and 91.2% during the three months ended March 30, 2012 and the three months ended April 1, 2011, respectively. The increase in Cost of services as a percentage of revenue was primarily driven by our LOGCAP IV program which is a cost-reimbursable contract that operates at lower margins and performance challenges in our Security Services programs. See further discussion of the impact of program margins in the “Results by Segment” section below.

Selling, general and administrative expenses (“SG&A”) — SG&A primarily relates to functions such as management, legal, financial accounting, contracts and administration, human resources, management information systems, purchasing, and business development. SG&A increased by $0.6 million, or 1.7%, to $38.2 million during the three months ended March 30,

2012 compared to the three months ended April 1, 2011. As a percentage of revenue, SG&A was 3.6% and 4.2%, during the three months ended March 30, 2012 and April 1, 2011, respectively. As a percentage of revenue, SG&A decreased for the three months ended March 30, 2012 primarily as a result of non-recurring severance and realignment costs and non-cash retention bonus expenses incurred during the three months ended April 1, 2011.

Depreciation and amortization — Depreciation and amortization during the three months ended March 30, 2012, was $12.6 million, a decrease of $0.6 million, or 4.3%, as compared with depreciation and amortization during the three months ended April 1, 2011. The decrease was primarily the result of non-compete agreements becoming fully amortized during the second half of the year ended December 30, 2011.

Earnings from equity method investees — Earnings from operationally integral unconsolidated affiliates for the three months ended March 30, 2012 was $0.2 million, a decrease of $4.5 million or 95.6% as compared with the three months ended April 1, 2011. The decrease for the three months ended March 30, 2012 was primarily the result of the decrease in GLS earnings. In September of 2011, we recorded an impairment of our investment in GLS resulting in us no longer recognizing any such earnings, until we receive cash through dividend distribution. See Note 10 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion.

Interest expense — Interest expense for the three months ended March 30, 2012 was $21.7 million, a decrease of $1.8 million, or 7.7%, compared to the three months ended April 1, 2011. The decrease was primarily due to the reduction of the principal balance of our Term Loan as a result of the $147.3 million in principal prepayments made during the year ended December 30, 2011.

Other Income, net — Other Income, net includes our share of earnings from unconsolidated joint ventures that are not operationally integral to our business as well as gains/losses from foreign currency and asset sales. Other Income, net during the three months ended March 30, 2012 was $3.4 million, an increase of $0.5 million, or 18.4%, compared to the three months ended April 1, 2011. The increase in Other Income, net was primarily driven by an increase in earnings from our unconsolidated joint venture, Babcock, resulting from an increase in the scope of services at the beginning of calendar year 2012.

Income Taxes — Our effective tax rate consists of federal and state statutory rates and certain permanent differences. The effective tax rate for the three months ended March 30, 2012 was 41.1%, as compared to 38.8% for the three months ended April 1, 2011. The increase in the tax rates was due primarily to the change in our deferred tax assets during the quarter, as a result of a discrete item noted for the three months ended March 30, 2012.

Results by Segment–Three Months Ended March 30, 2012 Compared to Three Months Ended April 1, 2011

The following tables set forth the revenue for our operating segments, both in dollars and as a percentage of our consolidated revenue as well as operating income for our operating segments along with segment operating margin, during the three months ended March 30, 2012, as compared to the three months ended April 1, 2011.

(Amounts in thousands)	Three Months Ended March 30, 2012		Three Months Ended April 1, 2011
Revenue
LOGCAP	$478,046	45.1%	$379,857	37.7%
Aviation	306,415	28.9%	260,626	25.9%
Training & Intelligence Solutions	156,598	14.8%	153,173	15.2%
Global Logistics & Development Solutions	79,143	7.5%	71,811	7.1%
Security Services	23,877	2.3%	14,451	1.4%
GLS	14,990	1.4%	126,406	12.7%

Total segments	1,059,069	100.0%	1,006,324	100.0%
GLS deconsolidation(2)	(14,990)		(126,406)
Headquarters/eliminations(1)	2,987		4,406

Consolidated revenue	$1,047,066		$884,324

Operating Income
LOGCAP	$16,918	3.5%	$11,774	3.1%
Aviation	22,506	7.3%	12,255	4.7%
Training & Intelligence Solutions	4,947	3.2%	10,239	6.7%
Global Logistics & Development Solutions	5,312	6.7%	3,721	5.2%
Security Services	(6,634)	(27.8)%	1,347	9.3%
GLS	757	5.1%	9,164	7.2%

Total segments	43,806	4.1%	48,500	4.8%
GLS deconsolidation(2)	(757)		(9,164)
Headquarters/eliminations(3)	(13,094)		(7,135)

Consolidated operating income	$29,955		$32,201

(1)	Headquarters revenue primarily represents revenue earned on shared service arrangements for general and administrative services provided to unconsolidated joint ventures at zero profit.
(2)	The Company deconsolidated GLS effective July 7, 2010.
(3)	The Headquarters portion of operating income primarily relates to amortization of intangible assets and other costs that are not allocated to segments and are not billable to our U.S. government customers, partially offset by equity method investee income.

LOGCAP

Revenue of $478.0 million increased $98.2 million, or 25.8%, during the three months ended March 30, 2012 compared to the three months ended April 1, 2011 primarily as a result of increased demand for services under the Afghanistan task order. The LOGCAP Group comprises task orders that are primarily cost-reimbursable and provide for payment of allowable incurred costs, to the extent prescribed in the contract, plus a fixed base fee and an award fee. We accrue award fees when we can make reasonable estimates for determining the total estimated contract revenue. In the aggregate, we recorded a favorable adjustment of $5.9 million for the three months ended March 30, 2012 as the award fee determination communication received from the customer was higher than our original estimate of the LOGCAP IV award fee scores.

Operating income of $16.9 million increased $5.1 million, or 43.7%, for the three months ended March 30, 2012 compared to $11.8 million in operating income for the three months ended April 1, 2011 as a result of the increase in volume as discussed above. As a percentage of revenue, operating income was 3.5%, for the three months ended March 30, 2012, compared to 3.1%, for three months ended April 1, 2011, an increase primarily due to higher award fee accruals.

Aviation

Revenue of $306.4 million increased $45.8 million, or 17.6%, during the three months ended March 30, 2012, compared to the three months ended April 1, 2011. The increase was primarily the result of the increase in demand for the services under the INL Air Wing intra-theater transportation and construction services in Iraq. We also benefited during the three months ended March 30, 2012 from contract wins during the third quarter of 2011 including the Naval Test Wing Patuxent River MD (“Pax River”) contract and new task orders under the CFT program, specifically the Regional Aviation Support Management—West (“RASM-W”), Theater Aviation Support Management—Europe (“TASM-E”), and Fort Drum and Fort Campbell contracts. We also continue to experience improved performance under our Counter Narcoterrorism Technology Program Officer (“CNTPO”) contract. These increases were offset by the impact of the loss of the Life Cycle Support Services (“LCCS”) programs during the three months ended April 1, 2011.

Operating income of $22.5 million increased $10.3 million, or 83.6%, during the three months ended March 30, 2012 compared to the three months ended April 1, 2011, primarily as a result of the increase in revenue, higher profitability on the CFT programs and certain non-recurring charges in the prior year related to program specific severance costs and a write-down of inventory on the LCCS program. The higher profitability on CFT and the non-recurring charges in the prior year also resulted in an improvement in operating income as a percentage of revenue, which increased to 7.3%, for the three months ended March 30, 2012, compared to 4.7%, from the three months ended April 1, 2011.

Training and Intelligence Solutions

Revenue of $156.6 million increased $3.4 million, or 2.2%, during the three months ended March 30, 2012 compared to the three months ended April 1, 2011. The increase was primarily driven by increase in revenue on the AMDP and CSTC-A programs. The AMDP program began operations during the three months ended April 1, 2011 but was not fully operational until the third quarter of 2011. This program substantially replaced the CivPol Afghanistan program from the prior year. The increase in revenue was partially offset by declines in our CivPol program, which is ramping down and the loss of revenue on the Multi-National Security Transition Command—IRAQ (“MNSTC-I”) program, which concluded during calendar year 2011.

Operating income of $4.9 million decreased $5.3 million, or 51.7%, during the three months ended March 30, 2012, compared to the three months ended April 1, 2011, primarily as a result of the contract mix within this Group containing more programs operating at lower margins in comparison to the prior year. As mentioned above, the AMDP program substantially replaced the CivPol Afghanistan program, carrying lower margins as a cost-reimbursable contract with certain components not eligible for fee as compared to the more favorable contract structure under the CivPol Afghanistan program. This change also drove the decrease in operating income as a percentage of revenue to 3.2%, for the three months ended March 30, 2012, from 6.7%, in the prior year. The decrease in operating income was partially offset by non-recurring severance costs incurred during the three months ended April 1, 2011.

Global Logistics & Development Solutions

Revenue of $79.1 million increased $7.3 million, or 10.2%, during the three months ended March 30, 2012 compared to the three months ended April 1, 2011, primarily as a result of the increase in operations under the Oshkosh Defense contract, awarded during the second quarter of calendar year 2011. The increase in revenue was also driven by the growth on the War Reserve Materiel (“WRM”), Navistar Defense and the contract for the Democratic Republic of Congo and Somalia under the Africa Peacekeeping Program (“AFRICAP”). These increases were partially offset by reduced volume under the Air Force Contract Augmentation Program (“AFCAP”) and the completion of certain contracts by our subsidiary Casals & Associates, Inc.

Operating income of $5.3 million increased $1.6 million, or 42.8%, during the three months ended March 30, 2012 compared to the three months ended April 1, 2011 primarily as a result of the positive margin contribution from the Oshkosh Defense program, in addition to the increase in service demand under the AFRICAP program. As a percentage of revenue, operating income was 6.7%, for the three months ended March 30, 2012, compared to 5.2%, from the three months ended April 1, 2011, as a result of certain contracts operating at higher margins.

Security Services

Revenue of $23.9 million increased $9.4 million, or 65.2%, during the three months ended March 30, 2012 compared to the three months ended April 1, 2011 primarily as a result of the replacement of the Worldwide Personal Protection Program (“WPPS”) with the higher volume Worldwide Protective Services (“WPS”) program during calendar year 2011, and the addition of a new program, Chemonics which became fully operational during the three months ended March 30, 2012.

Operating loss of $6.6 million for the three months ended March 30, 2012, from Operating income of $1.3 million, for the three months ended April 1, 2011, was primarily the result of the WPPS program ending in late 2011, and performance challenges such as staffing issues, additional transition costs and customer process impediments, on the WPS and Camp Bondsteel.

GLS

Revenue of $15.0 million decreased $111.4 million, or 88.1%, during the three months ended March 30, 2012 compared to the three months ended April 1, 2011, primarily as a result of the reduction in deployed linguists under the INSCOM contract in support of U.S. troop levels in Iraq as the war came to an end in December 2011.

Operating income of $0.8 million decreased $8.4 million, or 91.7%, during the three months ended March 30, 2012 compared to the three months ended April 1, 2011, primarily as a result of the reduction in volume under the INSCOM contract as discussed above.

Liquidity and Capital Resources

Cash generated by operations and borrowings available under our senior secured credit facility (“Senior Credit Facility”) are our primary sources of short-term liquidity (refer to Note 7 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more detail). We believe our cash flow from operations and our available borrowings will be adequate to meet our liquidity needs for the next twelve months. However, access to our Revolver is dependent upon our meeting financial and non-financial covenants, summarized below, and our cash flow from operations is heavily dependent upon billing and collection of our accounts receivable. Significant changes or limitations in collections or loss of our ability to access our revolver could materially negatively impact liquidity and our ability to fund our working capital needs. Our primary use of short-term liquidity includes debt service and working capital needs sufficient to pay for materials, labor, services or subcontractors prior to receiving payments from our customers. There can be no assurance that sufficient capital will continue to be available in the future or that it will be available at terms acceptable to us. Failure to meet covenant obligations could result in elimination of access to our Senior Credit Facility, which would materially affect our future expansion strategies and our ability to meet our operational obligations.

Management believes Days Sales Outstanding (“DSO”) is an appropriate way to measure our billing and collections effectiveness. DSO measures the efficiency in collecting our receivables as of the period end date and is calculated based on average daily revenue for the most recent quarter and accounts receivable, net of customer advances, as of the balance sheet date. DSO as of March 30, 2012 was 68 days as compared to 69 days as of December 30, 2011.

We expect our cash position for the remainder of calendar year 2012 to be positively impacted by improvements in the payment cycle for our receivables, which will be partially offset by working capital increases from growth in the business and our interest payments on the Senior Credit Facility and the senior unsecured notes (“Senior Unsecured Notes”). Interest payments are expected to be far less during calendar year 2012 as a result of the $147.3 million principal prepayments made during the year ended December 30, 2011.

We have sufficient net operating losses (“NOLs”) and foreign tax credit carryovers to offset our federal income tax liability for calendar year 2012. As such, we do not expect to make any federal income tax payments for calendar year 2012.

Cash Flow Analysis

(Amounts in thousands)	Three Months Ended March 30, 2012	Three Months Ended April 1, 2011
Net cash (used in) provided by operating activities	$(9,952)	$25,832
Net cash used in investing activities	(2,595)	(281)
Net cash provided by (used in) financing activities	80,907	(56,348)

Cash Flows

Cash used in operating activities during the three months ended March 30, 2012 was $10.0 million as compared to cash provided by operating activities of $25.8 million during the three months ended April 1, 2011. On a comparative basis, cash flow from operations during the three months ended March 30, 2012 was lower than during the three months ended April 1, 2011 due to lower distributions from affiliates and the absence of significant tax refunds, partially offset by positive changes in working capital. Cash used in operations for the three months ended March 30, 2012 was primarily due to an increase in working capital resulting from the growth in revenue out pacing our accounts receivables collections well as cash expended to reduce our accounts payable, partially offset by a release of restricted cash and the utilization of prepaid expenses. Cash provided by operating activities during the three months ended April 1, 2011 benefited from $46.0 million in refunds primarily related to the approved change in accounting method (“CIAM”) with the Internal Revenue Service (“IRS”) partially offset by slower collections of accounts receivable due the ongoing billing efforts with the DoS and DoD.

Cash used in investing activities during the three months ended March 30, 2012 and April 1, 2011 was $2.6 million and $0.3 million, respectively. Cash used investing activities during the three months ended March 30, 2012 was primarily the result of fixed asset purchases and capital contributions to the PaTH and Mission Readiness joint ventures. Cash used in investing activities during the three months ended April 1, 2011 was primarily the result of fixed asset and software purchases, partially offset by a $1.5 million return of capital from the CRS joint venture.

Cash provided by financing activities during the three months ended March 30, 2012 was $80.9 million compared to $56.3 million of cash used in financing activities during the three months ended April 1, 2011. Cash provided by financing activities during the three months ended March 30, 2012 was primarily the result of $90.0 million of borrowings under our Revolver to provide additional liquidity as we completed our financial statements. Cash used in financing activities during the three months ended April 1, 2011 was primarily driven by a $48.6 million prepayment on our Term Loan in addition to a $1.4 million quarterly principal payment.

Financing

As of March 30, 2012, our debt was comprised of (i) $417.3 million of a Term Loan principal associated with our Senior Credit Facility, (ii) $455.0 million of Senior Unsecured Notes and (iii) $0.6 million of senior subordinated notes. We also had Revolver borrowings during the three months ended March 30, 2012 with the maximum amount borrowed of $90.0 million and $90.0 million outstanding as of March 30, 2012. These borrowings were for working capital requirements resulting primarily from the timing of customer collections, vendor disbursements and to provide short term liquidity as we continued work on closing the financials for 2011 and completed the filing of our 2011 Annual Report. As of March 30, 2012 and December 30, 2011, the additional available borrowing capacity under the Senior Credit Facility was approximately $20.2 million and $109.6 million, respectively, which gives effect to $39.8 million and $40.4 million, respectively, in letters of credit.

The Senior Credit Facility includes a $570 million Term Loan facility (“Term Loan”) running from July 7, 2010 through July 7, 2016 with a $150 million revolving credit facility (“Revolver”) running from July 7, 2010 through July 7, 2014. In October of 2011, we made a principal prepayment of $48.7 million under the Senior Credit Facility that eliminated all future quarterly amortization payments until maturity.

We incur quarterly interest payments on both the Term Loan and the Revolver comprised of (i) Revolver borrowings, (ii) letter of credit commitments and (iii) unused commitment fees. Refer to Note 7 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information related to the Senior Credit Facility.

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

In addition to the Senior Credit Facility and Senior Unsecured Notes, $0.6 million of our pre-merger 9.5% senior subordinated notes remain outstanding as of March 30, 2012.

The weighted-average interest rate as of March 30, 2012 for our debt was 8.4%, excluding the impact of deferred financing fees. There were no interest rate hedges in place during the three months ended March 30, 2012.

Debt Covenants and Other Matters

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

In addition, the Senior Credit Facility stipulates a maximum total leverage ratio, as defined in the Senior Credit Facility, and minimum interest coverage ratio, as defined in the Senior Credit Facility, that we must maintain. As of March 30, 2012, we were in compliance with our financial covenants.

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

In the event we fail to comply with the covenants specified in the Senior Credit Facility and the Indenture governing our Senior Unsecured Notes, we may be in default. As of December 30, 2011, the Company was in compliance with all of its debt agreements.

As of March 30, 2012, we were in default under our Senior Credit Facility in connection with the failure to deliver to the Administrative Agent the financial statements, reports and other documents as required with respect to the fiscal year ended December 30, 2011. The default was cured with the filing of the 2011 Annual Report to the SEC on April 9, 2012 and did not impact any other debt.

Non-GAAP Measures

We define EBITDA as GAAP net income attributable to Delta Tucker Holdings, Inc. adjusted for interest expense, taxes and depreciation and amortization. Adjusted EBITDA is calculated by adjusting EBITDA for the items described in the table below. We use EBITDA and Adjusted EBITDA as supplemental measures in the evaluation of our business and believe that EBITDA and Adjusted EBITDA provide a meaningful measure of operational performance on a consolidated basis because it eliminates the effects of period to period changes in taxes, costs associated with capital investments and interest expense and is consistent with one of the measures we use to evaluate management’s performance for incentive compensation. In addition, Adjusted EBITDA as presented in the table below corresponds to the definition of Consolidated EBITDA used in the Senior Secured Credit Facilities and the definition of EBITDA used in the Indenture governing the Senior Unsecured Notes to test the permissibility of certain types of transactions, including debt incurrence. Neither EBITDA nor Adjusted EBITDA is a financial measure calculated in accordance with GAAP. Accordingly, they should not be considered in isolation or as substitutes for net income attributable to Delta Tucker Holdings, Inc. or other financial measures prepared in accordance with GAAP.

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

The following table provides a reconciliation of net income attributable to Delta Tucker Holdings, Inc. and EBITDA and Adjusted EBITDA for the periods included below:

Delta Tucker Holdings, Inc.

Unaudited Adjusted EBITDA

	Delta Tucker Holdings, Inc.
	Three Months Ended March 30, 2012	Three Months Ended April 1, 2011
(Amounts in thousands)	(unaudited)
Net income attributable to Delta Tucker Holdings, Inc.	$5,575	$4,908
Provision for income tax	4,797	3,575
Interest expense, net of interest income	21,652	23,431
Depreciation and amortization(1)	12,956	13,523

EBITDA	$44,980	$45,437
Non-recurring or unusual gains or losses or income or expenses and non-cash impairments (2)	215	3,320
Changes due to fluctuation in foreign exchange rates	80	10
Earnings from affiliates not received in cash	(3,101)	7
Employee non-cash compensation, severance, and retention expense	924	7,375
Management fees (3)	177	454
Acquisition accounting and Merger-related items (4)	(1,851)	(1,052)
Other	(42)	3

Adjusted EBITDA	$41,382	$55,554

(1)	Amount includes certain depreciation and amortization amounts which are classified as Cost of services in our Unaudited Condensed Consolidated Statements of Operations.
(2)	Includes certain income and expense items, as defined in the Indenture.
(3)	Amount represents management fees paid to Cerberus Operations and Advisory Company.
(4)	Includes the amortization of intangibles arising pursuant to ASC 805 -Business Combination.

Off Balance Sheet Arrangements

As of March 30, 2012, we did not have any material off-balance sheet arrangements as defined under SEC rules.

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

For a discussion of our critical accounting policies and estimates, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements included in the Company’s 2011 Annual Report. Our accounting policies and any new accounting pronouncements are further discussed in Note 1 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Accounting Developments

We have presented the information about accounting pronouncements not yet implemented in Note 1 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There has been no significant change in our exposure to market risk during the three months ended March 30, 2012. For discussion of our exposure to market risk, refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk contained in the Company’s 2011 Annual Report.

ITEM 4.	CONTROLS AND PROCEDURES.

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

Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Act, for the period ended March 30, 2012. Based on the evaluation performed, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting (as such term is defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

ITEM 1.	LEGAL PROCEEDINGS.

Information related to various commitments and contingencies is described in Note 8 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

ITEM 1A.	RISK FACTORS.

There have been no material changes in risk factors from those described in “Risk Factors” disclosed in our 2011 Annual Report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, the Quarterly Report on Form 10-Q.

Exhibit No.	Description

31.1*	Certification of the Chief Executive Officer of Delta Tucker Holdings, Inc. pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer of Delta Tucker Holdings, Inc. pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS XBRL**	Instance document

101.SCH XBRL**	Taxonomy Extension Schema

101.CAL XBRL**	Taxonomy Extension Calculation Linkbase

101.DEF XBRL**	Taxonomy Extension Definition Linkbase

101.LAB XBRL**	Taxonomy Extension Labels Linkbase

101.PRE XBRL**	Taxonomy Extension Presentation Linkbase

*	Filed herewith
**	Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these data files are deemed not filed and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2012	DELTA TUCKER HOLDINGS, INC.

/s/ William T. Kansky
William T. Kansky
Senior Vice President and Chief Financial Officer