Form 10-Q
period 2012-06-29
Delta Tucker Holdings, Inc.
filed 2012-08-13
CIK 1514226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2012

or

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

As of August 13, 2012, the registrant had 100 shares of its Class A common stock outstanding.

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

•

our dependence on customers within the defense industry and business risks related to that industry, including changing priorities or reductions in the annual U.S. Department of Defense (“DoD”) budgets and the outcome of potential additional reductions due to the sequestration process;

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

Calendar Year

We report the results of our operations using a 52-53 week basis ending on the Friday closest to December 31. Included in this Quarterly Report are our unaudited condensed consolidated statements of operations and comprehensive income for the three and six months ended June 29, 2012 and July 1, 2011, the related statements of equity and cash flows for the six months ended June 29, 2012 and July 1, 2011 and the unaudited condensed consolidated balance sheets as of June 29, 2012 and December 30, 2011.

PART I. FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS.

Delta Tucker Holdings, Inc.

Unaudited Condensed Consolidated Statements of Operations

(Amounts in thousands)	Three Months Ended June 29, 2012	Three Months Ended July 1, 2011	Six Months Ended June 29, 2012	Six Months Ended July 1, 2011
Revenue	$961,089	$918,724	$2,008,155	$1,803,048
Cost of services	(873,091)	(848,876)	(1,839,701)	(1,655,067)
Selling, general and administrative expenses	(38,324)	(31,834)	(76,475)	(69,361)
Depreciation and amortization expense	(12,659)	(12,843)	(25,219)	(25,974)
Earnings from equity method investees	13	3,210	223	7,936

Operating income	37,028	28,381	66,983	60,582
Interest expense	(21,736)	(23,195)	(43,427)	(46,701)
Loss on early extinguishment of debt	(783)	—	(783)	(2,397)
Interest income	35	64	73	139
Other income, net	1,326	1,259	4,700	4,107

Income before income taxes	15,870	6,509	27,546	15,730
Provision for income taxes	(5,555)	(2,516)	(10,351)	(6,091)

Net income	10,315	3,993	17,195	9,639
Noncontrolling interests	(1,324)	(667)	(2,629)	(1,405)

Net income attributable to Delta Tucker Holdings, Inc.	$8,991	$3,326	$14,566	$8,234

See notes to unaudited condensed consolidated financial statements.

Delta Tucker Holdings, Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Income

(Amounts in thousands)	Three Months Ended June 29, 2012	Three Months Ended July 1, 2011	Six Months Ended June 29, 2012	Six Months Ended July 1, 2011
Net income	$10,315	$3,993	$17,195	$9,639
Other comprehensive income:
Currency translation adjustment	(345)	(105)	(149)	296

Other comprehensive income, before tax	(345)	(105)	(149)	296
Income tax expense related to items of other comprehensive income	113	(40)	52	(165)

Other comprehensive income	(232)	(145)	(97)	131

Comprehensive income	10,083	3,848	17,098	9,770
Noncontrolling interests	(1,324)	(667)	(2,629)	(1,405)

Comprehensive income attributable to Delta Tucker Holdings, Inc.	$8,759	$3,181	$14,469	$8,365

See notes to unaudited condensed consolidated financial statements.

Delta Tucker Holdings, Inc.

Unaudited Condensed Consolidated Balance Sheets

	As of
(Amounts in thousands, except share data)	June 29, 2012	December 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$77,581	$70,205
Restricted cash	1,659	10,773
Accounts receivable, net of allowances of $1,619 and $1,947, respectively	808,061	752,756
Prepaid expenses and other current assets	66,393	88,877

Total current assets	953,694	922,611
Property and equipment, net	22,424	24,084
Goodwill	645,603	645,603
Tradenames, net	43,571	43,660
Other intangibles, net	289,382	310,740
Other assets, net	58,568	67,723

Total assets	$2,013,242	$2,014,421

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$637	$—
Accounts payable	282,060	275,068
Accrued payroll and employee costs	137,996	129,027
Deferred income taxes	67,619	78,912
Accrued liabilities	152,028	149,175
Income taxes payable	1,871	1,077

Total current liabilities	642,211	633,259
Long-term debt, less current portion	842,272	872,909
Long-term deferred taxes	44,014	23,136
Other long-term liabilities	13,354	27,632

Total liabilities	1,541,851	1,556,936
Commitments and contingencies
Equity:
Common stock, $0.01 par value – 1,000 shares authorized and 100 shares issued and outstanding at June 29, 2012 and December 30, 2011, respectively.	—	—
Additional paid-in capital	549,161	550,951
Accumulated deficit	(84,027)	(98,593)
Accumulated other comprehensive income (loss)	(156)	(59)

Total equity attributable to Delta Tucker Holdings, Inc.	464,978	452,299
Noncontrolling interests	6,413	5,186

Total equity	471,391	457,485

Total liabilities and equity	$2,013,242	$2,014,421

See notes to unaudited condensed consolidated financial statements.

Delta Tucker Holdings, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)	Six Months Ended June 29, 2012	Six Months Ended July 1, 2011
Cash flows from operating activities
Net income	$17,195	$9,639
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,040	26,797
Loss on early extinguishment of debt	783	2,397
Amortization of deferred loan costs	3,891	4,145
Earnings from equity method investees	(4,100)	(10,630)
Distributions from affiliates	1,733	12,587
Deferred income taxes	8,282	4,179
Other	(3,421)	1,304
Changes in assets and liabilities:
Restricted cash	9,114	3,306
Accounts receivable	(55,104)	(17,028)
Prepaid expenses and other current assets	20,891	35,744
Accounts payable and accrued liabilities	24,956	(45,843)
Income taxes receivable	2,497	49,559

Net cash provided by operating activities	52,757	76,156

Cash flows from investing activities
Purchase of property and equipment, net	(2,227)	(1,510)
Proceeds from sale of property, plant and equipment	8	45
Purchase of software	(1,095)	(1,364)
Return of capital from equity method investees	5,600	9,147
Contributions to equity method investees	(1,479)	—

Net cash provided by investing activities	807	6,318

Cash flows from financing activities
Borrowings on long-term debt	293,200	214,300
Payments on long-term debt	(323,200)	(265,603)
Borrowings related to financed insurance	5,041	—
Payments related to financed insurance	(20,955)	(9,888)
Payment of dividends to noncontrolling interests	(274)	(784)

Net cash used in financing activities	(46,188)	(61,975)

Net increase in cash and cash equivalents	7,376	20,499
Cash and cash equivalents, beginning of period	70,205	52,537

Cash and cash equivalents, end of period	$77,581	$73,036

Income taxes received, net of payments	$476	$44,745
Interest paid	$38,776	$65,108

See notes to unaudited condensed consolidated financial statements.

Delta Tucker Holdings, Inc.

Unaudited Condensed Consolidated Statement of Equity

(Amounts in thousands)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Equity Attributable to Delta Tucker Holdings, Inc.	Noncontrolling Interest	Total Equity
Balance at December 30, 2011	—	$—	$550,951	$(98,593)	$(59)	$452,299	$5,186	$457,485
Comprehensive income attributable to Delta Tucker Holdings, Inc.			—	14,566	(97)	14,469	—	14,469
Noncontrolling interests			—	—	—	—	2,629	2,629
DIFZ financing, net of tax			208	—	—	208	—	208
Distribution to affiliates of Parent			(1,998)	—	—	(1,998)	696	(1,302)
Dividends declared to noncontrolling interests	—	—	—	—	—	—	(2,098)	(2,098)

Balance at June 29, 2012	—	$—	$549,161	$(84,027)	$(156)	$464,978	$6,413	$471,391

(Amounts in thousands)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Equity Attributable to Delta Tucker Holdings, Inc.	Noncontrolling Interest	Total Equity
Balance at December 31, 2010	—	$—	$550,492	$(37,659)	$142	$512,975	$4,351	$517,326
Comprehensive income attributable to Delta Tucker Holdings, Inc.			—	8,234	131	8,365	—	8,365
Noncontrolling interests			—	—	—	—	1,405	1,405
DIFZ financing, net of tax			223	—	—	223	—	223
Dividends declared to noncontrolling interests			—	—	—	—	(1,569)	(1,569)

Balance at July 1, 2011	—	$—	$550,715	$(29,425)	$273	$521,563	$4,187	$525,750

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

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to fairly present our financial position as of June 29, 2012 and December 30, 2011, the results of operations for the three and six months ended June 29, 2012 and July 1, 2011 and cash flows for the six months ended June 29, 2012 and July 1, 2011 have been included. The results of operations for the three and six months ended June 29, 2012, and the cash flows for the six months ended June 29, 2012 and July 1, 2011, are not necessarily indicative of the results to be expected for the full calendar year or for any future periods. We use estimates and assumptions required for preparation of the financial statements. The estimates are primarily based on historical experience and business knowledge and are revised as circumstances change. However, actual results could differ from the estimates.

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

Noncontrolling interest

We record the impact of our partners’ interest in less than wholly owned consolidated joint ventures as noncontrolling interest. Currently, DynCorp International FZ-LLC (“DIFZ”) is our only consolidated joint venture for which we do not own 100% of the entity. On March 15, 2012, we entered into a non-cash dividend distribution transaction with Cerberus Series Four Holdings, LLC and Cerberus Partners II, L.P., in which we distributed half of our 50% ownership in DIFZ. We now hold 25% ownership interest in DIFZ. We continue to consolidate DIFZ as we still exercise power over activities that significantly impact DIFZ’s economic performance and have the obligation to absorb losses or receive benefits of DIFZ that could potentially be significant to DIFZ. Noncontrolling interest is presented on the face of the statement of operations as an increase or reduction in arriving at “Net income attributable to Delta Tucker Holdings, Inc.” Noncontrolling interest on the balance sheet is located in the equity section. See Note 10 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information regarding DIFZ.

Accounting Policies

There have been no material changes to our significant accounting policies, as compared to the significant accounting policies described in our 2011 Annual Report, except for the adoption of ASU No. 2011-04 - Fair Value Measurements and ASU No. 2011-05 - Presentation of Comprehensive Income as discussed in “Accounting Developments” below.

Accounting Developments

Pronouncements Implemented

On May 12, 2011, the FASB issued ASU No. 2011-04 - Fair Value Measurements. The ASU was issued as a joint effort by the FASB and International Accounting Standards Board (“IASB”) to develop a single converged fair value framework. The ASU provides guidance on how and when to measure fair value and the required disclosures. There are few differences between the ASU and the international counterpart. While the ASU is largely consistent with existing fair value measurement principles under U.S. GAAP, it expands ASC 820’s existing disclosure requirements for fair value measurements and makes other amendments. Many of these amendments are being made to eliminate unnecessary wording differences between U.S. GAAP and IFRS. However, some could change how the fair value measurement guidance in ASC 820 is applied. The ASU is effective for interim and annual periods beginning after December 15, 2011, for public entities. We adopted ASU No. 2011-04 during the quarter ended March 30, 2012.

In June 2011, the FASB issued ASU No. 2011-05 - Presentation of Comprehensive Income. The ASU amends FASB ASC 220, Comprehensive Income, to eliminate the option to present components of other comprehensive income (“OCI”) as part of the statement of changes in stockholders’ equity, require presentation of each component of net income and each component of OCI (and their respective totals) either in a single continuous statement or in two separate statements, and require presentation of reclassification adjustments on the face of the statement. The amendments do not change the option to present components of OCI either before or after related income tax effects; they do not change the items that must be reported in OCI, when an item of OCI should be reclassified to net income, or the computation of earnings per share. On October 21, 2011, the FASB issued a deferral of the new requirement to present reclassifications of OCI on the face of the income statement. Companies were still required to adopt the other requirements contained in the new accounting standard for the presentation of comprehensive income. The amendments made are applied retrospectively and are effective for SEC registrants for fiscal years and interim periods beginning after December 15, 2011, with early adoption permitted. We adopted ASU No. 2011-05 during the quarter ended March 30, 2012 and chose to present comprehensive income as two separate but consecutive statements. See the Statements of Operations and Statements of Comprehensive Income.

Pronouncements Not Yet Implemented

On July 27 2012, the FASB issued ASU No. 2012-02 - Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. The ASU was issued to amend the guidance on testing indefinite-lived intangible assets, other than goodwill, for impairment. This ASU permits an entity the option to first assess qualitative factors to determine whether it is more-likely-than-not that an indefinite-lived intangible asset is impaired. The results of the qualitative assessment would be used as a basis in determining whether it is necessary to perform the two-step quantitative impairment test. If the qualitative assessment supports the conclusion that it is more-likely-than-not that the fair value of the asset exceeds its carrying amount, the entity would not need to perform the two-step quantitative impairment test. The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. We do not believe that the adoption of this ASU will have a material effect on our consolidated financial position and results of operations.

Note 2 — Composition of Certain Financial Statement Captions

The following tables present financial information of certain consolidated balance sheet captions.

Prepaid expenses and other current assets — Prepaid expenses and other current assets were:

	As Of
(Amounts in thousands)	June 29, 2012	December 30, 2011
Prepaid expenses	$26,788	$38,092
Income tax refunds receivable	1,900	2,236
Inventories	7,069	7,005
Assets held for sale	10,947	11,084
Work-in-process	8,572	10,223
Joint venture receivables	976	3,959
Favorable contracts	2,370	4,825
Other current assets	7,771	11,453

Total prepaid expenses and other current assets	$66,393	$88,877

Prepaid expenses include prepaid insurance, prepaid vendor deposits, and prepaid rent, none of which individually exceed 5% of current assets. Income tax refunds receivable represents refunds expected through the remainder of the year. We value our inventory at lower of cost or market.

Assets held for sale is made up of seven helicopters, valued at $8.2 million, that were not deployed on existing programs as of June 29, 2012, as well as aircraft parts inventory related to our former Life Cycle Support Services (“LCCS”) Navy contract.

Property and equipment, net — Property and equipment, net were:

	As Of
(Amounts in thousands)	June 29, 2012	December 30, 2011
Helicopters	$8,087	$8,087
Computers and other equipment	10,447	9,524
Leasehold improvements	9,585	9,367
Office furniture and fixtures	4,692	4,738

Gross property and equipment	32,811	31,716
Less accumulated depreciation	(10,387)	(7,632)

Total property and equipment, net	$22,424	$24,084

Depreciation expense was $1.5 million and $2.9 million during the three and six months ended June 29, 2012, respectively, including certain depreciation amounts classified as Cost of services. Depreciation expense was $1.3 million and $2.7 million during the three and six months ended July 1, 2011, respectively, including certain depreciation amounts classified as Cost of services.

Other assets, net — Other assets, net were:

	As Of
(Amounts in thousands)	June 29, 2012	December 30, 2011
Deferred financing costs, net	$28,037	$32,710
Investment in affiliates	25,108	27,700
Palm promissory notes, long-term portion	4,404	5,307
Other	1,019	2,006

Total other assets, net	$58,568	$67,723

Deferred financing cost is amortized through interest expense. Amortization related to deferred financing costs was $1.9 million and $3.9 million during the three and six months ended June 29, 2012, respectively. Amortization related to deferred financing costs was $2.0 million and $4.1 million for the three and six months ended July 1, 2011, respectively. Deferred financing costs were reduced during the six months ended June 29, 2012 and July 1, 2011 by $0.8 million and $2.4 million, respectively, related to the pro rata write–off of financing costs to loss on early extinguishment of debt as a result of prepayments on the term loan. We made principal prepayments of $30.0 million during the six months ended June 29, 2012 and $48.6 million during the six months ended July 1, 2011, respectively. See Note 7 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion of our debt.

Accrued payroll and employee costs — Accrued payroll and employee costs were:

	As Of
(Amounts in thousands)	June 29, 2012	December 30, 2011
Wages, compensation and other benefits	$115,600	$102,427
Accrued vacation	21,883	26,077
Accrued contributions to employee benefit plans	513	523

Total accrued payroll and employee costs	$137,996	$129,027

Accrued liabilities — Accrued liabilities were:

	As Of
(Amounts in thousands)	June 29, 2012	December 30, 2011
Deferred revenue and customer liability	$21,617	$12,084
Insurance expense	57,472	48,715
Interest expense	25,357	24,480
Unfavorable contract liability	5,148	6,867
Contract losses	10,139	6,456
Legal matters	6,800	4,782
Subcontractor retention	11,773	5,927
Financed insurance	1,889	17,804
Other	11,833	22,060

Total accrued liabilities	$152,028	$149,175

Deferred revenue is primarily due to payments in excess of revenue recognized related to customer advances. Subcontractor retention is related to the retention primarily under the LOGCAP IV and INL programs. Other is comprised of Accrued rent and workers compensation related claims and other individual balances that are not individually material to the consolidated financial statements.

Other long-term liabilities — Other long-term liabilities were:

	As Of
(Amounts in thousands)	June 29, 2012	December 30, 2011
Unfavorable contract liability	$2,717	$6,761
Unrecognized tax benefit	1,712	2,614
Unfavorable lease accrual	5,971	14,631
Other	2,954	3,626

Total other long-term liabilities	$13,354	$27,632

Note 3 — Goodwill and Other Intangible Assets

In January of 2012, our organizational structure was amended. As part of these changes, we re-aligned our Business Area Teams (“BATs”) into strategic business “Groups” reporting directly to the President of the Company. The prior three reporting segments, Global Stabilization and Development Solutions (“GSDS”), Global Platform Support Solutions (“GPSS”) and Global Linguist Solutions (“GLS”) were re-aligned into six reporting segments which include the LOGCAP (“LOGCAP”) Group, Aviation (“Aviation”) Group, Training and Intelligence Solutions (“TIS”) Group, Global Logistics & Development Solutions (“GLDS”) Group, Security Services (“Security”) Group and the GLS Group. GLS is a 51% owned unconsolidated joint venture. We do not have control over the operational performance of GLS, however, our senior management, including our chief executive officer, who is our chief operating decision maker, regularly reviews GLS operating results and metrics to make decisions about resources to be allocated to the segment and assess performance; thus GLS is classified as an reporting segment. The change in presentation of our goodwill balance by reporting segment from December 30, 2011 to June 29, 2012 is as follows:

(Amounts in thousands)	Aviation	GLDS	TIS	LOGCAP	Security	GLS	Total
Goodwill balance as of December 30, 2011	$439,350	$120,636	$71,882	$—	$13,735	$—	$645,603
Changes between December 30, 2011 and June 29, 2012	—	—	—	—	—	—	—

Goodwill balance as of June 29, 2012	$439,350	$120,636	$71,882	$—	$13,735	$—	$645,603

The following tables provide information about changes relating to certain intangible assets:

	As of June 29, 2012
(Amounts in thousands, except years)	Weighted Average Remaining Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net
Other intangible assets:
Customer-related intangible assets	7.1	$350,912	$(79,097)	$271,815
Other	4.8	32,235	(14,668)	17,567

Total other intangibles		$383,147	$(93,765)	$289,382

Tradenames:
Finite-lived	2.9	$869	$(356)	$513
Indefinite-lived		43,058	—	43,058

Total tradenames		$43,927	$(356)	$43,571

	As of December 30, 2011
(Amounts in thousands, except years)	Weighted Average Remaining Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net
Other intangible assets:
Customer-related intangible assets	7.6	$350,912	$(59,399)	$291,513
Other	5.0	30,500	(11,273)	19,227

Total other intangibles		$381,412	$(70,672)	$310,740

Tradenames:
Finite-lived	3.4	$869	$(267)	$602
Indefinite-lived		43,058	—	43,058

Total tradenames		$43,927	$(267)	$43,660

Amortization expense for customer-related intangibles, other intangibles and finite-lived tradenames was $11.6 million and $23.2 million for the three and six months ended June 29, 2012, respectively. Amortization expense for customer-related intangibles, other intangibles and finite-lived tradenames was $11.9 million and $24.1 million for the three and six months ended July 1, 2011, respectively. Other intangibles is primarily representative of our capitalized software which had a net value of $10.8 million and $11.2 million as of June 29, 2012 and December 30, 2011, respectively.

The following table outlines an estimate of future amortization based upon the finite-lived intangible assets owned and the finite-lived tradenames as of June 29, 2012:

(Amounts in thousands)	Amortization Expense
Estimate for six month period ending December 28, 2012	$23,092
Estimate for calendar year 2013	43,989
Estimate for calendar year 2014	43,311
Estimate for calendar year 2015	41,310
Estimate for calendar year 2016	38,956
Thereafter	99,237

Note 4 — Income Taxes

The provision for income taxes consists of the following:

(Amounts in thousands)	Three Months Ended June 29, 2012	Three Months Ended July 1, 2011	Six Months Ended June 29, 2012	Six Months Ended July 1, 2011
Current portion:
Federal	$—	$—	$—	$—
State	91	189	226	356
Foreign	560	700	1,614	1,479

	$651	$889	$1,840	$1,835
Deferred portion:
Federal	$4,836	$1,607	$8,405	$4,192
State	90	45	133	117
Foreign	(22)	(25)	(27)	(53)

	4,904	1,627	8,511	4,256

Provision for income taxes	$5,555	$2,516	$10,351	$6,091

Deferred tax assets and liabilities are reported as:

	As Of
(Amounts in thousands)	June 29, 2012	December 30, 2011
Current deferred tax liabilities	$(67,619)	$(78,912)
Non-current deferred tax liabilities	(44,014)	(23,136)

Deferred tax liabilities, net	$(111,633)	$(102,048)

A reconciliation of the statutory federal income tax rate to our effective rate is provided below:

	Three Months Ended June 29, 2012	Three Months Ended July 1, 2011	Six Months Ended June 29, 2012	Six Months Ended July 1, 2011
Statutory rate	35.0%	35.0%	35.0%	35.0%
State income tax, less effect of federal deduction	1.1%	2.9%	1.3%	2.5%
Noncontrolling interests	(2.9)%	(2.8)%	(2.6)%	(2.6)%
Other	1.8%	3.6%	4.0%	3.8%

Effective tax rate	35.0%	38.7%	37.7%	38.7%

As of June 29, 2012, we had U.S. federal and state net operating losses of approximately $2.2 million and $139.0 million, respectively. As of December 30, 2011 we had approximately $60.8 million and $197.4 million in U.S. federal and state net operating losses, respectively. Our federal net operating losses will begin to expire in 2030, and our state net operating losses will begin to expire in 2015 but the majority will not begin to expire until 2020 or later. Additionally, at June 29, 2012 and

December 30, 2011, we had foreign tax credit carry forwards of approximately $22.5 million and $20.9 million, respectively, that will begin to expire in 2017. We expect to fully utilize our federal and state net operating losses as well as our foreign tax credit carry forwards prior to their expiration.

In evaluating our deferred tax assets, we assess the need for any related valuation allowances or adjust the amount of any allowances, if necessary. We assess such factors as the scheduled reversal of deferred tax liabilities (including the impact of available carry back and carry forward periods), projected future taxable income and available tax planning strategies in determining the need for or sufficiency of a valuation allowance. Based on this assessment, we concluded that no valuation allowance was necessary as of June 29, 2012.

As of June 29, 2012 and December 30, 2011, we had $11.2 million and $11.2 million of total unrecognized tax benefits, respectively, of which $5.0 million and $6.1 million, respectively, would impact our effective tax rate if recognized. It is expected that of the $11.2 million of unrecognized tax benefits, $0.1 million will change in the next twelve months. As of December 30, 2011, we recorded a reserve for uncertain tax positions in the deferred tax accounts, offsetting the NOLs, and FTCs in the amount of $8.6 million.

Note 5 — Accounts Receivable

Accounts receivable, net consisted of the following:

	As Of
(Amounts in thousands)	June 29, 2012	December 30, 2011
Billed	$353,513	$291,780
Unbilled	454,548	460,976

Total accounts receivable	$808,061	$752,756

Unbilled receivables as of June 29, 2012 and December 30, 2011 include $26.3 million and $25.8 million, respectively, related to costs incurred on projects for which we have been requested by the customer to begin work under a new contract or extend work under an existing contract and for which formal contracts or contract modifications have not been executed at the end of the respective periods. There were no contract claims included in the amount as of June 29, 2012 or December 30, 2011. The balance of unbilled receivables consists of costs and fees billable immediately, upon contract completion or other specified events. All of the unbilled receivables are expected to be billed and collected within one year, except items that may result in a request for equitable adjustment or a formal claim.

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

Fair Value of Financial Instruments

Our financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable, and borrowings. Because of the short-term nature of cash and cash equivalents, accounts and notes receivable and accounts payable, the fair value of these instruments approximates the carrying value. Our estimate of the fair value of our long-term debt is based on quoted prices in active markets which are Level 1 inputs as defined above.

	June 29, 2012		December 30, 2011
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
10.375% senior unsecured notes	$455,000	$389,025	$455,000	$395,850
Senior secured credit facility	387,272	387,272	417,272	408,927
9.5% senior subordinated notes	—	—	637	622

Total long-term debt	$842,272	$776,297	$872,909	$805,399

Note 7 — Long-Term Debt

Long-term debt consisted of the following:

	As of
(Amounts in thousands)	June 29, 2012	December 30, 2011
9.5% Senior subordinated notes	$637	$637
Term loan	387,272	417,272
10.375% Senior unsecured notes	455,000	455,000
Outstanding revolver borrowings	—	—

Total indebtedness	842,909	872,909
Less current portion of long-term debt	637	—

Total long-term debt	$842,272	$872,909

The current portion of long-term debt as of June 29, 2012 was $0.6 million, which consists of our 9.5% senior subordinated notes that mature on February 15, 2013. The total due on the Term Loan is included in Long-term debt, in our consolidated balance sheet as of June 29, 2012 and December 30, 2011.

Senior Credit Facility

On July 7, 2010, we entered into a senior secured credit facility (the “Original Senior Credit Facility”), with a banking syndicate and Bank of America, NA as Agent. On August 10, 2011, DynCorp International Inc. entered into an amendment to the Senior Credit Facility (the “Amendment” and, together with the Original Senior Credit Facility, the “Senior Credit Facility”).

Our Senior Credit Facility is secured by substantially all of our assets and is guaranteed by substantially all of our subsidiaries. It provides for a six year, $570 million term loan facility (“Term Loan”) and a four year, $150 million revolving credit facility (“Revolver”), including a $100 million letter of credit subfacility. As of June 29, 2012 and December 30, 2011, the additional available borrowing capacity under the Senior Credit Facility was approximately $109.8 million and $109.6 million, respectively, which gives effect to $40.2 million and $40.4 million, respectively, in letters of credit. The maturity date on the Term Loan is July 7, 2016 and the maturity date on the Revolver is July 7, 2014. Amounts borrowed under our Revolver are used to fund operations. We had no Revolver borrowings as of June 29, 2012. As of March 30, 2012 we were in default under our Revolver for failing to deliver annual financial statements and other related documents by March 29, 2012. Because of the default we did not have access to borrow additional funds under the Revolver. We filed our annual financial statements on April 9, 2012 curing the default and restoring full access to the Revolver. As of June 29, 2012, we were in compliance with our financial covenants.

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

The Eurocurrency Rate is the rate per annum equal to the British Bankers Association London Interbank Offered Rate (“BBA LIBOR”) as published by Reuters (or other commercially available source providing quotations of BBA LIBOR as designated by the Administrative Agent from time to time) two Business Days prior to the commencement of such interest period. The variable Eurocurrency rate has a floor of 1.75%. As of June 29, 2012 and December 30, 2011, the applicable interest rate for our Term Loan was 6.25%.

Interest Rates on Letter of Credit Subfacility and Unused Commitment Fees

The letter of credit subfacility bears interest at the applicable margin for Eurocurrency Rate Loans, which ranges from 4.0% to 4.5%. The unused commitment fee on our Revolver ranges from 0.50% to 0.75% depending on the Secured Leverage Ratio, as defined in the Senior Credit Facility. Payments on both the letter of credit subfacility and unused commitments are payable quarterly in arrears. As of June 29, 2012 and December 30, 2011, the applicable interest rates for our letter of credit subfacility were 4.50%. As of June 29, 2012 and December 30, 2011, the applicable interest rates for our unused commitment fees were 0.75%. All of our letters of credit are also subject to a 0.25% fronting fee.

Principal Payments

There is an annual excess cash flow requirement, which is defined in the Senior Credit Facility. This excess cash flow requirement began in 2012, based on our annual financial results from 2011. We are not required in 2012, to make an additional principal payment related to this excess cash flow requirement. Certain other transactions can trigger mandatory principal payments such as tax refunds, a disposition of a portion of the business or a significant asset sale. We had no such transactions for the quarter ended June 29, 2012.

During the six months ended June 29, 2012, we made a $30.0 million principal prepayment on our Term Loan facility. Deferred financing costs associated with the prepayment totaling $0.8 million and $2.4 million were expensed and are included in the Loss on early extinguishment of debt in our consolidated statement of operations for the six months ended June 29, 2012 and July 1, 2011, respectively.

During the six months ended July 1, 2011, we made a $48.6 million principal prepayment on our Term Loan facility, and $2.7 million in quarterly principal payments. Our Term Loan facility provided for quarterly principal payments of $1.4 million that began in December 2010. In October 2011, the principal prepayment of $48.7 million made on our Term Loan was applied to all future schedule maturities and satisfied our responsibility to make quarterly principal payments through July 7, 2016.

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

We can redeem the Senior Unsecured Notes, in whole or in part, at defined call prices, plus accrued interest through the redemption date. The Indenture requires us to offer to repurchase the Senior Unsecured Notes at defined prices in the event of certain asset sales and change of control events. In the case of Asset Sales (as defined in the Indenture), we are required under the Indenture to use the proceeds from such asset sales to either (i) prepay secured debt or nonguarantor debt, (ii) reinvest in our business or (iii) to the extent asset sale proceeds not applied in accordance with clause (i) or (ii) exceed $15 million, make an offer to repurchase the Senior Unsecured Notes at 100% of the principal amount thereof.

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

Note 8 — Commitments and Contingencies

Commitments

We have operating leases for the use of real estate and certain property and equipment which are either non-cancelable or cancelable only by the payment of penalties or cancelable upon one month’s notice. All lease payments are based on the lapse of time but include, in some cases, payments for insurance, maintenance and property taxes. There are no purchase options on operating leases at favorable terms, but most leases have one or more renewal options. Certain leases on real estate are subject to annual escalations for increases in base rents, utilities and property taxes. Lease rental expense was $54.5 million and $121.1 million during the three and six months ended June 29, 2012, respectively. Lease rental expense was $29.0 million and $55.7 million during the three and six months ended July 1, 2011, respectively. We have no significant long-term purchase agreements with service providers.

Contingencies

General Legal Matters

We are involved in various lawsuits and claims that arise in the normal course of business. We have established reserves for matters in which it is believed that losses are probable and can be reasonably estimated. Reserves related to these matters have been recorded in “Other accrued liabilities” totaling approximately $6.8 million and $4.8 million as of June 29, 2012 and December 30, 2011, respectively. None of our reserves as of June 29, 2012 were individually material. We believe that appropriate accruals have been established for such matters based on information currently available; however, some of the matters may involve compensatory, punitive, or other claims or sanctions that if granted, could require us to pay damages or make other expenditures in amounts that could not be reasonably estimated at June 29, 2012. These accrued reserves represent the best estimate of amounts believed to be our liability in a range of expected losses. In addition to matters that are considered probable and can be reasonably estimated, we also have certain matters considered reasonably possible. Other than matters disclosed below, we believe the aggregate range of possible loss related to matters considered reasonably possible was not material as of June 29, 2012. Litigation is inherently unpredictable and unfavorable resolutions could occur. Accordingly, it is possible that an adverse outcome from such proceedings could (i) exceed the amounts accrued for probable matters; or (ii) require a reserve for a matter we did not originally believe to be probable or could be reasonably estimated. Such changes could be material to our financial condition, results of operations and cash flows in any particular reporting period. Our view of the matters not specifically disclosed could possibly change in future periods as events thereto unfold.

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

In 2009, we terminated for cause a contract to build the Akwa Ibom International Airport for the State of Akwa Ibom in Nigeria. Consequently, we terminated certain subcontracts and purchase orders the customer advised us it did not want to assume. Our termination of certain subcontracts not assumed by the customer, including our actions to recover against advance payment and performance guarantees established by the subcontractors for our benefit, was challenged in certain instances. In December 2011, the customer filed arbitration alleging fraud, gross negligence, contract violations, and conversion of funds and asserted damages of approximately $150 million. We believe our right to terminate this contract was justified and permissible under the terms of the contract, and we intend to vigorously contest the claims brought against us. Additionally, we believe the contract limits any damages to a maximum of $3 million, except in situations of gross negligence and willful misconduct. We are not able to determine the likely outcome of the arbitration as the specific assertions are uncertain; thus, we cannot estimate a range of potential loss, if any.

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

On February 24, 2012, we were advised by the Department of Justice Civil Litigation Division that they are conducting an investigation regarding the CivPol and Department of State Advisor Support Mission (“DASM”) contracts in Iraq and Corporate Bank, a former subcontractor. The issues include allowable hours worked under a specific task order and invoices to the DoS for certain hotel leasing, labor rates and overhead within the 2003 to 2008 timeframe. The Department of Justice Civil Litigation Division has requested information from the Company, and we are fully cooperating with the government’s review. If our operations are found to be in violation of any laws or government regulations, we may be subject to penalties, damages or fines, any or all of which could adversely affect our financial results. At this time, an estimate or a range of potential damages is not possible as this matter is still under review by the Department of Justice and no formal complaint has been filed.

U.S. Government Audits

Our contracts are regularly audited by the Defense Contract Audit Agency (“DCAA”), the Defense Contract Management Agency (“DCMA”) and other government agencies. These agencies review our contract performance, cost structure and compliance with applicable laws, regulations and standards. The government also reviews the adequacy of, and our compliance with, our internal control systems and policies, including our purchasing, property, estimating and accounting systems. Any costs found to be improperly allocated to a specific contract will not be reimbursed. The DCAA will in some cases issue a Form 1 representing the non-conformance of such costs or requirements as it relates to our government contracts. If the Company is unable to provide sufficient evidence of the costs in question, the costs could be suspended or disallowed which could be material to our financial statements. Government contract payments received by us for direct and indirect costs are subject to adjustment after government audit and repayment to the government if the payments exceed allowable costs as defined in the government regulations. Since we cannot reasonably estimate the results of a DCAA or other government agency audit, these items represent loss contingencies that we consider reasonably possible. Due to the nature of our business, the continual oversight of and audits by governmental agencies and the number of contracts under which we perform, we cannot, at this time, provide a reasonable estimate of the range of loss for these contingencies.

The DCMA formally notified us of non-compliance with Cost Accounting Standard 403, Allocation of Home Office Expenses to Segments, on April 11, 2007. We issued a response to the DCMA on April 26, 2007 with a proposed solution to resolve the area of non-compliance, which related to the allocation of corporate general and administrative costs between our divisions. On August 13, 2007, the DCMA notified us that additional information would be necessary to justify the proposed solution. We issued responses on September 17, 2007, April 28, 2008 and September 10, 2009. In June 2012, we reached a favorable final resolution on this matter resulting in no impact to the Company. The matter is now considered closed.

Over the past year, we have received a series of final audit reports from the DCAA, some of which have resulted in Form 1’s, related to their examination of certain incurred, invoiced and reimbursed costs on our Civilian Police program for periods ranging from April 17, 2004 through April 2, 2010. The Form 1’s identify several cost categories where the DCAA has asserted instances of potential deviations from the explicit terms of the contract or from certain provisions of government regulations. The asserted amounts are derived from extrapolation methodologies used to estimate potential exposure amounts for the cost categories which when aggregated for all final audit reports and Form 1’s total approximately $136.2 million. Although material to our results of operations, cash flows and financial condition, we do not believe the extrapolated amounts are an appropriate basis to determine a range of potential exposure. We have provided responses to the DCAA for each letter, in which we have articulated our position on each issue and have attempted to answer their questions and provide clarification of the facts to resolve the issues raised. We have also sought to obtain clarification from our customer through formal contract modifications in an attempt to assist the DCAA in closing these issues. We believe the majority of these issues will be resolved and thus represent loss contingencies that we consider reasonably possible or remote depending on the cost category. We continue to work with the customer and the DCAA to resolve any remaining questions they may have and provide clarification of the facts and circumstances surrounding the issues.

Credit and Concentration Risks

As a U.S. government contractor we are subject to certain risks not experienced by our commercial counterparts because of the unilateral contract right of the U.S. government to terminate a contract. Funding for our programs is dependent upon annual budget and appropriation decisions, as well as geo-political and macroeconomic conditions, which are beyond our control. Should Congress and the Administration fail to change or delay a pending sequestration of appropriations in fiscal year 2013 imposed by the Budget Control Act of 2011, many U.S. government agencies and departments could see their budgets dramatically reduced across the board in January 2013. While these dynamics could place pressure on DoD and DoS spending, we believe the services we provide will likely receive less pressure than asset centric programs. While we believe it is reasonably possible that we will see a material reduction in the funding available to the programs we support, we are not currently aware of any specific contingencies or changes in management estimates that would be materially impacted by sequestration. The specific contracts to be effected by sequestration, if any, are not known at this time as the U.S. government has not provided such information.

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

Note 9 — Segment Information

As of December 30, 2011, we had three operating and reportable segments, GSDS, GPSS and GLS, two of which were wholly-owned. The third segment, GLS, is a 51% owned joint venture. In January of 2012, our organizational structure was amended to better align how the Company addresses the markets we serve, respond to changes in our customers’ strategic outlook and better reflect the current economic environment. As part of these changes, we re-aligned our BATs into strategic business “Groups.” Under the new alignment, there are six operating and reportable segments which include LOGCAP, Aviation, Training and Intelligence Solutions, Global Logistics & Development Solutions, Security Services, and GLS. Our Groups will continue to operate principally within a regulatory environment subject to governmental contracting and accounting requirements, including Federal Acquisition Regulations, Cost Accounting Standards and audits by various U.S. federal agencies. We excluded certain costs that are not directly allocable to our reportable segments from the segment results and included these costs in headquarters.

The following is a summary of the financial information of the reportable segments reconciled to the amounts reported in the condensed consolidated financial statements:

(Amounts in thousands)	Three Months Ended June 29, 2012	Three Months Ended July 1, 2011	Six Months Ended June 29, 2012	Six Months Ended July 1, 2011
Revenue
LOGCAP	$417,469	$401,920	$895,515	$781,777
Aviation	313,231	269,808	619,646	530,435
Training & Intelligence Solutions	132,337	161,645	288,935	314,817
Global Logistics & Development Solutions	70,693	73,578	149,835	145,389
Security Services	27,422	12,890	51,299	27,340
GLS	14,762	98,746	29,752	225,152

Total reportable segments	975,914	1,018,587	2,034,982	2,024,910
GLS deconsolidation(4)	(14,762)	(98,746)	(29,752)	(225,152)
Headquarters (1)	(63)	(1,117)	2,925	3,290

Total Revenue	$961,089	$918,724	$2,008,155	$1,803,048

Operating (loss) income (5)
LOGCAP	$10,024	$9,620	$26,942	$21,394
Aviation	28,182	17,774	50,688	30,029
Training & Intelligence Solutions	4,186	10,462	9,133	20,702
Global Logistics & Development Solutions	6,958	2,684	12,270	6,405
Security Services	(1,527)	823	(8,159)	2,170
GLS	1,294	6,304	2,051	15,468

Total reportable segments	49,117	47,667	92,925	96,168
GLS deconsolidation(4)	(1,294)	(6,304)	(2,051)	(15,468)
Headquarters (2)	(10,795)	(12,982)	(23,891)	(20,118)

Total operating income	$37,028	$28,381	$66,983	$60,582

Depreciation and amortization
LOGCAP	$197	$203	$394	$406
Aviation	187	174	358	340
Training & Intelligence Solutions	12	42	84	84
Global Logistics & Development Solutions	32	29	54	40
Security Services	—	—	—	—
GLS	—	—	—	—

Total reportable segments	428	448	890	870
GLS deconsolidation(4)	—	—	—	—
Headquarters	12,656	12,826	25,150	25,927

Total depreciation and amortization (3)	$13,084	$13,274	$26,040	$26,797

(1)	Represents revenue earned on shared services arrangements for general and administrative services provided to unconsolidated joint ventures.
(2)	Headquarters operating expenses primarily relate to amortization of intangible assets and other costs that are not allocated to segments and are not billable to our U.S. government customers.
(3)	Includes amounts included in Cost of services of $0.4 million and $0.8 million for the three and six months ended June 29, 2012, respectively and $0.4 million and $0.8 million for the three and six months ended July 1, 2011, respectively.
(4)	We deconsolidated GLS effective July 7, 2010.
(5)	Operating income is presented as items below operating income are primarily representative of headquarter expenses. Operating income is more representative of our reporting segment financial information.

The following is a summary of the assets of the reportable segments reconciled to the amounts reported in the consolidated financial statements:

	As Of
(Amounts in thousands)	June 29, 2012	December 30, 2011
Assets
LOGCAP	$753,540	$606,703
Aviation	494,727	377,823
Training & Intelligence Solutions	340,533	324,020
Global Logistics & Development Solutions	153,323	157,367
Security Services	87,908	72,010
GLS	63,146	68,165

Total reportable segments	1,893,177	1,606,088
GLS deconsolidation(2)	(63,146)	(68,165)
Headquarters (1)	183,211	476,498

Total assets	$2,013,242	$2,014,421

(1)	Assets primarily include cash, investments in unconsolidated subsidiaries, deferred income taxes, intangible assets (excluding goodwill) and deferred debt issuance cost.
(2)	We deconsolidated GLS effective July 7, 2010.

Note 10 — Related Parties, Joint Ventures and Variable Interest Entities

Consulting Fee

The Company has a Master Consulting and Advisory Services agreement (“COAC Agreement”) with Cerberus Operations and Advisory Company, LLC, where pursuant to the terms of the agreement, they make personnel available to us for the purpose of providing reasonably requested business advisory services. The services are priced on a case by case basis depending on the requirements of the project and agreements in pricing. We incurred $0.7 million and $1.3 million in expenses for Cerberus consulting fees during the three and six months ended June 29, 2012, respectively, and $0.7 million and $1.2 million during the three and six months ended July 1, 2011, respectively.

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

Mission Readiness is a joint venture formed in September 2010 with three members for the purpose of procuring government contracts with the DoD. Subsequent to formation, a fourth member joined the joint venture. Mission Readiness was pursuing a significant contract for which the potential customer requested a 100% performance guarantee from one of the joint venture members. We agreed to provide this guarantee in exchange for similar guarantees from each of the joint venture members. The fair value of our guarantee to the potential customer was determined to be zero at the inception of the contract, thus the related liability was also determined to be zero. There is no value assigned to the guarantees provided to us from the other joint venture members. During the three months ended June 29, 2012, the Company learned Mission Readiness was unsuccessful in obtaining the contract the joint venture was established to pursue. As a result, the members have agreed to liquidate the joint venture. Our investment in and cost incurred associated with the Missions Readiness joint venture were not material.

GLS is a joint venture formed in August 2006 with one partner, McNeil Technologies, Inc., for the purpose of procuring government contracts with the U.S. Army. We incur significant costs on behalf of GLS related to the normal operations of the venture. However, these costs typically support revenue billable to our customer. GLS is not a guarantor under our Senior Credit Facility or our Senior Unsecured Notes in accordance with the agreement.

Babcock is a joint venture formed in January 2005 and currently provides services to the British Ministry of Defence.

Receivables due from our unconsolidated joint ventures, totaled $1.0 million and $3.9 million as of June 29, 2012 and December 30, 2011, respectively, an operational cash impact of $2.9 million. These receivables are a result of items purchased and services rendered by us on behalf of our unconsolidated joint ventures. We have assessed these receivables as having minimal collection risk based on our historic experience with these joint ventures and our inherent influence through our ownership interest. The related revenue we earned from our unconsolidated joint ventures, totaled $1.8 million and $3.1 million during the three and six months ended June 29, 2012, respectively, and $2.7 million and $6.5 million during the three and six months ended July 1, 2011, respectively. The related cost of services was $1.0 million and $1.8 million during the three and six months ended June 29, 2012, respectively, and $1.1 million and $1.2 million during the three and six months ended July 1, 2011, respectively. Additionally, we earned $0.6 million and $4.1 million in equity method income (includes operationally integral and non-integral income) during the three and six months ended June 29, 2012, respectively, and $3.8 million and $10.6 million during the three and six months ended July 1, 2011.

GLS’ revenue was $14.8 million and $29.8 million during the three and six months ended June 29, 2012, respectively, and $98.7 million and $225.2 million during the three and six months ended July 1, 2011, respectively. GLS’ operating income was $1.3 million and $2.1 million during the three and six months ended June 29, 2012, respectively, and $6.3 million and $15.5 million during the three and six months ended July 1, 2011, respectively. GLS’ net income was $1.3 million and $2.1 million during the three and six months ended June 29, 2012, respectively, and $6.3 million and $15.5 million during the three and six months ended July 1, 2011. As a result of the impairment recorded in September 2011, we no longer recognized any earnings related to GLS, until we receive cash through dividend distributions.

On October 5, 2011, the DCAA issued GLS a Form 1 in the amount of $95.9 million which pertains to potential inconsistencies of certain contractual requirements. As a result of the Form 1, the customer informed GLS it would withhold a portion of outstanding invoices until the Form 1 is resolved.

On February 8, 2012, the DCAA issued GLS a second Form 1 in the amount of $102.0 million, asserting inconsistencies with labor related costs for the fiscal year ended April 3, 2009. The customer has withheld $5.0 million, until this issue is resolved. GLS does not agree with the DCAA’s findings on either of the Form 1s and is currently working with the DCAA and the customer to provide clarification and resolve both matters. If the DCAA Form 1s are not overruled and subsequent appeals are unsuccessful, the decision could have a material effect on GLS’ results of operations. Additionally, in March 2012, GLS received a subpoena from the Inspector General of the U.S. Department of Defense requesting documentation related to its contract with the United States Army. GLS appeared before the Inspector General in April of 2012 with the requested information.

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

We currently hold a promissory note from Palm Trading Investment Corp, which had an aggregate initial value of $9.2 million. The note is included in (i) Prepaid expenses and other current assets and in (ii) Other assets on our unaudited condensed consolidated balance sheet for the short and long-term portions, respectively. The loan balance outstanding was $6.0 million and $6.0 million as of June 29, 2012 and December 30, 2011, respectively, reflecting the initial value plus accrued interest, less payments against the promissory notes. The fair value of the notes receivable is not materially different from its carrying value.

The following tables’ presents selected financial information for DIFZ as of June 29, 2012 and December 30, 2011 and for the three and six months ended June 29, 2012 and July 1, 2011:

	As of
(Amounts in millions)	June 29, 2012	December 30, 2011
Assets	$48.6	$31.2
Liabilities	42.1	27.3

(Amounts in millions)	Three Months Ended June 29, 2012	Three Months Ended July 1, 2011	Six Months Ended June 29, 2012	Six Months Ended July 1, 2011
Revenue	$124.9	$120.9	$249.4	$237.2

We account for our investments in VIE’s in accordance with ASC 810 - Consolidation. In cases where we have (i) the power to direct the activities of the VIE that most significantly impact its economic performance and (ii) the obligation to absorb losses of the VIE that could potentially be significant or the right to receive benefits from the entity that could potentially be significant to the VIE, we consolidate the entity. Alternatively, in cases where all of the aforementioned criteria are not met, the investment is accounted for under the equity method. As of June 29, 2012, we accounted for PaTH, CRS, Babcock, GRS, Mission Readiness and GLS as equity method investments. Alternatively, we consolidated DIFZ based on the aforementioned criteria. We present our share of the PaTH, CRS, GRS, Mission Readiness and GLS earnings in Earnings from unconsolidated affiliates as these joint ventures are considered operationally integral. Alternatively, we present our share of the Babcock earnings in Other income, net as it is not considered operationally integral.

The following tables presents selected financial information for our equity method investees as of June 29, 2012 and December 30, 2011 and for the three and six months ended June 29, 2012 and July 1, 2011:

	As of
(Amounts in millions)	June 29, 2012	December 30, 2011
Current assets	$129.0	$146.3
Total assets	129.1	146.4
Current liabilities	69.1	76.6
Total liabilities	69.7	77.0

(Amounts in millions)	Three Months Ended June 29, 2012	Three Months Ended July 1, 2011	Six Months Ended June 29, 2012	Six Months Ended July 1, 2011
Revenue	$50.0	$137.1	$140.8	$329.0
Net income	2.5	7.8	7.0	19.5

Many of our VIEs only perform on a single contract. The modification or termination of a contract under a VIE could trigger an impairment in the fair value of our investment in unconsolidated subsidiaries. In the aggregate, our maximum exposure to losses as a result of our investment consists of our (i) $25.1 million investment in unconsolidated subsidiaries, (ii) $1.0 million in receivables from our unconsolidated joint ventures, (iii) $6.0 million note receivable from Palm Trading Investment Corp. (“Palm”) and (iv) contingent liabilities that were neither probable nor reasonably estimable as of June 29, 2012.

Note 11 — Collaborative Arrangements

We participate in a collaborative arrangement with CH2M Hill on the LOGCAP IV program. During 2008, we executed a subcontract and teaming agreement with CH2M Hill with respect to operations on the LOGCAP IV program, which is considered a collaborative arrangement under GAAP. The purpose of this arrangement is to share some of the risks and rewards associated with this U.S. government contract. Our current share of profits of the LOGCAP IV program is 70%.

We account for this collaborative arrangement under ASC 808 — Collaborative Arrangements and record revenue gross as the principal participant. The cash inflows and outflows, as well as expenses incurred, are recorded in Cost of services in the period realized. Revenue on LOGCAP IV was $417.5 million and $895.5 million during the three and six months ended June 29, 2012, respectively, and $401.3 million and $780.6 million during the three and six months ended July 1, 2011, respectively. Cost of services on LOGCAP IV program was $389.9 million and $836.8 million during the three and six months ended June 29, 2012, respectively, and $377.5 million and $732.4 million during the three and six months ended July 1, 2011, respectively. Our share of the total LOGCAP IV profits was $14.9 million and $31.8 million during the three and six months ended June 29, 2012, respectively, and $9.7 million and $21.5 million during the three and six months ended July 1, 2011, respectively.

In June 2012, we executed a collaborative arrangement with Logix USA Corporation on the Egypt Personnel Support Services (“EPSS”) program. The purpose of the arrangement is to share risks and rewards associated with the U.S. government contract. Our share of profits will be 85%, and as the principal participant, we will record the revenue and expenses gross in Cost of services in the period realized. Revenue on the EPSS program was $2.8 million during the three months ended June 29, 2012. Cost of services on the EPSS program was $2.4 million during the three months ended June 29, 2012. Our share of the total EPSS program profits was $0.3 million during the three months ended June 29, 2012.

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

The following condensed consolidating financial statements present (i) the unaudited condensed consolidating statements of operations for the three and six months ended June 29, 2012 and July 1, 2011, (ii) the unaudited condensed consolidating balance sheets as of June 29, 2012 and December 30, 2011, (iii) the unaudited condensed consolidating statements of cash flows for the six months ended June 29, 2012 and July 1, 2011 and (iv) elimination entries necessary to consolidate Parent and its subsidiaries.

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

DynCorp International, Inc. is considered the Subsidiary Issuer as it issued the Senior Unsecured Notes.

Delta Tucker Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidating Statement of Operations Information

For the Three Months Ended June 29, 2012

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$—	$967,146	$132,362	$(138,419)	$961,089
Cost of services	—	—	(882,023)	(126,429)	135,361	(873,091)
Selling, general and administrative expenses	—	—	(38,213)	(3,169)	3,058	(38,324)
Depreciation and amortization expense	—	—	(12,508)	(151)	—	(12,659)
Earnings from equity method investees	—	—	13	—	—	13

Operating income	—	—	34,415	2,613	—	37,028
Interest expense	—	(20,302)	(1,434)	—	—	(21,736)
Loss on early extinguishment of debt	—	(783)	—	—	—	(783)
Equity in income of consolidated subsidiaries, net of tax	8,991	22,863	1,213	—	(33,067)	—
Other income (loss), net	—	—	1,292	69	—	1,361

Income (loss) before income taxes	8,991	1,778	35,486	2,682	(33,067)	15,870
Benefit (provision) for income taxes	—	7,213	(12,623)	(145)	—	(5,555)

Net income	8,991	8,991	22,863	2,537	(33,067)	10,315
Noncontrolling interests	—	—	—	(1,324)	—	(1,324)

Net income attributable to Delta Tucker Holdings, Inc.	$8,991	$8,991	$22,863	$1,213	$(33,067)	$8,991

Delta Tucker Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidating Statement of Operations Information

For the Three Months Ended July 1, 2011

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$—	$916,698	$133,416	$(131,390)	$918,724
Cost of services	—	—	(848,932)	(127,993)	128,049	(848,876)
Selling, general and administrative expenses	—	—	(31,810)	(3,365)	3,341	(31,834)
Depreciation and amortization expense	—	—	(12,684)	(159)	—	(12,843)
Earnings from equity method investees	—	—	3,210	—	—	3,210

Operating income	—	—	26,482	1,899	—	28,381
Interest expense	—	(23,102)	(93)	—	—	(23,195)
Loss on early extinguishment of debt	—	—	—	—	—	—
Equity in income of consolidated subsidiaries, net of tax	3,326	17,493	982	—	(21,801)	—
Other income (loss), net	—	—	1,352	(29)	—	1,323

Income (loss) before income taxes	3,326	(5,609)	28,723	1,870	(21,801)	6,509
Benefit (provision) for income taxes	—	8,935	(11,230)	(221)	—	(2,516)

Net income	3,326	3,326	17,493	1,649	(21,801)	3,993
Noncontrolling interests	—	—	—	(667)	—	(667)

Net income attributable to Delta Tucker Holdings, Inc.	$3,326	$3,326	$17,493	$982	$(21,801)	$3,326

Delta Tucker Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidating Statement of Operations Information

For the Six Months Ended June 29, 2012

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$—	$2,018,878	$263,926	$(274,649)	$2,008,155
Cost of services	—	—	(1,855,968)	(252,392)	268,659	(1,839,701)
Selling, general and administrative expenses	—	—	(76,194)	(6,271)	5,990	(76,475)
Depreciation and amortization expense	—	—	(24,916)	(303)	—	(25,219)
Earnings from equity method investees	—	—	223	—	—	223

Operating income	—	—	62,023	4,960	—	66,983
Interest expense	—	(40,608)	(2,819)	—	—	(43,427)
Loss on early extinguishment of debt	—	(783)	—	—	—	(783)
Equity in income of consolidated subsidiaries, net of tax	14,566	40,402	2,033	—	(57,001)	—
Other income (loss), net	—	—	4,756	17	—	4,773

Income (loss) before income taxes	14,566	(989)	65,993	4,977	(57,001)	27,546
Benefit (provision) for income taxes	—	15,555	(25,591)	(315)	—	(10,351)

Net income	14,566	14,566	40,402	4,662	(57,001)	17,195
Noncontrolling interests	—	—	—	(2,629)	—	(2,629)

Net income attributable to Delta Tucker Holdings, Inc.	$14,566	$14,566	$40,402	$2,033	$(57,001)	$14,566

Delta Tucker Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidating Statement of Operations Information

For the Six Months Ended July 1, 2011

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$—	$1,806,465	$259,236	$(262,653)	$1,803,048
Cost of services	—	—	(1,663,096)	(248,393)	256,422	(1,655,067)
Selling, general and administrative expenses	—	—	(69,097)	(6,495)	6,231	(69,361)
Depreciation and amortization expense	—	—	(25,654)	(320)	—	(25,974)
Earnings from equity method investees	—	—	7,936	—	—	7,936

Operating income	—	—	56,554	4,028	—	60,582
Interest expense	—	(46,555)	(146)	—	—	(46,701)
Loss on early extinguishment of debt	—	(2,397)	—	—	—	(2,397)
Equity in income of consolidated subsidiaries, net of tax	8,234	38,229	2,066	—	(48,529)	—
Other income (loss), net	—	—	4,278	(32)	—	4,246

Income (loss) before income taxes	8,234	(10,723)	62,752	3,996	(48,529)	15,730
Benefit (provision) for income taxes	—	18,957	(24,523)	(525)	—	(6,091)

Net income	8,234	8,234	38,229	3,471	(48,529)	9,639
Noncontrolling interests	—	—	—	(1,405)	—	(1,405)

Net income attributable to Delta Tucker Holdings, Inc.	$8,234	$8,234	$38,229	$2,066	$(48,529)	$8,234

Delta Tucker Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidating Statement of Comprehensive Income Information

For the Three Months Ended June 29, 2012

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net income	$8,991	$8,991	$22,863	$2,537	$(33,067)	$10,315
Other comprehensive income:
Currency translation adjustment	(345)	(345)	(150)	(195)	690	(345)

Other comprehensive income, before tax	(345)	(345)	(150)	(195)	690	(345)
Income tax expense related to items of other comprehensive income	113	113	55	58	(226)	113

Other comprehensive income	(232)	(232)	(95)	(137)	464	(232)

Comprehensive income	8,759	8,759	22,768	2,400	(32,603)	10,083
Noncontrolling interests	—	—	—	(1,324)	—	(1,324)

Comprehensive income attributable to Delta Tucker Holdings, Inc.	$8,759	$8,759	$22,768	$1,076	$(32,603)	$8,759

Delta Tucker Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidating Statement of Comprehensive Income Information

For the Three Months Ended July 1, 2011

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Net income	$3,326	$3,326	$17,493	$1,649	$(21,801)	$3,993
Other comprehensive income:
Currency translation adjustment	(105)	(105)	(190)	85	210	(105)

Other comprehensive income, before tax	(105)	(105)	(190)	85	210	(105)
Income tax expense related to items of other comprehensive income	(40)	(40)	(72)	32	80	(40)

Other comprehensive income	(145)	(145)	(262)	117	290	(145)

Comprehensive income	3,181	3,181	17,231	1,766	(21,511)	3,848
Noncontrolling interests	—	—	—	(667)	—	(667)

Comprehensive income attributable to Delta Tucker Holdings, Inc.	$3,181	$3,181	$17,231	$1,099	$(21,511)	$3,181

Delta Tucker Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidating Statement of Comprehensive Income Information

For the Six Months Ended June 29, 2012

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net income	$14,566	$14,566	$40,402	$4,662	$(57,001)	$17,195
Other comprehensive income:
Currency translation adjustment	(149)	(149)	(27)	(122)	298	(149)

Other comprehensive income, before tax	(149)	(149)	(27)	(122)	298	(149)
Income tax expense related to items of other comprehensive income	52	52	10	42	(104)	52

Other comprehensive income	(97)	(97)	(17)	(80)	194	(97)

Comprehensive income	14,469	14,469	40,385	4,582	(56,807)	17,098
Noncontrolling interests	—	—	—	(2,629)	—	(2,629)

Comprehensive income attributable to Delta Tucker Holdings, Inc.	$14,469	$14,469	$40,385	$1,953	$(56,807)	$14,469

Delta Tucker Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidating Statement of Comprehensive Income Information

For the Six Months Ended July 1, 2011

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Net income	$8,234	$8,234	$38,229	$3,471	$(48,529)	$9,639
Other comprehensive income:
Currency translation adjustment	(296)	(296)	(74)	370	592	296

Other comprehensive income, before tax	(296)	(296)	(74)	370	592	296
Income tax expense related to items of other comprehensive income	(165)	(165)	41	(206)	330	(165)

Other comprehensive income	(461)	(461)	(33)	164	922	131

Comprehensive income	7,773	7,773	38,196	3,635	(47,607)	9,770
Noncontrolling interests	—	—	—	(1,405)	—	(1,405)

Comprehensive income attributable to Delta Tucker Holdings, Inc.	$7,773	$7,773	$38,196	$2,230	$(47,607)	$8,365

Delta Tucker Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidating Balance Sheet Information

June 29, 2012

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
	ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$33,679	$43,902	$—	$77,581
Restricted cash	—	—	1,659	—	—	1,659
Accounts receivable, net	—	—	796,594	3,590	7,877	808,061
Intercompany receivables	—	—	190,619	8,210	(198,829)	—
Prepaid expenses and other current assets	—	—	63,410	1,665	1,318	66,393

Total current assets	—	—	1,085,961	57,367	(189,634)	953,694
Property and equipment, net	—	—	21,634	790	—	22,424
Goodwill	—	—	613,204	32,399	—	645,603
Tradenames, net	—	—	43,571	—	—	43,571
Other intangibles, net	—	—	287,643	1,739	—	289,382
Investment in subsidiaries	510,063	1,478,710	34,401		(2,023,174)	—
Other assets, net	3,170	28,086	27,367	—	(55)	58,568

Total assets	$513,233	$1,506,796	$2,113,781	$92,295	$(2,212,863)	$2,013,242

	LIABILITIES & EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$637	$—	$—	$637
Accounts payable	—	—	281,778	1,655	(1,373)	282,060
Accrued payroll and employee costs	—	—	94,183	43,823	(10)	137,996
Intercompany payables	48,255	130,433	8,210	11,931	(198,829)
Deferred income taxes	—	—	67,571	48	—	67,619
Accrued liabilities	—	24,028	117,108	369	10,523	152,028
Income taxes payable	—	—	1,803	68	—	1,871

Total current liabilities	48,255	154,461	571,290	57,894	(189,689)	642,211
Long-term debt, less current portion	—	842,272	—	—	—	842,272
Long-term deferred taxes	—	—	44,014	—	—	44,014
Other long-term liabilities	—	—	13,354	—	—	13,354
Noncontrolling interests	—	—	6,413	—	—	6,413
Equity	464,978	510,063	1,478,710	34,401	(2,023,174)	464,978

Total liabilities and equity	$513,233	$1,506,796	$2,113,781	$92,295	$(2,212,863)	$2,013,242

Delta Tucker Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidating Balance Sheet Information

December 30, 2011

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
	ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$45,724	$24,481	$—	$70,205
Restricted cash	—	—	10,773	—	—	10,773
Accounts receivable, net	—	—	750,135	7,391	(4,770)	752,756
Intercompany receivables	—	—	176,207	9,196	(185,403)	—
Prepaid expenses and other current assets	—	—	87,401	792	684	88,877

Total current assets	—	—	1,070,240	41,860	(189,489)	922,611
Property and equipment, net	—	—	23,290	794	—	24,084
Goodwill	—	—	613,204	32,399	—	645,603
Tradenames, net	—	—	43,660	—	—	43,660
Other intangibles, net	—	—	308,786	1,954	—	310,740
Investment in subsidiaries	497,384	1,481,506	35,609	—	(2,014,499)	—
Other assets, net	2,017	32,864	33,002	—	(160)	67,723

Total assets	$499,401	$1,514,370	$2,127,791	$77,007	$(2,204,148)	$2,014,421

	LIABILITIES & EQUITY
Current liabilities:
Accounts payable	$—	$—	$276,547	$2,781	$(4,260)	$275,068
Accrued payroll and employee costs	—	—	100,578	28,449	—	129,027
Intercompany payables	47,102	120,637	9,196	8,468	(185,403)	—
Deferred income taxes	—	—	78,885	27	—	78,912
Accrued liabilities	—	24,077	123,551	1,533	14	149,175
Income taxes payable	—	—	937	140	—	1,077

Total current liabilities	47,102	144,714	589,694	41,398	(189,649)	633,259
Long-term debt, less current portion	—	872,272	637	—	—	872,909
Long-term deferred taxes	—	—	23,136	—	—	23,136
Other long-term liabilities	—	—	27,632	—	—	27,632
Noncontrolling interests	—	—	5,186	—	—	5,186
Equity	452,299	497,384	1,481,506	35,609	(2,014,499)	452,299

Total liabilities and equity	$499,401	$1,514,370	$2,127,791	$77,007	$(2,204,148)	$2,014,421

Delta Tucker Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidating Statement of Cash Flow Information

For the Six Months Ended June 29, 2012

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(1,153)	$20,204	$18,460	$15,793	$(547)	$52,757

Cash flows from investing activities:
Purchase of property and equipment, net	—	—	(2,227)	—	—	(2,227)
Proceeds from sale of property, plant and equipment	—	—	8	—	—	8
Purchase of software	—	—	(1,095)	—	—	(1,095)
Return of capital from equity method investees	—	—	5,600	—	—	5,600
Contributions to equity method investees	—	—	(1,479)	—	—	(1,479)

Net cash provided by investing activities	—	—	807	—	—	807

Cash flows from financing activities:
Borrowings on long-term debt	—	293,200	—	—	—	293,200
Payments on long-term debt	—	(323,200)	—	—	—	(323,200)
Borrowings related to financed insurance	—	—	5,041	—	—	5,041
Payments related to financed insurance	—	—	(20,955)	—	—	(20,955)
Payments of dividends to Parent	—	—	—	(821)	547	(274)
Net transfers from (to) Parent/subsidiary	1,153	9,796	(15,398)	4,449	—	—

Net cash provided by (used in) financing activities	1,153	(20,204)	(31,312)	3,628	547	(46,188)

Net (decrease) increase in cash and cash equivalents	—	—	(12,045)	19,421	—	7,376
Cash and cash equivalents, beginning of period	—	—	45,724	24,481	—	70,205

Cash and cash equivalents, end of period	$—	$—	$33,679	$43,902	$—	$77,581

Delta Tucker Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidating Statement of Cash Flow Information

For The Six Months Ended July 1, 2011

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$11,752	$(1,084)	$60,489	$6,568	$(1,569)	$76,156

Cash flows from investing activities:
Purchase of property and equipment, net	—	—	(1,510)	—	—	(1,510)
Proceeds from sale of property, plant and equipment	—	—	45	—	—	45
Purchase of software	—	—	(1,364)	—	—	(1,364)
Return of capital from equity method investees	—	—	9,147	—	—	9,147
Net transfers to Parent	—	—	—	(5,063)	5,063	—

Net cash provided by (used in) investing activities	—	—	6,318	(5,063)	5,063	6,318

Cash flows from financing activities:
Borrowings on long-term debt	—	214,300	—	—	—	214,300
Payments on long-term debt	—	(265,603)	—	—	—	(265,603)
Net transfers (to) from Parent/subsidiary	(11,752)	52,387	(35,572)	—	(5,063)	—
Payments of dividends to Parent	—	—	—	(2,353)	1,569	(784)
Other financing activities	—	—	(9,888)	—	—	(9,888)

Net cash (used in ) provided by financing activities	(11,752)	1,084	(45,460)	(2,353)	(3,494)	(61,975)

Net increase (decrease) in cash and cash equivalents	—	—	21,347	(848)	—	20,499
Cash and cash equivalents, beginning of period	—	—	46,106	6,431	—	52,537

Cash and cash equivalents, end of period	$—	$—	$67,453	$5,583	$—	$73,036

Note 14 — Subsequent Events

We evaluated subsequent events that occurred after the period end date through the date the financial statements were issued and concluded that no subsequent events have occurred that require recognition or disclosure in our financial statements for the three and six months ended June 29, 2012, except as follows:

On July 6, 2012, we acquired Heliworks Inc. (“Heliworks”). Heliworks is an aviation-services company serving both commercial and government customers while providing commercial maintenance, repair and overhaul capabilities. Heliworks will be integrated within our Aviation segment. The preliminary purchase price was approximately $11 million, net of cash acquired. Pro-forma financial information has not been provided for this acquisition as the acquisition is not expected to have a material effect on our 2012 results of operations, financial position, or cash flows.

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

LOGCAP — This Group provides U.S. military operations and maintenance support. The LOGCAP Group operates under a single Indefinite Delivery, Indefinite Quantity (“IDIQ”) contract and is the U.S. Army component of the DoD’s initiative to award contracts to U.S. companies with a broad range of logistics capabilities in support of the U.S. and allied forces during combat, peacekeeping, humanitarian and training operations. Under LOGCAP IV, the U.S. Army contracts for us to perform selected services in theater to augment U.S. Army forces and release military units for other missions or to fill U.S. Army resource shortfalls.

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

Security Services — This Group manages and operates complex security services, providing static security and personal protective details for U.S. and foreign diplomats, senior governmental officials and commercial clients, in hostile and austere environments. This Group’s core competencies include protective security details, static guard services, intelligence support and operating tactical operations centers, medical support, and emergency response capabilities.

Global Linguist Solutions — GLS is a joint venture between DynCorp International LLC and McNeil Technologies (“McNeil”), in which we have a 51% ownership interest. GLS historically has had no other operations outside of performance on the Intelligence and Security Command (“INSCOM”) contract, which began services in 2008. GLS provides rapid recruitment, deployment and on-site management of interpreters and translators in-theatre for a wide range of foreign languages in support of the U.S. Army, unified commands attached forces, combined forces, and joint elements executing the Operation Iraqi Freedom (“OIF”) mission, and other U.S. government agencies supporting the OIF mission. During the year ended December 30, 2011, GLS was selected as one of six providers that will compete for task orders on the $9.7 billion Defense Language Interpretation Translation Enterprise (“DLITE”) contract. We have submitted a bid on one of the task orders related to the DLITE contract; however, final decision on this task order has not yet been issued by the customer.

Current Operating Environment and Outlook

The following discussion is a supplement to and should be read in conjunction with the accompanying unaudited financial statements and related notes and with our Annual Report on Form 10-K for the year ended December 30, 2011.

External Factors

Since 2001 the overall level of U.S. defense spending has doubled. These historically high defense expenditures were driven in part to support operations in Iraq and Afghanistan, and were funded through an account supplemental to the base defense budget called Overseas Contingency Operations (OCO). As a result of the U.S. military withdrawal from Iraq in December of 2011, and the drawdown of forces in Afghanistan, there has been a proportional and expected decline in the OCO account.

In August 2011, Congress enacted the Budget Control Act of 2011 (“the Act”) which brought to a conclusion the 2011 United States debt-ceiling crisis, which had threatened to lead the United States into sovereign default. The Act specified an immediate $917 billion of cuts over ten years, including $487 billion from defense spending. Additionally, the Act established the Joint Select Committee on Deficit Reduction, or the “super committee”, to produce additional deficit reduction legislation. The goal of the Act was to produce a deficit reduction of at least $1.5 trillion over the coming 10 years which was to be passed by December 23, 2011. If Congress failed to produce such a bill with at least $1.2 trillion in cuts, then this would trigger across-the-board cuts, through a “sequestration of appropriations” equally split between security and non-security programs. Thus far, an agreement has not been achieved. Should Congress and the Administration fail to change or delay sequestration, beginning January of 2013, our customers could see their FY 2013 budgets reduced by as much as an additional ten percent.

Funding for our programs is dependent upon the annual budget and the appropriation decisions, as well as geo-political and macroeconomic conditions, which are beyond our control. While these dynamics could place pressure on defense spending, the President’s fiscal year 2013 defense budget request indicates that the weapon system acquisition and modernization programs will be most negatively impacted by budget reductions. Operations and Maintenance budgets will remain relatively robust. We believe the following industry trends will result in continued strong demand in our target markets for the types of services we provide:

•

Realignment in military force structure, leading to increased outsourcing of non-combat functions, including life-cycle asset management functions ranging from organizational to depot-level maintenance;

•	Continued focus on smart power initiatives by DoS, USAID, the United Nations, and even the DoD, to include development and smaller-scale stability operations;

•	Increased maintenance, overhaul and upgrade needs to support aging military platforms;

•	Growth in outsourcing by foreign allies of maintenance, supply support, facilities management, infrastructure upgrades and construction management-related services; and

•

Further efforts by the U.S. government to move from single award to multiple award IDIQ contracts, which offer an opportunity to increase revenue by competing for task orders with the other contract awardees.

As the President’s budget notes, as the U.S. military draws-down, the DoS will increase its diplomatic activities in Afghanistan. As was the case in Iraq, we believe this situation could create opportunities for us. Additionally, the transition from a combat to a train and advise mission could lead to added emphasis and funding requirements for our Afghanistan Security Forces support requirements.

In the Persian Gulf, Iran’s continued nuclear ambitions have resulted in an unprecedented international sanctions regime and the bolstering of United States defense ties and presence throughout the region. We believe that base operations and support and maintenance capacity will be key enablers in this environment, and we are especially well positioned to provide these services to both United States forces and Allied nations. Finally, the re-balance to Asia, reflects the increased importance of the Asia-Pacific regions, in both security and economic terms for the United States. As the United States revitalizes and reinforces its presence in this vital region, we expect to see increased requirements for base operations support, logistics support and capacity building, all of which we provide best in class.

The investments and acquisitions we have made over the past three years have been focused on aligning our business to address areas that have high growth potential, including intelligence training and rule of law development, as well as parallel and evolving customer requirements.

Notable Events for the Six Months Ended June 29, 2012

•

In January 2012, we were awarded a contract within our Aviation segment with the U.S. Air Force to provide support services for the DoD and contractor personnel in Egypt. The contract is fixed price with a one year base and four one-year options with a total potential contract value of $95.0 million.

•

In January 2012, we became a subcontractor to Alenia to support the Air Force Security Assistance Center (“AFSAC”) G222/C27 A program. The time and materials contract has a two year base period with eight one-year options with a total potential contract value of $42.0 million and will operate under our Aviation segment.

•

In March 2012, we received a contract within our Aviation segment with the U.S. Army to provide a Maintenance Augmentation Team for the Kuwait Air Force AH-64D Apache helicopter maintenance program. The fixed price contract has one year base with four, one-year options and a total potential contract value of $25.4 million if all options are exercised.

•

In March 2012, we were awarded a contract with the U.S. Navy to provide facility support services for personnel from the Naval Mobile Construction Battalion unit in Dili, Timor-Leste. The fixed price, IDIQ contract has a one base year with four one-year options and will operate under our Aviation segment.

•

In April 2012, we were awarded a contract with National Aeronautics and Space Administration (“NASA”) to provide aircraft maintenance and operational support services at various locations. The contract is fixed price - award fee / cost plus award fee with a one year and four months base and two, two year option periods and a total potential contract value of $176.9 million and will operate under our Aviation segment.

•

In May 2012, we were awarded a task order within the Aviation segment by the U.S. Air Force under the Contract Field Teams (“CFT”) to provide aircraft maintenance support at Robins Air Force Base in Georgia. We were the sole awardee for this IDIQ contract which has one base year and one option year and a total potential contract value of $92.6 million.

•

In June 2012, we were awarded a contract within the GLDS segment by the Naval Facilities Engineering Command-Pacific to provide operations support services within the Joint Operation Area and Manila, Republic of the Philippines. The cost-plus-award fee contract has a base year and four option years with a total potential contract value of $198 million.

•

In June 2012, we were awarded a contract with the U.S. Air Force Materiel Command to provide support services for T-6A and T-6B aircraft at several Air Force and Navy locations throughout the U.S. The firm-fixed price contract has a total potential contract value of $432 million and will operate under our Aviation segment.

•

In June 2012, we were awarded a task order with the U.S. Army Special Operations Command (“USASOAC”) under the CFT contract to provide aviation support to the 160th Special Operations Aviation Regiment - Airborne at Fort Campbell, Kentucky. The IDIQ contract has an eight month base period and two one-year options and a total potential contract value of $54.5 million and will operate under our Aviation segment.

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

Our historical contract mix by type, as a percentage of revenue, is indicated in the table below.

	Three Months Ended June 29, 2012	Three Months Ended July 1, 2011	Six Months Ended June 29, 2012	Six Months Ended July 1, 2011
Fixed-Price	17%	15%	16%	17%
Time-and-Materials	11%	17%	11%	16%
Cost-Reimbursement	72%	68%	73%	67%

Total	100%	100%	100%	100%

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

The following table sets forth our approximate backlog as of the dates indicated:

	As Of
	June 29, 2012	December 30, 2011
	(Amounts in millions)
Funded backlog	$1,481	$1,480
Unfunded backlog	3,743	4,261

Total	$5,224	$5,741

Total backlog as of June 29, 2012 was $5.2 billion, as compared to $5.7 billion as of December 30, 2011. The decrease in backlog was due to revenue recognized on current programs partially offset by new contract wins within the GLDS segment and the Aviation segment during the three months ended June 29, 2012.

Results of Operations

Consolidated Three Months Ended June 29, 2012 compared to the Three Months Ended July 1, 2011

The following tables set forth our unaudited consolidated results of operations, both in dollars and as a percentage of revenue:

	Three Months Ended
(Amounts in thousands)	June 29, 2012		July 1, 2011
Revenue	$961,089	100.0%	$918,724	100.0%
Cost of services	(873,091)	(90.8)%	(848,876)	(92.4)%
Selling, general and administrative expenses	(38,324)	(4.0)%	(31,834)	(3.5)%
Depreciation and amortization expense	(12,659)	(1.3)%	(12,843)	(1.4)%
Earnings from equity method investees	13	—%	3,210	0.4%

Operating (loss) income	37,028	3.9%	28,381	3.1%
Interest expense	(21,736)	(2.3)%	(23,195)	(2.5)%
Loss on early extinguishment of debt	(783)	—%	—	—%
Interest income	35	—%	64	—%
Other income, net	1,326	0.1%	1,259	0.1%

Income before income taxes	15,870	1.7%	6,509	0.7%
Provision for income taxes	(5,555)	(0.6)%	(2,516)	(0.3)%

Net income	10,315	1.1%	3,993	0.4%
Noncontrolling interests	(1,324)	(0.2)%	(667)	—%

Net income attributable to Delta Tucker Holdings, Inc.	$8,991	0.9%	$3,326	0.4%

Revenue — Revenue for the three months ended June 29, 2012 was $961.1 million, an increase of $42.4 million, or 4.6%, compared to the three months ended July 1, 2011. The increase was primarily driven by the increase in revenue earned under our LOGCAP and Aviation segments, which together comprised approximately 76% of total consolidated revenue. See further discussion of our revenue results in the “Results by Segment” section below.

Cost of services — Cost of services are comprised of direct labor, direct material, overhead, subcontractor, travel, supplies and other miscellaneous costs. Cost of services for the three months ended June 29, 2012 was $873.1 million, an increase of $24.2 million, or 2.9%, compared to the three months ended July 1, 2011. The increase in Cost of services was due to the growth in our business and was relatively consistent with the increase in revenue. As a percentage of revenue, Cost of services was 90.8% and 92.4% during the three months ended June 29, 2012 and the three months ended July 1, 2011, respectively. This improvement in Cost of services as a percentage of revenue was primarily driven by improved margins from a more favorable contract mix in our Aviation segment. The decrease was partially offset by the growth of our LOGCAP IV program which is a cost-reimbursable contract that operated at lower margins compared to the comparable period in the prior year. See further discussion of the impact of program margins in the “Results by Segment” section below.

Selling, general and administrative expenses (“SG&A”) — SG&A primarily relates to functions such as management, legal, financial accounting, contracts and administration, human resources, management information systems, purchasing, and business development. SG&A increased by $6.5 million, or 20.4%, to $38.3 million during the three months ended June 29, 2012 compared to the three months ended July 1, 2011. As a percentage of revenue, SG&A was 4.0% and 3.5%, during the three months ended June 29, 2012 and July 1, 2011, respectively. SG&A increased for the three months ended June 29, 2012 primarily as a result of higher consulting and other professional fees related to process improvement projects during the three months ended June 29, 2012.

Depreciation and amortization — Depreciation and amortization during the three months ended June 29, 2012, was $12.7 million, a decrease of $0.2 million, or 1.4%, as compared with depreciation and amortization during the three months ended July 1, 2011. The decrease was primarily the result of non-compete agreements becoming fully amortized during the second half of the year ended December 30, 2011 partially offset by additional depreciation expense on capital expenditures incurred subsequent to the three months ended July 1, 2011.

Earnings from equity method investees — Earnings from operationally integral unconsolidated affiliates for the three months ended June 29, 2012 was $0.01 million. In September of 2011, we recorded an impairment of our investment in GLS resulting in us no longer recognizing any earnings until cash is received through a dividend distribution. Additionally, earnings for the quarter were impacted by the liquidation of Mission Readiness. See Note 10 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion.

Interest expense — Interest expense for the three months ended June 29, 2012 was $21.7 million, a decrease of $1.5 million, or 6.3%, compared to the three months ended July 1, 2011. The decrease was primarily due to the reduction of the principal balance of our Term Loan as a result of the $151.3 million in principal payments made during the year ended December 30, 2011 and a principal prepayment of $30.0 million made during the three months ended June 29, 2012.

Other income, net — Other income, net includes our share of earnings from unconsolidated joint ventures that are not operationally integral to our business as well as gains/losses from foreign currency and asset sales. Other income, net during the three months ended June 29, 2012 was $1.3 million, an increase of $0.1 million, or 5.3%, compared to the three months ended July 1, 2011. The increase in Other income, net was primarily driven by gains on asset sales and partially offset by a reduction in earnings from our unconsolidated joint venture.

Income taxes — Our effective tax rate consists of federal and state statutory rates and certain permanent differences. The effective tax rate for the three months ended June 29, 2012 was 35.0%, as compared to 38.7% for the three months ended July 1, 2011. The decrease in the tax rates was due primarily to the impact of the discreet item presented during the first quarter of the year and the impact of our non-controlling interests.

Consolidated Six Months Ended June 29, 2012 compared to the Six Months Ended July 1, 2011

The following tables set forth our unaudited consolidated results of operations, both in dollars and as a percentage of revenue:

	Six Months Ended
(Amounts in thousands)	June 29, 2012		July 1, 2011
Revenue	$2,008,155	100.0%	$1,803,048	100.0%
Cost of services	(1,839,701)	(91.6)%	(1,655,067)	(91.8)%
Selling, general and administrative expenses	(76,475)	(3.8)%	(69,361)	(3.8)%
Depreciation and amortization expense	(25,219)	(1.3)%	(25,974)	(1.4)%
Earnings from equity method investees	223	—%	7,936	0.4%

Operating (loss) income	66,983	3.3%	60,582	3.4%
Interest expense	(43,427)	(2.2)%	(46,701)	(2.6)%
Loss on early extinguishment of debt	(783)	—%	(2,397)	(0.1)%
Interest income	73	—%	139	—%
Other income, net	4,700	0.2%	4,107	0.2%

Income before income taxes	27,546	1.3%	15,730	0.9%
Provision for income taxes	(10,351)	(0.5)%	(6,091)	(0.4)%

Net income	17,195	0.8%	9,639	0.5%
Noncontrolling interests	(2,629)	(0.1)%	(1,405)	—%

Net income attributable to Delta Tucker Holdings, Inc.	$14,566	0.7%	$8,234	0.5%

Revenue — Revenue for the six months ended June 29, 2012 was $2,008.2 million, an increase of $205.1 million, or 11.4%, compared to the six months ended July 1, 2011. The increase was primarily driven by the increase in revenue earned under our LOGCAP and Aviation segments, which together comprised approximately 76% of total consolidated revenue. See further discussion of our revenue results in the “Results by Segment” section below.

Cost of services — Cost of services are comprised of direct labor, direct material, overhead, subcontractor, travel, supplies and other miscellaneous costs. Cost of services for the six months ended June 29, 2012 was $1,839.7 million, an increase of $184.6 million, or 11.2%, compared to the six months ended July 1, 2011. The increase in Cost of services was due to the growth in our business and was relatively consistent with the increase in revenue. As a percentage of revenue, Cost of services was 91.6% and 91.8% during the six months ended June 29, 2012 and the six months ended July 1, 2011, respectively. This improvement in Cost of services as a percentage of revenue was primarily driven by margin improvements in our LOGCAP and Aviation segments. We expect our cost of services as a percentage of revenue to continue to increase as we experience continual growth under the LOGCAP and Aviation segments for the remainder of the year. See further discussion of the impact of program margins in the “Results by Segment” section below.

Selling, general and administrative expenses (“SG&A”) — SG&A primarily relates to functions such as management, legal, financial accounting, contracts and administration, human resources, management information systems, purchasing, and business development. SG&A increased by $7.1 million, or 10.3%, to $76.5 million during the six months ended June 29, 2012 compared to the six months ended July 1, 2011. As a percentage of revenue, SG&A remained stable at 3.8% during the six months ended June 29, 2012 and July 1, 2011. As we continue to focus on process improvements and efficiencies throughout the Company, we expect SG&A expenses, as a percentage of revenue, to remain relatively stable for the remainder of the year. SG&A expenses for the six months ended June 29, 2012 were impacted by consulting and other professional fees necessary to assist in completing process improvements. SG&A for the six months ended July 1, 2011 were impacted by (i) severance costs related to the corporate realignment, (ii) $3.9 million in non-cash expenses due to the acceleration of Phoenix and Casals retention bonus and (iii) legal and compliance costs.

Depreciation and amortization — Depreciation and amortization during the six months ended June 29, 2012, was $25.2 million, a decrease of $0.8 million, or 2.9%, as compared with depreciation and amortization during the six months ended July 1, 2011. The decrease was primarily the result of non-compete agreements becoming fully amortized during the second half of the year ended December 30, 2011 partially offset by additional depreciation expense on capital expenditures incurred subsequent to the six months ended July 1, 2011.

Earnings from equity method investees — Earnings from operationally integral unconsolidated affiliates for the six months ended June 29, 2012 was $0.2 million. In September of 2011, we recorded an impairment of our investment in GLS resulting in us no longer recognizing any earnings until we receive cash through a dividend distribution. As GLS’ task orders come to an end in December 2012, we do not anticipate any further work under the task orders after their completion. We expect our earnings from equity method investees will continue to decline through the remainder of the year unless additional task orders are received. See Note 10 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion.

Interest expense — Interest expense for the six months ended June 29, 2012 was $43.4 million, a decrease of $3.3 million, or 7.0%, compared to the six months ended July 1, 2011. The decrease was primarily due to the reduction of the principal balance of our Term Loan as a result of the $151.3 million in principal payments made during the year ended December 30, 2011 and a principal payment of $30.0 million made during the three months ended June 29, 2012.

Other income, net — Other income, net includes our share of earnings from unconsolidated joint ventures that are not operationally integral to our business as well as gains/losses from foreign currency and asset sales. Other income, net during the six months ended June 29, 2012 was $4.7 million, an increase of $0.6 million, or 14.4%, compared to the six months ended July 1, 2011. The increase in Other income, net is representative of our increase in earnings in the first quarter from our unconsolidated joint ventures primarily driven by growth of our Babcock joint venture.

Income taxes — Our effective tax rate consists of federal and state statutory rates and certain permanent differences. The effective tax rate for the six months ended June 29, 2012 was 37.7%, as compared to 38.7% for the six months ended July 1, 2011. The decrease in the tax rates was due primarily to the change in our deferred tax assets during the quarter, as a result of a discrete item noted for the three months ended March 30, 2012.

Results by Segment–Three Months Ended June 29, 2012 Compared to Three Months Ended July 1, 2011

The following tables set forth the revenue for our operating segments, both in dollars and as a percentage of our consolidated revenue as well as operating income for our operating segments along with segment operating margin, during the three months ended June 29, 2012, as compared to the three months ended July 1, 2011.

(Amounts in thousands)	Three Months Ended June 29, 2012		Three Months Ended July 1, 2011
Revenue
LOGCAP	$417,469	42.8%	$401,920	39.5%
Aviation	313,231	32.1%	269,808	26.5%
Training & Intelligence Solutions	132,337	13.6%	161,645	15.9%
Global Logistics & Development Solutions	70,693	7.2%	73,578	7.2%
Security Services	27,422	2.8%	12,890	1.2%
GLS	14,762	1.5%	98,746	9.7%

Total segments	975,914	100.0%	1,018,587	100.0%
GLS deconsolidation(2)	(14,762)		(98,746)
Headquarters/eliminations(1)	(63)		(1,117)

Consolidated revenue	$961,089		$918,724

Operating Income
LOGCAP	$10,024	2.4%	$9,620	2.4%
Aviation	28,182	9.0%	17,774	6.6%
Training & Intelligence Solutions	4,186	3.2%	10,462	6.5%
Global Logistics & Development Solutions	6,958	9.8%	2,684	3.6%
Security Services	(1,527)	(5.6)%	823	6.4%
GLS	1,294	8.8%	6,304	6.4%

Total segments	49,117	5.0%	47,667	4.7%
GLS deconsolidation(2)	(1,294)		(6,304)
Headquarters/eliminations(3)	(10,795)		(12,982)

Consolidated operating income	$37,028		$28,381

(1)	Headquarters revenue primarily represents revenue earned on shared service arrangements for general and administrative services provided to unconsolidated joint ventures at zero profit.
(2)	The Company deconsolidated GLS effective July 7, 2010.
(3)	The Headquarters portion of operating income primarily relates to amortization of intangible assets and other costs that are not allocated to segments and are not billable to our U.S. government customers, partially offset by equity method investee income.

LOGCAP

Revenue of $417.5 million increased $15.5 million, or 3.9%, during the three months ended June 29, 2012 compared to the three months ended July 1, 2011 primarily as a result of continued increased demand for services under the Afghanistan task order. LOGCAP is comprised of task orders that are primarily cost-reimbursable and provide for payment of allowable incurred costs, to the extent prescribed in the contract, plus a fixed base fee and an award fee. We received award fee determination letters during the three months ended June 29, 2012 that were, in the aggregate, higher than our previous estimates and resulted in an aggregate adjustment to revenue of $2.0 million for the quarter. Our estimated and actual award fee determinations were higher than our award fees in the comparable prior year period.

Operating income of $10.0 million increased $0.4 million, or 4.2%, for the three months ended June 29, 2012 compared to operating income of $9.6 million for the three months ended July 1, 2011 primarily as a result of a increase in the award fee accrual discussed above. The adjustment in the award fee accrual was partially offset by non-recurring subcontractor costs during the three months ended July 1, 2011. Operating income as a percentage of revenue was flat at 2.4% for the three months ended June 29, 2012 compared to 2.4% for three months ended July 1, 2011.

Aviation

Revenue of $313.2 million increased $43.4 million, or 16.1%, during the three months ended June 29, 2012 compared to the three months ended July 1, 2011. The change was primarily the result of an increase in demand under the INL Air Wing program for intra-theater transportation services in Iraq and Afghanistan and construction services in Iraq and growth under the Counter Narcoterrorism Technology Program Officer (“CNTPO”) contract. Operations under the new Naval Test Wing Patuxent River MD (“Pax River”) contract and the new task orders under the CFT program, including the Regional Aviation Support Management—West (“RASM-W”), Fort Drum and NASA Amos contracts, also contributed to the increase in revenue for the three months ended June 29, 2012.

Operating income of $28.2 million increased $10.4 million, or 58.6%, during the three months ended June 29, 2012 compared to the three months ended July 1, 2011 primarily as a result of the increased volume discussed above, improved performance under the CNTPO program and operations under the new contracts discussed above, which did not contribute to earnings for the three months ended July 1, 2011. The new contracts are also operating at higher margins relative to the overall contract mix in the prior year which is the primary driver of the increase in operating income as a percentage of revenue to 9.0% for the three months ended June 29, 2012 from 6.6% for the three months ended July 1, 2011.

Training and Intelligence Solutions

Revenue of $132.3 million decreased $29.3 million, or 18.1%, during the three months ended June 29, 2012 compared to the three months ended July 1, 2011. The decrease was primarily driven by the ramp-down of operations under the CivPol program and the loss of revenue from the Multi-National Security Transition Command—IRAQ (“MNSTC-I”) program, which concluded during calendar year 2011. The decrease in revenue was partially offset by increased volume under the AMDP program which was fully operational beginning in the third quarter of 2011.

Operating income of $4.2 million decreased $6.3 million, or 60.0%, during the three months ended June 29, 2012 compared to the three months ended July 1, 2011 primarily as a result of the decreases in volume discussed above partially offset by increased volume under the AMDP program for the three months ended June 29, 2012. The replacement of the CivPol Afghanistan program with the AMDP program, which operates at lower margins due to a cost-reimbursable contract structure that does not provide for fees on certain components as compared to the more favorable contract structure under the CivPol Afghanistan program, drove the decrease in operating income as a percentage of revenue to 3.2% for the three months ended June 29, 2012 from 6.5% for the three months ended July 1, 2011.

Global Logistics & Development Solutions

Revenue of $70.7 million decreased $2.9 million, or 3.9%, during the three months ended June 29, 2012 compared to the three months ended July 1, 2011 primarily as a result of the completion of several contracts during calendar year 2011 under our subsidiary Casals & Associates, Inc. and the Air Force Contract Augmentation Program (“AFCAP”) contract. The decrease in revenue was partially offset by operations under the Egyptian Personnel Support Services (“EPSS”) contract, which began in May 2012, and revenue growth under the Oshkosh Defense and War Reserve Materiel (“WRM”) programs.

Operating income of $7.0 million increased $4.3 million, or 159.2%, during the three months ended June 29, 2012 compared to the three months ended July 1, 2011. During the three months ended July 1, 2011, operating income was impacted by a non-recurring contract loss incurred to strategically enter into service areas within Afghanistan. Operating income was also positively impacted during the three months ended June 29, 2012, by the new operations under the EPSS contract as well as improved margin performance under the Oshkosh Defense and WRM programs. These margin improvements also drove the increase in operating income as a percentage of revenue to 9.8% for the three months ended June 29, 2012 from 3.6% for the three months ended July 1, 2011.

Security Services

Revenue of $27.4 million increased $14.5 million, or 112.7%, during the three months ended June 29, 2012 compared to the three months ended July 1, 2011 primarily as a result of the replacement of the Worldwide Personal Protection Program (“WPPS”) with the higher volume Worldwide Protective Services (“WPS”) program during calendar year 2011, and the addition of the Chemonics and Bondsteel contracts, which became operational during the first quarter of 2012.

An operating loss of $1.5 million was recognized for the three months ended June 29, 2012 as compared to operating income of $0.8 million for the three months ended July 1, 2011. The operating loss was primarily due to $1.2 million in general and administrative expenses incurred during the period. Higher transition costs than originally estimated on the Bondsteel contract also contributed to the operating loss, partially offset by a change in estimate on WPS as we believe we have reached agreement with our customer to minimize future losses on the contract. We have completed the transition period on Bondsteel and do not anticipate further incremental losses from this contract.

GLS

Revenue of $14.8 million decreased $84.0 million, or 85.1%, during the three months ended June 29, 2012 compared to the three months ended July 1, 2011 primarily as a result of the reduction in deployed linguists under the INSCOM contract in support of U.S. troop levels in Iraq as the war came to an end in December 2011. GLS’ task orders under the INSCOM contract end in December 2012. We do not anticipate any further work under the INSCOM contract after the completion of these task orders.

Operating income of $1.3 million decreased $5.0 million, or 79.5%, during the three months ended June 29, 2012 compared to the three months ended July 1, 2011 primarily as a result of the reduction in volume under the INSCOM contract as discussed above.

Results by Segment– Six Months Ended June 29, 2012 Compared to Six Months Ended July 1, 2011

The following tables set forth the revenue for our operating segments, both in dollars and as a percentage of our consolidated revenue as well as operating income for our operating segments along with segment operating margin, during the six months ended June 29, 2012, as compared to the six months ended July 1, 2011.

(Amounts in thousands)	Six Months Ended June 29, 2012		Six Months Ended July 1, 2011
Revenue
LOGCAP	$895,515	44.0%	$781,777	38.6%
Aviation	619,646	30.4%	530,435	26.2%
Training & Intelligence Solutions	288,935	14.2%	314,817	15.5%
Global Logistics & Development Solutions	149,835	7.4%	145,389	7.2%
Security Services	51,299	2.5%	27,340	1.4%
GLS	29,752	1.5%	225,152	11.1%

Total segments	2,034,982	100.0%	2,024,910	100.0%
GLS deconsolidation(2)	(29,752)		(225,152)
Headquarters/eliminations(1)	2,925		3,290

Consolidated revenue	$2,008,155		$1,803,048

Operating Income
LOGCAP	$26,942	3.0%	$21,394	2.7%
Aviation	50,688	8.2%	30,029	5.7%
Training & Intelligence Solutions	9,133	3.2%	20,702	6.6%
Global Logistics & Development Solutions	12,270	8.2%	6,405	4.4%
Security Services	(8,159)	(15.9)%	2,170	7.9%
GLS	2,051	6.9%	15,468	6.9%

Total segments	92,925	4.6%	96,168	4.7%
GLS deconsolidation(2)	(2,051)		(15,468)
Headquarters/eliminations(3)	(23,891)		(20,118)

Consolidated operating income	$66,983		$60,582

(1)	Headquarters revenue primarily represents revenue earned on shared service arrangements for general and administrative services provided to unconsolidated joint ventures at zero profit.

(2)	The Company deconsolidated GLS effective July 7, 2010.
(3)	The Headquarters portion of operating income primarily relates to amortization of intangible assets and other costs that are not allocated to segments and are not billable to our U.S. government customers, partially offset by equity method investee income.

LOGCAP

Revenue of $895.5 million increased $113.7 million, or 14.5%, during the six months ended June 29, 2012 compared to the six months ended July 1, 2011 primarily as a result of increased demand under the Afghanistan task order. Additionally, we received award fee determination letters that, in the aggregate, were higher than our previous estimates resulting in an aggregate adjustment to revenue of $6.8 million for the six months ended June 29, 2012.

Operating income of $26.9 million increased $5.5 million, or 25.9%, for the six months ended June 29, 2012 compared to operating income of $21.4 million for the six months ended July 1, 2011, primarily as a result of the increase in volume under the Afghanistan task order discussed above. As a percentage of revenue, operating income increased to 3.0% for the six months ended June 29, 2012 compared to 2.7% for six months ended July 1, 2011, due to higher award fee scores.

Aviation

Revenue of $619.6 million increased $89.2 million, or 16.8%, during the six months ended June 29, 2012 compared to the six months ended July 1, 2011 primarily as a result of an increase in demand for intra-theater transportation and construction services under the INL Air Wing program in Iraq. Recent contract wins, including the Pax River, RASM-W, Saudi AWACS and Fort Drum contracts, and growth under the CNTPO contract also contributed to the increase in revenue for the six months ended June 29, 2012. These increases were partially offset by the loss of the Life Cycle Support Services (“LCCS”) programs during the first quarter of 2011.

Operating income of $50.7 million increased $20.7 million, or 68.8%, during the six months ended June 29, 2012 compared to the six months ended July 1, 2011 primarily as a result of the increase in revenue discussed above as well as improved margin performance on our CFT programs. Operating income as a percentage of revenue increased to 8.2% for the six months ended June 29, 2012 compared to 5.7% for the six months ended July 1, 2011 primarily as a result of the overall contract mix containing comparatively more contracts operating at higher margins.

Training and Intelligence Solutions

Revenue of $288.9 million decreased $25.9 million, or 8.2%, during the six months ended June 29, 2012 compared to the six months ended July 1, 2011 primarily as a result of the ramping down of operations under the CivPol program and completion of the MNSTC-I, and the Advanced Military Source Operations Course (“AMSOC”) contracts. These decreases were offset by revenue growth on the National Media Exploitation Center (“NMEC”) 4 intelligence solutions program resulting from the award of an additional option year and the authorization to increase headcount as well as an increase in revenue on the AMDP program which became fully operational in the third quarter of 2011. This program substantially replaced the CivPol Afghanistan program from the prior year.

Operating income of $9.1 million decreased $11.6 million, or 55.9%, during the six months ended June 29, 2012 compared to the six months ended July 1, 2011 primarily as a result of the changes in revenue discussed above and the overall contract mix containing comparatively more contracts operating at lower margins. Operating income as a percentage of revenue decreased to 3.2% for the six months ended June 29, 2012 compared to 6.6% for the six months ended July 1, 2011 primarily as a result of the replacement of the CivPol Afghanistan program with the AMDP program, which operates at lower margins due to a cost-reimbursable contract structure that does not provide for fees on certain components as compared to the more favorable contract structure under the CivPol Afghanistan program.

Global Logistics & Development Solutions

Revenue of $149.8 million increased $4.4 million, or 3.1%, during the six months ended June 29, 2012 compared to the six months ended July 1, 2011 primarily as a result of operations under the EPSS contract, which began in May 2012, and revenue growth under the Oshkosh Defense, which was awarded during the second quarter of 2011. The increase in revenue was also driven by growth on the Philippines Operations Support and WRM programs and operations in Djibouti, Democratic Republic of Congo and Somalia under the AFRICAP program. The increases in revenue were partially offset by reduced volume under AFCAP and the completion of certain contracts by our subsidiary Casals & Associates, Inc.

Operating income of $12.3 million increased $5.9 million, or 91.6%, during the six months ended June 29, 2012 compared to the six months ended July 1, 2011 primarily as a result of the increased volume under the Oshkosh Defense program.

Operations under the EPSS contract, as well as improved margin performance under the Oshkosh Defense, Navistar Defense and WRM programs drove the increase in operating income as a percentage of revenue to 8.2% for the six months ended June 29, 2012 from 4.4% for the six months ended July 1, 2011.

Security Services

Revenue of $51.3 million increased $24.0 million, or 87.6%, during the six months ended June 29, 2012 compared to the six months ended July 1, 2011 primarily as a result of the replacement of the WPPS with the higher volume WPS program during calendar year 2011, and the addition of the Chemonics and Bondsteel contracts, which began operations during the first quarter of 2012.

An operating loss of $8.2 million, for the six months ended June 29, 2012 as compared to operating income of $2.2 million for the six months ended July 1, 2011, was primarily driven by performance challenges, such as fill rates, transition costs and customer process impediments on the WPS and Bondsteel contracts and the completion of the WPPS program which ended in late 2011. In addition, $3.3 million of our operating loss resulted from the impact of management estimate changes on WPS from our original estimates when the contract began in 2011. We also incurred $2.0 million in general and administrative cost during the current period in comparison to $0.8 million for the six months ended July 1, 2011. We continue to work with our customer to minimize future losses on the WPS contract and believe we are near a final resolution. We have completed the transition period on Bondsteel and do not anticipate further incremental losses from this contract.

GLS

The level of deployed linguists under the INSCOM contract in support of U.S. troop levels in Iraq has decreased due to the war ending in December 2011. As a result, revenue decreased $195.4 million, or 86.8%, to $29.8 million during the six months ended June 29, 2012 compared to $225.2 million for the six months ended July 1, 2011 and operating income decreased $13.4 million, or 86.7%, to $2.1 million for the six months ended June 29, 2012 compared to $15.5 million for the six months ended July 1, 2011.

Liquidity and Capital Resources

Cash generated by operations and borrowings available under our senior secured credit facility (“Senior Credit Facility”) are our primary sources of short-term liquidity (refer to Note 7 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more detail). We believe our cash flow from operations and our available borrowings will be adequate to meet our liquidity needs for the next twelve months. However, access to our Revolver is dependent upon our meeting financial and non-financial covenants, summarized below, and our cash flow from operations is heavily dependent upon billing and collection of our accounts receivable. Significant changes or limitations in collections or loss of our ability to access our revolver could materially negatively impact liquidity and our ability to fund our working capital needs. Our primary use of short-term liquidity includes debt service and working capital needs sufficient to pay for materials, labor, services or subcontractors prior to receiving payments from our customers. There can be no assurance that sufficient capital will continue to be available in the future or that it will be available at terms acceptable to us. Failure to meet covenant obligations could result in elimination of access to our Senior Credit Facility, which would materially affect our future expansion strategies and our ability to meet our operational obligations. Although we operate internationally, virtually all of our cash is held by either U.S. entities or by foreign entities which are structured as pass through entities. As a result, we do not have significant risk associated with our ability to repatriate cash.

Management believes Days Sales Outstanding (“DSO”) is an appropriate way to measure our billing and collections effectiveness. DSO measures the efficiency in collecting our receivables as of the period end date and is calculated based on average daily revenue for the most recent quarter and accounts receivable, net of customer advances, as of the balance sheet date. DSO as of June 29, 2012 was 74 days as compared to 69 days as of December 30, 2011.

We expect our cash position for the remainder of calendar year 2012 to be positively impacted by improvements in the payment cycle for our receivables, which will be partially offset by working capital increases from growth in the business and an investment in the acquisition of Heliworks which occurred in July 2012. We expect cash to continue to be impacted by Interest payments on the Senior Credit Facility and the senior unsecured notes (“Senior Unsecured Notes”). Interest payments are expected to be lower during calendar year 2012 as a result of the $151.3 million principal payments made during the year ended December 30, 2011 and a principal payment of $30.0 million made during the three months ended June 29, 2012.

We have sufficient net operating losses (“NOLs”) and foreign tax credit carryovers to offset our federal income tax liability for calendar year 2012. As such, we do not expect to make any federal income tax payments for calendar year 2012.

Cash Flow Analysis

	Six Months Ended
(Amounts in thousands)	June 29, 2012	July 1, 2011
Net cash provided by operating activities	$52,757	$76,156
Net cash provided by investing activities	807	6,318
Net cash used in financing activities	(46,188)	(61,975)

Cash Flows

Cash provided by operating activities during the six months ended June 29, 2012 was $52.8 million as compared to cash provided by operating activities of $76.2 million during the six months ended July 1, 2011. On a comparative basis, cash flow from operations during the six months ended June 29, 2012 was lower than the six months ended July 1, 2011 due to the non-recurring income tax refund received during the first quarter of calendar year 2011. Cash provided by operations for the six months ended June 29, 2012 was primarily the result of the release of restricted cash, the utilization of prepaid expenses and the increase in accounts payable partially offset by the growth in revenue out-pacing collections on our accounts receivable. Cash provided by operating activities during the six months ended July 1, 2011 was primarily due to $48.0 million in income tax refunds received in the first quarter of calendar year 2011 related to the approved Change in Accounting Methodology (“CIAM”) with the Internal Revenue Service (“IRS”).

Cash provided by investing activities during the six months ended June 29, 2012 and July 1, 2011 was $0.8 million and $6.3 million, respectively. Cash provided by investing activities during the six months ended June 29, 2012 was primarily the result of the return of capital from our Partnership for Temporary Housing (“PaTH”) joint venture offset by fixed asset and software purchases. Cash provided by investing activities during the six months ended July 1, 2011 was primarily the result of a return of capital from our GLS and Contingency Response Services LLC (“CRS”) joint ventures partially offset by fixed asset and software purchases.

Cash used in financing activities during the six months ended June 29, 2012 was $46.2 million compared to $62.0 million of cash used in financing activities during the six months ended July 1, 2011. Cash used in financing activities during the six months ended June 29, 2012 was primarily the result of a $30.0 million prepayment on our Term Loan. Cash used in financing activities during the six months ended July 1, 2011 was primarily the result of a $48.6 million prepayment on our Term Loan in addition to quarterly principal payments.

Financing

As of June 29, 2012, our debt was comprised of (i) $387.3 million of a Term Loan principal associated with our Senior Credit Facility, (ii) $455.0 million of Senior Unsecured Notes and (iii) $0.6 million of senior subordinated notes. We also had Revolver borrowings during the three months ended June 29, 2012 with the maximum amount borrowed of $90.0 million. These borrowings were for working capital requirements resulting primarily from the timing of customer collections, vendor disbursements and to provide short term liquidity as we continued work on closing the financial statements for 2011 and completed the filing of our 2011 Annual Report. As of June 29, 2012, we had no outstanding revolver borrowings. As of June 29, 2012 and December 30, 2011, the additional available borrowing capacity under the Senior Credit Facility was approximately $109.8 million and $109.6 million, respectively, which gives effect to $40.2 million and $40.4 million, respectively, in letters of credit.

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

In addition to the Senior Credit Facility and Senior Unsecured Notes, $0.6 million of our pre-merger 9.5% senior subordinated notes remain outstanding as of June 29, 2012.

The weighted-average interest rate as of June 29, 2012 for our debt was 8.4%, excluding the impact of deferred financing fees. There were no interest rate hedges in place during the three months ended June 29, 2012.

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

In addition, the Senior Credit Facility stipulates a maximum total leverage ratio, as defined in the Senior Credit Facility, and minimum interest coverage ratio, as defined in the Senior Credit Facility, that we must maintain. As of June 29, 2012, we were in compliance with our financial covenants.

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

In the event we fail to comply with the covenants specified in the Senior Credit Facility and the Indenture governing our Senior Unsecured Notes, we may be in default. As of June 29, 2012 and December 30, 2011, the Company was in compliance with all of its debt agreements.

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

The following table provides a reconciliation of net income attributable to Delta Tucker Holdings, Inc. and EBITDA and Adjusted EBITDA for the periods included below:

Delta Tucker Holdings, Inc.

Unaudited Adjusted EBITDA

	Delta Tucker Holdings, Inc.
	Three Months Ended		Six Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
(Amounts in thousands)	(unaudited)
Net income attributable to Delta Tucker Holdings, Inc.	$8,991	$3,326	$14,566	$8,234
Provision for income taxes	5,555	2,516	10,351	6,091
Interest expense, net of interest income	21,701	23,131	43,354	46,562
Depreciation and amortization(1)	13,084	13,274	26,040	26,797

EBITDA	$49,331	$42,247	$94,311	$87,684
Non-recurring or unusual gains or losses or income or expenses and non-cash impairments (2)	1,547	1,817	1,762	5,136
Changes due to fluctuation in foreign exchange rates	(179)	140	(99)	150
Earnings from affiliates not received in cash	1,994	248	(1,107)	256
Employee non-cash compensation, severance, and retention expense	386	683	1,310	8,058
Management fees (3)	268	717	445	1,171
Acquisition accounting and Merger-related items (4)	(1,458)	(1,960)	(3,309)	(3,012)
Other	(52)	(8)	(94)	(6)

Adjusted EBITDA (5)	$51,837	$43,884	$93,219	$99,437

(1)	Amount includes certain depreciation and amortization amounts which are classified as Cost of services in our Unaudited Condensed Consolidated Statements of Operations.
(2)	Includes certain unusual income and expense items, as defined in the Indenture and Senior Credit Facility.
(3)	Amount includes management fees paid to Cerberus Operations and Advisory Company.
(4)	Includes the amortization of intangibles arising pursuant to ASC 805 -Business Combination.
(5)	Under our debt agreement, we are permitted to include in Adjusted EBITDA the amount of cost savings, operating expense reductions and synergies projected as a result of specified actions taken or with respect to which substantial steps have been taken during the period. Since the period in the debt agreements refers to the last twelve months, we have elected for presentation purposes in the Quarterly Report not to include the amount of this specific adjustment in the calculation of Adjusted EBITDA for the periods presented.

Off Balance Sheet Arrangements

As of June 29, 2012, we did not have any material off-balance sheet arrangements as defined under SEC rules.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There has been no significant change in our exposure to market risk during the three months ended June 29, 2012. For discussion of our exposure to market risk, refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk contained in the Company’s 2011 Annual Report.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures. The Company maintains disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the specified time periods and accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered in this Quarterly Report on Form 10-Q. Based on the evaluation performed, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

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

ITEM 1A. RISK FACTORS.

There have been no material changes in risk factors from those described in “Risk Factors” disclosed in our 2011 Annual Report except as described below.

A decline or reprioritization of funding in the U.S. defense budget or delays in the budget process could adversely affect our operating performance and our ability to generate cash flow to fund our operations.

Our government contracts and sales are highly correlated and dependent upon the U.S. defense budget which is subject to the congressional budget authorization and appropriations process. Defense budgets are a function of several factors beyond our control, including, but not limited to, changes in U.S. procurement policies, budget considerations, current and future economic conditions, presidential administration priorities, changing national security and defense requirements, geo-political developments and actual fiscal year congressional appropriations for defense budgets. Congress usually appropriates funds for a given program on a September 30 fiscal year basis, even though contract periods of performance may extend over many years. Consequently, at the beginning of a major program, the contract is usually partially funded, and additional monies are normally committed to the contract by the procuring agency only as appropriations are made by Congress for future fiscal years.

Last August, Congress enacted the Budget Control Act of 2011 (“the Act”). In addition to setting topline budget authority for fiscal years 2012-2021, the Act also triggered an automatic sequestration process that becomes effective January 3, 2013, unless modified by the enactment of new law. The sequestration process imposes additional cuts to the currently proposed U.S. defense budgets for each fiscal year beginning with fiscal year 2013. Both Congress and the Administration have suggested sequestration is bad policy that would significantly harm our national security and have both pledged to eliminate the threat of the automatic cuts. However, no solution has yet been identified. Budgets are therefore uncertain for the future with these looming cuts to military spending, until an agreed upon solution, if any, is enacted.

These or other factors could result in a significant decline in, or redirection of, current and future budgets and could adversely affect our operating performance, including the possible loss of revenue and reduction in our operating cash flow.

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

Date: August 13, 2012	DELTA TUCKER HOLDINGS, INC.

/s/ William T. Kansky
William T. Kansky
Senior Vice President and Chief Financial Officer