Form 10-Q
period 2012-09-28
Delta Tucker Holdings, Inc.
filed 2012-11-13
CIK 1514226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2012

or

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

As of November 13, 2012, the registrant had 100 shares of its Class A common stock outstanding.

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

•

our dependence on customers within the defense industry and business risks related to that industry, including changing priorities or reductions in the annual United States (“U.S.”) Department of Defense (“DoD”) budgets and the outcome of potential additional reductions due to the sequestration process;

•	the outcome of any material litigation, government investigation, government audit or other regulatory matters;

•	policy and/or spending changes implemented by the Obama Administration, any subsequent administration or Congress;

•	termination or modification of key U.S. government or commercial contracts, including subcontracts;

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

Calendar Year

We report the results of our operations using a 52-53 week basis ending on the Friday closest to December 31. Included in this Quarterly Report are our unaudited condensed consolidated statements of operations and comprehensive income for the three and nine months ended September 28, 2012 and September 30, 2011, the related statements of equity and cash flows for the nine months ended September 28, 2012 and September 30, 2011 and the unaudited condensed consolidated balance sheets as of September 28, 2012 and December 30, 2011.

PART I. FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS.

Delta Tucker Holdings, Inc.

Unaudited Condensed Consolidated Statements of Operations

(Amounts in thousands)	Three Months Ended September 28, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 28, 2012	Nine Months Ended September 30, 2011
Revenue	$1,010,314	$935,393	$3,018,469	$2,738,441
Cost of services	(917,138)	(845,345)	(2,756,839)	(2,500,412)
Selling, general and administrative expenses	(40,347)	(47,644)	(116,822)	(117,005)
Depreciation and amortization expense	(12,375)	(12,255)	(37,594)	(38,229)
Earnings from equity method investees	315	3,894	538	11,830
Impairment of equity method investment	—	(76,647)	—	(76,647)
Impairment of goodwill	(30,859)	—	(30,859)	—

Operating income (loss)	9,910	(42,604)	76,893	17,978
Interest expense	(22,011)	(22,836)	(65,438)	(69,537)
Loss on early extinguishment of debt	(696)	—	(1,479)	(2,397)
Interest income	21	29	94	168
Other income, net	68	685	4,768	4,792

(Loss) income before income taxes	(12,708)	(64,726)	14,838	(48,996)
(Provision) benefit for income taxes	(1,393)	23,878	(11,744)	17,787

Net (loss) income	(14,101)	(40,848)	3,094	(31,209)
Noncontrolling interests	(1,693)	(780)	(4,322)	(2,185)

Net loss attributable to Delta Tucker Holdings, Inc.	$(15,794)	$(41,628)	$(1,228)	$(33,394)

See notes to unaudited condensed consolidated financial statements.

Delta Tucker Holdings, Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

(Amounts in thousands)	Three Months Ended September 28, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 28, 2012	Nine Months Ended September 30, 2011
Net (loss) income	$(14,101)	$(40,848)	$3,094	$(31,209)
Other comprehensive income:
Currency translation adjustment	296	(337)	147	(2)

Other comprehensive income, before tax	296	(337)	147	(2)
Income tax expense related to items of other comprehensive income	(106)	204	(54)	2

Other comprehensive income (loss)	190	(133)	93	—

Comprehensive (loss) income	(13,911)	(40,981)	3,187	(31,209)
Noncontrolling interests	(1,693)	(780)	(4,322)	(2,185)

Comprehensive loss attributable to Delta Tucker Holdings, Inc.	$(15,604)	$(41,761)	$(1,135)	$(33,394)

See notes to unaudited condensed consolidated financial statements.

Delta Tucker Holdings, Inc.

Unaudited Condensed Consolidated Balance Sheets

	As of
(Amounts in thousands, except share data)	September 28, 2012	December 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$87,391	$70,205
Restricted cash	1,659	10,773
Accounts receivable, net of allowances of $1,683 and $1,947, respectively	778,530	752,756
Prepaid expenses and other current assets	97,969	88,877

Total current assets	965,549	922,611
Property and equipment, net	26,338	24,084
Goodwill	617,782	645,603
Tradenames, net	43,689	43,660
Other intangibles, net	283,585	310,740
Other assets, net	52,104	67,723

Total assets	$1,989,047	$2,014,421

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$637	$—
Accounts payable	279,074	275,068
Accrued payroll and employee costs	119,913	129,027
Deferred income taxes	75,278	78,912
Accrued liabilities	194,916	149,175
Income taxes payable	3,887	1,077

Total current liabilities	673,705	633,259
Long-term debt, less current portion	812,272	872,909
Long-term deferred taxes	35,212	23,136
Other long-term liabilities	11,397	27,632

Total liabilities	1,532,586	1,556,936
Commitments and contingencies
Equity:
Common stock, $0.01 par value – 1,000 shares authorized and 100 shares issued and outstanding at September 28, 2012 and December 30, 2011, respectively.	—	—
Additional paid-in capital	549,360	550,951
Accumulated deficit	(99,821)	(98,593)
Accumulated other comprehensive income (loss)	34	(59)

Total equity attributable to Delta Tucker Holdings, Inc.	449,573	452,299
Noncontrolling interests	6,888	5,186

Total equity	456,461	457,485

Total liabilities and equity	$1,989,047	$2,014,421

See notes to unaudited condensed consolidated financial statements.

Delta Tucker Holdings, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)	Nine Months Ended September 28, 2012	Nine Months Ended September 30, 2011
Cash flows from operating activities
Net income (loss)	$3,094	$(31,209)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,785	39,486
Loss on early extinguishment of debt	1,479	2,397
Amortization of deferred loan costs	5,788	6,275
Loss on impairment of equity method investees	—	76,647
Impairment of goodwill	30,859	—
Earnings from equity method investees	(4,876)	(15,089)
Distributions from affiliates	2,267	16,346
Deferred income taxes	7,139	(21,013)
Other	(4,394)	883
Changes in assets and liabilities:
Restricted cash	9,114	(5,505)
Accounts receivable	(24,261)	(4,422)
Prepaid expenses and other current assets	(12,537)	(13,327)
Accounts payable and accrued liabilities	6,983	(35,723)
Income taxes receivable	5,808	48,618

Net cash provided by operating activities	65,248	64,364
Cash flows from investing activities
Purchase of property and equipment, net	(4,543)	(1,877)
Proceeds from sale of property, plant and equipment	7	44
Heliworks acquisition, net of cash acquired	(11,056)	—
Purchase of software	(2,066)	(2,310)
Return of capital from equity method investees	9,154	9,147
Contributions to equity method investees	(1,479)	—

Net cash (used in) provided by investing activities	(9,983)	5,004
Cash flows from financing activities
Borrowings on long-term debt	304,200	214,300
Payments on long-term debt	(364,200)	(266,906)
Payments of deferred financing costs	—	(3,282)
Borrowings related to financed insurance	62,581	44,252
Payments related to financed insurance	(38,541)	(24,166)
Capital contribution from noncontrolling interest	—	500
Payment of dividends to noncontrolling interests	(2,119)	(1,145)

Net cash used in financing activities	(38,079)	(36,447)

Net increase in cash and cash equivalents	17,186	32,921
Cash and cash equivalents, beginning of period	70,205	52,537

Cash and cash equivalents, end of period	$87,391	$85,458

Income taxes received, net of payments	$1,080	$44,745
Interest paid	$69,017	$74,186

See notes to unaudited condensed consolidated financial statements.

Delta Tucker Holdings, Inc.

Unaudited Condensed Consolidated Statements of Equity

(Amounts in thousands)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Equity Attributable to Delta Tucker Holdings, Inc.	Noncontrolling Interest	Total Equity
Balance at December 31, 2010	—	$—	$550,492	$(37,659)	$142	$512,975	$4,351	$517,326
Comprehensive loss attributable to Delta Tucker Holdings, Inc.			—	(33,394)	—	(33,394)	—	(33,394)
Noncontrolling interests			—	—	—	—	2,185	2,185
DIFZ financing, net of tax			339	8	—	347	—	347
Dividends declared to noncontrolling interests			—	—	—	—	(1,790)	(1,790)

Balance at September 30, 2011	—	$—	$550,831	$(71,045)	$142	$479,928	$4,746	$484,674

(Amounts in thousands)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Equity Attributable to Delta Tucker Holdings, Inc.	Noncontrolling Interest	Total Equity
Balance at December 30, 2011	—	$—	$550,951	$(98,593)	$(59)	$452,299	$5,186	$457,485
Comprehensive loss attributable to Delta Tucker Holdings, Inc.			—	(1,228)	93	(1,135)	—	(1,135)
Noncontrolling interests			—	—	—	—	4,322	4,322
DIFZ financing, net of tax			407	—	—	407	—	407
Distribution to affiliates of Parent			(1,998)	—	—	(1,998)	696	(1,302)
Dividends declared to noncontrolling interests	—	—	—	—	—	—	(3,316)	(3,316)

Balance at September 28, 2012	—	$—	$549,360	$(99,821)	$34	$449,573	$6,888	$456,461

See notes to unaudited condensed consolidated financial statements.

Delta Tucker Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 — Basis of Presentation and Accounting Policies

Basis of Presentation

Delta Tucker Holdings, Inc. (“Holdings”), the parent of DynCorp International Inc., through its subsidiaries (together, “the Company”), provides defense and technical services and government outsourced solutions primarily to U.S. government agencies domestically and internationally. The Company was incorporated in the state of Delaware on April 1, 2010. Primary customers include the U.S. Department of Defense (“DoD”), the U.S. Department of State (“DoS”), and other government agencies, including foreign governments and commercial customers. Unless the context otherwise indicates, references herein to “we,” “our,” “us,” or “the Company” refer to Delta Tucker Holdings, Inc. and our consolidated subsidiaries.

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

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to fairly present our financial position as of September 28, 2012 and December 30, 2011, the results of operations and statements of comprehensive income, for the three and nine months ended September 28, 2012 and September 30, 2011 and the statement of cash flows and equity for the nine months ended September 28, 2012 and September 30, 2011 have been included. The results of operations and statements of comprehensive income (loss) for the three and nine months ended September 28, 2012 and September 30, 2011, and the cash flows for the nine months ended September 28, 2012 and September 30, 2011, are not necessarily indicative of the results to be expected for the full calendar year or for any future periods. We use estimates and assumptions required for preparation of the financial statements. The estimates are primarily based on historical experience and business knowledge and are revised as circumstances change. However, actual results could differ from the estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of both our domestic and foreign subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The Company has investments in joint ventures that are variable interest entities (“VIEs”). The VIE investments are accounted for in accordance with Financial Accounting Standards Board (“FASB”) and the Accounting Standard Codification (“ASC”) 810 — Consolidation. In cases where the Company has (i) the power to direct the activities of the VIE that most significantly impact its economic performance and (ii) the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE, the Company consolidates the entity. Alternatively, in cases where all of the aforementioned criteria are not met, the investment is accounted for under the equity method.

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

Noncontrolling interests

We record the impact of our partners’ interest in less than wholly owned consolidated joint ventures as noncontrolling interests. Currently DynCorp International FZ-LLC (“DIFZ”) is our only consolidated joint venture for which we do not own 100% of the entity. On March 15, 2012, we entered into a non-cash dividend distribution transaction with Cerberus Series Four Holdings, LLC and Cerberus Partners II, L.P., in which we distributed half of our 50% ownership in DIFZ. We now hold 25% ownership interest in DIFZ. We continue to consolidate DIFZ as we still exercise power over activities that significantly impact DIFZ’s economic performance and have the obligation to absorb losses or receive benefits of DIFZ that could potentially be significant to DIFZ. Noncontrolling interests is presented on the face of the statement of operations as an increase or reduction in arriving at “Net income attributable to Delta Tucker Holdings, Inc.” Noncontrolling interests on the balance sheet is located in the equity section. See Note 10 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information regarding DIFZ.

Accounting Policies

There have been no material changes to our significant accounting policies, as compared to the significant accounting policies described in our 2011 Annual Report, except for the adoption of Accounting Standards Update (“ASU”) No. 2011-04 - Fair Value Measurements and ASU No. 2011-05 - Presentation of Comprehensive Income as discussed in “Accounting Developments” below.

Accounting Developments

Pronouncements Implemented

On May 12, 2011, the FASB issued ASU No. 2011-04 - Fair Value Measurements. The ASU was issued as a joint effort by the FASB and the International Accounting Standards Board (“IASB”) to develop a single converged fair value framework. The ASU provides guidance on how and when to measure fair value and the required disclosures. There are few differences between the ASU and the international counterpart. While the ASU is largely consistent with existing fair value measurement principles under GAAP, it expands the existing disclosure requirements for fair value measurements and makes other amendments to ASC 820 - Fair Value Measurement. Many of these amendments are being made to eliminate unnecessary wording differences between GAAP and IFRS. However, some could change how the fair value measurement guidance in ASC 820 is applied. The ASU is effective for interim and annual periods beginning after December 15, 2011, for public entities. We adopted ASU No. 2011-04 during the quarter ended March 30, 2012. The adoption of this ASU did not have a material effect on our consolidated financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05 - Presentation of Comprehensive Income. The ASU amends ASC 220 - Comprehensive Income, to eliminate the option to present components of other comprehensive income (“OCI”) as part of the statement of changes in stockholders’ equity, require presentation of each component of net income and each component of OCI (and their respective totals) either in a single continuous statement or in two separate statements, and require presentation of reclassification adjustments on the face of the statement. The amendments do not change the option to present components of OCI either before or after related income tax effects; they do not change the items that must be reported in OCI, when an item of OCI should be reclassified to net income, or the computation of earnings per share. On October 21, 2011, the FASB issued a deferral of the new requirement to present reclassifications of OCI on the face of the income statement. Companies were still required to adopt the other requirements contained in the new accounting standard for the presentation of comprehensive income. The amendments made are applied retrospectively and are effective for SEC registrants for fiscal years and interim periods beginning after December 15, 2011, with early adoption permitted. We adopted ASU No. 2011-05 during the quarter ended March 30, 2012 and chose to present comprehensive income (loss) as two separate but consecutive statements. See the Statements of Operations and Statements of Comprehensive Income.

Pronouncements Not Yet Implemented

On July 27, 2012, the FASB issued ASU No. 2012-02 - Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. The ASU was issued to amend the guidance on testing indefinite-lived intangible assets, other than goodwill, for impairment. This ASU permits an entity the option to first assess qualitative factors to determine whether it is more-likely-than-not that an indefinite-lived intangible asset is impaired. The results of the qualitative assessment would be used as a basis in determining whether it is necessary to perform the two-step quantitative impairment test. If the qualitative assessment supports the conclusion that it is more-likely-than-not that the fair value of the asset exceeds its carrying amount, the entity would not need to perform the two-step quantitative impairment test. The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. We do not believe that the adoption of this ASU will have a material effect on our consolidated financial position and results of operations.

Note 2 — Composition of Certain Financial Statement Captions

The following tables present financial information of certain consolidated balance sheet captions.

Prepaid expenses and other current assets — Prepaid expenses and other current assets were:

	As Of
(Amounts in thousands)	September 28, 2012	December 30, 2011
Prepaid expenses	$59,915	$38,092
Income tax refunds receivable	943	2,236
Inventories	8,245	7,005
Assets held for sale	10,902	11,084
Work-in-process	7,244	10,223
Joint venture receivables	1,372	3,959
Favorable contracts	1,101	4,825
Other current assets	8,247	11,453

Total prepaid expenses and other current assets	$97,969	$88,877

Prepaid expenses include prepaid insurance, prepaid vendor deposits, and prepaid rent, none of which individually exceed 5% of current assets. Income tax refunds receivable represents refunds expected through the next year. We value our inventory at lower of cost or market. Other current assets primarily includes miscellaneous accounts receivable.

Assets held for sale are made up of seven helicopters, valued at $8.2 million, that were not deployed on existing programs as of September 28, 2012, as well as aircraft parts inventory related to our former Life Cycle Support Services (“LCCS”) Navy contract. Assets held for sale are valued at lower of cost or market, less cost to sell.

Property and equipment, net — Property and equipment, net were:

	As Of
(Amounts in thousands)	September 28, 2012	December 30, 2011
Helicopters	$10,932	$8,087
Computers and other equipment	12,475	9,524
Leasehold improvements	10,009	9,367
Office furniture and fixtures	4,749	4,738

Gross property and equipment	38,165	31,716
Less accumulated depreciation	(11,827)	(7,632)

Total property and equipment, net	$26,338	$24,084

Depreciation expense was $1.4 million and $4.3 million during the three and nine months ended September 28, 2012, respectively, including certain depreciation amounts classified as Cost of services. Depreciation expense was $1.3 million and $4.0 million during the three and nine months ended September 30, 2011, respectively, including certain depreciation amounts classified as Cost of services.

Other assets, net — Other assets, net were:

	As Of
(Amounts in thousands)	September 28, 2012	December 30, 2011
Deferred financing costs, net	$25,444	$32,710
Investment in affiliates	21,648	27,700
Palm promissory notes, long-term portion	4,150	5,307
Other	862	2,006

Total other assets, net	$52,104	$67,723

Deferred financing cost is amortized through interest expense. Amortization related to deferred financing costs was $1.9 million and $5.8 million during the three and nine months ended September 28, 2012, respectively. Amortization related to deferred financing costs was $2.1 million and $6.3 million for the three and nine months ended September 30, 2011, respectively. Deferred financing costs were reduced during the nine months ended September 28, 2012 and September 30, 2011 by $1.5 million and $2.4 million, respectively, related to the pro rata write–off of financing costs to loss on early extinguishment of debt as a result of prepayments on the term loan. We made principal prepayments of $60.0 million during the nine months ended September 28, 2012 and $48.6 million during the nine months ended September 30, 2011, respectively. See Note 7 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion.

Accrued payroll and employee costs — Accrued payroll and employee costs were:

	As Of
(Amounts in thousands)	September 28, 2012	December 30, 2011
Wages, compensation and other benefits	$96,571	$102,427
Accrued vacation	22,546	26,077
Accrued contributions to employee benefit plans	796	523

Total accrued payroll and employee costs	$119,913	$129,027

Accrued liabilities — Accrued liabilities were:

	As Of
(Amounts in thousands)	September 28, 2012	December 30, 2011
Deferred revenue and customer liability	$33,085	$12,084
Insurance expense	56,464	48,715
Interest expense	13,027	24,480
Unfavorable contract liability	3,445	6,867
Contract losses	9,899	6,456
Legal matters	12,732	4,782
Subcontractor retention	11,354	5,927
Financed insurance	41,843	17,804
Other	13,067	22,060

Total accrued liabilities	$194,916	$149,175

Deferred revenue is primarily due to payments in excess of revenue recognized related to customer advances. Subcontractor retention is related to the retention primarily under the LOGCAP IV and INL programs. Other is comprised of Accrued Rent and Workers Compensation related claims and other individual balances that are not individually material to the consolidated financial statements. Legal matters includes reserves related to various lawsuits and claims that arise in the normal course of business. See Note 8 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Other long-term liabilities — Other long-term liabilities were:

	As Of
(Amounts in thousands)	September 28, 2012	December 30, 2011
Unfavorable contract liability	$1,889	$6,761
Unrecognized tax benefit	1,621	2,614
Unfavorable lease accrual	5,123	14,631
Other	2,764	3,626

Total other long-term liabilities	$11,397	$27,632

Note 3 — Goodwill and Other Intangible Assets

In January 2012, our organizational structure was amended. As part of these changes, we re-aligned our Business Area Teams (“BATs”) into strategic business “Groups” reporting directly to the President of the Company. The prior three operating segments, Global Stabilization and Development Solutions (“GSDS”), Global Platform Support Solutions (“GPSS”) and Global Linguist Solutions (“GLS”) were re-aligned into six operating segments which include the LOGCAP (“LOGCAP”) Group, Aviation (“Aviation”) Group, Training and Intelligence Solutions (“TIS”) Group, Global Logistics & Development Solutions (“GLDS”) Group, Security Services (“Security”) Group and the GLS Group. GLS is a 51% owned unconsolidated joint venture. We do not have control over the operational performance of GLS, however, our senior management, including our chief executive officer, who is our chief operating decision maker, regularly reviews GLS operating results and metrics to make decisions about resources to be allocated to the segment and assess performance; thus GLS is classified as a reporting segment. Our reporting segments are the same as our operating segments.

The change in our goodwill balance by operating segment from December 30, 2011 to September 28, 2012 includes additional goodwill obtained as a result of the acquisition of Heliworks, Inc. See Note 13 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion of the acquisition.

We assess goodwill and other intangible assets with indefinite lives for impairment annually in October and when an event occurs or circumstances change that would suggest a triggering event. If a triggering event is identified, a step one assessment is performed to identify any possible goodwill impairment in the period in which the event is identified. During the three months ended September 28, 2012, we noted certain indicators relating to our Training and Mentoring (“TM”) reporting unit that were significant enough to conclude a triggering event had occurred. Specifically, we noted a decline in revenue and operating income, in excess of projected forecasts. The TM reporting unit has been subject to uncertain market trends and shifts in program priorities and funding requirements which have resulted in lower margins during the quarter. The first step of the impairment test indicated the carrying value of goodwill with respect to the TM reporting unit was less than the fair value. We performed step two of the impairment test and determined that the implied goodwill for the reporting unit was lower than the carrying amount. As a result, a non-cash impairment charge of $30.9 million was recorded during the three months ended September 28, 2012 to impair the carrying value of the TM reporting unit within the TIS segment. The impairment charge has been presented separately in the consolidated statement of operations and as mentioned above, relates solely to the TIS segment and fully impairs the carrying amount of goodwill related to the TM reporting unit.

The fair value of the TM reporting unit and the assets and liabilities identified in the step two impairment test were determined using the combination of the income approach and the market approach, which are Level 3 and Level 2 inputs, respectively. See Note 6 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion of fair value. In calculating the fair value of the TM reporting unit, we used unobservable inputs and management judgment. We used the following estimates and assumptions in the discounted cash flow analysis:

•	terminal value growth rates based on real rates of growth and inflationary growth;

•	terminal EBITDA margins, as a percentage of revenue reflecting forecasted EBITDA margins;

•	discount rates based on weighted-average cost of capital; and

•	assumptions regarding future capital expenditures.

The market approach analysis utilized observable inputs as it considered the inputs of other comparable companies.

As of September 28, 2012, there were no indicators of goodwill impairment for the Company’s remaining reporting units. In connection with our annual assessment of goodwill during the fourth quarter of calendar year 2012, we will update our key assumptions, including revenue and income forecasts, for each of our reporting units. There can be no assurance that the Cost of sales estimates and assumptions regarding forecasted cash flows of certain reporting units, the period or strength of the U.S. defense spending, including the sequestration of appropriation in fiscal year 2013 under the Budget Act, or other inputs used in forecasting the present value of forecasted cash flows will prove to be accurate projections of future performance.

The carrying amount of goodwill, by segment, was as follows:

(Amounts in thousands)	Aviation	GLDS	TIS	LOGCAP	Security	GLS	Total
Goodwill balance as of December 30, 2011	$439,350	$120,636	$71,882	$—	$13,735	$—	$645,603
Heliworks acquisition	3,038	—	—	—	—	—	3,038
Impairment of goodwill (1)	—	—	(30,859)	—	—	—	(30,859)

Goodwill balance as of September 28, 2012	$442,388	$120,636	$41,023	$—	$13,735	$—	$617,782

(1)	Represents the impairment of goodwill on the TM reporting unit recorded as of September 28, 2012.

The following tables provide information about changes relating to certain intangible assets:

	As of September 28, 2012
(Amounts in thousands, except years)	Weighted Average Remaining Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net
Other intangible assets:
Customer-related intangible assets	6.8	$350,912	$(88,946)	$261,966
Other
Finite-lived	4.7	32,636	(16,076)	16,560
Indefinite-lived		$5,059	$—	$5,059

Total other intangibles		$388,607	$(105,022)	$283,585

Tradenames:
Finite-lived	2.6	$869	$(401)	$468
Indefinite-lived		43,221	—	43,221

Total tradenames		$44,090	$(401)	$43,689

	As of December 30, 2011
(Amounts in thousands, except years)	Weighted Average Remaining Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net
Other intangible assets:
Customer-related intangible assets	7.6	$350,912	$(59,399)	$291,513
Other	5.0	30,500	(11,273)	19,227

Total other intangibles		$381,412	$(70,672)	$310,740

Tradenames:
Finite-lived	3.4	$869	$(267)	$602
Indefinite-lived		43,058	—	43,058

Total tradenames		$43,927	$(267)	$43,660

Amortization expense for customer-related intangibles, other intangibles and finite-lived tradenames was $11.3 million and $34.5 million for the three and nine months ended September 28, 2012, respectively. Amortization expense for customer-related intangibles, other intangibles and finite-lived tradenames was $11.4 million and $35.5 million for the three and nine months ended September 30, 2011, respectively. Other intangibles is primarily representative of our capitalized software which had a net value of $10.1 million and $11.2 million as of September 28, 2012 and December 30, 2011, respectively.

The following table outlines an estimate of future amortization based upon the finite-lived intangible assets owned and the finite-lived tradenames as of September 28, 2012:

(Amounts in thousands)	Amortization Expense
Estimate for three month period ending December 28, 2012	$11,697
Estimate for calendar year 2013	44,173
Estimate for calendar year 2014	43,495
Estimate for calendar year 2015	41,417
Estimate for calendar year 2016	38,987
Thereafter	99,225

Note 4 — Income Taxes

The provision (benefit) for income taxes consists of the following:

(Amounts in thousands)	Three Months Ended September 28, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 28, 2012	Nine Months Ended September 30, 2011
Current portion:
Federal	$—	$(461)	$—	$(461)
State	(22)	166	204	522
Foreign	2,297	615	3,911	2,094

	$2,275	$320	$4,115	$2,155

Deferred portion:
Federal	$(972)	$(23,531)	$7,433	$(19,339)
State	42	(656)	175	(539)
Foreign	48	(11)	21	(64)

	(882)	(24,198)	7,629	(19,942)

Provision (benefit) for income taxes	$1,393	$(23,878)	$11,744	$(17,787)

Deferred tax liabilities, net consist of the following:

	As Of
(Amounts in thousands)	September 28, 2012	December 30, 2011
Current deferred tax liabilities	$(75,278)	$(78,912)
Non-current deferred tax liabilities	(35,212)	(23,136)

Deferred tax liabilities, net	$(110,490)	$(102,048)

A reconciliation of the statutory federal income tax rate to our effective rate is provided below:

	Three Months Ended September 28, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 28, 2012	Nine Months Ended September 30, 2011
Statutory rate	35.0%	35.0%	35.0%	35.0%
State income tax, less effect of federal deduction	(0.2)%	0.8%	2.6%	0.3%
Goodwill impairment	(47.6)%	—	40.6%	—
Noncontrolling interests	1.3%	1.0%	(6.0)%	2.1%
Other	0.5%	0.1%	6.9%	(1.1)%

Effective tax rate	(11.0)%	36.9%	79.1%	36.3%

As of September 28, 2012, we had U.S. federal and state net operating losses of approximately $16.8 million and $160.1 million, respectively. As of December 30, 2011 we had approximately $60.8 million and $197.4 million in U.S. federal and state net operating losses, respectively. Our federal net operating losses will begin to expire in 2030, and our state net operating losses will begin to expire in 2015 but the majority will not begin to expire until 2020 or later. Additionally, at September 28, 2012 and December 30, 2011, we had foreign tax credit carry forwards of approximately $25.0 million and $20.9 million, respectively, which will begin to expire in 2017. We expect to fully utilize our federal and state net operating losses as well as our foreign tax credit carry forwards prior to their expiration. We do not expect to make any federal income tax payments for calendar year 2012; however, we do believe we will return to paying federal income taxes in calendar year 2013, as we anticipate our net operating losses (“NOLs”) and foreign tax credits will be exhausted during the next calendar year.

In evaluating our deferred tax assets, we assess the need for any related valuation allowances or adjust the amount of any allowances, if necessary. We assess such factors as the scheduled reversal of deferred tax liabilities (including the impact of available carry back and carry forward periods), projected future taxable income and available tax planning strategies in determining the need for or sufficiency of a valuation allowance. Based on this assessment, we concluded that no valuation allowance was necessary as of September 28, 2012.

As of September 28, 2012 and December 30, 2011, we had $9.9 million and $11.2 million of total unrecognized tax benefits, respectively, of which $4.1 million and $6.1 million, respectively, would impact our effective tax rate if recognized. It is expected that of the $9.9 million of unrecognized tax benefits, $1.2 million will change in the next twelve months. As of December 30, 2011 we recorded a reserve for uncertain tax positions in the deferred tax accounts, offsetting the NOLs, and FTCs in the amount of $8.6 million.

Note 5 — Accounts Receivable

Accounts receivable, net consisted of the following:

	As Of
(Amounts in thousands)	September 28, 2012	December 30, 2011
Billed	$254,373	$291,780
Unbilled	524,157	460,976

Total accounts receivable	$778,530	$752,756

Unbilled receivables as of September 28, 2012 and December 30, 2011 include $21.2 million and $25.8 million, respectively, related to costs incurred on projects for which we have been requested by the customer to begin work under a new contract or extend work under an existing contract and for which formal contracts or contract modifications have not been executed at the end of the respective periods. The unbilled receivables balance consists of costs and fees billable immediately, upon contract completion or other specified events. Our unbilled accounts receivable balance as of September 28, 2012 and December 30, 2011 includes $5.7 million that was formally submitted as a claim during the three months ended September 28, 2012. We believe we have legal entitlement to recover the costs from the customer under the terms of the specified contract. All of the unbilled receivables are expected to be billed and collected within one year, except items that have resulted in a request for equitable adjustment or a formal claim.

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

	September 28, 2012		December 30, 2011
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
10.375% senior unsecured notes	$455,000	$392,438	$455,000	$395,850
Senior secured credit facility	357,272	357,719	417,272	408,927
9.5% senior subordinated notes	—	—	637	622

Total long-term debt	$812,272	$750,157	$872,909	$805,399

Note 7 — Long-Term Debt

Long-term debt consisted of the following:

	As of
(Amounts in thousands)	September 28, 2012	December 30, 2011
9.5% senior subordinated notes	$637	$637
Senior secured credit facility	357,272	417,272
10.375% senior unsecured notes	455,000	455,000

Total indebtedness	812,909	872,909
Less current portion of long-term debt	637	—

Total long-term debt	$812,272	$872,909

The current portion of long-term debt as of September 28, 2012 was $0.6 million, which consists of our 9.5% senior subordinated notes that mature on February 15, 2013. The total due on the Term Loan is included in Long-term debt, in our consolidated balance sheet as of September 28, 2012 and December 30, 2011.

Senior Credit Facility

On July 7, 2010, we entered into a senior secured credit facility (the “Original Senior Credit Facility”), with a banking syndicate and Bank of America, NA as Agent. On August 10, 2011, DynCorp International Inc. entered into an amendment to the Senior Credit Facility (the “Amendment” and, together with the Original Senior Credit Facility, the “Senior Credit Facility”).

Our Senior Credit Facility is secured by substantially all of our assets and is guaranteed by substantially all of our subsidiaries. It provides for a six year, $570 million term loan facility (“Term Loan”) and a four year, $150 million revolving credit facility (“Revolver”), including a $100 million letter of credit subfacility. As of September 28, 2012 and December 30, 2011, the additional available borrowing capacity under the Senior Credit Facility was approximately $111.2 million and $109.6 million, respectively, which gives effect to $38.8 million and $40.4 million, respectively, in letters of credit. The maturity date on the Term Loan is July 7, 2016 and the maturity date on the Revolver is July 7, 2014. Amounts borrowed under our Revolver are used to fund operations. We had no Revolver borrowings as of September 28, 2012. As of March 30, 2012 we were in default under our Revolver for failing to deliver annual financial statements and other related documents by March 29, 2012. Because of the default we did not have access to borrow additional funds under the Revolver. We filed our annual financial statements on April 9, 2012 curing the default and restoring full access to the Revolver. As of September 28, 2012, we were in compliance with our financial covenants.

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

The Eurocurrency Rate is the rate per annum equal to the British Bankers Association London Interbank Offered Rate (“BBA LIBOR”) as published by Reuters (or other commercially available source providing quotations of BBA LIBOR as designated by the Administrative Agent from time to time) two Business Days prior to the commencement of such interest period. The variable Eurocurrency rate has a floor of 1.75%. As of September 28, 2012 and December 30, 2011, the applicable interest rate for our Term Loan was 6.25%.

Interest Rates on Letter of Credit Subfacility and Unused Commitment Fees

The letter of credit subfacility bears interest at the applicable margin for Eurocurrency Rate Loans, which ranges from 4.0% to 4.5%. The unused commitment fee on our Revolver ranges from 0.50% to 0.75% depending on the Secured Leverage Ratio, as defined in the Senior Credit Facility. Payments on both the letter of credit subfacility and unused commitments are payable quarterly in arrears. As of September 28, 2012 and December 30, 2011, the applicable interest rate for our letter of credit subfacility was 4.5%. As of September 28, 2012 and December 30, 2011, the applicable interest rate for our unused commitment fees was 0.75%. All of our letters of credit are also subject to a 0.25% fronting fee.

Principal Payments

There is an annual excess cash flow requirement, which is defined in the Senior Credit Facility. This excess cash flow requirement began in 2012, based on our annual financial results from 2011. We are not required in 2012, to make an additional principal payment related to this excess cash flow requirement. Certain other transactions can trigger mandatory principal payments such as tax refunds, a disposition of a portion of the business or a significant asset sale. We had no such transactions for the quarter ended September 28, 2012.

During the nine months ended September 28, 2012, we made $60.0 million in principal prepayments on our Term Loan facility. Deferred financing costs associated with the prepayment totaling $1.5 million and $2.4 million were expensed and are included in Loss on early extinguishment of debt in our consolidated statement of operations for the nine months ended September 28, 2012 and September 30, 2011, respectively.

During the nine months ended September 30, 2011, we made a $48.6 million principal prepayment on our Term Loan facility, and $4.0 million in quarterly principal payments. Our Term Loan facility provided for quarterly principal payments of $1.4 million that began in December 2010. In October 2011, the principal prepayment of $48.7 million made on our Term Loan was applied to all future schedule maturities and satisfied our responsibility to make quarterly principal payments through July 7, 2016.

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

The total leverage ratio is the Consolidated Total Debt as defined in the Senior Credit Facility, less unrestricted cash and cash equivalents (up to $50 million) to Consolidated EBITDA as defined in the Senior Credit Facility, for the applicable period. Our total leverage ratio could not be greater than 5.5 to 1.0 for the period of April 3, 2011 to June 29, 2012. As of June 29, 2012, the maximum total leverage ratio diminishes quarterly or semi-annually. The maximum leverage ratio for the third quarter 2012 was 5.25 to 1.0 and decreases to 5.0 to 1.0 beginning the fourth quarter of 2012 and will remain at this level through June 28, 2013.

The interest coverage ratio is the ratio of Consolidated EBITDA to Consolidated Interest Expense, as defined in the Senior Credit Facility. The interest coverage ratio must not be less than 1.7 to 1.0 for the period of April 3, 2011 to June 29, 2012. The minimum interest ratio increases quarterly or semi-annually as of June 29, 2012. The minimum interest coverage ratio for the third quarter 2012 was 1.85 to 1.0 and will remain at this level through December 28, 2012.

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

Senior Unsecured Notes

On July 7, 2010, DynCorp International Inc. completed an offering of $455 million in aggregate principal of 10.375% senior unsecured notes due 2017 (the “Senior Unsecured Notes”). The initial purchasers were Bank of America Securities LLC, Citigroup Global Markets Inc., Barclays Capital Inc. and Deutsche Bank Securities Inc. The Senior Unsecured Notes were issued under an indenture dated July 7, 2010 (the “Indenture”), by and among us, the guarantors party thereto (the “Guarantors”), including DynCorp International Inc., and Wilmington Trust FSB, as trustee. The Senior Unsecured Notes mature on July 1, 2017. Interest on the Senior Unsecured Notes is payable on January 1 and July 1 of each year, and commenced on January 1, 2011.

The Senior Unsecured Notes contain various covenants that restrict our ability to:

•	incur additional indebtedness;

•	make certain payments, including declaring or paying certain dividends;

•	purchase or retire certain equity interests;

•	retire subordinated indebtedness;

•	make certain investments;

•	sell assets;

•	engage in certain transactions with affiliates;

•	create liens on assets;

•	make acquisitions; and

•	engage in mergers or consolidations.

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

Call and Put Options

We can voluntarily settle all or a portion of the Senior Unsecured Notes at any time prior to July 1, 2014. Such a voluntary settlement would require payment of 100% of the principal amount plus the applicable premium (or make-whole premium), and accrued and unpaid interest and additional interest, if any, as of the applicable redemption date. The applicable premium with respect to the Senior Unsecured Notes on any applicable redemption date is the greater of (1) 1.0% of the then outstanding principal amount of the Senior Unsecured Notes; and (2) the excess of (a) the present value at such redemption date of (i) the redemption price of the Senior Unsecured Notes at July 1, 2014 plus (ii) all required interest payments due on the Note through July 1, 2014 (excluding accrued but unpaid interest), computed using a discount rate equal to the treasury rate, as defined in the Indenture, as of such redemption date plus 50 basis points; over (b) the then outstanding principal amount of the Senior Unsecured Notes. Subsequent to July 1, 2014, we have the option to redeem the Senior Unsecured Notes at pre-defined prices.

In the event of a change in control, each holder of the Senior Unsecured Notes will have the right to require the Company to repurchase some or all of the Senior Unsecured Notes at 101% of their face amount, plus accrued and unpaid interest to the repurchase date.

Note 8 — Commitments and Contingencies

Commitments

We have operating leases for the use of real estate and certain property and equipment which are either non-cancelable or cancelable only by the payment of penalties or cancelable upon one month’s notice. All lease payments are based on the lapse of time but include, in some cases, payments for insurance, maintenance and property taxes. There are no purchase options on operating leases at favorable terms, but most leases have one or more renewal options. Certain leases on real estate are subject to annual escalations for increases in base rents, utilities and property taxes. Lease rental expense was $48.2 million and $169.3 million during the three and nine months ended September 28, 2012, respectively. Lease rental expense was $35.8 million and $91.5 million during the three and nine months ended September 30, 2011, respectively. We have no significant long-term purchase agreements with service providers.

Contingencies

General Legal Matters

We are involved in various lawsuits and claims that arise in the normal course of business. We have established reserves for matters in which it is believed that losses are probable and can be reasonably estimated. Reserves related to these matters have been recorded in “Other accrued liabilities” totaling approximately $12.7 million and $4.8 million as of September 28, 2012 and December 30, 2011, respectively. Except as disclosed below, none of our reserves as of September 28, 2012 were individually material. We believe that appropriate accruals have been established for such matters based on information currently available; however, some of the matters may involve compensatory, punitive, or other claims or sanctions that if granted, could require us to pay damages or make other expenditures in amounts that could not be reasonably estimated at September 28, 2012. These accrued reserves represent the best estimate of amounts believed to be our liability in a range of expected losses. In addition to matters that are considered probable and can be reasonably estimated, we also have certain matters considered reasonably possible. Other than matters disclosed below, we believe the aggregate range of possible loss related to matters considered reasonably possible was not material as of September 28, 2012. Litigation is inherently unpredictable and unfavorable resolutions could occur. Accordingly, it is possible that an adverse outcome from such proceedings could (i) exceed the amounts accrued for probable matters; or (ii) require a reserve for a matter we did not originally believe to be probable or could be reasonably estimated. Such changes could be material to our financial condition, results of operations and cash flows in any particular reporting period. Our view of the matters not specifically disclosed could possibly change in future periods as events thereto unfold.

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

A lawsuit filed on September 11, 2001, and amended on March 24, 2008, seeking unspecified damages on behalf of twenty-six residents of the Sucumbíos Province in Ecuador, was brought against our operating company and several of its former affiliates in the U.S. District Court for the District of Columbia. The action alleges violations of the laws of nations and U.S. treaties, negligence, emotional distress, nuisance, battery, trespass, strict liability, and medical monitoring arising from the spraying of herbicides near the Ecuador-Colombia border in connection with the performance of the DoS, International Narcotics and Law Enforcement contract for the eradication of narcotic plant crops in Colombia. As of January 12, 2010, fifteen of the plaintiffs have been dismissed by court order. We have filed multiple motions for summary judgment which are pending. The terms of the DoS contract provide that the DoS will indemnify our operating company against third-party liabilities arising out of the contract, subject to available funding. We are also entitled to indemnification by Computer Sciences Corporation, our former parent, in connection with this lawsuit, subject to certain limitations. Additionally, any damage award would have to be apportioned between the other defendants and our operating company. We believe that the likelihood of an unfavorable judgment in this matter is remote; however, estimation of potential damages is not possible as there is potential apportionment of damages to multiple defendants and indemnification available to us from multiple sources, including the DoS and Computer Sciences Corporation.

Arising out of the litigation described in the preceding two paragraphs, on September 22, 2008, we filed a separate lawsuit against our aviation insurance carriers seeking defense and coverage of the referenced claims. On November 9, 2009, the court granted our Partial Motion for Summary Judgment regarding the duty to defend, and the carriers have paid the majority of the litigation expenses. In a related action, the carriers filed a lawsuit against us on February 5, 2009, seeking rescission of certain aviation insurance policies based on an alleged misrepresentation by us concerning the existence of certain of the lawsuits relating to the eradication of narcotic plant crops. On May 19, 2010, our aviation insurance carriers filed a complaint against us seeking reformation of previously provided insurance policies and the elimination of coverage for aerial spraying. The Company believes that the claims asserted by the insurance carriers are without merit and unlikely to result in a material effect on our results of operations, financial condition, or cash flows.

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

On July 8, 2009, a lawsuit was filed in the United Arab Emirates (“UAE”) Abu Dhabi Court of First Instance, by Al Hamed ITC (hereafter “Al Hamed”) concerning an October 2002 business development contract focused upon obtaining business directly with the UAE General Military Directorate (“GMD”). Al Hamed was unsuccessful in assisting the company in soliciting business with GMD and, as such, the contract with Al Hamed was terminated in July 2006. We became a subcontractor to the successful bidder, Al Taif, in December 2006. Al Hamed filed a claim seeking $57 million in damages under the business development contract. On May 9, 2012, the court awarded Al Hamed 8.2 million in UAE Dirhams ($2.2 million U.S. dollars) plus 5% interest and expenses. The Company and Al Hamed both appealed the judgment. On September 12, 2012, the appellate court altered the judgment stating the amount should not have been in UAE Dirhams rather in U.S. dollars, which amounts to $8.2 million US dollars. As of September 28, 2012, a reserve has been established for the full amount of the judgment. We believe the judgment contains numerous legal and factual errors, and we filed an appeal with the Supreme Court in Abu Dhabi. We intend to strongly contest the court’s decision and seek reversal of the judgment.

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

On February 24, 2012, we were advised by the Department of Justice Civil Litigation Division that they are conducting an investigation regarding the CivPol and Department of State Advisor Support Mission (“DASM”) contracts in Iraq and Corporate Bank, a former subcontractor. The issues include allowable hours worked under a specific task order and invoices to the Department of State for certain hotel leasing, labor rates and overhead within the 2003 to 2008 timeframe. The Department of Justice Civil Litigation Division has requested information from the Company, and we are fully cooperating with the government’s review. If our operations are found to be in violation of any laws or government regulations, we may be subject to penalties, damages or fines, any or all of which could adversely affect our financial results. At this time, an estimate or a range of potential damages is not possible as this matter is still under review by the Department of Justice and no formal complaint has been filed.

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

Over the past year, we have received a series of final audit reports from the DCAA, some of which have resulted in Form 1’s, related to their examination of certain incurred, invoiced and reimbursed costs on our Civilian Police program for periods ranging from April 17, 2004 through April 2, 2010. The Form 1’s identify several cost categories where the DCAA has asserted instances of potential deviations from the explicit terms of the contract or from certain provisions of government regulations. The asserted amounts are derived from extrapolation methodologies used to estimate potential exposure amounts for the cost categories which when aggregated for all final audit reports and Form 1’s total approximately $141.3 million. Over the past year, the Company has worked with DCAA in resolving matters inclusive in the Form 1s. We have provided responses to the DCAA for each letter, in which we have articulated our position on each issue and have attempted to answer their questions and provide clarification of the facts to resolve the issues raised. We have also sought to obtain clarification from our customer through formal contract modifications in an attempt to assist the DCAA in closing these issues. We believe the majority of these issues will continue to be resolved and thus represent loss contingencies that we consider reasonably possible or remote depending on the cost category. We continue to work with the customer and the DCAA to resolve any remaining questions they may have and provide clarification of the facts and circumstances surrounding the issues.

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

Risk Management Liabilities and Reserves

We are insured for domestic worker’s compensation liabilities and a significant portion of our employee medical costs. However, we bear risk for a portion of claims pursuant to the terms of the applicable insurance contracts. We account for these programs based on actuarial estimates of the amount of loss inherent in that period’s claims, including losses for which claims have not been reported. These loss estimates rely on actuarial observations of ultimate loss experience for similar historical events. We limit our risk by purchasing stop-loss insurance policies for significant claims incurred for both domestic worker’s compensation liabilities and medical costs. Our exposure under the stop-loss policies for domestic worker’s compensation and medical costs is limited based on fixed dollar amounts. For domestic worker’s compensation and employer’s liability under state and federal law, the fixed dollar amount of stop-loss coverage is $1.0 million per occurrence on most policies; but, $0.25 million on a California based policy. For medical costs, the fixed dollar amount of stop-loss coverage is from $0.25 million to $0.25 million for total costs per covered participant per calendar year.

Note 9 — Segment Information

As of December 30, 2011, we had three operating and reportable segments, GSDS, GPSS and GLS, two of which were wholly-owned. The third segment, GLS, is a 51% owned joint venture. In January of 2012, our organizational structure was amended to better align how the Company addresses the markets we serve, respond to changes in our customers’ strategic outlook and better reflect the current economic environment. As part of these changes, we re-aligned our BATs into strategic business “Groups.” Under the new alignment, there are six operating and reportable segments which include LOGCAP, Aviation, Training and Intelligence Solutions, Global Logistics & Development Solutions, Security Services, and GLS. Our segments will continue to operate principally within a regulatory environment subject to governmental contracting and accounting requirements, including Federal Acquisition Regulations, Cost Accounting Standards and audits by various U.S. federal agencies. We excluded certain costs that are not directly allocable to our segments from the segment results and included these costs in headquarters.

The following is a summary of the financial information of the reportable segments reconciled to the amounts reported in the condensed consolidated financial statements:

(Amounts in thousands)	Three Months Ended September 28, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 28, 2012	Nine Months Ended September 30, 2011
Revenue
LOGCAP	$438,255	$383,289	$1,333,770	$1,165,065
Aviation	348,560	283,310	968,206	813,744
Training & Intelligence Solutions	124,989	156,603	413,924	471,420
Global Logistics & Development Solutions	66,199	81,081	216,034	226,470
Security Services	30,058	18,154	81,358	45,494
GLS	13,672	89,524	43,424	314,675

Total reportable segments	1,021,733	1,011,961	3,056,716	3,036,868
GLS deconsolidation(1)	(13,672)	(89,524)	(43,424)	(314,675)
Headquarters (2)	2,253	12,956	5,177	16,248

Total revenue	$1,010,314	$935,393	$3,018,469	$2,738,441

Operating income (loss) (3)
LOGCAP	$17,997	$10,187	$44,939	$31,581
Aviation	30,027	24,485	80,714	54,515
Training & Intelligence Solutions (4)	(26,187)	5,624	(17,054)	26,326
Global Logistics & Development Solutions	6,078	4,628	18,348	11,033
Security Services	1,659	1,168	(6,501)	3,338
GLS	813	7,740	2,864	23,208

Total reportable segments	30,387	53,832	123,310	150,001
GLS deconsolidation(1)	(813)	(7,740)	(2,864)	(23,208)
Headquarters (5)	(19,664)	(88,696)	(43,553)	(108,815)

Total operating income (loss)	$9,910	$(42,604)	$76,893	$17,978

Depreciation and amortization
LOGCAP	$197	$202	$591	$608
Aviation	138	183	495	522
Training & Intelligence Solutions	42	42	126	126
Global Logistics & Development Solutions	31	30	84	70
Security Services	—	—	—	—
GLS	—	—	—	—

Total reportable segments	408	457	1,296	1,326
GLS deconsolidation(1)	—	—	—	—
Headquarters	12,337	12,232	37,489	38,160

Total depreciation and amortization (6)	$12,745	$12,689	$38,785	$39,486

(1)	We deconsolidated GLS effective July 7, 2010.
(2)	Represents revenue earned on shared services arrangements for general and administrative services provided to unconsolidated joint ventures.
(3)	Operating income is presented as items below operating income are primarily representative of headquarter expenses. Operating income is more representative of our reporting segment financial information.
(4)	During the three months ended September 28, 2012, we recognized an impairment charge on our goodwill associated with one of the reporting units within the TIS reporting segment as a result of our assessment of a triggering event in the quarter. See Note 3 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion.
(5)	Headquarters operating expenses primarily relate to amortization of intangible assets and other costs that are not allocated to segments and are not billable to our U.S. government customers, partially offset by equity method investee income. During the nine months ended September 30, 2011, we recognized an impairment on our equity method investment in GLS. See Note 10 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion.

(6)	Includes amounts included in Cost of services of $0.4 million and $1.2 million for the three and nine months ended September 28, 2012, respectively and $0.4 million and $1.3 million for the three and nine months ended September 30, 2011, respectively.

The following is a summary of the assets of the reportable segments reconciled to the amounts reported in the consolidated financial statements:

	As Of
(Amounts in thousands)	September 28, 2012	December 30, 2011
Assets
LOGCAP	$662,815	$606,703
Aviation	421,405	377,823
Training & Intelligence Solutions	261,721	324,020
Global Logistics & Development Solutions	112,326	157,367
Security Services	70,356	72,010
GLS	64,456	68,165

Total reportable segments	1,593,079	1,606,088
GLS deconsolidation(1)	(64,456)	(68,165)
Headquarters (2)	460,424	476,498

Total assets	$1,989,047	$2,014,421

(1)	We deconsolidated GLS effective July 7, 2010.
(2)	Assets primarily include cash, investments in unconsolidated subsidiaries, deferred income taxes, intangible assets (excluding goodwill) and deferred debt issuance cost.

Note 10 — Related Parties, Joint Ventures and Variable Interest Entities

Consulting Fee

The Company has a Master Consulting and Advisory Services agreement (“COAC Agreement”) with Cerberus Operations and Advisory Company, LLC, where pursuant to the terms of the agreement, they make personnel available to us for the purpose of providing reasonably requested business advisory services. The services are priced on a case by case basis depending on the requirements of the project and agreements in pricing. We incurred $0.9 million and $2.2 million in expenses for Cerberus consulting fees during the three and nine months ended September 28, 2012, respectively, and $0.2 million and $1.4 million during the three and nine months ended September 30, 2011, respectively.

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

Receivables due from our unconsolidated joint ventures, totaled $1.4 million and $3.9 million as of September 28, 2012 and December 30, 2011, respectively, which resulted in an operating cash flow impact of $2.5 million. These receivables are a result of items purchased and services rendered by us on behalf of our unconsolidated joint ventures. We have assessed these receivables as having minimal collection risk based on our historic experience with these joint ventures and our inherent influence through our ownership interest. The related revenue we earned from our unconsolidated joint ventures totaled $0.3 million and $3.5 million during the three and nine months ended September 28, 2012, respectively, and $3.0 million and $9.6 million during the three and nine months ended September 30, 2011, respectively. The related cost of services was $0.3 million and $2.8 million during the three and nine months ended September 28, 2012, respectively, and $0.9 million and $2.8 million during the three and nine months ended September 30, 2011, respectively. Additionally, we earned $0.8 million and $4.9 million in equity method income (includes operationally integral and non-integral income) during the three and nine months ended September 28, 2012, respectively, and $4.5 million and $15.1 million during the three and nine months ended September 30, 2011.

GLS’ revenue was $13.7 million and $43.4 million during the three and nine months ended September 28, 2012, respectively, and $89.5 million and $314.7 million during the three and nine months ended September 30, 2011, respectively. GLS’ operating income was $0.8 million and $2.9 million during the three and nine months ended September 28, 2012, respectively, and $7.7 million and $23.2 million during the three and nine months ended September 30, 2011, respectively. GLS’ net income was $0.8 million and $2.9 million during the three and nine months ended September 28, 2012, respectively, and $7.7 million and $23.2 million during the three and nine months ended September 30, 2011. As a result of the impairment recorded in September 2011, we no longer recognized any earnings related to GLS, until we receive cash through dividend distributions.

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

We currently hold a promissory note from Palm Trading Investment Corp, which had an aggregate initial value of $9.2 million. The note is included in (i) Prepaid expenses and other current assets and in (ii) Other assets on our unaudited condensed consolidated balance sheet for the short and long-term portions, respectively. The loan balance outstanding was $5.3 million and $6.0 million as of September 28, 2012 and December 30, 2011, respectively, reflecting the initial value plus accrued interest, less payments against the promissory notes. The fair value of the notes receivable is not materially different from its carrying value.

The following tables present selected financial information for DIFZ as of September 28, 2012 and December 30, 2011 and for the three and nine months ended September 28, 2012 and September 30, 2011:

	As of
(Amounts in millions)	September 28, 2012	December 30, 2011
Assets	$20.7	$31.2
Liabilities	15.7	27.3

(Amounts in millions)	Three Months Ended September 28, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 28, 2012	Nine Months Ended September 30, 2011
Revenue	$128.6	$122.1	$378.0	$359.3

We account for our investments in VIEs in accordance with ASC 810 - Consolidation. In cases where we have (i) the power to direct the activities of the VIE that most significantly impact its economic performance and (ii) the obligation to absorb losses of the VIE that could potentially be significant or the right to receive benefits from the entity that could potentially be significant to the VIE, we consolidate the entity. Alternatively, in cases where all of the aforementioned criteria are not met, the investment is accounted for under the equity method. As of September 28, 2012, we accounted for PaTH, CRS, Babcock, GRS and GLS as equity method investments. Alternatively, we consolidated DIFZ based on the aforementioned criteria. We present our share of the PaTH, CRS, GRS, Mission Readiness and GLS earnings in Earnings from unconsolidated affiliates as these joint ventures are considered operationally integral. Alternatively, we present our share of the Babcock earnings in Other income, net as it is not considered operationally integral.

The following tables present selected financial information for our equity method investees as of September 28, 2012 and December 30, 2011 and for the three and nine months ended September 28, 2012 and September 30, 2011:

	As of
(Amounts in millions)	September 28, 2012	December 30, 2011
Current assets	$116.6	$146.3
Total assets	116.6	146.4
Current liabilities	61.4	76.6
Total liabilities	62.0	77.0

(Amounts in millions)	Three Months Ended September 28, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 28, 2012	Nine Months Ended September 30, 2011
Revenue	$46.1	$122.8	$186.9	$451.8
Net income	3.5	9.8	10.6	29.3

Many of our VIEs only perform on a single contract. The modification or termination of a contract under a VIE could trigger an impairment in the fair value of our investment in unconsolidated subsidiaries. In the aggregate, our maximum exposure to losses as a result of our investment consists of our (i) $21.6 million investment in unconsolidated subsidiaries, (ii) $1.4 million in receivables from our unconsolidated joint ventures, (iii) $5.3 million note receivable from Palm Trading Investment Corp. (“Palm”) and (iv) contingent liabilities that were neither probable nor reasonably estimable as of September 28, 2012.

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

We account for this collaborative arrangement under ASC 808 — Collaborative Arrangements and record revenue gross as the principal participant. The cash inflows and outflows, as well as expenses incurred, are recorded in Cost of services in the period realized. Revenue on LOGCAP IV was $438.3 million and $1,333.8 million during the three and nine months ended September 28, 2012, respectively, and $382.7 million and $1,163.3 million during the three and nine months ended

September 30, 2011, respectively. Cost of services on LOGCAP IV program was $407.9 million and $1,244.7 million during the three and nine months ended September 28, 2012, respectively, and $361.2 million and $1,093.6 million during the three and nine months ended September 30, 2011, respectively. Our share of the total LOGCAP IV profits was $18.0 million and $44.9 million during the three and nine months ended September 28, 2012, respectively, and $10.0 million and $31.5 million during the three and nine months ended September 30, 2011, respectively.

In June 2012, we executed a collaborative arrangement with Logix USA Corporation on the Egypt Personnel Support Services (“EPSS”) program. The purpose of the arrangement is to share risks and rewards associated with the U.S. government contract. Our share of profits is 85%, and as the principal participant, we will record the revenue and expenses gross in Cost of services in the period realized. Revenue on the EPSS program was $3.8 million and $6.6 million during the three and nine months ended September 28, 2012. Cost of services on the EPSS program was $3.2 million and $5.6 million during the three and nine months ended September 28, 2012. Our share of the total EPSS program profits was $0.5 million and $0.8 million during the three and nine months ended September 28, 2012.

Note 12 — Consolidating Financial Statements of Subsidiary Guarantors

The Senior Unsecured Notes issued by DynCorp International Inc. (“Subsidiary Issuer”) and the Senior Credit Facility are fully and unconditionally guaranteed, jointly and severally, by the Company (“Parent”) and all of the domestic subsidiaries of Subsidiary Issuer: DynCorp International LLC, DTS Aviation Services LLC, DynCorp Aerospace Operations LLC, DynCorp International Services LLC, DIV Capital Corporation, Dyn Marine Services of Virginia LLC, Services International LLC, Worldwide Humanitarian Services LLC, Worldwide Recruiting and Staffing Services LLC, Heliworks, Inc., Phoenix Consulting Group LLC and Casals & Associates Inc. (“Subsidiary Guarantors”). Each of the Subsidiary Issuers and the Subsidiary Guarantors is 100% owned by the Company.

Subsequent to the issuance of the Company’s consolidated financial statements on Form 10-Q for the period ended September 30, 2011, management identified certain errors in the presentation of the condensed consolidating statement of operations contained in this footnote. The errors were the result of certain adjustments being incorrectly applied to the Subsidiary Guarantors, Subsidiary Non-Guarantors and Eliminations columns within the three and nine months ended September 30, 2011 statements of operations and the nine months ended September 30, 2011 balance sheet and statement of cash flow in the condensed consolidating financial statements. The impact of the error on Revenue of $352.0 million, was fully offset by the impact of the error on Cost of sales of $352.0 million, and thus had no net impact on the operating income or net income. The condensed consolidated financial statements were not impacted by the error as the error was isolated only to the Guarantor and Non-Guarantor financial statement presented herein. Accordingly, the comparative historical condensed consolidating statements presented herein have been corrected to reclassify certain amounts between the Subsidiary Guarantors, Subsidiary Non-Guarantors and Eliminations columns. The “Parent,” “Subsidiary Issuer” and “Consolidated” columns were not impacted by these corrections.

The following condensed consolidating financial statements present (i) the unaudited condensed consolidating statements of operations for the three and nine months ended September 28, 2012 and September 30, 2011, (ii) the unaudited condensed consolidating balance sheets as of September 28, 2012 and December 30, 2011, (iii) the unaudited condensed consolidating statements of cash flows for the nine months ended September 28, 2012 and September 30, 2011 and (iv) elimination entries necessary to consolidate Parent and its subsidiaries.

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

DynCorp International Inc. is considered the Subsidiary Issuer as it issued the Senior Unsecured Notes.

Delta Tucker Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidating Statement of Operations Information

For the Three Months Ended September 28, 2012

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$—	$1,014,838	$135,627	$(140,151)	$1,010,314
Cost of services	—	—	(924,602)	(129,880)	137,344	(917,138)
Selling, general and administrative expenses	—	—	(40,586)	(2,568)	2,807	(40,347)
Depreciation and amortization expense	—	—	(12,229)	(146)	—	(12,375)
Earnings from equity method investees	—	—	315	—	—	315
Impairment of goodwill	—	—	(30,859)	—	—	(30,859)

Operating income	—	—	6,877	3,033	—	9,910
Interest expense	—	(19,844)	(2,167)	—	—	(22,011)
Loss on early extinguishment of debt	—	(696)	—	—	—	(696)
Equity in (loss) income of consolidated subsidiaries, net of tax	(15,794)	(28,662)	1,008	—	43,448	—
Other income (loss), net	—	—	171	(82)	—	89

(Loss) income before income taxes	(15,794)	(49,202)	5,889	2,951	43,448	(12,708)
Benefit (provision) for income taxes	—	33,408	(34,551)	(250)	—	(1,393)

Net (loss) income	(15,794)	(15,794)	(28,662)	2,701	43,448	(14,101)
Noncontrolling interests	—	—	—	(1,693)	—	(1,693)

Net (loss) income attributable to Delta Tucker Holdings, Inc.	$(15,794)	$(15,794)	$(28,662)	$1,008	$43,448	$(15,794)

Delta Tucker Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidating Statement of Operations Information

For the Three Months Ended September 30, 2011

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$—	$944,181	$130,917	$(139,705)	$935,393
Cost of services	—	—	(856,417)	(125,147)	136,219	(845,345)
Selling, general and administrative expenses	—	—	(47,566)	(3,564)	3,486	(47,644)
Depreciation and amortization expense	—	—	(12,097)	(158)	—	(12,255)
Earnings from equity method investees	—	—	3,894	—	—	3,894
Impairment of equity method investment	—	—	(76,647)	—	—	(76,647)

Operating (loss) income	—	—	(44,652)	2,048	—	(42,604)
Interest expense	—	(22,754)	(82)	—	—	(22,836)
Equity in (loss) income of consolidated subsidiaries, net of tax	(41,628)	(25,946)	1,124	—	66,450	—
Other income, net	—	—	680	34	—	714

(Loss) Income before income taxes	(41,628)	(48,700)	(42,930)	2,082	66,450	(64,726)
Benefit (provision) for income taxes	—	7,072	16,984	(178)	—	23,878

Net (loss) income	(41,628)	(41,628)	(25,946)	1,904	66,450	(40,848)
Noncontrolling interests	—	—	—	(780)	—	(780)

Net (loss) income attributable to Delta Tucker Holdings, Inc.	$(41,628)	$(41,628)	$(25,946)	$1,124	$66,450	$(41,628)

Delta Tucker Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidating Statement of Operations Information

For the Nine Months Ended September 28, 2012

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$—	$3,033,716	$399,553	$(414,800)	$3,018,469
Cost of services	—	—	(2,780,570)	(382,272)	406,003	(2,756,839)
Selling, general and administrative expenses	—	—	(116,780)	(8,839)	8,797	(116,822)
Depreciation and amortization expense	—	—	(37,145)	(449)	—	(37,594)
Earnings from equity method investees	—	—	538	—	—	538
Impairment of goodwill	—	—	(30,859)	—	—	(30,859)

Operating income	—	—	68,900	7,993	—	76,893
Interest expense	—	(60,452)	(4,986)	—	—	(65,438)
Loss on early extinguishment of debt	—	(1,479)	—	—	—	(1,479)
Equity in (loss) income of consolidated subsidiaries, net of tax	(1,228)	11,740	3,041	—	(13,553)	—
Other income (loss), net	—	—	4,927	(65)	—	4,862

(Loss) income before income taxes	(1,228)	(50,191)	71,882	7,928	(13,553)	14,838
Benefit (provision) for income taxes	—	48,963	(60,142)	(565)	—	(11,744)

Net (loss) income	(1,228)	(1,228)	11,740	7,363	(13,553)	3,094
Noncontrolling interests	—	—	—	(4,322)	—	(4,322)

Net (loss) income attributable to Delta Tucker Holdings, Inc.	$(1,228)	$(1,228)	$11,740	$3,041	$(13,553)	$(1,228)

Delta Tucker Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidating Statement of Operations Information

For the Nine Months Ended September 30, 2011

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$—	$2,750,646	$390,153	$(402,358)	$2,738,441
Cost of services	—	—	(2,519,513)	(373,540)	392,641	(2,500,412)
Selling, general and administrative expenses	—	—	(116,663)	(10,059)	9,717	(117,005)
Depreciation and amortization expense	—	—	(37,751)	(478)	—	(38,229)
Earnings from equity method investees	—	—	11,830	—	—	11,830
Impairment of equity method investment	—	—	(76,647)	—	—	(76,647)

Operating income	—	—	11,902	6,076	—	17,978
Interest expense	—	(69,309)	(228)	—	—	(69,537)
Loss on early extinguishment of debt	—	(2,397)	—	—	—	(2,397)
Equity in (loss) income of consolidated subsidiaries, net of tax	(33,394)	12,283	3,190	—	17,921	—
Other income, net	—	—	4,958	2	—	4,960

(Loss) Income before income taxes	(33,394)	(59,423)	19,822	6,078	17,921	(48,996)
Benefit (provision) for income taxes	—	26,029	(7,539)	(703)	—	17,787

Net (loss) income	(33,394)	(33,394)	12,283	5,375	17,921	(31,209)
Noncontrolling interests	—	—	—	(2,185)	—	(2,185)

Net (loss) income attributable to Delta Tucker Holdings, Inc.	$(33,394)	$(33,394)	$12,283	$3,190	$17,921	$(33,394)

Delta Tucker Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidating Statement of Comprehensive Income Information

For the Three Months Ended September 28, 2012

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Net (loss) income	$(15,794)	$(15,794)	$(28,662)	$2,701	$43,448	$(14,101)
Other comprehensive income:
Currency translation adjustment	296	296	171	125	(592)	296

Other comprehensive income, before tax	296	296	171	125	(592)	296
Income tax expense related to items of other comprehensive income	(106)	(106)	(61)	(45)	212	(106)

Other comprehensive income	190	190	110	80	(380)	190

Comprehensive (loss) income	(15,604)	(15,604)	(28,552)	2,781	43,068	(13,911)
Noncontrolling interests	—	—	—	(1,693)	—	(1,693)

Comprehensive (loss) income attributable to Delta Tucker Holdings, Inc.	$(15,604)	$(15,604)	$(28,552)	$1,088	$43,068	$(15,604)

Delta Tucker Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidating Statement of Comprehensive Income Information

For the Three Months Ended September 30, 2011

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Net (loss) income	$(41,628)	$(41,628)	$(25,946)	$1,904	$66,450	$(40,848)
Other comprehensive income:
Currency translation adjustment	(337)	(337)	(45)	(292)	674	(337)

Other comprehensive (loss) income, before tax	(337)	(337)	(45)	(292)	674	(337)
Income tax expense related to items of other comprehensive income	204	204	27	177	(408)	204

Other comprehensive (loss) income	(133)	(133)	(18)	(115)	266	(133)

Comprehensive (loss) income	(41,761)	(41,761)	(25,964)	1,789	66,716	(40,981)
Noncontrolling interests	—	—	—	(780)	—	(780)

Comprehensive (loss) income attributable to Delta Tucker Holdings, Inc.	$(41,761)	$(41,761)	$(25,964)	$1,009	$66,716	$(41,761)

Delta Tucker Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidating Statement of Comprehensive Income Information

For the Nine Months Ended September 28, 2012

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Net (loss) income	$(1,228)	$(1,228)	$11,740	$7,363	$(13,553)	$3,094
Other comprehensive income:
Currency translation adjustment	147	147	144	3	(294)	147

Other comprehensive income (loss), before tax	147	147	144	3	(294)	147
Income tax expense related to items of other comprehensive income	(54)	(54)	(53)	(1)	108	(54)

Other comprehensive income (loss)	93	93	91	2	(186)	93

Comprehensive (loss) income	(1,135)	(1,135)	11,831	7,365	(13,739)	3,187
Noncontrolling interests	—	—	—	(4,322)	—	(4,322)

Comprehensive (loss) income attributable to Delta Tucker Holdings, Inc.	$(1,135)	$(1,135)	$11,831	$3,043	$(13,739)	$(1,135)

Delta Tucker Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidating Statement of Comprehensive Income Information

For the Nine Months Ended September 30, 2011

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Net (loss) income	$(33,394)	$(33,394)	$12,283	$5,375	$17,921	$(31,209)
Other comprehensive income:
Currency translation adjustment	(2)	(2)	(119)	117	4	(2)

Other comprehensive (loss) income, before tax	(2)	(2)	(119)	117	4	(2)
Income tax expense related to items of other comprehensive income	2	2	127	(125)	(4)	2

Other comprehensive income (loss)	—	—	8	(8)	—	—

Comprehensive (loss) income	(33,394)	(33,394)	12,291	5,367	17,921	(31,209)
Noncontrolling interests	—	—	—	(2,185)	—	(2,185)

Comprehensive (loss) income attributable to Delta Tucker Holdings, Inc.	$(33,394)	$(33,394)	$12,291	$3,182	$17,921	$(33,394)

Delta Tucker Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidating Balance Sheet Information

September 28, 2012

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$60,248	$27,143	$—	$87,391
Restricted cash	—	—	1,659	—	—	1,659
Accounts receivable, net	—	—	776,765	1,631	134	778,530
Intercompany receivables	—	—	196,527	1,113	(197,640)	—
Prepaid expenses and other current assets	—	—	94,675	2,575	719	97,969

Total current assets	—	—	1,129,874	32,462	(196,787)	965,549
Property and equipment, net	—	—	25,615	723	—	26,338
Goodwill	—	—	585,383	32,399	—	617,782
Tradenames, net	—	—	43,689	—	—	43,689
Other intangibles, net	—	—	281,954	1,631	—	283,585
Investment in subsidiaries	494,658	1,429,814	33,868	—	(1,958,340)	—
Other assets, net	1,274	26,289	25,392	—	(851)	52,104

Total assets	$495,932	$1,456,103	$2,125,775	$67,215	$(2,155,978)	$1,989,047

LIABILITIES & EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$637	$—	$—	$637
Accounts payable	—	—	279,712	1,179	(1,817)	279,074
Accrued payroll and employee costs	—	—	116,157	17,785	(14,029)	119,913
Intercompany payables	46,359	136,589	1,113	13,579	(197,640)	—
Deferred income taxes	—	—	75,237	41	—	75,278
Accrued liabilities	—	12,584	165,911	573	15,848	194,916
Income taxes payable	—	—	3,697	190	—	3,887

Total current liabilities	46,359	149,173	642,464	33,347	(197,638)	673,705
Long-term debt, less current portion	—	812,272	—	—	—	812,272
Long-term deferred taxes	—	—	35,212	—	—	35,212
Other long-term liabilities	—	—	11,397	—	—	11,397
Noncontrolling interests	—	—	6,888	—	—	6,888
Equity	449,573	494,658	1,429,814	33,868	(1,958,340)	449,573

Total liabilities and equity	$495,932	$1,456,103	$2,125,775	$67,215	$(2,155,978)	$1,989,047

Delta Tucker Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidating Balance Sheet Information

December 30, 2011

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$45,724	$24,481	$—	$70,205
Restricted cash	—	—	10,773	—	—	10,773
Accounts receivable, net	—	—	750,135	7,391	(4,770)	752,756
Intercompany receivables	—	—	176,207	9,196	(185,403)	—
Prepaid expenses and other current assets	—	—	87,401	792	684	88,877

Total current assets	—	—	1,070,240	41,860	(189,489)	922,611
Property and equipment, net	—	—	23,290	794	—	24,084
Goodwill	—	—	613,204	32,399	—	645,603
Tradenames, net	—	—	43,660	—	—	43,660
Other intangibles, net	—	—	308,786	1,954	—	310,740
Investment in subsidiaries	497,384	1,481,506	35,609	—	(2,014,499)	—
Other assets, net	2,017	32,864	33,002	—	(160)	67,723

Total assets	$499,401	$1,514,370	$2,127,791	$77,007	$(2,204,148)	$2,014,421

LIABILITIES & EQUITY
Current liabilities:
Accounts payable	$—	$—	$276,547	$2,781	$(4,260)	$275,068
Accrued payroll and employee costs	—	—	100,578	28,449	—	129,027
Intercompany payables	47,102	120,637	9,196	8,468	(185,403)	—
Deferred income taxes	—	—	78,885	27	—	78,912
Accrued liabilities	—	24,077	123,551	1,533	14	149,175
Income taxes payable	—	—	937	140	—	1,077

Total current liabilities	47,102	144,714	589,694	41,398	(189,649)	633,259
Long-term debt, less current portion	—	872,272	637	—	—	872,909
Long-term deferred taxes	—	—	23,136	—	—	23,136
Other long-term liabilities	—	—	27,632	—	—	27,632
Noncontrolling interests	—	—	5,186	—	—	5,186
Equity	452,299	497,384	1,481,506	35,609	(2,014,499)	452,299

Total liabilities and equity	$499,401	$1,514,370	$2,127,791	$77,007	$(2,204,148)	$2,014,421

Delta Tucker Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidating Statement of Cash Flow Information

For the Nine Months Ended September 28, 2012

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net cash provided (used in) by operating activities	$743	$44,048	$28,941	$(5,817)	$(2,667)	$65,248

Cash flows from investing activities:
Purchase of property and equipment, net	—	—	(4,614)	71	—	(4,543)
Proceeds from sale of property, plant and equipment	—	—	7	—	—	7
Heliworks acquistion, net of cash acquired	—	—	(11,056)	—	—	(11,056)
Purchase of software	—	—	(2,066)	—	—	(2,066)
Return of capital from equity method investees	—	—	9,154	—	—	9,154
Contributions to equity method investees	—	—	(1,479)	—	—	(1,479)

Net cash (used in) provided by investing activities	—	—	(10,054)	71	—	(9,983)

Cash flows from financing activities:
Borrowings on long-term debt	—	304,200	—	—	—	304,200
Payments on long-term debt	—	(364,200)	—	—	—	(364,200)
Borrowings related to financed insurance	—	—	62,581	—	—	62,581
Payments related to financed insurance	—	—	(38,541)	—	—	(38,541)
Payments of dividends to Parent	—	—	—	(4,786)	2,667	(2,119)
Net transfers (to) from Parent/subsidiary	(743)	15,952	(28,403)	13,194	—	—

Net cash (used in) provided by financing activities	(743)	(44,048)	(4,363)	8,408	2,667	(38,079)

Net increase (decrease) in cash and cash equivalents	—	—	14,524	2,662	—	17,186
Cash and cash equivalents, beginning of period	—	—	45,724	24,481	—	70,205

Cash and cash equivalents, end of period	$—	$—	$60,248	$27,143	$—	$87,391

Delta Tucker Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidating Statement of Cash Flow Information

For The Nine Months Ended September 30, 2011

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$4,350	$16,765	$54,608	$(9,069)	$(2,290)	$64,364

Cash flows from investing activities:
Purchase of property and equipment, net	—	—	(1,877)	—	—	(1,877)
Proceeds from sale of property, plant and equipment	—	—	44	—	—	44
Purchase of software	—	—	(2,310)	—	—	(2,310)
Return of capital from equity method investees	—	—	9,147	—	—	9,147
Net transfers to Parent	—	—	—	12,626	(12,626)	—

Net cash provided by (used in) investing activities	—	—	5,004	12,626	(12,626)	5,004

Cash flows from financing activities:
Borrowings on long-term debt	—	214,300	—	—	—	214,300
Payments on long-term debt	—	(266,906)	—	—	—	(266,906)
Net transfers (to) from Parent/subsidiary	(4,350)	35,841	(44,117)	—	12,626	—
Payments of dividends to Parent	—	—	—	(3,435)	2,290	(1,145)
Other financing activities	—	—	17,304	—	—	17,304

Net cash (used in) provided by financing activities	(4,350)	(16,765)	(26,813)	(3,435)	14,916	(36,447)

Net increase in cash and cash equivalents	—	—	32,799	122	—	32,921
Cash and cash equivalents, beginning of period	—	—	46,106	6,431	—	52,537

Cash and cash equivalents, end of period	$—	$—	$78,905	$6,553	$—	$85,458

Note 13 — Acquisition

On July 6, 2012, we acquired 100% of Heliworks, Inc. (“Heliworks”), an aviation service provider based in Pensacola, Florida. Heliworks operates from the Pensacola Regional Airport and provides services that include charter flights, aircraft maintenance and major repairs, avionics upgrades, component overhauls, and painting and refurbishment. Heliworks will be integrated within our Aviation segment, allowing the Company to better serve our commercial and government customers while further expanding our services of aircraft maintenance. The Company funded the purchase price with cash on hand.

The purchase price is comprised of the following elements:

(Amounts in thousands)	Purchase Elements
Cash paid for acquisition at closing, net of cash acquired	$11,110
Final net asset adjustment to be paid in the fourth quarter of calendar year 2012	692

Total purchase price	$11,802

The acquisition was accounted for as a business combination pursuant to ASC 805 - Business Combinations. In accordance with ASC 805, the purchase price has been allocated to assets and liabilities based on their estimated fair value at the acquisition date. The purchase price allocation as of September 28, 2012 is substantially complete; however, additional analysis with respect to the value of certain assets and contingent liabilities could result in a change in the total amount of goodwill. Pro-forma financial information has not been provided for this acquisition as the acquisition did not have a material effect on our 2012 results of operations, financial position, or cash flows.

The following table represents the preliminary allocation of the purchase price to the acquired assets and liabilities and resulting goodwill:

(Amounts in thousands)	Reconciliation to Goodwill
Total purchase price	$11,802

Cash acquired	9
Accounts receivables	1,601
Helicopters	2,844
Property and equipment	525
Other assets	731
Intangible assets	5,235
Liabilities assumed	(2,181)

Goodwill	$3,038

Management determined the purchase price allocations for the acquisition based on estimates of the fair values of the tangible and intangible assets acquired and liabilities assumed. We utilized recognized valuation techniques, including the income approach and cost approach for intangible assets and the cost approach for tangible assets.

The goodwill arising from the acquisition consists of assembled workforce and expectations that Heliworks will provide an extension to our ability to offer additional services to our Aviation segment, which is consistent with our goal of accelerating growth, expanding service offerings and penetrating new segments. The goodwill recognized is not deductible for tax purposes.

The carrying amount of receivables approximates fair value as the acquired receivables are short-term in nature and have high probability of collection. There were no significant receivables determined to be uncollectable as of the date of the acquisition.

The purchase price includes $1.3 million held in escrow for indemnification liabilities (as defined by the equity purchase agreement) of the seller. It is undetermined as to the amount that is to be released as all of the necessary components of the acquisition have not been finalized. All claims are expected to be finalized and released in June 2013.

Acquired intangible assets of $5.2 million consisted of non-compete agreements, tradenames and FAA certifications. The amortization period for non-compete agreements is three years. We recorded an immaterial amount of amortization during the three months ended September 28, 2012 covering the period of July 6, 2012 through September 28, 2012.

We recognized $0.2 million of acquisition related costs that were expensed during the three months ended September 28, 2012 and are included in selling, general and administrative expenses in our consolidated statements of operations. Revenue for the three months ended related to the acquisition was immaterial.

Note 14 — Subsequent Events

We evaluated subsequent events that occurred after the period end date through the date the financial statements were issued and concluded that no subsequent events have occurred that require recognition or disclosure in our financial statements for the three and nine months ended September 28, 2012, except for the following:

In November 2012, we received an award fee determination letter related to our LOGCAP IV operations in Afghanistan. This award fee covered definitized costs from February 1, 2012 through July, 2012 and was in the aggregate, higher than our previous estimates and resulted in an adjustment to revenue of $10.4 million for the quarter.

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

Training & Intelligence Solutions — This Group provides international policing and police training, judicial support, immigration support and base operations to a variety of international and national customers. Under this Group we also provide senior advisors and mentors to foreign governmental agencies to provide leadership, operations and training, intelligence, logistics and security capabilities. This includes the services we provide under key contracts such as the Afghanistan Ministry of Defense Program (“AMDP”), the Combined Security Transition Command Afghanistan (“CSTC-A”) program and the Civilian Police (“CivPol”) program. This Group also provides proprietary training courses, management consulting and discrete mission support services to the intelligence community and national security clients. As part of our proprietary training courses, we offer a highly specialized human intelligence (“HUMINT”) curriculum taught by cleared intelligence professionals to other intelligence, counterintelligence, special operations and law enforcement personnel.

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

Security Services — This Group manages and operates complex security services by providing static security and personal protective details for U.S. and foreign diplomats, senior governmental officials and commercial clients in hostile and austere environments. This Group’s core competencies include protective security details, static guard services, intelligence support and operating tactical operations centers, medical support, and emergency response capabilities.

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

External Factors

Since 2001, the overall level of U.S. defense spending has doubled. These historically high defense expenditures were driven in part to support operations in Iraq and Afghanistan and were funded through an account supplemental to the base defense budget called Overseas Contingency Operations (“OCO”). As a result of the U.S. military withdrawal from Iraq in December of 2011, and the drawdown of forces in Afghanistan, there has been a proportional and expected decline in the OCO account.

In August 2011, Congress enacted the Budget Control Act of 2011 (“the Act”) which brought to a conclusion the 2011 United States debt-ceiling crisis, which had threatened to lead the United States into sovereign default. The Act specified an immediate $917 billion of cuts over ten years, including $487 billion from defense spending. Additionally, the Act established the Joint Select Committee on Deficit Reduction, or the “super committee”, to produce additional deficit reduction legislation. The goal of the Act was to produce a deficit reduction of at least $1.5 trillion over the coming 10 years which was to be passed by December 23, 2011. If Congress failed to produce such a bill with at least $1.2 trillion in cuts, then this would trigger across-the-board cuts, through a “sequestration of appropriations” equally split between security and non-security programs. Thus far, an agreement has not been achieved. Should Congress and the Administration fail to change or delay sequestration, beginning January of 2013, our customers could see their fiscal year 2013 budgets reduced by as much as an additional ten percent.

Funding for our programs is dependent upon the annual budget and the appropriation decisions, as well as geo-political and macroeconomic conditions, which are beyond our control. While these dynamics could place pressure on defense spending, the President’s fiscal year 2013 defense budget request indicates that the weapon system acquisition and modernization programs will be most negatively impacted by budget reductions. Operations and Maintenance budgets will remain relatively robust. We believe the following industry trends will result in continued demand in our target markets for the types of services we provide:

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

As the NATO combat mission in Afghanistan comes to its conclusion in 2014, we anticipate significant opportunities to support not only the enduring U.S. and NATO presence, but also expanded opportunities to support the DoS presence, which is expected to expand and include the U.S. embassy in Kabul and four consulates around the country. Additionally, we anticipate that there will be a continued need to train and help professionalize Afghan National Security Forces for many years, as specified in the U.S. Afghanistan Strategic Partnership Agreement.

In the Persian Gulf, Iran’s continued nuclear ambitions have resulted in an unprecedented international sanctions regime and the bolstering of United States defense ties and presence throughout the region. We believe that base operations and support and maintenance capacity will be key enablers in this environment, and we are especially well positioned to provide these services to both United States forces and Allied nations. Finally, the re-balance to Asia reflects the increased importance of the Asia-Pacific regions, in both security and economic terms for the United States. As the United States revitalizes and reinforces its presence in this vital region, we expect to see increased requirements for base operations support, logistics support and capacity building, all of which we provide best in class.

The investments and acquisitions we have made over the past three years have been focused on aligning our business to address areas that have high growth potential, including intelligence training and rule of law development, as well as parallel and evolving customer requirements.

Notable Events for the Nine Months Ended September 28, 2012

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

•

In March 2012, we were awarded a contract with the U.S. Navy to provide facility support services for personnel from the Naval Mobile Construction Battalion unit in Dili, Timor-Leste. The fixed price, IDIQ contract has one base year with four one-year options and will operate under our Aviation segment.

•

In April 2012, we were awarded a contract with National Aeronautics and Space Administration (“NASA”) to provide aircraft maintenance and operational support services at various locations. The contract is fixed price - award fee / cost plus award fee with a one year and four months base and two, two year option periods and a total potential value of $176.9 million and will operate under our Aviation segment.

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

•

In June 2012, we were awarded a contract with the U.S. Air Force Materiel Command to provide support services for T-6A and T-6B aircraft at several Air Force and Navy locations throughout the U.S. The firm-fixed price contract has one base year and one option year and a total potential contract value of $432 million and will operate under our Aviation segment.

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

•

In July 2012, we were awarded multiple task orders within our GLDS segment with the U.S. Air Force under the Air Force Contract Augmentation Program (“AFCAP”) program to provide various services at multiple locations including Colorado, the United Arab Emirates and Afghanistan. Collectively, these task orders have one base year and two, one year options and a total potential contract value of $13.2 million.

•

On July 6, 2012, we acquired 100% of Heliworks, Inc. (“Heliworks”), an aviation service provider based in Pensacola, Florida for $11.1 million, net of cash acquired. Heliworks services include aircraft maintenance and major repairs, avionics upgrades, component overhauls, charter flights and painting and refurbishment. Heliworks will be integrated within our Aviation segment.

•

In August 2012, we were awarded multiple task orders within our GLDS segment with the U.S. Air Force under the AFCAP program to provide monitor support for the Expeditionary Civil Engineer Squadrons (“ECES”) in multiple locations in Afghanistan and to provide maintenance support services to vehicles and equipment at multiple locations in Afghanistan and Qatar. Collectively, these task orders have one base year and two, one year options and a total potential value of $27.3 million.

•

In September 2012, we were awarded a contract within the Aviation segment with the U.S. Air Force Air Education and Training Command, to provide jet engine maintenance for J-85 aircraft at Laughlin Air Force Base in Texas in support of the Engine Regional Repair Center. This firm-fixed price contract has an 11-month base period and five one-year options and a total potential contract value of $36 million.

Contract Types

Our business generally is performed under fixed-price, time-and-materials or cost-reimbursement contracts. Each contract type is described below:

•

Fixed-Price Type Contracts: In a fixed-price contract, the price is not subject to adjustment based on costs incurred, which can favorably or adversely impact our profitability depending upon our execution in performing the contracted service. Our fixed-price contracts may include firm fixed-price, fixed-price with economic adjustment and fixed-price incentive elements.

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

Our historical contract mix by type, as a percentage of revenue, is indicated in the table below.

	Three Months Ended September 28, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 28, 2012	Nine Months Ended September 30, 2011
Fixed-Price	18%	17%	17%	17%
Time-and-Materials	12%	13%	11%	15%
Cost-Reimbursement	70%	70%	72%	68%

Total	100%	100%	100%	100%

Cost-reimbursement type contracts typically perform at lower margins than other contract types but carry lower risk of loss. Because the LOGCAP IV contract is predominantly a cost-reimbursement type contract, we anticipate that revenue from cost-reimbursement type contracts will continue to represent a large portion of our business in future years.

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

The following table sets forth our approximate backlog as of the dates indicated:

	As Of
	September 28, 2012	December 30, 2011
	(Amounts in millions)
Funded backlog	$1,867	$1,480
Unfunded backlog	4,199	4,261

Total	$6,066	$5,741

Total backlog as of September 28, 2012 was $6.1 billion, as compared to $5.7 billion as of December 30, 2011. The increase in backlog was primarily due to new contract wins within the GLDS and the Aviation segment and the option year extension on the LOGCAP contract, partially offset by revenue recognized on current programs during the three months ended September 28, 2012.

Results of Operations

Consolidated Three Months Ended September 28, 2012 compared to the Three Months Ended September 30, 2011

The following tables set forth our unaudited consolidated results of operations, both in dollars and as a percentage of revenue:

	Three Months Ended
(Amounts in thousands)	September 28, 2012		September 30, 2011
Revenue	$1,010,314	100.0%	$935,393	100.0%
Cost of services	(917,138)	(90.8)%	(845,345)	(90.4)%
Selling, general and administrative expenses	(40,347)	(4.0)%	(47,644)	(5.1)%
Depreciation and amortization expense	(12,375)	(1.2)%	(12,255)	(1.3)%
Earnings from equity method investees	315	0.1%	3,894	0.4%
Impairment of equity method investment	—	—	(76,647)	(8.2)%
Impairment of goodwill	(30,859)	(3.1)%	—	—

Operating income (loss)	9,910	1.0%	(42,604)	(4.6)%
Interest expense	(22,011)	(2.2)%	(22,836)	(2.4)%
Loss on early extinguishment of debt	(696)	(0.1)%	—	—
Interest income	21	—	29	—
Other income, net	68	—	685	0.1%

Loss before income taxes	(12,708)	(1.3)%	(64,726)	(6.9)%
(Provision) benefit for income taxes	(1,393)	(0.1)%	23,878	2.5%

Net loss	(14,101)	(1.4)%	(40,848)	(4.4)%
Noncontrolling interests	(1,693)	(0.2)%	(780)	(0.1)%

Net loss attributable to Delta Tucker Holdings, Inc.	$(15,794)	(1.6)%	$(41,628)	(4.5)%

Revenue — Revenue for the three months ended September 28, 2012 was $1,010.3 million, an increase of $74.9 million, or 8.0%, compared to the three months ended September 30, 2011. The increase was primarily driven by the increase in revenue earned under our LOGCAP segment and Aviation segment, which together comprised approximately 78% of total consolidated revenue. See further discussion of our revenue results in the “Results by Segment” section below.

Cost of services — Cost of services are comprised of direct labor, direct material, overhead, subcontractor, travel, supplies and other miscellaneous costs. Cost of services for the three months ended September 28, 2012 was $917.1 million, an increase of $71.8 million, or 8.5%, compared to the three months ended September 30, 2011. The increase in Cost of services was primarily due to the growth in our business. As a percentage of revenue, Cost of services was 90.8% and 90.4% during the three months ended September 28, 2012 and the three months ended September 30, 2011, respectively. The increase in Cost of services as a percentage of revenue was primarily driven the growth of our LOGCAP IV program, a cost-reimbursable contract that operates at lower margins relative to the overall contract mix, which contributed a greater share of our overall consolidated operations during the three months ended September 28, 2012 relative to the comparable period in the prior year. See further discussion of program margins in the “Results by Segment” section below.

Selling, general and administrative expenses (“SG&A”) — SG&A primarily relates to functions such as management, legal, financial accounting, contracts and administration, human resources, management information systems, purchasing, and business development. SG&A decreased by $7.3 million, or 15.3%, to $40.3 million during the three months ended September 28, 2012 compared to the three months ended September 30, 2011 primarily as a result of non-routine severance costs incurred during the three months ended September 30, 2011, a reduction in bonuses accrued under the Management Incentive Plan during the three months ended September 28, 2012 and a reduction in professional fees associated with business system improvements partially offset by an increase in legal costs associated with ongoing litigation. These changes also drove the reduction in SG&A as a percentage of revenue to 4.0% for the three months ended September 28, 2012 from 5.1% for the three months ended September 30, 2011.

Depreciation and amortization — Depreciation and amortization during the three months ended September 28, 2012, was $12.4 million, an increase of $0.1 million, or 1.0%, as compared with depreciation and amortization during the three months ended September 30, 2011. The increase was primarily the result of the addition of fixed assets in conjunction with the acquisition of Heliworks, Inc. partially offset by certain non-compete agreements becoming fully amortized during the second half of the year ended December 30, 2011.

Earnings from equity method investees — Earnings from operationally integral unconsolidated affiliates for the three months ended September 28, 2012 was $0.3 million. In September of 2011, we recorded an impairment of our investment in GLS resulting in us no longer recognizing any earnings until cash is received through a dividend distribution. We expect our earnings from equity method investees will remain minimal throughout the remainder of the year unless additional task orders are received. See Note 10 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion.

Impairment of goodwill — Impairment of goodwill for the three months ended September 28, 2012 was $30.9 million. We recognized an impairment charge on our goodwill associated with one of the reporting units within the TIS reporting segment as a result of our assessment of a triggering event during the quarter. See Note 3 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion.

Interest expense — Interest expense for the three months ended September 28, 2012 was $22.0 million, a decrease of $0.8 million, or 3.6%, compared to the three months ended September 30, 2011. The decrease was primarily due to the reduction of the principal balance of our Term Loan. We made principal prepayments of $98.7 million and $60.0 million during the fourth quarter of calendar year 2011 and during the nine months ended September 28, 2012, respectively.

Other income, net — Other income, net includes our share of earnings from unconsolidated joint ventures that are not operationally integral to our business as well as gains/losses from foreign currency and asset sales. Other income, net during the three months ended September 28, 2012 was $0.1 million, a decrease of $0.6 million, or 90.1%, compared to the three months ended September 30, 2011 primarily driven by a reduction in earnings from our unconsolidated joint venture Babcock.

Income taxes — Our effective tax rate consists of federal and state statutory rates and certain permanent differences. The effective tax rate for the three months ended September 28, 2012 was 11.0%, as compared to 36.9% for the three months ended September 30, 2011. The decrease in the tax rates was due primarily to the impact of the goodwill impairment recorded in the third quarter of the year.

Consolidated Nine Months Ended September 28, 2012 compared to the Nine Months Ended September 30, 2011

The following tables set forth our unaudited consolidated results of operations, both in dollars and as a percentage of revenue:

	Nine Months Ended
(Amounts in thousands)	September 28, 2012		September 30, 2011
Revenue	$3,018,469	100.0%	$2,738,441	100.0%
Cost of services	(2,756,839)	(91.3)%	(2,500,412)	(91.3)%
Selling, general and administrative expenses	(116,822)	(3.9)%	(117,005)	(4.3)%
Depreciation and amortization expense	(37,594)	(1.3)%	(38,229)	(1.4)%
Earnings from equity method investees	538	—	11,830	0.5%
Impairment of equity method investment	—	—	(76,647)	(2.8)%
Impairment of goodwill	(30,859)	(1.0)%	—	—

Operating income	76,893	2.5%	17,978	0.7%
Interest expense	(65,438)	(2.2)%	(69,537)	(2.5)%
Loss on early extinguishment of debt	(1,479)	—	(2,397)	(0.1)%
Interest income	94	—	168	—
Other income, net	4,768	0.2%	4,792	0.2%

Income (loss) before income taxes	14,838	0.5%	(48,996)	(1.7)%
(Provision) benefit for income taxes	(11,744)	(0.4)%	17,787	0.6%

Net income (loss)	3,094	0.1%	(31,209)	(1.1)%
Noncontrolling interests	(4,322)	(0.1)%	(2,185)	(0.1)%

Net loss attributable to Delta Tucker Holdings, Inc.	$(1,228)	—	$(33,394)	(1.2)%

Revenue — Revenue for the nine months ended September 28, 2012 was $3,018.5 million, an increase of $280.0 million, or 10.2%, compared to the nine months ended September 30, 2011. The increase was primarily driven by the increase in revenue earned under our LOGCAP and Aviation segments, which together comprised approximately 76% of total consolidated revenue. See further discussion of our revenue results in the “Results by Segment” section below.

Cost of services — Cost of services are comprised of direct labor, direct material, overhead, subcontractor, travel, supplies and other miscellaneous costs. Cost of services for the nine months ended September 28, 2012 was $2,756.8 million, an increase of $256.4 million, or 10.3%, compared to the nine months ended September 30, 2011. The increase in Cost of services was due to the growth in our business and was consistent with the increase in revenue. As a percentage of revenue, Cost of services remained flat at 91.3% during the nine months ended September 28, 2012 and September 30, 2011. See further discussion of program margins in the “Results by Segment” section below.

Selling, general and administrative expenses (“SG&A”) — SG&A primarily relates to functions such as management, legal, financial accounting, contracts and administration, human resources, management information systems, purchasing, and business development. SG&A decreased by $0.2 million, or 0.2%, to $116.8 million during the nine months ended September 28, 2012 compared to the nine months ended September 30, 2011 primarily as a result of (i) non-routine severance costs incurred during the nine months ended September 30, 2011 associated with the corporate realignment, (ii) the acceleration of the Phoenix and Casals retention bonuses during the nine months ended September 30, 2011 and (iii) a reduction in bonuses accrued under the Management Incentive Plan during the nine months ended September 28, 2012. These decreases were partially offset by an increase in legal costs associated with ongoing litigation. These changes also drove the reduction in SG&A as a percentage of revenue to 3.9% during the nine months ended September 28, 2012 compared to 4.3% during the nine months ended September 30, 2011.

Depreciation and amortization — Depreciation and amortization during the nine months ended September 28, 2012, was $37.6 million, a decrease of $0.6 million, or 1.7%, as compared with depreciation and amortization during the nine months ended September 30, 2011. The decrease was primarily the result of non-compete agreements becoming fully amortized during the second half of the year ended December 30, 2011 partially offset by additional depreciation expense on fixed asset additions, including fixed assets acquired in conjunction with the purchase of Heliworks, Inc., during the nine months ended September 28, 2012.

Earnings from equity method investees — Earnings from operationally integral unconsolidated affiliates for the nine months ended September 28, 2012 was $0.5 million. In September of 2011, we recorded an $76.6 million impairment of our investment in GLS resulting in us no longer recognizing any earnings until we receive cash through a dividend distribution. As GLS’ task orders come to an end in December 2012, we do not anticipate any further work under the task orders after their completion. We expect our earnings from equity method investees will remain minimal throughout the remainder of the year unless additional task orders are received. See Note 10 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion.

Impairment of goodwill — Impairment of goodwill for the nine months ended September 28, 2012 was $30.9 million. We recognized an impairment charge on our goodwill associated with one reporting units within the TIS reporting segment as a result of our assessment of a triggering event in the quarter. See Note 3 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion.

Interest expense — Interest expense for the nine months ended September 28, 2012 was $65.4 million, a decrease of $4.1 million, or 5.9%, compared to the nine months ended September 30, 2011. The decrease was primarily due to the reduction of the principal balance of our Term Loan. We made principal prepayments of $98.7 million and $60.0 million during the fourth quarter of calendar year 2011 and during the nine months ended September 28, 2012, respectively.

Other income, net — Other income, net includes our share of earnings from unconsolidated joint ventures that are not operationally integral to our business as well as gains/losses from foreign currency and asset sales. Other income, net remained flat at $4.8 million during the nine months ended September 28, 2012 compared to the nine months ended September 30, 2011, as year over year earnings were consistent during the comparable nine month periods from our Babcock joint venture.

Income taxes — Our effective tax rate consists of federal and state statutory rates and certain permanent differences. The effective tax rate for the nine months ended September 28, 2012 was 79.1%, as compared to 36.3% for the nine months ended September 30, 2011. The effective tax rate for the nine months ended September 28, 2012 was driven primarily by the impact of the goodwill impairment recognized during the third quarter.

Results by Segment – Three Months Ended September 28, 2012 Compared to Three Months Ended September 30, 2011

The following tables set forth the revenue for our operating segments, both in dollars and as a percentage of our consolidated revenue as well as operating income for our operating segments along with segment operating margin, during the three months ended September 28, 2012, as compared to the three months ended September 30, 2011.

(Amounts in thousands)	Three Months Ended September 28, 2012		Three Months Ended September 30, 2011
Revenue
LOGCAP	$438,255	42.9%	$383,289	37.9%
Aviation	348,560	34.1%	283,310	28.0%
Training & Intelligence Solutions	124,989	12.2%	156,603	15.5%
Global Logistics & Development Solutions	66,199	6.5%	81,081	8.0%
Security Services	30,058	2.9%	18,154	1.8%
GLS	13,672	1.3%	89,524	8.8%

Total segments	1,021,733	100.0%	1,011,961	100.0%
GLS deconsolidation(1)	(13,672)		(89,524)
Headquarters/eliminations(2)	2,253		12,956

Consolidated revenue	$1,010,314		$935,393

Operating income (loss)
LOGCAP	$17,997	4.1%	$10,187	2.7%
Aviation	30,027	8.6%	24,485	8.6%
Training & Intelligence Solutions(3)	(26,187)	(21.0)%	5,624	3.6%
Global Logistics & Development Solutions	6,078	9.2%	4,628	5.7%
Security Services	1,659	5.5%	1,168	6.4%
GLS	813	5.9%	7,740	8.6%

Total segments	30,387	3.0%	53,832	5.3%
GLS deconsolidation(1)	(813)		(7,740)
Headquarters/eliminations(4)	(19,664)		(88,696)

Consolidated operating income (loss)	$9,910		$(42,604)

(1)	The Company deconsolidated GLS effective July 7, 2010.
(2)	Headquarters revenue primarily represents revenue earned on shared service arrangements for general and administrative services provided to unconsolidated joint ventures at zero profit.
(3)	During the three months ended September 28, 2012, we recognized an impairment charge on our goodwill associated with one of the reporting units within the TIS reporting segment as a result of our assessment of a triggering event in the quarter. See Note 3 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion.
(4)	The Headquarters portion of operating income primarily relates to amortization of intangible assets and other costs that are not allocated to segments and are not billable to our U.S. government customers, partially offset by equity method investee income. During the three months ended September 30, 2011, we recognized an impairment on our equity method investment in GLS. See Note 10 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion.

LOGCAP

Revenue of $438.3 million increased $55.0 million, or 14.3%, during the three months ended September 28, 2012 compared to the three months ended September 30, 2011 primarily as a result of an increase in the volume of work under the Afghanistan Area of Responsibility (“AOR”) partially offset by manning reductions under the Kuwait AOR resulting from the troop drawdown in Iraq as Operation Iraqi Freedom (“OIF”) winds down. LOGCAP is comprised of task orders that are primarily cost-reimbursable and provide for payment of allowable incurred costs, to the extent prescribed in the contract, plus a fixed base fee and an award fee. As discussed in Note 14 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, our award fee estimate increased by $10.4 million during the three months ended September 28, 2012, as we received an award fee determination letter on our Afghanistan task order that was higher than our previous estimate used during the award fee period. Although we believe our award fees will continue to be strong in the future, we anticipate the volume of work in Afghanistan will begin to decline during calendar year 2013.

Operating income of $18.0 million increased $7.8 million, or 76.7%, for the three months ended September 28, 2012 compared to operating income of $10.2 million for the three months ended September 30, 2011 primarily as a result of the changes in volume and award fee discussed above. Operating income as a percentage of revenue increased to 4.1% for the three months ended September 28, 2012 compared to 2.7% for three months ended September 30, 2011 primarily as a result of higher award fee scores.

Aviation

Revenue of $348.6 million increased $65.3 million, or 23.0%, during the three months ended September 28, 2012 compared to the three months ended September 30, 2011. The change was primarily the result of an increase in demand for intra-theater transportation services in Iraq and Afghanistan, construction services in Iraq under the INL Air Wing program and increased demand for flight hours under the Counter Narcoterrorism Technology Program Officer (“CNTPO”) contract. Additionally, operations under new CFT task orders, including the Robins Air Force Base and 160th Special Operations Aviation Regiment - Airborne (“SOAR-A”) task orders, and new contracts, including the T6 Contractor Operated and Maintained Base Supply (“COMBS”), NASA Aircraft Maintenance Operational Support (“AMOS”) and G222 contracts, also drove the increase in revenue for the three months ended September 28, 2012.

Operating income of $30.0 million increased $5.5 million, or 22.6%, during the three months ended September 28, 2012 compared to the three months ended September 30, 2011 as a result of the increased demand discussed above with margin expansion on CNTPO and CFT contributing to the increase. Operating income as a percentage of revenue remained flat at 8.6% for the three months ended September 28, 2012 and September 30, 2011.

Training and Intelligence Solutions

Revenue of $125.0 million decreased $31.6 million, or 20.2%, during the three months ended September 28, 2012 compared to the three months ended September 30, 2011 primarily as a result of the ramp-down of operations under the CivPol program in Iraq and the loss of revenue from the Multi-National Security Transition Command—Iraq (“MNSTC-I”) program, which concluded during calendar year 2011 and did not contribute to operations in the current period. These declines were partially offset by increased volume under CivPol Afghanistan and Palestine as well as under our AMDP program. As a result of the decline in revenue and the forecasted outlook for the training and mentoring reporting unit within this segment, we recorded a goodwill impairment charge during the three months ended September 28, 2012 of $30.9 million. See Note 3 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion.

An operating loss of $26.2 million was recognized during the three months ended September 28, 2012 as a result of the goodwill impairment recorded for the Training and Mentoring reporting unit. See Note 3 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion. Operationally, operating income was impacted by the reduction in revenue discussed above and the overall contract mix containing comparatively more contracts operating at lower margins.

Global Logistics & Development Solutions

Revenue of $66.2 million decreased $14.9 million, or 18.4%, during the three months ended September 28, 2012 compared to the three months ended September 30, 2011 primarily as a result of the completion of certain task orders under the Air Force Contract Augmentation Program (“AFCAP”) contract as well as the completion of the Weapons Removal and Abatement (“WRA”) and Sudan development contracts. The decrease in revenue was partially offset by operations under the Egyptian Personnel Support Services (“EPSS”) contract, which began during calendar year 2012, and the revenue growth under the Oshkosh Defense, War Reserve Materiel (“WRM”) and Philippines Operational Support programs.

Operating income of $6.1 million increased $1.5 million, or 31.3%, during the three months ended September 28, 2012 compared to the three months ended September 30, 2011 primarily as a result of margin improvements on the Oshkosh Defense contract driven by one-time start up costs related to deploying personnel in the prior year that did not occur in the current period and on the Philippines Operational Support program resulting from higher award fee scores during the current period relative to the comparable period in the prior year partially offset by the changes in volume discussed above. These margin changes drove the increase in operating income as a percentage of revenue to 9.2% for the three months ended September 28, 2012 from 5.7% for the three months ended September 30, 2011.

Security Services

Revenue of $30.1 million increased $11.9 million, or 65.6%, during the three months ended September 28, 2012 compared to the three months ended September 30, 2011 primarily as a result of the replacement of the Worldwide Personal Protection Program (“WPPS”) with the higher volume Worldwide Protective Services (“WPS”) program during the three months ended September 30, 2011 as well as the addition of the Chemonics and Bondsteel contracts, which became operational during the first quarter of calendar year 2012.

As a result of performance challenges, such as fill rates, transition costs and customer process impediments on the WPS and Bondsteel contracts, these contracts were identified as loss contracts during the first quarter of calendar year 2012. However, during the three months ended September 28, 2012, we reached a final resolution with our customer minimizing future losses on the WPS contract and we completed the transition period and do not anticipate material incremental losses on the Bondsteel contract. Additionally, during the three months ended September 28, 2012, the WPS contract was awarded an additional option year which resulted in a positive change in estimate. These changes resulted in the recognition of operating income of $1.7 million during the three months ended September 28, 2012.

GLS

Revenue of $13.7 million decreased $75.9 million, or 84.7%, during the three months ended September 28, 2012 compared to the three months ended September 30, 2011 primarily as a result of the reduction in deployed linguists under the INSCOM contract in support of U.S. troop levels in Iraq as the war came to an end in December 2011. GLS’ task orders under the INSCOM contract end in December 2012.

Operating income of $0.8 million decreased $6.9 million, or 89.5%, during the three months ended September 28, 2012 compared to the three months ended September 30, 2011 primarily as a result of the reduction in volume under the INSCOM contract as discussed above. We do not anticipate any further work under the INSCOM contract after the completion of these task orders.

Results by Segment – Nine Months Ended September 28, 2012 Compared to Nine Months Ended September 30, 2011

The following tables set forth the revenue for our operating segments, both in dollars and as a percentage of our consolidated revenue as well as operating income for our operating segments along with segment operating margin, during the nine months ended September 28, 2012, as compared to the nine months ended September 30, 2011.

(Amounts in thousands)	Nine Months Ended September 28, 2012		Nine Months Ended September 30, 2011
Revenue
LOGCAP	$1,333,770	43.6%	$1,165,065	38.4%
Aviation	968,206	31.7%	813,744	26.8%
Training & Intelligence Solutions	413,924	13.5%	471,420	15.5%
Global Logistics & Development Solutions	216,034	7.1%	226,470	7.5%
Security Services	81,358	2.7%	45,494	1.5%
GLS	43,424	1.4%	314,675	10.3%

Total segments	3,056,716	100.0%	3,036,868	100.0%
GLS deconsolidation(1)	(43,424)		(314,675)
Headquarters/eliminations(2)	5,177		16,248

Consolidated revenue	$3,018,469		$2,738,441

Operating income
LOGCAP	$44,939	3.4%	$31,581	2.7%
Aviation	80,714	8.3%	54,515	6.7%
Training & Intelligence Solutions(3)	(17,054)	(4.1)%	26,326	5.6%
Global Logistics & Development Solutions	18,348	8.5%	11,033	4.9%
Security Services	(6,501)	(8.0)%	3,338	7.3%
GLS	2,864	6.6%	23,208	7.4%

Total segments	123,310	4.0%	150,001	4.9%
GLS deconsolidation(1)	(2,864)		(23,208)
Headquarters/eliminations(4)	(43,553)		(108,815)

Consolidated operating income	$76,893		$17,978

(1)	The Company deconsolidated GLS effective July 7, 2010.
(2)	Headquarters revenue primarily represents revenue earned on shared service arrangements for general and administrative services provided to unconsolidated joint ventures at zero profit.
(3)	During the nine months ended September 28, 2012, we recognized an impairment charge on our goodwill associated with one of the reporting units within the TIS reporting segment as a result of our assessment of a triggering event in the quarter. See Note 3 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion.
(4)	The Headquarters portion of operating income primarily relates to amortization of intangible assets and other costs that are not allocated to segments and are not billable to our U.S. government customers, partially offset by equity method investee income. During the nine months ended September 30, 2011, we recognized an impairment on our equity method investment in GLS. See Note 10 in the Delta Tucker Holdings, Inc. financial statements for further discussion.

LOGCAP

Revenue of $1,333.8 million increased $168.7 million, or 14.5%, during the nine months ended September 28, 2012 compared to the nine months ended September 30, 2011 primarily as a result of an increase in the volume of work under the Afghanistan AOR partially offset by manning reductions under the Kuwait AOR resulting from the troop drawdown in Iraq as OIF winds down. Additionally, revenue related to award fees was estimated and accrued at a higher rate during the nine months ended September 28, 2012 than during the comparable period in the prior year, which also contributed to the overall increase in revenue. As discussed in Note 14 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, our award fee estimate increased during the nine months ended September 28, 2012, as we received an award fee determination letter on our Afghanistan task order that was higher than our previous estimate used during the award fee period. Although we believe our award fees will continue to be strong in the future, we anticipate the volume of work in Afghanistan will begin to decline during calendar year 2013.

Operating income of $44.9 million increased $13.4 million, or 42.3%, for the nine months ended September 28, 2012 compared to operating income of $31.6 million for the nine months ended September 30, 2011 primarily as a result of the changes in volume and award fee discussed above. As a percentage of revenue, operating income increased 3.4% for the nine months ended September 28, 2012 compared to 2.7% for nine months ended September 30, 2011 as a result of higher award fee scores.

Aviation

Revenue of $968.2 million increased $154.5 million, or 19.0%, during the nine months ended September 28, 2012 compared to the nine months ended September 30, 2011 primarily as a result of an increase in demand for intra-theater transportation services in Iraq and Afghanistan, construction services in Iraq under the INL Air Wing program and increased demand for flight hours under the CNTPO contract. Operations under new CFT task orders, including the Robins Air Force Base, TASM-E and 160th SOAR-A task orders, and new contracts, including the T6 COMBS, NASA AMOS and G222 contracts, all of which began operations during calendar year 2012, also drove the increase in revenue for the nine months ended September 28, 2012. These increases were partially offset by the loss of the LCCS programs which effectively ended during the first quarter of 2011.

Operating income of $80.7 million increased $26.2 million, or 48.1%, during the nine months ended September 28, 2012 compared to the nine months ended September 30, 2011 primarily as a result of the increase in demand for our services discussed above, higher profitability on the CNTPO program and better margins on our new contracts and task orders as compared to our historical contract mix. Additionally, certain non-recurring charges in the prior year related to program specific severance costs and a write-down of inventory on the LCCS program contributed to the increase in operating income. These changes also drove the improvement in operating income as a percentage of revenue to 8.3% for the nine months ended September 28, 2012 compared to 6.7% for the nine months ended September 30, 2011.

Training and Intelligence Solutions

Revenue of $413.9 million decreased $57.5 million, or 12.2%, during the nine months ended September 28, 2012 compared to the nine months ended September 30, 2011 primarily as a result of the ramp-down of operations under the CivPol program in Iraq and Afghanistan as well as the completion of the MNSTC-I and the Advanced Military Source Operations Course (“AMSOC”) contracts. These decreases were partially offset by revenue growth on the AMDP program which became fully operational in the third quarter of 2011. This program substantially replaced the CivPol Afghanistan program from the prior year. As a result of the decline in revenue during the nine months ended September 28, 2012 and the forecasted outlook for the TM reporting unit within this segment, we recorded a goodwill impairment charge during the nine months ended September 28, 2012 of $30.9 million. See Note 3 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion.

An operating loss of $17.1 million was recognized during the nine months ended September 28, 2012 as a result of the impairment recorded for the Training and Mentoring reporting unit. See Note 3 to our audited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion. Operationally, operating income was impacted by the reduction in revenue discussed above and the overall contract mix containing comparatively more contracts operating at lower margins.

Global Logistics & Development Solutions

Revenue of $216.0 million decreased $10.4 million, or 4.6%, during the nine months ended September 28, 2012 compared to the nine months ended September 30, 2011 primarily as a result of the completion of certain task orders by our subsidiary Casals & Associates, Inc. and under the AFCAP as well as the completion of WRA and Sudan development contracts. These decreases in volume were partially offset by operations under the EPSS contract, which began during calendar year 2012, as well as revenue growth on the Philippines Operations Support and WRM programs and on operations under certain AFRICAP task orders in Djibouti, the Democratic Republic of Congo and Somalia.

Operating income of $18.3 million increased $7.3 million, or 66.3%, during the nine months ended September 28, 2012 compared to the nine months ended September 30, 2011 primarily as a result of operations under the EPSS program which began during calendar year 2012 and operates at margins in excess of the overall contract mix in the prior year as well as an increase in award fee revenue recognized on the Philippines Operations Support program. One-time start-up costs associated with deploying personnel on the Oshkosh Defense contract as well as contract losses recognized on the AFCAP program during the nine months ended September 30, 2011 also drove the increase in operating income during the nine months ended September 28, 2012. These increases also drove the increase in operating income as a percentage of revenue to 8.5% for the nine months ended September 28, 2012 from 4.9% for the nine months ended September 30, 2011.

Security Services

Revenue of $81.4 million increased $35.9 million, or 78.8%, during the nine months ended September 28, 2012 compared to the nine months ended September 30, 2011 primarily as a result of the replacement of WPPS with the higher volume WPS program during calendar year 2011 and the addition of the Chemonics and Bondsteel contracts, which began operations during the first quarter of 2012.

An operating loss of $6.5 million was recognized for the nine months ended September 28, 2012 as a result of performance challenges, such as fill rates, transition costs and customer process impediments on the WPS and Bondsteel contracts, which were identified as loss contracts during the first quarter of calendar year 2012. During the third quarter we reached a final resolution with our customer which we believe will minimizes future losses on the WPS contract. During the third quarter we were also awarded an additional option year on WPS which resulted in a positive change in estimate. We also completed the transition period and do not anticipate material incremental losses on the Bondsteel contract.

GLS

The level of deployed linguists under the INSCOM contract in support of U.S. troop levels in Iraq has decreased due to the war ending in December 2011. As a result, revenue decreased $271.3 million, or 86.2%, to $43.4 million during the nine months ended September 28, 2012 compared to $314.7 million for the nine months ended September 30, 2011 and operating income decreased $20.3 million, or 87.7%, to $2.9 million for the nine months ended September 28, 2012 compared to $23.2 million for the nine months ended September 30, 2011. GLS’ task orders under the INSCOM contract end in December 2012. We do not anticipate any further work under the INSCOM contract after the completion of these task orders.

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

Management believes Days Sales Outstanding (“DSO”) is an appropriate way to measure our billing and collections effectiveness. DSO measures the efficiency in collecting our receivables as of the period end date and is calculated based on average daily revenue for the most recent quarter and accounts receivable, net of customer advances, as of the balance sheet date. DSO as of September 28, 2012 was 67 days as compared to 69 days as of December 30, 2011.

We expect our cash position for the remainder of calendar year 2012 to remain strong as we continue to focus on working capital management and growth in our business. We expect cash to continue to be impacted by interest payments on the Senior Credit Facility and the senior unsecured notes (“Senior Unsecured Notes”). Interest payments are expected to be lower during calendar year 2012 as a result of the $151.3 million principal payments made during the year ended December 30, 2011 and principal payments of $60.0 million made during the nine months ended September 28, 2012.

We do not expect to make any federal income tax payments for calendar year 2012 as we continue to utilize our net operating losses (“NOLs”) and foreign tax credit carryovers. However, we anticipate our NOLs and foreign tax credits will be exhausted during calendar year 2013.

Cash Flow Analysis

	Nine Months Ended
(Amounts in thousands)	September 28, 2012	September 30, 2011
Net cash provided by operating activities	$65,248	$64,364
Net cash (used in) provided by investing activities	(9,983)	5,004
Net cash used in financing activities	(38,079)	(36,447)

Cash Flows

Cash provided by operating activities during the nine months ended September 28, 2012 was $65.2 million as compared to cash provided by operating activities of $64.4 million during the nine months ended September 30, 2011. Cash provided by operations for the nine months ended September 28, 2012 was primarily the result of the improvement in working capital coupled with the release of restricted cash in the prior year. Cash provided by operating activities during the nine months ended September 30, 2011 was primarily due to $48.0 million in income tax refunds received in the first quarter of calendar year 2011, primarily related to the approved Change in Accounting Methodology (“CIAM”) with the Internal Revenue Service (“IRS”).

Cash used in investing activities during the nine months ended September 28, 2012 was $10.0 million as compared to cash provided by investing activities during the nine months ended September 30, 2011 of $5.0 million. Cash used in investing activities during the nine months ended September 28, 2012 was primarily the result of the acquisition of Heliworks, Inc. and investments in fixed assets partially offset by the return of capital from our Partnership for Temporary Housing (“PaTH”) joint venture. Cash provided by investing activities during the nine months ended September 30, 2011 was primarily due to a $7.7 million and a $1.5 million return of capital from the GLS and CRS joint ventures, respectively, partially offset by fixed asset and software purchases.

Cash used in financing activities during the nine months ended September 28, 2012 was $38.1 million compared to $36.4 million of cash used in financing activities during the nine months ended September 30, 2011. Cash used in financing activities during the nine months ended September 28, 2012 was primarily the result of $60.0 million in prepayments on our Term Loan partially offset by borrowings related to financed insurance. Cash used in financing activities during the nine months ended September 30, 2011 was primarily comprised of a $48.6 million prepayment on our Term Loan in addition to our quarterly principal payment partially offset by borrowings related to financed insurance.

Financing

As of September 28, 2012, our debt was comprised of (i) $357.3 million of a Term Loan principal associated with our Senior Credit Facility, (ii) $455.0 million of Senior Unsecured Notes and (iii) $0.6 million of senior subordinated notes. We also had Revolver borrowings during the nine months ended September 28, 2012 with the maximum amount borrowed of $90.0 million. These borrowings were for working capital requirements resulting primarily from the timing of customer collections, vendor disbursements and to provide short term liquidity as we continued work on closing the financial statements for 2011 and completed the filing of our 2011 Annual Report. As of September 28, 2012, we had no outstanding revolver borrowings. As of September 28, 2012 and December 30, 2011, the additional available borrowing capacity under the Senior Credit Facility was approximately $111.2 million and $109.6 million, respectively, which gives effect to $38.8 million and $40.4 million, respectively, in letters of credit.

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

In addition to the Senior Credit Facility and Senior Unsecured Notes, $0.6 million of our pre-merger 9.5% senior subordinated notes remain outstanding as of September 28, 2012 and are due on February 15, 2013.

The weighted-average interest rate as of September 28, 2012 for our debt was 8.6%, excluding the impact of deferred financing fees. There were no interest rate hedges in place during the three months ended September 28, 2012.

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

In addition, the Senior Credit Facility stipulates a maximum total leverage ratio, as defined in the Senior Credit Facility, and minimum interest coverage ratio, as defined in the Senior Credit Facility, that we must maintain. As of September 28, 2012, we were in compliance with our financial covenants.

The total leverage ratio is the Consolidated Total Debt, as defined in the Senior Credit Facility, less unrestricted cash and cash equivalents (up to $50 million) to Consolidated Earnings Before Interest Taxes Depreciation and Amortization (“Consolidated EBITDA”), as defined in the Senior Credit Facility, for the applicable period. Our total leverage ratio could not be greater than 5.5 to 1.0 for the period of April 3, 2011 to June 29, 2012. After June 29, 2012, the maximum total leverage ratio diminishes either quarterly or semi-annually. The maximum leverage ratio for the third quarter 2012 was 5.25 to 1.0 and decreases to 5.0 to 1.0 beginning the fourth quarter of 2012 and will remain at this level through June 28, 2013.

The interest coverage ratio is the ratio of Consolidated EBITDA to Consolidated Interest Expense, as defined in the Senior Credit Facility. The interest coverage ratio must not be less than 1.7 to 1.0 for the period of April 3, 2011 to June 29, 2012. The minimum interest ratio increases either quarterly or semi-annually beginning June 29, 2012. The minimum interest coverage ratio for the third quarter 2012 was 1.85 to 1.0 and will remain at this level through December 28, 2012.

In the event we fail to comply with the covenants specified in the Senior Credit Facility and the Indenture governing our Senior Unsecured Notes, we may be in default. As of September 28, 2012 and December 30, 2011, the Company was in compliance with all of its debt agreements.

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

Management believes these non-GAAP financial measures are useful in evaluating operating performance and are regularly used by security analysts, institutional investors and other interested parties in reviewing the Company. Non-GAAP financial measures are not intended to be a substitute for any GAAP financial measure and, as calculated, may not be comparable to other similarly titled measures of the performance of other companies. When evaluating EBITDA and Adjusted EBITDA, investors should consider, among other factors, (i) increasing or decreasing trends in EBITDA and Adjusted EBITDA, (ii) whether EBITDA and Adjusted EBITDA have remained at positive levels historically, and (iii) how EBITDA and Adjusted EBITDA compare to our debt outstanding. The non-GAAP measures of EBITDA and Adjusted EBITDA do have certain limitations. They do not include interest expense, which is a necessary and ongoing part of our cost structure resulting from the incurrence of debt. EBITDA and Adjusted EBITDA also exclude tax, depreciation and amortization expenses. Because these are material and recurring items, any measure, including EBITDA and Adjusted EBITDA, which excludes them has a material limitation. To mitigate these limitations, we have policies and procedures in place to identify expenses that qualify as interest, taxes, loss on debt extinguishments and depreciation and amortization and to approve and segregate these expenses from other expenses to ensure that EBITDA and Adjusted EBITDA are consistently reflected from period to period. Our calculation of EBITDA and Adjusted EBITDA may vary from that of other companies. Therefore, our EBITDA and Adjusted EBITDA presented may not be comparable to similarly titled measures of other companies. EBITDA and Adjusted EBITDA do not give effect to the cash we must use to service our debt or pay income taxes and thus does not reflect the funds generated from operations or actually available for capital investments.

The following table provides a reconciliation of net income attributable to Delta Tucker Holdings, Inc. and EBITDA and Adjusted EBITDA for the periods included below:

Delta Tucker Holdings, Inc.

Unaudited Adjusted EBITDA

	Delta Tucker Holdings, Inc.
	Three Months Ended		Nine Months Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
(Amounts in thousands)	(unaudited)
Net loss attributable to Delta Tucker Holdings, Inc.	$(15,794)	$(41,628)	$(1,228)	$(33,394)
Provision (benefit) for income taxes	1,393	(23,878)	11,744	(17,787)
Interest expense, net of interest income	21,990	22,807	65,344	69,369
Depreciation and amortization(1)	12,745	12,689	38,785	39,486

EBITDA	$20,334	$(30,010)	$114,645	$57,674
Non-recurring or unusual gains or losses or income or expenses and non-cash impairments (2)	31,920	79,955	33,681	85,092
Changes due to fluctuation in foreign exchange rates	22	(165)	(77)	(15)
Earnings from affiliates not received in cash	138	32	(969)	288
Employee non-cash compensation, severance, and retention expense	165	646	1,475	8,705
Management fees (3)	419	227	864	1,398
Acquisition accounting and Merger-related items (4)	(1,262)	(881)	(4,571)	(3,893)
Other	9	2,038	(83)	2,031

Adjusted EBITDA (5)	$51,745	$51,842	$144,965	$151,280

(1)	Amount includes certain depreciation and amortization amounts which are classified as Cost of services in our Unaudited Condensed Consolidated Statements of Operations.
(2)	Includes the impairment of goodwill of the TM reporting unit and the impairment of our investment in the GLS joint venture, as well as certain unusual income and expense items, as defined in the Indenture and Senior Credit Facility.
(3)	Amount includes management fees paid to Cerberus Operations and Advisory Company.
(4)	Includes the amortization of intangibles arising pursuant to ASC 805 - Business Combination.
(5)	Under our debt agreement, we are permitted to include in Adjusted EBITDA the amount of cost savings, operating expense reductions and synergies projected as a result of specified actions taken or with respect to which substantial steps have been taken during the period. Since the period in the debt agreements refers to the last twelve months, we have elected for presentation purposes in the Quarterly Report not to include the amount of this specific adjustment in the calculation of Adjusted EBITDA for the periods presented.

Off Balance Sheet Arrangements

As of September 28, 2012, we did not have any material off-balance sheet arrangements as defined under SEC rules.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There has been no significant change in our exposure to market risk during the three months ended September 28, 2012. For discussion of our exposure to market risk, refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk contained in the Company’s 2011 Annual Report.

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

Congress enacted the Budget Control Act of 2011 (“the Act”) in August 2012. In addition to setting topline budget authority for fiscal years 2012-2021, the Act also triggered an automatic sequestration process that becomes effective January 3, 2013, unless modified by the enactment of new law. The sequestration process imposes additional cuts to the currently proposed U.S. defense budgets for each fiscal year beginning with fiscal year 2013. Both Congress and the Administration have suggested sequestration is bad policy that would significantly harm our national security and have both pledged to eliminate the threat of the automatic cuts. However, no solution has yet been identified. Budgets are therefore uncertain for the future with these looming cuts to military spending, until an agreed upon solution, if any, is enacted.

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

If the U.S. Government, due to budgetary considerations, changes their mission with the troops in Afghanistan, reduces the DoD Operations and Maintenance budget or reduces funding for DoS initiatives in which we participate, our business, financial condition and results of operations could be adversely affected. Although we believe that our current sources of liquidity will enable us to continue to perform under our existing contracts and further grow our business, we cannot ensure that will be the case. A longer term credit crisis could adversely affect our ability to obtain additional liquidity or refinance existing indebtedness on acceptable terms or at all, which could adversely affect our business, financial condition and results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for additional discussion regarding liquidity.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, the Quarterly Report on Form 10-Q.

Exhibit No.	Description

31.1*	Certification of the Chief Executive Officer of Delta Tucker Holdings, Inc. pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer of Delta Tucker Holdings, Inc. pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Press Release issued by the Company to announce the election of James E. Geisler to the Board of Directors pursuant to Section 3.3 of the Company’s bylaws (incorporated by reference to Exhibit 99.1 to DynCorp International Inc’s Current Report on Form 8-K filed with the SEC on September 24, 2012).

101.INS XBRL**	Instance document

101.SCH XBRL**	Taxonomy Extension Schema

101.CAL XBRL**	Taxonomy Extension Calculation Linkbase

101.DEF XBRL**	Taxonomy Extension Definition Linkbase

101.LAB XBRL**	Taxonomy Extension Labels Linkbase

101.PRE XBRL**	Taxonomy Extension Presentation Linkbase

*	Filed herewith
**	Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these data files are deemed not filed and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2012	DELTA TUCKER HOLDINGS, INC.

/s/ William T. Kansky
William T. Kansky
Senior Vice President and Chief Financial Officer