Form 10-K
period 2012-12-31
Delta Tucker Holdings, Inc.
filed 2013-03-27
CIK 1514226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

As of March 27, 2013 the registrant had 100 shares of its common stock outstanding.

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

•

policy and/or spending changes implemented by the Obama Administration, any subsequent administration or Congress, including extending the Continuing Resolution (“CR”) that the U.S. Department of Defense (“DoD”) is currently working under;

•	termination or modification of key United States (“U.S.”) government or commercial contracts, including subcontracts;

•

changes in the demand for services that we provide or work awarded under our contracts, including without limitation, the Afghanistan Ministry of Defense Program (“AMDP”), International Narcotics and Law (“INL”) Enforcement, Worldwide Protective Services (“WPS”), Contract Field Teams (“CFT”), and Logistics Civil Augmentation Program IV (“LOGCAP IV”) contracts;

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

•

the inherent difficulties of estimating future contract revenue and changes in anticipated revenue from indefinite delivery, indefinite quantity (“IDIQ”) contracts; the timing or magnitude of any award fees granted under our government contracts, including, but not limited to;

•	changes in expected percentages of future revenue represented by fixed-price and time-and-materials contracts, including increased competition with respect to task orders subject to such contracts;

•	termination or modification of key subcontractor performance or delivery; and

•	statements covering our business strategy, those described in “Item 1A. Risk Factors” of this Annual Report on Form 10-K and other risks detailed from time to time in our reports filed with the SEC.

Accordingly, such forward-looking statements do not purport to be predictions of future events or circumstances and therefore, there can be no assurance that any forward-looking statements contained herein will prove to be accurate. We assume no obligation to update the forward-looking statements.

Fiscal Year

On January 24, 2013, the Board of Directors of Delta Tucker Holdings, Inc. and its consolidated subsidiaries (the “Company”), approved a change of the Company’s fiscal year end from a 52-53 week basis ending on the Friday closest to December 31 to a basis where each quarterly period ends on the last Friday of the calendar quarter, except for the fourth quarter of the fiscal year, which ends on December 31. This change was made to improve the comparability in our fiscal years and to better align our year-end close and contract administration, including billing and cash collection activities, with our primary customer, the U.S. federal government. The change in our fiscal year-end resulted in three additional days from the original fiscal year-end date and net cash collections of approximately $66.2 million. The financial statement impact for the additional days are included in this Annual Report on Form 10-K.

This Annual Report on Form 10-K reflects the consolidated financial results of the Company for the years ended December 31, 2012 and December 30, 2011 and for the period from April 1, 2010 (inception) through December 31, 2010 (“Inception Year”). We refer to the Inception Year period as “calendar year 2010” throughout this Annual Report on Form 10-K. Delta Tucker Holdings, Inc. was formed for the purpose of acquiring DynCorp International Inc. (“DynCorp International”) and had immaterial assets and virtually no operations, except for costs associated with acquiring DynCorp International, prior to the merger on July 7, 2010. Included in this Annual Report on Form 10-K are our audited consolidated statements of operations and the related statements of equity and cash flows for the years ended December 31, 2012 and December 30, 2011 and for the period from April 1, 2010 (inception) through December 31, 2010. The audited consolidated balance sheets are included for the periods as of December 31, 2012 and December 30, 2011.

Also included in this Annual Report on Form 10-K are the consolidated financial statements for DynCorp International for the periods prior to the merger on July 7, 2010. These financial statements are included in order to provide a historical financial perspective. DynCorp International’s historical fiscal year presentation was comprised of twelve consecutive fiscal months ended on the Friday closest to March 31 of each year. DynCorp International’s last completed fiscal year, prior to the merger on July 7, 2010, ended on April 2, 2010 (“fiscal year 2010”). The three month period ended July 2, 2010, which is the last quarter completed prior to the merger on July 7, 2010, is referred to as the “fiscal quarter ended July 2, 2010”. DynCorp International changed its fiscal year-end at the time of the merger to coincide with that of Delta Tucker Holdings, Inc. For clarity, we refer to these fiscal periods of DynCorp International that ended prior to the merger as those of the “Predecessor.”

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

The Company has restated its previously issued consolidated financial statements as of and for the year ended December 30, 2011 and as of and for the period from April 1, 2010 (inception) through December 31, 2010. See Note 16 to the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion.

Overview

We are a leading provider of specialized, mission-critical professional and support services outsourced by the U.S. military, non-military U.S. governmental agencies and foreign governments. Our specific global expertise is in law enforcement training and support, base and logistics operations, intelligence training, rule of law development, construction management, international development, ground vehicle support, counter-narcotics aviation, platform services and operations and linguist services. We also provide logistics support for all our services. Through our predecessor companies, we have provided essential services to numerous U.S. government departments and agencies since 1951.

Our customers include the U.S. Department of Defense (“DoD”), the U.S. Department of State (“DoS”), the U.S. Agency for International Development (“USAID”), foreign governments, commercial customers and certain other U.S. federal, state and local government departments and agencies. Revenue from the U.S. government accounted for approximately 97%, 97% and 98% of total revenue for the years ended December 31, 2012 and December 30, 2011 and for the period from April 1, 2010 (inception) through December 31, 2010, respectively. Our contracts’ revenue and percentage of total revenue from the U.S. government fluctuates from year to year. These fluctuations can be due to contract length or contract structure, such as with Indefinite Delivery Indefinite Quantity (“IDIQ”) type contracts. IDIQ type contracts are often awarded to multiple contractors and provide the opportunity for awarded contractors to bid on task orders issued under the contract.

Contract Types

Our contracts typically have a term of three to ten years consisting of a base period of one year with multiple one-year options. Our contracts typically are awarded for an estimated dollar value based on the forecast of the work to be performed under the contract over its maximum life. In addition, we have historically received additional revenue through increases in program scope beyond that of the original contract. These contract modifications typically consist of “over and above” requests derived from changes in customer requirements. The U.S. government is not obligated to exercise options under a contract after the base period. At the time of completion of the contract term of a U.S. government contract, the contract is re-competed to the extent the service is still required.

Our contracts with the U.S. government or the government’s prime contractor (to the extent that we are a subcontractor) generally contain standard, unilateral provisions under which the customer may terminate for convenience or default. U.S. government contracts generally also contain provisions that allow the U.S. government to unilaterally suspend us from obtaining new contracts and reduce the value of existing contract spend, pending the resolution of alleged violations of laws or regulations.

Most of our contracts are to provide services, rather than products, to our customers, resulting in the majority of costs being labor related. For this reason, we flexibly staff for each contract. If we lose a contract, we terminate or reassign the employees associated with the contract, hence cutting direct cost and overhead. Generally, elimination of employees would not generate significant separation costs other than those that would be incurred in the normal course of business and would generally be recoverable under applicable contract terms. Additionally, the indirect costs that are absorbed by any one contract could be absorbed by the remaining contracts without significant long-term impact to our business or competitiveness.

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

A single contract may be performed under one or more of the contracts discussed above. Any of these three types of contracts may be executed under an IDIQ contract, which are often awarded to multiple contractors. An IDIQ contract does not represent a firm order for services. Our CFT and LOGCAP IV programs are two examples of IDIQ contracts. When a customer wishes to order services under an IDIQ contract, the customer issues a task order request for proposal to the contractor awardees. The contract awardees then submit proposals to the customer and task orders are typically awarded under a best-value approach. However, many IDIQ contracts permit the customer to direct work to a particular contractor.

Our historical contract mix by type, as a percentage of revenue, is indicated in the table below.

	Delta Tucker Holdings, Inc.			Predecessor
	For the years ended		For the period from April 1, 2010 (Inception) through December 31, 2010 As Restated (1)	For the fiscal quarter ended
Contract Type	December 31, 2012	December 30, 2011 As Restated (1)		July 2, 2010
Fixed-Price	19%	17%	23%	24%
Time-and-Materials	10%	14%	14%	12%
Cost-Reimbursement	71%	69%	63%	64%

Totals	100%	100%	100%	100%

(1)	The Company has restated its consolidated financial statements for the fiscal year ended December 30, 2011 and for the period from April 1, 2010 (inception) through December 31, 2010. The table above presents the restated amounts for the respective period. Refer Note 16 to the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion.

Cost-reimbursement type contracts typically perform at lower margins than other contract types but carry lower risk of loss. Because the LOGCAP IV contract is predominantly a cost-reimbursable type contract, we anticipate that our revenue from this contract will continue to represent a large portion of our business for the remainder of 2013.

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

Operating and Reportable Segments

In January 2012, our organizational structure was amended. We re-aligned our Business Area Teams (“BATs”) into strategic business “Groups” reporting directly to the President of the Company. Three operating segments, Global Stabilization and Development Solutions (“GSDS”), Global Platform Support Solutions (“GPSS”) and Global Linguist Solutions (“GLS”) were re-aligned into six operating segments which include the Logistics Civil Augmentation Program (“LOGCAP”) Group, Aviation (“Aviation”) Group, Training and Intelligence Solutions (“TIS”) Group, Global Logistics & Development Solutions (“GLDS”) Group, Security Services (“Security”) Group and the GLS Group. Our reportable segments are consistent with our operating segments. Our operating segments provide services domestically and in foreign countries under contracts with the U.S. government and foreign customers. Our six segments operate principally within a regulatory environment subject to governmental contracting and accounting requirements, including Federal Acquisition Regulations (“FAR”), Cost Accounting Standards (“CAS”) and audits by various U.S. federal agencies.

A description of each of our Reportable Segments is discussed further below.

LOGCAP — This segment provides U.S. military operations and maintenance support. The LOGCAP segment operates under a single IDIQ contract. Under LOGCAP, the U.S. Army contracts for us to perform selected services in theater to augment U.S. Army forces and to release military units for other missions or to fill U.S. Army resource shortfalls.

Aviation — This segment provides worldwide maintenance of aircraft fleet and ground vehicles, which includes logistics support on aircraft and aerial firefighting services, weapons systems, and related support equipment to the DoD and other U.S. government agencies and direct contracts with foreign governments. This segment also provides foreign assistance programs to help foreign governments improve their ability to develop and implement national strategies and programs to prevent the production, trafficking and abuse of illicit drugs. The INL Air Wing program and the CFT program are the most significant programs in our Aviation Group. The INL Air Wing program supports governments in multiple Latin American countries and provides support and assistance with interdiction services in Afghanistan. This program also provides intra-theater transportation services for DoS personnel throughout Iraq and Afghanistan. The CFT program deploys highly mobile and quick-response field teams to customer locations globally to supplement a customer’s workforce.

Training & Intelligence Solutions — This segment provides international policing and police training, judicial support, immigration support and base operations to a variety of international and national customers. Under this segment we also provide senior advisors and mentors to foreign governmental agencies to provide leadership, operations and training, intelligence, logistics and security capabilities. This includes the services we provide under key contracts such as the AMDP, Combined Security Transition Command Afghanistan (“CSTC-A”) and Civilian Police (“CivPol”) programs. This segment also provides proprietary training courses, management consulting and discrete mission support services to the intelligence community and national security clients. As part of our proprietary training courses, we offer a highly specialized human intelligence (“HUMINT”) curriculum taught by cleared intelligence professionals to other intelligence, counterintelligence, special operations and law enforcement personnel.

Global Logistics and Development Solutions — This segment supports U.S. foreign policy and international development priorities by assisting in the development of stable and democratic governments, implementing anti-corruption initiatives and aiding the growth of democratic public and civil institutions. This segment also provides base operations support, engineering, supply and logistics, pre-positioned war reserve materials, facilities, marine maintenance services, program management services primarily for ground vehicles and contingency response on a worldwide basis. These services are provided to U.S. government agencies in both domestic and foreign locations, foreign government entities and commercial customers.

Security Services — This segment manages and operates complex security services by providing static security and personal protective details for U.S. and foreign diplomats, senior governmental officials and commercial clients in hostile and austere environments. This segment’s core competencies include protective security details, static guard services, intelligence support and operating tactical operations centers, medical support, and emergency response capabilities.

Global Linguist Solutions — GLS is a joint venture between DynCorp International LLC and AECOM Technology Corporation’s (“AECOM”) National Security Programs unit, in which we have a 51% ownership interest. GLS historically has had no other operations outside of performance on the Intelligence and Security Command (“INSCOM”) contract, which began services in 2008. GLS provides rapid recruitment, deployment and in-theatre management of interpreters and translators for a wide range of foreign languages in support of the U.S. Army, unified commands attached forces, combined forces, and joint elements executing the Operation Iraqi Freedom (“OIF”) mission, and other U.S. government agencies supporting the OIF mission. During the year ended December 30, 2011, GLS was selected as one of six providers to compete for task orders on the $9.7 billion Defense Language Interpretation Translation Enterprise (“DLITE”) contract and in January 2013, the U.S. INSCOM selected GLS to manage the U.S. Army Central Command (“CENTCOM”) task order under the DLITE contract. The CENTCOM task order has one base year with three one year options and a total potential value of $88.4 million. See Note 13 to the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion on GLS.

Key Contracts

Worldwide Protective Services (“WPS”): The WPS contract is a part of our Security segment. Under this program, we provide personal protective, static guard and emergency response team security services anywhere in the world for the DoS. Our current task provides security, logistical and support services for the DoS in Irbil and the northern provinces of Iraq. The majority of the services provided under this contract are under fixed-price arrangements.

Logistics Civil Augmentation Program IV (“LOGCAP IV”): The LOGCAP IV contract was awarded to us in 2008 and is a part of our LOGCAP segment. We were selected as one of the three prime contractors to provide logistics support under the LOGCAP IV contract. LOGCAP IV is the U.S. Army component of the DoD’s initiative to award contracts to U.S. companies with a broad range of logistics capabilities to support U.S. and allied forces during combat, peacekeeping, humanitarian and training operations. This IDIQ contract has a term of up to ten years. Previous task orders under this contract were predominantly cost-reimbursable plus an award fee. In December 2012, customer negotiations resulted in the elimination of award fee amounts beginning with option year two throughout the remaining contract periods. The agreement reached with the customer was to replace the eliminated award fee, with a base fee amount to include revenue equal to costs plus a fixed fee on all option year two costs and remaining contract periods. As such, our current task orders are primarily cost-reimbursable-plus-fixed-fee.

International Narcotics Law Enforcement Air Wing (“INL”): The INL Air Wing program is a part of our Aviation segment. In May 2005, the DoS awarded us a contract in support of the INL program to aid in the eradication of illegal drug operations. This contract expires in October 2014. Also, this program provides intra-theater transportation services for DoS personnel throughout Iraq and Afghanistan. The services provided under this contract are fixed-price and cost-reimbursable type services.

Afghanistan Ministry of Defense Program (“AMDP”): The AMDP program is a part of the TIS segment and was awarded to us by the DoD in December 2010. The program was established with the goal of assisting the government of the Islamic Republic of Afghanistan to build, develop and sustain an effective and professional law enforcement organization. Within this two year contract, we will train and mentor the Afghans to manage all aspects of their police training. This program is structured under a cost-reimbursable-plus-fixed-fee type arrangement.

Contract Field Teams (“CFT”): The CFT program is a part of our Aviation segment. This program deploys highly mobile, quick-response field teams to customer locations to supplement a customer’s workforce. The services we provide under the CFT program generally include mission support to aircraft and weapons systems and depot-level repair. The principal customer for our CFT program is the DoD. The majority of our current delivery orders are time-and-materials, but we also have cost-reimbursement and fixed-priced services.

Naval Test Wing Patuxent River MD (“Pax River”): The Pax River contract is a part of our Aviation segment. We were awarded this contract in August 2011, to provide organization level maintenance and logistic support on all aircraft and support equipment for which the Naval Test Wing Atlantic has maintenance responsibility. Labor and services will be provided to perform safety studies, off-site aircraft safety and spill containment patrols and aircraft recovery services. The cost-plus-fixed-fee contract has a base year plus four one year option periods.

War Reserve Materiel (“WRM”): The War Reserve Materiel contract is a part of our GLDS segment. Through this program, we manage the U.S. Air Force Southwest Asia War Reserve Materiel Pre-positioning program, which includes operations in Oman, Bahrain, Qatar, Kuwait and two locations in the United States (Albany, Georgia and Shaw Air Force base, South Carolina). We store, maintain and deploy assets such as tents, generators, vehicles, kitchens and medical supplies to deployed forces in the global war on terror. During Operation Enduring Freedom and OIF, we sent teams into the field to assist in the setup of tent cities prior to the arrival of the deployed forces. The WRM program continues to partner with the U.S. Central Command Air Force in the development of new and innovative approaches to asset management. Our contract is primarily cost-reimbursement with a smaller portion of fixed-price services.

T-6 Contractor Operated and Maintained Base Supply (“T-6 COMBS”): The T-6 COMBS contract with the U.S. Air Force Materiel Command is a part of our Aviation segment and provides support services for T-6A and T-6B aircraft at several Air Force and Navy locations throughout the U.S. The firm-fixed-price contract has a one base year and one option year.

Andrews Air Force Base (“Andrews AFB”): The Andrews AFB program is a part of our Aviation segment. Under the Andrews AFB contract, we perform aviation maintenance and support services, which include full back shop support, organizational level maintenance, fleet fuel services, launch and recovery, supply and Federal Aviation Administration (“FAA”) repair services. Under this program we oversee the management of the U.S. presidential air fleet (other than Air Force One). Our principal customer under this contract is the U.S. Air Force. We entered into this contract in September 2011. The majority of our contractual services are fixed-price.

California Department of Forestry: The California Department of Forestry program is a part of our Aviation segment. We have been helping to fight fires in California since December 2001. We maintain aircraft, providing nearly all types and levels of maintenance—scheduled, annual, emergency repairs and even structural depot-level repair. McClellan Field in Sacramento is home base for our program mechanics, data entry staff, and quality control inspectors. In addition, we provide pilots who operate the fixed wing aircraft. Our current task orders are primarily time-and-materials.

Sheppard Air Force Base (“Sheppard AFB”): The Sheppard Air Force Base contract is a part of our Aviation segment. Under this program, we provide aircraft maintenance services for the 80th Flying Training Wing based at Sheppard Air Force Base in Wichita Falls, Texas. This contract has an initial base period of eleven months and six option years. The mission of the Air Education and Training Command’s 80th Flying Training Wing is to provide undergraduate pilot training for the U.S. and North Atlantic Treaty Organization (“NATO”) allies in the Euro NATO Joint Jet Pilot Training program. Graduates of this prestigious program are assigned to fighter pilot positions in their respective air forces. The majority of our contractual services are fixed-price.

C-21 Contractor Logistics Support (“C-21A CLS”): The C-21A CLS contract is a part of our Aviation segment. Under the C-21A CLS we perform organizational, intermediate and depot-level maintenance together with supply chain management for C-21A CLS aircraft operated by the U.S. Air Force at seven main operating bases and one deployed location. The contract has time-and-materials and fixed-price portions.

Combined Security Transition Command Afghanistan (“CSTC-A”): The CSTC-A program is a part of our TIS segment. This program provides assistance to the CSTC-A and the NATO training mission by providing mentors and trainers to develop the Afghanistan Ministry of Defense (“MOD”). In addition to providing training and mentoring, we also provide subject matter expertise and programmatic support to CSTC-A staff and the Afghanistan MOD. This program supports development of the organizational capacity and capability to assist the Afghanistan MOD and Afghan National Army forces in assuming full responsibility for their own security needs. The services provided under this contract are cost-reimbursable type services.

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

Key Contracts

The following table sets forth certain information for our principal contracts, including the initial start and end dates and the principal customer for each contract as of December 31, 2012:

Contract	Segment	Principal Customer	Initial/Current Award Date	Current Contract End Date	Estimated Total Contract Value (1)
LOGCAP IV(2)	LOGCAP	U.S. Army	Apr-2008	Apr-2018	$5.64 billion

INL Air Wing	Aviation	DoS	Jan-2001 / May-2005	Oct-2014	$3.20 billion

AMDP	TIS	DoD	Dec-2010	Apr-2014	$1.20 billion

Contract Field Teams	Aviation	DoD	Oct-1951 / Oct-2008	Sep-2015	$1.10 billion

WPS	Security	DoS	Sep-2010	Sep-2015	$539 million

Patuxent River Naval Test Wing	Aviation	U.S. Navy	Jul-2011 / Aug-2011	Jul-2016	$493 million

War Reserve Materiel	GLDS	U.S. Air Force	May-2000 / Jun-2008	Sep-2016	$491 million

T-6 COMBS	Aviation	U.S. Air Force	Jun-2012	Oct-2016	$432 million

Andrews AFB	Aviation	U.S. Air Force	Sep-2011	Dec-2018	$401 million

California Department of Forestry	Aviation	State of California	Dec-2001 / Jul-2008	Dec-2014	$254 million

Sheppard Air Force Base	Aviation	U.S. Air Force	Sep-2009	Sep-2016	$250 million

C-21 Contractor Logistics Support	Aviation	U.S. Air Force	Jan-2005	Sep-2013	$264 million

CSTC-A	TIS	U.S. Army	Mar-2010	Oct-2013	$256 million

(1)	Estimated total contract value represents the initial start and end date of the contracts presented and is not necessarily representative of the amount of work we will actually be awarded under the contract. Contract value can grow over time based on IDIQ task orders and/or contract extensions.
(2)	LOGCAP IV has a $5 billion ceiling per year per contractor over 10 years.

Competition

We compete with various entities across geographic and business lines based on a number of factors, including services offered, experience, price, geographic reach and mobility. Most activities in which we engage are highly competitive and require that we have highly skilled and experienced technical personnel to compete. Some of our competitors may possess greater financial and other resources or may be better positioned to compete for certain contract opportunities. We believe that our principal competitors include Civilian Police International, Science Applications International Corporation, Exelis, Inc., KBR, Inc., IAP Worldwide Services, ACADEMI, Triple Canopy Inc., Fluor Corporation, Lockheed Martin Corporation, AECOM Technology Corporation, United Technologies Corporation, L-3 Communications Holdings, Inc., Aerospace Industrial Development Corporation, Al Salam Aircraft Company Ltd., Mission Essential Personnel, Northrop Grumman Corporation, Computer Sciences Corporation, Lear Siegler, and Serco Group plc. We believe that the primary competitive factors for our services include reputation, technical skills, past contract performance, experience in the industry, cost competitiveness and customer relationships.

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

The following table sets forth our approximate backlog as of the dates indicated:

	December 31, 2012
(Amounts in millions)	Aviation	GLDS	TIS	LOGCAP	Security	Total	GLS(1)
Funded backlog	$781	$174	$336	$249	$102	$1,642	$108
Unfunded backlog	1,737	569	541	449	340	3,636	224

Total backlog	$2,518	$743	$877	$698	$442	$5,278	$332

	December 30, 2011
	As Restated (2)
(Amounts in millions)	Aviation	GLDS	TIS	LOGCAP	Security	Total	GLS(1)
Funded backlog	$640	$150	$212	$401	$80	$1,483	$22
Unfunded backlog	1,715	435	1,160	486	466	4,262	23

Total backlog	$2,355	$585	$1,372	$887	$546	$5,745	$45

(1)	As described in Note 1 to the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report on Form 10-K, GLS is not presented within the consolidated financial statements, except for within our segment disclosures, as it was deconsolidated and became an operationally integral equity method investee on July 7, 2010.
(2)	The Company has restated its consolidated financial statements for the fiscal year ended December 30, 2011 and for the period from April 1, 2010 (inception) through December 31, 2010. The table above presents the restated amounts for the respective period. Refer Note 16 to the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion.

Regulatory Matters

Contracts with the U.S. government are subject to a multitude of regulatory requirements, including but not limited to the Federal Acquisition Regulation (“FAR”), which sets forth policies, procedures and requirements for the acquisition of goods and services by the U.S. Government and the Defense Federal Acquisition Regulation Supplement (“DFARS”). Under U.S. Government regulations certain costs, including certain financing costs, lobbying expenses, certain types of legal expenses and certain marketing expenses related to the preparation of bids and proposals are not allowed for pricing purposes and calculation of contract reimbursement rates under cost-reimbursement contracts. The U.S. Government also regulates the methods by which allowable costs may be allocated to U.S. Government contracts.

Our international operations and investments are subject to U.S. Government laws, regulations and policies, including the International Traffic in Arms Regulations, the Export Administration Act, the Foreign Corrupt Practices Act, the False Claims Act and other export laws and regulations. We must also comply with foreign government laws, regulations and procurement policies and practices, which may differ from U.S. Government regulation, including import-export control, investments, exchange controls, repatriation of earnings, the UK Bribery Act and requirements to expend a portion of program funds in-country. In addition, embargoes, international hostilities and changes in currency values can also impact our international operations.

Our U.S. Government contracts are subject to audits at various points in the contracting process. Pre-award audits are performed at the time a proposal is submitted to the U.S. Government for cost-reimbursement contracts. The purpose of a pre-award audit is to determine the basis of the bid and provide the information required for the U.S. Government to negotiate the contract effectively. In addition, the U.S. Government may perform a pre-award audit to determine our capability to perform under a contract. During the performance of a contract, the U.S. Government has the right to examine our costs incurred on the contract, including any labor charges, material purchases and overhead charges. Upon a contract’s completion, the U.S. Government performs an incurred cost audit of all aspects of contract performance for cost-reimbursement contracts to ensure that we have performed the contract in a manner consistent with our proposal and FAR. The U.S. Government also may perform a post-award audit for proposals that are subject to the Truth in Negotiations Act, which are proposals in excess of $700,000, to determine if the cost proposed and negotiated was accurate, current and complete as of the time of negotiations.

The Defense Contract Audit Agency (“DCAA”) performs these audits on behalf of the U.S. Government. The DCAA also reviews and opines on the adequacy of, and our compliance with, our internal control systems and policies, including Accounting, Estimating, Earned Value Management and Material Management Accounting System. The DCAA has the right to perform audits on our incurred costs on all flexibly priced contracts on an annual basis. We have DCAA auditors on-site to monitor our billing and back office operations. An adverse finding under a DCAA audit could result in a recommendation of disallowed costs under a U.S. Government contract, termination of U.S. Government contracts, forfeiture of profits, suspension of payments, fines and suspension and prohibition from doing business with the U.S. Government. In the event that an audit by the DCAA recommends disallowance of our costs under a contract, we have the right to appeal the findings of the audit under applicable dispute resolution provisions. Approval of submitted annual incurred costs claims can take many years. All of our incurred costs claims for U.S. Government contracts completed through fiscal year 2004 have been audited by the DCAA and negotiated by the Defense Contract Management Agency (“DCMA”). Incurred cost claim audits for subsequent periods are ongoing. See “Risk Factors—A negative audit or other actions by the U.S. government could adversely affect our operating performance.”

At any given time, many of our contracts are under review by the DCAA and other government agencies. We cannot predict the outcome of such ongoing audits and what, if any, impact such audits may have on our future operating performance.

Over the last few years, U.S. Government contractors, including our Company, have seen a trend of increased oversight by the DCAA and other U.S. Government agencies. If any of our internal control systems are determined to be non-compliant or inadequate, payments may be suspended under our contracts or we may be subjected to increased government oversight that could delay or adversely affect our ability to invoice and receive timely payment on our contracts, perform contracts or compete for contracts with the U.S. Government. These adverse outcomes could also occur if the DCAA cannot complete timely periodic reviews of our control systems, which could then render the status of these systems as “not reviewed.”

Sales and Marketing

We provide our service solutions to a wide array of customers which include multiple departments and agencies within the U.S. government, select international customers and commercial customers. We also provide our services to other prime contractors who have contracts with the U.S. government and other international customers where our capabilities help to deliver comprehensive solutions. We position our business development and marketing professionals to cover key accounts such as the DoS and the DoD, as well as other international and commercial market segments which hold the most promise for aggressive growth and profitability.

We participate in national and international tradeshows, particularly as they apply to aviation services, logistics, contingency support, defense, diplomacy and development markets. We are also an active member in several organizations related to services contracting, such as the Professional Services Council.

As a global service solutions provider, we have unique experience and capability in providing value-added and full spectrum services to government agencies and selected partners worldwide.

Our business development and marketing professionals maintain close relationships with all existing customers while continuing to aggressively pursue adjacent markets to maximize growth opportunities. These activities support our objective to be the leading global government services provider in support of U.S. national security and foreign policy objectives.

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

Employees

As of December 31, 2012, we had approximately 29,000 personnel located in approximately 35 countries in which we have operations, of which approximately 5,900 are employees of our affiliates. Employees represented by labor unions totaled approximately 2,900. We believe the working relations with our employees and our unions are in good standing.

ITEM 1A. RISK FACTORS.

The risks described below should be carefully considered, together with all of the other information contained in this Form 10-K including Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations. Any of the following risks could materially and adversely affect our financial condition, results of operations or cash flows.

We rely on sales to U.S. government entities. A loss of contracts, a failure to obtain new contracts or a reduction of sales or award  fees under existing contracts with the U.S. government could adversely affect our operating performance and our ability to  generate cash flow to fund our operations.

We derive substantially all of our revenue from contracts and subcontracts with the U.S. government and its agencies, primarily the DoD and the DoS. The remainder of our revenue is derived from commercial contracts and contracts with foreign governments. We expect that U.S. government contracts, particularly with the DoD and the DoS, will continue to be our primary source of revenue for the foreseeable future. The continuation and renewal of our existing government contracts and new government contracts are, among other things, contingent upon the availability of adequate funding for various U.S. government agencies, including the DoD and the DoS. Changes in U.S. government spending could directly affect our operating performance and lead to an unexpected loss of revenue. The loss or significant reduction in government funding of a large program in which we participate could also result in a material decrease to our future projections of sales, earnings and cash flows. U.S. government contracts are also conditioned upon the continuing approval by Congress of the amount of necessary spending. Congress usually appropriates funds for a given program on a September 30 fiscal year basis, even though contract periods of performance may extend over many years. Consequently, at the beginning of a major program, the contract is usually partially funded, and additional monies are normally committed to the contract by the procuring agency only as appropriations are made by Congress for future fiscal years. Among the factors that could impact U.S. government spending and reduce our U.S. Government contracting business include:

•	policy and/or spending changes implemented by the Obama administration;

•	continued budget reductions in military spending and the CR imposed by Congress;

•	a continual decline in, or reapportioning of, spending by the U.S. government, in general, or by the DoD or the DoS, in particular;

•	changes, delays or cancellations of U.S. government programs, requirements or policies;

•	the adoption of new laws or regulations that affect companies that provide services to the U.S. government;

•	U.S. government shutdowns or other delays in the government appropriations process;

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

The nature of our business sometimes requires us to begin new work or extend work under an existing contract at the request of our customer before a formal contract or contract modification has been executed. In such situations, we have a long history of successfully obtaining a formal contract or contract modification from our customer; however, work performed in such situations involves some risk that we may be unsuccessful in reaching final agreement with our customer. In the event we are unsuccessful in reaching an agreement with our customer, we may be required to submit a request for equitable adjustment or a formal claim. This process can take substantial time and may ultimately be unsuccessful in allowing us to bill and collect any associated fees earned on work performed in such situations, including base fees or award fees, which could result in lower revenue and could have a material effect on our financial condition and results of operations.

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

In particular, if the U.S. Government, due to budgetary considerations, fails to sustain the troops in Afghanistan, reduces the DoD Operations and Maintenance budget or reduces funding for DoS initiatives in which we participate, our business, financial condition and results of operations could be adversely affected. Appropriations can also be affected by legislation that addresses larger budgetary issues of the U.S. Government. Examples include the Budget Control Act of 2011 (“BCA”) and its sequestration provisions which will, unless amended, significantly reduce appropriations below currently forecasted levels for most federal agencies, including the DoD, and legislation to raise the debt ceiling for the U.S. Government.

Furthermore, although we believe that our current sources of liquidity will enable us to continue to perform under our existing contracts and further grow our business, we cannot ensure that will be the case. A credit crisis could adversely affect our ability to obtain additional liquidity or refinance existing indebtedness on acceptable terms or at all, which could adversely affect our business, financial condition and results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for additional discussion regarding liquidity.

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

A large portion of our business is conducted internationally. Consequently, we are subject to a variety of risks that are specific to international operations, including the following:

•	export controls regulations that could erode profit margins or restrict exports;

•	compliance with the U.S. Foreign Corrupt Practices Act and the UK Bribery Act;

•	the burden and cost of compliance with foreign laws, treaties and technical standards and changes in those regulations;

•	contract award and funding delays;

•	potential restrictions on transfers of funds;

•	foreign currency fluctuations;

•	foreign adjustments associated with uncertain tax benefits;

•	import and export duties and value added taxes;

•	transportation delays and interruptions;

•	uncertainties arising from foreign local business practices and cultural considerations;

•	requirements by foreign governments that we locally invest a minimum level as part of our contracts with them, which may not yield any return; and

•	potential military conflicts, civil strife and political risks.

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

The government agencies also review the adequacy of, and our compliance with, our internal control systems and policies, including our Accounting, Purchasing, Property, Estimating, Earned Value Management and Material Management System.

Given the continued oversight by the U.S. government, we could be subjected to additional regulatory requirements which could require additional audits at various points within our contracting process. An adverse finding under an audit could result in a recommendation of disallowed costs under a U.S. contract, termination of a U.S. government contract, forfeiture of profits or suspension of payments which could negatively impact our liquidity position and affect our ability to invoice and receive timely payment on our contracts, perform contracts or compete for contracts with the U.S. government. These adverse outcomes could also occur if the DCAA cannot complete timely periodic reviews of our control systems, which could then render the status of these systems as “not current” and result in an adverse audit. See Note 9 to the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

U.S. government contractors like us that provide support services in theaters of conflict such as Iraq and Afghanistan have come under increased oversight by the agency of inspectors general, government auditors and congressional committees. Investigations pursued by any or all of these groups may result in adverse publicity for us and consequent reputational harm, regardless of the underlying merit of the allegations being investigated. As a matter of general policy, we have cooperated and expect to continue to cooperate with government inquiries of this nature.

New government withholding regulations could adversely affect our operating performance.

In February 2012, the DoD issued the final DFARS rule which allows withholding of a percentage of payments when a contractor’s business system has one or more significant deficiencies. The DFARS rule applies to Cost Accounting Standards (“CAS”) covered contracts that have the DFARS clause in the contract terms and conditions. The final rule represents a significant change in the contracting environment for companies performing work for the DoD. Contracting officers may withhold 5% of contract payments for one or more significant deficiencies in any single contractor business system or up 10% of contract payments for significant deficiencies in multiple contractor business systems. A significant deficiency is defined as a “shortcoming in the system that materially affects the ability of officials of the DoD to rely upon information produced by the system that is needed for management purposes.” The final rule is applicable to new DoD contracts awarded after February 2012.

The expiration of our collective bargaining agreements could result in increased operating costs or work disruptions, which could  potentially affect our operating performance.

As of December 31, 2012, we had approximately 29,000 personnel, of which approximately 5,900 are employees of our affiliates. Employees represented by labor unions totaled approximately 2,900. As of December 31, 2012, we had approximately 21 collective bargaining agreements with these unions. The length of these agreements varies, with the longest expiring in March 2014. There can be no assurance that we will not experience labor disruptions associated with the expiration or renegotiation of collective bargaining agreements or otherwise. We could experience a significant disruption of operations and increased operating costs as a result of higher wages or benefits paid to union members, which could adversely affect our operating performance and may result in additional expenses and possible loss of revenue.

Proceedings against us in domestic and foreign courts could result in legal costs and adverse monetary judgments, adversely affecting our operating performance and causing harm to our reputation.

We are involved in various domestic and foreign claims and lawsuits from time to time. For example, we are a defendant in two consolidated lawsuits seeking unspecified damages brought by citizens and certain provinces of Ecuador. The basis for the actions was pending in the U.S. District Court for the District of Columbia; however, on March 18, 2013 the plaintiffs filed a notice of appeal with the U.S. Court of Appeals for the District of Columbia. The basis for the actions, arises from our performance of a DoS contract for the eradication of narcotic plant crops in Colombia. The lawsuits allege personal injury, property damage and wrongful death as a consequence of the spraying of narcotic crops along the Colombian border adjacent to Ecuador. In the event that a court decides against us, in these lawsuits, and we are unable to obtain indemnification from the U.S. Government, or contributions from the other defendants, we may incur substantial costs, which could have a material adverse effect on our results. An adverse ruling in these cases could also adversely affect our reputation and have a material adverse effect on our ability to win future government contracts.

Other litigation in which we are involved includes wrongful termination and other adverse employment actions, breach of contract, personal injury and property damage actions filed by third parties. Actions involving third-party liability claims generally are covered by insurance; however, in the event our insurance coverage is inadequate to cover such claims, we will be forced to bear the costs arising from a judgment. We do not have insurance coverage for breach of contract actions, and we bear all costs associated with such litigation and claims. See Note 9 to the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

We compete with various entities across geographic and business lines. Competitors of our operating segment are typically various solution providers that compete in any one of the service areas provided by those business units. Additionally, competitors of our operating segments are typically large defense service contractors that offer services associated with maintenance, training and other activities. Competitors of our GLS operating segment are typically contractors that provide services in Iraq and Afghanistan or companies that provide language interpretation and translation services both domestically and internationally.

We compete based on a number of factors, including our broad range of services, geographic reach, mobility and response time. Foreign competitors may obtain an advantage over us in competing for U.S. government contracts and attracting employees. We are required by U.S. laws and regulations to remit to the U.S. government statutory payroll withholding amounts for U.S. nationals working on U.S. government contracts while employed by our majority-owned foreign subsidiaries, since foreign competitors may not be similarly obligated by their governments.

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

Many of our contracts involve subcontracts with other companies upon which we rely to perform a portion of the services we must provide to our customers. These subcontractors generally perform niche or specialty services for which they have more direct experience, such as construction, catering services or specialized technical services. These subcontractors have local knowledge of the region in which we will be performing along with the ability to communicate with local nationals and assist in making arrangements for commencement of performance. Often, we enter into subcontract arrangements in order to meet government requirements to award certain categories of services to small businesses. A failure by one or more of our subcontractors to satisfactorily provide on a timely basis the agreed-upon supplies or perform the agreed-upon services may materially and adversely impact our ability to perform our obligations as the prime contractor. Such subcontractor performance deficiencies could result in a customer terminating our contract for default. A default termination could expose us to liability and adversely affect our operating performance and may result in additional expenses and possible loss of revenue.

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

If we fail to manage acquisitions, divestitures, and other transactions successfully, our financial results, business, and future  prospects could be harmed.

In pursuing our business strategy, we routinely conduct discussions, evaluate targets, and enter into agreements regarding possible acquisitions, divestitures, joint ventures, and equity investments. We seek to identify acquisition or investment opportunities that will expand or complement our existing services, or customer base, at attractive valuations. We often compete with others for the same opportunities. To be successful, we must conduct due diligence to identify valuation issues and potential loss contingencies, negotiate transaction terms, complete and close complex transactions, and manage post-closing matters (e.g., integrate acquired companies and employees, realize anticipated operating synergies, and improve margins) efficiently and effectively. Acquisition, divestiture, joint venture, and investment transactions often require substantial management resources and could have the potential to divert our attention from our existing business. Additionally, unidentified pre-closing liabilities could affect our future financial results.

Changes in, or interpretations of, accounting principles could have a significant impact on our financial position and results of operations.

We prepare our Consolidated Financial Statements in accordance with GAAP. These principles are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting principles. A change in these principles can have a significant effect on our reported results and may even retroactively affect previously reported transactions.

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

Our business could be negatively impacted by security threats, including physical and cyber security threats, and other disruptions.

As a defense contractor, we face both physical and cyber security threats to our sensitive systems and information. Although we utilize a variety of technical and administrative controls to mitigate and detect threats, there can be no assurance that these controls will be sufficient to prevent a threat from materializing.

Threats to our physical security, were they to manifest, could result in degradation or disruption of business operations. These effects could be attributed to, although not exclusively, loss of staff, reduction in staff productivity, and/or loss or damage to facilities.

Cyber security threats are constantly evolving, and our industry is frequently targeted by cyber security threats. We utilize a variety of mechanisms and controls to adapt to potential threats; however, the variety and constant change of these threats leaves the impact unpredictable.

Were an incident to occur, it could lead to loss of confidentiality, integrity, and/or availability of information or systems, harm to personnel or infrastructure, and/or damage to our reputation. Such an incident could result in material adverse effect on our business operations and strategies, current or future financial position, and/or cash flows.

Goodwill represents a significant asset on our balance sheet and may become impaired.

Goodwill is a significant asset on our balance sheet, with an aggregate balance of $604.1 million as of December 31, 2012. We assess goodwill and other intangible assets with indefinite lives for impairment annually in October and when an event occurs or circumstances change that would suggest a triggering event. If a triggering event is identified, a step one assessment is performed to identify any possible goodwill impairment in the period in which the event is identified. The annual impairment test requires us to determine the fair value of our reporting units in comparison to their carrying values. A decline in the estimated fair value of a reporting unit could result in a goodwill impairment, and a related non-cash impairment charge against earnings, if estimated fair value for the reporting unit is less than the carrying value of the net assets of the reporting unit, including its goodwill.

During the year ended December 31, 2012, we determined that the carrying values of the goodwill associated with the Security reporting unit within the Security segment and the Training and Mentoring (“TM”) reporting unit within the TIS segment exceeded the fair values due to a decline in the projected future cash flows resulting in a non-cash impairment charge of $13.7 million and $30.9 million, respectively. Additionally, we determined that the carrying value of certain intangibles within the TIS segment exceeded the fair value due to a change in the business model during the fourth quarter of the year ended December 31, 2012. As such, we recorded a non-cash impairment charge of $6.1 million. As the defense industry is currently in a volatile state and faces many uncertainties in the upcoming year, we could see a further decline in the estimated fair values of one or more of our reporting units which could result in a material adverse effect on our financial condition and results of operations. See Critical Accounting Policies within “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion.

Restatement of our financial statements could adversely affect our business.

Restatement of our financial statements could have adverse consequences on our business, financial condition, cash flows and results of operations, including the triggering of an event of default under our senior credit facility and the indentures governing our senior unsecured notes. Restatements could cause our credit rating to be downgraded, which could result in an increase in our borrowing costs and make it more difficult to borrow funds on reasonable terms or at all. In addition, restatements could result in key executives departing and SEC enforcement action.

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

We plan to sell the remaining seven Huey helicopters or utilize them on existing programs. As of December 31, 2012, these helicopters are classified as inventory within our financial statements as we work to finalize the certification status with the FAA. We have no guarantee that we will be able to successfully sell these assets or if we are unable to sell them or deploy them on other programs. The inability to sell or deploy the remaining helicopters could lead to a material impairment charge in the future.

We use estimates when accounting for contracts. Changes in estimates could affect our profitability and our overall financial  position.

When agreeing to contractual terms, we make assumptions and projections about future conditions and events, many of which extend over a period of time. These assumptions and projections assess the cost, productivity and availability of labor, future levels of business base, complexity of the work to be performed, cost and availability of materials, impact of potential delays in performance and timing of product deliveries. Contract accounting requires judgment relative to assessing risks, estimating contract revenues and costs, and making assumptions for schedule and technical issues. Due to the size and nature of many of our contracts, the estimation of total revenues and costs at completion is subject to many variables. Incentives, awards or penalties related to performance on contracts are considered in estimating revenue and profit rates, and are recorded when there is sufficient information to assess anticipated performance. Suppliers’ assertions are also assessed and considered in estimating costs and profit rates.

Because of the significance of the judgment and estimation processes described above, it is possible that materially different amounts could be obtained if different assumptions were used or if the underlying circumstances were to change. Changes in underlying assumptions, circumstances or estimates may have a material adverse effect upon the profitability of one or more of the affected contracts and our performance. See Critical Accounting Policies, Estimates, and Judgments in Part II, Item 7.

Unanticipated changes in our tax provisions or exposure to additional income tax liabilities could affect our profitability and cash  flow.

We are subject to income taxes in the U.S. and many foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. Furthermore, changes in applicable domestic or foreign income tax laws and regulations, or their interpretation, could result in higher or lower income tax rates assessed or changes in the taxability of certain sales or the deductibility of certain expenses, thereby affecting our income tax expense and profitability. Deferred tax assets are required to be measured at the statutory tax rate currently in effect, therefore a change in the U.S. corporate tax rate would result in a remeasurement of our net deferred tax asset through the income tax provision. The final determination of any tax audits or related litigation could be materially different from our historical income tax provisions and accruals. Additionally, changes in our tax rate as a result of a change in the mix of earnings in countries with differing statutory tax rates, changes in our overall profitability, changes in tax legislation, changes in the valuation of deferred tax assets and liabilities, changes in differences between financial reporting income and taxable income, the results of audits and the examination of previously filed tax returns by taxing authorities and continuing assessments of our tax exposures could impact our tax liabilities and significantly affect our income tax expense, profitability and cash flow.

Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations under our debt obligations.

As of December 31, 2012, we are highly leveraged with our total indebtedness of approximately $782.3 million. We had $111.7 million available for borrowing under our revolving credit facility, and the terms of the senior secured credit facilities permit us to increase the amount available under our term loan and/or revolving credit facilities by up to $275 million if we are able to obtain loan commitments from banks and satisfy certain other conditions, including our having capacity to incur such indebtedness under the indenture governing our notes.

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

Our interest expense could increase if interest rates increase above the stated LIBOR floor levels in our senior secured credit facilities because the entire amount of the indebtedness under our senior secured credit facilities bears interest at a variable rate. At December 31, 2012, we had approximately $327.3 million aggregate principal amount of variable rate indebtedness under our senior secured credit facilities. A 100 basis point increase over the LIBOR floor levels would increase our annual interest expense by approximately $3.3 million.

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

In addition to the $111.7 million which is available to us for borrowing under our revolving credit facility, the terms of our senior secured credit facilities enable us to increase the amount available under our term loan and/or revolving credit facilities by up to an aggregate of $275 million if we are able to obtain loan commitments from banks and satisfy certain other conditions, including our having capacity to incur such indebtedness under the indenture governing our notes. Additionally, we can take on more debt as long as we meet the covenant levels as stated per the indenture and the credit facility. If new debt is added to our and our subsidiaries’ existing debt levels, the related risks that we face would increase. In addition, the agreements governing our debt obligations do not prevent us from incurring obligations that do not constitute indebtedness under those agreements.

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

We may make future investments, which would include co-investment or joint venture arrangements with our affiliates. We may also enter into business combinations and/or collaborate with and invest in other firms or entities, including Cerberus or IAP. You should consider that the interests of Cerberus may differ from yours in material respects.

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

In August 2011, Congress enacted the Budget Control Act of 2011 (“the Act”). The Act specified an immediate $917 billion of cuts over ten years, including $487 billion from defense spending. The Joint Select Committee, (“Super Committee”), established for deficit reduction purposes, failed in producing measures to reduce the deficit by at least $1.5 trillion, resulting in “sequestration of appropriations” being set into motion to be equally split between security and non-security programs. Our funding for programs is dependent upon the annual budget and appropriation decisions, as well as other geo-political and macroeconomic conditions, which are beyond our control.

On March 21, 2013, Congress passed a modified CR which includes a number of the negotiated fiscal year 2013 spending bills, including defense. The CR for the fiscal year 2013 defense appropriations bill will fund O&M accounts at nearly the budgeted request. Over the longer-term, recent statements by Congress and the Administration have generated some optimism that there is a renewed focus on addressing the underlying structural budget issues. Final negotiations related to the budget are expected by mid year 2013. If the final budget does not conclude sequestration, the defense industry will remain unstable.

The Administration’s proposed DoD fiscal year 2014 budget or plan, which was scheduled for release in February 2013, has been delayed due to the ongoing debate between the Administration and Congress. The declining DoD budgets could reduce funding for some of our revenue arrangements and could have a negative impact on our sales.

These or other factors could result in a significant decline in, or redirection of, current and future budgets and could adversely affect our operating performance, including the possible loss of revenue and reduction in our operating cash flow.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We are headquartered in Falls Church, Virginia with major administrative offices in Fort Worth, Texas. As of December 31, 2012, we lease 37 commercial facilities in 19 countries used in connection with the various services rendered to our customers. Lease expirations range from month-to-month to ten years. Upon expiration of our leases, we do not anticipate any difficulty in obtaining renewals or alternative space. Many of our current leases are non-cancelable. We do not own any real property.

The following locations represent our primary leased properties as of December 31, 2012:

Location	Description	Segment	Size (sq ft)
Fort Worth, TX	Executive offices - Finance and Administration	Headquarters	218,925
Salalah Port, Oman	Warehouse and storage - WRM Program	GLDS	125,000
Falls Church, VA	Executive offices - Headquarters	Headquarters	105,814
Coppell, TX	Warehouse - Logistics	Headquarters	96,000
Alexandria, VA	Executive offices - ITS Business Area	TIS	54,712
Kabul, Afghanistan	Offices and residence - LOGCAP IV Program	LOGCAP	42,008
Palm Shores, FL	Offices - INL Air Wing Program	Aviation	27,215
McClellan, CA	Warehouse - California Fire Program	Aviation	18,800
Dubai, UAE	Executive offices - DIFZ Finance and Administration	Headquarters	18,021
Alexandria, VA	Executive offices - Casals Program	GLDS	14,174
Huntsville, AL	Business office - Aviation Headquarters	Aviation	13,850

We believe that substantially all of our property and equipment is in good condition, subject to normal use, and that our facilities have sufficient capacity to meet the current and projected needs of our business through calendar year 2013.

ITEM 3. LEGAL PROCEEDINGS.

Information required with respect to this item is set forth in Note 9 to the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Not applicable.

ITEM 6. SELECTED FINANCIAL DATA.

The selected historical consolidated financial data for the years ended December 31, 2012 and December 30, 2011 and for the period from April 1, 2010 (inception) through December 31, 2010 and for the Predecessor’s fiscal quarter ended July 2, 2010 and fiscal years ended April 2, 2010, April 3, 2009 and March 28, 2008 is presented in the table below. The Company has restated its previously issued consolidated financial statements for the year ended December 30, 2011 and for the period from April 1, 2010 (inception) through December 31, 2010, respectively. See Note 16 to the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion.

This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Delta Tucker Holdings, Inc. consolidated financial statements and related notes thereto and the Predecessor consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

	Delta Tucker Holdings, Inc.			Predecessor (2)
	For the years ended		For the period from April 1, 2010 (Inception) through December 31, 2010 As Restated (1)	For the fiscal quarter ended	For the fiscal years ended
	December 31, 2012	December 30, 2011 As Restated (1)		July 2, 2010	April 2, 2010	April 3, 2009	March 28, 2008
(Amounts in thousands)
Results of operations:
Revenue	$4,044,275	$3,719,152	$1,696,415	$944,713	$3,572,459	$3,092,974	$2,140,231
Cost of services	(3,698,932)	(3,408,842)	(1,547,919)	(856,974)	(3,225,250)	(2,766,969)	(1,860,419)
Selling, general and administrative expenses	(149,362)	(149,551)	(78,024)	(38,513)	(106,401)	(103,277)	(118,567)
Merger expenses incurred by Delta Tucker Holdings, Inc.	—	—	(51,722)	—	—	—	—
Depreciation and amortization	(50,260)	(50,773)	(25,776)	(10,263)	(41,639)	(40,557)	(42,173)
Earnings from equity method investees	825	12,800	10,337	—	—	—	—
Impairment of equity method investment (3)	—	(76,647)	—	—	—	—	—
Impairment of goodwill (4)	(44,594)	(33,768)	—	—	—	—	—
Impairment of intangibles (5)	(6,069)	—	—	—	—	—	—

Operating income	95,883	12,371	3,311	38,963	199,169	182,171	119,072
Interest expense	(86,272)	(91,752)	(46,845)	(12,585)	(55,650)	(58,782)	(54,894)
Bridge commitment fee incurred by Delta Tucker Holdings, Inc.	—	—	(7,963)	—	—	—	—
Loss on early extinguishment of debt, net	(2,094)	(7,267)	—	—	(146)	(4,131)	—
Interest income	117	205	420	51	542	2,195	3,062
Other income, net	4,672	6,071	1,872	658	5,194	4,997	6,610
(Provision) benefit for income taxes	(15,598)	20,941	9,690	(9,279)	(47,035)	(39,756)	(28,434)

Net (loss) income	(3,292)	(59,431)	(39,515)	17,808	102,074	86,694	45,416
Noncontrolling interests	(5,645)	(2,625)	(1,361)	(5,004)	(24,631)	(20,876)	3,306

Net (loss) income attributable to Delta Tucker Holdings, Inc./Predecessor	$(8,937)	$(62,056)	$(40,876)	$12,804	$77,443	$65,818	$48,722

Cash flow data:
Net cash provided by (used in) operating activities	$144,190	$167,986	$(27,089)	$21,723	$90,473	$140,871	$42,361
Net cash used in investing activities	(12,163)	(3,003)	(878,218)	(2,874)	(88,875)	(9,148)	(11,306)
Net cash (used in) provided by financing activities	(83,457)	(147,315)	957,844	(5,433)	(79,387)	(16,880)	(48,131)
Balance sheet data (end of period):
Cash and cash equivalents	118,775	70,205	52,537	135,849	122,433	200,222	85,379
Total assets	1,970,716	2,014,421	2,263,355	1,785,899	1,780,894	1,545,446	1,411,885
Total debt	782,909	872,909	1,024,212	552,209	552,147	599,912	593,162
Total equity attributable to Delta Tucker Holdings, Inc./Predecessor	437,542	447,966	509,758	591,417	577,702	496,413	427,129
Total equity	445,754	453,152	514,109	596,359	583,524	507,149	423,823
Other financial data:
Purchases of property and equipment and software (6)	8,118	4,887	8,323	2,874	46,046	7,280	7.738
Backlog (7)	5,278	5,745	4,782	5,171	5,571	6,298	6,132

(1)	The Company has restated its consolidated financial statements for the fiscal year ended December 30, 2011 and for the period from April 1, 2010 (inception) through December 31, 2010. The table above presents the restated amounts for the respective period. Refer Note 16 to the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion.
(2)	DynCorp International’s fiscal year presentation was comprised of twelve consecutive fiscal months ended on the Friday closest to March 31 of each year. DynCorp International’s last completed fiscal year, prior to the merger on July 7, 2010, ended on April 2, 2010 (“fiscal year 2010”). The three month period, prior to the merger on July 7, 2010, ended July 2, 2010 and is referred to as the “fiscal quarter ended July 2, 2010”. We refer to these fiscal periods of DynCorp International that ended prior to the merger as those of the “Predecessor.”
(3)	The Company recorded an impairment of our investment in GLS during the year ended December 30, 2011 in the amount of $76.6 million as a result of a loss in carrying value that was other than temporary. See Note 13 to the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion.
(4)	The Company recorded goodwill impairment charges of $44.6 million and $33.8 million for the years ended December 31, 2012 and December 30, 2011, respectively. See Note 3 to the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion.
(5)	The Company recorded an impairment charge of $6.1 million for the year ended December 31, 2012 to reduce the value of certain intangibles related to our TIS segment. See Note 3 to the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion.
(6)	The fiscal year ended April 2, 2010 includes approximately $39.7 million of costs associated with helicopters purchased in anticipation of use under our INL Air Wing program.
(7)	Backlog data is as of the end of the applicable period. See “Business” for further details concerning backlog.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with the Delta Tucker Holdings, Inc. consolidated financial statements and related notes thereto, the Predecessor DynCorp International Inc. consolidated financial statements and related notes thereto and other data contained elsewhere in this Annual Report on Form 10-K. Please see “Item 1A. Risk Factors” and “Forward-Looking Statements” for a discussion of the risks, uncertainties and assumptions associated with these statements. Unless otherwise noted, all amounts discussed herein are consolidated. All references in this Annual Report on Form 10-K to fiscal years of the United States (“U.S.”) government pertain to their fiscal year, which ends on September 30th of each year.

Company Overview

We are a leading provider of specialized mission-critical professional and support services for the U.S. military, non-military U.S. government agencies and foreign governments. Our specific global expertise is in law enforcement training and support, security services, base and logistics operations, intelligence training, rule of law development, construction management, platform services and operations and linguist services. We also provide logistics support for all our services. Through our Predecessor entities, we have provided essential services to numerous U.S. government departments and agencies since 1951. Our current customers include the U.S. Department of Defense (“DoD”), the Department of State (“DoS”), foreign governments, commercial customers and certain other U.S. federal, state and local government departments and agencies.

Delta Tucker Holdings, Inc. was formed for the purpose of acquiring DynCorp International Inc. (“DynCorp International”) and had immaterial assets and virtually no operations prior to the merger on July 7, 2010, except for the costs associated with acquiring DynCorp International. Delta Tucker Holdings, Inc. remains the holding company of DynCorp International. DynCorp International wholly owns DynCorp International, LLC, which functions as the operating company.

In January 2012, our organizational structure was amended. We re-aligned our Business Area Teams (“BATs”) into strategic business “Groups” reporting directly to the President of the Company. The prior three operating segments, Global Stabilization and Development Solutions (“GSDS”), Global Platform Support Solutions (“GPSS”) and Global Linguist Solutions (“GLS”) were re-aligned into six operating segments which include the Logistics Civil Augmentation Program (“LOGCAP”) Group, Aviation (“Aviation”) Group, Training and Intelligence Solutions (“TIS”) Group, Global Logistics & Development Solutions (“GLDS”) Group, Security Services (“Security”) Group and the GLS Group. Our operating segments provide services domestically and in foreign countries under contracts with the U.S. government and foreign customers. Our six segments operate principally within a regulatory environment subject to governmental contracting and accounting requirements, including Federal Acquisition Regulations, Cost Accounting Standards and audits by various U.S. federal agencies.

As of December 31, 2012, we employed or managed approximately 29,000 personnel, including approximately 5,900 personnel from our affiliates. We operate in 35 countries through approximately 66 active contracts and 75 active task orders.

On January 24, 2013, the Board of Directors of Delta Tucker Holdings, Inc. and its consolidated subsidiaries (the “Company”), approved a change of the Company’s fiscal year end from a 52-53 week basis ending on the Friday closest to December 31 to a basis where each quarterly period ends on the last Friday of the calendar quarter, except for the last quarterly period of the fiscal year, which ends on December 31. This change was made to improve the comparability of our fiscal years and to better align our year-end close and contract administration, including billing and cash collection activities, with our primary customer, the U.S. federal government. The change of fiscal year end is effective beginning with the fiscal year ended

December 31, 2012. The change in our fiscal-year end resulted in three additional days from the original fiscal year-end date. The financial statement impact for the additional days are included in this Annual Report on Form 10-K. This Annual Report on Form 10-K reflects the financial results of the Company for the years ended December 31, 2012 and December 30, 2011 and for the period from April 1, 2010 (inception) through December 31, 2010 (“Inception Year”).

The Company has restated its previously issued consolidated financial statements for the year ended December 30, 2011 and for the period from April 1, 2010 (inception) through December 31, 2010. This correction was primarily a result of certain potential obligations and other accrued liabilities related to prior periods in connection with certain contracts. All financial information included in Item 7. Management’s Discussion and Analysis, impacted by the restatement adjustments have been revised as applicable. See Note 16 to the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion.

Also included in this Annual Report on Form 10-K are the financial statements for DynCorp International, which we acquired by merger on July 7, 2010. DynCorp International’s historical fiscal year presentation was comprised of twelve consecutive fiscal months ended on the Friday closest to March 31 of each year. DynCorp International’s last completed fiscal year, prior to the merger on July 7, 2010, ended on April 2, 2010 (“fiscal year 2010”). The three month period ended July 2, 2010, which is the last quarter completed prior to the merger on July 7, 2010, is referred to as the “fiscal quarter ended July 2, 2010”. For clarity in this Annual Report on Form 10-K, we refer to the fiscal periods of DynCorp International that ended prior to the merger as those of the “Predecessor.”

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

In August 2011, Congress enacted the Budget Control Act of 2011 (“BCA”). The BCA specified an immediate $917 billion of cuts over ten years, including $487 billion from defense spending. Additionally, the BCA established the Joint Select Committee on Deficit Reduction, or the “super committee,” to produce an additional deficit reduction of at least $1.5 trillion over the coming 10 years that was to be passed by December 23, 2011. If Congress failed to produce such a bill with at least $1.2 trillion in cuts, then this would trigger across-the-board cuts, through a “sequestration of appropriations” equally split between security and non-security programs.

Sequestration was scheduled to be triggered on January 2, 2013, but its implementation was delayed to March 1, 2013, by a provision in the American Taxpayer Relief Act of 2012 (“ATRA”) which was enacted into law on January 2, 2013. In addition to averting the pending combination of tax increases and spending cuts, commonly referred to as the “fiscal cliff”, the ATRA cut the amount of funds to be sequestered from the $105 billion in fiscal year 2013 to $85 billion. Because no additional actions were taken by Congress prior to March 1, 2013, sequestration was triggered. While the depth and scope of sequestration impacts are still not clear, it is just one of several challenges creating budget uncertainty for the DoD. As a result of the triggering of sequestration, defense funding was operating under a CR that authorized the government to continue to operate at essentially fiscal year 2012 spending levels and did not allow for new spending. On March 21, 2013, Congress passed a modified CR which includes a number of the negotiated fiscal year 2013 spending bills, including defense. The modified CR for the fiscal year 2013 defense appropriations bill will fund O&M accounts at nearly the President’s budget request, or about $230 billion in the base and OCO, which will allow the military and the contractors and subcontractor community to continue their vital work in a timely manner. In addition, the bill provides the DoD with more flexibility, especially within the O&M accounts, and will assist with a better mandate of cuts. The new bill allows funding and priorities within the fiscal year 2013 defense appropriations to abate the negative impacts of the forethought $1.5 trillion reduction and the challenges around the budget uncertainty may start to be mitigated over the next few months. Over the longer-term, recent statements by Congress and the Administration have generated some optimism that there is a renewed focus on addressing the underlying structural budget issues. Final negotiations related to the budget are expected by mid year 2013. We anticipate the final budget will conclude sequestration and provide clarity and stability to defense funding.

Funding for our programs is dependent on the annual budget and appropriation decisions, as well as geo-political and macroeconomic conditions, which are beyond our control. While there is uncertainty around these domestic and international factors, the final agreed upon appropriated funding levels for national security programs will remain historically high with plenty of opportunity to continue supporting our customers. In recent memos and guidance related to potential further reductions, Pentagon leadership has stated that it will protect programs and funding for warfighter related activities (i.e. OCO accounts). In addition to guidance protecting OCO activities, the President’s fiscal year 2013 defense budget request indicates that the weapon system acquisition and modernization programs will be most negatively impacted by budget reductions. We believe the Operations and Maintenance (“O&M”) budgets will remain relatively robust; however, the risk remains that O&M funds could be temporarily delayed as a first response by our customers in an effort to absorb sequestration. While this could adversely impact our business on a short term basis, we believe the following longer term industry trends are positive and will result in continued demand in our target markets for the types of services we provide:

•

Realignment of the military force structure leading to increased outsourcing of non-combat functions, including life-cycle asset management functions ranging from organizational to depot-level maintenance;

•

Continued focus on smart power initiatives by DoS, U.S. Agency for International Development (“USAID”), the United Nations, and even the DoD, to include development and smaller-scale stability operations;

•	Increased maintenance, overhaul and upgrade needs to support returning rolling stock and aging military platforms;

•	Growth in outsourcing by foreign allies of maintenance, supply support, facilities management, infrastructure upgrades and construction management-related services; and

•

Further efforts by the U.S. government to move from single award to multiple award indefinite delivery, indefinite quantity (“IDIQ”) contracts, which offer an opportunity to increase revenue by competing for task orders with the other contract awardees.

As the North Atlantic Treaty Organization (“NATO”) combat mission in Afghanistan comes to its conclusion in 2014, we anticipate significant opportunities to support not only the enduring U.S. and NATO presence, but also expanded opportunities to support the DoS presence, which is expected to expand and include the U.S. embassy in Kabul and four consulates around the country. Additionally, we anticipate that there will be a continued need to advise, assist and help professionalize Afghan National Security Forces for many years, as specified in the U.S. Afghanistan Strategic Partnership Agreement.

In the Persian Gulf, Iran’s continued nuclear ambitions have resulted in an unprecedented international sanctions against the regime and the bolstering of U.S. defense ties and presence throughout the region. We believe that base operations and support and maintenance capacity will be key enablers in this environment, and we are especially well positioned to provide these services to both U.S. forces and Allied nations. Finally, the re-balance to Asia reflects the increased importance of the Asia-Pacific regions, in both security and economic terms for the U.S. As the U.S. revitalizes and reinforces its presence in this vital region, we expect to see increased demand for base operations support, logistics support and capacity building, all of which we provide best in class.

The investments and acquisitions we have made over the past several years have been focused on aligning our business to address areas that have high growth potential, including intelligence training and rule of law development, as well as parallel and evolving customer requirements.

Current Business Environment

We believe that our industry and customer base are less likely to be affected by many of the factors generally negatively affecting business and consumer spending. Our contracts typically have a term of three to ten years consisting of a base period of one year with multiple one-year options and we have a strong history of being awarded a majority of the contract options. Additionally, since our primary customer is the federal government, we have not historically had significant issues with bad debt. However, given the continued scrutiny by the U.S. government, we could be subjected to regulatory requirements that could require audits at various points within our contracting process. An adverse finding under an audit could result in the disallowance of costs under a U.S. contract, termination of a U.S. government contract, forfeiture of profits or suspension of payments, which could prove to be impactful to our liquidity, affect our ability to invoice and receive timely payment on our contracts, perform contracts or compete for contracts with the U.S. government. If the Defense Contract Audit Agency (“DCAA”) cannot complete timely periodic reviews of our control systems, they could render the status of these systems as “non-current” resulting in an adverse outcome.

We cannot be certain that the economic environment or other factors will not adversely impact our business, financial condition or results of operations in the future. We believe that our primary sources of liquidity, such as customer collections and the Senior Credit Facility (as defined below), will enable us to continue to perform under our existing contracts and support further growth of our business. However, adverse conditions, such as a long term credit crisis or sequestration, could adversely affect our ability to obtain additional liquidity or refinance existing indebtedness at acceptable terms or at all. See “Risk Factors—Economic conditions could impact our business” for a discussion of the risks associated with current economic conditions.

Notable events for the year ended December 31, 2012

•

In January 2012, we were awarded a contract within our GLDS segment with the U.S. Air Force to provide support services and contractor personnel for the DoD in Egypt. The fixed-price contract has one base year and four, one-year options and a total potential contract value of $95.0 million.

•

In March 2012, we were awarded a contract within our Aviation segment with the U.S. Army to provide a Maintenance Augmentation Team for the Kuwait Air Force AH-64D Apache helicopter maintenance program. The fixed-price contract has one year base and four, one-year options and a total potential contract value of $25.4 million.

•

In March 2012, we were awarded a contract with the U.S. Navy to provide facility support services for personnel from the Naval Mobile Construction Battalion unit in Dili, Timor-Leste. The fixed-price, IDIQ contract has one base year with four one-year options and will operate under our Aviation segment.

•

In April 2012, we were awarded a contract within our Aviation segment with the National Aeronautics and Space Administration (“NASA”) to provide aircraft maintenance and operational support services at various locations. The contract operates under multiple pricing mechanisms, including fixed-price-plus-award-fee and cost-plus-award-fee, and has a base period of one year and four months base and two, two-year options and a total potential value of $176.9 million.

•

In May 2012, we were awarded a task order within our Aviation segment with the U.S. Air Force under the Contract Field Teams (“CFT”) contract to provide aircraft maintenance support at Robins Air Force Base in Georgia. We were the sole awardee of this IDIQ task order which has one base year and one option year and a total potential contract value of $92.6 million.

•

In June 2012, we were awarded a contract within our GLDS segment with the Naval Facilities Engineering Command-Pacific to provide operations support services within the joint operation area and Manila, Republic of the Philippines. The cost-plus-award-fee contract has one base year and four, one-year options and a total potential contract value of $198.0 million.

•

In June 2012, we were awarded a contract with the U.S. Air Force Materiel Command to provide support services for T-6A and T-6B aircraft at several Air Force and Navy locations throughout the U.S. The firm-fixed-price contract has one base year and one option year and a total potential contract value of $432.0 million and will operate under our Aviation segment.

•

In June 2012, we were awarded a task order with the U.S. Army Special Operations Command under the CFT contract to provide aviation support to the 160th Special Operations Aviation Regiment—Airborne at Fort Campbell, Kentucky. The IDIQ contract has an eight month base period and two one-year options and a total potential contract value of $54.5 million and will operate under our Aviation segment.

•

In July 2012, we were awarded multiple task orders within our GLDS segment with the U.S. Air Force under the Air Force Contract Augmentation Program (“AFCAP”) program to provide various services at multiple locations including Colorado, the United Arab Emirates and Afghanistan. Collectively, these task orders have one base year and two, one-year options and a total potential contract value of $13.2 million.

•

In July 2012, we acquired 100% of Heliworks, Inc. (“Heliworks”), an aviation service provider based in Pensacola, Florida for $11.1 million, net of cash acquired. Heliworks services include aircraft maintenance and major repairs, avionics upgrades, component overhauls, charter flights and painting and refurbishment. Heliworks has been integrated within our Aviation segment.

•

In August 2012, we were awarded multiple task orders within our GLDS segment with the U.S. Air Force under the AFCAP program to provide monitor support for the Expeditionary Civil Engineer Squadrons in multiple locations in Afghanistan and to provide maintenance support services to vehicles and equipment at multiple locations in Afghanistan and Qatar. Collectively, these task orders have one base year and two, one-year options and a total potential value of $27.3 million.

•

In September 2012, we were awarded a contract within our Aviation segment with the U.S. Air Force Air Education and Training Command to provide jet engine maintenance for J-85 aircraft at Laughlin Air Force Base in Del Rio, Texas in support of the Engine Regional Repair Center. The firm-fixed-price contract has an 11-month base period and five, one-year options and a total potential contract value of $36.0 million.

•

In October 2012, we were amongst the prime contractors selected to bid for task orders under the U.S. Army’s Enhancement Army Global Logistics Enterprise (“EAGLE”) contract, managed by the U.S. Army Materiel Command, to provide multi-faceted supply, maintenance and transportation support to assist in preparing forces for deployment, sustainment and redeployment. EAGLE is a five-year IDIQ contract and has a total potential value of $23.5 billion and will operate under our GLDS segment.

•

In December 2012, customer negotiations on the LOGCAP IV contract resulted in the elimination of award fee amounts beginning with option year two throughout the remaining contract periods. The agreement reached with the customer was to replace the eliminated award fee with a base fee amount to include revenue equal to costs plus a fixed fee on all option year two costs and remaining contract periods.

•

During the year ended December 31, 2012, we made three separate principal payments, each for $30.0 million, on our Term Loan. These payments caused the acceleration of unamortized deferred financing fees of $2.1 million, which were recorded as a Loss on extinguishment of debt within our Statement of Operations.

•

In December 2012, we were awarded a contract within our GLDS segment with the U.S. Army to provide base operation support services at Soto Cano Air Base in Honduras. The fixed-price contract has one base year and four, one-year options and a total potential contract value of $22.0 million.

•

In January 2013, the Company’s Board of Directors approved a change in the Company’s fiscal year end from a 52-53 week basis to a basis where each quarterly period ends on the last Friday of the calendar quarter, except for the last quarterly period of the fiscal year, which ends on December 31. This change is effective for the fiscal year ended December 31, 2012 and was made to improve the comparability in our fiscal years and to better align our year-end close and contract administration, including billing and cash collection activities, with our primary customer, the U.S. federal government.

Results of Operations

As a result of the Merger discussed above, the results of operations presented are for the years ended December 31, 2012 and December 30, 2011 and for the period from April 1, 2010 (inception) through December 31, 2010, which is a shorter operating period. As such, the results of operations for the period from April 1, 2010 (inception) through December 31, 2010 are not comparable and have been presented separately.

Additionally, the Company has restated its previously issued consolidated financial statements for the year ended December 30, 2011 and for the period from April 1, 2010 (inception) through December 31, 2010. This correction was primarily a result of potential obligations and other accrued liabilities related to prior periods in connection with certain contracts. All financial information impacted by the restatement adjustments has been revised as applicable and the results of operations include all revisions. See Note 16 to the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion.

Included also as a supplement to the results of operations are our pro forma consolidated results of operations for the twelve months ended December 31, 2010 as well as supplemental discussion of the pro forma information compared to the results of operations for the year ended December 30, 2011.

Delta Tucker Holdings, Inc. Results of Operations—the year ended December 31, 2012 compared to the year ended December 30, 2011

Consolidated Results

The Company has restated its previously issued consolidated financial statements for the year ended December 30, 2011. See Note 16 to the Delta Tucker Holdings, Inc. consolidated financial statements included in this Annual Report on Form 10-K for further discussion. The following table sets forth our consolidated results of operations, both in dollars and as a percentage of revenue, for the years ended December 31, 2012 and December 30, 2011:

	For the years ended
(Amounts in thousands)	December 31, 2012		December 30, 2011 As Restated
Revenue	$4,044,275	100.0%	$3,719,152	100.0%
Cost of services	(3,698,932)	(91.5)%	(3,408,842)	(91.7)%
Selling, general and administrative expenses	(149,362)	(3.7)%	(149,551)	(4.0)%
Depreciation and amortization expense	(50,260)	(1.2)%	(50,773)	(1.4)%
Earnings from equity method investees	825	0.1%	12,800	0.3%
Impairment of equity method investment	—	—	(76,647)	(2.0)%
Impairment of goodwill	(44,594)	(1.1)%	(33,768)	(0.9)%
Impairment of intangibles	(6,069)	(0.2)%	—	—

Operating income	95,883	2.4%	12,371	0.3%
Interest expense	(86,272)	(2.1)%	(91,752)	(2.5)%
Loss on early extinguishment of debt	(2,094)	(0.1)%	(7,267)	(0.2)%
Interest income	117	—	205	—
Other income, net	4,672	0.1%	6,071	0.2%

Income (loss) before income taxes	12,306	0.3%	(80,372)	(2.2)%
(Provision) benefit for income taxes	(15,598)	(0.4)%	20,941	0.6%

Net loss	(3,292)	(0.1)%	(59,431)	(1.6)%
Noncontrolling interests	(5,645)	(0.1)%	(2,625)	(0.1)%

Net loss attributable to Delta Tucker Holdings, Inc.	$(8,937)	(0.2)%	$(62,056)	(1.7)%

Revenue — Revenue for the year ended December 31, 2012 was $4,044.3 million, an increase of $325.1 million, or 8.7%, compared to the year ended December 30, 2011. The increase was primarily driven by the increase in revenue earned under our LOGCAP and Aviation segments, which together comprised approximately 77% of total consolidated revenue. See further discussion in the “Results by Segment” section below.

Cost of services — Cost of services are comprised of direct labor, direct material, overhead, subcontractors, travel, supplies and other miscellaneous costs. Cost of services for the year ended December 31, 2012 was $3,698.9 million, an increase of $290.1 million, or 8.5%, compared to December 30, 2011. The increase in Cost of services was due to the growth in our business and was relatively consistent with the increase in revenue. As a percentage of revenue, Cost of services was 91.5% and 91.7% for the years ended December 31, 2012 and December 30, 2011, respectively. The reduction as a percentage of revenue was primarily driven by the change in our overall contract mix. Specifically, operations under certain task orders under our LOGCAP segment changed from an award-fee contract arrangement to a fixed-fee contract. Under the new arrangements, the fixed-fee portion of the contract is at a higher rate than previously earned with award fees. See further discussion of the impact of program margins in the “Results by Segment”.

Selling, general and administrative expenses (“SG&A”) — SG&A primarily relates to functions such as management, legal, financial accounting, contracts and administration, human resources, management information systems, purchasing, and business development. SG&A decreased by $0.2 million, or 0.1%, to $149.4 million for the year ended December 31, 2012 compared to December 30, 2011 primarily as a result of (i) non-routine severance costs incurred during the year ended December 30, 2011 associated with the corporate realignment, (ii) the acceleration of the Phoenix and Casals retention bonuses during the year ended December 30, 2011 (iii) and the reduction of bonuses accrued under the Management Incentive Plan for the year ended December 31, 2012 as compared to the year ended December 30, 2011 partially offset by legal costs associated with ongoing litigation incurred during the year ended December 31, 2012. These items also drove the reduction in SG&A as a percentage of revenue to 3.7% for the year ended December 31, 2012 compared to 4.0% for the year ended December 30, 2011.

Depreciation and amortization — Depreciation and amortization for the year ended December 31, 2012 was $50.3 million, a decrease of $0.5 million, or 1.0%, as compared to depreciation and amortization for the year ended December 30, 2011. The decrease was primarily the result of non-compete agreements becoming fully amortized during the second half of the year ended December 30, 2011 partially offset by additional depreciation expense on fixed asset additions, including fixed assets acquired in conjunction with the purchase of Heliworks, for the year ended December 31, 2012.

Earnings from equity method investees — Earnings from equity method investees include our proportionate share of the income of our equity method investees deemed to be operationally integral to our business, such as Partnership for Temporary Housing LLC (“PaTH”), Contingency Response Services LLC (“CRS”), Global Response Services LLC (“GRS”) and GLS. Earnings from equity method investees for the year ended December 31, 2012 decreased $12.0 million, or 93.6%, to $0.8 million primarily as a result of the reduction in earnings recognized from GLS. As a result of impairment of our investment in GLS recorded during the year ended December 30, 2011, we no longer recognize any earnings related GLS until we receive cash through dividend distributions.

Impairment of equity method investment — During the year ended December 30, 2011, we recorded a $76.6 million impairment of our investment in GLS as we concluded it had an other than temporary loss in value during the period. As a result, we are no longer recognizing any earnings until we receive cash through a dividend distributions.

Impairment of goodwill — Impairment of goodwill for the years ended December 31, 2012 and December 30, 2011 was $44.6 million and $33.8 million, respectively. During the year ended December 31, 2012, we recognized non-cash impairment charges on the goodwill associated with our TIS and Security segments. See Note 3 to the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion.

Interest expense — Interest expense for the year ended December 31, 2012 was $86.3 million, a decrease of $5.5 million, or 6.0%, compared to the year ended December 30, 2011. The decrease was due to the reduction of the principal balance of our Term Loan as a result of principal prepayments of $90.0 million and $147.3 million during the years ended December 31, 2012 and December 30, 2011, respectively.

Loss on early extinguishment of debt — Loss on early extinguishment of debt of $2.1 million and $7.3 million for the years ended December 31, 2012 and December 30, 2011, respectively, was attributable to principal prepayments on our Term Loan totaling $90.0 million and $147.3 million, respectively. Deferred financing costs associated with the additional prepayment were expensed and recorded to Loss on early extinguishment of debt.

Other income, net — Other income, net consists primarily of our share of earnings from Babcock, DynCorp Limited (“Babcock”) our unconsolidated joint ventures that is not operationally integral to our business as well as gains/losses from foreign currency. Other income, net decreased $1.4 million, or 23.0%, to $4.7 million for the year ended December 31, 2012 compared to the year ended December 30, 2011. The decrease was primarily due to the $0.5 million decrease in earnings from Babcock.

Income taxes — Our effective tax rate consists of federal and state statutory rates and certain permanent differences. The effective tax rate for the year ended December 31, 2012 was 126.8%, as compared to 26.1% for the year ended December 30, 2011. The effective tax rate for the year ended December 31, 2012 was driven primarily by the impact of the goodwill impairment recognized during the year ended December 31, 2012.

Results by Segment

The following tables set forth the revenue, both in dollars and as a percentage of our consolidated revenue, operating income and operating margin for our operating segments for the year ended December 31, 2012 compared to the year ended December 30, 2011. Amounts agree to our segment disclosures in Note 12 to the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

	For the years ended
(Amounts in thousands)	December 31, 2012		December 30, 2011 As Restated (4)
Revenue
LOGCAP	$1,771,945	43.1%	$1,596,444	39.2%
Aviation	1,338,514	32.6%	1,101,218	27.1%
Training & Intelligence Solutions	535,354	13.0%	637,808	15.7%
Global Logistics & Development Solutions	294,106	7.2%	307,200	7.5%
Security Services	108,064	2.6%	68,996	1.7%
GLS	61,111	1.5%	359,568	8.8%

Total reportable segments	4,109,094	100.0%	4,071,234	100.0%
GLS deconsolidation(1)	(61,111)		(359,568)
Headquarters(2)	(3,708)		7,486

Total revenue	$4,044,275		$3,719,152

Operating Income
LOGCAP	$64,131	3.6%	$27,280	1.7%
Aviation	105,327	7.9%	71,912	6.5%
Training & Intelligence Solutions	(19,868)	(3.7)%	31,875	5.0%
Global Logistics & Development Solutions	26,774	9.1%	20,642	6.7%
Security Services	(22,096)	(20.4)%	5,287	7.7%
GLS	3,297	5.4%	26,661	7.4%

Total reportable segments	157,565	3.8%	183,657	4.5%
GLS deconsolidation	(3,297)		(26,661)
Headquarters(3)	(58,385)		(144,625)

Total operating income	$95,883		$12,371

(1)	The Company deconsolidated GLS effective July 7, 2010. See Note 1 to the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion.
(2)	Represents revenue earned on shared services arrangements for general and administrative services provided to unconsolidated joint ventures.
(3)	Headquarters operating expenses primarily relate to amortization of intangible assets and other costs that are not allocated to segments and are not billable to our U.S. government customers, partially offset by equity method investee income. During the year ended December 30, 2011, we recognized an impairment on our equity method investment in GLS. See Note 13 to the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion.
(4)	The Company has restated its consolidated financial statements for the fiscal year ended December 30, 2011 and for the period from April 1, 2010 (inception) through December 31, 2010. The table above presents the restated amounts for the respective period. Refer Note 16 to the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion.

LOGCAP

Revenue of $1,771.9 million increased $175.5 million, or 11.0%, for the year ended December 31, 2012 compared to the year ended December 30, 2011 primarily as a result of a $206.6 million increase from higher volumes of work under the Afghanistan Area of Responsibility (“AOR”) partially offset by a decrease in volume under the Kuwait AOR resulting from manning reductions from the 2011 troop drawdown in Iraq as Operation Iraqi Freedom (“OIF”) ended. In the aggregate, we recorded a favorable adjustment of $18.7 million for the year ended December 31, 2012 primarily due to the actual award fee determination being higher than our previous estimates of the LOGCAP IV award fee scores. During the fourth quarter of 2012, the Afghanistan and Kuwait task orders were converted from a cost-plus-award-fee contract vehicle to a cost-plus-fixed-fee arrangement, resulting in retrospective application of the fee arrangement to the open periods of performance on each task order. Under the new arrangements, the fixed-fee portion of the contract is at a higher rate than we were previously earning in award fees. Given the recent announcement made by the Obama Administration of troop drawdown in Afghanistan and the uncertainty surrounding the defense and government contracting industry, including sequestration and other looming budget cuts, we expect our revenue to decline during the year ending December 31, 2013.

Operating income of $64.1 million increased $36.9 million, or 135.1%, for the year ended December 31, 2012 compared to operating income of $27.3 million for the year ended December 30, 2011 primarily as a result of the increase in volume and the change in the contract vehicle discussed above. Operating income as a percentage of revenue increased to 3.6% for the year ended December 31, 2012 compared to 1.7% for the year ended December 30, 2011 primarily as a result of higher award fee scores received during the year ended December 31, 2012 relative to prior year pertaining to periods of performance that were completed prior to the change to a fixed-fee contract vehicle as well as the impact of the contract vehicle change on open periods of performance resulting in a net increase in margin as the fixed-fee is higher than previous award fee earnings.

Aviation

Revenue of $1,338.5 million increased $237.3 million, or 21.5%, for the year ended December 31, 2012 compared to the year ended December 30, 2011. The change was primarily the result of increased demand under the INL-Air Wing program; performance under new CFT task orders and other existing Aviation contracts; and revenue from the T6-COMBS, NASA-AMOS and G222 new contracts. These increases were partially offset by a reduction in volume under the Theater Aviation Sustainment Management—Europe (“TASM-E”) CFT task order due to the completion of certain delivery orders, and the completion of the Life Cycle Contract Support Services (“LCCS”) contract in late 2011 and early 2012. Due to the uncertainty surrounding the defense and government contracting industry, including sequestration and other looming budget cuts, our aviation contracts with the DoD may experience short term declines in the near future. We will continue to pursue opportunities within the INL Air wing program as we continue to expand our aircraft and personnel requirements in supporting the DoS.

Operating income of $105.3 million increased $33.4 million, or 46.5%, for the year ended December 31, 2012 compared to the year ended December 30, 2011 as a result of the increased demand discussed above and better margins on our new contracts and task orders as compared to our historical contract mix partially offset by startup costs associated with Heliworks, which we acquired during the year ended December 31, 2012. Additionally, certain non-recurring charges in the prior year related to program specific severance costs and a write-down of inventory on the LCCS program contributed to the increase in operating income. High margins on new contracts and task orders and the absence of the non-recurring charges incurred during the year ended December 30, 2011 drove the improvement in operating income as a percentage of revenue to 7.9% for the year ended December 31, 2012 compared to 6.5% for the year ended December 30, 2011.

Training & Intelligence Solutions

Revenue of $535.4 million decreased $102.5 million, or 16.1%, for the year ended December 31, 2012 compared to the year ended December 30, 2011 primarily as a result of the ramp-down of operations under the Civilian Police (“CivPol”) program resulting in a decline in revenue of $192.9 million and the conclusion of the Multi-National Security Transition Command-Iraq (“MNSTC-I”) program in early 2012 partially offset by revenue growth as a result of increased volume under our Afghanistan Ministry of Defense Program (“AMDP”) program. We expect revenue to decline in 2013 as CivPol winds down and the scope of the AMDP program declines as DoD priorities in Afghanistan shift consistent with the announced troop drawdown by President Obama. We expect these declines to be partially offset by new training opportunities in the intelligence and special operations community. Actuals could differ from our expectations, which include significant estimates related to new business opportunities depending on the impact of sequestration or other government spending cuts. We continue to pursue new training opportunities within this segment in addition to expanding global mission to the intelligence and special operations community.

The recognition of an operating loss of $19.9 million for the year ended December 31, 2012 was primarily the result of the $30.9 million goodwill impairment charge recorded to the Training and Mentoring reporting unit within this segment as a result of the decline in revenue and forecasted operating income. See Note 3 to the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion. Additionally, operating income earned under the CivPol program declined as a result of the reduction in volume discussed above. Excluding the impact of the goodwill impairment charge, operating income as a percentage of revenue decreased to 2.1% primarily as a result of the overall contract mix containing comparatively more contracts operating at lower margins.

Global Logistics & Development Solutions

Revenue of $294.1 million decreased $13.1 million, or 4.3%, for the year ended December 31, 2012 compared to the year ended December 30, 2011 primarily as a result of declines in revenue of $29.3 million resulting from the completion of certain task orders under the AFCAP contract and by our subsidiary Casals & Associates, Inc. partially offset by revenue growth under the Oshkosh Defense and War Reserve Materiel (“WRM”) programs. Additionally, during the year ended December 31, 2012, the DoS accepted our Request for Equitable Adjustment (“REA”) related to the Africa Peacekeeping Security Sector Transformation (“APK-SST”) task order in Sudan which resulted in a positive $5.5 million adjustment to revenue. In 2013, one of our core strategies for GLDS is to increase our direct commercial business with U.S. Allies; however, operations under this segment are subject to the uncertainty surrounding the U.S. defense and government contracting industry, including sequestration and looming budget cuts, which could materially impact the results of operations of this segment during the year ending December 31, 2013.

Operating income of $26.8 million increased $6.1 million, or 29.7%, for the year ended December 31, 2012 compared to the year ended December 30, 2011 primarily as a result of margin improvements on the Oshkosh Defense contract as well as the recognition of $5.5 million of income resulting the REA received on the APK-SST task order discussed above that had no associated costs in the current period. These increases were partially offset by the reductions in volume discussed above. These changes drove the increase in operating income as a percentage of revenue to 9.1% for the year ended December 31, 2012 from 6.7% for the year ended December 30, 2011.

Security Services

Revenue of $108.1 million increased $39.1 million, or 56.6%, for the year ended December 31, 2012 compared to the year ended December 30, 2011 primarily as a result of the replacement of the Worldwide Personal Protection Program (“WPPS”) with the higher volume Worldwide Protective Services (“WPS”) program during the year ended December 31, 2012. WPS was awarded in September 2011 and became fully operational in 2012. In addition to the WPS program, the Chemonics and Bondsteel contracts began operations during the year ended December 31, 2012.

The recognition of an operating loss of $22.1 million during the year ended December 31, 2012 was primarily the result of the $13.7 million goodwill impairment charge recorded to the Security Services reporting unit within this segment as a result of continued under performance of operations under this segment as well as a decline in projected revenue resulting from customer driven de-scoping. See Note 3 to the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion. Additionally, performance challenges, such as fill rates, transition costs and customer process impediments on the WPS and Bondsteel contracts resulted in loss contract reserves being recorded during the year ended December 31, 2012. However, during the year ended December 31, 2012, we reached a final resolution with our customer minimizing future losses on the WPS contract. Additionally, we completed the transition period, and we do not anticipate material incremental losses on the Bondsteel contract.

GLS

Revenue of $61.1 million decreased $298.5 million, or 83.0%, during the year ended December 31, 2012 compared to the year ended December 30, 2011 primarily as a result of the reduction in deployed linguists under the Intelligence and Security Command (“INSCOM”) contract in support of U.S. troop levels in Iraq as the war came to an end in December 2011. During the year ended December 30, 2011, GLS was selected as one of six providers that will compete for task orders on the $9.7 billion Defense Language Interpretation Translation Enterprise (“DLITE”) contract and in January 2013, the U.S. Army Intelligence and Security Command selected GLS to manage the U.S. Army Central Command (“CENTCOM”) task order under the DLITE contract. The CENTCOM task order has one base year and one option year and a total potential value of $88.4 million.

Operating income of $3.3 million decreased $23.4 million, or 87.6%, during the year ended December 31, 2012 compared to the year ended December 30, 2011 primarily as a result of the reduction in volume under the INSCOM contract as discussed above. We do not anticipate any further work under the INSCOM contract after the completion of these task orders.

Delta Tucker Holdings, Inc. Results of Operation—the period from April 1, 2010 (inception) through December 31, 2010

Consolidated Results

The following table sets forth our consolidated results of operations, both in dollars and as a percentage of revenue, for the period from April 1, 2010 (inception) through December 31, 2010:

	For the period from April 1, 2010 (Inception) through December 31, 2010
(Amounts in thousands)	As Restated (1)
Revenue	$1,696,415	100.0%
Cost of services	(1,547,919)	(91.2)%
Selling, general and administrative expenses	(78,024)	(4.6)%
Merger expenses incurred by Delta Tucker Holdings, Inc.	(51,722)	(3.1)%
Depreciation and amortization expense	(25,776)	(1.5)%
Earnings from equity method investees	10,337	0.6%

Operating income	3,311	0.2%
Interest expense	(46,845)	(2.8)%
Bridge commitment fee	(7,963)	(0.5)%
Interest income	420	0.1%
Other income, net	1,872	0.1%

Loss before income taxes	(49,205)	(2.9)%
Benefit for income taxes	9,690	0.6%

Net loss	(39,515)	(2.3)%
Noncontrolling interests	(1,361)	(0.1)%

Net loss attributable to Delta Tucker Holdings, Inc.	$(40,876)	(2.4)%

(1)	The Company has restated its consolidated financial statements for the fiscal year ended December 30, 2011 and for the period from April 1, 2010 (inception) through December 31, 2010. The table above presents the restated amounts for the respective periods. Refer Note 16 to the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion.

Revenue — Revenue was $1,696.4 million for the period from April 1, 2010 (inception) through December 31, 2010. Revenue was primarily driven by operations under our LOGCAP program, which yielded a fully ramped-up LOGCAP IV Afghanistan task order and award fee recognition on the LOGCAP IV program. See further discussion in the “Results by Segment” section below.

Cost of services — Costs of services are comprised of direct labor, direct material, overhead, subcontractor, travel, supplies and other miscellaneous costs. Cost of services was $1,547.9 million for the period from April 1, 2010 (inception) through December 31, 2010. As a percentage of revenue, Cost of services was 91.2% and was primarily driven by the contribution of relatively lower margin operations under our LOGCAP IV program.

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

Depreciation and amortization — Depreciation and amortization were $25.8 million for the period from April 1, 2010 (inception) through December 31, 2010. The expense consists of monthly amortization expenses recognized since the Merger date based on the carrying values of customer related intangibles recorded from acquisition accounting and amortization related to the cost basis of pre-Merger assets.

Earnings from equity method investees — Earnings from unconsolidated affiliates of $10.3 million includes our proportionate share of the income of our equity method investees deemed to be operationally integral to our business, such as GLS. The majority of earnings from unconsolidated affiliates are attributable to GLS.

Interest expense — Interest expense was $46.8 million for the period from April 1, 2010 (inception) through December 31, 2010. Interest expense was driven by amortization of deferred financing costs and our average outstanding debt from the new senior secured credit facility (“Senior Credit Facility”) and the new senior unsecured notes (“Senior Unsecured Notes”). Pre-Merger interest was $12.7 million.

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

Benefit for income taxes — Benefit for income taxes was a net benefit of $9.7 million primarily due to the pre-tax loss driven by the Merger expenses and bridge commitment fees incurred by Delta Tucker Holdings, Inc.

Results by Segment

The following tables set forth the revenue, both in dollars and as a percentage of our consolidated revenue, operating income and operating margin for our operating segments for the period from April 1, 2010 (inception) through December 31, 2010. Amounts agree to our segment disclosures in Note 12 to the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

	For the period from April 1, 2010 (Inception) through December 31, 2010
(Amounts in thousands)	As Restated (4)
Revenue
LOGCAP	$695,644	35.0%
Aviation	536,070	27.0%
Training & Intelligence Solutions	268,087	13.5%
Global Logistics & Development Solutions	171,479	8.7%
Security Services	28,387	1.4%
GLS	285,820	14.4%

Total reportable segments	1,985,487	100.0%
GLS deconsolidation(1)	(285,820)
Headquarters(2)	(3,252)

Total revenue	$1,696,415

Operating Income
LOGCAP	$14,705	2.1%
Aviation	29,897	5.6%
Training & Intelligence Solutions	20,211	7.5%
Global Logistics & Development Solutions	4,281	2.5%
Security Services	2,674	9.4%
GLS	19,287	6.7%

Total reportable segments	91,055	4.6%
GLS deconsolidation	(19,287)
Headquarters(3)	(68,457)

Total operating income	$3,311

(1)	The Company deconsolidated GLS effective July 7, 2010.
(2)	Represents revenue earned on shared services arrangements for general and administrative services provided to unconsolidated joint ventures.
(3)	Headquarters operating expenses primarily relate to amortization of intangible assets and other costs that are not allocated to segments and are not billable to our U.S. government customers. In addition, Merger expenses incurred by Delta Tucker Holdings, Inc. are included in Headquarters.
(4)	The Company has restated its consolidated financial statements for the fiscal year ended December 30, 2011 and for the period from April 1, 2010 (inception) through December 31, 2010. The table above presents the restated amounts for the respective periods. Refer Note 16 to the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion.

LOGCAP

Revenue of $695.6 million for the period from April 1, 2010 (inception) through December 31, 2010 was primarily the result of operations under our LOGCAP IV program in Afghanistan as well as the recognition of award fee revenue during the period as we received notification from our customer on our award fee performance on several task orders.

Operations under our LOGCAP segment are primarily cost-reimbursable. As a result, the drivers of revenue directly impact operating income. In addition to the increase in volume discussed above, operating income of $14.7 million for the period from April 1, 2010 (inception) through December 31, 2010 was impacted by the recognition of award fee revenue that had no corresponding costs during the period.

Aviation

Revenue of $536.1 million for the period from April 1, 2010 (inception) through December 31, 2010 was primarily the result of revenue earned on the INL Air Wing program providing transportation services in Iraq, Afghanistan and Colombia as well as operations under our CFT programs partially offset by the impact of the loss of our LCCS Army program that transitioned to a new awardee in November 2010.

Operating income of $29.9 million for the period from April 1, 2010 (inception) through December 31, 2010 was primarily the result of low margins on the CFT program as a result of a reduction in rates as well as the impact of a settlement of a claim on the LCCS program.

Training & Intelligence Solutions

Revenue of $268.1 million for the period from April 1, 2010 (inception) through December 31, 2010 was primarily the result of operations under our CivPol program. During the period, we experienced reductions in personnel levels on CivPol as a result of a shift in strategy by our customer to focus on more highly skilled training and mentoring services while reducing the overall number of deployed trainers and mentors in Iraq and a temporary decline in personnel during the transition period between the DoS and DoD in Afghanistan. We were awarded a new contract by the U.S. Army in December 2010, however, given the nature of the new contract, we could experience lower profit margins than those originally experienced with the CivPol Afghanistan contract. The base period of performance runs for twenty-four months with one twelve month option period. The total contract value for the thirty-six months is approximately $1.0 billion.

Operating income of $20.2 million for the period from April 1, 2010 (inception) through December 31, 2010 was primarily the result of operations under the Iraq II task order under our CivPol program. During the period from April 1, 2010 (inception) through December 31, 2010, personnel reductions on our CivPol program resulting from a shift in customer focus also impacted operating income.

Global Logistics & Development Solutions

Revenue of $171.5 million for the period from April 1, 2010 (inception) through December 31, 2010 was primarily the result of Africa Peacekeeping operations in Somalia and operations under our Mine Resistant Ambush Protected Vehicles (“MRAP”) and AFCAP programs.

Operating income of $4.3 million for the period from April 1, 2010 (inception) through December 31, 2010 was primarily the result of high margin operations under the MRAP program. We expect a shift on the MRAP program from acquisition funding to sustainment funding which is anticipated to produce lower profit levels going forward.

Security Services

Revenue of $28.4 million for the period from April 1, 2010 (inception) through December 31, 2010 was primarily the result of operations in Qatar and Northern Iraq under the Security Guard Forces and WPPS II programs, respectively.

Operating income of $2.7 million for the period from April 1, 2010 (inception) through December 31, 2010 was primarily driven by high margin operations under the Northern Iraq WPPS II task order as well as operations under the Security Guard Forces program, though at comparatively lower margins.

GLS

Revenue of $285.8 million for the period from April 1, 2010 (inception) through December 31, 2010 is directly linked to the number of linguists deployed in support of U.S. troop levels in Iraq, which has trended lower during the period due to the troop drawdown. GLS is an operationally integral equity method investee and as such, revenue for the entity is not included in our consolidated revenue on our statement of operations.

Operating income of $19.3 million for the period from April 1, 2010 (inception) through December 31, 2010 was directly impacted by revenue as discussed above and the receipt of higher than expected award fee scores on the program.

Predecessor Results of Operations—Fiscal Quarter Ended July 2, 2010

Consolidated Results

The following table sets forth our consolidated results of operations, both in dollars and as a percentage of revenue, for the fiscal quarter ended July 2, 2010:

(Amounts in thousands)	For the fiscal quarter ended July 2, 2010
Revenue	$944,713	100.0%
Cost of services	(856,974)	(90.7)%
Selling, general and administrative expenses	(38,513)	(4.1)%
Depreciation and amortization expense	(10,263)	(1.1)%

Operating income	38,963	4.1%
Interest expense	(12,585)	(1.3)%
Interest income	51	—
Other income, net	658	0.1%

Income before income taxes	27,087	2.9%
Provision for income taxes	(9,279)	(1.0)%

Net income	17,808	1.9%
Noncontrolling interests	(5,004)	(0.5)%

Net income attributable to DynCorp International Inc.	$12,804	1.4%

Revenue — Revenue for the fiscal quarter ended July 2, 2010 was $944.7 million, which is more fully described in the results by segment below, included a full quarter of revenue from the LOGCAP IV Afghanistan task, which began ramping up in the second quarter of fiscal year 2010.

Cost of services — Costs of services are comprised of direct labor, direct material, overhead, subcontractor, travel, supplies and other miscellaneous costs. Costs of services for the fiscal quarter ended July 2, 2010 totaled $857.0 million, or 90.7% of revenue. Cost of services was largely driven by operations under LOGCAP IV, a change in overall contract mix and cost increases on our CFT programs.

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

Noncontrolling interests — Noncontrolling interests reflect the impact of our equity partners’ interest in our consolidated joint ventures, GLS and DIFZ. For the fiscal quarter ended July 2, 2010, noncontrolling interests for GLS and DIFZ were $4.2 million and $0.8 million, respectively.

Results by Segment

The following tables set forth the revenue, both in dollars and as a percentage of our consolidated revenue, operating income and operating margin for our operating segments for the fiscal quarter ended July 2, 2010. Amounts agree to our segment disclosures in Note 16 to the DynCorp International consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

	Predecessor Fiscal Quarter Ended July 2, 2010
(Amounts in thousands)	Reportable Segments(1)
Revenue
Global Stabilization and Development Solutions	$478,239	50.6%
Global Platform Support Solutions	317,471	33.6%
GLS	149,254	15.8%

Total Segments	944,964	100.0%
Headquarters(1)	(251)

Consolidated revenue	$944,713

Operating Income
Global Stabilization and Development Solutions	$22,170	4.6%
Global Platform Support Solutions	21,290	6.7%
GLS	9,073	6.1%

Total Segments	52,533	5.6%
Headquarters(2)	(13,570)

Consolidated operating income	$38,963

(1)	Headquarters/eliminations primarily represent eliminations of intercompany revenue earned between segments.
(2)	Headquarters operating income primarily relates to amortization of intangible assets and other costs that are not allocated to segments and are not billable to our U.S. government customers.

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

Operating income — Operating income of $21.3 million for the fiscal quarter ended July 2, 2010 was driven by: (i) low margins on the CFT program caused by than average lower time-and-materials rates and fixed-price ceilings on existing work, (ii) low margins on the LCCS programs due to the lack of higher-margin engine overhaul work performed in the period and (iii) lower than average volume of higher margin work on the MRAP program.

Global Linguist Solutions

Revenue — Revenue of $149.3 million was directly linked to the number of linguists deployed in support of U.S. troop levels in Iraq, which trended lower during the quarter due to troop drawdown.

Operating income — Operating income of $9.1 million was directly impacted by revenue as discussed above and the receipt of higher than expected award fee scores on the program. Operating income earned by GLS benefits net income by our 51% ownership of the joint venture.

Predecessor Results of Operations—Fiscal Year Ended December 31, 2010

We have restated the DynCorp International consolidated statements of operations, equity, and cash flows for the fiscal year ended December 31, 2010 and the consolidated balance sheet as of December 31, 2010 to correct errors in such consolidated financial statements. See Note 19 to the DynCorp International consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information regarding the impact of the restatement. The amounts presented below are reflective of this restatement.

Consolidated Results

The following table sets forth our consolidated results of operations, both in dollars and as a percentage of revenue, for the fiscal year ended April 2, 2010:

	For the fiscal year ended
(Amounts in thousands)	April 2, 2010
Revenue	$3,572,459	100.0%
Cost of services	(3,225,250)	(90.3)%
Selling, general and administrative expenses	(106,401)	(3.0)%
Depreciation and amortization expense	(41,639)	(1.1)%

Operating income	199,169	5.6%
Interest expense	(55,650)	(1.6)%
Loss on early extinguishment of debt, net	(146)	—
Interest income	542	—
Other income, net	5,194	0.2%

Income before income taxes	149,109	4.2%
Provision for income taxes	(47,035)	(1.3)%

Net income	102,074	2.9%
Noncontrolling interests	(24,631)	(0.7)%

Net income attributable to DynCorp International Inc.	$77,443	2.2%

Revenue — Revenue of $3,572.5 million for the fiscal year ended April 2, 2010 was primarily due to the ramp up of the LOGCAP IV and INSCOM programs. Additionally, revenue was also driven by our acquisitions of Phoenix and Casals. See further discussion in the “Results by Segment” section below.

Cost of services — Costs of services are comprised of direct labor, direct material, overhead, subcontractor, travel, supplies and other miscellaneous costs. Cost of services for the fiscal year ended April 2, 2010 totaled $3,225.3 million, or 90.3% of revenue. As a percentage of revenue, cost of services was primarily due to low margins on our CFT and CivPol programs and our fee sharing arrangement with our collaborative partners on the LOGCAP IV program partially offset by higher award fees on the INSCOM contract that had no corresponding costs and lower losses associated with our Afghanistan Construction program.

Selling, general and administrative expenses (“SG&A”) — SG&A primarily relates to functions such as management, legal, financial accounting, contracts and administration, human resources, management information systems, purchasing and business development. SG&A of $106.4 million or 3.0% of revenue, for the fiscal year ended April 2, 2010 was primarily comprised of severance charges related to our former Chief Executive Officer (“CEO”), Herb Lanese, former GPSS president Natale DiGesualdo and former Senior Vice President and Chief Compliance Officer as well as increases in business development costs in support of our growth. These amounts were partially offset by the reversal of a $10.0 million legal reserve related to a favorable appellate court decision on the Worldwide Network Services (“WWNS”) case.

Depreciation and amortization — Depreciation and amortization for the fiscal year ended April 2, 2010 was $41.6 million and consisted primarily of monthly amortization expenses related to intangible assets acquired in our purchase of Phoenix and Casals.

Interest expense — Interest expense for the fiscal year ended April 2, 2010 was $55.7 million and was primarily due to interest incurred on our pre-Merger credit facility and repurchase of 9.5% senior subordinated notes.

Income tax expense — Our effective tax rate for the fiscal year ended April 2, 2010 was 31.5% as a result of the difference in financial reporting and tax treatment of GLS and DIFZ, which were consolidated for financial reporting purposes but treated as partnerships for tax purposes.

Noncontrolling interests — Noncontrolling interests reflect the impact of our equity partners’ interest in DIFZ and GLS, which were consolidated during the fiscal year ended April 2, 2010. For the fiscal year ended April 2, 2010, noncontrolling interests for GLS and DIFZ were $21.5 million and $3.1 million, respectively.

Results by Segment

The following tables set forth the revenue, both in dollars and as a percentage of our consolidated revenue, operating income and operating margin for our operating segments for the fiscal year ended April 2, 2010. Amounts agree to our segment disclosures in Note 16 to the DynCorp International consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

	Predecessor Fiscal Year 2010
(Amounts in thousands)	Reportable Segments
Revenue
Global Stabilization and Development Solutions	$1,512,103	42.3%
Global Platform Support Solutions	1,325,076	37.1%
GLS	734,012	20.6%

Total Segments	3,571,191	100.0%
Headquarters/eliminations(1)	1,268

Consolidated revenue	$3,572,459

Operating Income
Global Stabilization and Development Solutions	$86,707	5.7%
Global Platform Support Solutions	110,801	8.4%
GLS	46,389	6.3%

Total Segments	243,897	6.8%
Headquarters(2)	(44,728)

Consolidated operating income	$199,169

(1)	Headquarters/eliminations primarily represent eliminations of intercompany revenue earned between segments.
(2)	Headquarters operating income primarily relates to amortization of intangible assets and other costs that are not allocated to segments and are not billable to our U.S. government customers.

Global Stabilization & Development Solutions

Revenue — Revenue for fiscal year 2010 was $1,512.1 million. See further discussion of revenue below.

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

Air Operations — Revenue of $333.5 million for fiscal year 2010 was due primarily to new task orders that include air transportation services in Afghanistan and Iraq under our INL program.

Operations and Maintenance — Revenue of $276.3 million for fiscal year 2010 was primarily due to operations under our General Maintenance Corps (“GMC”) and MRAP programs as well as non-recurring threat systems management work.

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

UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL INFORMATION

The following unaudited pro forma consolidated financial statements have been derived from or developed by applying pro forma adjustments to the combined historical information from Delta Tucker Holdings, Inc. for the period from April 1, 2010 (inception) through December 31, 2010 and DynCorp International’s historical information for the period from January 2, 2010 through July 2, 2010. The combination involves presenting the Predecessor’s results for periods prior to the Merger, of which a portion of the results was prior to the inception of Delta Tucker Holdings, Inc. We believe that this approach is beneficial to the reader as it provides more insight into our results of operations and provides the reader with information from which to analyze our financial results on a twelve months basis that is consistent with the manner that management reviews and analyzes the results of operations.

The historical financial statements of Delta Tucker Holdings, Inc. do not include the consolidated results of GLS. Although our economic and voting interests in GLS did not change, there was a change in our related party relationship resulting from the Merger. The adoption of ASU No. 2009-17 required us to account for our interests in GLS under the equity method of accounting and resulted in the deconsolidation of GLS at the Merger. The unaudited pro forma consolidated financial statements have been adjusted to reflect the deconsolidation of GLS as if it had occurred on January 2, 2010.

The unaudited pro forma adjustments are based upon available information and certain assumptions that we believe are reasonable under the circumstances. The unaudited pro forma consolidated financial information is presented for informational purposes only. The unaudited pro forma consolidated financial information does not purport to represent what our results of operations would have been had the Merger actually occurred on the date indicated. The unaudited pro forma consolidated financial statements should be read in conjunction with the information contained in “Selected Financial Data,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

The Merger was accounted for using acquisition accounting. The pro forma information presented, including the allocation of purchase price, is based on the fair values of assets acquired and liabilities assumed, information and assumptions available at the time of the Merger. The final purchase price allocation was dependent on, among other things, the finalization of asset and liability valuations. As of the date of this Annual Report on Form 10-K, the final valuation prepared by third-party appraisers was complete and was used to determine the fair values of the assets acquired, the liabilities assumed and the related allocation of purchase price.

UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2010

	Historical	Adjustments		Pro Forma
(Amounts in thousands)	As Restated (6)
Revenue	$1,696,415	$1,689,443	(1)	$3,385,858
Cost of services	(1,547,919)	(1,545,585	) (1)	(3,093,504)
Selling, general and administrative	(78,024)	(53,852	) (1)(2)	(131,876)
Merger expenses	(51,722)	—		(51,722)
Depreciation and amortization expense	(25,776)	(25,389	) (1)(3)	(51,165)
Earnings from equity method investees	10,337	9,407	(1)	19,744

Operating income	3,311	74,024		77,335
Interest expense	(46,845)	(46,845	) (1)(4)	(93,690)
Bridge commitment fee	(7,963)	—		(7,963)
Interest income	420	84	(1)	504
Other income, net	1,872	3,384	(1)	5,256

(Loss) income before income taxes	(49,205)	30,647		(18,558)
Benefit (provision) for income taxes	9,690	(3,013	) (1)(5)	6,677

Net (loss) income	(39,515)	27,634		(11,881)
Noncontrolling interests	(1,361)	(1,434	) (1)	(2,795)

Net (loss) income attributable to Delta Tucker Holdings, Inc.	$(40,876)	$26,200		$(14,676)

(1)	Represents the elimination of GLS results of operations for the six months ended July 2, 2010 and the addition of DynCorp International Inc’s results of operations for the six months ended July 2, 2010. Our portion of GLS earnings is reflected in earnings from equity method investees. See summary below:

(Amounts in thousands)	DynCorp International Inc. Six Months Ended July 2, 2010	Global Linguist Solutions Six Months Ended July 2, 2010
Revenues	$1,998,504	$(309,061)*
Cost of services	(1,830,793)	285,208
Selling, general and administrative	(57,822)	4,470
Depreciation and amortization expense	(20,989)	—
Earnings from equity method investees	—	9,407

Operating income	88,900	(9,976)
Interest expense	(26,279)	—
Interest income	84	—
Other income, net	2,445	939

Income before income taxes	65,150	(9,037)
Provision from income taxes	(21,946)	—

Net income	43,204	(9,037)
Noncontrolling interests	(10,932)	9,498

Net income (loss) attributable to Delta Tucker Holdings, Inc.	$32,272	$461

*	Adjustments to remove Global Linguist Solutions
(2)	Represents the elimination of Veritas Capital LLP’s management fee of $0.3 million and the addition of the Cerberus Capital Management, L.P. management fee of $0.7 million.

(3)	Represents the elimination of amortization expense associated with historical customer related and other intangible assets and the addition of the amortization expense associated with the customer related and other intangible assets from the Merger of $4.4 million. The customer related intangibles and other intangibles have a weighted average useful life of 9.2 years and 6.1 years, respectively.
(4)	Represents the increase in interest expense to reflect the impact of (i) interest expense resulting from the issuance of debt at the merger date and (ii) the amortization of financing costs over the terms of the corresponding debt. A summary below:

(Amounts in thousands)	For the twelve months ended December 31, 2010
Pro forma interest expense (a)	$42,684
Pro forma amortization of deferred financing fees	4,161

Total pro forma interest expense and deferred financing costs	46,845
Historical interest expense and deferred financing fees (b)	(26,279)

Total increase	$20,566

(a)	Represents pro forma interest expense calculated using our applicable interest rate as of year end as the utilization under the revolver was consistent for the year (i) on the $455.0 million senior unsecured notes, (ii) on the $570.0 million term loan and (iii) on the borrowings under the $150 million revolving credit facility.
(b)	Note the historical interest expense line item on the pro forma income statement includes immaterial amounts of interest expense related to non debt transactions.
(5)	Represents the revised estimated tax provision utilizing the statutory federal and state income tax rate of 35.98% for the calendar year ended December 31, 2010. The tax adjustment was calculated by multiplying the pro forma loss before income taxes times the statutory rate less the historical benefit from income taxes.
(6)	The Company has restated its consolidated financial statements for the period from April 1, 2010 (inception) through December 31, 2010. The table above presents the restated amounts for the respective period. Refer Note 16 to the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion.

Pro Forma Results of Operations for the twelve months ended December 31, 2010 compared to the historical results of operations for the year ended December 30, 2011

Consolidated Results

The following table sets forth our consolidated results of operations, both in dollars and as a percentage of revenue, for the year ended December 30, 2011 and for the pro forma twelve months ended December 31, 2010:

(Amounts in thousands)	For the year ended December 30, 2011 As Restated (1)		Pro forma results for the twelve months ended December 31, 2010
Revenue	$3,719,152	100.0%	$3,385,858	100.0%
Cost of services	(3,408,842)	(91.7)%	(3,093,504)	(91.4)%
Selling, general and administrative expenses	(149,551)	(4.0)%	(131,876)	(3.9)%
Merger expenses incurred by Delta Tucker Holdings, Inc.	—	—	(51,722)	(1.5)%
Depreciation and amortization expense	(50,773)	(1.4)%	(51,165)	(1.5)%
Earnings from equity method investees	12,800	0.3%	19,744	0.6%
Impairment of equity method investment	(76,647)	(2.0)%	—	—
Impairment of goodwill	(33,768)	(0.9)%	—	—

Operating income	12,371	0.3%	77,335	2.3%
Interest Expense	(91,752)	(2.5)%	(93,690)	(2.8)%
Bridge commitment fee	—	—	(7,963)	(0.2)%
Loss on early extinguishment of debt	(7,267)	(0.2)%	—	—
Interest income	205	—	504	—
Other income, net	6,071	0.2%	5,256	0.2%

Loss before income taxes	(80,372)	(2.2)%	(18,558)	(0.5)%
Benefit for income taxes	20,941	0.6%	6,677	0.2%

Net loss	(59,431)	(1.6)%	(11,881)	(0.3)%
Noncontrolling interests	(2,625)	(0.1)%	(2,795)	(0.1)%

Net loss attributable to Delta Tucker Holdings, Inc.	$(62,056)	(1.7)%	$(14,676)	(0.4)%

(1)	The Company has restated its consolidated financial statements for the fiscal year ended December 30, 2011 and for the Pro Forma twelve months ended December 31, 2010. The table above presents the restated amounts for the respective period. Refer Note 16 to the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion.

Revenue — Revenue for the year ended December 30, 2011 was $3,719.2 million, an increase of $333.3 million, or 9.8%, compared to the pro forma twelve months ended December 31, 2010. The increase was primarily driven by an increase in LOGCAP IV operations in Afghanistan. Revenue growth was also attributable to our INL Air Wing program as a result of expanding aircraft and personnel requirements in support of the DoS in Iraq and Afghanistan as well as continued growth under our CFT programs. These increases in revenue were partially offset by the loss of the LCCS contract during the first quarter of 2011.

Cost of services — Cost of services are comprised of direct labor, direct material, overhead, subcontractor, travel, supplies and other miscellaneous costs. Cost of services for the year ended December 30, 2011 was $3,408.8 million, an increase of $315.3 million, or 10.2%, compared to the pro forma twelve months ended December 31, 2010. The increase in Cost of services was primarily due to the growth in our business consistent with the growth in revenue discussed above. As a percentage of revenue, Cost of services increased to 91.7% for the year ended December 30, 2011 from 91.4% for the pro forma twelve months ended December 31, 2010 primarily as a result the growth of our LOGCAP IV program, a cost-reimbursable contract that operates at lower margins relative to the overall contract mix, which contributed a greater share of our overall consolidated operations during the year ended December 30, 2011 relative to the pro forma twelve months ended December 31, 2010.

Selling, general and administrative expenses (“SG&A”) — SG&A primarily relates to functions such as management, legal, financial accounting, contracts and administration, human resources, management information systems, purchasing, and business development. SG&A increased by $17.7 million, or 13.4%, to $149.6 million for the year ended December 30, 2011 compared to the pro forma twelve months ended December 31, 2010 primarily as a result of non-routine severance costs incurred during the year ended December 30, 2011 associated with the corporate realignment and the acceleration of the Phoenix and Casals retention bonuses during the year ended December 30, 2011 partially offset by non-recurring severance related costs of $7.5 million associated with our former CEO and CFO during the pro forma twelve months ended December 31, 2010. These changes also drove the increase in SG&A as a percentage of revenue to 4.0% for the year ended December 30, 2011 compared to 3.9% for the pro forma twelve months ended December 31, 2010.

Merger expenses incurred by Delta Tucker Holdings, Inc. — Merger expenses of $51.7 million incurred by Delta Tucker Holdings, Inc. relate to legal costs and deal fees directly associated with the Merger, other than the bridge commitment fee which is discussed separately below. These expenses are non-recurring.

Depreciation and amortization — Depreciation and amortization for the year ended December 30, 2011 was $50.8 million, a decrease of $0.4 million, or 0.8%, compared to the pro forma twelve months ended December 31, 2010. The decrease was primarily the result of certain non-compete agreements becoming fully amortized during the second half of the year ended December 30, 2011.

Earnings from equity method investees — Earnings from equity method investees includes our proportionate share of the income of our equity method investees deemed to be operationally integral to our business, such as GLS. Earnings from equity method investees for the year ended December 30, 2011 was $12.8 million, a decrease of $6.9 million, or 35.2%, compared to the pro forma twelve months ended December 31, 2010. The decrease was primarily the result of the decrease in our GLS earnings. In September 2011, we recorded an impairment of our investment in GLS resulting in us no longer recognizing any such earnings until we receive cash through dividend distribution.

Impairment of equity method investment — During the year ended December 30, 2011, we recorded a $76.6 million impairment of our investment in GLS as we concluded it had a loss in value that was other than temporary. As such, we no longer recognize any earnings from our investment in GLS until we receive cash through a dividend distribution.

Impairment of goodwill — During the year ended December 30, 2011 we recognized an impairment charge of $33.8 million on the goodwill associated with two reporting units within the TIS segment as a result of the decline in the projected future cash flows resulting primarily from uncertain market trends and shifts in program priorities and funding requirements which has resulted in lower margins.

Interest expense — Interest expense for the year ended December 30, 2011 was $91.8 million, a decrease of $1.9 million, or 2.1%, compared to the pro forma twelve months ended December 31, 2010. The decrease was primarily due to the reduction of the principal balance of our Term Loan. We made principal prepayments of $147.3 million during the year ended December 30, 2011.

Bridge commitment fee incurred by Delta Tucker Holdings, Inc. — Bridge commitment fees of $8.0 million relate to costs associated with a bridge financing arrangement which expired upon issuance of the notes issued in connection with the Merger.

Loss on early extinguishment of debt — Loss on the early extinguishment of debt of $7.3 million for the year ended December 30, 2011 was attributable to principal prepayments on our Term Loan totaling $147.3 million made during the year ended December 30, 2011.

Other income, net — Other income, net includes our share of earnings from unconsolidated joint ventures that are not operationally integral to our business as well as gains/losses from foreign currency. Other income, net was $6.1 million for the year ended December 30, 2011, an increase of $0.8 million, or 15.5%, compared to the pro forma twelve months ended December 31, 2010. The increase in Other income, net was primarily due to growth of operations under our unconsolidated joint venture Babcock DynCorp Limited.

Income taxes — The effective tax rate for the year ended December 30, 2011 was 26.1% as compared to 36.0% for the pro forma twelve months ended December 31, 2010. The effective tax rate for the year ended December 30, 2011 was driven primarily by our combined federal and state statutory rates and certain permanent differences, primarily resulting from the Merger, as well as the reversal of approximately $1.0 million in reserves on uncertain tax positions in conjunction with new Internal Revenue Service (“IRS”) guidance. The effective tax rate for the pro forma twelve months ended December 31, 2010 was calculated by multiplying the pro forma loss before income taxes times the statutory rate less the historical benefit from income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Cash generated by operations and borrowings available under our senior secured credit facility (“Senior Credit Facility”) are our primary sources of short-term liquidity (refer to Note 8 to the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more detail). We believe our cash flow from operations and our available borrowings will be adequate to meet our liquidity needs for the next twelve months. However, access to our Revolver is dependent upon our meeting financial and non-financial covenants, summarized below, and our cash flow from operations is heavily dependent upon billing and collection of our accounts receivable. Significant changes such as CR or any other limitations in collections or loss of our ability to access our revolver could materially negatively impact liquidity and our ability to fund our working capital needs. Our primary use of short-term liquidity includes debt service and working capital needs sufficient to pay for materials, labor, services or subcontractors prior to receiving payments from our customers. There can be no assurance that sufficient capital will continue to be available in the future or that it will be available at terms acceptable to us. Failure to meet covenant obligations could result in elimination of access to our Senior Credit Facility, which would materially affect our future expansion strategies and our ability to meet our operational obligations. Although we operate internationally, virtually all of our cash is held by either U.S. entities or by foreign entities which are structured as pass through entities. As a result, we do not have significant risk associated with our ability to repatriate cash.

Management believes Days Sales Outstanding (“DSO”) is an appropriate way to measure our billing and collections effectiveness. DSO measures the efficiency in collecting our receivables as of the period end date and is calculated based on average daily revenue for the most recent quarter and accounts receivable, net of customer advances, as of the balance sheet date. As of December 31, 2012 and December 30, 2011, DSO was 69 days for both periods.

We expect our cash position to remain strong throughout calendar year 2013 as we continue to focus on working capital management and growth in our business. We expect cash to continue to be impacted by interest payments on the Senior Credit Facility and the Senior Unsecured Notes. Interest payments are expected to be lower during calendar year 2013 as a result of the $90.0 million and $147.3 million in principal prepayments made during the years ended December 31, 2012 and December 30, 2011, respectively.

The federal net operating loss carry forwards (“NOLs”) were fully utilized during the year-end December 31, 2012 and our foreign tax credits will be exhausted during calendar year 2013 which will result in cash tax payments.

Cash Flow Analysis

The following table sets forth cash flow data for the periods indicated therein:

	Delta Tucker Holdings, Inc.			Predecessor
	For the years ended		For the period from April 1, 2010 (Inception) through December 31, 2010	For the fiscal quarter ended	For the fiscal year ended
(Amounts in thousands)	December 31, 2012	December 30, 2011
				July 2, 2010	April 2, 2010
Net cash provided by (used in) operating activities	$144,190	$167,986	$(27,089)	$21,723	$90,473
Net cash used in investing activities	(12,163)	(3,003)	(878,218)	(2,874)	(88,875)
Net cash (used in) provided by financing activities	(83,457)	(147,315)	957,844	(5,433)	(79,387)

Delta Tucker Holdings, Inc.—The year ended December 31, 2012 compared to the year ended December 30, 2011

Operating Activities

Cash provided by operations for the year ended December 31, 2012 was $144.2 million as compared to cash provided by operations of $168.0 million for the year ended December 30, 2011. Cash provided by operations during the year ended December 31, 2012 was primarily the result of growth in earnings before interest, taxes, and depreciation & amortization (“EBITDA”), working capital improvements, including net cash received of approximately $66.2 million on December 31, 2012, and the release of restricted cash. Cash provided by operations for the year ended December 31, 2012, compared to Cash provided by operations for the year ended December 30, 2011 was negatively impacted by a $46.0 million tax refund resulting from the approved Change in Accounting Methodology (“CIAM”) with the IRS that occurred in 2011 and did not recur in 2012.

Investing Activities

Cash used in investing activities for the year ended December 31, 2012 was $12.2 million as compared to cash used in investing activities of $3.0 million for the year ended December 30, 2011. Cash used in investing activities during the year ended December 31, 2012 was primarily the result of the acquisition of Heliworks, Inc. and investments in fixed assets partially offset by the return of capital from our PaTH and CRS joint ventures. Cash used in investing activities during the year ended December 30, 2011 was driven by contributions to PaTH, our 30% owned joint venture, as well as purchases of property and equipment and software, partially offset by the return of capital from our GLS and CRS joint ventures.

Financing Activities

Cash used in financing activities for the year ended December 31, 2012 was $83.5 million as compared to cash used in financing activities of $147.3 million for the year ended December 30, 2011. Cash used in financing activities during the year ended December 31, 2012 was primarily the result of $90.0 million in prepayments on our Term Loan partially offset by borrowings related to financed insurance. Cash used in financing activities during the year ended December 30, 2011 was primarily driven by three significant prepayments on our Term Loan, in addition to our quarterly principal payments during the year, partially offset by net borrowings related to financed insurance.

Delta Tucker Holdings, Inc.—For the period from April 1, 2010 (inception) through December 31, 2010

Operating Activities

Cash used in operations of $27.1 million for the period from April 1, 2010 (inception) through December 31, 2010 was impacted by $63.1 million of merger-related costs, interest paid of $19.7 million and an increase in working capital, partially offset by $31.7 million from net tax refunds.

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

Investing Activities

Cash used in investing activities was $2.9 million for the fiscal quarter ended for the fiscal quarter ended July 2, 2010. The cash used was primarily for equipment additions.

Financing Activities

Cash used in financing activities was $5.4 million for the fiscal quarter ended July 2, 2010. The cash used in financing activities during the fiscal quarter ended July 2, 2010 was primarily due to the payments of noncontrolling interests dividends.

Predecessor Cash Flows—For the fiscal year ended April 2, 2010

Operating Activities

Cash flows provided by operating activities for the fiscal year ended April 2, 2010 was $90.5 million. Cash generated from operations for the fiscal year ended April 2, 2010 benefited from the combination of our continued profitable revenue growth offset by increases in net working capital.

Investing Activities

Cash used in investing activities was $88.9 million for the fiscal year ended April 2, 2010 and was primarily due to the acquisitions of Phoenix and Casals and the purchase of helicopter assets.

Financing Activities

Cash used in financing activities was $79.4 million for the fiscal year ended April 2, 2010 and was primarily the result of the $23.4 million excess cash flow payment on the senior credit facility, the $24.3 million bond repurchases and $28.1 million in dividend payments to non-controlling interest holders.

Financing

Long-term debt consisted of the following:

	Delta Tucker Holdings, Inc.
(Amounts in thousands)	December 31, 2012	December 30, 2011	December 31, 2010
Pre-merger term loan	$—	$—	$—
Pre-merger 9.5% senior subordinated notes	637	637	637
Term loan	327,272	417,272	568,575
10.375% senior unsecured notes	455,000	455,000	455,000

Total indebtedness	782,909	872,909	1,024,212
Less current portion of long-term debt	(637)	—	(5,700)

Total long-term debt	$782,272	$872,909	$1,018,512

In connection with the Merger on July 7, 2010, substantially all of DynCorp International’s debt outstanding as of April 2, 2010 was repaid and replaced with new debt described below. However, $0.6 million of the pre-Merger 9.5% Senior subordinated notes due February 15, 2013, remained outstanding as of December 31, 2012, as the holders opted to retain their investment. Due to principal prepayments made on our Term Loan during the year ended December 30, 2011, we have satisfied our responsibility to make quarterly principal payments through July 7, 2016. See Note 8 to the DynCorp International consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion related to the pre-Merger debt.

Senior Credit Facility

In connection with the Merger, DynCorp International entered into a senior secured credit facility on July 7, 2010 (the “Senior Credit Facility”), with a banking syndicate and Bank of America, NA as Agent.

Our Senior Credit Facility is secured by substantially all of our assets, guaranteed by the Company and all of DynCorp International’s domestic subsidiaries, and provides a $570 million term loan facility (the “Term Loan”) through July 7, 2016 and a $150 million credit facility (the “Revolver”) through July 7, 2014, including a $100 million letter of credit subfacility. As of December 31, 2012 and December 30, 2011, the balance of our Term Loan was $327.3 million and $417.3 million, respectively, and we had no borrowings under our Revolver. As of December 31, 2012 and December 30, 2011, the additional available borrowing capacity under the Senior Credit Facility was approximately $111.7 million and $109.6 million, respectively, which gives effect to $38.3 million and $40.4 million in letters of credit, respectively. Refer to Note 8 to the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion of the Senior Credit Facility.

The weighted-average interest rate as of December 31, 2012 and December 30, 2011 for our debt was 8.7% and 8.4%, respectively, excluding the impact of deferred financing fees. There were no interest rate hedges in place during the years ended December 31, 2012 and December 30, 2011.

Interest Rates on Term Loan & Revolver

Both the Term Loan and Revolver bear interest at one of two options, based on our election, using either the (i) base rate (“Base Rate”) plus an applicable margin or the (ii) London Interbank Offered Rate (“Eurocurrency Rate”) plus an applicable margin. The applicable margin for the Term Loan is fixed at 3.5% for the Base Rate option or 4.5% for the Eurocurrency Rate option. The applicable margin for the Revolver ranges from 3.0% to 3.5% for the Base Rate option or 4.0% to 4.5% for the Eurocurrency option based on our outstanding Secured Leverage Ratio at the end of each quarter. The Secured Leverage Ratio is the ratio of total secured consolidated debt (net of up to $50.0 million of unrestricted cash and cash equivalents) to consolidated earnings before interest, taxes, and depreciation & amortization (“Consolidated EBITDA”), as defined in the Senior Credit Facility. Interest payments on both the Term Loan and Revolver are payable at the end of the interest period as defined in the Senior Credit Facility, but not less than quarterly.

The Base Rate is equal to the higher of (a) the Federal Funds Rate plus 0.5% and (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its prime rate; provided that in no event shall the Base Rate be less than 1.00% plus the Eurocurrency Rate applicable to one month interest periods on the date of determination of the Base Rate. The variable Base Rate has a floor of 2.75%.

The Eurocurrency Rate is the rate per annum equal to the British Bankers Association London Interbank Offered Rate (“BBA LIBOR”) as published by Reuters (or other commercially available source providing quotations of BBA LIBOR as designated by the Administrative Agent from time to time) two Business Days prior to the commencement of such interest period. The variable Eurocurrency rate has a floor of 1.75%. As of December 31, 2012 and December 30, 2011, the applicable interest rate for our Term Loan was 6.25% for both periods.

Interest Rates on Letter of Credit Subfacility and Unused Commitment Fees

The letter of credit subfacility bears interest at the applicable margin for Eurocurrency Loans, which ranges from 4.0% to 4.5%. The unused commitment fee ranges from 0.50% to 0.75% depending on the Secured Leverage Ratio, as defined in the Senior Credit Facility. Payments on both the letter of credit subfacility and unused commitments are payable quarterly. As of December 31, 2012 and December 30, 2011 the applicable interest rates for our letter of credit subfacility and unused commitment fees were 4.50% and 0.75%, respectively, for both periods. All of our letters of credit are also subject to a 0.25% fronting fee.

Principal Payments

Our Credit Facility contains an annual requirement to submit a portion of our Excess Cash Flow, as defined in the Credit Facility, as additional principal payments. The first requirement was in 2012 based on annual financial results for the year ended December 30, 2011. Based on the principal payments we made during the years ended December 30, 2011 and December 31, 2012 we did not meet the threshold for an additional Excess Cash Flow payment. Additional principal payments could be required based on net proceeds received from items such as tax refunds or disposition of assets or lines of business.

During the years ended December 31, 2012 and December 30, 2011, we made principal payments of $90.0 million and $151.3 million, respectively on the Term Loan facility. Pursuant to our Term Loan facility quarterly principal payments are required, however, the principal prepayments made in 2011 were applied to the future scheduled maturities and satisfied our responsibility to make quarterly principal payments through July 7, 2016.

Deferred financing costs of $2.1 million and $7.3 million, related to the various principal payments, were expensed and included in Loss on early extinguishment of debt in our consolidated statement of operations for the years ended December 31, 2012 and December 30, 2011, respectively. There were no penalties associated with the prepayments.

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

The total leverage ratio is the ratio of Consolidated Total Debt, as defined in the Senior Credit Facility, less unrestricted cash and cash equivalents (up to $50 million) to Consolidated EBITDA, as defined in the Senior Credit Facility, for the applicable period. Our total leverage ratio cannot be greater than 5.0 to 1.0 through the period ending June 27, 2014, after which, the maximum total leverage diminishes quarterly or semi-annually.

The interest coverage ratio is the ratio of Consolidated EBITDA to Consolidated Interest Expense, as defined in the Senior Credit Facility. The interest coverage ratio must not be less than 2.0 to 1.0 through the period ending June 28, 2013, after which, the minimum total interest coverage ratio increases quarterly or semi-annually thereafter.

In the event we fail to comply with the covenants specified in the Senior Credit Facility and the Indenture governing our Senior Unsecured Notes, we may be in default. On March 30, 2012, we notified Bank of America N.A. (the “Administrative Agent”) of a default in connection with the failure to deliver to the Administrative Agent the financial statements, reports and other documents under the Senior Credit Facility with respect to the year ended December 30, 2011. The default was cured with the filing of the Company’s Annual Report on Form 10-K for the year ended December 30, 2011 with the SEC on April 9, 2012.

Senior Unsecured Notes

On July 7, 2010, DynCorp International completed an offering of $455 million in aggregate principal of 10.375% senior unsecured notes (the “Senior Unsecured Notes”). The initial purchasers were Bank of America Securities LLC, Citigroup Global Markets Inc., Barclays Capital Inc. and Deutsche Bank Securities Inc. The Senior Unsecured Notes were issued under an indenture dated July 7, 2010 (the “Indenture”), by and among us, the guarantors party thereto (the “Guarantors”), including DynCorp International, and Wilmington Trust FSB, as trustee. The Senior Unsecured Notes mature on July 1, 2017. Interest on the Senior Unsecured Notes commenced on January 1, 2011 and is payable on January 1 and July 1 of each year. The balance of our Senior Unsecured Notes was $455.0 million as of both December 31, 2012 and December 30, 2011.

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

We can redeem the new Senior Unsecured Notes, in whole or in part, at defined call prices, plus accrued interest through the redemption date. The Indenture requires us to repurchase the Senior Unsecured Notes at defined prices in the event of certain specified triggering events, including certain asset sales and change of control events.

We or our affiliates may, from time to time, purchase our Senior Unsecured Notes. Any such future purchases may be made through open market or privately negotiated transactions with third parties or pursuant to one or more tender or exchange offers or otherwise, upon such terms and at such prices as we or any such affiliates may determine.

In addition to the Senior Credit Facility and Senior Unsecured Notes, $0.6 million of our pre-Merger 9.5% senior subordinated notes remained outstanding as of December 31, 2012.

Contractual Commitments

The following table represents our contractual commitments associated with our debt and other obligations as of December 31, 2012:

	Calendar Years (1)
(Amounts in thousands)	2013	2014	2015	2016	2017	Thereafter	Total
Term Loan (2)	$—	$—	$—	$327,272	$—	$—	$327,272
Pre-merger senior subordinated notes	637	—	—	—	—	—	637
Senior Unsecured Notes	—	—	—	—	455,000	—	455,000
Interest on indebtedness (3)	67,953	67,945	67,945	57,944	23,603	—	285,390
Operating leases (4)	20,253	13,845	10,519	8,559	5,535	10,926	69,637
Liability on uncertain tax positions(5)	—	5,600	—	3,293	—	—	8,893

Total contractual obligations	$88,843	$87,390	$78,464	$397,068	$484,138	$10,926	$1,146,829

(1)	As of December 31, 2012, there were no amounts outstanding under our Revolver.
(2)	Excludes the potential of future mandatory principal payments due to excess cash flow requirements, which could affect the timing of future principal payments. Additionally, due to principal prepayments made on our Term Loan during the year ended December 30, 2011, we have satisfied our responsibility to make quarterly principal payments through July 7, 2016. See Note 8 to the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion.
(3)	Represents interest expense calculated using interest rates of: (i) 9.5% for our pre-merger senior subordinated notes, (ii) 10.375% for our Senior Unsecured Notes, (iii) 6.25% for our Term Loan, (iv) 4.5% for our Letters of Credit currently outstanding and (v) 0.75% for the unused borrowing capacity available under our Revolver.
(4)	For additional information about our operating leases, see Note 9 to the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
(5)	Represents the amount by which the unrecognized tax benefits will change in each respective year and thereafter. See Note 5 to the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this 10K for further discussion.

Non-GAAP Measures

We define EBITDA as Generally Accepted Accounting Principles (“GAAP”) net income attributable to Delta Tucker Holdings, Inc./Predecessor adjusted for interest expense, taxes and depreciation and amortization. Adjusted EBITDA is calculated by adjusting EBITDA for the items described in the table below. We use EBITDA and Adjusted EBITDA as supplemental measures in the evaluation of our business and believe that EBITDA and Adjusted EBITDA provide a meaningful measure of operational performance on a consolidated basis because it eliminates the effects of period to period changes in taxes, costs associated with capital investments and interest expense and is consistent with one of the measures we use to evaluate management’s performance for incentive compensation. In addition, Adjusted EBITDA as presented in the table below corresponds to the definition of Consolidated EBITDA used in the Senior Secured Credit Facilities and the definition of EBITDA used in the Indenture governing the Senior Unsecured Notes to test the permissibility of certain types of transactions, including debt incurrence. Neither EBITDA nor Adjusted EBITDA is a financial measure calculated in accordance with GAAP. Accordingly, they should not be considered in isolation or as substitutes for net income attributable to Delta Tucker Holdings, Inc./Predecessor or other financial measures prepared in accordance with GAAP.

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

	Delta Tucker Holdings, Inc.			Predecessor
	For the years ended		For the period from April 1, 2010 (Inception) through December 31, 2010 As Restated (7)	For the fiscal quarter ended	For the fiscal year ended
	December 31, 2012	December 30, 2011 As Restated (7)		July 2, 2010	April 2, 2010
(Amount in thousands)	(unaudited)			(unaudited)
Net (loss) income attributable to Delta Tucker Holdings, Inc. / Predecessor	$(8,937)	$(62,056)	$(40,876)	$12,804	$77,444
Provision (benefit) for income tax	15,598	(20,941)	(9,690)	9,279	47,035
Interest expense, net of interest income	86,155	91,547	46,425	12,534	55,108
Depreciation and amortization(1)	51,814	52,494	26,225	10,525	42,578

EBITDA	144,630	61,044	22,084	45,142	222,165
Non-recurring or unusual gains or losses or income or expenses and non-cash impairments (2)	54,354	122,151	5,452	—	17,149
Equity-based compensation	—	—	—	3,518	2,863
Changes due to fluctuation in foreign exchange rates	(226)	(210)	(129)	(26)	(353)
Earnings from affiliates not received in cash(3)	(699)	(1,297)	(192)	(433)	(1,863)
Employee non-cash compensation, severance, and retention expense	1,381	8,483	4,639	866	1,959
Management fees (4)	1,075	777	691	—	—
Acquisition accounting and Merger-related items (5)	(4,195)	(2,171)	71,585	3,414	3,622
Worldwide Network Services settlement	—	—	—	—	(10,000)
Annualized operational efficiencies (6)	—	855	6,271	—	—
Other	(50)	2,011	—	—	—

Adjusted EBITDA	$196,270	$191,643	$110,401	$52,481	$235,542

(1)	Amount includes certain depreciation and amortization amounts which are classified as Cost of services in the consolidated statements of operations of Delta Tucker Holdings, Inc. and our Predecessor included elsewhere in this Annual Report on Form 10-K.
(2)	Amount includes the impairment of our investment in the GLS joint venture, impairment of goodwill and the impairment of intangibles, as well as our unusual income and expense items.
(3)	Includes our unconsolidated affiliates.
(4)	Amount presented relates to the Delta Tucker Holdings, Inc. management fees. We excluded the Predecessor management fees from the EBITDA adjustments above.
(5)	The Delta Tucker Holdings, Inc. amount includes the amortization of intangibles arising pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805—Business Combinations.
(6)	Represents a defined EBITDA adjustment under our debt agreements for the amount of cost savings, operating expense reductions and synergies projected as a result of specified actions taken or with respect to which substantial steps have been taken during the period.
(7)	The Company has restated its consolidated financial statements for the fiscal years ended December 30, 2011 and for the period from April 1, 2010 (inception) through December 31, 2010. The table above presents the restated amounts for the respective periods. Refer Note 16 to the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion.

Off-Balance Sheet Arrangements

As of December 31, 2012, we did not have any material off-balance sheet arrangements as defined under SEC rules.

Effects of Inflation

We have generally been able to anticipate increases in costs when pricing our contracts. Bids for longer term fixed-price and time-and-materials type contracts typically include sufficient labor and other cost escalations in amounts expected to cover cost increases over the periods of performance. A significant amount of our contracts are cost-reimbursable type contracts, which consequently, eliminate the impact of inflation. Costs and revenue include an inflationary increase that is commensurate with the general economy in which we operate. As such, Net income attributable to Delta Tucker Holdings, Inc. or our Predecessor has not been materially impacted by inflation.

Critical Accounting Policies and Estimates

The process of preparing financial statements in conformity with GAAP requires the use of estimates and assumptions to determine reported amounts of certain assets, liabilities, revenues and expenses and the disclosure of related contingent assets and liabilities. These estimates and assumptions are based on information available at the time of the estimates or assumptions, including our historical experience, where relevant. Significant estimates and assumptions are reviewed quarterly by management. The evaluation process includes a thorough review of key estimates and assumptions used in preparing our financial statements. Because of the uncertainty of factors surrounding the estimates, assumptions and judgments used in the preparation of our financial statements, actual results may materially differ from the estimates.

Our critical accounting policies and estimates are those policies and estimates that are both most important to our financial condition and results of operations and require the most difficult, subjective or complex judgments on the part of management in their application, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. For a summary of all of our significant accounting policies, see Note 1 to the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Management discusses our critical accounting policies and estimates with the Audit Committee of our Board of Directors annually.

Revenue Recognition and Cost Estimation on Long-Term Contracts

General—We are predominantly a services provider and only include products or systems when necessary for the execution of the service arrangement. As such, systems, equipment or materials are not generally separable from the services we provide. Revenue is recognized when persuasive evidence of an arrangement exists, services or products have been provided to the customer, the sales price is fixed or determinable (for non-U.S. government contracts) or costs are identifiable, determinable, reasonable and allowable (for our U.S. government contracts), and collectability is reasonably assured (for non-U.S. government contracts) or a reasonable contractual basis for recovery exists (for U.S. government contracts). Our contracts typically fall into the following four categories with the first representing substantially all of our revenue: (i) federal government contracts, (ii) construction-type contracts, (iii) software contracts and (iv) other contracts. We apply the appropriate guidance consistently to similar contracts.

Major factors we consider in determining total estimated revenue and cost include the base contract price, contract options, change orders (modifications of the original contract), back charges and claims, and contract provisions for penalties, award fees and performance incentives. All of these factors and other special contract provisions are evaluated throughout the life of our contracts when estimating total contract revenue under the percentage-of-completion or proportional methods of accounting. We inherently have risks related to our estimates with long-term contracts. Actual amounts could materially differ from these estimates. We believe the following are inherent to the risk of estimation: (i) assumptions are uncertain and inherently judgmental at the time of the estimate; (ii) use of reasonably different assumptions could have changed our estimates, particularly with respect to estimates of contract revenues, costs and recoverability of assets, and (iii) changes in estimates could have material effects on our financial condition or results of operations. The impact of all of these factors could contribute to a material cumulative adjustment.

Many of our contracts with the U.S. government contain award fees. We recognize award fee revenue when we can make reasonably determinable estimates of award fees to consider them in determining total estimated contract revenue. We do not consider the mere existence of potential award fees as presumptive evidence that award fees are to be automatically included in determining total estimated revenue. In some cases, we may not be able to reliably predict whether performance targets will be met, and as a result, we exclude the award fees from the determination of total revenue in such instances. Our accrual of award fees may require adjustments from time to time.

We expense pre-contract costs as incurred for an anticipated contract until the contract is awarded. Throughout the life of the contract, indirect costs, including general and administrative costs, are expensed as incurred. Management regularly reviews project profitability and underlying estimates, including total cost to complete a project. For each project, estimates for total project costs are based on such factors as a project’s contractual requirements and management’s assessment of current and future pricing, economic conditions, political conditions and site conditions. Estimates can be impacted by such factors as additional requirements from our customers, a change in labor markets impacting the availability or cost of a skilled workforce, regulatory changes both domestically and internationally, political unrest or security issues at project locations. Revisions to estimates are reflected in our results of operations as changes in accounting estimates in the periods in which the facts that give rise to the revisions become known by management. See aggregate changes in accounting estimates in Note 1 to the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

We believe long-term contracts, contracts in a loss position and contracts with material award fees drive the significant potential changes in estimates in our contracts. These estimates are reviewed and assessed quarterly and could result in favorable or unfavorable adjustments.

Federal Government Contracts — For all non-construction and non-software U.S. federal government contracts or contract elements, we apply the guidance in ASC 912—Contractors—Federal Government. We apply the combination and segmentation guidance in ASC 605-35 Revenue—Construction-Type and Production-Type Contracts under the guidance of ASC 912 in analyzing the deliverables contained in the applicable contract to determine appropriate profit centers. Revenue is recognized by profit center using the percentage-of-completion method or completed-contract method. The completed-contract method is used when reliable estimates cannot be supported for percentage-of-completion method recognition or for short duration projects when the results of operations would not vary materially from those resulting from use of the percentage-of-completion method. Until complete, project costs may be maintained in work-in-progress, a component of inventory.

Projects under our U.S. federal government contracts typically have different pricing mechanisms that influence how revenue is earned and recognized. These pricing mechanisms are classified as cost-plus-fixed-fee, fixed-price, cost-plus-award-fee or time-and-materials (including unit-price / level-of-effort contracts). Any of these contract types can be executed under an IDIQ contract, which does not represent a firm order for services. As a result, the exact timing and quantity of delivery and pricing mechanism for IDIQ profit centers are generally not known at the time of contract award, but they can contain any type of pricing mechanism.

Revenue on projects with a fixed-price or fixed-fee, including those with award fees, is recognized based on progress towards completion over the contract period, measured by either output or input methods appropriate to the services or products provided. For example, “output measures” can include periods of service, such as for aircraft fleet maintenance, and units delivered or produced, such as aircraft for which modification has been completed. “Input measures” can include a cost-to-cost method, such as for procurement-related services.

Revenue on time-and-materials projects is recognized at contractual billing rates for applicable units of measure (e.g. labor hours incurred, units delivered). Revenue related to our unconsolidated joint ventures, where a shared service agreement exists, is recognized equal to the costs incurred to provide these services.

Construction Contracts or Contract Elements — For all construction-type contracts or contract elements, revenue is recognized by profit center using the percentage-of-completion method.

Software Contracts or Contract Elements — It is our policy to review any arrangement containing software or software deliverables using applicable GAAP for software revenue recognition, as discussed further in Note 1 to the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We have not historically sold software on a separate, standalone basis. As a result, software arrangements are typically accounted for as one unit of accounting and are recognized over the service period, including the period of post-contract customer support. We did not enter into any new software contracts or contracts with software elements during the years ended December 31, 2012 or December 30, 2011 or during the period from April 1, 2010 (inception) through December 31, 2010.

Other Contracts or Contract Elements — Our contracts with non-federal government customers are predominantly service arrangements. Multiple-element arrangements involve multiple obligations in various combinations to perform services, deliver equipment or materials, grant licenses or other rights, or take certain actions. We evaluate all deliverables in an arrangement to determine whether they represent separate units of accounting. Arrangement consideration is allocated among the separate units of accounting based on the guidance applicable for the multiple-element arrangements. Many of our arrangements were entered into prior to January 1, 2011. For these arrangements, arrangement considerations are allocated to those identified as multiple-element arrangements based on their relative fair values. Fair values are established by evaluating vendor specific objective evidence (“VSOE”) or third-party evidence, if available. Due to the customized nature of our arrangements, VSOE and third-party evidence is generally not available, which results in the arrangements being accounted for as one unit of accounting. For arrangements that are entered into or materially modified after January 1, 2011, arrangement considerations are allocated to those identified as multiple-element arrangements based on their relative selling price. Relative selling price is established through VSOE, third-party evidence, or management’s best estimate of selling price. Due to the customized nature of our arrangements, VSOE and third-party evidence is generally not available, and therefore, relative selling price is generally allocated to multiple-element arrangements utilizing management’s best estimate of selling price.

Deferred Taxes, Tax Valuation Allowances and Tax Reserves

Our income tax expense, deferred tax assets and liabilities and reserves for uncertain tax positions reflect management’s best estimate of future taxes to be paid. We are subject to income taxes in both the U.S. and numerous foreign jurisdictions. Significant judgments and estimates are required in determining the consolidated income tax expense. Income tax expense is the amount of tax payable for the period net of the change in deferred tax assets and liabilities during the period.

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

Under ASC 740—Income Taxes, we may recognize the tax benefit from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained on examination by the taxing authorities. The determination is based on the technical merits of the position and presumes that each uncertain tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information.

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

Impairment of Goodwill

As a result of the Company applying acquisition accounting related to the Merger on July 7, 2010, our balance sheet included $679.4 million in goodwill as of December 31, 2010, which represented the excess of costs over the fair value of our assets. During the years ended December 31, 2012 and December 30, 2011, we recorded non-cash impairment charges of $44.6 million and $33.8 million, respectively. The reduction in goodwill during the year ended December 31, 2012 was partially offset with the recognition of $3.0 million of goodwill in conjunction with the acquisition of Heliworks, Inc. In total, the changes for the years ended December 31, 2012 and December 30, 2011 have reduced the goodwill balance to $604.1 million as of December 31, 2012. See Note 3 to the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere within this Annual Report on Form 10-K for further discussion. The goodwill carrying value is allocated to our operating segments using a relative fair value approach based on our nine reporting units. Of the nine reporting units, eight are consolidated in our financial statements, while GLS was deconsolidated as of the Merger date. Our reporting units are allocated goodwill based on relative fair values as required under ASC 350—Intangibles—Goodwill and Other, all of which had estimated fair values that substantially exceeded their carrying values.

In accordance with ASC 350-20—Intangibles—Goodwill, we evaluate goodwill for impairment annually and when an event occurs or circumstances change to suggest that the carrying value may not be recoverable. We performed our annual goodwill impairment test as of October 2012, the first month of the fourth quarter of our calendar year. We also assess goodwill at the end of a quarter if a triggering event occurs. In determining whether an interim triggering event has occurred, management monitors (i) the actual performance of the business relative to the fair value assumptions used during our annual goodwill impairment test, (ii) and significant changes to future expectations.

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

Determining the fair value of a reporting unit or an indefinite-lived intangible asset involves judgment and the use of significant estimates and assumptions, particularly related to future operating results and cash flows. These estimates and assumptions include, but are not limited to, revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and identification of appropriate market comparable data. Preparation of forecasts and the selection of the discount rate involve significant judgments that we base primarily on existing firm orders, expected future orders, and general market conditions. Significant changes in these forecasts, the discount rate selected, or the weighting of the income and market approach could affect the estimated fair value of one or more of our reporting units and could result in a goodwill impairment charge in a future period.

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

We evaluate goodwill for impairment annually or when an event occurs or circumstances change to suggest that the carrying value may not be recoverable. Our annual impairment testing date is the first month of the fourth quarter of each fiscal year. In conjunction with the test performed in October 2012, we determined that the carrying value of the goodwill associated with the Security reporting unit within the Security segment and Training and Mentoring (“TM”) reporting unit within the TIS segment unit exceeded the fair value due to a decline in the projected future cash flows. We recorded a non-cash impairment charge of $13.7 million and $30.9 million for the Security and TM segments, respectively, for the year ended December 31, 2012. Additionally, we determined that the carrying values of certain intangibles within the TIS segment exceeded the fair value due to a change in the business model during the fourth quarter of the year ended December 31, 2012. As such, we recorded a non-cash impairment charge of $6.1 million for the year ended December 31, 2012. See Note 3 to the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion.

Commitments and Contingencies

We are involved in various lawsuits and claims that arise in the normal course of business. Amounts associated with lawsuits and claims are reserved for matters in which it is believed that losses are probable and can be reasonably estimated. Reserves related to such matters have been recorded in “Other accrued liabilities.” When only a range of amounts is established and no amount within the range is more probable than another, the lower end of the range is recorded. Legal fees are expensed as incurred.

Recent Accounting Pronouncements

The information regarding recent accounting pronouncements is included in Note 1 to the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our exposure to market risk is primarily related to losses that could potentially arise as a result of adverse changes in interest and foreign currency exchange rates. See “Item 1A. Risk Factors” for further discussion of the market risks we may encounter.

Interest Rate Risk

We have interest rate risk relating to changes in interest rates primarily on our variable rate debt. We manage our exposure to movements in interest rates through the use of a combination of fixed and variable rate debt. As of December 31, 2012, we had 56.1% of our debt at a fixed rate and 43.9% at a variable rate. Our 10.375% senior notes and our 9.5% senior subordinated notes represented our fixed rate debt, which totaled $455.6 million as of December 31, 2012. Our Term Loan and Revolver represent our variable rate debt. As of December 31, 2012, the balance of our Term Loan was $327.3 million, and we had no borrowings under the Revolver. Borrowings under our variable rate debt bear interest, based on our option, at a rate per annum equal to LIBOR, plus the Applicable Margin or the Base Rate plus the Applicable Margin. Both the Term Loan and the Revolver have an interest rate floor of 1.75% for LIBOR borrowings and 2.75% for Base Rate borrowings. The Term Loan interest rate at December 31, 2012 was made up of a 4.50% Applicable Margin plus a 1.75% LIBOR rate totaling 6.25%. If LIBOR increases over 1.75% and we continued to have no outstanding Revolver borrowings, each 25 basis point increase would result in $0.8 million in additional interest expense annually.

Foreign Currency Exchange Rate Risk

We are exposed to changes in foreign currency rates. At present, we do not utilize any derivative instruments to manage risk associated with foreign currency exchange rate fluctuations. The functional currency of certain foreign operations is the local currency. Accordingly, these foreign entities translate assets and liabilities from their local currencies to U.S. dollars using year-end exchange rates, while income and expense accounts are translated at the average rates in effect during the year. The resulting translation adjustment is recorded in Accumulated other comprehensive (loss) income. Our foreign currency transactions were not material for the year ended December 31, 2012.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholder of

Delta Tucker Holdings, Inc.

Falls Church, Virginia

We have audited the accompanying consolidated balance sheets of Delta Tucker Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and December 30, 2011, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the periods ended December 31, 2012 and December 30, 2011 and the period from April 1, 2010 (date of inception) through December 31, 2010. Our audits also included the financial statement schedules listed in the Index at Item 8. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Delta Tucker Holdings, Inc. and subsidiaries as of December 31, 2012 and December 30, 2011, and the results of their operations and their cash flows for each of the periods ended December 31, 2012 and December 30, 2011 and the period from April 1, 2010 (date of inception) through December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Fort Worth, Texas

March 27, 2013

DELTA TUCKER HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended		For the period from April 1, 2010 (Inception)
(Amounts in thousands)	December 31, 2012	December 30, 2011 As Restated	through December 31, 2010 As Restated
Revenue	$4,044,275	$3,719,152	$1,696,415
Cost of services	(3,698,932)	(3,408,842)	(1,547,919)
Selling, general and administrative expenses	(149,362)	(149,551)	(78,024)
Merger expenses incurred by Delta Tucker Holdings, Inc.	—	—	(51,722)
Depreciation and amortization expense	(50,260)	(50,773)	(25,776)
Earnings from equity method investees	825	12,800	10,337
Impairment of equity method investment	—	(76,647)	—
Impairment of goodwill	(44,594)	(33,768)	—
Impairment of intangibles	(6,069)	—	—

Operating income	95,883	12,371	3,311
Interest expense	(86,272)	(91,752)	(46,845)
Bridge commitment fee	—	—	(7,963)
Loss on early extinguishment of debt	(2,094)	(7,267)	—
Interest income	117	205	420
Other income, net	4,672	6,071	1,872

Income (loss) before income taxes	12,306	(80,372)	(49,205)
(Provision) benefit for income taxes	(15,598)	20,941	9,690

Net loss	(3,292)	(59,431)	(39,515)
Noncontrolling interests	(5,645)	(2,625)	(1,361)

Net loss attributable to Delta Tucker Holdings, Inc.	$(8,937)	$(62,056)	$(40,876)

See notes to consolidated financial statements

DELTA TUCKER HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the years ended		For the period from April 1, 2010 (Inception)
(Amounts in thousands)	December 31, 2012	December 30, 2011 As Restated	through December 31, 2010
			As Restated
Net loss	$(3,292)	$(59,431)	$(39,515)
Other comprehensive (loss), net of tax:
Currency translation adjustment	225	(312)	217

Other comprehensive income (loss), before tax	225	(312)	217
Income tax (expense) benefit related to items of other comprehensive income	(83)	111	(75)

Other comprehensive income (loss)	142	(201)	142

Comprehensive loss	(3,150)	(59,632)	(39,373)
Comprehensive loss attributable to noncontrolling interests	(5,645)	(2,625)	(1,361)

Comprehensive loss attributable to Delta Tucker Holdings, Inc.	$(8,795)	$(62,257)	$(40,734)

See notes to consolidated financial statements

DELTA TUCKER HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	As of
(Amounts in thousands, except share data)	December 31, 2012	December 30, 2011 As Restated
ASSETS
Current assets:
Cash and cash equivalents	$118,775	$70,205
Restricted cash	1,659	10,773
Accounts receivable, net of allowances of $1,481 and $1,947, respectively	780,613	752,756
Prepaid expenses and other current assets	79,223	88,877

Total current assets	980,270	922,611
Property and equipment, net	26,207	24,084
Goodwill	604,052	645,603
Tradenames, net	43,643	43,660
Other intangibles, net	266,534	310,740
Other assets, net	50,010	67,723

Total assets	$1,970,716	$2,014,421

LIABILITIES
Current liabilities:
Current portion of long-term debt	$637	$—
Accounts payable	287,350	275,068
Accrued payroll and employee costs	127,811	128,647
Deferred income taxes	59,032	76,285
Accrued liabilities	202,463	156,515
Income taxes payable	4,071	1,077

Total current liabilities	681,364	637,592
Long-term debt, less current portion	782,272	872,909
Long-term deferred taxes	50,303	23,136
Other long-term liabilities	11,023	27,632

Total liabilities	1,524,962	1,561,269

EQUITY
Common stock, $0.01 par value – 1,000 shares authorized and 100 shares issued and outstanding at December 31, 2012 and December 30, 2011, respectively.	—	—
Additional paid-in capital	549,322	550,951
Accumulated deficit	(111,863)	(102,926)
Accumulated other comprehensive income (loss)	83	(59)

Total equity attributable to Delta Tucker Holdings, Inc.	437,542	447,966
Noncontrolling interests	8,212	5,186

Total equity	445,754	453,152

Total liabilities and equity	$1,970,716	$2,014,421

See notes to consolidated financial statements

DELTA TUCKER HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended		For the period from April 1, 2010 (Inception) through December 31, 2010
(Amounts in thousands)	December 31, 2012	December 30, 2011 As Restated
			As Restated
Cash flows from operating activities
Net loss	$(3,292)	$(59,431)	$(39,515)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,814	52,494	26,225
Amortization of deferred loan costs	7,698	8,383	4,167
Allowance for losses on accounts receivable	(112)	2,125	43
Loss on early extinguishment of debt, net	2,094	7,267	—
Loss on impairment of equity method investment	—	76,647	—
Loss on impairment of goodwill	44,594	33,768	—
Loss on impairment of intangibles	6,069	—	—
Earnings from operationally integral equity method investees	(4,767)	(17,367)	(12,877)
Distributions from affiliates	3,438	17,040	10,963
Deferred income taxes	8,611	(26,398)	5,224
Other	(4,583)	1,854	1,120
Changes in assets and liabilities:
Restricted cash	9,114	(1,431)	(1,159)
Accounts receivable	(26,143)	27,214	(69,590)
Prepaid expenses and other current assets	2,826	(9,380)	(39,635)
Accounts payable and accrued liabilities	40,201	3,746	44,523
Income taxes receivable	6,628	51,455	43,422

Net cash provided by (used in) operating activities	144,190	167,986	(27,089)

Cash flows from investing activities
Merger consideration for shares, net of cash acquired	—	—	(869,043)
Purchase of property and equipment, net	(5,528)	(2,186)	(4,639)
Proceeds from sale of property, plant, and equipment	25	45	—
Heliworks acquisition, net of cash acquired	(11,746)	—	—
Purchase of software	(2,590)	(2,701)	(3,684)
Deconsolidation of GLS	—	—	(938)
Payments received from GLS on note receivable	—	—	204,114
Disbursements made to GLS on note receivable	—	—	(183,028)
Return of capital from equity method investees	9,154	9,147	—
Contributions to equity method investees	(1,478)	(7,308)	(21,000)

Net cash used in investing activities	(12,163)	(3,003)	(878,218)

Cash flows from financing activities
Borrowings on long-term debt	325,000	366,700	1,537,000
Payments on long-term debt	(415,000)	(518,003)	(1,090,268)
Payments of deferred financing cost	—	(3,282)	(49,092)
Borrowings under other financing arrangements	62,580	44,819	15,756
Payments under other financing arrangements	(53,918)	(36,904)	(5,868)
Equity contribution from affiliates of Cerberus	—	—	550,927
Capital contribution from noncontrolling interests	—	500	—
Payment of dividends to noncontrolling interests	(2,119)	(1,145)	(611)

Net cash (used in) provided by financing activities	(83,457)	(147,315)	957,844

Net increase in cash and cash equivalents	48,570	17,668	52,537
Cash and cash equivalents, beginning of period	70,205	52,537	—

Cash and cash equivalents, end of period	$118,775	$70,205	$52,537

Income taxes (paid) received, net of receipts or payments	$(1,316)	$44,773	$31,733
Interest paid	$(75,196)	$(82,198)	$(19,738)

See notes to consolidated financial statements

DELTA TUCKER HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Amounts in thousands)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Equity Attributable to Delta Tucker Holdings, Inc.	Noncontrolling Interests	Total Equity
Balance at April 1, 2010	—	$—	$—	$—	$—	$—	$—	$—
Equity investment in connection with Merger	—	—	550,927	—	—	550,927	—	550,927
Acquisition accounting—fair value adjustment to noncontrolling interests			—	—	—	—	4,216	4,216
Comprehensive (loss) income attributable to Delta Tucker Holdings, Inc.			—	(40,876)	142	(40,734)	—	(40,734)
Comprehensive loss attributable to noncontrolling interests			—	—	—	—	1,361	1,361
DIFZ financing, net of tax			(435)	—	—	(435)	—	(435)
Dividends declared to noncontrolling interests	—	—	—	—	—	—	(1,226)	(1,226)

Balance at December 31, 2010 As Restated	—	—	550,492	(40,876)	142	509,758	4,351	514,109

Comprehensive loss attributable to Delta Tucker Holdings, Inc.			—	(62,056)	(201)	(62,257)	—	(62,257)
Comprehensive loss attributable to noncontrolling interests			—	—	—	—	2,625	2,625
Issuance of shares to noncontrolling interest			—	—	—	—	500	500
DIFZ financing, net of tax			459	6	—	465	—	465
Dividends declared to noncontrolling interests			—	—	—	—	(2,290)	(2,290)

Balance at December 30, 2011 As Restated	—	—	550,951	(102,926)	(59)	447,966	5,186	453,152

Comprehensive loss attributable to Delta Tucker Holdings, Inc.			—	(8,937)	142	(8,795)	—	(8,795)
Comprehensive loss attributable to noncontrolling interests			—	—	—	—	5,645	5,645
Distribution to affiliates of Parent			(1,998)	—	—	(1,998)	696	(1,302)
DIFZ financing, net of tax			369	—	—	369	—	369
Dividends declared to noncontrolling interests			—	—	—	—	(3,315)	(3,315)

Balance at December 31, 2012	—	$—	$549,322	$(111,863)	$83	$437,542	$8,212	$445,754

See notes to consolidated financial statements

DELTA TUCKER HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2012 and December 30, 2011 and for the period from April 1, 2010 (inception) through December 31, 2010

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

Fiscal Year

On January 24, 2013, the Company’s Board of Directors approved a change of the Company’s fiscal year end from a 52-53 week basis ending on the Friday closest to December 31 to a basis where each quarterly period ends on the last Friday of the calendar quarter, except for the last quarterly period of the fiscal year, which ends on December 31. This change was made to improve the comparability of our fiscal years and to better align our year-end close and contract administration, including billing and cash collection activities, with our primary customer, the United States (“U.S.”) federal government. The change in our fiscal-year end resulted in three additional days from the original fiscal year-end date. The financial statement impact for the additional days are included in this Annual Report on Form 10-K. The change of fiscal year end is effective beginning with the fiscal year ended December 31, 2012. As such, these financial statements reflect our financial results for the calendar years ended December 31, 2012 and December 30, 2011 and for the period from April 1, 2010 (inception) through December 31, 2010.

DynCorp International’s historic fiscal year presentation was comprised of twelve consecutive fiscal months ended on the Friday closest to March 31 of each year. DynCorp International’s last completed fiscal year, prior to the merger on July 7, 2010, ended on April 2, 2010 (“fiscal year 2010”). The three month period, prior to the merger on July 7, 2010, ended July 2, 2010 is referred to as the “fiscal quarter ended July 2, 2010”. The financial statements of Delta Tucker Holdings, Inc. include stub period (July 3 through July 7, 2010) activity related to DynCorp International. We evaluated the transactions during the stub period and concluded that they were immaterial and did not warrant separate presentation.

Restatement

The Company has restated its previously issued consolidated financial statements for the year ended December 30, 2011 and for the period from April 1, 2010 (inception) through December 31, 2010. This correction was primarily a result of certain potential obligations and other accrued liabilities related to prior periods in connection with certain contracts. All financial information included in the notes to the consolidated financial statements impacted by the restatement adjustments have been revised as applicable. See Note 16 to the Delta Tucker Holdings, Inc. consolidated financial statements in this Annual Report on Form 10-K for further discussion.

Principles of Consolidation

The consolidated financial statements include the accounts of both our domestic and foreign subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The Company has investments in joint ventures that are variable interest entities (“VIEs”). The VIE investments are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810 — Consolidation. In cases where the Company has (i) the power to direct the activities of the VIE that most significantly impact its economic performance and (ii) the obligation to absorb losses of the VIE that could potentially be significant or the right to receive benefits from the entity that could potentially be significant to the VIE, the Company consolidates the entity. Alternatively, in cases where all of the aforementioned criteria are not met, the investment is accounted for under the equity method.

The Company classifies its equity method investees in two distinct groups based on management’s day-to-day involvement in the operations of each entity and the nature of each joint venture’s business. If the joint venture is deemed to be an extension of one of our Groups and operationally integral to the business, our share of the joint venture’s earnings is reported within operating income in Earnings from equity method investees in the consolidated statement of operations. If the Company considers our involvement less significant, the share of the joint venture’s net earnings is reported in Other income, net in the consolidated statement of operations.

Economic rights in active joint ventures that are operationally integral are indicated by the ownership percentages in the table listed below.

Partnership for Temporary Housing LLC (“PaTH”)	30%
Contingency Response Services LLC (“CRS”)	45%
Global Response Services LLC (“GRS”)	51%
Global Linguist Solutions LLC (“GLS”)	51%

Economic rights in an active joint venture that the Company does not consider operationally integral are indicated by the ownership percentage in the table listed below.

Babcock DynCorp Limited (“Babcock”)	44%

Global Linguist Solutions Deconsolidation

After the implementation of Accounting Standards Update (“ASU”) 2009—17 — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, through the date of the Merger, DynCorp International continued to consolidate GLS based on the related party relationship between DynCorp International LLC and AECOM Technology Corporation’s (“AECOM”) National Security Programs unit, our GLS joint venture partner. As a result of the Merger, DynCorp International’s related party relationship ended resulting in the deconsolidation of GLS on that date. We now share the power with AECOM to direct the activities that most significantly impact the economic performance of GLS.

While we do not have control over the performance of GLS, our senior management, including our chief executive officer, who is our chief operating decision maker, regularly reviews GLS operating results and metrics to make decisions about resources to be allocated to the segment and assess performance, thus GLS is classified as an operating segment. See Note 12 and Note 13 for further discussion of our GLS operating segment.

Noncontrolling Interests

We record the impact of our partners’ interests in less than wholly owned consolidated joint ventures as noncontrolling interests. Currently, DynCorp International FZ-LLC (“DIFZ”) is our only consolidated joint venture for which we do not own 100% of the entity. On March 15, 2012, we entered into a non-cash dividend distribution transaction with Cerberus Series Four Holdings, LLC and Cerberus Partners II, L.P., in which we distributed half of our 50% ownership in DIFZ. We now hold 25% ownership interest in DIFZ. We continue to consolidate DIFZ as we still exercise power over activities that significantly impact DIFZ’s economic performance and have the obligation to absorb losses or receive benefits of DIFZ that could potentially be significant to DIFZ. Noncontrolling interests is presented on the face of the statement of operations as an increase or reduction in arriving at “Net income attributable to Delta Tucker Holdings, Inc.” Noncontrolling interests is located in the equity section on the balance sheet. See Note 13 for further information regarding DIFZ.

Revenue Recognition and Cost Estimation on Long-Term Contracts

General — We are predominantly a services provider and only include products or systems when necessary for the execution of the service arrangement. As such, systems, equipment or materials are not generally separable from the services we provide. Revenue is recognized when persuasive evidence of an arrangement exists, services or products have been provided to the customer, the sales price is fixed or determinable (for non-U.S. government contracts) or costs are identifiable, determinable, reasonable and allowable (for our U.S. government contracts), and collectability is reasonably assured (for non-U.S. government contracts) or a reasonable contractual basis for recovery exists (for U.S. government contracts). Our contracts typically fall into the following four categories with the first representing substantially all of our revenue: (i) federal government contracts, (ii) construction-type contracts, (iii) software contracts and (iv) other contracts. We apply the appropriate guidance consistently to similar contracts.

Major factors we consider in determining total estimated revenue and cost include the base contract price, contract options, change orders (modifications of the original contract), back charges and claims, and contract provisions for penalties, award fees and performance incentives. All of these factors and other special contract provisions are evaluated throughout the life of our contracts when estimating total contract revenue under the percentage-of-completion or proportional methods of accounting. We inherently have risks related to our estimates with long-term contracts. Actual amounts could materially differ from these estimates. We believe the following are inherent to the risk of estimation: (i) assumptions are uncertain and inherently judgmental at the time of the estimate; (ii) use of reasonably different assumptions could have changed our estimates, particularly with respect to estimates of contract revenues, costs and recoverability of assets, and (iii) changes in estimates could have material effects on our financial condition or results of operations. The impact of all of these factors could contribute to a material cumulative adjustment.

Many of our contracts with the U.S. government contain award fees. We recognize award fee revenue when we can make reasonably determinable estimates of award fees to consider them in determining total estimated contract revenue. We do not consider the mere existence of potential award fees as presumptive evidence that award fees are to be automatically included in determining total estimated revenue. In some cases, we may not be able to reliably predict whether performance targets will be met, and as such, we exclude the award fees from the determination of total revenue in such instances. Our accrual of award fees may require adjustments from time to time.

We expense pre-contract costs as incurred for an anticipated contract until the contract is awarded. Throughout the life of the contract, indirect costs, including general and administrative costs, are expensed as incurred. Management regularly reviews project profitability and underlying estimates, including total cost to complete a project. For each project, estimates for total project costs are based on such factors as a project’s contractual requirements and management’s assessment of current and future pricing, economic conditions, political conditions and site conditions. Estimates can be impacted by such factors as additional requirements from our customers, a change in labor markets impacting the availability or cost of a skilled workforce, regulatory changes both domestically and internationally, political unrest or security issues at project locations. Revisions to estimates are reflected in our results of operations as changes in accounting estimates in the periods in which the facts that give rise to the revisions become known by management. We believe long-term contracts, contracts in a loss position and contracts with material award fees drive the significant potential changes in estimates in our contracts. These estimates are reviewed and assessed quarterly and could result in favorable or unfavorable adjustments.

The following table presents the aggregate gross favorable and unfavorable adjustments to income (loss) before income taxes resulting from changes in estimates for the years ended December 31, 2012 and December 30, 2011 and for the period from April 1, 2010 (inception) through December 31, 2010.

	For the years ended		For the period from April 1, 2010 (Inception) through December 31, 2010
(Amounts in millions)	December 31, 2012	December 30, 2011
Gross favorable adjustments	$29.3	$16.0	$15.8
Gross unfavorable adjustments	(9.7)	(4.4)	(5.5)

Net adjustments	$19.6	$11.6	$10.3

Federal Government Contracts — For all non-construction and non-software U.S. federal government contracts or contract elements, we apply the guidance in ASC 912—Contractors—Federal Government. We apply the combination and segmentation guidance in ASC 605-35 Revenue—Construction-Type and Production-Type Contracts under the guidance of ASC 912 in analyzing the deliverables contained in the applicable contract to determine appropriate profit centers. Revenue is recognized by profit center using the percentage-of-completion method or completed-contract method. The completed-contract method is used when reliable estimates cannot be supported for percentage-of-completion method recognition or for short duration projects when the results of operations would not vary materially from those resulting from use of the percentage-of-completion method. Until complete, project costs may be maintained in work-in-progress, a component of inventory.

Projects under our U.S. federal government contracts typically have different pricing mechanisms that influence how revenue is earned and recognized. These pricing mechanisms are classified as cost-plus-fixed-fee, fixed-price, cost-plus-award-fee or time-and-materials (including unit-price / level-of-effort contracts). Any of these contract types can be executed under an Indefinite Delivery Indefinite Quantity (“IDIQ”) contract, which does not represent a firm order for services. As a result, the exact timing and quantity of delivery and pricing mechanism for IDIQ profit centers are generally not known at the time of contract award, but they can contain any type of pricing mechanism.

Revenue on projects with a fixed-price or fixed-fee, including those with award fees, is recognized based on progress towards completion over the contract period, measured by either output or input methods appropriate to the services or products provided. For example, “output measures” can include periods of service, such as for aircraft fleet maintenance, and units delivered or produced, such as aircraft for which modification has been completed. “Input measures” can include a cost-to-cost method, such as for procurement-related services.

Revenue on time-and-materials projects is recognized at contractual billing rates for applicable units of measure (e.g. labor hours incurred, units delivered). Revenue related to our unconsolidated joint ventures, where a shared service agreement exists, is recognized equal to the costs incurred to provide these services.

Construction Contracts or Contract Elements — For all construction-type contracts or contract elements, revenue is recognized by profit center using the percentage-of-completion method.

Software Contracts or Contract Elements — It is our policy to review any arrangement containing software or software deliverables using applicable GAAP for software revenue recognition. We have not historically sold software on a separate, standalone basis. As a result, software arrangements are typically accounted for as one unit of accounting and are recognized over the service period, including the period of post-contract customer support. We did not enter into any new software contracts or contracts with software elements during the years ended December 31, 2012 or December 30, 2011 or during the period from April 1, 2010 (inception) through December 31, 2010.

Other Contracts or Contract Elements — Our contracts with non-federal government customers are predominantly service arrangements. Multiple-element arrangements involve multiple obligations in various combinations to perform services, deliver equipment or materials, grant licenses or other rights, or take certain actions. We evaluate all deliverables in an arrangement to determine whether they represent separate units of accounting. Arrangement consideration is allocated among the separate units of accounting based on the guidance applicable for the multiple-element arrangements. Many of our arrangements were entered into prior to January 1, 2011. These arrangement considerations are allocated to those identified as multiple-element arrangements based on their relative fair values. Fair values are established by evaluating vendor specific objective evidence (“VSOE”) or third-party evidence, if available. Due to the customized nature of our arrangements, VSOE and third-party evidence is generally not available, which results in the arrangements being accounted for as one unit of accounting. For arrangements that are entered into or materially modified after January 1, 2011, arrangement considerations are allocated to those identified as multiple-element arrangements based on their relative selling price. Relative selling price is established through VSOE, third-party evidence, or management’s best estimate of selling price. Due to the customized nature of our arrangements, VSOE and third-party evidence is generally not available, and therefore, relative selling price is generally allocated to multiple-element arrangements utilizing management’s best estimate of selling price.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management evaluates these estimates and assumptions on an ongoing basis, including but not limited to, those relating to allowances for doubtful accounts, fair value and impairment of intangible assets and goodwill, income taxes, profitability on contracts, anticipated contract modifications, contingencies and litigation. Actual results could differ from those estimates. See the Critical Accounting Policies and Estimates for further discussion.

Allowance for Doubtful Accounts

We establish an allowance for doubtful accounts against specific billed receivables based upon the latest information available to determine whether invoices are ultimately collectible. Such information includes the historical trends of write-offs and recovery of previously written-off accounts, the financial strength of the respective customer and projected economic and market conditions. The evaluation of these factors involves subjective judgments and changes in these factors may cause an increase to our estimated allowance for doubtful accounts, which could impact our consolidated financial statements by incurring bad debt expense. Given that we primarily serve the U.S. government, we believe the risk is low that changes in our allowance for doubtful accounts would have a material impact on our financial results.

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

Computer and related equipment	3 to 5 years
Furniture and other equipment	2 to 10 years
Leasehold improvements	Shorter of lease term or useful life
Helicopters	3 to 5 years

Customer Related Intangible Assets

The initial values assigned to customer-related intangibles were the result of fair value calculations associated with business combinations. The values were determined based on estimates and judgments regarding expectations for the estimated future after-tax cash flows from those assets over their lives, including the probability of expected future contract renewals and sales, less a cost-of-capital charge, all of which was discounted to present value. We evaluate the carrying value of our customer-related intangibles within the asset group representing the lowest level of identifiable cash flows whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The customer related intangible carrying value is considered impaired when the anticipated undiscounted cash flows from such asset group is less than its carrying value. In that case, a loss is recognized based on the amount by which the carrying value exceeds the fair value.

Indefinite-Lived Assets and Goodwill

Indefinite-lived assets, including goodwill and indefinite-lived tradename, are not amortized but are subject to an annual impairment test. We evaluate goodwill and indefinite lived tradename for impairment annually in the first month of the fourth quarter of each fiscal year and when an event occurs or circumstances change to suggest that the carrying value may not be recoverable. The first step of the goodwill impairment test compares the fair value of each of our reporting units with its carrying amount, including indefinite-lived assets. If the fair value of a reporting unit exceeds its carrying amount, the indefinite-lived assets of the reporting unit are not considered impaired, and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any.

Income Taxes

We file income, franchise, gross receipts and similar tax returns in many jurisdictions. Our tax returns are subject to audit by the Internal Revenue Service, most states in the U.S., and by various government agencies representing many jurisdictions outside the U.S.

We use the asset and liability approach for financial accounting and reporting for income taxes in accordance with the FASB. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Income tax expense is made up of current expense which includes both permanent and temporary differences and deferred expense which only includes temporary differences. Income tax expense is the amount of tax payable for the period plus or minus the change in deferred tax assets and liabilities during the period.

We make a comprehensive review of our portfolio of uncertain tax positions regularly. The accounting for uncertainty in income taxes requires a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. A liability is recorded when a benefit is recognized for a tax position and it is not more-likely-than-not that the position will be sustained on its technical merits or where the position is more-likely-than-not that it will be sustained on its technical merits, but the largest amount to be realized upon settlement is less than 100% of the position. To the extent that our assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. Tax-related interest is classified in interest expense and tax-related penalties are classified in income tax expense. See Note 5 for additional detail regarding uncertain tax positions.

Currency Translation

The assets and liabilities of our subsidiaries that are outside the U.S. and that have a functional currency that is not the U.S. dollar are translated into U.S. dollars at the rates of exchange in effect at the balance sheet dates. Results of operations and cash flow items for these subsidiaries are translated at the average exchange rates prevailing during the period. Gains and losses resulting from currency transactions and the re-measurement of the financial statements of U.S. functional currency foreign subsidiaries are recognized currently in Cost of services and Other income, net, respectively and those resulting from translation of financial statements are included in accumulated other comprehensive income. Our foreign currency transactions were not material for the calendar years ended December 31, 2012 and December 30, 2011 and for the period from April 1, 2010 (inception) through December 31, 2010.

Operating Segments

In January of 2012, our organizational structure was amended. As part of these changes, we re-aligned our Business Area Teams (“BATs”) into strategic business “Groups” reporting directly to the President of the Company. The five strategic business Groups are our operating segments. The prior three operating segments, Global Stabilization and Development Solutions (“GSDS”), Global Platform Support Solutions (“GPSS”) and Global Linguist Solutions (“GLS”) were re-aligned into six operating segments which include the Logistics Civil Augmentation Program (“LOGCAP”) Group, Aviation (“Aviation”) Group, Training and Intelligence Solutions (“TIS”) Group, Global Logistics & Development Solutions (“GLDS”) Group, Security Services (“Security”) Group and the GLS Group. Our reportable segments are consistent with our operating segments. Our operating segments provide services domestically and in foreign countries under contracts with the U.S. government and foreign customers. Our six segments operate principally within a regulatory environment subject to governmental contracting and accounting requirements, including Federal Acquisition Regulations (“FAR”), Cost Accounting Standards (“CAS”) and audits by various U.S. federal agencies.

Accounting Developments

Pronouncements Implemented

On May 12, 2011, the FASB issued ASU No. 2011-04 — Fair Value Measurements. The ASU was issued as a joint effort by the FASB and the International Accounting Standards Board (“IASB”) to develop a single converged fair value framework. The ASU provides guidance on how and when to measure fair value and the required disclosures. There are few differences between the ASU and the international counterpart. While the ASU is largely consistent with existing fair value measurement principles under GAAP, it expands the existing disclosure requirements for fair value measurements and makes other amendments to ASC 820—Fair Value Measurement. Many of these amendments are being made to eliminate unnecessary wording differences between GAAP and International Financial Reporting Standards (“IFRS”). However, some could change how the fair value measurement guidance in ASC 820 is applied. The ASU is effective for interim and annual periods beginning after December 15, 2011, for public entities. We adopted ASU No. 2011-04 during the quarter ended March 30, 2012. The adoption of this ASU did not have a material effect on our consolidated financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05 — Presentation of Comprehensive Income. The ASU amends ASC 220—Comprehensive Income, to eliminate the option to present components of other comprehensive income (“OCI”) as part of the statement of changes in stockholders’ equity, require presentation of each component of net income and each component of OCI (and their respective totals) either in a single continuous statement or in two separate statements, and require presentation of reclassification adjustments on the face of the statement. The amendments do not change the option to present components of OCI either before or after related income tax effects; they do not change the items that must be reported in OCI, when an item of OCI should be reclassified to net income, or the computation of earnings per share. On October 21, 2011, the FASB issued a deferral of the new requirement to present reclassifications of OCI on the face of the income statement. Companies were still required to adopt the other requirements contained in the new accounting standard for the presentation of comprehensive income. The amendments made are applied retrospectively and are effective for Securities and Exchange Commission (“SEC”) registrants for fiscal years and interim periods beginning after December 15, 2011, with early adoption permitted. We adopted ASU No. 2011-05 during the quarter ended March 30, 2012 and chose to present comprehensive income (loss) as two separate but consecutive statements. See the Statements of Operations and Statements of Comprehensive Income.

On September 15, 2011, the FASB issued ASU No.2011-08 — Testing Goodwill for Impairment, which gives entities testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit in step 1 of the goodwill impairment test. If entities determine, on the basis of qualitative factors, that the fair value of a reporting unit is more-likely-than-not less than the carrying amount, the two-step impairment test would be required. Otherwise, further testing would not be needed. The ASU is effective for all entities for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. We do not believe that the adoption of this ASU will have a material effect on our consolidated financial statements.

On July 27, 2012, the FASB issued ASU No. 2012-02 — Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. The ASU was issued to amend the guidance on testing indefinite-lived intangible assets, other than goodwill, for impairment. This ASU permits an entity the option to first assess qualitative factors to determine whether it is more-likely-than-not that an indefinite-lived intangible asset is impaired. The results of the qualitative assessment would be used as a basis in determining whether it is necessary to perform the two-step quantitative impairment test. If the qualitative assessment supports the conclusion that it is more-likely-than-not that the fair value of the asset exceeds its carrying amount, the entity would not need to perform the two-step quantitative impairment test. The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. We do not believe that the adoption of this ASU will have a material effect on our consolidated financial statements.

Note 2 — Composition of Certain Financial Statement Captions

The following tables present financial information of certain consolidated balance sheet captions.

Prepaid expenses and other current assets — Prepaid expenses and other current assets were:

	As of
(Amounts in thousands)	December 31, 2012	December 30, 2011
Prepaid expenses	$40,474	$38,092
Income tax refunds receivable	376	2,236
Inventories	16,330	15,292
Aircraft parts inventory held on consignment	2,676	2,797
Work-in-process inventory and deferred costs	9,371	10,223
Joint venture receivables	1,248	3,959
Favorable contracts	426	4,825
Other current assets	8,322	11,453

Total prepaid expenses and other current assets	$79,223	$88,877

Prepaid expenses include prepaid insurance, prepaid vendor deposits, and prepaid rent, none of which individually exceed 5% of current assets. Prepaid income taxes represents refunds expected through calendar year 2013.

Included in inventory are seven helicopters, valued at $8.2 million, that were not deployed on existing programs as of December 31, 2012. Aircraft parts inventory includes $2.7 million in inventory, currently held on consignment, related to our former Life Cycle Support Services (“LCCS”) Navy contract. Work-in-process inventory includes equipment for vehicle modifications and other deferred costs related to certain contracts.

Property and equipment, net — Property and equipment, net were:

	As of
(Amounts in thousands)	December 31, 2012	December 30, 2011
Helicopters	$11,497	$8,087
Computers and other equipment	13,045	9,524
Leasehold improvements	10,026	9,367
Office furniture and fixtures	4,877	4,738

Gross property and equipment	39,445	31,716
Less accumulated depreciation	(13,238)	(7,632)

Total property and equipment, net	$26,207	$24,084

Property and equipment, net includes the helicopters and other assets acquired as a result of the Heliworks, Inc. (“Heliworks”) acquisition during the third quarter of 2012. See Note 4 for further discussion. Depreciation expense was $5.7 million, $5.5 million and $2.3 million for the years ended December 31, 2012 and December 30, 2011 and for the period from April 1, 2010 (inception) through December 31, 2010, respectively, including certain depreciation amounts classified as Cost of services.

Other assets, net — Other assets, net were:

	As of
(Amounts in thousands)	December 31, 2012	December 30, 2011
Deferred financing costs, net	$22,918	$32,710
Investment in affiliates	20,348	27,700
Palm promissory notes, long-term portion	4,037	5,307
Other	2,707	2,006

Total other assets, net	$50,010	$67,723

Deferred financing costs, net are amortized through interest expense. Amortization related to deferred financing costs was $7.7 million, $8.4 million and $4.2 million for the years ended December 31, 2012 and December 30, 2011 and for the period from April 1, 2010 (inception) through December 31, 2010, respectively. Deferred financing costs were reduced during the years ended December 31, 2012 and December 30, 2011 by $2.1 million and $7.3 million, respectively, related to the pro rata write–off of financing costs to Loss on early extinguishment of debt as a result of the $90.0 million and $147.3 million, respectively, in total prepayments on our Term Loan. See Note 8 for further discussion. The reduction in Investment in affiliates is the result of returns of capital, net of contributions by affiliates of $7.7 million and $1.8 million for the years ended December 31, 2012 and December 30, 2011, respectively.

Accrued payroll and employee costs — Accrued payroll and employee costs were:

	As of
(Amounts in thousands)	December 31, 2012	December 30, 2011
Wages, compensation and other benefits	$105,293	$102,047
Accrued vacation	21,484	26,077
Accrued contributions to employee benefit plans	1,034	523

Total accrued payroll and employee costs	$127,811	$128,647

The Company changed the accrued vacation policy as of December 30, 2011, eliminating all vacation for certain employees within the accrual balances in excess of eighty hours. Accrued vacation for the year-ended December 31, 2012 is representative of the vacation earned, net of employee use.

Accrued liabilities — Accrued liabilities were:

	As of
(Amounts in thousands)	December 31, 2012	December 30, 2011 As Restated
Customer advances	$39,954	$19,424
Accrued insurance	62,670	48,715
Accrued interest	24,847	24,480
Unfavorable contract liability	4,572	6,867
Contract losses	9,948	6,456
Legal matters	12,772	4,782
Subcontractor retention	8,448	5,927
Financed insurance	26,466	17,804
Other	12,786	22,060

Total accrued liabilities	$202,463	$156,515

Customer advances is primarily due to amounts received from customers in excess of revenue recognized. Other is comprised of Accrued rent and Workers compensation related claims and other individual balances that are not individually material to the consolidated financial statements. Legal matters include reserves related to various lawsuits and claims that arise in the normal course of business. See Note 9 for further discussion.

Other long-term liabilities — Other long-term liabilities were:

	As of
(Amounts in thousands)	December 31, 2012	December 30, 2011
Unfavorable contract liability from purchase accounting	$—	$6,761
Unrecognized tax benefit	3,293	2,614
Unfavorable lease accrual	4,504	14,631
Other	3,226	3,626

Total other long-term liabilities	$11,023	$27,632

Note 3 — Goodwill and other Intangible Assets

In January 2012, our organizational structure was amended. As part of these changes, we re-aligned our BATs into strategic business “Groups” reporting directly to the President of the Company. The prior three operating segments, GSDS, GPSS and GLS, were re-aligned into six operating segments which include the LOGCAP Group, Aviation Group, TIS Group, GLDS Group, Security Group and GLS Group. Our six operating segments include nine reporting units for which we assess goodwill for potential impairment. Our Aviation segment includes three reporting units and the TIS segment includes two reporting units while the remaining segments each operate under one reporting unit. GLS is a 51% owned unconsolidated joint venture. We do not have control over the operational performance of GLS, however, our senior management, including our chief executive officer, who is our chief operating decision maker, regularly reviews GLS operating results and metrics to make decisions about resources to be allocated to the segment and assess performance; thus GLS is classified as an operating segment. Our reporting segments are the same as our operating segments.

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

We derive substantially all of our revenue from contracts and subcontracts with the U.S. government and its agencies. The continuation and renewal of our existing government contracts and new government contracts are, among other things, contingent upon the availability of adequate funding for various U.S. government agencies, including the Department of

Defense (“DoD”) and the Department of State (“DoS”). Funding for our programs is dependent upon the annual budget and the appropriation decisions assessed by Congress, which are beyond our control. Estimates and judgments made by management, as it relates to the fair value of our reporting units or indefinite-lived intangible assets, could be impacted by the continued uncertainty over the defense industry. Sequestration was triggered, on March 1, 2013, resulting in the U.S. federal government operating under a continuing resolution (“CR”) which authorized agencies of the U.S. government to continue to operate at fiscal year 2012 spending levels, but does not authorize new spending initiatives. On March 21, 2013, Congress passed a modified CR which includes a number of the negotiated fiscal year 2013 spending bills, including defense. The modified CR for the fiscal year 2013 defense appropriations bill will fund O&M accounts at nearly the budgeted request, by the President, or about $230 billion in the base and OCO, which will allow the military and the contractors and subcontractor community to continue their vital work in a timely manner. In addition, the bill provides the DoD with more flexibility, especially within the O&M accounts, and will assist with a better mandate of cuts. Over the longer-term, recent statements by Congress and the Administration have generated some optimism that there is a renewed focus on addressing the underlying structural budget issues. Final negotiations related to the budget are expected by mid-year 2013. We anticipate the final budget will conclude sequestration and provide clarity and stability to defense funding.

The Logistics of the modified CR is still unknown. Our customers could see their fiscal year 2013 budgets reduced by an estimated 7.3%. We believe our defense industrial base and the customers, employees, suppliers, investors, and communities that rely on the companies in the defense industrial base could be impacted as there are many variables in how the sequestration will continue to unfold. As it is currently provided for under the Budget Control Act of 2011 (“BCA”), it could potentially result in lower revenues, profits and cash flows for our company. While each of our segments and reporting units could be impacted differently, such circumstances could result in an impairment of our goodwill or other assets. Congress has indicated it intends to consider legislation that will assist the DoD in providing additional financial flexibility to DoD decision-makers. We believe the final agreed upon appropriated funding levels assessed by Congress for national security programs will remain historically high with plenty of opportunity to continue supporting our customers.

We assess goodwill and other intangible assets with indefinite lives for impairment annually in October and when an event occurs or circumstances change that would suggest a triggering event. If a triggering event is identified, a step one assessment is performed to identify any possible goodwill impairment in the period in which the event is identified. As a result of our annual goodwill impairment test performed during the fourth quarter of 2012, we noted contracts within our Security segment continued to under-perform and failed to meet projections resulting in losses. In addition, the Company received notification in December 2012, from a customer, of de-scoping of work being performed on the largest contract in that segment, thereby impacting 2013 projected revenue and earnings. The de-scoping notification received from the customer during the fourth quarter along with continued downward trend in the Security segment indicated a triggering event which, as discussed above, aligned with our annual impairment test. The first step of the impairment test indicated the carrying value of goodwill with respect to the Security segment, was more than the fair value. We performed step two of the impairment test and determined that the implied fair value of goodwill for the segment was lower than the carrying amount. As a result, a non-cash impairment charge of $13.7 million was recorded during year ended December 31, 2012 to impair the carrying value of the Security segment. The impairment charge fully impairs the carrying amount of goodwill related to the Security segment. Prior to the fourth quarter the Security segment had endured losses, that were primarily believed to be non-recurring and isolated to the base year for our current contracts. Work under the executed option year for our largest contract in the segment was forecasted to be profitable and sufficient to support the segment’s goodwill. The reduction in scope communication received in the fourth quarter on our largest contract combined with additional losses in the quarter was sufficient enough to impact our fair value assumptions leading to an impairment conclusion. The Company concluded that no triggering events existed prior to the fourth quarter.

During the third quarter of the year ended December 31, 2012, we noted certain indicators related to our Training and Mentoring (“TM”) reporting unit within the TIS segment that were significant enough to conclude that a triggering event had occurred. Specifically, we noted a decline in revenue and operating income, in excess of projected forecasts. Prior to the third quarter of the year ended December 31, 2012, we had not observed such a trend as actual results were materially consistent with our forecasts. Our forecasts had anticipated TM operating margins would be lower than prior periods due to the transition of work between certain contracts. Our projections reflected the reduced margins but expected them to be offset by higher volume. However, during the third quarter of the year ended December 31, 2012, the results from the TM reporting unit indicated a cumulative reduction in revenue and operating income in excess of what was projected sufficient enough to lead us to conclude a triggering event had occurred. The first step of the impairment test indicated the carrying value of goodwill with respect to the TM reporting unit exceeded the fair value. We performed step two of the impairment test and determined that the implied value of the goodwill associated with the TM reporting unit was lower than the carrying amount. As a result, a non-cash impairment charge of $30.9 million was recorded during the third quarter of the year ended December 31, 2012.

Determining the fair value of a reporting unit or an indefinite-lived intangible asset involves judgment and the use of significant estimates and assumptions, particularly related to future operating results and cash flows. These estimates and assumptions include, but are not limited to, revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and identification of appropriate market comparable data. Preparation of forecasts and the selection of the discount rate involve significant judgments that we base primarily on existing firm orders, expected future orders, and general market conditions. Significant changes in these forecasts, the discount rate selected, or the weighting of the income and market approach could affect the estimated fair value of one or more of our reporting units and could result in a goodwill impairment charge in a future period. In addition, the identification of reporting units and the allocation of assets and liabilities to the reporting units when determining the carrying value of each reporting unit also requires judgment. All of these factors are subject to change with a change in the defense industry or larger macroeconomic environment. The estimated fair values of each of our remaining reporting units substantially exceed their respective carrying values with the exception of one of our reporting units within the TIS segment which represents a carrying value of $41.0 million in goodwill as of December 31, 2012. The estimated fair value of goodwill for this reporting unit exceeded its carrying value by approximately 14%. The TIS projections include significant estimates related to new business opportunities which are the basis for the discount rate assumptions currently applied and the Company has assessed this risk as one of the variables in establishing the discount rate. If the Company is unsuccessful in obtaining these opportunities in 2013, a triggering event could be identified and a step one assessment would be performed to identify any possible goodwill impairment in the period in which the event is identified. Additionally, the projections of the Air Operations reporting unit within our Aviation segment, which represents $293.4 million in goodwill, is currently dependent upon a single contract. Any negative changes to this contract, such as the loss of the contract during re-compete or notification from the customer of de-scoping of work to be performed under the contract, could result in operating results that differ from our projected forecasts, resulting in a triggering event and possible subsequent impairment of the reporting unit.

The fair value of the reporting unit and the assets and liabilities identified in the step two impairment test were determined using the combination of the income approach and the market approach, which are Level 3 and Level 2 inputs, respectively. See Note 11 for further discussion of fair value. In calculating the fair value of the TM and Security reporting units, we used unobservable inputs and management judgment which are Level 3 fair value measurements. We used the following estimates and assumptions in the discounted cash flow analysis:

•	terminal value growth rates based on real rates of growth and inflationary growth;

•	terminal earnings before interest, taxes, depreciation and amortization (“EBITDA”) margins, as a percentage of revenue reflecting forecasted EBITDA margins;

•	discount rates based on weighted-average cost of capital; and

•	assumptions regarding future capital expenditures.

The market approach analysis utilized observable level 2 inputs as it considered the inputs of other comparable companies.

The change in our goodwill balance by operating segment from December 30, 2011 to December 31, 2012 includes an additional $3.0 million of goodwill obtained during the third quarter of 2012, resulting from the Heliworks acquisition on July 6, 2012. See Note 4 for further discussion of the acquisition.

The carrying amount of goodwill, by segment, was as follows:

(Amounts in thousands)	Aviation	GLDS	TIS	LOGCAP	Security	GLS	Total
Balance as of April 1, 2010 (inception)	$—	$—	$—	$—	$—	$—	$—
Balance as of July 7, 2010 (1)	439,350	120,636	105,650	—	13,735	60,066	739,437
GLS deconsolidation (2)	—	—	—	—	—	(60,066)	(60,066)

Balance as of December 31, 2010	439,350	120,636	105,650	—	13,735	—	679,371
Impairment of goodwill (3)	—	—	(33,768)	—	—	—	(33,768)

Balance as of December 30, 2011	439,350	120,636	71,882	—	13,735	—	645,603
Heliworks acquisition	3,043	—	—	—	—	—	3,043
Impairment of goodwill (4)	—	—	(30,859)	—	(13,735)	—	(44,594)

Balance as of December 31, 2012	$442,393	$120,636	$41,023	$—	$—	$—	$604,052

(1)	This balance was a result of the Merger on July 7, 2010.
(2)	GLS was deconsolidated effective July 7, 2010. Refer to Note 1 for additional information.
(3)	Represents the impairment of the TM reporting unit goodwill within the TIS segment for the year ended December 30, 2011.
(4)	Includes goodwill impairment of the TIS and Security segment for the year ended December 31, 2012.

The following tables provide information about changes relating to certain intangible assets:

	December 31, 2012
(Amounts in thousands, except years)	Weighted Average Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Impairment	Net
Other intangible assets:
Customer-related intangible assets	6.6	$350,912	$(99,119)	$—	$251,793
Other
Finite-lived (1)	5.5	30,925	(15,174)	(6,069)	9,682
Indefinite-lived		5,059	—	—	5,059

Total other intangibles		$386,896	$(114,293)	$(6,069)	$266,534

Tradenames:
Finite-lived	2.4	$869	$(447)	$—	$422
Indefinite-lived		43,221	—	—	43,221

Total tradenames		$44,090	$(447)	$—	$43,643

(1)	The finite-lived balance includes the impairment of certain intangible assets within the TIS segment resulting from a change in the business model during the fourth quarter of the year ended December 31, 2012.

	December 30, 2011
(Amounts in thousands, except years)	Weighted Average Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net
Other intangible assets:
Customer-related intangible assets	7.6	$350,912	$(59,399)	$291,513
Other	5.0	30,500	(11,273)	19,227

Total other intangibles		$381,412	$(70,672)	$310,740

Tradenames:
Finite-lived	3.4	$869	$(267)	$602
Indefinite-lived		43,058	—	43,058

Total tradenames		$43,927	$(267)	$43,660

Amortization expense for customer-related and other intangibles was $46.1 million, $47.0 million and $24.0 million for the years ended December 31, 2012 and December 30, 2011 and for the period from April 1, 2010 (inception) through December 31, 2010, respectively. Other intangibles is primarily representative of our capitalized software which had a net carrying value of $9.6 million and $11.2 million as of December 31, 2012 and December 30, 2011, respectively.

The following table outlines an estimate of future amortization based upon the finite-lived intangible assets owned at December 31, 2012:

Amortization Expense (1)
Estimate for calendar year 2013	$43,393
Estimate for calendar year 2014	42,873
Estimate for calendar year 2015	40,793
Estimate for calendar year 2016	38,115
Estimate for calendar year 2017	36,033
Thereafter	60,690

(1)	The future amortization is inclusive of the finite lived intangible-assets and finite-lived tradename.

Note 4 — Acquisition

On July 6, 2012, we acquired 100% of Heliworks, an aviation service provider based in Pensacola, Florida. Heliworks operates from the Pensacola Regional Airport and provides services that include charter flights, aircraft maintenance and major repairs, avionics upgrades, component overhauls, and painting and refurbishment. Heliworks is integrated within our Aviation segment, which allows the Company to better serve our commercial and government customers while further expanding our services of aircraft maintenance. The Company funded the purchase price with cash on hand.

The purchase price is comprised of the following elements:

(Amounts in thousands)	Purchase Elements

Cash paid for acquisition at closing, net of cash acquired	$11,110

Final net asset adjustment paid in the fourth quarter of calendar year 2012	692

Total purchase price	$11,802

The acquisition was accounted for as a business combination pursuant to ASC 805—Business Combinations. In accordance with ASC 805, the purchase price has been allocated to assets and liabilities based on their estimated fair value at the acquisition date. The purchase price allocation as of December 31, 2012 is substantially complete; however, additional analysis with respect to the value of certain assets and contingent liabilities could result in a change in the total amount of goodwill. Pro-forma financial information has not been provided for this acquisition as the acquisition did not have a material effect on our results of operations, financial position or cash flows for the year ended December 31, 2012.

The following table represents the preliminary allocation of the purchase price to the acquired assets and liabilities and resulting goodwill:

(Amounts in thousands)	Reconciliation to Goodwill

Total purchase price	$11,802

Cash acquired	9

Accounts receivables	1,601

Helicopters	2,844

Property and equipment	525

Other assets	316

Intangible assets	5,235

Liabilities assumed	(1,771)

Goodwill	$3,043

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

Acquired intangible assets of $5.2 million consisted of non-compete agreements, tradenames and Federal Aviation Administration (“FAA”) certifications. The amortization period for non-compete agreements is three years. We recorded an immaterial amount of amortization during the six months ended December 31, 2012 covering the period of July 6, 2012 through December 31, 2012.

We recognized $0.2 million of acquisition related costs that were expensed during the three months ended September 28, 2012 and are included in selling, general and administrative expenses in our consolidated statements of operations. No additional cost were recognized for the three months ended December 31, 2012.

Note 5 — Income Taxes

The domestic and foreign components of Income (loss) before income taxes are as follows:

	For the years ended		For the period from April 1, 2010 (Inception) through December 31, 2010
(Amounts in thousands)	December 31, 2012	December 30, 2011 As Restated
			As Restated
Domestic	$6,567	$(88,590)	$(52,462)
Foreign	5,739	8,218	3,257

Income (loss) before income taxes	$12,306	$(80,372)	$(49,205)

The benefit from income taxes consists of the following:

	For the years ended		For the period from April 1, 2010 (Inception) through December 31, 2010
(Amounts in thousands)	December 31, 2012	December 30, 2011 As Restated
			As Restated
Current portion:
Federal	$—	$452	$16,576
State	(500)	(855)	(375)
Foreign	(4,342)	(3,967)	(1,287)

	(4,842)	(4,370)	14,914
Deferred portion:
Federal	(9,996)	24,466	(5,598)
State	(101)	738	332
Foreign	(659)	107	42

	(10,756)	25,311	(5,224)

(Provision) benefit from income taxes	$(15,598)	$20,941	$9,690

Temporary differences, which give rise to deferred tax assets and liabilities, were as follows:

	As of
(Amounts in thousands)	December 31, 2012	December 30, 2011 As Restated
Deferred tax assets related to:
Workers’ compensation accrual	$16,791	$14,306
Accrued vacation	5,302	4,929
Completion bonus allowance	6,492	5,298
Accrued severance	51	313
Accrued executive incentives	7,060	842
Legal reserve	4,571	1,712
Accrued health costs	2,937	1,168
Suspended loss from consolidated partnership	3,999	3,554
Contract loss reserve	9,814	10,518
Other accrued liabilities and reserves	15,745	16,589
Foreign tax credit carryforward	3,703	20,939
Net operating loss carryforward	964	14,293
Uncertain tax positions	5,600	6,125

Total deferred tax assets	83,029	100,586

Deferred tax liabilities related to:
Partnership / joint venture basis differences	(2,493)	(6,153)
Prepaid insurance	(10,493)	(7,818)
Customer intangibles	(65,704)	(71,483)
Unbilled receivables	(113,674)	(114,553)

Total deferred tax liabilities	(192,364)	(200,007)

Deferred tax (liabilities) assets, net	$(109,335)	$(99,421)

Deferred tax assets and liabilities are reported as:

	As of
(Amounts in thousands)	December 31, 2012	December 30, 2011 As Restated
Current deferred tax liabilities	$(59,032)	$(76,285)
Non-current deferred tax liabilities	(50,303)	(23,136)

Deferred tax liabilities, net	$(109,335)	$(99,421)

In evaluating our deferred tax assets, we assess the need for any related valuation allowances or adjust the amount of any allowances, if necessary. We assess such factors as the scheduled reversal of deferred tax liabilities (including the impact of available carry back and carry forward periods), projected future taxable income and available tax planning strategies in determining the need for or sufficiency of a valuation allowance. Based on this assessment, we concluded no valuation allowances were necessary as of December 31, 2012 and December 30, 2011.

As of December 30, 2011, we had U.S. federal net operating loss carry forwards (“NOLs”) of approximately $60.8 million that will begin to expire in for the period from April 1, 2010 (inception) through 2030. The federal NOLs were fully utilized during the year ended December 31, 2012. As of December 31, 2012 and December 30, 2011, we had state NOLs of approximately $123.7 million and $197.4 million, respectively, that will begin to expire in 2015. The remainder will not begin to expire until 2020 or later. Additionally, at December 31, 2012 and December 30, 2011, we had approximately $9.3 million and $20.9 million, respectively, in foreign tax credit carryforwards (“FTCs”) that will begin to expire in 2017. We expect our FTCs will be fully utilized during calendar year 2013. We believe we will return to paying federal income taxes in calendar year 2013, as our foreign tax credits will be exhausted during the calendar year 2013.

As of December 31, 2012 and December 30, 2011 we recorded a reserve for uncertain tax positions in the deferred tax accounts, offsetting the NOLs and FTCs, in the amount of $5.6 million and $8.6 million, net of tax, and $15.6 million and $23.9 million, on a pre-tax basis, respectively. The NOLs were primarily the result of the Company having obtained, from the Internal Revenue Service (“IRS”), a favorable Change in Accounting Method (“CIAM”) letter, with respect to the timing of revenue recognition for the Company’s unbilled receivables. The CIAM was retroactive to the tax year ended April 2, 2010. The Company’s subsidiary, DynCorp International Inc., filed its April 2, 2010 tax return, applying the CIAM, which resulted in a tax net operating loss which was carried back to prior tax years. In December of 2010, DynCorp International received a $34.1 million refund related to the CIAM. In January of 2011, an additional refund of $46.0 million was received from the IRS related to the CIAM.

A reconciliation of the statutory federal income tax rate to our effective rate is provided below:

	For the years ended		For the period from April 1, 2010 (Inception) through December 31, 2010
	December 31, 2012	December 30, 2011 As Restated
			As Restated
Statutory rate	35.0%	35.0%	35.0%
State income tax, less effect of federal deduction	4.9%	(0.1)%	—
Noncontrolling interests	(16.1)%	1.1%	1.2%
Goodwill impairment (1)	70.6%	(12.1)%	—
Acquisition costs	—	—	(15.7)%
Uncertain tax positions	13.7%	1.3%	—
State effective tax rate adjustment	—	0.4%	—
Nondeductible expenses	9.0%	(1.3)%	(3.3)%
Penalties	5.8%	—	—
Other	3.8%	1.7%	2.5%

Effective tax rate	126.7%	26.0%	19.7%

(1)	Includes non-cash impairment charges to goodwill associated with our TIS and Security segments. See Note 3 to the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion.

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

Uncertain Tax Positions

We account for uncertain tax positions in accordance with ASC 740 — Income Taxes, which prescribes the minimum recognition threshold a tax position taken or expected to be taken in a tax return is required to meet before being recognized in the financial statements. The amount of unrecognized tax benefits at December 31, 2012 and December 30, 2011 was $8.9 million and $11.2 million, respectively, of which $2.4 million and $6.1 million, respectively, would impact our effective tax rate if recognized. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(Amounts in thousands)	Unrecognized Tax Benefits
Balance at April 1, 2010	$—
Additions for tax positions acquired through DI merger	3,546
Additions for tax positions related to current year	9,781
Reductions for tax positions of prior years
Lapse of statute of limitations	(448)

Balance at December 31, 2010	12,879
Additions for tax positions related to current year	—
Reductions for tax positions of prior years
Net releases	(1,216)
Lapse of statute of limitations	(483)

Balance at December 30, 2011	11,180
Additions for tax positions related to prior years	2,634
Additions for tax penalties	659
Reductions for tax positions of prior years	(448)
Remeasurements	(2,518)
Net releases	(1,621)
Lapse of statute of limitations	(993)

Balance at December 31, 2012	$8,893

We recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in the Provision for income taxes in our Consolidated Statements of Operations. For the year ended December 31, 2012 we recognized a decrease in accrued interest expense of $0.1 million and an increase in tax penalties of $0.7 million. For the year ended December 31, 2011 there was accrued interest expense of $0.1 million and no penalties. For the period from April 1, 2010 (inception) through December 31, 2010, we recognized a net decrease of approximately $0.1 million in interest expense. We expect approximately $0.5 million of the $8.9 million of unrecognized tax benefits as of December 31, 2012 will change in the next twelve months.

We file income tax returns in U.S. federal and state jurisdictions and in various foreign jurisdictions which are subject to examinations by the IRS and other taxing authorities. These audits can result in adjustments of taxes due. The Company’s estimate of the potential outcome of any uncertain tax issue prior to audit is subject to management’s assessment of relevant risks, facts, and circumstances existing at that time. An unfavorable result under audit may reduce the amount of state net operating losses the Company has available for carryforward to offset future taxable income, or may increase the amount of tax due for the period under audit, resulting in an increase to the effective rate in the year of resolution. The statute of limitations is open for U.S. federal income tax returns for our fiscal year 2009 forward. The statute of limitations for state income tax returns is open for our fiscal year 2010 and forward, with few exceptions, and foreign income tax examinations for the calendar year 2009 forward, with few exceptions.

Note 6 — Accounts Receivable

Accounts Receivable, net consisted of the following:

	As of
(Amounts in thousands)	December 31, 2012	December 30, 2011
Billed	$245,678	$291,780
Unbilled	534,935	460,976

Total	$780,613	$752,756

Unbilled receivables as of December 31, 2012 and December 30, 2011 include $36.2 million and $25.8 million, respectively, related to costs incurred on projects for which we have been requested by the customer to begin new work or extend work under an existing contract, and for which formal contracts or contract modifications have not been executed at the end of the respective periods. As of December 31, 2012, we had one contract claim totaling $12.1 million for which our customer had agreed with our position. We expect the ultimate resolution and cash collection of this claim in 2013. There were no contract claims as of December 30, 2011. The balance of unbilled receivables consists of costs and fees billable immediately, on contract completion or other specified events, all of which are expected to be billed and collected within one year, except items that may result in a request for equitable adjustment or formal claim.

Note 7 — Retirement Plans

401(k) Savings Plans

The DynCorp International Savings Plan (the “Savings Plan”) is a participant-directed, defined contribution, 401(k) plan for the benefit of employees meeting certain eligibility requirements. The Savings Plan is intended to qualify under Section 401(a) of the U.S. Internal Revenue Code (the “Code”) and is subject to the provisions of the Employee Retirement Income Security Act of 1974. Under the Savings Plan, participants may contribute from 1% to 50% of their earnings, except for highly compensated employees who can only contribute up to 10% of their gross salary. Contributions are made on a pre-tax basis, limited to annual maximums set by the Code. The current maximum contribution per employee is $17,500 per calendar year. Company matching contributions are also made in an amount equal to 100% of the first 2% of employee contributions and 50% of the next 6%, up to $11,000 per calendar year are invested in various funds at the discretion of the participant. We incurred Savings Plan expense of approximately $18.2 million, $13.9 million and $5.5 million for the years ended December 31, 2012 and December 30, 2011 and for the period from April 1, 2010 (inception) through December 31, 2010, respectively. All Savings Plan expenses are fully funded.

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

We are subject to thirteen significant collective bargaining-agreements that require contributions to the International Association of Machinists National Pension Fund (“IAMNPF”) with expiration dates ranging from April 30, 2013 through September 30, 2016. This is the only multiemployer plan that we contribute to. As long as we remain a contributing employer, we have no liability for any unfunded portion of this plan. However, if for any reason, we stop making contributions to the plan under any of the individual collective-bargaining agreements, we could be assessed a potential withdrawal liability based on our share of the unfunded vested benefits of the plan. Our share of the unfunded vested benefits is determined by the contributions required under the individual collective-bargaining agreements from which we withdraw relative to the plan as a whole.

Our participation in the IAMNPF for the years ended December 31, 2012 and December 30, 2011 and for the period from April 1, 2010 (inception) through December 31, 2010 is outlined in the table below.

	EIN/ Pension Plan	Pension Protection Act Zone Status (2)			FIR/RP Status Pending /	Contributions of DynCorp International (Amounts in thousands)			Surcharge	Expiration Date of
Pension Fund	Number	2012	2011	2010	Implemented	2012	2011	2010	Imposed	CBA
IAMNPF (1)	51-6031295	Green	Green	Green	No	$4,686	$4,461	$3,719	No	4/30/2013 through 9/30/2016

Total Contributions						$4,686	$4,461	$3,719

(1)	Of the thirteen collective-bargaining agreements that require contributions to this plan, the agreement with International Association of Machinists (“IAM”) union employees at Sheppard Air Force Base is the most significant as contributions under this plan for years 2013 through the expiration date of the collective-bargaining agreement will approximate $4.9 million, or 41% of all required contributions to the IAMNPF.
(2)	Unless otherwise noted, the most recent PPA zone status available in 2012, 2011 and 2010 is for the plan’s year-end status for the years ended December 31, 2012 and December 30, 2011 and for the period from April 1, 2010 (inception) through December 31, 2010, respectively. The zone status is based on information that the Company received from the plan and is certified by the plan’s actuary. Generally, plans in the red zone are less than 65% funded, plans in the yellow zone are between 65% and 80% funded, and plans in the green zone are at least 80% funded.

Note 8 — Long-Term Debt

Long-term debt consisted of the following:

	As of
(Amounts in thousands)	December 31, 2012	December 30, 2011
9.5% senior subordinated notes	$637	$637
Term loan	327,272	417,272
10.375% senior unsecured notes	455,000	455,000

Total indebtedness	782,909	872,909
Less current portion of long-term debt	(637)	—

Total long-term debt	$782,272	$872,909

The current portion of long-term debt as of December 31, 2012 was $0.6 million, which consists of our 9.5% senior subordinated notes that mature on February 15, 2013. The total due on the Term Loan is included in Long-term debt in our consolidated balance sheet as of December 31, 2012 and December 30, 2011.

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

Our Senior Credit Facility is secured by substantially all of our assets and is guaranteed by substantially all of our domestic subsidiaries. It provides for a six year, $570 million term loan facility (“Term Loan”) and a four year, $150 million revolving credit facility (“Revolver”), including a $100 million letter of credit subfacility. As of December 31, 2012 and December 30, 2011, the additional available borrowing capacity under the Senior Credit Facility was approximately $111.7 million and $109.6 million, respectively, which gives effect to $38.3 million and $40.4 million in letters of credit, respectively. The maturity date on the Term Loan is July 7, 2016 and the maturity date on the Revolver is July 7, 2014. Amounts borrowed under our Revolver were used to fund operations.

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

The Base Rate is equal to the higher of (a) the Federal Funds Rate plus 0.5% and (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its prime rate; provided that in no event shall the Base Rate be less than 1.00% plus the Eurocurrency Rate applicable to one month interest periods on the date of determination of the Base Rate. The variable Base Rate has a floor of 2.75%.

The Eurocurrency Rate is the rate per annum equal to the British Bankers Association London Interbank Offered Rate (“BBA LIBOR”) as published by Reuters (or other commercially available source providing quotations of BBA LIBOR as designated by the Administrative Agent from time to time) two Business Days prior to the commencement of such interest period. The variable Eurocurrency rate has a floor of 1.75%. As of December 31, 2012 and December 30, 2011, the applicable interest rates for our Term Loan was 6.25% and 6.25%, respectively.

Interest Rates on Letter of Credit Subfacility and Unused Commitment Fees

The letter of credit subfacility bears interest at the applicable margin for Eurocurrency Loans, which ranges from 4.0% to 4.5%. The unused commitment fee ranges from 0.50% to 0.75% depending on the Secured Leverage Ratio, as defined in the Senior Credit Facility. Interest payments on both the letter of credit subfacility and unused commitments are payable quarterly in arrears. As of December 31, 2012 and December 30, 2011 the applicable interest rates for our letter of credit subfacility and our interest rates for our unused commitment fees were 4.5% and 0.75%, respectively, for both periods. All of our letters of credit are also subject to a 0.25% fronting fee.

Principal Payments

Our Credit Facility contains an annual requirement to submit a portion of our Excess Cash Flow, as defined in the Credit Facility, as additional principal payments. The first requirement was in 2012 based on annual financial results for the prior year ended December 30, 2011. Based on the principal payments we made during the years ended December 30, 2011 and December 31, 2012 we did not meet the threshold for an additional Excess Cash Flow payment. Additional principal payments could be required based on net proceeds received from items such as tax refunds or disposition of assets or lines of business.

During the years ended December 31, 2012 and December 30, 2011, we made principal payments of $90.0 million and $151.3 million, respectively on the Term Loan facility. Pursuant to our Term Loan facility quarterly principal payments are required, however, the principal prepayments made in 2011 were applied to the future scheduled maturities and satisfied our responsibility to make quarterly principal payments through July 7, 2016.

Deferred financing costs of $2.1 million and $7.3 million, related to the various principal payments, were expensed and included in Loss on early extinguishment of debt in our consolidated statement of operations for the years ended December 31, 2012 and December 30, 2011, respectively. There were no penalties associated with the prepayments.

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

The total leverage ratio is the Consolidated Total Debt as defined in the Senior Credit Facility, less unrestricted cash and cash equivalents (up to $50 million) to Consolidated EBITDA as defined in the Senior Credit Facility, for the applicable period. Our total leverage ratio cannot be greater than 5.0 to 1.0 through the period ending June 28, 2013, after which, the maximum total leverage diminishes quarterly or semi-annually.

The interest coverage ratio is the ratio of Consolidated EBITDA to Consolidated Interest Expense as defined in the Senior Credit Facility. The interest coverage ratio must not be less than 2.0 to 1.0 through the period ending June 27, 2014, after which the minimum total interest coverage ratio increases quarterly or semi-annually thereafter.

The fair value of our borrowings under our Senior Credit Facility approximates 100.5% and 98.0% of the carrying amount based on quoted values as of December 31, 2012 and December 30, 2011, respectively.

In the event we fail to comply with the covenants specified in the Senior Credit Facility and the Indenture governing our Senior Unsecured Notes, we may be in default. On March 30, 2012, we notified Bank of America N.A. (the “Administrative Agent”) of a default in connection with the failure to deliver to the Administrative Agent the financial statements, reports and other documents under the Senior Credit Facility with respect to the year ended December 30, 2011. The default was cured with the filing of the Company’s Annual Report on Form 10-K for the year ended December 30, 2011 with the SEC on April 9, 2012.

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

In connection with the issuance of the Senior Unsecured Notes, we entered into a registration rights agreement, pursuant to which we agreed, among other things, to offer to exchange the Senior Unsecured Notes for a new issue of substantially identical notes that have been registered under the Securities Act of 1933, as amended. Under this registration rights agreement, we were required to file an exchange offer registration statement and have it declared effective by the SEC within 300 days following July 7, 2010, which was May 3, 2011. Because the exchange offer registration statement did not go effective until June 21, 2011, we were required to pay additional interest to holders of the Senior Unsecured Notes in an amount equal to 0.25% per annum of the principal amount thereof from May 4, 2011 to June 21, 2011. We paid such additional interest of $183,264 to holders of the Senior Unsecured Notes on July 1, 2011 in compliance with the registration rights agreement. On July 26, 2011, we completed the exchange offer and approximately $455 million of registered Senior Unsecured Notes were issued in exchange for the old Senior Unsecured Notes.

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

The fair value of the Senior Unsecured Notes is based on their quoted market value. As of December 31, 2012 and December 30, 2011, the quoted market value of the Senior Unsecured Notes was approximately 91.5% and 87.0%, respectively, of stated value.

Note 9 — Commitments and Contingencies

Commitments

We have operating leases for the use of real estate and certain property and equipment which are either non-cancelable, cancelable only by the payment of penalties or cancelable upon one month’s notice. All lease payments are based on the lapse of time but include, in some cases, payments for insurance, maintenance and property taxes. There are no purchase options on operating leases at favorable terms, but most leases have one or more renewal options. Certain leases on real estate are subject to annual escalations for increases in base rents, utilities and property taxes. Lease rental expense was $217.4 million, $160.2 million and $46.7 million for the years ended December 31, 2012 and December 30, 2011 and for the period from April 1, 2010 (inception) through December 31, 2010, respectively. We have no significant long-term purchase agreements with service providers.

Minimum fixed rentals non-cancelable for the next five years and thereafter under operating leases in effect as of December 31, 2012, are as follows:

Calendar Year	Real Estate	Equipment	Total
	(Amounts in thousands)
2013 (1)	$15,949	$4,304	$20,253
2014	9,642	4,203	13,845
2015	9,018	1,501	10,519
2016	7,959	600	8,559
2017	5,185	350	5,535
Thereafter	10,926	—	10,926

Total	$58,679	$10,958	$69,637

(1)	The minimum lease table above excludes agreements of one year or less in duration. These leases are accounted for in our rent expense, however, because of the short tenure of the lease, these are not reflected in the table above.

Contingencies

General Legal Matters

We are involved in various lawsuits and claims that arise in the normal course of business. We have established reserves for matters in which it is believed that losses are probable and can be reasonably estimated. Reserves related to these matters have been recorded in “Other accrued liabilities” totaling approximately $12.8 million and $4.8 million as of December 31, 2012 and December 30, 2011, respectively. None of our reserves as of December 31, 2012 were individually material. We believe that appropriate accruals have been established for such matters based on information currently available; however, some of the matters may involve compensatory, punitive, or other claims or sanctions that if granted, could require us to pay damages or make other expenditures in amounts that could not be reasonably estimated at December 31, 2012. These accrued reserves represent the best estimate of amounts believed to be our liability in a range of expected losses. In accordance with ASC 450—Contingencies, in addition to matters that are considered probable and can be reasonably estimated, we also disclose certain matters considered reasonably possible. In addition to the disclosure requirements set forth in ASC 450-20, the Company also discloses any other contingencies for which the likelihood of an unfavorable outcome is remote but for which the Company believes are of such a significant nature that disclosure would benefit a user of our financial statements. Other than matters disclosed below, we believe the aggregate range of possible loss related to matters considered reasonably possible was not material as of December 31, 2012. Litigation is inherently unpredictable and unfavorable resolutions could occur. Accordingly, it is possible that an adverse outcome from such proceedings could (i) exceed the amounts accrued for probable matters; or (ii) require a reserve for a matter we did not originally believe to be probable or could be reasonably estimated. Such changes could be material to our financial condition, results of operations and cash flows in any particular reporting period. Our view of the matters not specifically disclosed could possibly change in future periods as events thereto unfold.

Pending Litigation and Claims

On December 4, 2006, December 29, 2006, March 14, 2007 and April 24, 2007, four lawsuits were served, seeking unspecified monetary damages against DynCorp International LLC and several of its former affiliates in the U.S. District Court for the Southern District of Florida, concerning the spraying of narcotic plant crops along the Colombian border adjacent to Ecuador. Three of the lawsuits, filed on behalf of the Provinces of Esmeraldas, Sucumbíos, and Carchi in Ecuador, allege violations of Ecuadorian law, International law, and statutory and common law tort violations, including negligence, trespass, and nuisance. The fourth lawsuit, filed on behalf of citizens of the Ecuadorian provinces of Esmeraldas and Sucumbíos, alleges personal injury, various counts of negligence, trespass, battery, assault, intentional infliction of emotional distress, violations of the Alien Tort Claims Act and various violations of International law. The four lawsuits were consolidated, and based on our motion granted by the court, the case was subsequently transferred to the U.S. District Court for the District of Columbia. On March 26, 2008, a First Amended Consolidated Complaint was filed that identified 3,266 individual plaintiffs. As of January 12, 2010, 1,256 of the plaintiffs have been dismissed by court orders and, on September 15, 2010, the Provinces of Esmeraldas, Sucumbíos, and Carchi were dismissed by court order. We filed multiple motions for summary judgment, and, on February 15, 2013, the court granted summary judgment and dismissed all claims. On March 18, 2013, the plaintiffs filed a notice of appeal with the U.S. Court of Appeals for the District of Columbia. The amended complaint does not demand any specific monetary damages; however, a court decision against us could have a material effect on our results of operations and financial condition, if we are unable to obtain reimbursement from the DoS. The aerial spraying operations were and continue to be managed by us under a DoS contract in cooperation with the Colombian government. The DoS contract provides indemnification to us against third-party liabilities arising out of the contract, subject to available funding as well as potential apportionment of damages to multiple defendants. At this time, we believe the likelihood of an unfavorable outcome in this case is remote.

A lawsuit filed on September 11, 2001, and amended on March 24, 2008, seeking unspecified damages on behalf of twenty-six residents of the Sucumbíos Province in Ecuador, was brought against our operating company and several of its former affiliates in the U.S. District Court for the District of Columbia. The action alleges violations of the laws of nations and U.S. treaties, negligence, emotional distress, nuisance, battery, trespass, strict liability, and medical monitoring arising from the spraying of herbicides near the Ecuador-Colombia border in connection with the performance of the DoS, International Narcotics and Law Enforcement contract for the eradication of narcotic plant crops in Colombia. As of January 12, 2010, fifteen of the plaintiffs have been dismissed by court order. We filed multiple motions for summary judgment, and, on February 15, 2013, the court granted summary judgment and dismissed all claims. On March 18, 2013, the plaintiffs filed a notice of appeal with the U.S. Court of Appeals for the District of Columbia. The terms of the DoS contract provide that the DoS will indemnify our operating company against third-party liabilities arising out of the contract, subject to available funding. We are also entitled to indemnification by Computer Sciences Corporation, the Company’s previous owners, in connection with this lawsuit, subject to certain limitations. Additionally, any damage award would have to be apportioned between the other defendants and our operating company. We believe that the likelihood of an unfavorable judgment in this matter is remote.

Arising out of the litigation described in the preceding two paragraphs, on September 22, 2008, we filed a separate lawsuit against our aviation insurance carriers seeking defense and coverage of the referenced claims. On November 9, 2009, the court granted our Partial Motion for Summary Judgment regarding the duty to defend, and the carriers have paid the majority of the litigation expenses. In a related action, the carriers filed a lawsuit against us on February 5, 2009, seeking rescission of certain aviation insurance policies based on an alleged misrepresentation by us concerning the existence of certain of the lawsuits relating to the eradication of narcotic plant crops. On May 19, 2010, our aviation insurance carriers filed a complaint against us seeking reformation of previously provided insurance policies and the elimination of coverage for aerial spraying. The Company believes that the claims asserted by the insurance carriers are without merit and the likelihood of an unfavorable judgment in this matter is remote.

In 2009, we terminated for cause a contract to build the Akwa Ibom International Airport for the State of Akwa Ibom in Nigeria. Consequently, we terminated certain subcontracts and purchase orders the customer advised us it did not want to assume. Our termination of certain subcontracts not assumed by the customer, including our actions to recover against advance payment and performance guarantees established by the subcontractors for our benefit, was challenged in certain instances. In December 2011, the customer filed arbitration alleging fraud, gross negligence, contract violations, and conversion of funds and asserted damages of approximately $150 million. We believe our right to terminate this contract was justified and permissible under the terms of the contract, and we intend to vigorously contest the claims brought against us. Additionally, we believe the contract limits any damages to a maximum of $3 million, except in situations of gross negligence and willful misconduct. As of December 31, 2012 and December 30, 2011, we have recorded an immaterial liability for this matter and believe the likelihood of loss for amounts in excess of this accrual, up to the amount limited by the contract, is reasonably possible.

On July 8, 2009, a lawsuit was filed in the United Arab Emirates (“UAE”) Abu Dhabi Court of First Instance, by Al Hamed ITC (hereafter “Al Hamed”) concerning an October 2002 business development contract focused upon obtaining business directly with the UAE General Military Directorate (“GMD”). Al Hamed was unsuccessful in assisting the company in soliciting business with GMD and, as such, the contract with Al Hamed was terminated in July 2006. We became a subcontractor to the successful bidder, Al Taif, in December 2006. Al Hamed filed a claim seeking $57.0 million in damages under the business development contract. On May 9, 2012, the court awarded Al Hamed 8.2 million in UAE Dirhams ($2.2 million U.S. dollars) plus 5% interest and expenses. The Company and Al Hamed both appealed the judgment. On September 12, 2012, the appellate court altered the judgment stating the amount should not have been in UAE Dirhams rather in U.S. dollars, which amounts to $8.2 million US dollars. As of September 28, 2012, a reserve has been established for the full amount of the judgment. The judgment was further appealed to the Supreme Court in Abu Dhabi, and, on February 27, 2013, we were advised that our appeal was unsuccessful. Once confirmed, the judgment will be paid.

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

As previously disclosed in our periodic filings, we identified certain payments made on our behalf by two subcontractors to expedite the issuance of a limited number of visas and licenses from a foreign government agency that may raise compliance issues under the U.S. Foreign Corrupt Practices Act. We retained outside counsel to investigate these payments. In November 2009, we voluntarily brought this matter to the attention of the U.S. Department of Justice and the SEC. We cooperated with the government’s review of this matter. On February 5, 2013, the U.S. Department of Justice notified us that their inquiry regarding this matter has been closed based upon a number of factors, including, but not limited to, the voluntary disclosure by the company, the thorough investigation undertaken by the company, and the steps taken to enhance the company’s anti-corruption compliance program.

On August 16, 2005, we were served with a Department of Justice Federal Grand Jury Subpoena seeking documents concerning work performed by a former subcontractor, Al Ghabban in 2002-2005. Specifically, during the 2002-2005 timeframe, Al Ghabban performed line haul trucking work to transport materials throughout the Middle Eastern theater on the War Reserve Materials Program. In response to the subpoena in 2005, we provided the requested documents to the Department of Justice, and the matter was subsequently closed in 2005 without any action taken. In April 2009, we received a follow up telephone call concerning this matter from the Department of Justice Civil Litigation Division. Since that time, we have had several discussions with the government regarding the civil matter. In response to requests, we provided additional information to the Department of Justice Civil Litigation Division. We are fully cooperating with the government’s review and believe that the likelihood of an unfavorable judgment resulting from this matter is reasonably possible. If our operations are found to be in violation of any laws or government regulations, we may be subject to penalties, damages or fines, any or all of which could adversely affect our financial results. The Company believes that the likelihood of an unfavorable judgment resulting from this matter is reasonably possible; however, as this matter is still under review and no formal complaint has been filed, a reasonable estimate of loss or range of loss cannot be made.

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

U.S. Government Audits

Our contracts are regularly audited by the Defense Contract Audit Agency (“DCAA”) and other government agencies. These agencies review our contract performance, cost structure and compliance with applicable laws, regulations and standards. The government also reviews the adequacy of, and our compliance with, our internal control systems and policies, including our purchasing, property, estimating, accounting and material management accounting systems. Any costs found to be improperly allocated to a specific contract will not be reimbursed. The DCAA will in some cases issue a Form 1 representing the non-conformance of such costs or requirements as it relates to our government contracts. If the Company is unable to provide sufficient evidence of the costs in question, the costs could be suspended or disallowed which could be material to our financial statements. Government contract payments received by us for direct and indirect costs are subject to adjustment after government audit and repayment to the government if the payments exceed allowable costs as defined in the government regulations. Since we cannot reasonably estimate the results of a DCAA or other government entity audit, these items represent loss contingencies that we consider reasonably possible. Due to the nature of our business, the continual oversight of and audits by governmental agencies and the number of contracts under which we perform, we cannot, at this time, provide a reasonable estimate of the range of loss for these contingencies.

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

Over the past year, we have received a series of final audit reports from the DCAA, some of which have resulted in Form 1’s, related to their examination of certain incurred, invoiced and reimbursed costs on our CivPol program for periods ranging from April 17, 2004 through April 2, 2010. The Form 1’s identify several cost categories where the DCAA has asserted instances of potential deviations from the explicit terms of the contract or from certain provisions of government regulations. The asserted amounts are derived from extrapolation methodologies used to estimate potential exposure amounts for the cost categories which when aggregated for all final audit reports and Form 1’s total approximately $141.2 million. Over the past year, the Company has worked with the DCAA in resolving matters inclusive in the Form 1s. We have provided responses to the DCAA for each letter, in which we have articulated our position on each issue and have attempted to answer their questions and provide clarification of the facts to resolve the issues raised. We have also sought to obtain clarification from our customer through formal contract modifications in an attempt to assist the DCAA in closing these issues. We believe the majority of these issues will continue to be resolved and thus represent loss contingencies that we consider remote. For the remaining issues, which total approximately $17.7 million, we believe the DCAA did not consider certain contractual provisions and long standing patterns of dealing with the customer. Since we cannot reasonably estimate the DCAA’s acceptance of our initial responses and the ultimate outcome related to these remaining issues we believe these items represent loss contingencies that we consider reasonably possible. We continue to work with the customer and the DCAA to resolve any remaining questions they may have and provide clarification of the facts and circumstances surrounding the issues.

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

Risk Management Liabilities and Reserves

We are insured for domestic workers’ compensation liabilities and a significant portion of our employee medical costs. However, we bear risk for a portion of claims pursuant to the terms of the applicable insurance contracts. We account for these programs based on actuarial estimates of the amount of loss inherent in that period’s claims, including losses for which claims have not been reported. These loss estimates rely on actuarial observations of ultimate loss experience for similar historical events. We limit our risk by purchasing stop-loss insurance policies for significant claims incurred for both domestic workers’ compensation liabilities and medical costs. Our exposure under the stop-loss policies for domestic workers’ compensation and medical costs is limited based on fixed dollar amounts. For domestic worker’s compensation and employer’s liability under state and federal law, the fixed-dollar amount of stop-loss coverage is $1.0 million per occurrence on most policies; but, $0.25 million on a California based policy. For medical costs, the fixed dollar amount of stop-loss coverage is from $0.25 million to $0.75 million for total costs per covered participant per calendar year.

Note 10 — Equity

At April 1, 2010 (inception), 100 common shares were issued and, as of December 31, 2012, 100 shares remain issued and outstanding as there have been no further issuances of common shares since that date. During the period from April 1, 2010 (inception) through December 31, 2010, our equity was impacted by a capital contribution of $550.9 million in connection with the merger entered into on July 7, 2010.

Note 11 — Fair Value of Financial Assets and Liabilities

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

Fair Value of Financial Instruments

Our financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable, and borrowings. Because of the short-term nature of cash and cash equivalents, accounts and notes receivable and accounts payable, the fair value of these instruments approximates the carrying value. Our estimate of the fair value of our long-term debt is based Level 1 and Level 2 inputs, as defined above.

	As of
	December 31, 2012		December 30, 2011
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
10.375% senior unsecured notes	$455,000	$416,325	$455,000	$395,850
Term Loan	327,272	328,908	417,272	408,927
9.5% senior subordinated notes	—	—	637	622

Total long-term debt	$782,272	$745,233	$872,909	$805,399

Note 12 — Segment and Geographic Information

As of December 30, 2011, we had three operating and reportable segments, GSDS, GPSS and GLS, two of which were wholly-owned. The third segment, GLS, is a 51% owned joint venture. In January of 2012, our organizational structure was amended to better align how the Company addresses the markets we serve, respond to changes in our customers’ strategic outlook and better reflect the current economic environment. As part of these changes, we re-aligned our segments from BATs into strategic business “Groups.” Under the new alignment, there are six operating and reportable segments which include LOGCAP, Aviation, TIS, GLDS, Security and GLS. Our segments will continue to operate principally within a regulatory environment subject to governmental contracting and accounting requirements, including FAR, CAS and audits by various U.S. federal agencies. We excluded certain costs that are not directly allocable to our segments from the segment results and included these costs in headquarters.

The following is a summary of the financial information of the reportable segments reconciled to the amounts reported in the condensed consolidated financial statements:

	For the years ended		For the period from April 1, 2010 (Inception)
(Amounts in thousands)		December 30, 2011	through December 31, 2010
	December 31, 2012	As Restated	As Restated
Revenue
LOGCAP	$1,771,945	$1,596,444	$695,644
Aviation	1,338,514	1,101,218	536,070
Training & Intelligence Solutions	535,354	637,808	268,087
Global Logistics & Development Solutions	294,106	307,200	171,479
Security Services	108,064	68,996	28,387
GLS	61,111	359,568	285,820

Total reportable segments	4,109,094	4,071,234	1,985,487
GLS deconsolidation (1)	(61,111)	(359,568)	(285,820)
Headquarters (2)	(3,708)	7,486	(3,252)

Total revenue	$4,044,275	$3,719,152	$1,696,415

Operating income
LOGCAP	$64,131	$27,280	$14,705
Aviation	105,327	71,912	29,897
Training & Intelligence Solutions (5)	(19,868)	31,875	20,211
Global Logistics & Development Solutions	26,774	20,642	4,281
Security Services (5)	(22,096)	5,287	2,674
GLS	3,297	26,661	19,287

Total reportable segments	157,565	183,657	91,055
GLS deconsolidation	(3,297)	(26,661)	(19,287)
Headquarters (3)	(58,385)	(144,625)	(68,457)

Total operating income	$95,883	$12,371	$3,311

Depreciation and amortization
LOGCAP	$788	$863	$23
Aviation	685	672	309
Training & Intelligence Solutions	140	168	84
Global Logistics & Development Solutions	115	110	50
Security Services	—	—	—
GLS	—	—	—

Total reportable segments	1,728	1,813	466
GLS deconsolidation	—	—	—
Headquarters	50,086	50,681	25,759

Total depreciation and amortization (4)	$51,814	$52,494	$26,225

(1)	We deconsolidated GLS effective July 7, 2010.
(2)	Represents revenue earned on shared services arrangements for general and administrative services provided to unconsolidated joint ventures and elimination of intercompany items between segments.
(3)	Headquarters operating expenses primarily relate to amortization of intangible assets and other costs that are not allocated to segments and are not billable to our U.S. government customers. In addition, merger expenses incurred by Delta Tucker Holdings, Inc. are included in Headquarters.

(4)	Includes amounts included in Cost of services of $1.6 million, $1.7 million and $0.4 million for the years ended December 31, 2012 and December 30, 2011 and for the period from April 1, 2010 (inception) through December 31, 2010, respectively.
(5)	Includes non-cash impairment charges to goodwill associated with our TIS and Security segments. See Note 3 to the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion.

	As of
(Amounts in thousands)	December 31, 2012	December 30, 2011
Assets
LOGCAP	$320,249	$337,689
Aviation	706,646	629,327
Training & Intelligence Solutions	224,834	277,842
Global Logistics & Development Solutions	203,787	221,988
Security Services	51,864	64,111
GLS	66,541	68,165

Total reportable segments	1,573,921	1,599,122
GLS deconsolidation (1)	(66,541)	(68,165)
Headquarters (2)	463,336	483,464

Total assets (3)	$1,970,716	$2,014,421

(1)	We deconsolidated GLS effective July 7, 2010.
(2)	Assets primarily include cash, investments in unconsolidated subsidiaries, intangible assets (excluding goodwill) and deferred debt issuance cost.
(3)	Subsequent to the issuance of the Company’s consolidated financial statements on Form 10-Q for the period ended September 30, 2012, management identified certain misclassifications in the allocation of Assets presented above for each Segment. There was no impact in the Total assets or the unaudited condensed consolidating financial statements for the nine months ended September 30, 2012. Accordingly, the balances for the Assets by segment presented in the 2011 column presented above have been corrected.

Geographic Information — Revenue by geography is determined based on the location of services provided.

	For the years ended				For the period from April 1, 2010 (Inception)
(Amounts in thousands)			December 30, 2011		through December 31, 2010
	December 31, 2012		As Restated		As Restated
United States	$635,293	16%	$566,314	15%	$315,297	19%
Middle East (1)	3,167,086	78%	2,879,414	77%	1,280,282	75%
Other Americas	106,160	3%	96,326	3%	31,605	2%
Europe	51,209	1%	97,062	3%	24,807	1%
Asia-Pacific	44,000	1%	49,046	1%	34,074	2%
Other	40,527	1%	30,990	1%	10,350	1%

Total revenue	$4,044,275	100%	$3,719,152	100%	$1,696,415	100%

(1)	The Middle East includes but is not limited to activities in Iraq, Afghanistan, Somalia, Oman, Qatar, United Arab Emirates, Kuwait, Palestine, Sudan, Pakistan, Jordan, Lebanon, Bahrain, Yemen, Saudi Arabia, Turkey and Egypt. Substantially all assets owned by the Company were located in the U.S. as of December 31, 2012.

Revenue from the U.S. government accounted for approximately 97%, 97% and 98% of total revenue for the years ended December 31, 2012 and December 30, 2011 and for the period from April 1, 2010 (inception) through December 31, 2010, respectively. As of December 31, 2012 and December 30, 2011 accounts receivable due from the U.S. government represented over 93% and 96% of total accounts receivable, respectively.

Note 13 — Related Parties, Joint Ventures and Variable Interest Entities

Consulting Fee

The Company has a Master Consulting and Advisory Services agreement (“COAC Agreement”) with Cerberus Operations and Advisory Company, LLC, where pursuant to the terms of the agreement, they make personnel available to us for the purpose of providing reasonably requested business advisory services. The services are priced on a case by case basis depending on the requirements of the project and agreements in pricing. We incurred $3.3 million, $1.9 million and $0.7 million in expenses for Cerberus consulting fees for the years ended December 31, 2012 and December 30, 2011 and for the period from April 1, 2010 (inception) through December 31, 2010, respectively.

Joint Ventures and Variable Interest Entities

Our most significant joint ventures and VIEs and our associated ownership percentages are listed as follows:

Partnership for Temporary Housing LLC (“PaTH”)	30%
Contingency Response Services LLC (“CRS”)	45%
Global Response Services LLC (“GRS”)	51%
GLS	51%
DynCorp International FZ—LLC (“DIFZ”)	25%
Babcock DynCorp Limited (“Babcock”)	44%

We account for our investments in VIEs in accordance with ASC 810 - Consolidation. In cases where we have (i) the power to direct the activities of the VIE that most significantly impact its economic performance and (ii) the obligation to absorb losses of the VIE that could potentially be significant or the right to receive benefits from the entity that could potentially be significant to the VIE, we consolidate the entity. Alternatively, in cases where all of the aforementioned criteria are not met, the investment is accounted for under the equity method. As of December 31, 2012, we accounted for PaTH, CRS, Babcock, GRS and GLS as equity method investments. Alternatively, we consolidated DIFZ based on the aforementioned criteria. We present our share of the PaTH, CRS, GRS and GLS earnings in Earnings from unconsolidated affiliates as these joint ventures are considered operationally integral. Alternatively, we present our share of the Babcock earnings in Other income, net as it is not considered operationally integral.

PaTH is a joint venture formed in May 2006 with two other partners for the purpose of procuring government contracts with the Federal Emergency Management Authority. On February 27, 2013, we executed an agreement with the two other partners to reduce our ownership percentage in the PaTH joint venture to 30%. The executed agreement, stipulated the ownership percentage to be reduced retrospectively, effective September 1, 2012. As such, as of December 31, 2012, our ownership percentage in PaTH was reduced from 40% to 30%.

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

Mission Readiness is a joint venture formed in September 2010 with three members for the purpose of procuring government contracts with the DoD. Subsequent to formation, a fourth member joined the joint venture. Mission Readiness was pursuing a significant contract for which the potential customer requested a 100% performance guarantee from one of the joint venture members. We agreed to provide this guarantee in exchange for similar guarantees from each of the joint venture members. The fair value of our guarantee to the potential customer was determined to be zero at the inception of the contract, thus the related liability was also determined to be zero. There is no value assigned to the guarantees provided to us from the other joint venture members. During the year ended December 31, 2012, the Company learned Mission Readiness was unsuccessful in obtaining the contract the joint venture was established to pursue. As a result, the members have liquidated the joint venture. The Mission Readiness joint venture is no longer considered operationally integral as a result of the liquidation. Our investment in and cost incurred associated with the Mission Readiness joint venture were not material.

GLS is a joint venture formed in August 2006 between DynCorp International LLC and AECOM’s National Security Programs unit for the purpose of procuring government contracts with the U.S. Army. We incur significant costs on behalf of GLS related to the normal operations of the venture. However, these costs typically support revenue billable to our customer. GLS is not a guarantor under our Senior Credit Facility or our Senior Unsecured Notes in accordance with the agreement.

As of December 30, 2011, we owned 50% of DIFZ. On March 15, 2012, we entered into a non-cash dividend distribution transaction with Cerberus Series Four Holdings, LLC and Cerberus Partners II, L.P., in which we distributed half of our 50% ownership in DIFZ. As a result of the distribution we now hold 25% ownership. The distribution was recognized as an increase in Noncontrolling interests and a reduction to Additional-paid-in-capital, given our Accumulated deficit position. We continue to consolidate DIFZ as we still exercise power over activities that significantly impact DIFZ’s economic performance. Additionally, we maintain the obligation to absorb losses or receive benefits of DIFZ that could potentially be significant to DIFZ as we continue to incur significant costs on behalf of DIFZ related to our normal operations. The vast majority of these costs are considered direct contract costs and thus billable on several of our contracts supported by DIFZ services.

Babcock is a joint venture formed in January 2005 and currently provides services to the British Ministry of Defence.

Receivables due from our unconsolidated joint ventures totaled $1.2 million and $3.9 million as of December 31, 2012 and December 30, 2011, respectively. These receivables are a result of items purchased and services rendered by us on behalf of our unconsolidated joint ventures. We have assessed these receivables as having minimal collection risk based on our historic experience with these joint ventures and our inherent influence through our ownership interest. The related revenue we earned from our unconsolidated joint ventures totaled $4.2 million, $12.3 million and $7.5 million for the years ended December 31, 2012 and December 30, 2011 and for the period from April 1, 2010 (inception) through December 31, 2010, respectively. Additionally, we earned $4.8 million, $17.4 million and $12.9 million in equity method income (includes operationally integral and non-integral income) for the years ended December 31, 2012 and December 30, 2011 and for the period from April 1, 2010 (inception) through December 31, 2010, respectively.

GLS’ revenue was $61.1 million, $359.6 million and $285.8 million for the years ended December 31, 2012 and December 30, 2011 and for the period from April 1, 2010 (inception) through December 31, 2010, respectively. GLS’ operating income was $3.3 million, $26.7 million and $19.3 million for the years ended December 31, 2012 and December 30, 2011 and for the period from April 1, 2010 (inception) through December 31, 2010, respectively. GLS’ net income was $3.3 million, $26.7 million and $19.2 million for the years ended December 31, 2012 and December 30, 2011 and for the period from April 1, 2010 (inception) through December 31, 2010, respectively. As a result of the impairment recorded in September 2011, we no longer recognize any earnings related to GLS, until we receive cash through dividend distributions.

On October 5, 2011, the DCAA issued GLS a Form 1 in the amount of $95.9 million which pertained to inconsistencies of certain contractual requirements. As a result of the Form 1, the customer informed GLS it would withhold a portion of outstanding invoices until the Form 1 was resolved. See Note 9 for further discussion.

On February 8, 2012, the DCAA issued GLS a second Form 1 in the amount of $102.0 million, asserting inconsistencies with labor related costs for the fiscal year ended April 3, 2009. The customer has withheld $5.0 million until this issue is resolved. GLS does not agree with the DCAA’s findings on either of the Form 1s and is currently working with the DCAA and the customer to provide clarification and resolve both matters. If the DCAA Form 1s are not overruled and subsequent appeals are unsuccessful, the decision could have a material effect on GLS’ results of operations. Additionally, in March 2012, GLS received a subpoena from the Inspector General of the U.S. DoD requesting documentation related to its contract with the United States Army. GLS appeared before the Inspector General in April of 2012 with the requested information and is currently awaiting a response.

We currently hold one promissory note from Palm Trading Investment Corp, which had an aggregate initial value of $9.2 million. The note is included in (i) Prepaid expenses and other current assets and in (ii) Other assets on our audited consolidated balance sheet for the short and long-term portions, respectively. The loan balance outstanding was $5.3 million and $6.0 million as of December 31, 2012 and December 30, 2011, respectively, reflecting the initial value plus accrued interest, less payments against the promissory notes. The fair value of the notes receivable is not materially different from its carrying value.

As discussed above and in accordance with ASC 810—Consolidation, we consolidate DIFZ. The following tables present selected financial information for DIFZ as of December 31, 2012 and December 30, 2011 and for the years ended December 31, 2012 and December 30, 2011 and for the period from April 1, 2010 (inception) through December 31, 2010:

	As of
(Amounts in millions)	December 31, 2012	December 30, 2011
Assets	$32.7	$31.2
Liabilities	25.9	27.3

	For the years ended		For the period from April 1, 2010 (Inception)
(Amounts in millions)	December 31, 2012	December 30, 2011	through December 31, 2010
Revenue	$510.1	$476.3	$224.3

The following tables present selected financial information for our equity method investees as of December 31, 2012 and December 30, 2011 and for the years ended December 31, 2012 and December 30, 2011 and for the period from April 1, 2010 (inception) through December 31, 2010:

	As of
(Amounts in millions)	December 31, 2012	December 30, 2011
Current assets	$115.0	$146.3
Total assets	115.1	146.4
Current liabilities	59.9	76.6
Total liabilities	60.4	77.0

	For the years ended		For the period from April 1, 2010 (Inception)
(Amounts in millions)	December 31, 2012	December 30, 2011	through December 31, 2010
Revenue	$234.5	$556.4	$359.5
Gross profit	17.1	46.4	26.6
Net income	13.4	35.7	29.3

Many of our joint ventures and VIEs only perform on a single contract. The modification or termination of a contract under a joint venture and VIE could trigger an impairment in the fair value of our investment in these entities. In the aggregate, our maximum exposure to losses as a result of our investment consists of our (i) $20.3 million investment in unconsolidated subsidiaries, (ii) $1.2 million in receivables from our unconsolidated joint ventures, (iii) $5.3 million of notes receivable from Palm Trading Investment Corp, and (iv) contingent liabilities that were neither probable nor reasonably estimable as of December 31, 2012.

Note 14 — Collaborative Arrangements

We participate in a collaborative arrangement with CH2M Hill on the Logistics Civil Augmentation Program IV (“LOGCAP IV”) program. During 2008, we executed a subcontract and teaming agreement with CH2M Hill with respect to operations on the LOGCAP IV program, which is considered a collaborative arrangement under GAAP. The purpose of this arrangement is to share some of the risks and rewards associated with this U.S. government contract. Our current share of profits is 70%.

We account for this collaborative arrangement under ASC 808 — Collaborative Arrangements and record revenue gross as the prime contractor. The cash inflows and outflows, as well as expenses incurred, are recorded in Cost of services in the period incurred. Revenue on LOGCAP IV was $1,771.9 million, $1,594.2 million and $697.1 million for the years ended December 31, 2012 and December 30, 2011 and for the period from April 1, 2010 (inception) through December 31, 2010, respectively. Cost of services on LOGCAP IV was $1,652.2 million, $1,506.4 million and $651.5 million for the years ended December 31, 2012 and December 30, 2011 and for the period from April 1, 2010 (inception) through December 31, 2010, respectively. Our share of the total LOGCAP IV profits was $64.1 million, $27.1 million and $14.7 million for the years ended December 31, 2012 and December 30, 2011 and for the period from April 1, 2010 (inception) through December 31, 2010, respectively.

In June 2012, we executed a collaborative arrangement with Logix USA Corporation on the Egypt Personnel Support Services (“EPSS”) program. The purpose of the arrangement is to share risks and rewards associated with the U.S. government contract. Our share of profits is 85%, and as the principal participant, we record revenue gross and expenses are recorded in Cost of services in the period incurred. Revenue on the EPSS program was $10.0 million for the year ended December 31, 2012. Cost of services on the EPSS program was $8.4 million for the year ended December 31, 2012. Our share of the total EPSS program profits was $1.2 million for the year ended December 31, 2012.

Note 15 — Consolidating Financial Statements of Subsidiary Guarantors

The Senior Unsecured Notes issued by DynCorp International Inc. (“Subsidiary Issuer”) and the Credit Facility are fully and unconditionally guaranteed, jointly and severally, by the Company (“Parent”) and all of the domestic subsidiaries of Subsidiary Issuer: DynCorp International LLC, DTS Aviation Services LLC, DynCorp Aerospace Operations, LLC, DynCorp International Services LLC, DIV Capital Corporation, Dyn Marine Services of Virginia LLC, Services International LLC, Worldwide Humanitarian Services LLC, Worldwide Recruiting and Staffing Services LLC, Heliworks LLC, Global Aviation Consultancy Services, LLC, Phoenix Consulting Group LLC and Casals and Associates Inc. (“Subsidiary Guarantors”). Each of the Subsidiary Issuer and the Subsidiary Guarantors is 100% owned by the Company. Under the indenture governing the Senior Unsecured Notes, a guarantee of a Subsidiary Guarantor will terminate upon the following customary circumstances: the sale of the capital stock of such Subsidiary Guarantor if such sale complies with the indenture; the designation of such Subsidiary Guarantor as an unrestricted subsidiary; if such Subsidiary Guarantor no longer guarantees certain other indebtedness of the Subsidiary Issuer; or the defeasance or discharge of the indenture.

The following condensed consolidating financial statements present (i) condensed consolidating balance sheets as of December 31, 2012 and December 30, 2011 (ii) the condensed consolidating statement of operations and statement of cash flows for the year ended December 31, 2012 and for the period from April 1, 2010 (inception) through December 31, 2010 and (iii) elimination entries necessary to consolidate Parent and its subsidiaries.

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

DynCorp International, Inc. is considered the Subsidiary Issuer as it issued the Senior Unsecured Notes.

Delta Tucker Holdings, Inc. and Subsidiaries

Condensed Consolidating Statement of Operations Information

For the year ended December 31, 2012

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$—	$4,077,449	$538,118	$(571,292)	$4,044,275
Cost of services	—	—	(3,743,400)	(514,653)	559,121	(3,698,932)
Selling, general and administrative expenses	—	—	(149,236)	(12,297)	12,171	(149,362)
Depreciation and amortization expense	—	—	(49,658)	(602)	—	(50,260)
Earnings from equity method investees	—	—	825	—	—	825
Impairment of goodwill	—	—	(44,594)	—	—	(44,594)
Impairment of intangibles	—	—	(6,069)	—	—	(6,069)

Operating income	—	—	85,317	10,566	—	95,883
Interest expense	—	(80,078)	(6,194)	—	—	(86,272)
Loss on early extinguishment of debt	—	(2,094)	—	—	—	(2,094)
Interest income	—	—	108	9	—	117
Equity in (loss) income of consolidated subsidiaries	(8,937)	(16,604)	4,050	—	21,491	—
Other income (loss), net	—	—	4,814	(142)	—	4,672

(Loss) income before income taxes	(8,937)	(98,776)	88,095	10,433	21,491	12,306
Benefit (provision) for income taxes	—	89,839	(104,699)	(738)	—	(15,598)

Net (loss) income	(8,937)	(8,937)	(16,604)	9,695	21,491	(3,292)
Noncontrolling interest	—	—	—	(5,645)	—	(5,645)

Net (loss) income attributable to Delta Tucker Holdings, Inc.	$(8,937)	$(8,937)	$(16,604)	$4,050	$21,491	$(8,937)

Delta Tucker Holdings, Inc. and Subsidiaries

Condensed Consolidating Statement of Operations Information

For the year ended December 30, 2011 as restated

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$—	$3,739,576	$515,659	$(536,083)	$3,719,152
Cost of services	—	—	(3,437,997)	(494,098)	523,253	(3,408,842)
Selling, general and administrative expenses	—	—	(148,874)	(13,507)	12,830	(149,551)
Depreciation and amortization expense	—	—	(50,142)	(631)	—	(50,773)
Earnings from equity method investees	—	—	12,800	—	—	12,800
Impairment of equity method investment	—	—	(76,647)	—	—	(76,647)
Impairment of goodwill	—	—	(33,768)	—	—	(33,768)

Operating income	—	—	4,948	7,423	—	12,371
Interest expense	—	(88,546)	(3,206)	—	—	(91,752)
Loss on early extinguishment of debt	—	(7,267)	—	—	—	(7,267)
Interest income	—	—	203	2	—	205
Equity in (loss) income of consolidated subsidiaries	(62,056)	9,181	4,174	—	48,701	—
Other income, net	—	—	6,032	39	—	6,071

(Loss) income before income taxes	(62,056)	(86,632)	12,151	7,464	48,701	(80,372)
Benefit (provision) for income taxes	—	24,576	(2,970)	(665)	—	20,941

Net (loss) income	(62,056)	(62,056)	9,181	6,799	48,701	(59,431)
Noncontrolling interest	—	—	—	(2,625)	—	(2,625)

Net (loss) income attributable to Delta Tucker Holdings, Inc.	$(62,056)	$(62,056)	$9,181	$4,174	$48,701	$(62,056)

Delta Tucker Holdings, Inc. and Subsidiaries

Condensed Consolidating Statement of Operations Information

For the period from April 1, 2010 (inception) through December 31, 2010 as restated

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$—	$1,699,489	$246,545	$(249,619)	$1,696,415
Cost of services	—	—	(1,555,202)	(236,183)	243,466	(1,547,919)
Selling, general and administrative expenses	—	—	(77,586)	(6,425)	5,987	(78,024)
Merger expenses	(51,722)	—	—	—	—	(51,722)
Depreciation and amortization expense	—	—	(25,466)	(310)	—	(25,776)
Earnings from equity method investees	—	—	10,337	—	—	10,337

Operating (loss) income	(51,722)	—	51,572	3,627	(166)	3,311
Interest expense	—	(46,438)	(407)	—	—	(46,845)
Bridge commitment fee	(7,963)	—	—	—	—	(7,963)
Equity in income of consolidated subsidiaries	4,210	33,851	1,821	—	(39,882)	—
Interest income	—	—	420	—	—	420
Other income (loss), net	—	—	1,766	(60)	166	1,872

(Loss) income before income taxes	(55,475)	(12,587)	55,172	3,567	(39,882)	(49,205)
Benefit (provision) for income taxes	14,599	16,797	(21,321)	(385)	—	9,690

Net (loss) income	(40,876)	4,210	33,851	3,182	(39,882)	(39,515)
Noncontrolling interest	—	—	—	(1,361)	—	(1,361)

Net (loss) income attributable to Delta Tucker Holdings, Inc.	$(40,876)	$4,210	$33,851	$1,821	$(39,882)	$(40,876)

Delta Tucker Holdings, Inc. and Subsidiaries

Condensed Consolidating Statement of Comprehensive Income

For the year ended December 31, 2012

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net (loss) income	$(8,937)	$(8,937)	$(16,604)	$9,695	$21,491	$(3,292)
Other comprehensive income:
Currency translation adjustment	225	225	123	102	(450)	225

Other comprehensive income, before tax	225	225	123	102	(450)	225
Income tax expense related to items of other comprehensive income	(83)	(83)	(45)	(38)	166	(83)

Other comprehensive income	142	142	78	64	(284)	142

Comprehensive (loss) income	(8,795)	(8,795)	(16,526)	9,759	21,207	(3,150)
Noncontrolling interest	—	—	—	(5,645)	—	(5,645)

Comprehensive (loss) income attributable to Delta Tucker Holdings, Inc.	$(8,795)	$(8,795)	$(16,526)	$4,114	$21,207	$(8,795)

Delta Tucker Holdings, Inc. and Subsidiaries

Condensed Consolidating Statement of Comprehensive Income

For the year ended December 30, 2011 as restated

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net (loss) income	$(62,056)	$(62,056)	$9,181	$6,799	$48,701	$(59,431)
Other comprehensive income:
Currency translation adjustment	(312)	(312)	(187)	(125)	624	(312)

Other comprehensive income, before tax	(312)	(312)	(187)	(125)	624	(312)
Income tax expense related to items of other comprehensive income	111	111	67	44	(222)	111

Other comprehensive loss	(201)	(201)	(120)	(81)	402	(201)

Comprehensive (loss) income	(62,257)	(62,257)	9,061	6,718	49,103	(59,632)
Noncontrolling interest	—	—	—	(2,625)	—	(2,625)

Comprehensive (loss) income attributable to Delta Tucker Holdings, Inc.	$(62,257)	$(62,257)	$9,061	$4,093	$49,103	$(62,257)

Delta Tucker Holdings, Inc. and Subsidiaries

Condensed Consolidating Statement of Comprehensive Income

For the period from April 1, 2010 (inception) through December 31, 2010 as restated

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net (loss) income	$(40,876)	$4,210	$33,851	$3,182	$(39,882)	$(39,515)
Other comprehensive income:
Currency translation adjustment	217	217	62	155	(434)	217

Other comprehensive income, before tax	217	217	62	155	(434)	217
Income tax expense related to items of other comprehensive income	(75)	(75)	(21)	(54)	150	(75)

Other comprehensive income	142	142	41	101	(284)	142

Comprehensive (loss) income	(40,734)	4,352	33,892	3,283	(40,166)	(39,373)
Noncontrolling interest	—	—	—	(1,361)	—	(1,361)

Comprehensive (loss) income attributable to Delta Tucker Holdings, Inc.	$(40,734)	$4,352	$33,892	$1,922	$(40,166)	$(40,734)

Delta Tucker Holdings, Inc. and Subsidiaries

Condensed Consolidating Balance Sheet Information

December 31, 2012

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
	ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$74,907	$43,868	$—	$118,775
Restricted cash	—	—	1,659	—	—	1,659
Accounts receivable, net	—	—	781,649	2,548	(3,584)	780,613
Intercompany receivables	—	—	164,048	—	(164,048)	—
Prepaid expenses and other current assets	—	—	75,874	2,485	864	79,223

Total current assets	—	—	1,098,137	48,901	(166,768)	980,270
Property and equipment, net	—	—	25,494	713	—	26,207
Goodwill	—	—	571,653	32,399	—	604,052
Tradenames, net	—	—	43,643	—	—	43,643
Other intangibles, net	—	—	265,014	1,520	—	266,534
Investment in subsidiaries	482,627	1,373,820	42,749	—	(1,899,196)	—
Other assets, net	1,353	22,911	25,746	—	—	50,010

Total assets	$483,980	$1,396,731	$2,072,436	$83,533	$(2,065,964)	$1,970,716

	LIABILITIES & EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$637	$—	$—	$637
Accounts payable	—	—	284,616	2,944	(210)	287,350
Accrued payroll and employee costs	—	—	126,122	26,538	(24,849)	127,811
Intercompany payables	46,438	107,414	—	10,196	(164,048)	—
Deferred income taxes	—	—	59,027	5	—	59,032
Other accrued liabilities	—	24,418	154,939	767	22,339	202,463
Income taxes payable	—	—	3,737	334	—	4,071

Total current liabilities	46,438	131,832	629,078	40,784	(166,768)	681,364
Long-term debt, less current portion	—	782,272	—	—	—	782,272
Long-term deferred taxes	—	—	50,303	—	—	50,303
Other long-term liabilities	—	—	11,023	—	—	11,023
Noncontrolling interests	—	—	8,212	—	—	8,212
Equity	437,542	482,627	1,373,820	42,749	(1,899,196)	437,542

Total liabilities and equity	$483,980	$1,396,731	$2,072,436	$83,533	$(2,065,964)	$1,970,716

Delta Tucker Holdings, Inc. and Subsidiaries

Condensed Consolidating Balance Sheet Information

December 30, 2011 as restated

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
	ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$45,724	$24,481	$—	$70,205
Restricted cash	—	—	10,773	—	—	10,773
Accounts receivable, net	—	—	750,135	7,391	(4,770)	752,756
Intercompany receivables	—	—	176,207	9,196	(185,403)	—
Prepaid expenses and other current assets	—	—	87,401	792	684	88,877

Total current assets	—	—	1,070,240	41,860	(189,489)	922,611
Property and equipment, net	—	—	23,290	794	—	24,084
Goodwill	—	—	613,204	32,399	—	645,603
Tradenames, net	—	—	43,660	—	—	43,660
Other intangibles, net	—	—	308,786	1,954	—	310,740
Investment in subsidiaries	493,051	1,477,173	35,609	—	(2,005,833)	—
Other assets, net	2,017	32,864	33,002	—	(160)	67,723

Total assets	$495,068	$1,510,037	$2,127,791	$77,007	$(2,195,482)	$2,014,421

	LIABILITIES & EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$—	$—	$—	$—
Accounts payable	—	—	276,547	2,781	(4,260)	275,068
Accrued payroll and employee costs	—	—	100,198	28,449	—	128,647
Intercompany payables	47,102	120,637	9,196	8,468	(185,403)	—
Deferred income taxes	—	—	76,258	27	—	76,285
Other accrued liabilities	—	24,077	130,891	1,533	14	156,515
Income taxes payable	—	—	937	140	—	1,077

Total current liabilities	47,102	144,714	594,027	41,398	(189,649)	637,592
Long-term debt, less current portion	—	872,272	637	—	—	872,909
Long-term deferred taxes	—	—	23,136	—	—	23,136
Other long-term liabilities	—	—	27,632	—	—	27,632
Noncontrolling interests		—	5,186	—	—	5,186
Equity	447,966	493,051	1,477,173	35,609	(2,005,833)	447,966

Total liabilities and equity	$495,068	$1,510,037	$2,127,791	$77,007	$(2,195,482)	$2,014,421

Delta Tucker Holdings, Inc. and Subsidiaries

Condensed Consolidating Statement of Cash Flow Information

For the year ended December 31, 2012

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$664	$103,223	$29,660	$13,309	$(2,666)	$144,190

Cash flows from investing activities:
Purchase of property and equipment, net	—	—	(5,467)	(61)	—	(5,528)
Proceeds from sale of property and equipment	—	—	25	—	—	25
Cash paid for acquisition, net of cash acquired	—	—	(11,746)	—	—	(11,746)
Purchase of software	—	—	(2,590)	—	—	(2,590)
Return of capital from equity method investees	—	—	9,154	—	—	9,154
Contributions to equity method investees	—	—	(1,478)	—	—	(1,478)
Net transfers from (to) Parent	—	—	—	—	—	—

Net cash used in investing activities	—	—	(12,102)	(61)	—	(12,163)
Cash flows from financing activities:
Borrowings on long-term debt	—	325,000	—	—	—	325,000
Payments on long-term debt	—	(415,000)	—	—	—	(415,000)
Borrowings related to financed insurance	—	—	62,580	—	—	62,580
Payments related to financed insurance	—	—	(53,918)	—	—	(53,918)
Payments of dividends to Parent	—	—	—	(4,785)	2,666	(2,119)
Net transfers (to) from Parent / Subsidiary	(664)	(13,223)	2,963	10,924	—	—

Net cash (used in) provided by financing activities	(664)	(103,223)	11,625	6,139	2,666	(83,457)

Net increase in cash and cash equivalents	—	—	29,183	19,387	—	48,570
Cash and cash equivalents, beginning of period	—	—	45,724	24,481	—	70,205

Cash and cash equivalents, end of period	$—	$—	$74,907	$43,868	$—	$118,775

Delta Tucker Holdings, Inc. and Subsidiaries

Condensed Consolidating Statement of Cash Flow Information

For the year ended December 30, 2011 as restated

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$12,582	$37,893	$124,719	$(4,918)	$(2,290)	$167,986

Cash flows from investing activities:
Purchase of property and equipment, net	—	—	(4,838)	(4)	—	(4,842)
Return of capital from equity method investees	—	—	9,147	—	—	9,147
Contributions to equity method investees	—	—	(7,308)	—	—	(7,308)
Net transfers from (to) Parent	—	—	—	12,441	(12,441)	—

Net cash (used in) provided by investing activities	—	—	(2,999)	12,437	(12,441)	(3,003)
Cash flows from financing activities:
Borrowings on long-term debt	—	366,700	—	—	—	366,700
Payments on long-term debt	—	(518,003)	—	—	—	(518,003)
Net transfers (to) from Parent / Subsidiary	(12,582)	113,410	(126,235)	12,966	12,441	—
Payments of dividends to Parent	—	—	—	(3,435)	2,290	(1,145)
Other financing activities	—	—	4,133	1,000	—	5,133

Net cash (used in) provided by financing activities	(12,582)	(37,893)	(122,102)	10,531	14,731	(147,315)

Net (decrease) increase in cash and cash equivalents	—	—	(382)	18,050	—	17,668
Cash and cash equivalents, beginning of period	—	—	46,106	6,431	—	52,537

Cash and cash equivalents, end of period	$—	$—	$45,724	$24,481	$—	$70,205

Delta Tucker Holdings, Inc. and Subsidiaries

Condensed Consolidating Statement of Cash Flow Information

For the period from April 1, 2010 (inception) through December 31, 2010 as restated

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(59,684)	$6	$(588)	$35,804	$(2,627)	$(27,089)

Cash flows from investing activities:
Merger consideration for shares	—	(1,004,892)	135,849	—	—	(869,043)
Investments in equity method investees	—	—	(21,000)	—	—	(21,000)
Deconsolidation of GLS	—	—	(938)	—	—	(938)
GLS note	—	—	21,086	—	—	21,086
Purchase of property and equipment	—	—	(8,323)	—	—	(8,323)
Net transfers (to) from Parent	—	—	—	(26,135)	26,135	—

Net cash (used in) provided by investing activities	—	(1,004,892)	126,674	(26,135)	26,135	(878,218)
Cash flows from financing activities:
Borrowings on long-term debt	—	1,537,000	—	—	—	1,537,000
Payments on long-term debt	—	(1,090,268)	—	—	—	(1,090,268)
Net transfers from (to) Parent / Subsidiary	59,684	7,227	(40,776)	—	(26,135)	—
Equity contribution from Affiliates of Cerberus	—	550,927	—	—	—	550,927
Payments of dividends to Parent	—	—	—	(3,238)	2,627	(611)
Other financing activities	—	—	(39,204)	—	—	(39,204)

Net cash provided by (used in) financing activities	59,684	1,004,886	(79,980)	(3,238)	(23,508)	957,844

Net increase in cash and cash equivalents	—	—	46,106	6,431	—	52,537
Cash and cash equivalents, beginning of period	—	—	—	—	—	—

Cash and cash equivalents, end of period	$—	$—	$46,106	$6,431	$—	$52,537

Note 16 — Restatement

The Company has restated its previously issued consolidated financial statements for the year ended December 30, 2011 and for the period from April 1, 2010 (inception) through December 31, 2010. This correction was primarily a result of certain potential obligations and other accrued liabilities related to prior periods in connection with certain contracts.

The tables below represent the impact of the restatement on the Company’s Consolidated statements of operations, equity, and cash flows for the year ended December 30, 2011 and the period from April 1, 2010 (date of inception) through December 31, 2010 and the consolidated balance sheets as of December 30, 2011 and December 31, 2010.

All financial information included in the notes to the consolidated financial statements impacted by the restatement adjustments have been revised as applicable.

The following tables present the impact of the restatement on our consolidated statement of operations as of December 30, 2011 and for the period from April 1, 2010 (Inception) through December 31, 2010:

	For the year ended December 30, 2011
(Amounts in thousands)	As Reported	Adjustments	Restated
Revenue	$3,721,465	$(2,313)	$3,719,152
Cost of services	(3,409,222)	380	(3,408,842)

Operating income	14,304	(1,933)	12,371
Loss before income taxes	(78,439)	(1,933)	(80,372)
Benefit for income taxes	20,122	819	20,941

Net loss	(58,317)	(1,114)	(59,431)
Net loss attributable to Delta Tucker Holdings, Inc.	$(60,942)	$(1,114)	$(62,056)

	For the period from April 1, 2010 (Inception) through December 31, 2010
(Amounts in thousands)	As Reported	Adjustments	Restated
Revenue	$1,697,706	$(1,291)	$1,696,415
Cost of services	(1,544,184)	(3,735)	(1,547,919)

Operating income	8,337	(5,026)	3,311
Loss before income taxes	(44,179)	(5,026)	(49,205)
Benefit from income taxes	7,881	1,809	9,690

Net loss	(36,298)	(3,217)	(39,515)
Net loss attributable to Delta Tucker Holdings, Inc.	$(37,659)	$(3,217)	$(40,876)

The following tables present the impact of the restatement on our consolidated balance sheets as of December 30, 2011 and December 31, 2010:

	As of December 30, 2011
(Amounts in thousands)	As Reported	Adjustments	Restated

LIABILITIES

Current liabilities:
Accrued payroll and employee costs	$129,027	$(380)	$128,647
Deferred income taxes	78,912	(2,627)	76,285
Accrued liabilities	149,175	7,340	156,515

Total current liabilities	633,259	4,333	637,592

Total liabilities	1,556,936	4,333	1,561,269

EQUITY

Accumulated deficit	(98,593)	(4,333)	(102,926)
Total equity attributable to Delta Tucker Holdings, Inc.	452,299	(4,333)	447,966
Total equity	457,485	(4,333)	453,152

Total liabilities and equity	$2,014,421	$—	$2,014,421

	As of December 31, 2010
(Amounts in thousands)	As Reported	Adjustments	Restated

LIABILITIES

Current liabilities:
Deferred income taxes	$90,726	$(1,809)	$88,917
Accrued liabilities	147,859	5,026	152,885

Total current liabilities	644,872	3,217	648,089

Total liabilities	1,746,029	3,217	1,749,246

EQUITY

Accumulated deficit	(37,659)	(3,217)	(40,876)
Total equity attributable to Delta Tucker Holdings, Inc.	512,975	(3,217)	509,758
Total equity	517,326	(3,217)	514,109

Total liabilities and equity	$2,263,355	$—	$2,263,355

The following table presents the impact of the restatement adjustments on our consolidated statements of cash flows for the year December 30, 2011 and for the period from April 1, 2010 (inception) through December 31, 2010:

	For the year ended December 30, 2011
(Amounts in thousands)	As Reported	Adjustments	Restated
Cash flows from operating activities
Net loss	$(58,317)	$(1,114)	$(59,431)
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(25,579)	(819)	(26,398)
Changes in assets and liabilities:
Accounts payable and accrued liabilities	1,813	1,933	3,746

Net cash provided by operating activities	$167,986	$—	$167,986

	For the period from April 1, 2010 (Inception) through December 31, 2010
(Amounts in thousands)	As Reported	Adjustments	Restated
Cash flows from operating activities
Net loss	$(36,298)	$(3,217)	$(39,515)
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	7,033	(1,809)	5,224
Changes in assets and liabilities:
Accounts payable and accrued liabilities	39,497	5,026	44,523

Net cash used in operating activities	$(27,089)	$—	$(27,089)

Note 17 — Subsequent Events

We evaluated subsequent events that occurred after the period end date. We determined the following items discussed below merited disclosure for the year ended December 31, 2012.

GLS Awards

In January 2013, the U.S. Intelligence and Security Command (“INSCOM”) selected GLS to manage the U.S. Army Central Command (“CENTCOM”) task order under the Defense Language Interpretation Translation Enterprise (“DLITE”) contract. The CENTCOM task order has one base year with three one year options and a total potential value of $88.4 million. See Note 13 for further discussion.

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

As of
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

Construction Contracts or Contract Elements — For all construction contracts or contract elements, we apply the combination and segmentation guidance found in ASC 605-35, as directed by ASC 910 Contractors Construction (“ASC 910”), in analyzing the deliverables contained in the contract to determine appropriate profit centers. Revenue is recognized by profit center using the percentage-of-completion method.

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

Our assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of April 2, 2010 were as follows:

	Fair Value Measurements at Reporting Date Using
(Amounts in thousands)	Book value of financial assets/ (liabilities) as of April 2, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)

Assets

Cash equivalents (1)	$137,698	$137,698	$—	$—

Total assets measured at fair value	$137,698	$137,698	$—	$—

Liabilities

Contingent earn-out consideration and compensation	$(1,173)	$—	$—	$(1,173)

Interest rate derivatives	(1,634)	—	(1,634)	—

Total liabilities measured at fair value	$(2,807)	$—	$(1,634)	$(1,173)

(1) Includes cash equivalents and restricted cash.

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

(Amounts in thousands, except weighted average)	Weighted Average Useful Life	Amount
Intangible Assets

Customer relationships	7.5	$2,827

Training materials	10	6,886

Software	10	2,046

Non-compete agreements	2	212

Tradename	5	381

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

The following is a summary of the financial information of the reportable segments reconciled to the amounts reported in the consolidated financial statements:

(Amounts in thousands)	Fiscal Quarter Ended July 2, 2010	Fiscal Year Ended April 2, 2010

Revenue

Global Stabilization and Development Solutions	$507,481	$1,623,657

Global Platform Support Solutions	288,229	1,213,522

Global Linguist Solutions	149,254	734,012

Subtotal	944,964	3,571,191

Headquarters — Elimination (1)	(251)	1,268

Total reportable segments	$944,713	$3,572,459

Operating income

Global Stabilization and Development Solutions	$23,911	$87,271

Global Platform Support Solutions	19,549	110,237

Global Linguist Solutions	9,073	46,389

Subtotal	52,533	243,897

Headquarters (2)	(13,570)	(44,728)

Total reportable segments	$38,963	$199,169

Depreciation and amortization

Global Stabilization and Development Solutions	$80	$404

Global Platform Support Solutions	4	129

Global Linguist Solutions	—	—

Subtotal	84	533

Headquarters	10,179	41,106

Total reportable segments (3)	$10,263	$41,639

(1)	Primarily represents eliminations of intercompany revenue earned between segments and revenue for the prior year period (in fiscal year 2010) recorded to Headquarters for the release of prior year reserves associated with a government cost audit.

(2)	Headquarters operating expense primarily relate to amortization of intangible assets and other costs that are not allocated to segments and are not billable to our U.S. government customers.

(3)	Excludes amounts included in Cost of services of $0.3 million and $0.9 million during the fiscal quarter ended July 2, 2010 and the fiscal year ended April 2, 2010, respectively.

(Amounts in thousands)	Fiscal Year Ended April 2, 2010

Assets

Global Stabilization and Development Solutions	$931,413

Global Platform Support Solutions	454,170

Global Linguist Solutions	125,398

Total reportable segments	1,510,981

Headquarters (1)	269,913

Total consolidated assets	$1,780,894

(1)	Assets primarily include cash, deferred income taxes, intangible assets (excluding goodwill) and deferred debt issuance cost.

Geographic Information — Revenue by geography is determined based on the location of services provided.

	Fiscal Quarter Ended		Fiscal Year Ended
(Amounts in thousands)	July 2, 2010		April 2, 2010

United States	$160,433	17%	$678,807	19%

Middle East (1)	716,714	76%	2,613,719	73%

Other Americas	36,163	4%	123,043	3%

Europe	12,161	1%	72,584	2%

Asia-Pacific	14,071	1%	68,304	2%

Other	5,171	1%	16,002	1%

Total	$944,713	100%	$3,572,459	100%

(1)	The Middle East includes but is not limited to activities in Iraq, Afghanistan, Somalia, Oman, Qatar, United Arab Emirates, Kuwait, Palestine, Sudan, Pakistan, Jordan, Lebanon, Bahrain, Yemen, Saudi Arabia, Turkey and Egypt.

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

	Fiscal Year 2010
(Amounts in thousands)	Fourth Fiscal Quarter Ended April 2, 2010	Third Fiscal Quarter Ended January 1, 2010	Second Fiscal Quarter Ended October 2, 2009	First Fiscal Quarter Ended July 3, 2009

Revenue	$1,053,791	$914,264	$819,642	$784,762

Operating income	$49,937	$47,904	$49,242	$52,086

Net income attributable to DynCorp International Inc.	$19,468	$19,019	$18,408	$20,548

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

EQUITY
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

Schedule I - Condensed Financial Information of Registrant

DELTA TUCKER HOLDINGS, INC.

CONDENSED BALANCE SHEETS

	As of
(Amounts in thousands)	December 31, 2012	December 30, 2011 As Restated(1)
Deferred tax assets	$1,353	$2,017
Investment in subsidiaries	482,627	493,051

Total assets	$483,980	$495,068

Liabilities	$46,438	$47,102
Stockholders Equity	437,542	447,966

Total liabilities and equity	$483,980	$495,068

(1)	The Company has restated its consolidated financial statements for the fiscal year ended December 30, 2011. The table above presents the restated amounts for the respective period. Refer Note 16 of the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion.

See notes to this schedule

DELTA TUCKER HOLDINGS, INC.

CONDENSED STATEMENTS OF OPERATIONS

	For the years ended		For the period from April 1, 2010 (Inception) through December 31, 2010 As Restated(1)
(Amounts in thousands)	December 31, 2012	December 30, 2011 As Restated(1)
Merger expenses	$—	$—	$(51,722)
Bridge commitment fee	—	—	(7,963)
Equity in income of subsidiaries, net of tax	(8,937)	(62,056)	4,210

Income before income taxes	(8,937)	(62,056)	(55,475)
Income tax benefit	—	—	14,599

Net (loss) income	$(8,937)	$(62,056)	$(40,876)

(1)	The Company has restated its consolidated financial statements for the fiscal year ended December 30, 2011. The table above presents the restated amounts for the respective period. Refer Note 16 of the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion.

See notes to this schedule

DELTA TUCKER HOLDINGS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	For the years ended		For the period from April 1, 2010 (Inception) through December 31, 2010
(Amounts in thousands)	December 31, 2012	December 30, 2011
Net cash from operating activities	$664	$12,582	$(59,684)
Net cash from investing activities	—	—	—
Net cash from financing activities	(664)	(12,582)	59,684

Net change in cash and cash equivalent	—	—	—
Cash and cash equivalents, beginning of period	—	—	—

Cash and Cash equivalents, end of period	$—	$—	$—

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

Note 2 — Dividends Received from Consolidated Subsidiaries

We have received no dividends from our consolidated subsidiaries including DynCorp International Inc. which has covenants related to its long-term debt, including restrictions on dividend payments as of December 31, 2012. As the parent guarantor to DynCorp International Inc., we are subject to certain restrictions set forth under the Senior Credit Facility, including restrictions on the payment of dividends. As we are the holding company of DynCorp International Inc. and have no independent operations apart from DynCorp International Inc. and no assets other than our investment in DynCorp International Inc. and associated deferred taxes, our retained earnings and net income are fully encumbered by these restrictions.

Note 3 — Equity

Our equity was initially comprised of a capital contribution of $550.9 million. Between our inception and December 31, 2012, our equity has been impacted by our earnings, changes in other comprehensive income and additional paid in capital.

Schedule II - Valuation and Qualifying Accounts

Delta Tucker Holdings, Inc.

For the year ended December 31, 2012 and December 30, 2011 and for the period from April 1, 2010 (inception) through December 31, 2010

(Amount in thousands)	Beginning of Period	Charged to Costs and Expense	Deductions from Reserve (1)	End of Period
Allowance for doubtful accounts:
April 1, 2010 — December 31, 2010	$—	$610	$(52)	$558
January 1, 2011 — December 30, 2011	558	2,125	(736)	1,947
December 31, 2011 — December 31, 2012	$1,947	$722	$(1,188)	$1,481

(1)	Deductions from reserve represents accounts written off, net of recoveries.

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

Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Act, for the period ended December 31, 2012. Based on the evaluation performed, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting — There have been no changes in our internal control over financial reporting (as such term is defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting—Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following are the names, ages and a brief account of the business experience for the past five years of our directors and executive officers as of March 5, 2013. Unless the context otherwise indicates, references herein to “we,” “our,” “us,” or “the Company” refer to Delta Tucker Holdings, Inc. and our consolidated subsidiaries.

Name	Age	Position
Steven F. Gaffney	54	Chairman of the Board and Chief Executive Officer
General Michael Hagee (USMC Ret.)	68	Director
Brett Ingersoll	49	Director
General John Tilelli (USA Ret.)	71	Director
James E. Geisler	46	Director
Steven Schorer	55	President
William T. Kansky	51	Senior Vice President and Chief Financial Officer
Gregory S. Nixon	49	Senior Vice President, General Counsel and Corporate Secretary
George S. Krivo	50	Senior Vice President, Business Development
Robert Lehman Jr.	55	Senior Vice President of Human Resources
Joseph Ruffolo Jr.	69	Senior Vice President and Chief of Staff
Joe C. Kale	54	Senior Vice President, Chief Compliance Officer

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

Steven F. Gaffney has been the Chairman of the Board of Directors since July 2010, and our Chief Executive Officer (“CEO”) since August 2010. From December 2008 to August 2010, he served as Chief Executive Officer at IAP Worldwide Services, Inc., a provider of services to the Department of Defense and other government agencies. From May 1998 to December 2008 he was with ITT Corporation. During his career with ITT Corporation, he was President of two of their divisions; Electronic Systems and System Services. For the later part of his career he was Senior Vice President of the Corporation and President of the entire Defense Electronics and Services group. Prior to ITT Corporation, Mr. Gaffney led business segments at Litton Industries, Allied Signal and Smith Industries. He currently serves as the Chairman of the Board of

IAP Worldwide Services, Inc. He holds a Bachelor’s degree in electrical engineering from Lafayette College, and is certified as a Lean Six Sigma Champion and Green Belt. Mr. Gaffney was selected to serve as the Chairman because of his extensive leadership experience of more than 25 years in the defense industry.

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

General John Tilelli (USA Ret.) has been a director since July 2010. General Tilelli is currently Chairman and CEO of Cypress International, Inc. He served two combat tours in Vietnam, commanded the 1st Cavalry Division during Operations Desert Shield and Desert Storm, and served four times in Germany. General Tilelli served as the Vice Chief of Staff of the Army, and concluded his active duty career as Commander in Chief of the United Nations Command, Republic of Korea, U.S. Combined Forces, and U.S. Forces Korea. He was appointed as President and CEO of the USO Worldwide Operations in March 2000. General Tilelli holds a Bachelor’s degree in economics from Pennsylvania Military College, now Widener University, and was commissioned as an Armor Officer. He earned a Master’s degree in administration from Lehigh University and graduated from the Army War College. General Tilelli was awarded honorary doctoral degrees by Widener University and the University of Maryland. General Tilelli was selected to serve as one of our directors due to his extensive knowledge about our two largest clients—the Department of Defense and the Department of State, and extensive board and oversight experience, which allows him to bring additional perspective to our Board of Directors.

James E. Geisler has been a director since September 2012. Mr. Geisler is the Chief Operating Officer and Chief Financial Officer at CreoSalus, a Kentucky-based life-science company. Before joining CreoSalus in 2010, he spent 17 years with United Technologies Corporation, a Dow Jones company with over $50 billion in revenue with operations in six industries, including the aerospace and security industries. Mr. Geisler was co-Chief Financial Officer for four years with responsibilities including treasury, investor relations and financial planning. He also served as Vice President of Strategy, in charge of business development and acquisitions. Mr. Geisler’s career began with General Electric’s aerospace business with assignments in the U.S. and Asia. He holds a Master’s in Business Administration from the University of Virginia’s Darden Graduate School of Business Administration and a Bachelor of Business Administration from the University of Kentucky.

Steven Schorer has been our President since November 2010. Mr. Schorer joined the company in April 2009 as President of our operating company’s Global Platform Support Solutions segment. Mr. Schorer has more than 25 years of experience in the aerospace and defense industry, and a diverse background in general management, international business development, program management, and engineering. From 2003 to 2008, he was President of the C4I segment at DRS Technologies, Inc, a $1.5 billion operation with 22 sites and over 5,000 employees. Before that, Mr. Schorer served as president and general manager of the Ocean Systems Division of L-3 Communications. He has also worked for Allied Signal Aerospace, Lockheed Missiles and Space, Raytheon, and Hughes Aircraft. Mr. Schorer has a Bachelor of Science degree in electrical engineering from the University of Massachusetts. He completed executive management programs at the Anderson School of Executive Management, University of California, Los Angeles, and at the American Graduate School of International Management in Phoenix.

William T. Kansky has been our Senior Vice President and Chief Financial Officer since August 2010. Previously he was Vice President and Chief Financial Officer at ITT Defense and Information Solutions, which he joined in April 2006. He has worked in the finance organizations of Westinghouse Broadcasting Company and Group W Information Services. He holds a Bachelor’s degree in finance from Central Connecticut State University.

Gregory S. Nixon has been our Senior Vice President, General Counsel and Corporate Secretary since September 2009. Mr. Nixon leads the legal affairs of the Company. Mr. Nixon worked for McKinsey & Company Inc., from August 2007 to September 2009 where he was the Associate General Counsel and Assistant Secretary, and Vice President and General Counsel of the Public Sector Services division. From September 2002 to August 2007, he was a Principal, Associate General Counsel and Assistant Secretary at Booz Allen Hamilton Incorporated. Mr.Nixon also practiced law at the international law firm of Howrey & Simon LLP in their Commercial Litigation Group. After serving as a commissioned officer in the U.S. Air

Force, Mr. Nixon held senior government positions in the U.S. Government Accountability Office and served as special counsel in the U.S. Navy Office of the General Counsel. He holds the rank of Lieutenant Colonel in the U.S. Air Force Judge Advocate General’s Corps Reserve. Mr. Nixon has a Bachelor’s of Science in mechanical engineering from Tuskegee University and a Juris Doctor degree from Georgetown University Law Center.

George S. Krivo has been our Senior Vice President Business Development since January 2011. Mr. Krivo joined the company in December 2010 as Vice President, Land Systems business area of our Global Platform Support Solutions segment. Previously Mr. Krivo served as vice president and division manager for Science Applications International Corporation (SAIC). Before that, Mr. Krivo was president and general manager of DRS Technologies’ Engineering & Logistics Enterprise, where Mr. Krivo guided technical and financial performance as well as strategic planning and growth. Mr. Krivo also directed the Ground Vehicles business area including global electro-optical military sales. Earlier, he was the director of Army and C2 programs for Pragmatics, Inc. From 1985 to 2005, Mr. Krivo served in the U.S. Army in numerous command and staff positions. Mr. Krivo was a policy advisor to the chairman of the Joint Chiefs of Staff and a strategy advisor to the Army chief of staff. In Iraq, he served as the senior military spokesperson for coalition forces. Mr. Krivo commanded a Patriot missile brigade in Germany and armored operations in Bosnia, and has extensive regional policy experience in Northeast Asia, Europe, and the Middle East. Mr. Krivo holds an M.A. in communication from the University of Oklahoma, and a B.A. in communication and political science from Cornell College in Iowa.

Robert Lehman Jr. has been our Senior Vice President of Human Resources since November 2010. Previously Mr. Lehman served as the Vice President and Director of Human Resources at ITT Systems Corporation, which he joined in 1980. Mr. Lehman holds a Bachelor’s degree in communications from Seton Hall University and a Master’s degree in human resource from Upsala College.

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

Joseph C. Kale has been our Senior Vice President and Chief Compliance Officer since September 2010. Mr. Kale has more than 25 years of experience in the aerospace and defense industry. Previously, Mr. Kale was Director Ethics Operations for Lockheed Martin’s Information Systems & Global Solutions Area. Mr. Kale holds a Bachelor’s of Arts degree in Public Administration from St. Joseph’s University.

CORPORATE GOVERNANCE

Code of Ethics and Business Conduct

Every action or decision at the Company is based upon our values: We Serve, We Care, We Empower, We Perform, We Do the Right Thing. Our Code of Ethics and Business Conduct (“Code”) establishes requirements and direction to translate these values into action, every day, and for everything we do. Employees, directors, officers, contractors, and agents are expected to operate in a manner consistent with these values and this Code. It is our commitment to conduct business honestly, ethically and in accordance with best practices and the applicable laws of the U.S. and other countries in which we operate.

The Company has a comprehensive and longstanding ethics and compliance program in support of our Code. It includes mandatory training on a wide range of topics, consistent communication, and a robust system to report concerns or potential violations. We are guided at all times by the highest standards of integrity, whether dealing with customers, co-workers, or others. By operating each day with this commitment in mind we can provide a solid return to our shareholders, develop meaningful work for our employees, and create something of value for our communities. The Code of Ethics and Business Conduct addresses, among other matters, the obligation of accounting and financial personnel to maintain accurate records of the Company’s operations, comply with laws and report violations. Our Code of Ethics and Business Conduct is posted on our website, http://www.dyn-intl.com, under the heading “Investor Relations—Corporate Governance”.

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

Name	Audit	Business Ethics and Compliance	Compensation
Steven F. Gaffney (1)
General Michael Hagee (USMC Ret.)	X	C	X
Brett Ingersoll	X		C
General John Tilelli (USA Ret.)	C	X	X
James E. Geisler	X	X

C - Committee Chairman

(1)	Chairman of the Board

STANDING COMMITTEES

Audit Committee

The Audit Committee oversees risks related to the Company’s financial statements, the financial reporting process, certain compliance issues and accounting matters. The Audit Committee is also responsible for the oversight of (i) management’s assessment of internal controls (ii) our internal audit function (iii) the Company’s policies and practices with respect to enterprise risk management programs and processes, and (iv) audits of the Company’s financial statements on behalf of the Board. Among other duties, it is directly responsible for the selection and oversight of our independent auditors. The functions of the Audit Committee are further described in the Audit Committee’s charter. The Audit Committee met six times during the year ended December 31, 2012. The Audit Committee met on March 5, 2013 in relation to the year ended December 31, 2012. The Audit Committee’s charter is available on our website, http://www.dyn-intl.com, under the heading “Investor Relations — Corporate Governance.”

Even though our stock is not publicly traded as of the Merger, in accordance with our Corporate Governance Guidelines, Members of the Audit Committee who are determined by the Board to be independent, if any, within the meaning of our Corporate Governance Guidelines must satisfy the requirements of the New York Stock Exchange (“NYSE”). The Board determined that all members of the Audit Committee, except for Mr. Ingersoll, are independent. Mr. Ingersoll is not considered an independent Director because of his employment as Senior Managing Director and Co-Head of Private Equity at Cerberus.

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

Business Ethics and Compliance Committee

The Business Ethics and Compliance Committee is responsible for (i) overseeing and monitoring the Company’s conformance with good business practices, public image and Government and industry standards, (ii) assisting the Board in its general oversight of the Company’s compliance with the legal and regulatory requirements of the Company’s business operations and (iii) overseeing the ethics and compliance program, including the compliance with the Company’s Code of Ethics and Business Conduct.

The Business Ethics and Compliance Committee’s charter is available on our website, http://www.dyn-intl.com, under the heading “Investor Relations—Corporate Governance.”

Compensation Committee

Our Compensation Committee is responsible for making recommendations to the Board concerning the compensation of the CEO and other executive officers, including the appropriateness of salary, incentive compensation, equity-based compensation plans and certain other benefit plans. Our Compensation Committee evaluates the performance of the CEO and other executive officers in setting their compensation levels and considers the Company’s performance, as well as other factors deemed appropriate by our Compensation Committee. Our Compensation Committee occasionally engages independent consulting firms to review and evaluate various elements of the CEO’s and other executive officers’ total compensation, as discussed below under “Compensation Discussion and Analysis.” Our Compensation Committee met five times during the year ended December 31, 2012. On March 5, 2013, the Compensation Committee met to approve calendar year 2013 compensation for the NEOs. In addition, the Committee approved the inclusion of the three additional days, resulting from the change in the Company’s fiscal year, within the Management Incentive Plan (“MIP”) considerations for the year ended December 31, 2012.

Our Compensation Committee’s charter is available on our website, http://www.dyn-intl.com, under the heading “Investor Relations — Corporate Governance.”

ITEM 11. EXECUTIVE COMPENSATION.

COMPENSATION DISCUSSION AND ANALYSIS

Overview

This Compensation Discussion and Analysis (“CD&A”) describes the policies and objectives underlying our compensation program for our Named Executive Officers (“NEOs”). Accordingly, this section addresses and analyzes each element of our NEOs compensation program. There were five NEOs for the year ended December 31, 2012. Our NEOs were made up of our (1) current CEO, (2) current CFO and (3) three most highly compensated executive officers other than the CEO and CFO who were serving as executive officers at December 31, 2012. This section also presents a series of tables containing specific information about the compensation awarded to, earned by or paid to our NEOs. For the year ended December 31, 2012, our NEOs were:

•	Steven F. Gaffney, Chief Executive Officer, who is named executive officer by reason of his position with us;

•	William T. Kansky, Senior Vice President and Chief Financial Officer; who is a named executive officer by reason of his position with us;

•	Steven T. Schorer, President, who is a named executive officer by reason of his level of compensation as an officer;

•	Gregory S. Nixon, Senior Vice President, General Counsel and Corporate Secretary, who is a named executive officer by reason of his level of compensation as an officer; and

•	George S. Krivo, Senior Vice President of Business Development, who is a named executive officer by reason of his level of compensation as an officer.

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

To provide the necessary and appropriate support to achieve investor success, the Compensation Committee uses the following approach:

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

The Compensation Committee currently does not extend a long term equity plan to highly compensated individuals, including the NEOs; however, the Company is evaluating a long-term incentive plan for calendar year 2013 which it believes, together with cash compensation opportunities, will provide superior total remuneration when investor objectives are realized.

Executive Compensation Philosophy

Our Compensation Committee believes our compensation programs must assist us in attracting and retaining superior talent, and should motivate our NEOs to achieve our business objectives. Based on this philosophy, the compensation of our NEOs includes a combination of salary, annual incentive (i.e., cash bonuses) and other employment benefits. Salary and other employment benefits are intended to provide a competitive foundation for attracting and retaining executives. The annual cash bonus is intended to incentivize and reward management for achieving financial milestones.

Our Compensation Committee did not establish any specific percentile pay objectives during calendar year 2012. The Compensation Committee operates to ensure individual NEO compensation opportunities are commensurate with executive skills, leadership & performance, and role impact. In addition, our Compensation Committee ensures that the aggregate cost of executive talent is generally within the range of competitive practice.

Our equity compensation prior to our current Compensation Committee’s involvement was based on plan-based awards. Prior to the Merger, our plan-based awards took the form of restricted stock units which were either service based or performance based. Our Compensation Committee did not approve an incentive equity plan for management for the year ended December 31, 2012, but intends to establish and adopt a long-term incentive program during calendar year 2013 that will provide NEOs with a significant interest in the long-term success of the Company.

We have entered into employment agreements with Messrs. Gaffney, Schorer, Kansky and Nixon which establish minimum salaries, annual incentive compensation targets and also provide for termination payments under certain circumstances. These employment agreements are discussed further below, under the headings “- Employment Agreements” and “- Other Potential Post-Employment Payments.” Mr. Krivo does not have an employment agreement. The Board of Directors retains discretion to provide employment agreements to our NEOs.

Executive Compensation Oversight

Our executive compensation program is administered by our Compensation Committee. As reflected in its charter, our Compensation Committee is charged with reviewing and approving executive salaries, incentive arrangements, and goals and objectives relevant to the performance of our NEOs. Furthermore, our Compensation Committee is also responsible for overseeing all other aspects of executive compensation including executive benefits and perquisites, post-employment benefits and employment agreements. In addition, no less than annually, our Compensation Committee appraises the performance of our NEOs in light of these goals and objectives and sets compensation levels based on this evaluation. For the year ended December 31, 2012, the CEO provided individual performance assessments to our Compensation Committee on performance of individual NEOs other than himself. At the March 5, 2013 Committee meeting, our Compensation Committee reviewed the performance of the CEO in an executive session, without the CEO or any member of management present.

Use of Consultants

For the year ended December 31, 2012, the Compensation Committee retained Board Advisory, LLC as its compensation consultant to provide advice and resources regarding pay practices relevant to the Company as an employer, and to assist the Compensation Committee in the design of related executive compensation and employment programs. Board Advisory, LLC reports directly to the Compensation Committee, and the Compensation Committee has the sole power to terminate or replace and authorize payment of fees to Board Advisory, LLC. The Compensation Committee directed Board Advisory, LLC to work with members of our management to obtain information necessary for it to form its recommendations and evaluate management’s recommendations. Board Advisory, LLC also met with the Compensation Committee during the Compensation Committee’s regular meetings, in executive session (where no members of management were present). Board Advisory, LLC did not provide any additional services during the year ended December 31, 2012. At the Compensation Committee request, the Board Advisory, LLC provided the Compensation Committee with comparative market data and general survey data with respect to executive officers positions.

Elements of our Executive Compensation Program

The primary elements of our executive compensation program, including compensation of our NEOs, for the year ended December 31, 2012 were:

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

Given satisfactory performance evaluations and achievement of investor financial objectives, our goal is to manage NEO cash compensation (salary and annual cash bonus) within the range of competitive practice. The Compensation Committee has not approved an equity plan or long-term incentive plan for the Company’s NEO’s, but intends to provide a plan in calendar year 2013. This long-term incentive plan, in conjunction with other pay elements, will provide superior pay opportunities that are externally competitive and align with the business objectives of the Company while ensuring investors’ objectives are achieved.

Further specifics with regard to each element of compensation are discussed in the sections below.

Base Salary

We pay our NEOs a base salary as fixed compensation for their time, efforts and commitments throughout the year. Salary levels are typically reviewed annually as part of our performance review process as well as upon a promotion or other change in job responsibility. Our review cycle for base salary increases for calendar year 2012, occurred from January to March. The Compensation Committee considers, among other performance standards, the NEO’s contributions in assisting the Company in meeting its financial targets, improving operational efficiencies, creating and executing a clear strategy, leading and overseeing significant company driven projects, creating a winning culture of compliance and safety. Generalized competitive pay data in survey format is reviewed by our Compensation Committee as a reference point, but does not necessarily control the Compensation Committee’s pay decisions.

Individual performance is assessed through our annual employee evaluation process, which compares performance goals established for the NEO’s position within our Company to the NEO’s actual performance for the year.

Base salaries are included in total salary, as reflected in column (c) of the “Summary Compensation Table” below, and further described below in the “NEOs on an Individualized Basis” section. Base salaries are also described in the table below under Incentive Bonus Compensation.

Incentive Bonus Compensation

We have established the MIP to provide additional cash compensation to eligible participants for their contribution to the achievement of our objectives, to encourage and stimulate superior performance and to assist in attracting and retaining highly qualified executives.

Under the MIP, target bonus amounts for the year ended December 31, 2012 were based on a percentage of base salary, according to each NEO’s level and overall job responsibilities. This method of assigning each NEO a MIP target bonus percentage is consistent with our compensation philosophy, as discussed within the “- Executive Compensation Philosophy” section above. Incentive bonus compensation is reflected in column (f) of the “Summary Compensation Table” below, and further described below in the “NEOs on an Individualized Basis” section.

Specific target bonus percentages are set forth in the following table:

Covered NEO	Calendar Year	Annual Base Salary	Annual Target Bonus Percentage	Annual Target Bonus Amount
Mr. Gaffney	2012	$2,000,000	130%	$2,600,000
Mr. Kansky	2012	800,000	100%	800,000
Mr. Schorer	2012	725,000	100%	725,000
Mr. Nixon	2012	650,000	100%	650,000
Mr. Krivo	2012	450,000	100%	450,000

Bonuses are paid under the MIP based on the attainment of certain financial performance metrics that were approved by our Compensation Committee, as set forth below. The MIP considerations included the three additional days resulting from the change in the Company’s fiscal year. The MIP provides that the target bonus percentages and performance targets will be established annually during the first 90 days of the plan year. The performance adjustment percentage for MIP payout was 103% as of December 31, 2012.

For the year ended December 31, 2012, our financial performance metrics for our NEOs included adjusted earnings before interest, tax, depreciation and amortization (“Adjusted EBITDA”), orders and free cash flow. Each NEO’s bonus payout formula is based on performance metrics tied to our consolidated performance. Adjusted EBITDA is calculated by adjusting

EBITDA for the items described below. We use Adjusted EBITDA as it provides a meaningful measure of operational performance on a consolidated basis because it eliminates the effects of period to period changes in taxes, costs associated with capital investments and interest expense, and adjusts for certain items as defined in our Credit Facility and indenture. We established orders as a key measure, as it measures future revenue related to new businesses and growth to existing businesses and is consistent with our long-term strategic operational growth plan. We reward effective management of free cash flow as it is reflects how well we are managing the cash flows of our operating activities.

Bonuses earned by our NEOs under the MIP for performance for the year ended December 31, 2012 are reflected in column (f) of the “Summary Compensation Table” below. Our consolidated performance targets and actual results for the year ended December 31, 2012 were as follows:

Calendar Year Ended	Performance Metric	Performance Targets	Weighting of Performance Metrics	Actual Results
December 31, 2012	Adjusted EBITDA	$200 million	70%	$196 million
	Orders(1)	$3,896 million	15%	$3,823 million
	Free Cash Flow(2)	$100 million	15%	$136 million

(1)	Orders utilized for performance metric purposes are calculated as the funded and unfunded net changes to contract values, including exercised and unexercised options as of December 31, 2012. Estimated future task orders under IDIQ contracts are not considered Orders until the task orders are awarded.
(2)	Free cash flow utilized for performance metric purposes is calculated as cash flows from operating activities less property, plant and equipment and purchased software in calendar year 2012.

Calendar Year 2012 Bonus Payment

Approved bonus amounts are set forth in the following table:

Covered NEO	Calendar Year	Approved Bonus Amount(1)
Mr. Gaffney	2012	$2,678,400
Mr. Kansky	2012	824,100
Mr. Schorer	2012	746,900
Mr. Nixon	2012	669,600
Mr. Krivo	2012	463,600

(1)	This reflects the bonus amount approved by the Committee on March 5, 2013 for each NEO. See below under the heading “NEOs Compensation on an Individualized Basis” for discussion as to the rationale for the approved bonus amount for each NEO.

Long-Term Incentive Compensation Plan

For the year ended December 31, 2012 we did not implement a long-term incentive plan. It is our intent to develop and implement a plan during calendar year 2013.

Savings Plan

Each NEO is eligible to participate in our tax-qualified 401(k) plan on the same basis as all other eligible employees. We provide a Company matching contribution under the 401(k) plan on a non-discriminatory basis. The matching contributions paid by us on behalf of our NEOs are reflected in column (g) of the “Summary Compensation Table” presented below. Details of the plan are discussed in Note 7 to the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Perquisites and Other Personal Benefits

We maintain group medical and dental insurance, accidental death insurance and disability insurance programs for our employees, as well as customary vacation and other similar employee benefits. The NEOs are eligible to participate in these programs on the same basis as our other U.S. based salaried employees.

Our Compensation Committee adopted an Executive Benefits Plan for designated executives effective January 1, 2008, including our NEOs, under which they are reimbursed up to $15,000 per year in the aggregate for annual physical examinations not covered by our group health plans, as well as personal income tax services and estate planning services. Payments under the Executive Benefits Plan are grossed up to compensate for income taxes on the payments. For the years ended December 31, 2012, December 30, 2011, and for the period from April 1, 2010 (inception) through December 31, 2010, payments in the aggregate tax adjusted amount of $137,935, $53,772 and $41,207, respectively, were made to our NEOs under this plan and are reflected in column (g) of the Summary Compensation Table.

The cost we incurred in providing term life insurance benefits to each of our NEOs is reflected in column (g) of the “Summary Compensation Table” below. This benefit is generally available to most U.S. based non-union employees.

Messrs. Gaffney, and Schorer are provided with a special travel accident policy with a benefit payout amount of $5,000,000 for each. The annual premium for each NEO is $28,453. Mr. Krivo is provided with a special travel accident policy with a benefit payout amount of $3,000,000, The annual premium for Mr. Krivo is $17,072. Each NEO’s respective taxable share of the premium for such insurance is reflected in column (g) of the “Summary Compensation Table” below. In addition, Mr. Gaffney has been provided with a $12,500,000 life insurance policy.

Employment Agreements and Post Employment Benefits

Our Compensation Committee believes it generally to be in our best interests to design compensation programs that: (i) assist us in attracting and retaining qualified executive officers; (ii) provide certainty about the consequences of terminating certain executive officers’ employment; and (iii) most importantly, protect us by obtaining post-termination covenants. See further discussion in the Executive Compensation section below.

Tax Implications of Executive Compensation

Section 162(m) of the U.S. Internal Revenue Code of 1986, as amended (“Section 162(m)”), limits the deduction for a publicly held corporation for otherwise deductible compensation to any “covered employee” to $1,000,000 per year. As described above in Note 1 to the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report on Form 10-K, DynCorp International’s equity is not publicly traded. As of December 31, 2012, the Company is not a publicly held corporation; therefore Section 162(m) is not applicable to the Company.

NEOs Compensation on an Individualized Basis

The following paragraphs describe the manner in which our Compensation Committee determined the specified amount of each element of compensation for NEOs on an individualized basis for the year ended December 31, 2012. Actual compensation under the MIP may differ from targeted compensation based on the achievement of Company annual financial performance metrics or through discretionary action by our Compensation Committee. See the “Base Salary” and “Incentive Bonus Compensation,” for general discussion on the compensation elements discussed below. Other compensation, including 401(k) matching, professional fees reimbursement and related benefits generally available to all domestic employees, are provided to the NEOs, but are not a significant portion of their compensation. During calendar year 2012, our review cycle for base salary increases occurred during January to March based on performance during calendar year 2011.

Base salary increases during Calendar Year 2012 were based on the Compensation Committee’s review of each executive officer’s experience, changes in their respective roles resulting in significant increases in responsibility or impact, their contribution to the Company’s performance, and CEO’s salary recommendations with respect to his direct reports. Increases are approved by the Compensation Committee.

Mr. Gaffney’s annual base salary remained unchanged at $2,000,000, the amount specified in his calendar year 2011 employment agreement. Mr. Gaffney was eligible through our 2012 MIP program to earn a target annual incentive bonus compensation of 130% of his salary, with the opportunity to earn up to 200% of his base salary if certain performance levels, as noted under “Incentive Bonus Compensation” above, were achieved. Due to the achievement of the Company’s financial performance criteria, the bonus percentage achieved as of December 31, 2012, was the 103% which provided for compensation of $2,678,400. Mr. Gaffney did not receive any equity-based compensation for the year ended December 31, 2012. The Board intends to grant Mr. Gaffney equity awards under a planned long-term incentive compensation program at a future date, as set forth in his employment agreement.

Mr. Kansky’s base salary increased approximately 33%, from $600,000 to $800,000 compared to calendar year 2011. The increase was recommended by the CEO and approved by the Compensation Committee based on strong individual performance and the increasing impact of Mr. Kansky on the overall organization. Mr. Kansky was eligible, through our MIP program, to earn a target annual incentive bonus compensation of 100%, with the opportunity to earn up to 200% of his base salary if certain performance levels, as noted under “Incentive Bonus Compensation” above, were achieved. The performance bonus percentage achieved as of December 31, 2012, was 103% which provided for compensation of $824,100. The Board intends to grant Mr. Kansky equity awards under a planned long-term incentive compensation program at a future date.

Mr. Schorer’s base salary increased approximately 21%, from $600,000 to $725,000 compared to calendar year 2011. This increase was recommended by the CEO and approved by the Compensation Committee after analysis of Mr. Schorer’s support to the Company’s strategy. Mr. Schorer was eligible through our MIP program to earn target annual incentive bonus compensation of 100%, with the opportunity to earn up to 200% of his base salary if certain performance levels, as noted under “Incentive Bonus Compensation” above, were achieved. The increase was recommended by the CEO and approved by the Compensation Committee based on Mr. Schorer’s performance and his contribution to the execution of the Company’s strategy. The performance bonus percentage achieved as of December 31, 2012, was 103% which provided for MIP compensation of $746,900. The Board intends to grant Mr. Schorer equity awards under a planned long-term incentive compensation program at a future date.

Mr. Nixon’s base salary increased 30% from $500,000 to $650,000 compared to calendar year 2011. The increase was recommended by the CEO and approved by the Compensation Committee based on Mr. Nixon’s performance and his influence in improving the ethical conduct and culture of the corporation. Mr. Nixon was eligible through our MIP program to earn target annual incentive bonus compensation of 100%, with the opportunity to earn up to 200% of his base salary if certain performance levels, as noted under “Incentive Bonus Compensation” above, were achieved. The bonus percentage achieved for Mr.Nixon as of December 31, 2012, was 103% which provided for actual MIP compensation of $669,600. The Board intends to grant Mr. Nixon equity awards under a planned long-term incentive compensation program at a future date.

Mr. Krivo’s annual base salary was $450,000 for the year ended December 31, 2012. Mr. Krivo’s salary was established upon his promotion to the executive officer role as Senior Vice President of Business Development, in recognition of past performance as well as the intended impact of the new role on the overall success of the Company. Mr. Krivo was eligible through our MIP program to earn target annual incentive bonus compensation of 100% of his base salary if certain performance levels, as noted under “Incentive Bonus Compensation” above, were achieved. The bonus percentage achieved for Mr. Krivo as of December 31, 2012, was 103% which provided for actual MIP compensation of $463,600. The Board intends to grant Mr. Krivo equity awards under a planned long-term incentive compensation program at a future date.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Our Compensation Committee consists of Brett Ingersoll, General John Tilelli (USA Ret.), and General Michael Hagee (USMC Ret.), none of whom were at any time during the year ended December 31, 2012 or at any other time, an officer or employee of the Company or any of our subsidiaries. Mr. Ingersoll is a Cerberus employee. Pursuant to the terms of the COAC Agreement, we pay Cerberus consulting fees to provide us with reasonably requested business advisory services. Consulting fees incurred for the years ended December 31, 2012 and December 30, 2011, and for the period from April 1, 2010 (inception) through December 31, 2010 totaled $3.3 million, $1.9 million, and $0.7 million respectively. For additional information on the COAC Agreement, see Note 13 to the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

COMPENSATION COMMITTEE REPORT

Our Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Disclosure and Analysis be included in this Report.

The Compensation Committee consists of:

General Michael Hagee (USMC Ret.)

Brett Ingersoll, Chairman

General John Tilelli (USA Ret.)

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information regarding compensation for the calendar year 2012, calendar year 2011, and calendar year 2010 awarded to, earned by or paid to our NEOs. Calendar year 2010 reflects compensation for the nine month period beginning Apri1 1, 2010 (inception) and ended December 31, 2010.

Name and Principal Position	Calendar/ Fiscal Year		Salary ($)	Bonus ($)		Stock (Equity) Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	All Other Compensation ($) (3)	Total ($)

(a)	(b)		(c)	(d)		(e)	(f)	(g)	(h)

Steven F. Gaffney President & Chief Executive Officer	2012		2,000,000	—		—	2,678,400	189,475	4,867,875
	2011		2,000,000	—		—	4,000,000	582,399	6,582,399
	2010	(4)	726,696	—		—	1,000,000	32,603	1,759,299

William T. Kansky Senior Vice President, Chief Financial Officer	2012		731,154	—		—	824,100	79,815	1,635,069
	2011		600,000	—		—	1,200,000	32,709	1,832,709
	2010	(4)	242,308	—		—	600,000	7,073	849,381

Steven T. Schorer President	2012		683,269	—		—	746,900	141,877	1,572,046
	2011		600,000	—		—	832,320	111,892	1,544,212
	2010	(4)	394,790	—		63,076	305,000	21,636	784,502
	2010	(7)	440,742	—		1,229,900	405,300	23,340	2,099,282

Gregory S. Nixon Senior Vice President, General Counsel and Corporate Secretary	2012		605,389	—		—	669,600	93,626	1,368,615
	2011		485,677	—		—	816,000	43,847	1,345,524
	2010	(4)	315,477	500,000	(5)	53,119	375,000	14,418	1,258,014

George Krivo, Senior Vice President, Business Development	2012	(6)	450,000	—		—	463,600	86,755	1,000,355

(1)	The amounts reported in column (e) relating to service-based restricted stock units (“RSUs”) represents the aggregate grant date fair value of awards computed in accordance with FASB Accounting Standards Codification (“ASC”) 718, Compensation-Stock Compensation. The amount reported in column (e) relating to performance-based RSUs represents the aggregate grant date estimate of compensation costs to be recognized over the service period, excluding the effect of forfeitures with respect to performance awards. All equity-based awards vested and settled during calendar year 2010. There were no equity-based awards granted during calendar year 2011 and 2012. Assumptions used in the calculation of the prior years’ awards are discussed in Note 10 of the DynCorp International consolidated financial statements included elsewhere in this Form 10-K.
(2)	The amounts reported in column (f) represent cash bonuses that were earned for calendar year 2012, calendar year 2011 and in calendar year 2010 pursuant to our MIP, which is discussed above under the heading “- Incentive Bonus Compensation.” Bonuses for fiscal year 2010 were paid out on June 10, 2010.The bonuses earned for calendar year 2011 were paid on March 14, 2012. We anticipate the payment for bonuses earned for the year ended December 31, 2012 will occur after we file our Annual Report on Form 10-K.
(3)	The amount of each component of All Other Compensation reported in column (g) for each NEO is set forth in the “-All Other Compensation” table below.
(4)	Amounts represent the calendar year 2011 compensation for the period from April 1, 2010 (inception) through December 31, 2010.

(5)	This amount reflects a retention bonus paid to Mr.Nixon for the period from April 1, 2010 (inception) through December 31, 2010.
(6)	Information is not presented for Mr. Krivo for the period prior to the year he became an NEO.
(7)	Amounts represent compensation for the fiscal year ended April 2, 2010.

All Other Compensation

The following table outlines perquisites and personal benefits provided to our NEOs in calendar year 2012, calendar year 2011 and calendar year 2010.

Name	Calendar/ Fiscal Year		401(k) Matching Contributions ($) (1)	Severance ($)	Professional Fees and Reimbursements ($) (4)	Taxable Relocation ($)	Cost of Insurance Policies ($) (2)	Total Other Compensation ($)
Mr. Gaffney	2012		—	—	89,848	53,596	46,031	189,475
	2011		—	—	40,305	416,223	125,871	582,399
	2010	(3)	—	—	—	—	32,603	32,603
Mr. Kansky	2012		11,000	—	41,014	—	27,801	79,815
	2011		10,050	—	—	—	22,659	32,709
	2010	(3)	—	—	—	—	7,073	7,073
Mr. Schorer	2012		11,000	—	97,144	—	33,733	141,877
	2011		10,050	—	57,210	—	44,632	111,892
	2010	(3)	8,824	—	—	—	12,812	21,636
	2010	(5)	1,227	—	5,214	—	16,899	23,340
Mr. Nixon	2012		11,000	—	54,164	—	28,462	93,626
	2011		8,250	—	14,472	—	21,125	43,847
	2010	(3)	2,635	—	—	—	11,783	14,418
Mr. Krivo	2012	(6)	11,000	—	47,293	—	28,462	86,755

(1)	The Company matches up to $11,000 per calendar year. If an executive is matched for more than $11,000 in any given calendar year, the overage would be clawed back in the following calendar year.
(2)	Represents the cost of Company-paid term-life insurance policies for our NEOs and our NEOs’ share of premiums for business travel accident policies, including tax gross-up amounts paid to our NEO. In 2012, the total value of medical insurance premiums paid for Mr. Gaffney, Mr. Kansky, Mr. Schorer, and Mr. Nixon was $11,647, respectively. The total value of short term disability insurance premiums paid for Mr. Gaffney was $10,780. The total value of executive life insurance paid for Mr. Gaffney, was $21,942, respectively.
(3)	Represents the calendar year 2010 compensation for the period from April 1, 2010 (inception) through December 31, 2010.
(4)	Represents professional fees reimbursements paid out during the year and an extra day of salary earned due to the change in fiscal year to December 31, 2012. The calendar year 2012, amount also includes the pay out of vacation earned as of December 31, 2011 in relation to the change in the vacation policy. See Note 2 to the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
(5)	Amounts represent compensation for the fiscal year ended April 2, 2010.
(6)	Information is not presented for Mr. Krivo for the period prior to the year he became an NEO

Grants of Plan-Based Awards in Calendar Year 2012

In connection with the Merger on July 7, 2010, all outstanding equity awards were vested and paid. There were no equity awards granted to our NEOs during calendar year 2012. See discussion in Note 10 to the DynCorp International’s consolidated financial statements included elsewhere in this Form 10-K.

Employment Agreements

We have employment agreements with Messrs. Gaffney, Schorer, Kansky and Nixon.

The initial term of the employment agreement is four years for Mr. Gaffney. The remaining term of Mr. Gaffney’s employment agreement is approximately two years. There is no length of time associated with Messrs. Schorer, Kansky or Nixon’s employment agreements.

The employment agreements establish initial minimum salaries and annual incentive compensation targets for each of the covered NEOs. See the “Incentive Bonus Compensation” section for the calendar year 2012 base salary and target bonus amounts.

Pursuant to his employment agreement, Mr. Gaffney has agreed that for a period of two years following termination of his employment, he will not (a) solicit, for purposes of marketing, selling or providing services or products thereto, any party which was a customer of ours during the year prior to his termination or was a targeted customer at the time of termination or (b) solicit for employment any person who was an employee of ours during the year prior to his termination or directly or indirectly solicit or induce a current employee. Furthermore, during this non-compete period or one year following normal expiration of the term of his employment agreement, he will not organize, establish, own, operate, act as a consultant or advisor to, render services for or otherwise assist any person or entity that has derived 15 percent or more of its annual revenue performing services that are competitive to the Company.

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

Outstanding Equity Awards at December 31, 2012

In connection with the Merger on July 7, 2010, all outstanding equity awards were vested and paid. As of December 31, 2012 there were no equity awards outstanding. See discussion in Note 10 to the DynCorp International’s consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Option Exercises and Stock Vested in Calendar Year 2012

In connection with the Merger on July 7, 2010, all outstanding equity awards were vested and paid. There were no stock options exercised or stock vested during the year ended December 31, 2012. See discussion in Note 10 to the DynCorp International’s consolidated financial statements included elsewhere in this Form 10-K.

Pension Benefits and Nonqualified Deferred Compensation

None of our NEOs participates in any defined benefit pension plan contributed to by the Company. None of our NEOs participates in the nonqualified deferred compensation plan sponsored by the Company.

Other Potential Post-Employment Payments

The following section describes the payments and benefits that would be provided to our NEOs in connection with any termination of employment, including resignation, involuntary termination, death, retirement, disability or a change in control to the extent occurring on December 31, 2012. However, the amount that would actually be paid under each circumstance can only be determined at the time of termination of employment. The assumptions and methodologies that were used to calculate the amounts paid upon a termination of employment are set forth at the end of this section. Definitions are included below in the “-Material Terms Defined.”

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

In the event that Mr. Krivo is terminated by us for any reason, with or without Cause, or voluntarily terminates his employment for any reason, we would provide Mr. Krivo with the following payments and benefits:

•	a payment equal to such NEO’s salary earned through the date of termination or resignation;

•	a payment equal to one times such NEO’s base salary in effect at the time of termination; and

•	a payment for any accrued vacation benefits.

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

The employment agreements of Messrs. Schorer and Nixon provide that, if their employment is terminated by reason of death or Complete Disability, they will receive the following payments and benefits:

•	a payment equal to the pro-rated portion of such NEO’s incentive compensation that would be payable based on our projected performance through the termination date; and

•	the right to exercise any vested stock options or other rights based upon the appreciation in value of our stock, if applicable.

As of the date of this Annual Report on Form 10-K, Mr. Kansky had no noncompete agreement with the Company; as such he is not covered in the event of Retirement, death, or Complete Disability. Furthermore, Mr. Kansky is not covered for health insurance in the event of an involuntary termination without Cause or voluntary termination for Good Cause. Mr. Krivo is not entitled to retirement, death, disability, or complete disability benefits.

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

Approximation of Other Potential Post-Employment Payments for Messrs. Gaffney, Schorer, Kansky and Nixon

This section quantifies the potential payments and benefits that would have been paid to Messrs. Gaffney, Schorer, Kansky and Nixon upon a termination of their employment occurring on December 31, 2012. If they were terminated involuntarily without Cause or voluntarily terminated for Good Cause, they would receive cash severance payments equal to $9,200,000, $2,066,250, $2,400,000 and $1,950,000, respectively. These amounts include a full termination year bonus, at target, for Mr. Schorer and Mr. Nixon. Mr. Krivo is not entitled to any other post-employment payment, other than the payments noted under “Payments Made Upon Certain Terminations.”

The cost of reimbursing Messrs. Gaffney for health insurance in the event of an involuntary termination without Cause or voluntary termination for Good Cause is approximately $12,000 to $17,000.

In the event of death, or Complete Disability, Messrs. Schorer and Nixon would receive pro-rated bonuses based on performance through the termination date up to $725,000 and $650,000, respectively. In the event of death, Mr. Gaffney’s estate would receive cash payments equal to his accrued benefits and any benefits under his life insurance policy, discussed above under “Perquisites and Other Personal Benefits.” In addition, Mr. Gaffney’s unvested equity awards, if any, would continue to vest for the remainder of the fiscal year of his death. In the event of Disability Mr. Gaffney would receive cash severance payments equal to $9,200,000.

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

“Good Cause” generally means any of the following actions taken by the operating company or any subsidiary that employs the executive: (a) assignment to the executive of duties that are materially inconsistent with his status as a senior executive or which represent a substantial diminution of his duties or responsibilities in the operating company; (b) reduction of the executive’s base salary, except in connection with an across-the-board salary reduction for all executives; (c) a failure by the operating company to pay any of the executive’s compensation in accordance with the operating company’s policy; (d) change of the executive’s title; (e) material relocation of Executive’s place of business; (f) failure to comply with the obligations of the operating company pursuant to the executive’s employment agreement or (g) failure of a successor to assume and perform the obligations under such employment agreement. Such actions are generally subject to a right of cure within 30 days after receipt of notice of such actions from the executive.

“Disability” is defined in Mr. Gaffney’s agreement as the determination by the Company, its subsidiaries or affiliates that, as a result of a permanent physical or mental injury or illness, the executive has been unable to perform the essential functions of his job with or without reasonable accommodation for (a) 120 consecutive days or (b) a period of 180 days in any 12-month period.

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

Methodologies and Assumptions Used for Calculating Other Potential Post-Employment Payments

The following assumptions and methodologies were used to calculate the post-employment payments and benefits described above assuming each NEO’s termination as of December 31, 2012.

The prorated incentive compensation severance amounts payable upon involuntary termination without Cause, voluntary termination for Good Cause, Retirement, death and Disability or Complete Disability reported above under the heading “-Approximation of Other Potential Post-Employment Payments for Messrs. Kansky, Schorer and Nixon” assume that our projected performance will be at target.

DIRECTOR COMPENSATION

General

The Company has historically used a combination of cash and equity-based compensation to attract and retain qualified candidates to serve on the Board. In setting director compensation, the Board considers the significant amount of time that directors expend in fulfilling their duties as well as the skill-level required. The following information relates to the compensation of the directors for calendar year 2012.

In connection with the Merger on July 7, 2010, all outstanding equity awards were vested and paid. There were no equity awards granted to our directors during calendar year 2012. See discussion in Note 10 to the DynCorp International’s consolidated financial statements included elsewhere in this Form 10-K. During calendar year 2012 we did not implement a long-term incentive plan. It is our intent to develop and implement a plan during calendar year 2013 which will include grants to our Board of Directors.

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

The Chairman of the Business Ethics and Compliance Committee received an annual fee of $15,000, payable quarterly in arrears. The members who were not affiliates of Cerberus received an annual fee of $10,000, payable quarterly in arrears.

The nonaffiliated member of our Compensation Committee received an annual fee of $10,000, payable quarterly in arrears.

Director Compensation in Calendar Year 2012

The following table sets forth certain information with respect to the compensation we paid to our directors during calendar year 2012.

DIRECTOR COMPENSATION TABLE

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock (Equity) Awards ($) (1) (c)	All Other Compensation ($) (d)	Total ($) (e)
Steve F. Gaffney (2)	—	—	—	—
William L. Ballhaus(3)	49,038	—	—	49,038
James E. Geisler	23,750	—	—	23,750
General Michael Hagee (USMC Ret.)	110,000	—	—	110,000
Brett Ingersoll (4)	—	—	—	—
General John Tilelli (USA Ret.)	110,000	—	—	110,000

(1)	There were no stock awards granted to the Company’s directors for their service as directors during calendar year 2012 and there were no stock awards outstanding as of December 31, 2012.
(2)	Mr. Gaffney, as Chief Executive Officer, is not paid by the Company for his service as a director.
(3)	Mr. Ballhaus resigned from the Board and the Business Ethics and Compliance Committee on August 25, 2011. Pursuant to Mr. Ballhaus’s agreement, he was entitled to additional fees with regards to compensation during calendar year 2012.
(4)	Mr. Ingersoll is a principal of Cerberus Capital Management, L.P. (“Cerberus”) which owns 100% of the Company. As a Cerberus executive, he is not paid by the Company for his services as a director or member of the committees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

All of DynCorp International Inc.’s issued and outstanding common stock is owned by the Company, and all of the Company’s issued and outstanding common stock is owned by our parent, DefCo Holdings, Inc. (“Holdings”). The following table sets forth information regarding the beneficial ownership of Holdings’ common stock as of March 5, 2013 by (i) each person known to beneficially own more than 5% of the common stock of Holdings, (ii) each of our named executive officers, (iii) each member of our Board of Directors and (iv) all of our executive officers and members of our Board of Directors as a group. At March 5, 2013, there were approximately 100 shares of common stock of Holdings outstanding.

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

Name and Address of Beneficial Owner	Amount	Percent of Class
5% Beneficial Owners:
Stephen Feinberg (1)	100	100%

Directors and Named Executive Officers:
Steven F. Gaffney	—	—
General Michael Hagee (USMC Ret.)	—	—
Brett Ingersoll	—	—
General John Tilelli (USA Ret.)	—	—
James E. Geisler	—	—
Steven T. Schorer	—	—
William T. Kansky	—	—
Gregory S. Nixon	—	—
George S. Krivo	—	—

All Directors and Executive Officers as a Group (9 persons)	—	—

(1)	Funds and/or managed accounts that are affiliates of Cerberus own 100% of the common stock of the Company. Stephen Feinberg exercises voting and investment authority over all of such securities owned by affiliates of Cerberus. Thus, pursuant to Rule 13d-3 under the Exchange Act of 1934, as amended (the “Exchange Act”), Stephen Feinberg is deemed to beneficially own 100% of the common stock of the Company. The address for Mr. Feinberg is c/o Cerberus Capital Management, L.P., 299 Park Avenue, New York, NY 10171.

ITEM 13.	CERTAIN RELATIONSHIPS AND, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

Since December 31, 2011, we have entered into certain transactions, summarized below, that exceeded $120,000 in amount and in which our related persons in general, our directors, executive officers and their immediate family members—had or would have a direct or indirect material interest.

Under the COAC Agreement between us and Cerberus, established at the time the Company was acquired by affiliates of Cerberus, we pay Cerberus consulting fees to provide us with reasonably requested business advisory services. Mr. Ingersoll is a Cerberus employee. The Company paid a total of $3.3 million and $1.9 million, in consulting fees for the year ended December 31, 2012 and December 30, 2011, respectively. For additional information on the COAC Agreement, see Note 13 to the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Form 10-K.

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

Director Independence

Pursuant to our corporate governance guidelines, the rules of the NYSE provide that a director must have no material relationship, directly or as a partner, shareholder or officer of an organization that has a relationship with us, in order to be an “independent director.” The rules of the NYSE further require that all companies listing common equity securities must have a majority of independent directors and the members of the audit committee, compensation committee, and nominating/corporate governance committee must be independent, with certain exceptions. “Controlled Companies” is one of the exceptions in which more than 50% of the voting power of the company is held by another company. Cerberus owns more than 50% of the Company; as such, we are a “controlled company” under the NYSE rules. Therefore, under the NYSE rules, we are not subject to the requirements that a majority of the Board be composed of independent directors or that all the members of the Audit Committee, Compliance and Risk Committee and the Compensation Committee be independent. However, in accordance with our Corporate Governance Guidelines, Members of the Audit Committee who are determined by the Board to be independent, if any, within the meaning of our Corporate Governance Guidelines must satisfy the requirements of the NYSE.

The rules of the NYSE provide that a director serving on the audit committee must not have any material relationship, directly or as a partner, shareholder or officer of an organization that has a relationship with us in order to be an “independent director.” Based on written submissions by the directors, the Board has determined that the following directors do not have any material relationship with us other than their roles as directors and therefore are “independent” under the NYSE rules. Below is the listing of the independent Directors.

Independent Directors:

James E. Geisler

General John Tilelli (USA Ret.)

General Michael Hagee (USMC Ret.)

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table presents the fees billed by Deloitte & Touche LLP, our independent auditors, for calendar year 2012, and the calendar year 2011, for audit, audit-related, tax and other services.

Deloitte & Touche LLP	Calendar Year 2012	Calendar Year 2011
Audit Fees (1)	$1,784,974	$2,558,616
Audit-Related Fees (2)	38,121	137,078
Tax Fees (3)	25,073	19,945
All Other Fees(4)	15,496	128,328

(1)	Audit fees principally include fees for services related to the annual audit of the consolidated financial statements, reviews of our interim quarterly financial statements and other filings. The calendar year 2011 amount includes $0.8 million for audit fees associated with the restatement of our consolidated statements of operations and cash flows for the fiscal quarter ended July 2, 2010 and fiscal years ended April 2, 2010 and April 3, 2009 and our consolidated balance sheet as of April 2, 2010.
(2)	Audit-related fees principally include those for services related to employee benefit plans, statutory audits and SEC registration statements.
(3)	Tax fees include domestic tax advisory services related to state and local taxes and international tax advisory services principally related to international tax return preparation and employment tax matters.
(4)	All other fees consists of subscription fees billed for the Deloitte Accounting Research Tool and seminar registration fees in calendar year 2012 and calendar year 2011. Calendar year 2011 includes fees related to the Company’s DCAA/DCMA business system review compliance project.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(1) Financial Statements: The following consolidated financial statements and schedules of the Company are included in this report:

Delta Tucker Holdings, Inc.

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Statements of Operations for the years ended December 31, 2012 and December 30, 2011 and for the period from April 1, 2010 (inception) through December 31, 2010.

•	Consolidated Statements of Comprehensive Loss for the years ended December 31, 2012 and December 30, 2011 and for the period form April 1, 2010 (inception) through December 31, 2010.

•	Consolidated Balance Sheets as of December 31, 2012 and December 30, 2011.

•	Consolidated Statements of Cash Flows for the years ended December 31, 2012 and December 30, 2011 and for the period from April 1, 2010 (inception) through December 31, 2010.

•	Consolidated Statements of Equity for the years ended December 31, 2012 and December 30, 2011 and for the period from April 1, 2010 (inception) through December 31, 2010.

•	Notes to the Consolidated Financial Statements of Delta Tucker Holdings, Inc.

DynCorp International, Inc.

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Statements of Operations for the fiscal quarter ended July 2, 2010 and the fiscal year ended April 2, 2010.

•	Consolidated Balance Sheet as of April 2, 2010.

•	Consolidated Statements of Cash Flows for the fiscal quarter ended July 2, 2010 and the fiscal year ended April 2, 2010.

•	Consolidated Statements of Equity for the fiscal quarter ended July 2, 2010 and the fiscal year ended April 2, 2010.

•	Notes to the Consolidated Financial Statements of DynCorp International, Inc.

(2) Financial Statement Schedules:

•	Schedule I—Condensed Financial Information of Registrant.

•	Schedule II— Valuation and Qualifying Accounts for the years ended December 31, 2012 and December 30, 2011 and for the period from April 1, 2010 (inception) through December 31, 2010.

(3) Exhibits: The exhibits, which are filed with this Annual Report on Form 10-K or which are incorporated herein are set forth in the Exhibit Index.

The following exhibits are attached hereto:

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of April 11, 2010, by and among DynCorp International Inc., Delta Tucker Holdings, Inc. and Delta Tucker Sub, Inc. (incorporated by reference to Exhibit No. 2.1 to DynCorp International Inc.’s Current Report on Form 8-K filed with the SEC on April 12, 2010).

3.1	Certificate of Incorporation of Delta Tucker Holdings, Inc. (incorporated by reference to Exhibit 3.1 to Delta Tucker Holdings, Inc. Registration Statement on Form S-4 (Reg. No. 333-173746) filed with the SEC on April 27, 2010).

3.2	By-laws of Delta Tucker Holdings, Inc. (incorporated by reference to Exhibit 3.2 to Delta Tucker Holdings, Inc. Registration Statement on Form S-4 (Reg. No. 333-173746) filed with the SEC on April 27, 2010).

3.3	Certificate of Incorporation of DynCorp International, Inc. (incorporated by reference to Exhibit 3.1 to DynCorp International Inc.’s Current Report on Form 8-K filed with the SEC on July 8, 2010).

3.4	By-laws of DynCorp International, Inc. (incorporated by reference to Exhibit 3.2 to DynCorp International Inc.’s Current Report on Form 8-K filed with the SEC on July 8, 2010).

3.5	Articles of Incorporation of Casals & Associates, Inc. (incorporated by reference to Exhibit 3.5 to Delta Tucker Holdings, Inc. Registration Statement on Form S-4 (Reg. No. 333-173746) filed with the SEC on April 27, 2010).

3.6	By-laws of Casals & Associates, Inc. (incorporated by reference to Exhibit 3.6 to Delta Tucker Holdings, Inc. Registration Statement on Form S-4 (Reg. No. 333-173746) filed with the SEC on April 27, 2010).

3.7	Certificate of Incorporation of DIV Capital Corporation (incorporated by reference to Exhibit 3.3 to DynCorp International LLC’s Amendment No. 1 to Registration Statement on Form S-4/A (Reg. No. 333-127343) filed with the SEC on September 27, 2005).

3.8	Bylaws of DIV Capital Corporation (incorporated by reference to Exhibit 3.4 to DynCorp International LLC’s Amendment No. 1 to Registration Statement on Form S-4/A (Reg. No. 333-127343) filed with the SEC on September 27, 2005).

3.9	Certificate of Formation of DTS Aviation Services LLC (incorporated by reference to Exhibit 3.11 to DynCorp International LLC’s Amendment No. 1 to Registration Statement on Form S-4/A (Reg. No. 333-127343) filed with the SEC on September 27, 2005).

3.10	Limited Liability Company Operating Agreement of DTS Aviation Services LLC (incorporated by reference to Exhibit 3.12 to DynCorp International LLC’s Amendment No. 1 to Registration Statement on Form S-4/A (Reg. No. 333-127343) filed with the SEC on September 27, 2005).

3.11	Certificate of Formation of DynCorp International LLC (incorporated by reference to Exhibit 3.1 to DynCorp International LLC’s Amendment No. 1 to Registration Statement on Form S-4/A (Reg. No. 333-127343) filed with the SEC on September 27, 2005).

3.12	Amended and Restated Operating Agreement of DynCorp International LLC (incorporated by reference to Exhibit 3.2 to DynCorp International LLC’s Amendment No. 1 to Registration Statement on Form S-4/A (Reg. No. 333-127343) filed with the SEC on September 27, 2005).

3.13	Articles of Organization of Dyn Marine Services of Virginia LLC (incorporated by reference to Exhibit 3.21 to DynCorp International LLC’s Amendment No. 1 to Registration Statement on Form S-4/A (Reg. No. 333-127343) filed with the SEC on September 27, 2005).

3.14	Limited Liability Company Agreement of Dyn Marine Services of Virginia LLC (incorporated by reference to Exhibit 3.22 to DynCorp International LLC’s Amendment No. 1 to Registration Statement on Form S-4/A (Reg. No. 333-127343) filed with the SEC on September 27, 2005).

3.15	Certificate of Formation of DynCorp Aerospace Operations LLC (incorporated by reference to Exhibit 3.13 to DynCorp International LLC’s Amendment No. 1 to Registration Statement on Form S-4/A (Reg. No. 333-127343) filed with the SEC on September 27, 2005).

3.16	Limited Liability Company Agreement of DynCorp Aerospace Operations LLC (incorporated by reference to Exhibit 3.14 to DynCorp International LLC’s Amendment No. 1 to Registration Statement on Form S-4/A (Reg. No. 333-127343) filed with the SEC on September 27, 2005).

3.17	Articles of Organization of DynCorp International Services LLC (incorporated by reference to Exhibit 3.17 to Delta Tucker Holdings, Inc. Registration Statement on Form S-4 (Reg. No. 333-173746) filed with the SEC on April 27, 2010).

3.18	Limited Liability Company Agreement of DynCorp International Services LLC (incorporated by reference to Exhibit 3.18 to Delta Tucker Holdings, Inc. Registration Statement on Form S-4 (Reg. No. 333-173746) filed with the SEC on April 27, 2010).

3.19	Articles of Formation-Conversion of Phoenix Consulting Group, LLC (incorporated by reference to Exhibit 3.19 to Delta Tucker Holdings, Inc. Registration Statement on Form S-4 (Reg. No. 333-173746) filed with the SEC on April 27, 2010).

3.20	Certificate of Formation of Services International LLC (incorporated by reference to Exhibit 3.23 to DynCorp International LLC’s Amendment No. 1 to Registration Statement on Form S-4/A (Reg. No. 333-127343) filed with the SEC on September 27, 2005).

3.21	Limited Liability Company Agreement of Services International LLC (incorporated by reference to Exhibit 3.24 to DynCorp International LLC’s Amendment No. 1 to Registration Statement on Form S-4/A (Reg. No. 333-127343) filed with the SEC on September 27, 2005).

3.22	Certificate of Formation of Worldwide Humanitarian Services LLC (incorporated by reference to Exhibit 3.25 to DynCorp International LLC’s Amendment No. 1 to Registration Statement on Form S-4/A (Reg. No. 333-127343) filed with the SEC on September 27, 2005).

3.23	Amended and Restated Limited Liability Company Agreement of Worldwide Humanitarian Services LLC (incorporated by reference to Exhibit 3.26 to DynCorp International LLC’s Amendment No. 1 to Registration Statement on Form S-4/A (Reg. No. 333-127343) filed with the SEC on September 27, 2005).

3.24	Certificate of Formation of Worldwide Recruiting and Staffing Services LLC (incorporated by reference to Exhibit 3.28 to DynCorp International LLC’s Annual Report on Form 10-K filed with the SEC on June 20, 2007).

3.25	Second Amended and Restated Limited Liability Company Agreement of Worldwide Recruiting and Staffing Services LLC (incorporated by reference to Exhibit 3.29 to DynCorp International LLC’s Annual Report on Form 10-K filed with the SEC on June 20, 2007).

4.1	Indenture dated as of July 7, 2010, among DynCorp International Inc., the guarantors named therein and Wilmington Trust FSB, as trustee, relating to DynCorp International Inc.’s 10.375% Senior Notes due 2017 (incorporated by reference to Exhibit 4.1 to Delta Tucker Holdings, Inc. Registration Statement on Form S-4 (Reg. No. 333-173746) filed with the SEC on April 27, 2010).

4.2	Form of DynCorp International Inc.’s 10.375% Senior Notes due 2017 (included in the Indenture filed as Exhibit 4.1).

10.1	Credit Agreement, dated as of July 7, 2010, among DynCorp International Inc., as borrower, the guarantors party thereto, Bank of America, N.A., as administrative and collateral agent, and the lenders and other agents party thereto (incorporated by reference to Exhibit 10.1 to Delta Tucker Holdings, Inc. Registration Statement on Form S-4 (Reg. No. 333-173746) filed with the SEC on April 27, 2010).

10.2	Security Agreement, dated as of July 7, 2010, among DynCorp International Inc., the other grantors party thereto, and Bank of America, N.A., as collateral agent (incorporated by reference to Exhibit 10.2 to Delta Tucker Holdings, Inc. Registration Statement on Form S-4 (Reg. No. 333-173746) filed with the SEC on April 27, 2010).

10.3	Registration Rights Agreement, dated as of July 7, 2010, among DynCorp International Inc., the guarantors party thereto and the initial purchasers party thereto (incorporated by reference to Exhibit 10.3 to Delta Tucker Holdings, Inc. Registration Statement on Form S-4 (Reg. No. 333-173746) filed with the SEC on April 27, 2010).

10.4	Master Consulting and Advisory Services Agreement, dated as of July 7, 2010, between Cerberus Operations and Advisory Company, LLC and DynCorp International Inc. (incorporated by reference to Exhibit 10.4 to Delta Tucker Holdings, Inc. Registration Statement on Form S-4 (Reg. No. 333-173746) filed with the SEC on April 27, 2010).

10.5	Employment Agreement, effective as of December 22, 2010, between DynCorp International Inc. and Steven F. Gaffney (incorporated by reference to Exhibit 10.5 to Delta Tucker Holdings, Inc. Registration Statement on Form S-4 (Reg. No. 333-173746) filed with the SEC on April 27, 2010).

10.6	Employment Agreement, effective as of August 1, 2010, between DynCorp International Inc. and William T. Kansky (incorporated by reference to Exhibit 10.6 to Delta Tucker Holdings, Inc. Registration Statement on Form S-4 (Reg. No. 333-173746) filed with the SEC on April 27, 2010).

10.7	Employment Agreement, effective as of September 21, 2009, between DynCorp International LLC and Gregory S. Nixon (incorporated by reference to Exhibit 10.7 to Delta Tucker Holdings, Inc. Registration Statement on Form S-4 (Reg. No. 333-173746) filed with the SEC on April 27, 2010).

10.8	Amendment No. 1 to Covenants and Post-Employment Obligations Agreement, effective as of March 9, 2011, between DynCorp International LLC and Gregory S. Nixon (incorporated by reference to Exhibit 10.8 to Delta Tucker Holdings, Inc. Registration Statement on Form S-4 (Reg. No. 333-173746) filed with the SEC on April 27, 2010).

10.9	Employment Agreement, effective as of April 6, 2009, between DynCorp International Inc. and Steven T. Schorer (incorporated by reference to Exhibit 10.26 to DynCorp International Inc.’s Annual Report on Form 10-K filed with the SEC on June 11, 2009).

10.10	Amendment No. 1 to Covenants and Post-Employment Obligations Agreement, effective as of November 22, 2010, between DynCorp International LLC and Steven T. Schorer (incorporated by reference to Exhibit 10.10 to Delta Tucker Holdings, Inc. Registration Statement on Form S-4 (Reg. No. 333-173746) filed with the SEC on April 27, 2010).

10.14	Employment Agreement, effective as of December 29, 2008, between DynCorp International LLC and Anthony Smeraglinolo (incorporated by reference to Exhibit 10.1 to DynCorp International Inc.’s Quarterly Report on Form 10-Q filed with the SEC on February 11, 2009).

10.18	Logistics Civil Augmentation Program contract (incorporated by reference to Exhibit 10.18 to Delta Tucker Holdings, Inc. Registration Statement on Form S-4 (Reg. No. 333-173746) filed with the SEC on April 27, 2010).

10.19	Amendment No. 1, dated as of January 21, 2011, to the Credit Agreement, dated as of July 7, 2010, among DynCorp International Inc., Delta Tucker Holdings, Inc., The subsidiary guarantors party thereto, The lenders from time to time party thereto and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to Delta Tucker Holding’s Quarterly Report on Form 10-Q filed with the SEC on August 15, 2011).

10.20	Amendment No. 2, dated as of August 10, 2011, to the Credit Agreement, dated as of July 7, 2010, among DynCorp International Inc., Delta Tucker Holdings, Inc., the subsidiary guarantors party thereto, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to Delta Tucker Holding’s Current Report on Form 8-K filed with the SEC on August 12, 2011.)

21.1*	List of subsidiaries of Delta Tucker Holdings, Inc.

31.1*	Certification of the Chief Executive Officer of Delta Tucker Holdings, Inc. pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer of Delta Tucker Holdings, Inc. pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS XBRL**	Instance document

101.SCH XBRL**	Taxonomy Extension Schema

101.CAL XBRL**	Taxonomy Extension Calculation Linkbase

101.DEF XBRL**	Taxonomy Extension Definition Linkbase

101.LAB XBRL**	Taxonomy Extension Labels Linkbase

101.PRE XBRL**	Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these data files are deemed not filed and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELTA TUCKER HOLDINGS, INC.

/s/ Steven F. Gaffney
Steven F. Gaffney
Chairman of the Board and Chief Executive Officer

Date: March 27, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven F. Gaffney	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 27, 2013
Steven F. Gaffney

/s/ William T. Kansky	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 27, 2013
William T. Kansky

/s/ General Michael Hagee	Director	March 27, 2013
General Michael Hagee (USMC Ret.)

/s/ Brett Ingersoll	Director	March 27, 2013
Brett Ingersoll

/s/ General John Tilelli	Director	March 27, 2013
General John Tilelli (USA Ret.)

/s/ James E. Geisler	Director	March 27, 2013
James E. Geisler