Form 10-Q
period 2013-03-29
Delta Tucker Holdings, Inc.
filed 2013-05-13
CIK 1514226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2013

or

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

As of May 13, 2013, the registrant had 100 shares of its Class A common stock outstanding.

Delta Tucker Holdings, Inc.

Disclosure Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q contains various forward-looking statements regarding future events and our future results that are subject to the safe harbors created by the Private Securities Litigation Reform Act of 1995 under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). Without limiting the foregoing, the words “believes,” “thinks,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. Forward-looking statements involve risks and uncertainties. Statements regarding the amount of our backlog and estimated total contract values are other examples of forward-looking statements. We caution that these statements are further qualified by important economic, competitive, governmental, international and technological factors that could cause our business, strategy, projections or actual results or events to differ materially, or otherwise, from those in the forward-looking statements. These factors, risks and uncertainties include, among others, the following:

•	the future impact of mergers, acquisitions, divestitures, joint ventures or teaming agreements;

•	our substantial level of indebtedness and changes in availability of capital and cost of capital;

•	the outcome of any material litigation, government investigation, audit or other regulatory matters;

•	restatement of our financial statements causing credit ratings to be downgraded;

•

policy and/or spending changes implemented by the Obama Administration, any subsequent administration or Congress, including extending the Continuing Resolution (“CR”) that the United States (“U.S.”) Department of Defense (“DoD”) is currently operating under;

•	termination or modification of key U.S. government or commercial contracts, including subcontracts;

•

changes in the demand for services that we provide or work awarded under our contracts, including without limitation, the Afghanistan Ministry of Defense Program (“AMDP”), International Narcotics and Law (“INL”) Enforcement, Worldwide Protective Services (“WPS”), Contract Field Teams (“CFT”) and Logistics Civil Augmentation Program (“LOGCAP IV”) contracts;

•	changes in the demand for services provided by our joint venture partners;

•	pursuit of new commercial business in the U.S. and abroad;

•	activities of competitors and the outcome of bid protests;

•	changes in significant operating expenses;

•	impact of lower than expected win rates for new business;

•	general political, economic, regulatory and business conditions in the U.S. or in other countries in which we operate;

•	acts of war or terrorist activities, including cyber security threats;

•	variations in performance of financial markets;

•	the inherent difficulties of estimating future contract revenue and changes in anticipated revenue from indefinite delivery, indefinite quantity (“IDIQ”) contracts;

•	the timing or magnitude of any award fee granted under our government contracts, including, but not limited to, LOGCAP IV;

•	changes in expected percentages of future revenue represented by fixed-price and time-and-materials contracts, including increased competition with respect to task orders subject to such contracts;

•	decline in the estimated fair value of a reporting unit resulting in a goodwill impairment and a related non-cash impairment charged against earnings;

•	changes in underlying assumptions, circumstances or estimates may have a material adverse effect upon the profitability of one or more contracts and our performance;

•	changes in our tax provisions or exposure to additional income tax liabilities that could affect our profitability and cash flows;

•	termination or modification of key subcontractor performance or delivery; and

•

statements covering our business strategy, those described in “Item 1A. Risk Factors” of this Quarterly Report and under “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission (“SEC”) on March 27, 2013 and other risks detailed from time to time in our reports filed with SEC.

Accordingly, such forward-looking statements do not purport to be predictions of future events or circumstances and therefore, there can be no assurance that any forward-looking statements contained herein will prove to be accurate. We assume no obligation to update the forward-looking statements.

Calendar Year

We report the results of our operations using a basis where each quarterly period ends on the last Friday of the calendar quarter, except for the fourth quarter of the fiscal year, which ends on December 31. Included in this Quarterly Report are our unaudited condensed consolidated statements of operations, comprehensive income, cash flows and equity for the three months ended March 29, 2013 and March 30, 2012 and the unaudited condensed consolidated balance sheets as of March 29, 2013 and December 31, 2012.

PART I. FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS.

Delta Tucker Holdings, Inc.

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended
(Amounts in thousands)	March 29, 2013	March 30, 2012
Revenue	$932,108	$1,047,066
Cost of services	(845,125)	(966,610)
Selling, general and administrative expenses	(35,544)	(38,151)
Depreciation and amortization expense	(11,848)	(12,560)
Earnings from equity method investees	2,446	210

Operating income	42,037	29,955
Interest expense	(19,163)	(21,690)
Interest income	18	38
Other income, net	2,098	3,373

Income before income taxes	24,990	11,676
Provision for income taxes	(8,795)	(4,797)

Net income	16,195	6,879
Noncontrolling interests	(1,192)	(1,304)

Net income attributable to Delta Tucker Holdings, Inc.	$15,003	$5,575

See notes to unaudited condensed consolidated financial statements

Delta Tucker Holdings, Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended
(Amounts in thousands)	March 29, 2013	March 30, 2012
Net income	$16,195	$6,879
Other comprehensive income:
Currency translation adjustment	(411)	196

Other comprehensive (loss) income, before tax	(411)	196
Income tax benefit (expense) related to items of other comprehensive income	148	(61)

Other comprehensive (loss) income	(263)	135

Comprehensive income	15,932	7,014
Comprehensive income attributable to noncontrolling interests	(1,192)	(1,304)

Comprehensive income attributable to Delta Tucker Holdings, Inc.	$14,740	$5,710

See notes to unaudited condensed consolidated financial statements

Delta Tucker Holdings, Inc.

Unaudited Condensed Consolidated Balance Sheets

	As of
(Amounts in thousands, except share data)	March 29, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$67,629	$118,775
Restricted cash	1,659	1,659
Accounts receivable, net of allowances of $2,331 and $1,481, respectively	868,175	780,613
Prepaid expenses and other current assets	61,387	79,223

Total current assets	998,850	980,270
Property and equipment, net	25,226	26,207
Goodwill	604,052	604,052
Tradenames, net	43,600	43,643
Other intangibles, net	257,969	266,534
Other assets, net	48,409	50,010

Total assets	$1,978,106	$1,970,716

LIABILITIES
Current liabilities:
Current portion of long-term debt	$—	$637
Accounts payable	263,493	287,350
Accrued payroll and employee costs	146,108	127,811
Deferred income taxes	56,520	59,032
Accrued liabilities	152,587	202,463
Income taxes payable	5,532	4,071

Total current liabilities	624,240	681,364
Long-term debt, less current portion	823,472	782,272
Long-term deferred taxes	59,868	50,303
Other long-term liabilities	10,542	11,023

Total liabilities	1,518,122	1,524,962

EQUITY
Common stock, $0.01 par value – 1,000 shares authorized and 100 shares issued and outstanding at March 29, 2013 and December 31, 2012, respectively	—	—
Additional paid-in capital	549,402	549,322
Accumulated deficit	(96,860)	(111,863)
Accumulated other comprehensive (loss) income	(180)	83

Total equity attributable to Delta Tucker Holdings, Inc.	452,362	437,542
Noncontrolling interests	7,622	8,212

Total equity	459,984	445,754

Total liabilities and equity	$1,978,106	$1,970,716

See notes to unaudited condensed consolidated financial statements

Delta Tucker Holdings, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended
(Amounts in thousands)	March 29, 2013	March 30, 2012
Cash flows from operating activities
Net income	$16,195	$6,879
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,289	12,956
Amortization of deferred loan costs	1,748	1,945
Earnings from equity method investees	(4,340)	(3,519)
Distributions from affiliates	2,637	418
Deferred income taxes	7,053	3,337
Other	205	(2,041)
Changes in assets and liabilities:
Restricted cash	—	9,114
Accounts receivable	(88,634)	(46,434)
Prepaid expenses and other current assets	17,881	15,309
Accounts payable and accrued liabilities	(40,445)	(11,142)
Income taxes payable	1,920	3,226

Net cash used in operating activities	(73,491)	(9,952)

Cash flows from investing activities
Purchase of property and equipment	(514)	(1,784)
Proceeds from sale of property, plant and equipment	—	7
Purchase of software	(1,119)	—
Contributions to equity method investees	—	(818)

Net cash used in investing activities	(1,633)	(2,595)

Cash flows from financing activities
Borrowings on long-term debt	149,800	285,700
Payments on long-term debt	(109,237)	(195,700)
Borrowings related to financed insurance	—	5,041
Payments related to financed insurance	(15,398)	(13,860)
Payment of dividends to noncontrolling interests	(1,187)	(274)

Net cash provided by financing activities	23,978	80,907

Net (decrease) increase in cash and cash equivalents	(51,146)	68,360
Cash and cash equivalents, beginning of period	118,775	70,205

Cash and cash equivalents, end of period	$67,629	$138,565

Income tax refund, net of payments	$1,178	$1,475
Interest paid	$29,703	$31,235

See notes to unaudited condensed consolidated financial statements

Delta Tucker Holdings, Inc.

Unaudited Condensed Consolidated Statements of Equity

(Amounts in thousands)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Equity Attributable to Delta Tucker Holdings, Inc.	Noncontrolling Interest	Total Equity
Balance at December 30, 2011 As Restated	—	$—	$550,951	$(102,926)	$(59)	$447,966	$5,186	$453,152
Comprehensive income attributable to Delta Tucker Holdings, Inc.			—	5,575	135	5,710	—	5,710
Noncontrolling interests			—	—	—	—	1,304	1,304
DIFZ financing, net of tax			103	—	—	103	—	103
Distribution to affiliates of Parent			(1,998)	—	—	(1,998)	696	(1,302)
Dividends declared to noncontrolling interests			—	—	—	—	(548)	(548)

Balance at March 30, 2012	—	$—	$549,056	$(97,351)	$76	$451,781	$6,638	$458,419

(Amounts in thousands)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Equity Attributable to Delta Tucker Holdings, Inc.	Noncontrolling Interest	Total Equity
Balance at December 31, 2012	—	$—	$549,322	$(111,863)	$83	$437,542	$8,212	$445,754
Comprehensive income attributable to Delta Tucker Holdings, Inc.			—	15,003	(263)	14,740	—	14,740
Noncontrolling interests			—	—	—	—	1,192	1,192
DIFZ financing, net of tax			80	—	—	80	—	80
Dividends declared to noncontrolling interests	—	—	—	—	—	—	(1,782)	(1,782)

Balance at March 29, 2013	—	$—	$549,402	$(96,860)	$(180)	$452,362	$7,622	$459,984

See notes to unaudited condensed consolidated financial statements

Delta Tucker Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 — Basis of Presentation and Accounting Policies

Basis of Presentation

Delta Tucker Holdings, Inc. (“Holdings”), the parent of DynCorp International Inc., through its subsidiaries (together, “the Company”), provides defense and technical services and government outsourced solutions primarily to U.S. government agencies domestically and internationally. The Company was incorporated in the state of Delaware on April 1, 2010. Primary customers include the U.S. Department of Defense (“DoD”), the U.S. Department of State (“DoS”) and other government agencies, including foreign governments and commercial customers. Unless the context otherwise indicates, references herein to “we,” “our,” “us,” or “the Company” refer to Delta Tucker Holdings, Inc. and our consolidated subsidiaries.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, we believe that all disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to fairly present our financial position as of March 29, 2013 and December 31, 2012, the results of operations and statements of comprehensive income, cash flows and equity for the three months ended March 29, 2013 and March 30, 2012 have been included. The results of operations and the statements of comprehensive income and cash flows for the three months ended March 29, 2013 and March 30, 2012 are not necessarily indicative of the results to be expected for the full calendar year or for any future periods. We use estimates and assumptions required for preparation of the financial statements. The estimates are primarily based on historical experience and business knowledge and are revised as circumstances change. Our actual results may differ from these estimates.

Restatement

As disclosed in Note 1, Significant Accounting Policies and Accounting Developments in our Annual Report on Form 10-K for the year ended December 31, 2012, the Company restated its consolidated financial statements for the fiscal year ended December 30, 2011 and for the period from April 1, 2010 (inception) through December 31, 2010. The balances presented in the accompanying unaudited condensed consolidated statement of equity as of December 30, 2011 have been restated. Refer to the Annual Report filed with the Securities and Exchange Commission (“SEC”) on March 27, 2013 for further discussion.

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

Noncontrolling interests

We record the impact of our partners’ interest in less than wholly owned consolidated joint ventures as noncontrolling interests. Currently DynCorp International FZ-LLC (“DIFZ”) is our only consolidated joint venture for which we do not own 100% of the entity. On March 15, 2012, we entered into a non-cash dividend distribution transaction with Cerberus Series Four Holdings, LLC and Cerberus Partners II, L.P., in which we distributed half of our 50% ownership in DIFZ. We now hold 25% ownership interest in DIFZ. We continue to consolidate DIFZ as we still exercise power over activities that significantly impact DIFZ’s economic performance and have the obligation to absorb losses or receive benefits of DIFZ that could potentially be significant to DIFZ. Noncontrolling interests is presented on the face of the statement of operations as an increase or reduction in arriving at Net income attributable to Delta Tucker Holdings, Inc. Noncontrolling interests on the balance sheet is located in the equity section. See Note 10 for further information regarding DIFZ.

Use of Estimates

We prepare our financial statements in conformity with GAAP, which requires us to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. Our estimates and assumptions are reviewed periodically, and the effects of changes, if any, are reflected in the unaudited condensed consolidated statements of operations in the period that they are determined.

The following table presents the aggregate gross favorable and unfavorable adjustments to income before income taxes resulting from changes in estimates for the three months ended March 29, 2013 and March 30, 2012.

	Three Months Ended
(Amounts in thousands)	March 29, 2013	March 30, 2012
Gross favorable adjustments	$12.3	$8.2
Gross unfavorable adjustments	(9.1)	(2.2)

Net adjustments	$3.2	$6.0

Accounting Policies

There have been no material changes to our significant accounting policies from those described in our Annual Report on Form 10-K for the year ended December 31, 2012 except for the adoption of ASU No. 2013-02—Comprehensive Income as discussed below.

Accounting Developments

Pronouncements Implemented

In February 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-02—Comprehensive Income that requires new disclosure requirements for items reclassified out of accumulated other comprehensive income (“AOCI”), including: (i) changes in AOCI balances by component and (ii) significant items reclassified out of AOCI. The new disclosure requirements are effective for fiscal years and interim periods beginning after December 15, 2012. We adopted ASU No. 2013-02 as of March 29, 2013. The adoption of this ASU did not have a material effect on our consolidated financial position or results of operations.

Note 2 — Composition of Certain Financial Statement Captions

The following tables present financial information of certain consolidated balance sheet captions.

Prepaid expenses and other current assets — Prepaid expenses and other current assets were:

	As Of
(Amounts in thousands)	March 29, 2013	December 31, 2012
Prepaid expenses	$26,385	$40,474
Income tax refunds receivable	374	376
Inventories	22,694	16,330
Aircraft parts inventory held on consignment	2,605	2,676
Work-in-process inventory	2,800	9,371
Joint venture receivables	1,549	1,248
Favorable contracts	152	426
Other current assets	4,828	8,322

Total prepaid expenses and other current assets	$61,387	$79,223

Prepaid expenses include prepaid insurance, prepaid vendor deposits, and prepaid rent, none of which individually exceed 5% of current assets.

Included in inventory as of March 29, 2013 and December 31, 2012, are seven helicopters, valued at $8.2 million, which were not deployed on existing programs. Aircraft parts inventory held on consignment includes $2.6 million and $2.7 million in inventory, currently held on consignment, related to our former Life Cycle Support Services (“LCCS”) Navy contract as of March 29, 2013 and December 31, 2012, respectively. Work-in-process inventory includes equipment for vehicle modifications and other deferred costs related to certain contracts.

Property and equipment, net — Property and equipment, net were:

	As Of
(Amounts in thousands)	March 29, 2013	December 31, 2012
Helicopters	$11,527	$11,497
Computers and other equipment	13,198	13,045
Leasehold improvements	10,373	10,026
Office furniture and fixtures	4,876	4,877

Gross property and equipment	39,974	39,445
Less accumulated depreciation	(14,748)	(13,238)

Total property and equipment, net	$25,226	$26,207

Depreciation expense was $1.5 million and $1.4 million during the three months ended March 29, 2013 and March 30, 2012, respectively, including certain depreciation amounts classified as Cost of services.

Other assets, net — Other assets, net were:

	As Of
(Amounts in thousands)	March 29, 2013	December 31, 2012
Deferred financing costs, net	$21,170	$22,918
Investment in affiliates	21,329	20,348
Palm promissory notes, long-term portion	3,355	4,037
Other	2,555	2,707

Total other assets, net	$48,409	$50,010

Deferred financing cost is amortized through interest expense. Amortization related to deferred financing costs was $1.7 million and $1.9 million during the three months ended March 29, 2013 and March 30, 2012, respectively.

Accrued payroll and employee costs — Accrued payroll and employee costs were:

	As Of
(Amounts in thousands)	March 29, 2013	December 31, 2012
Wages, compensation and other benefits	$120,768	$105,293
Accrued vacation	24,169	21,484
Accrued contributions to employee benefit plans	1,171	1,034

Total accrued payroll and employee costs	$146,108	$127,811

Accrued liabilities — Accrued liabilities were:

	As Of
(Amounts in thousands)	March 29, 2013	December 31, 2012
Customer advances	$32,495	$39,954
Accrued insurance	51,921	62,670
Accrued interest	12,436	24,847
Unfavorable contract liability	3,429	4,572
Contract losses	9,699	9,948
Legal matters	12,772	12,772
Subcontractor retention	6,304	8,448
Financed insurance	11,068	26,466
Other	12,463	12,786

Total accrued liabilities	$152,587	$202,463

Customer advances is primarily due to amounts received from customers in excess of revenue recognized. Other is comprised of Accrued rent and Workers compensation related claims and other balances that are not individually material to the consolidated financial statements. Legal matters include reserves related to various lawsuits and claims that arise in the normal course of business. See Note 8 for further discussion.

Other long-term liabilities — Other long-term liabilities were:

	As Of
(Amounts in thousands)	March 29, 2013	December 31, 2012
Unrecognized tax benefit	3,293	3,293
Unfavorable lease accrual	3,636	4,504
Other	3,613	3,226

Total other long-term liabilities	$10,542	$11,023

Note 3 — Goodwill and Other Intangible Assets

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

We derive substantially all of our revenue from contracts and subcontracts with the U.S. government and its agencies. Funding for our programs is dependent upon the annual budget and the appropriation decisions assessed by Congress, which are beyond our control. Estimates and judgments made by management, as it relates to the fair value of our reporting units or indefinite-lived intangible assets, could be impacted by the continued uncertainty over the defense industry. As of the three months ended March 29, 2013, the logistics of the modified Continuing Resolution, resulting from the sequestration imposed by Congress, are still unknown. While each of our segments and reporting units could be impacted differently, such circumstances could result in an impairment of our goodwill or other assets.

We assess goodwill and other intangible assets with indefinite lives for impairment annually in October and when an event occurs or circumstances change that would suggest a triggering event. If a triggering event is identified, a step one assessment is performed to identify any possible goodwill impairment in the period in which the event is identified. As of March 29, 2013, there were no indicators of goodwill impairment of any of the Company’s reporting units. In connection with our annual assessment of goodwill during the fourth quarter of calendar year 2013, we will update our key assumptions, including our forecasts of revenue and income for each reporting unit. There can be no assurance that the Revenue estimates and assumptions regarding forecasted cash flows, the period or strength of the U.S. defense spending, including the impact of sequestration, or other inputs used in forecasting the present value of forecasted cash flows will prove to be accurate projections of future performance.

Determining the fair value of a reporting unit or an indefinite-lived intangible asset involves judgment and the use of significant estimates and assumptions, particularly related to future operating results and cash flows. These estimates and assumptions include, but are not limited to, revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and identification of appropriate market comparable data. Preparation of forecasts and the selection of the discount rate involve significant judgments that we base primarily on existing firm orders, expected future orders, and general market conditions. Significant changes in these forecasts, the discount rate selected, or the weighting of the income and market approach could affect the estimated fair value of one or more of our reporting units and could result in a goodwill impairment charge in a future period. In addition, the identification of reporting units and the allocation of assets and liabilities to the reporting units when determining the carrying value of each reporting unit also requires judgment. All of these factors are subject to change with a change in the defense industry or larger macroeconomic environment. The estimated fair values of each of our remaining reporting units substantially exceed their respective carrying values with the exception of one of our reporting units within the TIS segment which represents a carrying value of $41.0 million in goodwill as of December 31, 2012. The estimated fair value of goodwill for this reporting unit exceeded its carrying value by approximately 14%. The TIS projections include significant estimates related to new business opportunities which are the basis for the discount rate assumptions currently applied and the Company has assessed this risk as one of the variables in establishing the discount rate. If the Company is unsuccessful in obtaining these opportunities in 2013, a triggering event could be identified and a step one assessment would be performed to identify any possible goodwill impairment in the period in which the event is identified. Additionally, the projections of the Air Operations reporting unit within our Aviation segment, which represents $293.4 million in goodwill, is currently dependent upon a single contract. Any negative changes to this contract, such as the loss of the contract during re-compete or notification from the customer of de-scoping of work to be performed under the contract, could result in operating results that differ from our projected forecasts, resulting in a triggering event and possible subsequent impairment of the reporting unit. We continue to monitor our reporting units. As of March 29, 2013, there were no indicators of goodwill impairment of any of the Company’s reporting units.

The carrying amount of goodwill for each of our segments as of March 29, 2013 was as follows:

(Amounts in thousands)	Aviation	GLDS	TIS	LOGCAP	Security	GLS	Total
Goodwill balance as of December 31, 2012	$442,393	$120,636	$41,023	$—	$—	$—	$604,052
Changes between December 31, 2012 and March 29, 2013	—	—	—	—	—	—	—

Goodwill balance as of March 29, 2013	$442,393	$120,636	$41,023	$—	$—	$—	$604,052

The following tables provide information about changes relating to certain intangible assets:

	As of March 29, 2013
(Amounts in thousands, except years)	Weighted Average Remaining Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net
Other intangible assets:
Customer-related intangible assets	6.3	$350,912	$(108,643)	$242,269
Other
Finite-lived	6.3	21,370	(10,729)	10,641
Indefinite-lived		$5,059	$—	$5,059

Total other intangibles		$377,341	$(119,372)	$257,969

Tradenames:
Finite-lived	2.1	$869	$(490)	$379
Indefinite-lived		43,221	—	43,221

Total tradenames		$44,090	$(490)	$43,600

	As of December 31, 2012
(Amounts in thousands, except years)	Weighted Average Remaining Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net
Other intangible assets:
Customer-related intangible assets	6.6	$350,912	$(99,119)	$251,793
Other
Finite-lived	5.5	24,856	(15,174)	9,682
Indefinite-lived		5,059	—	5,059

Total other intangibles		$380,827	$(114,293)	$266,534

Tradenames:
Finite-lived	2.4	$869	$(447)	$422
Indefinite-lived		43,221	—	43,221

Total tradenames		$44,090	$(447)	$43,643

Amortization expense for customer-related intangibles, other intangibles and finite-lived tradenames was $10.8 million and $11.5 million for the three months ended March 29, 2013 and March 30, 2012, respectively. Other intangibles is primarily representative of our capitalized software which had a net carrying value of $10.6 million and $9.6 million as of March 29, 2013 and December 31, 2012, respectively.

The following table outlines an estimate of future amortization based upon the finite-lived intangible assets owned and the finite-lived tradenames as of March 29, 2013:

(Amounts in thousands)	Amortization Expense
Estimate for nine month period ending December 31, 2013	$34,031
Estimate for calendar year 2014	43,237
Estimate for calendar year 2015	41,153
Estimate for calendar year 2016	38,151
Estimate for calendar year 2017	36,033
Thereafter	60,684

Note 4 — Income Taxes

The domestic and foreign components of Income before income taxes are as follows:

	Three Months Ended
(Amounts in thousands)	March 29, 2013	March 30, 2012
Domestic	$26,421	$9,887
Foreign	(1,431)	1,789

Income before income taxes	$24,990	$11,676

The provision for income taxes consists of the following:

	Three Months Ended
(Amounts in thousands)	March 29, 2013	March 30, 2012
Current portion:
Federal	$—	$—
State	228	135
Foreign	1,367	1,055

	$1,595	$1,190
Deferred portion:
Federal	$7,090	$3,569
State	114	43
Foreign	(4)	(5)

	7,200	3,607

Provision for income taxes	$8,795	$4,797

Deferred tax liabilities, net consist of the following:

	As Of
(Amounts in thousands)	March 29, 2013	December 31, 2012
Current deferred tax liabilities	$(56,520)	$(59,032)
Non-current deferred tax liabilities	(59,868)	(50,303)

Deferred tax liabilities, net	$(116,388)	$(109,335)

A reconciliation of the statutory federal income tax rate to our effective rate is provided below:

	Three Months Ended
	March 29, 2013	March 30, 2012
Statutory rate	35.0%	35.0%
State income tax, less effect of federal deduction	1.4%	1.5%
Noncontrolling interests	(2.3)%	(2.3)%
Nondeductible expenses	1.5%	1.5%
Other	(0.4)%	5.4%

Effective tax rate	35.2%	41.1%

During the year ended December 31, 2012, we fully utilized our U.S. federal net operating losses. As of March 29, 2013 and December 31, 2012, we had state net operating losses of approximately $168.5 million and $123.7 million, respectively, which will begin to expire in 2015. The remainder will not begin to expire until 2020 or later. Additionally, as of March 29, 2013 and December 31, 2012, we had foreign tax credit carry forwards of approximately $10.7 million and $9.3 million, respectively, which will begin to expire in 2018. We expect to fully utilize our state net operating losses and our foreign tax credit carry forwards during the year ending December 31, 2013. During the three months ended March 29, 2013, we received income tax refunds from certain state and foreign jurisdictions. Subsequent to the three months ended March 29, 2013, we made an estimated federal income tax payment of $3.8 million.

In evaluating our deferred tax assets, we assess the need for any related valuation allowances or adjust the amount of any allowances, if necessary. We assess such factors as the scheduled reversal of deferred tax liabilities (including the impact of available carry back and carry forward periods), projected future taxable income and available tax planning strategies in determining the need for or sufficiency of a valuation allowance. Based on this assessment, we concluded that no valuation allowance was necessary as of March 29, 2013.

As of March 29, 2013 and December 31, 2012, we had $8.8 million and $8.9 million of total unrecognized tax benefits, respectively, of which $2.4 million and $2.4 million, respectively, would impact our effective tax rate if recognized. It is expected that of the $8.8 million of unrecognized tax benefits, $0.5 million will change in the next twelve months. As of March 29, 2013 and December 31, 2012 we recorded a reserve for uncertain tax positions in the deferred tax accounts, offsetting our net operating losses and foreign tax credit carry forwards, in the amount of $5.5 million and $5.6 million.

Note 5 — Accounts Receivable

Accounts receivable, net consisted of the following:

	As Of
(Amounts in thousands)	March 29, 2013	December 31, 2012
Billed	$308,997	$245,678
Unbilled	559,178	534,935

Total accounts receivable	$868,175	$780,613

Unbilled receivables as of March 29, 2013 and December 31, 2012 include $27.3 million and $36.2 million, respectively, related to costs incurred on projects for which we have been requested by the customer to begin new work under a new contract or extend work under an existing contract and for which formal contracts or contract modifications have not been executed at the end of the respective periods. As of March 29, 2013 we had no contract claims outstanding. As of December 31, 2012, we had one contract claim totaling $12.1 million for which our customer subsequently paid during the three months March 29, 2013. The balance of unbilled receivables consists of costs and fees billable immediately on contract completion or other specified events, all of which are expected to be billed and collected within one year, except items that may result in a request for equitable adjustment or formal claim.

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

Fair Value of Financial Instruments

Our financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable, and borrowings. Because of the short-term nature of cash and cash equivalents, accounts and notes receivable and accounts payable, the fair value of these instruments approximates the carrying value. Our estimate of the fair value of our long-term debt is based on Level 1 and Level 2 inputs, as defined above.

	March 29, 2013		December 31, 2012
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
10.375% senior unsecured notes	$455,000	$448,175	$455,000	$416,325
Senior secured credit facility	327,272	332,181	327,272	328,908
Outstanding revolver borrowings	41,200	41,200	—	—

Total long-term debt	$823,472	$821,556	$782,272	$745,233

Note 7 — Long-Term Debt

Long-term debt consisted of the following:

	As of
(Amounts in thousands)	March 29, 2013	December 31, 2012
9.5% senior subordinated notes	$—	$637
10.375% senior unsecured notes	455,000	455,000
Term loan	327,272	327,272
Senior secured credit facility revolver borrowings	41,200	—

Total indebtedness	823,472	782,909
Less current portion of long-term debt	—	(637)

Total long-term debt	$823,472	$782,272

The current portion of long-term debt as of December 31, 2012 consisted of our 9.5% senior subordinated notes that matured and were paid in full on February 15, 2013. The total due on the Term Loan is included in Long-term debt in our consolidated balance sheet as of March 29, 2013 and December 31, 2012.

Senior Credit Facility

On July 7, 2010, we entered into a senior secured credit facility (the “Original Senior Credit Facility”), with a banking syndicate and Bank of America, NA as Agent. On August 10, 2011, DynCorp International Inc. entered into an amendment to the Senior Credit Facility (the “Amendment” and, together with the Original Senior Credit Facility, the “Senior Credit Facility”).

Our Senior Credit Facility is secured by substantially all of our assets and is guaranteed by substantially all of our subsidiaries. It provides for a six year, $570 million term loan facility (“Term Loan”) and a four year, $150 million revolving credit facility (“Revolver”), including a $100 million letter of credit subfacility. As of March 29, 2013 and December 31, 2012, the additional available borrowing capacity under the Senior Credit Facility was approximately $70.9 million and $111.7 million, respectively, which gives effect to $41.2 million in outstanding revolver borrowing and $37.9 million in letters of credit as of March 29, 2013 and $38.3 million in letters of credit as of December 31, 2012. The maturity date on the Term Loan is July 7, 2016 and the maturity date on the Revolver is July 7, 2014. Amounts borrowed under our Revolver are used to fund operations.

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

The Base Rate is equal to the higher of (a) the Federal Funds Rate plus one half of one percent and (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its prime rate; provided that in no event shall the Base Rate be less than 1.00% plus the Eurocurrency Rate applicable to one month interest periods on the date of determination of the Base Rate. The variable Base Rate has a floor of 2.75%.

The Eurocurrency Rate is the rate per annum equal to the British Bankers Association London Interbank Offered Rate (“BBA LIBOR”) as published by Reuters (or other commercially available source providing quotations of BBA LIBOR as designated by the Administrative Agent from time to time) two Business Days prior to the commencement of such interest period. The variable Eurocurrency rate has a floor of 1.75%. As of March 29, 2013 and December 31, 2012, the applicable interest rate for our Term Loan was 6.25%.

Interest Rates on Letter of Credit Subfacility and Unused Commitment Fees

The letter of credit subfacility bears interest at the applicable margin for Eurocurrency Rate Loans, which ranges from 4.0% to 4.5%. The unused commitment fee on our Revolver ranges from 0.50% to 0.75% depending on the Secured Leverage Ratio, as defined in the Senior Credit Facility. Payments on both the letter of credit subfacility and unused commitments are payable quarterly in arrears. As of March 29, 2013 and December 31, 2012, the applicable interest rate for our letter of credit subfacility was 4.25% and 4.50%, respectively. As of March 29, 2013 and December 31, 2012, the applicable interest rate for our unused commitment fees was 0.50% and 0.75%, respectively. All of our letters of credit are also subject to a 0.25% fronting fee.

Principal Payments

We made no principal prepayments or quarterly principal payments on the Term Loan facility during the three months ended March 29, 2013 and March 30, 2012. Pursuant to our Term Loan facility, quarterly principal payments are required. However, certain principal prepayments made during the year ended December 30, 2011 were applied to the future scheduled maturities and satisfied our responsibility to make quarterly principal payments through July 7, 2016.

Our Senior Credit Facility contains an annual requirement to submit a portion of our Excess Cash Flow, as defined in the Senior Credit Facility, as additional principal payments. Based on our annual financial results for the year ended December 31, 2012, we are not required to make any additional principal payments under the Excess Cash Flow requirement during 2013. Certain other transactions can trigger mandatory principal payments such as tax refunds, a disposition of a portion of the business or a significant asset sale. We had no such transactions during the three months ended March 29, 2013.

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

The total leverage ratio is the Consolidated Total Debt as defined in the Senior Credit Facility, less unrestricted cash and cash equivalents (up to $50 million) to Consolidated EBITDA as defined in the Senior Credit Facility, for the applicable period. Our total leverage ratio cannot not be greater than 5.0 to 1.0 through the period ending June 28, 2013, after which, the maximum total leverage diminishes quarterly or semi-annually.

The interest coverage ratio is the ratio of Consolidated EBITDA to Consolidated Interest Expense, as defined in the Senior Credit Facility. The interest coverage ratio must not be less than 2.0 to 1.0 through the period ending June 27, 2014, after which, the minimum total interest coverage ratio increases quarterly or semi-annually thereafter.

In the event we fail to comply with the covenants specified in the Senior Credit Facility and the Indenture governing our Senior Unsecured Notes, we may be in default. As of March 29, 2013, we were in compliance with our financial covenants.

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

Note 8 — Commitments and Contingencies

Commitments

We have operating leases for the use of real estate and certain property and equipment which are either non-cancelable or cancelable only by the payment of penalties or cancelable upon one month’s notice. All lease payments are based on the lapse of time but include, in some cases, payments for insurance, maintenance and property taxes. There are no purchase options on operating leases at favorable terms, but most leases have one or more renewal options. Certain leases on real estate are subject to annual escalations for increases in base rents, utilities and property taxes. Lease rental expense was $46.5 million and $66.7 million during the three months ended March 29, 2013 and March 30, 2012, respectively. We have no significant long-term purchase agreements with service providers.

Contingencies

General Legal Matters

We are involved in various lawsuits and claims that arise in the normal course of business. We have established reserves for matters in which it is believed that losses are probable and can be reasonably estimated. Reserves related to these matters have been recorded in “Other accrued liabilities” totaling approximately $12.8 million as of both March 29, 2013 and December 31, 2012. Except as disclosed below, none of our reserves as of March 29, 2013 were individually material. We believe that appropriate accruals have been established for such matters based on information currently available; however, some of the matters may involve compensatory, punitive, or other claims or sanctions that if granted, could require us to pay damages or make other expenditures in amounts that could not be reasonably estimated at March 29, 2013. These accrued reserves represent the best estimate of amounts believed to be our liability in a range of expected losses. In addition to matters that are considered probable and can be reasonably estimated, we also have certain matters considered reasonably possible. Other than matters disclosed below, we believe the aggregate range of possible loss related to matters considered reasonably possible was not material as of March 29, 2013. Litigation is inherently unpredictable and unfavorable resolutions could occur. Accordingly, it is possible that an adverse outcome from such proceedings could (i) exceed the amounts accrued for probable matters; or (ii) require a reserve for a matter we did not originally believe to be probable or could be reasonably estimated. Such changes could be material to our financial condition, results of operations and cash flows in any particular reporting period. Our view of the matters not specifically disclosed could possibly change in future periods as events thereto unfold.

Pending Litigation and Claims

On December 4, 2006, December 29, 2006, March 14, 2007 and April 24, 2007, four lawsuits were served, seeking unspecified monetary damages against DynCorp International LLC and several of its former affiliates in the U.S. District Court for the Southern District of Florida, concerning the spraying of narcotic plant crops along the Colombian border adjacent to Ecuador. Three of the lawsuits, filed on behalf of the Provinces of Esmeraldas, Sucumbíos, and Carchi in Ecuador, allege violations of Ecuadorian law, International law, and statutory and common law tort violations, including negligence, trespass, and nuisance. The fourth lawsuit, filed on behalf of citizens of the Ecuadorian provinces of Esmeraldas and Sucumbíos, alleges personal injury, various counts of negligence, trespass, battery, assault, intentional infliction of emotional distress, violations of the Alien Tort Claims Act and various violations of International law. The four lawsuits were consolidated, and based on our motion granted by the court, the case was subsequently transferred to the U.S. District Court for the District of Columbia. On March 26, 2008, a First Amended Consolidated Complaint was filed that identified 3,266 individual plaintiffs. As of January 12, 2010, 1,256 of the plaintiffs have been dismissed by court orders and, on September 15, 2010, the Provinces of Esmeraldas, Sucumbíos, and Carchi were dismissed by court order. We filed multiple motions for summary judgment and, on February 15, 2013, the court granted summary judgment and dismissed all claims. On March 18, 2013, the plaintiffs filed a notice of appeal with the U.S. Court of Appeals for the District of Columbia. The appeal is currently pending. The amended complaint does not demand any specific monetary damages; however, a court decision against us could have a material effect on our results of operations and financial condition, if we are unable to obtain reimbursement from the DoS. The aerial spraying operations were and continue to be managed by us under a DoS contract in cooperation with the Colombian government. The DoS contract provides indemnification to us against third-party liabilities arising out of the contract, subject to available funding as well as potential apportionment of damages to multiple defendants. At this time, we believe the likelihood of an unfavorable outcome in this case is remote.

A lawsuit filed on September 11, 2001, and amended on March 24, 2008, seeking unspecified damages on behalf of twenty-six residents of the Sucumbíos Province in Ecuador, was brought against our operating company and several of its former affiliates in the U.S. District Court for the District of Columbia. The action alleges violations of the laws of nations and U.S. treaties, negligence, emotional distress, nuisance, battery, trespass, strict liability, and medical monitoring arising from the spraying of herbicides near the Ecuador-Colombia border in connection with the performance of the DoS, International Narcotics and Law Enforcement contract for the eradication of narcotic plant crops in Colombia. As of January 12, 2010, fifteen of the plaintiffs have been dismissed by court order. We filed multiple motions for summary judgment and, on February 15, 2013, the court granted summary judgment and dismissed all claims. On March 18, 2013, the plaintiffs filed a notice of appeal with the U.S. Court of Appeals for the District of Columbia. The appeal is currently pending. The terms of the DoS contract provide that the DoS will indemnify our operating company against third-party liabilities arising out of the contract, subject to available funding. We are also entitled to indemnification by Computer Sciences Corporation, the Company’s previous owners, in connection with this lawsuit, subject to certain limitations. Additionally, any damage award would have to be apportioned between the other defendants and our operating company. We believe that the likelihood of an unfavorable judgment in this matter is remote.

Arising out of the litigation described in the preceding two paragraphs, on September 22, 2008, we filed a separate lawsuit against our aviation insurance carriers seeking defense and coverage of the referenced claims. On November 9, 2009, the court granted our Partial Motion for Summary Judgment regarding the duty to defend, and the carriers have paid the majority of the litigation expenses. In a related action, the aviation insurance carriers filed a lawsuit against us on February 5, 2009, seeking rescission of certain aviation insurance policies based on an alleged misrepresentation by us concerning the existence of certain of the lawsuits relating to the eradication of narcotic plant crops. On May 19, 2010, our aviation insurance carriers also filed a complaint against us seeking reformation of previously provided insurance policies and the elimination of coverage for aerial spraying. The Company believes that the claims asserted by the insurance carriers are without merit and the likelihood of an unfavorable judgment in this matter is remote.

In 2009, we terminated for cause a contract to build the Akwa Ibom International Airport for the State of Akwa Ibom in Nigeria. Consequently, we terminated certain subcontracts and purchase orders the customer advised us it did not want to assume. Our termination of certain subcontracts not assumed by the customer, including our actions to recover against advance payment and performance guarantees established by the subcontractors for our benefit, was challenged in certain instances. In December 2011, the customer filed arbitration alleging fraud, gross negligence, contract violations, and conversion of funds and asserted damages of approximately $150 million. We believe our right to terminate this contract was justified and permissible under the terms of the contract, and we intend to vigorously contest the claims brought against us. Additionally, we believe the contract limits any damages to a maximum of $3 million, except in situations of gross negligence and willful misconduct. As of March 29, 2013 and December 31, 2012, we have recorded an immaterial liability for this matter and believe the likelihood of loss for amounts in excess of this accrual, up to the amount limited by the contract, is reasonably possible.

On July 8, 2009, a lawsuit was filed in the United Arab Emirates (“UAE”) Abu Dhabi Court of First Instance, by Al Hamed ITC (hereafter “Al Hamed”) concerning an October 2002 business development contract focused upon obtaining business directly with the UAE General Military Directorate (“GMD”). Al Hamed was unsuccessful in assisting the company in soliciting business with GMD and, as such, the contract with Al Hamed was terminated in July 2006. We became a subcontractor to the successful bidder, Al Taif, in December 2006. Al Hamed filed a claim seeking $57 million in damages under the business development contract. On May 9, 2012, the court awarded Al Hamed 8.2 million in UAE Dirhams ($2.2 million U.S. dollars) plus 5% interest and expenses. The Company and Al Hamed both appealed the judgment. On September 12, 2012, the appellate court altered the judgment stating the amount should not have been in UAE Dirhams rather in U.S. dollars, which amounts to $8.2 million US dollars. As of September 28, 2012, a reserve has been established for the full amount of the judgment. The judgment was further appealed to the Supreme Court in Abu Dhabi, and, on February 27, 2013, we were advised that our appeal was unsuccessful. On April 7, 2013, the judgment was paid and the matter is now closed.

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

On August 16, 2005, we were served with a Department of Justice Federal Grand Jury Subpoena seeking documents concerning work performed by a former subcontractor, Al Ghabban in 2002-2005. Specifically, during the 2002-2005 timeframe, Al Ghabban performed line haul trucking work to transport materials throughout the Middle Eastern theater on the War Reserve Materiel’s Program. In response to the subpoena in 2005, we provided the requested documents to the Department of Justice, and the matter was subsequently closed in 2005 without any action taken. In April 2009, we received a follow up telephone call concerning this matter from the Department of Justice Civil Litigation Division. Since that time, we have had several discussions with the government regarding the civil matter. In response to requests, we provided additional information to the Department of Justice Civil Litigation Division. If our operations are found to be in violation of any laws or government regulations, we may be subject to penalties, damages or fines, any or all of which could adversely affect our financial results. The Company believes that the likelihood of an unfavorable judgment resulting from this matter is reasonably possible; however, as this matter is still under review and no formal complaint has been filed, a reasonable estimate of loss or range of loss cannot be made.

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

We have received a series of final audit reports from the DCAA, some of which have resulted in Form 1s, related to their examination of certain incurred, invoiced and reimbursed costs on our CivPol program for periods ranging from April 17, 2004 through April 2, 2010. The Form 1’s identify several cost categories where the DCAA has asserted instances of potential deviations from the explicit terms of the contract or from certain provisions of government regulations. The asserted amounts are derived from extrapolation methodologies used to estimate potential exposure amounts for the cost categories which when aggregated for all final audit reports and Form 1’s total approximately $141.2 million. Over the past year, the Company has worked with the DCAA in resolving matters inclusive in the Form 1s. We have provided responses to the DCAA for each letter, in which we have articulated our position on each issue and have attempted to answer their questions and provide clarification of the facts to resolve the issues raised. We have also sought to obtain clarification from our customer through formal contract modifications in an attempt to assist the DCAA in closing these issues. We believe the majority of these issues will continue to be resolved and thus represent loss contingencies that we consider remote. For the remaining issues, which total approximately $17.7 million, we believe the DCAA did not consider certain contractual provisions and long standing patterns of dealing with the customer. Since we cannot reasonably estimate the DCAA’s acceptance of our initial responses and the ultimate outcome related to these remaining issues we believe these items represent loss contingencies that we consider reasonably possible. We continue to work with the customer and the DCAA to resolve any remaining questions they may have and provide clarification of the facts and circumstances surrounding the issues.

On April 30, 2013, we received several demand Form 1s from DCAA disapproving approximately $152.0 million of cost incurred by the Company for the periods ranging between 2000-2011 on the War Reserve Materiel program for concerns on items such as the adequacy of documentation and reasonableness of costs. We are in the process of reviewing the basis of the Form 1s and preparing a response letter as we work with our customer to resolve these questions. Based on our initial assessment, we believe a substantial portion of these items represent loss contingencies that we consider remote. We believe the remaining portion of these items represent loss contingencies that we consider reasonably possible; however, a reasonable estimate of loss or range of loss cannot be made at this time as we cannot reasonably estimate the ultimate outcome related to the issues raised in the Form 1s.

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

Note 9 — Segment Information

As of March 29, 2013, we had six operating and reportable segments which include LOGCAP, Aviation, Training and Intelligence Solutions, Global Logistics & Development Solutions, Security Services, and GLS. Our segments will continue to operate principally within a regulatory environment subject to governmental contracting and accounting requirements, including Federal Acquisition Regulations, Cost Accounting Standards and audits by various U.S. federal agencies. We excluded certain costs that are not directly allocable to our segments from the segment results and included these costs in headquarters.

The following is a summary of the financial information of the reportable segments reconciled to the amounts reported in the condensed consolidated financial statements:

	Three Months Ended
(Amounts in thousands)	March 29, 2013	March 30, 2012
Revenue
LOGCAP	$362,723	$478,046
Aviation	367,677	306,415
Training & Intelligence Solutions	113,071	156,598
Global Logistics & Development Solutions	70,899	79,143
Security Services	20,364	23,877
GLS	13,411	14,990

Total reportable segments	948,145	1,059,069
GLS deconsolidation (1)	(13,411)	(14,990)
Headquarters (2)	(2,626)	2,987

Total revenue	$932,108	$1,047,066

Operating income
LOGCAP	$10,581	$16,918
Aviation	32,761	22,506
Training & Intelligence Solutions	5,682	4,947
Global Logistics & Development Solutions	3,968	5,312
Security Services	(1,702)	(6,634)
GLS	1,402	757

Total reportable segments	52,692	43,806
GLS deconsolidation (1)	(1,402)	(757)
Headquarters (3)	(9,253)	(13,094)

Total operating income	$42,037	$29,955

Depreciation and amortization
LOGCAP	$197	$197
Aviation	305	171
Training & Intelligence Solutions	—	72
Global Logistics & Development Solutions	31	21
Security Services	—	—
GLS	—	—

Total reportable segments	533	461
GLS deconsolidation (1)	—	—
Headquarters	11,756	12,495

Total depreciation and amortization (4)	$12,289	$12,956

(1)	We deconsolidated GLS effective July 7, 2010.
(2)	Represents revenue earned on shared services arrangements for general and administrative services provided to unconsolidated joint ventures and elimination of intercompany items between segments.
(3)	Headquarters operating expenses primarily relate to amortization of intangible assets and other costs that are not allocated to segments and are not billable to our U.S. government customers.
(4)	Includes amounts included in Cost of services of $0.4 million for the three months ended March 29, 2013 and March 30, 2012, for both periods.

The following is a summary of the assets of the reportable segments reconciled to the amounts reported in the consolidated financial statements:

	As Of
(Amounts in thousands)	March 29, 2013	December 31, 2012
Assets
LOGCAP	$385,145	$320,249
Aviation	754,751	706,646
Training & Intelligence Solutions	200,369	224,834
Global Logistics & Development Solutions	182,842	203,787
Security Services	42,759	51,864
GLS	58,949	66,541

Total reportable segments	1,624,815	1,573,921
GLS deconsolidation (1)	(58,949)	(66,541)
Headquarters (2)	412,240	463,336

Total assets	$1,978,106	$1,970,716

(1)	We deconsolidated GLS effective July 7, 2010.
(2)	Assets primarily include cash, investments in unconsolidated subsidiaries, deferred income taxes, intangible assets (excluding goodwill) and deferred debt issuance costs.

Note 10 — Related Parties, Joint Ventures and Variable Interest Entities

Consulting Fee

The Company has a Master Consulting and Advisory Services agreement (“COAC Agreement”) with Cerberus Operations and Advisory Company, LLC, where pursuant to the terms of the agreement, they make personnel available to us for the purpose of providing reasonably requested business advisory services. The services are priced on a case by case basis depending on the requirements of the project and agreements in pricing. We incurred $1.2 million and $0.6 million in expenses for Cerberus consulting fees during the three months ended March 29, 2013 and March 30, 2012, respectively.

Joint Ventures and Variable Interest Entities

We account for our investments in VIEs in accordance with ASC 810—Consolidation. In cases where we have (i) the power to direct the activities of the VIE that most significantly impact its economic performance and (ii) the obligation to absorb losses of the VIE that could potentially be significant or the right to receive benefits from the entity that could potentially be significant to the VIE, we consolidate the entity. Alternatively, in cases where all of the aforementioned criteria are not met, the investment is accounted for under the equity method. As of March 29, 2013, we accounted for PaTH, CRS, Babcock, GRS and GLS as equity method investments. Alternatively, we consolidated DIFZ based on the aforementioned criteria. We present our share of the PaTH, CRS, GRS and GLS earnings in Earnings from unconsolidated affiliates as these joint ventures are considered operationally integral. Alternatively, we present our share of the Babcock earnings in Other income, net as it is not considered operationally integral.

PaTH is a joint venture formed in May 2006 with two other partners for the purpose of procuring government contracts with the Federal Emergency Management Authority. On January 18, 2013, we executed an agreement with the two other partners to reduce our ownership percentage in the PaTH joint venture to 30%. The executed agreement stipulated the ownership percentage to be reduced retrospectively, effective September 1, 2012.

CRS is a joint venture formed in March 2006 with two other partners for the purpose of procuring government contracts with the U.S. Navy.

The GRS joint venture was formed in August 2010 with one partner, for the purpose of procuring government contracts with the U.S. Navy. This joint venture has been selected as one of four contractors for an indefinite delivery, indefinite quantity (“IDIQ”) multiple award contract.

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

We own 25% of DIFZ, but exercise power over activities that significantly impact DIFZ’s economic performance. We incur significant costs on behalf of DIFZ related to our normal operations. The vast majority of these costs are considered direct contract costs and thus billable on several of our contracts supported by DIFZ services.

Babcock is a joint venture formed in January 2005 and currently provides services to the British Ministry of Defence.

Receivables due from our unconsolidated joint ventures totaled $1.5 million and $1.2 million as of March 29, 2013 and December 31, 2012, respectively. These receivables are a result of items purchased and services rendered by us on behalf of our unconsolidated joint ventures. We have assessed these receivables as having minimal collection risk based on our historic experience with these joint ventures and our inherent influence through our ownership interest. The related revenue we earned from our unconsolidated joint ventures totaled $0.6 million and $1.4 million during the three months ended March 29, 2013 and March 30, 2012, respectively. The related cost of services was $0.5 million and $1.1 million during the three months ended March 29, 2013 and March 30, 2012, respectively. Additionally, we earned $4.3 million and $3.5 million in equity method income (includes operationally integral and non-integral income) during the three months ended March 29, 2013 and March 30, 2012, respectively.

GLS’ revenue was $13.4 million and $15.0 million during the three months ended March 29, 2013 and March 30, 2012, respectively. GLS’ operating income was $1.4 million and $0.8 million during the three months ended March 29, 2013 and March 30, 2012, respectively. GLS’ net income was $1.4 million and $0.8 million during the three months ended March 29, 2013 and March 30, 2012, respectively. As a result of the impairment recorded in September 2011, we no longer recognize any earnings related to GLS until cash is received through dividend distributions. GLS paid a cash dividend of $5.0 million on March 28, 2013. Based on our 51% ownership in GLS, the Company recognized $2.6 million in equity method income during the three months ended March 29, 2013.

On October 5, 2011, the DCAA issued GLS a Form 1 in the amount of $95.9 million which pertained to inconsistencies of certain contractual requirements. As a result of the Form 1, the customer informed GLS it would withhold a portion of outstanding invoices until the Form 1 was resolved.

On February 8, 2012, the DCAA issued GLS a second Form 1 in the amount of $102.0 million, asserting inconsistencies with labor related costs for the fiscal year ended April 3, 2009. The customer has withheld $5.0 million, until this issue is resolved. GLS does not agree with the DCAA’s findings on either of the Form 1s and is currently working with the DCAA and the customer to provide clarification and resolve both matters. If the DCAA Form 1s are not overruled and subsequent appeals are unsuccessful, the decision could have a material effect on GLS’ results of operations. Additionally, in March 2012, GLS received a subpoena from the Inspector General of the U.S. Department of Defense requesting documentation related to its contract with the United States Army. GLS appeared before the Inspector General in April 2012 with the requested information and is currently awaiting a response.

We currently hold one promissory note from Palm Trading Investment Corp, which had an aggregate initial value of $9.2 million. The note is included in (i) Prepaid expenses and other current assets and in (ii) Other assets on our unaudited condensed consolidated balance sheet for the short and long-term portions, respectively. The loan balance outstanding was $4.8 million and $5.3 million as of March 29, 2013 and December 31, 2012, respectively, reflecting the initial value plus accrued interest, less payments against the promissory notes. The fair value of the notes receivable is not materially different from its carrying value.

As discussed above and in accordance with ASC 810—Consolidation, we consolidate DIFZ. The following tables present selected financial information for DIFZ as of March 29, 2013 and December 31, 2012 and for the three months ended March 29, 2013 and March 30, 2012:

	As of
(Amounts in millions)	March 29, 2013	December 31, 2012
Assets	$39.7	$32.7
Liabilities	33.7	25.9

	Three Months Ended
(Amounts in millions)	March 29, 2013	March 30, 2012
Revenue	$113.8	$124.5

The following tables present selected financial information for our equity method investees as of March 29, 2013 and December 31, 2012 and for the three months ended March 29, 2013 and March 30, 2012:

	As of
(Amounts in millions)	March 29, 2013	December 31, 2012
Current assets	$118.9	$115.0
Total assets	119.0	115.1
Current liabilities	67.1	59.9
Total liabilities	67.1	60.4

	Three Months Ended
(Amounts in millions)	March 29, 2013	March 30, 2012
Revenue	$161.2	$90.8
Gross profit	14.2	6.8
Net income	10.9	4.6

Many of our joint ventures and VIEs only perform on a single contract. The modification or termination of a contract under a joint venture or VIE could trigger an impairment in the fair value of our investment in these entities. In the aggregate, our maximum exposure to losses as a result of our investment consists of our (i) $21.3 million investment in unconsolidated subsidiaries, (ii) $1.5 million in receivables from our unconsolidated joint ventures, (iii) $4.8 million note receivable from Palm Trading Investment Corp. (“Palm”) and (iv) contingent liabilities that were neither probable nor reasonably estimable as of March 29, 2013.

Note 11 — Collaborative Arrangements

We participate in a collaborative arrangement with CH2M Hill on the LOGCAP IV program. This arrangement sets forth the sharing of some of the risks and rewards associated with this U.S. government contract. Our current share of profits of the LOGCAP IV program is 70%.

We account for this collaborative arrangement under ASC 808 — Collaborative Arrangements and record revenue gross as the principal participant. The cash inflows and outflows, as well as expenses incurred, are recorded in Cost of services in the period realized. Revenue on LOGCAP IV was $362.7 million and $478.0 million during the three months ended March 29, 2013 and March 30, 2012, respectively. Cost of services on LOGCAP IV program was $338.5 million and $446.8 million during the three months ended March 29, 2013 and March 30, 2012, respectively. Our share of the total LOGCAP IV profits was $10.6 million and $16.9 million during the three months ended March 29, 2013 and March 30, 2012, respectively.

We also participate in a collaborative arrangement with Logix USA Corporation on the Egypt Personnel Support Services (“EPSS”) program that began in June 2012. The purpose of the arrangement is to share risks and rewards associated with this U.S. government contract. Our share of profits is 85%, and as the principal participant, we record the revenue and expenses gross in Cost of services in the period realized. Revenue on the EPSS program was $4.1 million during the three months ended March 29, 2013. Cost of services on the EPSS program was $3.2 million during the three months ended March 29, 2013. Our share of the total EPSS program profits was $0.7 million during the three months ended March 29, 2013.

Note 12 — Consolidating Financial Statements of Subsidiary Guarantors

The Senior Unsecured Notes issued by DynCorp International Inc. (“Subsidiary Issuer”) and the Senior Credit Facility are fully and unconditionally guaranteed, jointly and severally, by the Company (“Parent”) and all of the domestic subsidiaries of Subsidiary Issuer: DynCorp International LLC, DTS Aviation Services LLC, DynCorp Aerospace Operations LLC, DynCorp International Services LLC, DIV Capital Corporation, Dyn Marine Services of Virginia LLC, Services International LLC, Worldwide Humanitarian Services LLC, Worldwide Recruiting and Staffing Services LLC, Heliworks, LLC, Phoenix Consulting Group LLC and Casals and Associates Inc. (“Subsidiary Guarantors”). Each of the Subsidiary Issuers and the Subsidiary Guarantors is 100% owned by the Company. Under the indenture governing the Senior Unsecured Notes, a guarantee of a Subsidiary Guarantor will terminate upon the following customary circumstances: (i) the sale of the capital stock of such Subsidiary Guarantor if such sale complies with the indenture; (ii) the designation of such Subsidiary Guarantor as an unrestricted subsidiary; (iii) if such Subsidiary Guarantor no longer guarantees certain other indebtedness of the Subsidiary Issuer or (iv) the defeasance or discharge of the indenture.

The following condensed consolidating financial statements present (i) unaudited condensed consolidating balance sheets as of March 29, 2013 and December 31, 2012, (ii) unaudited condensed consolidating statements of operations and cash flows for the three months ended March 29, 2013 and March 30, 2012 and (iii) elimination entries necessary to consolidate Parent and its subsidiaries.

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

DynCorp International Inc. is considered the Subsidiary Issuer as it issued the Senior Unsecured Notes.

Delta Tucker Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidating Statement of Operations Information

For the Three Months Ended March 29, 2013

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$—	$935,734	$122,233	$(125,859)	$932,108
Cost of services	—	—	(851,002)	(119,917)	125,794	(845,125)
Selling, general and administrative expenses	—	—	(35,398)	(211)	65	(35,544)
Depreciation and amortization expense	—	—	(11,702)	(146)	—	(11,848)
Earnings from equity method investees	—	—	2,446	—	—	2,446

Operating income	—	—	40,078	1,959	—	42,037
Interest expense	—	(18,128)	(1,035)	—	—	(19,163)
Interest income	—	—	12	6	—	18
Equity in income (loss) of consolidated subsidiaries, net of tax	15,003	26,751	875	—	(42,629)	—
Other income, net	—	—	2,022	76	—	2,098

Income before income taxes	15,003	8,623	41,952	2,041	(42,629)	24,990
Benefit (provision) for income taxes	—	6,380	(15,201)	26	—	(8,795)

Net income	15,003	15,003	26,751	2,067	(42,629)	16,195
Noncontrolling interests	—	—	—	(1,192)	—	(1,192)

Net income attributable to Delta Tucker Holdings, Inc.	$15,003	$15,003	$26,751	$875	$(42,629)	$15,003

Delta Tucker Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidating Statement of Operations Information

For the Three Months Ended March 30, 2012

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$—	$1,051,732	$131,564	$(136,230)	$1,047,066
Cost of services	—	—	(973,945)	(125,963)	133,298	(966,610)
Selling, general and administrative expenses	—	—	(37,981)	(3,102)	2,932	(38,151)
Depreciation and amortization expense	—	—	(12,408)	(152)	—	(12,560)
Earnings from equity method investees	—	—	210	—	—	210

Operating income	—	—	27,608	2,347	—	29,955
Interest expense	—	(20,306)	(1,384)	—	—	(21,690)
Interest income	—	—	38	—	—	38
Equity income of consolidated subsidiaries, net of tax	5,575	17,539	820	—	(23,934)	—
Other income, net	—	—	3,426	(53)	—	3,373

Income (loss) before income taxes	5,575	(2,767)	30,508	2,294	(23,934)	11,676
Benefit (provision) for income taxes	—	8,342	(12,969)	(170)	—	(4,797)

Net income	5,575	5,575	17,539	2,124	(23,934)	6,879
Noncontrolling interests	—	—	—	(1,304)	—	(1,304)

Net income attributable to Delta Tucker Holdings, Inc.	$5,575	$5,575	$17,539	$820	$(23,934)	$5,575

Delta Tucker Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidating Statement of Comprehensive Income Information

For the Three Months Ended March 29, 2013

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net income	$15,003	$15,003	$26,751	$2,067	$(42,629)	$16,195
Other comprehensive income:
Currency translation adjustment	(411)	(411)	(279)	(132)	822	(411)

Other comprehensive income, before tax	(411)	(411)	(279)	(132)	822	(411)
Income tax expense related to items of other comprehensive income	148	148	100	48	(296)	148

Other comprehensive income	(263)	(263)	(179)	(84)	526	(263)

Comprehensive income	14,740	14,740	26,572	1,983	(42,103)	15,932
Noncontrolling interests	—	—	—	(1,192)	—	(1,192)

Comprehensive income attributable to Delta Tucker Holdings, Inc.	$14,740	$14,740	$26,572	$791	$(42,103)	$14,740

Delta Tucker Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidating Statement of Comprehensive Income Information

For the Three Months Ended March 30, 2012

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net income	$5,575	$5,575	$17,539	$2,124	$(23,934)	$6,879
Other comprehensive income:
Currency translation adjustment	196	196	123	73	(392)	196

Other comprehensive income before tax	196	196	123	73	(392)	196
Income tax expense related to items of other comprehensive income	(61)	(61)	(45)	(16)	122	(61)

Other comprehensive income	135	135	78	57	(270)	135

Comprehensive income	5,710	5,710	17,617	2,181	(24,204)	7,014
Noncontrolling interests	—	—	—	(1,304)	—	(1,304)

Comprehensive income attributable to Delta Tucker Holdings, Inc.	$5,710	$5,710	$17,617	$877	$(24,204)	$5,710

Delta Tucker Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidating Balance Sheet Information

March 29, 2013

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
	ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$17,594	$50,035	$—	$67,629
Restricted cash	—	—	1,659	—	—	1,659
Accounts receivable, net	—	—	870,486	3,375	(5,686)	868,175
Intercompany receivables	—	—	125,154	—	(125,154)	—
Prepaid expenses and other current assets	—	—	60,695	595	97	61,387

Total current assets	—	—	1,075,588	54,005	(130,743)	998,850
Property and equipment, net	—	—	24,585	641	—	25,226
Goodwill	—	—	571,653	32,399	—	604,052
Tradenames, net	—	—	43,600	—	—	43,600
Other intangibles, net	—	—	256,554	1,415	—	257,969
Investment in subsidiaries	497,448	1,382,934	42,950	—	(1,923,332)	—
Other assets, net	1,466	21,164	25,779	—	—	48,409

Total assets	$498,914	$1,404,098	$2,040,709	$88,460	$(2,054,075)	$1,978,106

	LIABILITIES & EQUITY
Current liabilities:
Accounts payable	—	—	261,981	2,902	(1,390)	263,493
Accrued payroll and employee costs	—	—	144,236	34,124	(32,252)	146,108
Intercompany payables	46,552	71,128	—	7,474	(125,154)	—
Deferred income taxes	—	—	56,515	5	—	56,520
Accrued liabilities	—	12,050	111,653	831	28,053	152,587
Income taxes payable	—	—	5,358	174	—	5,532

Total current liabilities	46,552	83,178	579,743	45,510	(130,743)	624,240
Long-term debt, less current portion	—	823,472	—	—	—	823,472
Long-term deferred taxes	—	—	59,868	—	—	59,868
Other long-term liabilities	—	—	10,542	—	—	10,542
Noncontrolling interests	—	—	7,622	—	—	7,622
Equity	452,362	497,448	1,382,934	42,950	(1,923,332)	452,362

Total liabilities and equity	$498,914	$1,404,098	$2,040,709	$88,460	$(2,054,075)	$1,978,106

Delta Tucker Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidating Balance Sheet Information

December 31, 2012

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
	ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$74,907	$43,868	$—	$118,775
Restricted cash	—	—	1,659	—	—	1,659
Accounts receivable, net	—	—	781,649	2,548	(3,584)	780,613
Intercompany receivables	—	—	164,048	—	(164,048)	—
Prepaid expenses and other current assets	—	—	75,874	2,485	864	79,223

Total current assets	—	—	1,098,137	48,901	(166,768)	980,270
Property and equipment, net	—	—	25,494	713	—	26,207
Goodwill	—	—	571,653	32,399	—	604,052
Tradenames, net	—	—	43,643	—	—	43,643
Other intangibles, net	—	—	265,014	1,520	—	266,534
Investment in subsidiaries	482,627	1,373,820	42,749	—	(1,899,196)	—
Other assets, net	1,353	22,911	25,746	—	—	50,010

Total assets	$483,980	$1,396,731	$2,072,436	$83,533	$(2,065,964)	$1,970,716

	LIABILITIES & EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$637	$—	$—	$637
Accounts payable	—	—	284,616	2,944	(210)	287,350
Accrued payroll and employee costs	—	—	126,122	26,538	(24,849)	127,811
Intercompany payables	46,438	107,414	—	10,196	(164,048)	—
Deferred income taxes	—	—	59,027	5	—	59,032
Accrued liabilities	—	24,418	154,939	767	22,339	202,463
Income taxes payable	—	—	3,737	334	—	4,071

Total current liabilities	46,438	131,832	629,078	40,784	(166,768)	681,364
Long-term debt, less current portion	—	782,272	—	—	—	782,272
Long-term deferred taxes	—	—	50,303	—	—	50,303
Other long-term liabilities	—	—	11,023	—	—	11,023
Noncontrolling interests	—	—	8,212	—	—	8,212
Equity	437,542	482,627	1,373,820	42,749	(1,899,196)	437,542

Total liabilities and equity	$483,980	$1,396,731	$2,072,436	$83,533	$(2,065,964)	$1,970,716

Delta Tucker Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidating Statement of Cash Flow Information

For the Three Months Ended March 29, 2013

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(114)	$(4,277)	$(79,176)	$11,264	$(1,188)	$(73,491)

Cash flows from investing activities:
Purchase of property and equipment, net	—	—	(514)	—	—	(514)
Purchase of software	—	—	(1,119)	—	—	(1,119)

Net cash used in by investing activities	—	—	(1,633)	—	—	(1,633)

Cash flows from financing activities:
Borrowings on long-term debt	—	149,800	—	—	—	149,800
Payments on long-term debt	—	(109,237)	—	—	—	(109,237)
Payments related to financed insurance	—	—	(15,398)	—	—	(15,398)
Payments of dividends to Parent	—	—	—	(2,375)	1,188	(1,187)
Net transfers from (to) Parent/subsidiary	114	(36,286)	38,894	(2,722)	—	—

Net cash provided (used in) by financing activities	114	4,277	23,496	(5,097)	1,188	23,978

Net (decrease) increase in cash and cash equivalents	—	—	(57,313)	6,167	—	(51,146)
Cash and cash equivalents, beginning of period	—	—	74,907	43,868	—	118,775

Cash and cash equivalents, end of period	$—	$—	$17,594	$50,035	$—	$67,629

Delta Tucker Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidating Statement of Cash Flow Information

For The Three Months Ended March 30, 2012

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(134)	$(1,481)	$(23,322)	$15,532	$(547)	$(9,952)

Cash flows from investing activities:
Purchase of property and equipment, net	—	—	(1,784)	—	—	(1,784)
Proceeds from sale of property, plant and equipment	—	—	7	—	—	7
Purchase of software	—	—	(818)	—	—	(818)

Net cash used in investing activities	—	—	(2,595)	—	—	(2,595)

Cash flows from financing activities:
Borrowings on long-term debt	—	285,700	—	—	—	285,700
Payments on long-term debt	—	(195,700)	—	—	—	(195,700)
Borrowings related to financed insurance	—	—	5,041	—	—	5,041
Payments related to financed insurance	—	—	(13,860)	—	—	(13,860)
Payments of dividends to Parent	—	—	—	(821)	547	(274)
Net transfers from (to) Parent/subsidiary	134	(88,519)	92,069	(3,684)	—	—

Net cash provided (used in) by financing activities	134	1,481	83,250	(4,505)	547	80,907

Net increase in cash and cash equivalents	—	—	57,333	11,027	—	68,360
Cash and cash equivalents, beginning of period	—	—	45,724	24,481	—	70,205

Cash and cash equivalents, end of period	$—	$—	$103,057	$35,508	$—	$138,565

Note 13 —   Subsequent Events

We evaluated subsequent events that occurred after the period end date and determined the following items discussed below merited disclosure.

Operating Segment Change

In April 2013, the Company amended its organizational structure to improve efficiencies within existing businesses, capitalize on new opportunities, continue international growth and expand commercial business. The Company’s five consolidated operating and reporting segments, LOGCAP, Aviation, TIS, GLDS and Security Services were re-aligned into three reporting and operating segments DynAviation, DynLogistics and DynGlobal. DynAviation and DynLogistics will provide services domestically and in foreign countries under contracts with the U.S. government and foreign customers. DynGlobal will initially be solely focused on the expansion of opportunities within the commercial sector. Our segments will operate principally within a regulatory environment subject to governmental contracting and accounting requirements, including Federal Acquisition Regulations (“FAR”), Cost Accounting Standards (“CAS”) and audits by various U.S. federal agencies. The financial results will reflect the new organizational structure beginning with second quarter 2013.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our unaudited condensed consolidated financial condition and results of operations should be read in conjunction with the Delta Tucker Holdings, Inc. unaudited condensed consolidated financial statements, and the notes thereto, and other data contained elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis should also be read in conjunction with our audited consolidated financial statements, and notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2012. References to “Delta Tucker Holdings”, the “Company”, “we”, “our” or “us” refer to Delta Tucker Holdings, Inc. and its subsidiaries unless otherwise stated or indicated by context.

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

Reportable Segments

We have six operating and reportable segments which include the Logistics Civil Augmentation Program (“LOGCAP”) Group, Aviation (“Aviation”) Group, Training and Intelligence Solutions (“TIS”) Group, Global Logistics & Development Solutions (“GLDS”) Group, Security Services (“Security”) Group and the Global Linguist Solutions (“GLS”) Group. Our operating segment provides services domestically and in foreign countries under contracts with the U.S. government and foreign customers. All six segments operate principally within a regulatory environment subject to governmental contracting and accounting requirements, including Federal Acquisition Regulations, Cost Accounting Standards and audits by various U.S. federal agencies. A description of each of our reportable segments is discussed further below.

LOGCAP — This segment provides U.S. military operations and maintenance support. The LOGCAP segment operates under a single Indefinite Delivery, Indefinite Quantity (“IDIQ”) contract. Under LOGCAP, the U.S. Army contracts with us to perform selected services in theater to augment U.S. Army forces and to release military units for other missions or to fill U.S. Army resource shortfalls.

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

Training & Intelligence Solutions — This segment provides international policing and police training, judicial support, immigration support and base operations to a variety of international and national customers. Under this segment we also provide senior advisors and mentors to foreign governmental agencies to provide leadership, operations and training, intelligence, logistics and security capabilities. This includes the services we provide under key contracts such as the Afghanistan Ministry of Defense Program (“AMDP”), the Combined Security Transition Command Afghanistan (“CSTC-A”) and the Civilian Police (“CivPol”) programs. This segment also provides proprietary training courses, management consulting and discrete mission support services to the intelligence community and national security clients. As part of our proprietary training courses, we offer a highly specialized human intelligence (“HUMINT”) curriculum taught by cleared intelligence professionals to other intelligence, counterintelligence, special operations and law enforcement personnel.

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

Global Linguist Solutions — GLS is a joint venture between DynCorp International LLC and AECOM Technology Corporation’s National Security Programs unit in which we have a 51% ownership interest. GLS provides rapid recruitment, deployment and in-theatre management of interpreters and translators for a wide range of foreign languages in support of the U.S. Army, unified commands attached forces, combined forces and joint elements and other U.S. government agencies. GLS is currently one of six providers under the Defense Language Interpretation Translation Enterprise (“DLITE”) contract which has an estimated contract value of $9.7 billion. In January 2013, GLS was selected to manage the U.S. Army Central Command (“CENTCOM”) task order under the DLITE contract. The CENTCOM task order has one base year with three one year options and a total potential value of $88.4 million. See Note 10 to the Delta Tucker Holdings, Inc. unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion on GLS.

In April 2013, the Company amended its organizational structure to improve efficiencies within existing businesses, capitalize on new opportunities, continue international growth and expand commercial business. The Company’s five consolidated operating and reporting segments, LOGCAP, Aviation, TIS, GLDS and Security Services were re-aligned into three reporting and operating segments DynAviation, DynLogistics and DynGlobal. DynAviation and DynLogistics will provide services domestically and in foreign countries under contracts with the U.S. government and foreign customers. DynGlobal will initially be solely focused on the expansion of opportunities within the commercial sector. Our segments will operate principally within a regulatory environment subject to governmental contracting and accounting requirements, including Federal Acquisition Regulations (“FAR”), Cost Accounting Standards (“CAS”) and audits by various U.S. federal agencies. The financial results will reflect the new organizational structure beginning with second quarter 2013.

Current Operating Environment and Outlook

The following discussion is a supplement to and should be read in conjunction with the accompanying unaudited financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2012.

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

In August 2011, Congress enacted the Budget Control Act of 2011 (“BCA”). The BCA specified an immediate $917 billion of cuts over ten years, including $487 billion from defense spending. Additionally, the BCA established the Joint Select Committee on Deficit Reduction, or the “super committee”, to produce an additional deficit reduction of at least $1.5 trillion over the coming 10 years that was to be passed by December 23, 2011. If Congress failed to produce such a bill with at least $1.2 trillion in cuts, then this would trigger across-the-board cuts, through a “sequestration of appropriations” equally split between security and non-security programs.

This sequestration of appropriations was scheduled to begin in January 2013, but was delayed by two months through the American Taxpayer Relief Act of 2012. Sequestration was ultimately triggered on March 1, 2013. On March 21, 2013, Congress passed a modified Continuing Resolution (“CR”) that included a number of the negotiated fiscal year 2013 spending bills, including defense. The modified CR for the fiscal year 2013 defense appropriations bill will fund Operations and

Maintenance (“O&M”) at nearly the amount budgeted by the President, or approximately $230 billion in the base and OCO accounts, which will allow the military and the contractor and subcontractor community to continue their vital work in a timely manner. In addition, the bill provides the DoD with more flexibility, especially within the O&M accounts, and will assist with a better mandate of cuts. The modified CR allows funding and priorities within the fiscal year 2013 defense appropriations to abate the negative impacts of the forethought $1.5 trillion reduction and the challenges around the budget uncertainty may start to be mitigated over the next few months. Over the longer-term, recent statements by Congress and the Administration have generated some optimism that there is a renewed focus on addressing the underlying structural budget issues that have resulted in sequestration. These negotiations related to the budget are expected later in 2013.

Funding for our programs is dependent on annual budget and appropriation decisions, as well as geo-political and macroeconomic conditions, which are beyond our control. While there is uncertainty around these domestic and international factors, the final agreed upon appropriated funding levels for national security programs will remain historically high with plenty of opportunity to continue supporting our customers. In recent memos and guidance related to potential further reductions, Pentagon leadership has stated that it will protect programs and funding for warfighter related activities (i.e. OCO accounts). In addition to guidance protecting OCO activities, the President’s fiscal year 2013 defense budget request indicates that the weapon system acquisition and modernization programs will be most negatively impacted by budget reductions. We believe the Operations and Maintenance (“O&M”) budgets will remain relatively robust; however, the risk remains that O&M funds could be temporarily delayed as a first response by our customers in an effort to absorb sequestration. While this could adversely impact our business on a short term basis, we believe the following longer term industry trends are positive and will result in continued demand in our target markets for the types of services we provide:

•

Realignment of the military force structure, leading to increased outsourcing of non-combat functions, including life-cycle asset management functions ranging from organizational to depot-level maintenance;

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

In the Persian Gulf, Iran’s continued nuclear ambitions have resulted in unprecedented international sanctions against the regime and the bolstering of U.S. defense ties and presence throughout the region. We believe that base operations and support and maintenance capacity will be key enablers in this environment, and we are especially well positioned to provide these services to both U.S. forces and Allied nations. Finally, the re-balance to Asia reflects the increased importance of the Asia-Pacific regions, in both security and economic terms for the U.S. As the U.S. revitalizes and reinforces its presence in this vital region, we expect to see increased demand for base operations support, logistics support and capacity building, all of which we provide best in class.

The investments and acquisitions we have made over the past three years have been focused on aligning our business to address areas that have high growth potential, including intelligence training and rule of law development, as well as parallel and evolving customer requirements.

Notable Events for the Three Months Ended March 29, 2013

•

In January 2013, GLS was awarded a task order under the DLITE contract with the U.S. Army Intelligence and Security Command to provide linguists to support CENTCOM operations at several locations in the Middle East. The task order has one base year and three, one-year options and a total potential value of $88.4 million.

•

In February 2013, we were awarded a contract within our Aviation segment with the U.S. Army Aviation and Missile Life Cycle Management Command to provide aviation field and sustainment level maintenance services under the Army Field Maintenance contract throughout the Regional Aviation Sustainment Maintenance—West Region (“RASM-W). The hybrid firm-fixed-price, cost-plus-incentive-fee contract has one base year and four, one-year options and a total potential contract value of $388.5 million.

•

In March 2013, we were awarded a contract within our GLDS segment with the U.S. Army to provide training, deprocessing, fielding, general maintenance support and other services to military units in the U.S. and abroad. The fixed-price level of effort contract has one base year and two, one-year options and a total potential contract value of $35.3 million.

Contract Types

Our business generally is performed under fixed-price, time-and-materials or cost-reimbursement contracts. Each of these is described below.

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

A single contract may be performed under one or more of the contracts discussed above. Any of these three types of contracts may be executed under an IDIQ contract, which are often awarded to multiple contractors. An IDIQ contract does not represent a firm order for services. Our CFT and LOGCAP IV programs are two examples of IDIQ contracts. When a customer wishes to order services under an IDIQ contract, the customer issues a task order request for proposal to the contract awardees. The contract awardees then submit proposals to the customer and task orders are typically awarded under a best-value approach. However, many IDIQ contracts permit the customer to direct work to a particular contractor.

Our historical contract mix by type, as a percentage of revenue, is indicated in the table below.

	Three Months Ended
	March 29, 2013	March 30, 2012
Fixed-Price	21%	15%
Time-and-Materials	12%	11%
Cost-Reimbursement	67%	74%

Total	100%	100%

Cost-reimbursable type contracts typically perform at lower margins than other contract types but carry lower risk of loss. Because the LOGCAP IV contract is predominantly a cost-reimbursable type contract, we anticipate that our revenue from this contract will continue to represent a large portion of our business for the remainder of 2013.

Under many of our contracts, we may rely on subcontractors to perform all or a portion of the services we are obligated to provide to our customers. We use subcontractors primarily for specialized, technical labor and certain functions such as construction and catering. We also enter into subcontract arrangements to meet government requirements that certain categories of services be awarded to small businesses.

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

Firm funding for our contracts is usually made for one year at a time, with the remainder of the contract period consisting of a series of one-year options. As is the case with the base period of our U.S. government contracts, option periods are subject to the availability of funding for contract performance. Most of our U.S. government contracts allow the customer the option to extend the period of performance of a contract for a period of one or more years. The U.S. government is legally prohibited from ordering work under a contract in the absence of funding. Our historical experience has been that the government has typically funded the option periods associated with our contracts.

The following table sets forth our approximate backlog as of the dates indicated:

	As Of
(Amounts in millions)	March 29, 2013	December 31, 2012
Funded backlog	$1,566	$1,642
Unfunded backlog	3,373	3,636

Total	$4,939	$5,278

Total backlog as of March 29, 2013 was $4.9 billion, as compared to $5.3 billion as of December 31, 2012. The decrease in backlog was primarily due to revenue outpacing current orders for the three months ended March 29, 2013.

Results of Operations

Consolidated Three Months Ended March 29, 2013 compared to the Three Months Ended March 30, 2012

The following tables set forth our unaudited consolidated results of operations, both in dollars and as a percentage of revenue, for the three months ended March 29, 2013 and March 30, 2012:

	Three Months Ended
(Amounts in thousands)	March 29, 2013		March 30, 2012
Revenue	$932,108	100.0%	$1,047,066	100.0%
Cost of services	(845,125)	(90.7)%	(966,610)	(92.3)%
Selling, general and administrative expenses	(35,544)	(3.8)%	(38,151)	(3.6)%
Depreciation and amortization expense	(11,848)	(1.3)%	(12,560)	(1.2)%
Earnings from equity method investees	2,446	0.3%	210	—%

Operating income	42,037	4.5%	29,955	2.9%
Interest expense	(19,163)	(2.1)%	(21,690)	(2.1)%
Interest income	18	—%	38	—%
Other income, net	2,098	0.2%	3,373	0.3%

Income before income taxes	24,990	2.6%	11,676	1.1%
Provision for income taxes	(8,795)	(0.9)%	(4,797)	(0.5)%

Net income	16,195	1.7%	6,879	0.6%
Noncontrolling interests	(1,192)	(0.1)%	(1,304)	(0.1)%

Net income attributable to Delta Tucker Holdings, Inc.	$15,003	1.6%	$5,575	0.5%

Revenue — Revenue for the three months ended March 29, 2013 was $932.1 million, a decrease of $115.0 million, or 11.0%, compared to the three months ended March 30, 2012. The decrease was primarily driven by the reduction in revenue earned under our LOGCAP group, partially offset by the $61.3 million increase in revenue from the Aviation group resulting from the continued strength of new contract wins from 2012. See further discussion of our revenue results in the “Results by Segment” section below.

Cost of services — Cost of services are comprised of direct labor, direct material, overhead, subcontractors, travel, supplies and other miscellaneous costs. Cost of services for the three months ended March 29, 2013 was $845.1 million, a decrease of $121.5 million, or 12.6%, compared to the three months ended March 30, 2012. The decrease in Cost of services was relatively consistent with the reduction in revenue as well as our consolidated margin improvements resulting from the change in our overall contract mix. The overall change in contract mix drove the reduction in Cost of services as a percentage of revenue to 90.7% for the three months ended March 29, 2013 compared to 92.3% for the three months ended March 30, 2012. See further discussion of the impact of program margins in the “Results by Segment” section below.

Selling, general and administrative expenses (“SG&A”) — SG&A primarily relates to functions such as management, legal, financial accounting, contracts and administration, human resources, management information systems, purchasing, and business development. SG&A decreased by $2.6 million, or 6.8%, to $35.5 million during the three months ended March 29,

2013 compared to the three months ended March 30, 2012 primarily as a result of a reduction in legal fees associated with ongoing litigation, unallowable general advertising and costs incurred for professional services and other contract labor. SG&A as a percentage of revenue slightly increased to 3.8% for the three months ended March 29, 2013 from 3.6% for the three months ended March 30, 2012 primarily as a result of the reduction in revenue out pacing reductions in general and administrative costs in a manner consistent with the slow down in volume.

Depreciation and amortization — Depreciation and amortization during the three months ended March 29, 2013 was $11.8 million, a decrease of $0.7 million, or 5.7%, compared to the three months ended March 30, 2012. The decrease was primarily the result of the impairment of certain intangible assets within the TIS segment during the fourth quarter of the year ended December 31, 2012 partially offset by additional depreciation expense on fixed assets, including those acquired in conjunction with the acquisition of Heliworks, Inc. during the third quarter of the year ended December 31, 2012.

Earnings from equity method investees — Earnings from equity method investees include our proportionate share of the income of our equity method investees deemed to be operationally integral to our business, such as Partnership for Temporary Housing LLC (“PaTH”), Contingency Response Services LLC (“CRS”), Global Response Services LLC (“GRS”) and GLS. Earnings from operationally integral unconsolidated affiliates for the three months ended March 29, 2013 was $2.4 million, an increase of $2.2 million, or 1,064.8%, compared to the three months ended March 30, 2012 primarily as a result of equity method income recognized upon the receipt of a $2.6 million dividend distribution from GLS. As a result of impairment of our investment in GLS recorded during the year ended December 30, 2011, we no longer recognize any earnings related GLS until we receive cash through dividend distributions. See Note 10 to the Delta Tucker Holdings, Inc. unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion of GLS and our other equity method investees.

Interest expense — Interest expense for the three months ended March 29, 2013 was $19.2 million, a decrease of $2.5 million, or 11.7%, compared to the three months ended March 30, 2012. The decrease is the result of the reduction of the principal balance of our Term Loan as a result of principal prepayments of $90.0 million during the year ended December 31, 2012.

Other income, net — Other income, net consists primarily of our share of earnings from Babcock DynCorp Limited (“Babcock”), our unconsolidated joint venture that is not operationally integral to our business, as well as gains/losses from foreign currency. Other income, net during the three months ended March 29, 2013 was $2.1 million, a decrease of $1.3 million, or 37.8%, compared to the three months ended March 30, 2012 primarily as a result of a reduction in earnings from Babcock.

Income taxes — Our effective tax rate consists of federal and state statutory rates and certain permanent differences. The effective tax rate for the three months ended March 29, 2013 was 35.2%, as compared to 41.1% for the three months ended March 30, 2012. The decrease in the effective tax rate was primarily the result of the change in our deferred tax assets during the three months ended March 30, 2012 due to a discrete item noted during that period.

Results by Segment – Three Months Ended March 29, 2013 Compared to Three Months Ended March 30, 2012

The following tables set forth the revenue, both in dollars and as a percentage of our consolidated revenue, operating income and operating margin for our operating segments for the three months ended March 29, 2013 and March 30, 2012. The following amounts agree to our segment disclosures in Note 9 to the Delta Tucker Holdings, Inc. unaudited condensed consolidated financial statements included elsewhere in the Quarterly Report on Form 10-Q.

	Three Months Ended
	March 29, 2013		March 30, 2012
(Amounts in thousands)	Revenue	% of Total Revenue	Revenue	% of Total Revenue
LOGCAP	$362,723	38.3%	$478,046	45.1%
Aviation	367,677	38.8%	306,415	28.9%
Training & Intelligence Solutions	113,071	11.9%	156,598	14.8%
Global Logistics & Development Solutions	70,899	7.5%	79,143	7.5%
Security Services	20,364	2.1%	23,877	2.3%
GLS	13,411	1.4%	14,990	1.4%

Total segments	948,145	100.0%	1,059,069	100.0%
GLS deconsolidation (1)	(13,411)		(14,990)
Headquarters/eliminations (2)	(2,626)		2,987

Consolidated revenue	$932,108		$1,047,066

	Operating Income (Loss)	Profit Margin	Operating Income (Loss)	Profit Margin
LOGCAP	$10,581	2.9%	$16,918	3.5%
Aviation	32,761	8.9%	22,506	7.3%
Training & Intelligence Solutions	5,682	5.0%	4,947	3.2%
Global Logistics & Development Solutions	3,968	5.6%	5,312	6.7%
Security Services	(1,702)	(8.4)%	(6,634)	(27.8)%
GLS	1,402	10.5%	757	5.1%

Total segments	52,692	5.6%	43,806	4.1%
GLS deconsolidation (1)	(1,402)		(757)
Headquarters/eliminations (3)	(9,253)		(13,094)

Consolidated operating income	$42,037		$29,955

(1)	The Company deconsolidated GLS effective July 7, 2010.
(2)	Headquarters revenue primarily represents revenue earned on shared service arrangements for general and administrative services provided to unconsolidated joint ventures.
(3)	Headquarters operating expenses primarily relate to amortization of intangible assets and other costs that are not allocated to segments and are not billable to our U.S. government customers, partially offset by equity method investee income.

LOGCAP

Revenue of $362.7 million decreased $115.3 million, or 24.1%, for the three months ended March 29, 2013 compared to the three months ended March 30, 2012 primarily as a result of a reduction in manning, material and other direct cost requirements under the Afghanistan Area of Responsibility (“AOR”). This reduction in scope is consistent with our expectation of reduced volume resulting from the continued drawdown of troops in Afghanistan. Given the continual drawdown and uncertainty surrounding the defense and government contracting industry, we expect LOGCAP revenue could continue to decline over the remainder of the year ending December 31, 2013.

Operating income of $10.6 million decreased $6.3 million, or 37.5%, for the three months ended March 29, 2013 compared to operating income of $16.9 million for the three months ended March 30, 2012 primarily as a result of the reduction in volume discussed above. Operating income as a percentage of revenue decreased to 2.9% for the three months ended March 29, 2013 compared to 3.5% for three months ended March 30, 2012 primarily as a result of a favorable cumulative catch up adjustment to revenue during the three months ended March 30, 2012 to recognize award fee revenue at a rate higher than previously estimated for all eligible contract costs incurred throughout the respective period of performance. Margins on the LOGCAP IV program have stabilized as a result of the Afghanistan and Kuwait task orders being converted from a cost-plus-award-fee contract vehicle to a cost-plus-fixed-fee arrangement.

Aviation

Revenue of $367.7 million increased $61.3 million, or 20.0%, for the three months ended March 29, 2013 compared to the three months ended March 30, 2012. The change was primarily the result of operations under new programs including the National Aeronautics and Space Administration (“NASA”) Aircraft Maintenance Operational Support (“AMOS”), T-6 Contractor Operated and Maintained Base Supply (“T-6 COMBS”) and G222 programs as well as operations under new task orders awarded under the Contract Field Teams (“CFT”) program, including the Robins Air Force Base, TASM-E and 160th Special Operations Aviation Regiment—Airborne (“SOAR-A”) task orders. These increases were partially offset by a slight reduction in demand under the INL program.

Operating income of $32.8 million increased $10.3 million, or 45.6%, for the three months ended March 29, 2013 compared to the three months ended March 30, 2012 primarily as a result of the increases in volume discussed above as well as overall margin improvements resulting from operations under certain new programs, including the T-6 COMBS, G222 and Robins Air Force Base, performing at higher margins than the overall contract mix in the prior year. This change in contract mix also drove the increase in operating income as a percentage of revenue to 8.9% for the three months ended March 29, 2013 compared to 7.3% for the three months ended March 30, 2012.

Training and Intelligence Solutions

Revenue of $113.1 million decreased $43.5 million, or 27.8%, for the three months ended March 29, 2013 compared to the three months ended March 30, 2012 primarily as a result of a decline in scope of AMDP and the continued wind down of the CivPol task order in Iraq directly related to the shift of DoD/DoS priorities and the continued drawdown of troops in this region. These reductions were partially offset by an increase in vehicle deliveries under the Palestinian Security Sector task order under the CivPol contract.

Operating income of $5.7 million increased $0.7 million, or 14.9%, for the three months ended March 29, 2013 compared to the three months ended March 30, 2012 as a result of the increase in vehicle deliveries under the CivPol contract as discussed above as well as an increase in headcount under the NMEC 4 program, both of which also improved program margins as the vehicle and labor contract line items earn higher margins than the overall contract. These changes drove the increase in operating income as a percentage of revenue to 5.0% for the three months ended March 29, 2013 compared to 3.2% for three months ended March 30, 2012.

Global Logistics & Development Solutions

Revenue of $70.9 million decreased $8.2 million, or 10.4%, for the three months ended March 29, 2013 compared to the three months ended March 30, 2012 primarily as a result of a reduction in the level of effort on the Navistar Defense and Oshkosh Defense programs as well as the completion of the Weapons Removal and Abatement (“WRA”) contract and certain task orders under the Africa Peacekeeping program in the Republic of Liberia and the Republic of Djibouti. These reductions were partially offset by operations under the Egyptian Personnel Support Services (“EPSS”) contract, which began in May 2012, as well as base support services provided under new contracts in the Republic of Honduras and the Democratic Republic of Timor-Leste.

Operating income of $4.0 million decreased $1.3 million, or 25.3%, for the three months ended March 29, 2013 compared to the three months ended March 30, 2012 primarily as a result of lower volume on the Oshkosh Defense program partially offset by operations under the new EPSS contract and the collection of the remainder of our Request for Equitable Adjustment (“REA”) related to the Africa Peacekeeping Security Sector Transformation (“APK-SST”) task order in the Republic of the Sudan. These changes also drove the decrease in operating income as a percentage of revenue to 5.6% for the three months ended March 29, 2013 from 6.7% for the three months ended March 30, 2012.

Security Services

Revenue of $20.4 million decreased $3.5 million, or 14.7%, for the three months ended March 29, 2013 compared to the three months ended March 30, 2012 primarily as a result of a customer driven reduction in scope on the Worldwide Protective Services (“WPS”) program partially offset by growth under the Bondsteel contract as this program was fully operational during the three months ended March 29, 2013 relative to being in ramp up during the three months ended March 30, 2012.

An operating loss of $1.7 million was recognized for the three months ended March 29, 2013, an improvement of $4.9 million, or 74.3%, from the operating loss of $6.6 million recognized for the three months ended March 30, 2012, the period in which forward operating losses were recognized on the Bondsteel and WPS contracts. The operating loss recognized for the three months ended March 29, 2013 primarily consists of general and administrative period costs that were unabsorbed by the operations for the three months ended resulting from the de-scoping of work being performed on the largest contract in the segment which is thereby driving lower margins on the contract within this segment.

GLS

Revenue of $13.4 million decreased $1.6 million, or 10.5%, for the three months ended March 29, 2013 compared to the three months ended March 30, 2012 primarily as a result of the continued wind down of the INSCOM contract consistent with the decline in U.S. troop levels in Iraq partially offset by operations under CENTCOM task order under the DLITE contract, which was awarded to GLS and was in ramp up during the three months ended March 29, 2013.

Operating income of $1.4 million increased $0.6 million, or 85.2%, for the three months ended March 29, 2013 compared to the three months ended March 30, 2012 primarily as a result of the ramp up of operations under the CENTCOM task order of the DLITE contract, which operates at higher margins relative to operations under the INSCOM contract. This change also drove the increase in operating income as a percentage of revenue to 10.5% for the three months ended March 29, 2013 from 5.1% for the three months ended March 30, 2012.

Liquidity and Capital Resources

Cash generated by operations and borrowings available under our senior secured credit facility (“Senior Credit Facility”) are our primary sources of short-term liquidity (refer to Note 7 to the Delta Tucker Holdings, Inc. unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more detail). We believe our cash flow from operations and our available borrowings will be adequate to meet our liquidity needs for the next twelve months. However, access to our Revolver is dependent upon our meeting financial and non-financial covenants, summarized below, and our cash flow from operations is heavily dependent upon billing and collection of our accounts receivable and we have seen an increase in the days to receive customer payments so far in 2013. Significant changes, such as CR or any other limitations in collections or loss of our ability to access our revolver, could materially negatively impact liquidity and our ability to fund our working capital needs. Our primary use of short-term liquidity includes debt service and working capital needs sufficient to pay for materials, labor, services or subcontractors prior to receiving payments from our customers. There can be no assurance that sufficient capital will continue to be available in the future or that it will be available at terms acceptable to us. Failure to meet covenant obligations could result in elimination of access to our Senior Credit Facility, which would materially affect our future expansion strategies and our ability to meet our operational obligations. Although we operate internationally, virtually all of our cash is held by either U.S. entities or by foreign entities, which are structured as pass through entities. As a result, we do not have significant risk associated with our ability to repatriate cash.

Management believes Days Sales Outstanding (“DSO”) is an appropriate way to measure our billing and collections effectiveness. DSO measures the efficiency in collecting our receivables as of the period end date and is calculated based on average daily revenue for the most recent quarter and accounts receivable, net of customer advances, as of the balance sheet date. DSO was 79 days and 69 days as of March 29, 2013 and December 31, 2012, respectively. The increase in DSO was primarily driven by longer payment cycles by our customer.

We expect our cash position to increase throughout the remainder of the year ending December 31, 2013 as we continue to focus on working capital management and growth in our business. We expect cash to continue to be impacted by interest payments on the Senior Credit Facility and the Senior Unsecured Notes and could continue to be impacted by customer payment cycles. Interest payments throughout the year ending December 31, 2013 are expected to be lower relative to the year ended December 31, 2012 as a result of the $90.0 million in principal payments made during 2012.

Cash Flow Analysis

	Three Months Ended
(Amounts in thousands)	March 29, 2013	March 30, 2012
Net cash used in operating activities	$(73,491)	$(9,952)
Net cash used in investing activities	(1,633)	(2,595)
Net cash provided by financing activities	23,978	80,907

Cash Flows

Cash used in operating activities during the three months ended March 29, 2013 was $73.5 million as compared to cash used in operating activities of $10.0 million during the three months ended March 30, 2012. Cash used in operations for the three months ended March 29, 2013 was primarily the due to the increase in working capital requirements resulting from the slow down in collections of our accounts receivables as well as cash expended to reduce accounts payable partially offset by the utilization of prepaid expenses. Cash used in operating activities during the three months ended March 30, 2012 was primarily due to an increase in working capital resulting from the growth in revenue out pacing our accounts receivables collections partially offset by the release of restricted cash and the utilization of prepaid expenses.

Cash used in investing activities during the three months ended March 29, 2013 was $1.6 million as compared to cash used in investing activities during the three months ended March 30, 2012 of $2.6 million. Cash used in investing activities during the three months ended March 29, 2013 was due to the purchase of fixed assets and software. Cash used in investing activities during the three months ended March 30, 2012 was primarily the result of fixed asset purchases and capital contributions to the PaTH and Mission Readiness joint ventures.

Cash provided by financing activities during the three months ended March 29, 2013 was $24.0 million compared to $80.9 million of cash provided by financing activities during the three months ended March 30, 2012. Cash provided by financing activities during the three months ended March 29, 2013 was primarily the result of amounts borrowed under our Revolver partially offset by payments related to financed insurance. Cash provided by financing activities during the three months ended March 30, 2012 was primarily the result of $90.0 million of borrowings under our Revolver to provide additional liquidity as we completed our financial statements.

Financing

As of March 29, 2013, our debt was comprised of (i) $455.0 million of a Term Loan principal associated with our Senior Credit Facility and (ii) $327.3 million of Senior Unsecured Notes. We also had Revolver borrowings during the three months ended March 29, 2013 with the maximum amount borrowed of $41.2 million. These borrowings were for working capital requirements resulting primarily from the timing of customer collections, vendor disbursements. As of March 29, 2013 we had $41.2 million outstanding revolver borrowings. As of December 31, 2012, we had no outstanding revolver borrowings. As of March 29, 2013 and December 31, 2012, the additional available borrowing capacity under the Senior Credit Facility was approximately $70.9 million and $111.7 million, respectively, which gives effect to $41.2 million in outstanding revolver borrowing and $37.9 million in letters of credit as of March 29, 2013 and $38.3 million in letters of credit as of December 31, 2012.

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

We incur quarterly interest payments on both the Term Loan and the Revolver comprised of (i) Revolver borrowings, (ii) letter of credit commitments and (iii) unused commitment fees. See Note 7 to the Delta Tucker Holdings, Inc. unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information related to the Senior Credit Facility.

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

In addition to the Senior Credit Facility and Senior Unsecured Notes, $0.6 million of our pre-merger 9.5% senior subordinated notes remained outstanding as of December 31, 2012. The pre-merger notes matured and were paid in full on February 15, 2013.

The weighted-average interest rate as of March 29, 2013 for our debt was 8.5%, excluding the impact of deferred financing fees. There were no interest rate hedges in place during the three months ended March 29, 2013.

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

In addition, the Senior Credit Facility stipulates a maximum total leverage ratio, as defined in the Senior Credit Facility, and minimum interest coverage ratio, as defined in the Senior Credit Facility, that we must maintain. As of March 29, 2013, we were in compliance with our financial covenants.

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

The interest coverage ratio is the ratio of Consolidated EBITDA to Consolidated Interest Expense, as defined in the Senior Credit Facility. The interest coverage ratio must not be less than 2.0 to 1.0 through the period ending June 27, 2014, after which, the minimum total interest coverage ratio increases quarterly or semi-annually thereafter.

In the event we fail to comply with the covenants specified in the Senior Credit Facility and the Indenture governing our Senior Unsecured Notes, we may be in default. As of March 29, 2013 and December 31, 2012, the Company was in compliance with all of its debt agreements.

Non-GAAP Measures

We define EBITDA as Generally Accepted Accounting Principles (“GAAP”) net income attributable to Delta Tucker Holdings, Inc. adjusted for interest expense, taxes and depreciation and amortization. Adjusted EBITDA is calculated by adjusting EBITDA for the items described in the table below. We use EBITDA and Adjusted EBITDA as supplemental measures in the evaluation of our business and believe that EBITDA and Adjusted EBITDA provide a meaningful measure of operational performance on a consolidated basis because it eliminates the effects of period to period changes in taxes, costs associated with capital investments and interest expense and is consistent with one of the measures we use to evaluate management’s performance for incentive compensation. In addition, Adjusted EBITDA as presented in the table below corresponds to the definition of Consolidated EBITDA used in the Senior Secured Credit Facilities and the definition of EBITDA used in the Indenture governing the Senior Unsecured Notes to test the permissibility of certain types of transactions, including debt incurrence. Neither EBITDA nor Adjusted EBITDA is a financial measure calculated in accordance with GAAP. Accordingly, they should not be considered in isolation or as substitutes for net income attributable to Delta Tucker Holdings, Inc. or other financial measures prepared in accordance with GAAP.

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

Unaudited Adjusted EBITDA

The following table provides a reconciliation of net income attributable to Delta Tucker Holdings, Inc. and EBITDA and Adjusted EBITDA for the periods included below:

	Three Months Ended
(Amounts in thousands)	March 29, 2013	March 30, 2012
Net income attributable to Delta Tucker Holdings, Inc.	$15,003	$5,575
Provision for income taxes	8,795	4,797
Interest expense, net of interest income	19,145	21,652
Depreciation and amortization (1)	12,289	12,956

EBITDA	55,232	44,980
Non-recurring or unusual gains or losses or income or expenses and non-cash impairments (2)	551	215
Changes due to fluctuation in foreign exchange rates	(138)	80
Earnings from affiliates not received in cash	(1,944)	(3,101)
Employee non-cash compensation, severance, and retention expense	88	924
Management fees (3)	474	177
Acquisition accounting and Merger-related items (4)	(869)	(1,851)
Other	(95)	(42)

Adjusted EBITDA	$53,299	$41,382

(1)	Amount includes certain depreciation and amortization amounts which are classified as Cost of services in our Unaudited Condensed Consolidated Statements of Operations.
(2)	Includes certain unusual income and expense items, as defined in the Indenture and Senior Credit Facility.
(3)	Amount includes management fees paid to Cerberus Operations and Advisory Company.
(4)	Includes the amortization of intangibles arising pursuant to ASC 805—Business Combination.

Off Balance Sheet Arrangements

The Company did not have any material off-balance sheet arrangements subsequent to the filing of our consolidated financial statements in our Annual Report on Form 10-K as defined under SEC rules.

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

For a discussion of our critical accounting policies and estimates, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to the Delta Tucker Holdings, Inc. consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Any material changes to our accounting policies and estimates from those described in our Annual Report on Form 10-K for the year ended December 31, 2012 are further discussed in Note 1 to the Delta Tucker Holdings, Inc. unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Accounting Developments

In February 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-02—Comprehensive Income that requires new disclosure requirements for items reclassified out of accumulated other comprehensive income (“AOCI”). We adopted ASU 2013-02 as of March 29, 2013. The adoption of this ASU did not have a material effect on our consolidated financial position or results of operations. See Note 1 to the Delta Tucker Holdings, Inc. unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There has been no significant change in our exposure to market risk during the three months ended March 29, 2013. For discussion of our exposure to market risk, refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

ITEM 1A. RISK FACTORS.

There have been no material changes in risk factors from those described in “Risk Factors” disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Date: May 13, 2013	DELTA TUCKER HOLDINGS, INC.

/s/ William T. Kansky

William T. Kansky
Senior Vice President and Chief Financial Officer