Form 10-Q
period 2013-06-28
Delta Tucker Holdings, Inc.
filed 2013-08-09
CIK 1514226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2013
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☐    No  ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes   ☑     No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☑
As of August 9, 2013, the registrant had 100 shares of its Class A common stock outstanding.

Delta Tucker Holdings, Inc.

Disclosure Regarding Forward-Looking Information
This Quarterly Report on Form 10-Q contains various forward-looking statements regarding future events and our future results that are subject to the safe harbors created by the Private Securities Litigation Reform Act of 1995 under the Securities Act of 1933 (the "Securities Act") and the Securities Exchange Act of 1934 (the "Exchange Act"). Without limiting the foregoing, the words "believes," "thinks," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. Forward-looking statements involve risks and uncertainties. Statements regarding the amount of our backlog and estimated total contract values are other examples of forward-looking statements. We caution that these statements are further qualified by important economic, competitive, governmental, international and technological factors that could cause our business, strategy, projections or actual results or events to differ materially, or otherwise, from those in the forward-looking statements. These factors, risks and uncertainties include, among others, the following:

•	the future impact of mergers, acquisitions, divestitures, joint ventures or teaming agreements;

•	our substantial level of indebtedness and changes in availability of capital and cost of capital;

•	the outcome of any material litigation, government investigation, audit or other regulatory matters;

•	restatement of our financial statements causing covenant violation and/or credit ratings to be downgraded;

•
policy and/or spending changes implemented by the Obama Administration, any subsequent administration or Congress, including extending the Continuing Resolution ("CR") that the United States ("U.S.") Department of Defense ("DoD") is currently operating under;

•	termination or modification of key U.S. government or commercial contracts, including subcontracts;

•
changes in the demand for services that we provide or work awarded under our contracts, including without limitation, the International Narcotics and Law ("INL") Enforcement, Contract Field Teams ("CFT") and Logistics Civil Augmentation Program ("LOGCAP IV") contracts;

•	changes in the demand for services provided by our joint venture partners;

•	pursuit of new commercial business in the U.S. and abroad;

•	activities of competitors and the outcome of bid protests;

•	changes in significant operating expenses;

•	impact of lower than expected win rates for new business;

•	general political, economic, regulatory and business conditions in the U.S. or in other countries in which we operate;

•	acts of war or terrorist activities, including cyber security threats;

•	variations in performance of financial markets;

•	the inherent difficulties of estimating future contract revenue and changes in anticipated revenue from indefinite delivery, indefinite quantity ("IDIQ") contracts;

•	the timing or magnitude of any award fee granted under our government contracts;

•	changes in expected percentages of future revenue represented by fixed-price and time-and-materials contracts, including increased competition with respect to task orders subject to such contracts;

•	decline in the estimated fair value of a reporting unit resulting in a goodwill impairment and a related non-cash impairment charged against earnings;

•	changes in underlying assumptions, circumstances or estimates may have a material adverse effect upon the profitability of one or more contracts and our performance;

•	changes in our tax provisions or exposure to additional income tax liabilities that could affect our profitability and cash flows;

•	termination or modification of key subcontractor performance or delivery; and

•
statements covering our business strategy, those described in "Item 1A. Risk Factors" of this Quarterly Report and under "Item 1A. Risk Factors" in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission ("SEC") on March 27, 2013 and other risks detailed from time to time in our reports filed with SEC.

Accordingly, such forward-looking statements do not purport to be predictions of future events or circumstances and therefore, there can be no assurance that any forward-looking statements contained herein will prove to be accurate. We assume no obligation to update the forward-looking statements.

Calendar Year
We report the results of our operations using a basis where each quarterly period ends on the last Friday of the calendar quarter, except for the fourth quarter of the fiscal year, which ends on December 31. Included in this Quarterly Report are our unaudited condensed consolidated statements of operations and comprehensive income for the three and six months ended June 28, 2013 and June 29, 2012, the related statements of equity and cash flows for the six months ended June 28, 2013 and June 29, 2012 and the unaudited condensed consolidated balance sheets as of June 28, 2013 and December 31, 2012.

PART I. FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS.

Delta Tucker Holdings, Inc.
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
(Amounts in thousands)	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Revenue	$876,522	$961,089	$1,808,630	$2,008,155
Cost of services	(794,573)	(873,091)	(1,639,699)	(1,839,701)
Selling, general and administrative expenses	(34,148)	(38,324)	(69,692)	(76,475)
Depreciation and amortization expense	(12,274)	(12,659)	(24,121)	(25,219)
Earnings from equity method investees	927	13	3,373	223
Operating income	36,454	37,028	78,491	66,983
Interest expense	(19,838)	(21,736)	(39,001)	(43,427)
Loss on early extinguishment of debt	—	(783)	—	(783)
Interest income	28	35	46	73
Other (expense) income, net	(2,557)	1,326	(460)	4,700
Income before income taxes	14,087	15,870	39,076	27,546
Provision for income taxes	(4,588)	(5,555)	(13,384)	(10,351)
Net income	9,499	10,315	25,692	17,195
Noncontrolling interests	(1,157)	(1,324)	(2,349)	(2,629)
Net income attributable to Delta Tucker Holdings, Inc.	$8,342	$8,991	$23,343	$14,566
See notes to unaudited condensed consolidated financial statements

Delta Tucker Holdings, Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
(Amounts in thousands)	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Net income	$9,499	$10,315	$25,692	$17,195
Other comprehensive loss:
Currency translation adjustment	(43)	(345)	(454)	(149)
Other comprehensive loss, before tax	(43)	(345)	(454)	(149)
Income tax benefit related to items of other comprehensive loss	15	113	163	52
Other comprehensive loss	(28)	(232)	(291)	(97)
Comprehensive income	9,471	10,083	25,401	17,098
Comprehensive income attributable to noncontrolling interests	(1,157)	(1,324)	(2,349)	(2,629)
Comprehensive income attributable to Delta Tucker Holdings, Inc.	$8,314	$8,759	$23,052	$14,469

See notes to unaudited condensed consolidated financial statements

Delta Tucker Holdings, Inc.
Unaudited Condensed Consolidated Balance Sheets

	As of
(Amounts in thousands, except share data)	June 28, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$135,849	$118,775
Restricted cash	1,659	1,659
Accounts receivable, net of allowances of $2,425 and $1,481, respectively	740,512	780,613
Prepaid expenses and other current assets	73,234	79,223
Total current assets	951,254	980,270
Property and equipment, net	24,143	26,207
Goodwill	604,052	604,052
Tradenames, net	43,555	43,643
Other intangibles, net	247,302	266,534
Other assets, net	45,432	50,010
Total assets	$1,915,738	$1,970,716
LIABILITIES
Current liabilities:
Current portion of long-term debt	$—	$637
Accounts payable	235,512	287,350
Accrued payroll and employee costs	145,019	127,811
Deferred income taxes	53,397	59,032
Accrued liabilities	159,098	202,463
Income taxes payable	8,324	4,071
Total current liabilities	601,350	681,364
Long-term debt, less current portion	782,272	782,272
Long-term deferred taxes	58,085	50,303
Other long-term liabilities	6,938	11,023
Total liabilities	1,448,645	1,524,962
EQUITY
Common stock, $0.01 par value – 1,000 shares authorized and 100 shares issued and outstanding at June 28, 2013 and December 31, 2012, respectively.	—	—
Additional paid-in capital	549,478	549,322
Accumulated deficit	(88,520)	(111,863)
Accumulated other comprehensive (loss) income	(208)	83
Total equity attributable to Delta Tucker Holdings, Inc.	460,750	437,542
Noncontrolling interests	6,343	8,212
Total equity	467,093	445,754
Total liabilities and equity	$1,915,738	$1,970,716
See notes to unaudited condensed consolidated financial statements

Delta Tucker Holdings, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended
(Amounts in thousands)	June 28, 2013	June 29, 2012
Cash flows from operating activities
Net income	$25,692	$17,195
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,998	26,040
Loss on early extinguishment of debt	—	783
Amortization of deferred loan costs	3,533	3,891
Earnings from equity method investees	(2,385)	(4,100)
Distributions from affiliates	3,063	1,733
Deferred income taxes	2,147	8,282
Other	(776)	(3,421)
Changes in assets and liabilities:
Restricted cash	—	9,114
Accounts receivable	38,935	(55,104)
Prepaid expenses and other current assets	13,242	20,891
Accounts payable and accrued liabilities	(54,408)	24,956
Income taxes payable	(3,130)	2,497
Net cash provided by operating activities	50,911	52,757
Cash flows from investing activities
Purchase of property and equipment	(1,220)	(2,227)
Proceeds from sale of property, plant and equipment	167	8
Purchase of software	(2,557)	(1,095)
Return of capital from equity method investees	769	5,600
Contributions to equity method investees	—	(1,479)
Net cash (used in) provided by investing activities	(2,841)	807
Cash flows from financing activities
Borrowings on long-term debt	317,600	293,200
Payments on long-term debt	(318,237)	(323,200)
Payment of deferred financing costs	(2,139)	—
Borrowings related to financed insurance	1,063	5,041
Payments related to financed insurance	(26,471)	(20,955)
Payment of dividends to noncontrolling interests	(2,812)	(274)
Net cash used in financing activities	(30,996)	(46,188)
Net increase in cash and cash equivalents	17,074	7,376
Cash and cash equivalents, beginning of period	118,775	70,205
Cash and cash equivalents, end of period	$135,849	$77,581

Income tax paid/(received), net	$6,916	$(476)
Interest paid	$35,844	$38,776
See notes to unaudited condensed consolidated financial statements

Delta Tucker Holdings, Inc.
Unaudited Condensed Consolidated Statements of Equity

(Amounts in thousands)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity Attributable to Delta Tucker Holdings, Inc.	Noncontrolling Interest	Total Equity
Balance at December 30, 2011 As Restated	—	$—	$550,951	$(102,926)	$(59)	$447,966	$5,186	$453,152
Comprehensive income attributable to Delta Tucker Holdings, Inc.			—	14,566	(97)	14,469	—	14,469
Noncontrolling interests			—	—	—	—	2,629	2,629
DIFZ financing, net of tax			208	—	—	208	—	208
Distribution to affiliates of Parent			(1,998)	—	—	(1,998)	696	(1,302)
Dividends declared to noncontrolling interests			—	—	—	—	(2,098)	(2,098)
Balance at June 29, 2012	—	$—	$549,161	$(88,360)	$(156)	$460,645	$6,413	$467,058

(Amounts in thousands)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity Attributable to Delta Tucker Holdings, Inc.	Noncontrolling Interest	Total Equity
Balance at December 31, 2012	—	$—	$549,322	$(111,863)	$83	$437,542	$8,212	$445,754
Comprehensive income attributable to Delta Tucker Holdings, Inc.			—	23,343	(291)	23,052	—	23,052
Noncontrolling interests			—	—	—	—	2,349	2,349
DIFZ financing, net of tax			156	—	—	156	—	156
Distribution to affiliates of Parent			—	—	—	—	—	—
Dividends declared to noncontrolling interests	—	—	—	—	—	—	(4,218)	(4,218)
Balance at June 28, 2013	—	$—	$549,478	$(88,520)	$(208)	$460,750	$6,343	$467,093
See notes to unaudited condensed consolidated financial statements

Delta Tucker Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 — Basis of Presentation and Accounting Policies
Basis of Presentation
Delta Tucker Holdings, Inc. ("Holdings"), the parent of DynCorp International Inc., through its subsidiaries (together, "the Company"), provides defense and technical services and government outsourced solutions primarily to U.S. government agencies domestically and internationally. The Company was incorporated in the state of Delaware on April 1, 2010. Primary customers include the U.S. Department of Defense ("DoD"), the U.S. Department of State ("DoS") and other government agencies, including foreign governments and commercial customers. Unless the context otherwise indicates, references herein to "we," "our," "us," or "the Company" refer to Delta Tucker Holdings, Inc. and our consolidated subsidiaries.
The unaudited condensed consolidated financial statements include the accounts of the Company and our domestic and foreign subsidiaries. These unaudited condensed consolidated financial statements have been prepared pursuant to accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.
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
In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to fairly present our financial position as of June 28, 2013 and December 31, 2012, the results of operations and statements of comprehensive income for the three and six months ended June 28, 2013 and June 29, 2012 and the statements of equity and cash flows for the six months ended June 28, 2013 and June 29, 2012 have been included. The results of operations and the statements of comprehensive income for the three and six months ended June 28, 2013 and June 29, 2012 and the statements of equity and cash flows for the six months ended June 28, 2013 and June 29, 2012 are not necessarily indicative of the results to be expected for the full calendar year or for any future periods. We use estimates and assumptions required for preparation of the financial statements. The estimates are primarily based on historical experience and business knowledge and are revised as circumstances change. Our actual results may differ from these estimates.
Restatement
As disclosed in Note 1, Significant Accounting Policies and Accounting Developments in our Annual Report on Form 10-K for the year ended December 31, 2012, the Company restated its consolidated financial statements for the fiscal year ended December 30, 2011 and for the period from April 1, 2010 (inception) through December 31, 2010. The balances presented in the accompanying unaudited condensed consolidated Statement of Equity as of December 30, 2011 have been restated. Refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2012 for further discussion.
Principles of Consolidation
The consolidated financial statements include the accounts of both our domestic and foreign subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The Company has investments in joint ventures that are variable interest entities ("VIEs"). The VIE investments are accounted for in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 810 — Consolidation. In cases where the Company has (i) the power to direct the activities of the VIE that most significantly impact its economic performance and (ii) the obligation to absorb losses of the VIE that could potentially be significant or the right to receive benefits from the entity that could potentially be significant to the VIE, the Company consolidates the entity. Alternatively, in cases where all of the aforementioned criteria are not met, the investment is accounted for under the equity method.
We classify our equity method investees in two distinct groups based on management’s day-to-day involvement in the operations of each entity and the nature of each joint venture’s business. If the joint venture is deemed to be an extension of one of our segments and operationally integral to the business, our share of the joint venture’s earnings is reported within operating income in Earnings from equity method investees in the consolidated statement of operations. If the Company considers our involvement less significant, the share of the joint venture’s net earnings is reported in Other income, net in the consolidated statement of operations.

Noncontrolling interests
We record the impact of our partners' interest in less than wholly owned consolidated VIEs as noncontrolling interests. Currently, DynCorp International FZ-LLC ("DIFZ") is our only consolidated VIE for which we do not own 100% of the entity. We hold 25% ownership interest in DIFZ. We continue to consolidate DIFZ as we still exercise power over activities that significantly impact DIFZ’s economic performance and have the obligation to absorb losses or receive benefits of DIFZ that could potentially be significant to DIFZ. Noncontrolling interests is presented on the face of the statement of operations as an increase or reduction in arriving at net income attributable to Delta Tucker Holdings, Inc. Noncontrolling interests on the balance sheet is located in the equity section. See Note 10 for further information regarding DIFZ.
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
The following table presents the aggregate gross favorable and unfavorable adjustments to income before income taxes resulting from changes in estimates for the three and six months ended June 28, 2013 and June 29, 2012.

	Three Months Ended		Six Months Ended
(Amounts in millions)	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Gross favorable adjustments	$13.0	$6.8	$25.3	$15.0
Gross unfavorable adjustments	(11.8)	(3.4)	(20.9)	(5.6)
Net adjustments	$1.2	$3.4	$4.4	$9.4
Accounting Policies
There have been no material changes to our significant accounting policies from those described in our Annual Report on Form 10-K for the year ended December 31, 2012 except for the adoption of ASU No. 2013-02 - Comprehensive Income as discussed below.
Accounting Developments
Pronouncements Implemented
In February 2013, the FASB issued Accounting Standards Update ("ASU") No. 2013-02 - Comprehensive Income that requires new disclosure requirements for items reclassified out of accumulated other comprehensive income ("AOCI"), including: (i) changes in AOCI balances by component and (ii) significant items reclassified out of AOCI. The new disclosure requirements are effective for fiscal years and interim periods beginning after December 15, 2012. We adopted ASU No. 2013-02 as of March 29, 2013. The adoption of this ASU has not had any impact on the Company's financial statements as the Company has not had any reclassifications from accumulated other comprehensive income to net income. Other comprehensive income in each period is comprised solely of foreign currency translation adjustments.

Note 2 — Composition of Certain Financial Statement Captions
The following tables present financial information of certain consolidated balance sheet captions.
Prepaid expenses and other current assets — Prepaid expenses and other current assets were:

	As Of
(Amounts in thousands)	June 28, 2013	December 31, 2012
Prepaid expenses	$21,081	$40,474
Prepaid income taxes	8,159	376
Inventories	26,237	16,330
Aircraft parts inventory held on consignment	2,552	2,676
Work-in-process inventory	2,563	9,371
Joint venture receivables	2,262	1,248
Favorable contracts	101	426
Other current assets	10,279	8,322
Total prepaid expenses and other current assets	$73,234	$79,223
Prepaid expenses include prepaid insurance, prepaid vendor deposits, and prepaid rent, none of which individually exceed 5% of current assets.
Included in inventory as of June 28, 2013 and December 31, 2012, are seven helicopters, valued at $8.2 million, which were not deployed on existing programs. Aircraft parts inventory held on consignment includes $2.6 million and $2.7 million in inventory related to our former Life Cycle Support Services ("LCCS") Navy contract as of June 28, 2013 and December 31, 2012, respectively. Work-in-process inventory includes equipment for vehicle modifications and other deferred costs related to certain contracts. We value our inventory at lower of cost or market.
Property and equipment, net — Property and equipment, net were:

	As Of
(Amounts in thousands)	June 28, 2013	December 31, 2012
Helicopters	$11,563	$11,497
Computers and other equipment	13,164	13,045
Leasehold improvements	10,490	10,026
Office furniture and fixtures	4,935	4,877
Gross property and equipment	40,152	39,445
Less accumulated depreciation	(16,009)	(13,238)
Total property and equipment, net	$24,143	$26,207
Depreciation expense, including certain depreciation amounts classified as Cost of services, was $1.5 million and $3.0 million during the three and six months ended June 28, 2013, respectively. Depreciation expense, including certain depreciation amounts classified as Cost of services, was $1.5 million and $2.9 million during the three and six months ended June 29, 2012, respectively.
Other assets, net — Other assets, net were:

	As Of
(Amounts in thousands)	June 28, 2013	December 31, 2012
Deferred financing costs, net	$21,523	$22,918
Investment in affiliates	18,210	20,348
Palm promissory notes, long-term portion	3,189	4,037
Other	2,510	2,707
Total other assets, net	$45,432	$50,010
Deferred financing costs are amortized through interest expense. Amortization related to deferred financing costs was $1.6 million and $3.5 million during the three and six months ended June 28, 2013, respectively. Amortization related to deferred financing costs was $1.9 million and $3.9 million during the three and six months ended June 29, 2012, respectively.

Deferred financing costs were increased during the three months ended June 28, 2013 as a result of the debt amendment entered into on June 19, 2013 in which the amount of the revolving credit commitment was increased from $150.0 million to $181.0 million. See Note 7 Debt for further discussion of the Amendment. Deferred financing costs for the six months ended June 29, 2012 were reduced by $0.8 million related to the pro rata write–off of deferred financing costs to loss on early extinguishment of debt as a result of $30.0 million in principal prepayments made on the term loan facility during the six months ended June 29, 2012. See Note 7 for further discussion of our debt.
Accrued payroll and employee costs — Accrued payroll and employee costs were:

	As Of
(Amounts in thousands)	June 28, 2013	December 31, 2012
Wages, compensation and other benefits	$119,726	$105,293
Accrued vacation	24,470	21,484
Accrued contributions to employee benefit plans	823	1,034
Total accrued payroll and employee costs	$145,019	$127,811
Accrued liabilities — Accrued liabilities were:

	As Of
(Amounts in thousands)	June 28, 2013	December 31, 2012
Customer liabilities	$32,948	$39,954
Accrued insurance	52,718	62,670
Accrued interest	24,222	24,847
Unrecognized tax benefit	8,980	—
Unfavorable contract liability	2,286	4,572
Contract losses	10,348	9,948
Legal matters	4,586	12,772
Subcontractor retention	6,314	8,448
Financed insurance	1,058	26,466
Other	15,638	12,786
Total accrued liabilities	$159,098	$202,463
Customer liabilities are primarily due to amounts received from customers in excess of revenue recognized. Other is comprised of accrued rent and workers' compensation related claims and other balances that are not individually material to the consolidated financial statements. Legal matters include reserves related to various lawsuits and claims that arise in the normal course of business. See Note 8 for further discussion.
Other long-term liabilities — Other long-term liabilities were:

	As Of
(Amounts in thousands)	June 28, 2013	December 31, 2012
Unrecognized tax benefit, net	$—	$3,293
Unfavorable lease accrual	2,737	4,504
Other	4,201	3,226
Total other long-term liabilities	$6,938	$11,023

Note 3 — Goodwill and Other Intangible Assets
In April 2013, the Company amended its organizational structure to improve efficiencies within existing businesses, capitalize on new opportunities and continue international growth while expanding the commercial business. The Company's previous six consolidated operating and reporting segments, LOGCAP, Aviation, Training & Intelligence Solutions (“TIS”), Global Logistics & Development Solutions (“GLDS”), Security Services and Global Linguist Solutions (“GLS”) were re-aligned into three reporting and operating segments DynAviation, DynLogistics and DynGlobal. DynAviation and DynLogistics provide services domestically and in foreign countries under contracts with the U.S. government and foreign customers.

DynGlobal is initially solely focused on the expansion of opportunities within the commercial sector. There were no associated contracts or revenue for the DynGlobal segment for the three months ended June 28, 2013.
Our current structure now includes three operating segments with six reporting units for which we assess goodwill for potential impairment. Our DynAviation segment includes two reporting units, our DynLogistics segment includes four reporting units and there is no goodwill recorded at the DynGlobal segment. The amendment in the Company's organizational structure did not result in any reallocation of goodwill.
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
We derive substantially all of our revenue from contracts and subcontracts with the U.S. government and its agencies. Funding for our programs is dependent upon the annual budget and the appropriation decisions assessed by Congress, which are beyond our control. Estimates and judgments made by management, as it relates to the fair value of our reporting units or indefinite-lived intangible assets, could be impacted by the continued uncertainty over the defense industry. As of the six months ended June 28, 2013, the logistics of the modified Continuing Resolution, imposed by Congress, are still unknown. While each of our segments and reporting units could be impacted differently, such circumstances could result in an impairment of our goodwill or other assets.
We assess goodwill and other intangible assets with indefinite lives for impairment annually in October and when an event occurs or circumstances change that would suggest a triggering event. If a triggering event is identified, a step one assessment is performed to identify any possible goodwill impairment in the period in which the event is identified. As of June 28, 2013, there were no indicators of goodwill impairment of any of the Company's reporting units. In connection with our annual assessment of goodwill during the fourth quarter of calendar year 2013, we will update our key assumptions, including our forecasts of revenue and income for each reporting unit. There can be no assurance that the revenue estimates and assumptions regarding forecasted cash flows, the period or strength of the U.S. defense spending, including the impact of sequestration, or other inputs used in forecasting the present value of forecasted cash flows will prove to be accurate projections of future performance.
Determining the fair value of a reporting unit or an indefinite-lived intangible asset involves judgment and the use of significant estimates and assumptions, particularly related to future operating results and cash flows. These estimates and assumptions include, but are not limited to, revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and identification of appropriate market comparable data. Preparation of forecasts and the selection of the discount rate involve significant judgments that we base primarily on existing firm orders, expected future orders, and general market conditions. Significant changes in these forecasts, the discount rate selected, or the weighting of the income and market approach could affect the estimated fair value of one or more of our reporting units and could result in a goodwill impairment charge in a future period. In addition, the identification of reporting units and the allocation of assets and liabilities to the reporting units when determining the carrying value of each reporting unit also requires judgment. All of these factors are subject to change with a change in the defense industry or larger macroeconomic environment. The estimated fair values of each of our remaining reporting units substantially exceed their respective carrying values with the exception of one of our reporting units within the DynLogistics segment which represents a carrying value of $41.0 million in goodwill as of June 28, 2013. This reporting unit's projections include significant estimates related to new business opportunities which are the basis for the discount rate assumptions currently applied and the Company has assessed this risk as one of the variables in establishing the discount rate. As of the three months ended June 28, 2013, the Company continues to pursue these new business opportunities and expects to know the outcome during the third quarter of 2013. If the Company is unsuccessful in obtaining the new business, a triggering event could be identified and a step one assessment would be performed to identify any possible goodwill impairment. Additionally, the projections for one of the reporting units within the DynAviation segment represents $293.4 million in goodwill as of June 28, 2013, are currently dependent upon a single contract. Any negative changes to this contract, such as the loss of the contract during re-compete or notification from the customer of de-scoping of work to be performed under the contract, could result in operating results that differ from our projected forecasts, resulting in a triggering event and possible subsequent impairment of the reporting unit. We continue to monitor our reporting units. As of June 28, 2013, there were no indicators of goodwill impairment of any of the Company's reporting units.

The carrying amount of goodwill for each of our segments as of June 28, 2013 was as follows:

(Amounts in thousands)	DynAviation	DynLogistics	Total
Goodwill balance as of December 31, 2012	$442,393	$161,659	$604,052
Changes between January 1, 2013 and June 28, 2013	—	—	—
Goodwill balance as of June 28, 2013	$442,393	$161,659	$604,052
The following tables provide information about changes relating to certain intangible assets:

	As of June 28, 2013
(Amounts in thousands, except years)	Weighted Average Remaining Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net
Other intangible assets:
Customer-related intangible assets	6.1	$350,912	$(118,492)	$232,420
Other
Finite-lived	6.3	21,888	(12,065)	9,823
Indefinite-lived		$5,059	$—	$5,059
Total other intangibles		$377,859	$(130,557)	$247,302

Tradenames:
Finite-lived	1.9	$869	$(535)	$334
Indefinite-lived		43,221	—	43,221
Total tradenames		$44,090	$(535)	$43,555

	As of December 31, 2012
(Amounts in thousands, except years)	Weighted Average Remaining Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net
Other intangible assets:
Customer-related intangible assets	6.6	$350,912	$(99,119)	$251,793
Other
Finite-lived	5.5	24,856	(15,174)	9,682
Indefinite-lived		5,059	—	5,059
Total other intangibles		$380,827	$(114,293)	$266,534

Tradenames:
Finite-lived	2.4	$869	$(447)	$422
Indefinite-lived		43,221	—	43,221
Total tradenames		$44,090	$(447)	$43,643
Amortization expense for customer-related intangibles, other intangibles and finite-lived tradenames was $11.2 million and $22.0 million for the three and six months ended June 28, 2013, respectively. Amortization expense for customer-related intangibles, other intangibles and finite-lived tradenames was $11.6 million and $23.2 million for the three and six months ended June 29, 2012, respectively. Other intangibles is primarily representative of our capitalized software which had a net carrying value of $9.8 million and $9.6 million as of June 28, 2013 and December 31, 2012, respectively.

The following table outlines an estimate of future amortization based upon the finite-lived intangible assets owned and the finite-lived tradenames as of June 28, 2013:

(Amounts in thousands)	Amortization Expense
Estimate for six month period ending December 31, 2013	$22,304
Estimate for calendar year 2014	43,685
Estimate for calendar year 2015	41,601
Estimate for calendar year 2016	38,276
Estimate for calendar year 2017	36,033
Thereafter	60,678
Total	$242,577

Note 4 — Income Taxes
The domestic and foreign components of Income before income taxes are as follows:

	Three Months Ended		Six Months Ended
(Amounts in thousands)	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Domestic	$13,950	$14,601	$40,370	$24,488
Foreign	137	1,269	(1,294)	3,058
Income before income taxes	$14,087	$15,870	$39,076	$27,546
The provision for income taxes consists of the following:

	Three Months Ended		Six Months Ended
(Amounts in thousands)	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Current portion:
Federal	$—	$—	$—	$—
State	147	91	375	226
Foreign	3,691	560	5,058	1,614
	$3,838	$651	$5,433	$1,840
Deferred portion:
Federal	$683	$4,836	$7,773	$8,405
State	62	90	175	133
Foreign	5	(22)	3	(27)
	750	4,904	7,951	8,511
Provision for income taxes	$4,588	$5,555	$13,384	$10,351
Deferred tax liabilities, net consist of the following:

	As Of
(Amounts in thousands)	June 28, 2013	December 31, 2012
Current deferred tax liabilities, net	$(53,397)	$(59,032)
Non-current deferred tax liabilities, net	(58,085)	(50,303)
Deferred tax liabilities, net	$(111,482)	$(109,335)

A reconciliation of the statutory federal income tax rate to our effective rate is provided below:

	Three Months Ended		Six Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Statutory rate	35.0%	35.0%	35.0%	35.0%
State income tax, less effect of federal deduction	1.5%	1.1%	1.4%	1.3%
Noncontrolling interests	(1.9)%	(2.9)%	(2.1)%	(2.6)%
Nondeductible expenses	2.3%	—%	1.8%	—%
Other	(4.3)%	1.8%	(1.8)%	4.0%
Effective tax rate	32.6%	35.0%	34.3%	37.7%
During the year ended December 31, 2012, we fully utilized our U.S. federal net operating losses. As of June 28, 2013 and December 31, 2012, we had state net operating loss carryforwards of approximately $100.9 million and $123.7 million, respectively, which will begin to expire in 2015. The remainder of our state net operating loss carryforwards will not begin to expire until 2020 or later. Additionally, as of June 28, 2013 and December 31, 2012, we had foreign tax credit carry forwards of approximately $7.4 million and $9.3 million, respectively, which will begin to expire in 2018. We expect to fully utilize our foreign tax credit carry forwards during the year ending December 31, 2013 and all of our state net operating losses prior to expiration. During the six months ended June 28, 2013, we made estimated federal income tax payments of $6.9 million.
In evaluating our deferred tax assets, we assess the need for any related valuation allowances or adjust the amount of any allowances, if necessary. We assess such factors as the scheduled reversal of deferred tax liabilities (including the impact of available carry back and carry forward periods), projected future taxable income and available tax planning strategies in determining the need for or sufficiency of a valuation allowance. Based on this assessment, we concluded that no valuation allowance was necessary as of June 28, 2013.
As of June 28, 2013 and December 31, 2012, we had $9.0 million and $8.9 million of total unrecognized tax benefits, respectively, of which $2.4 million and $2.4 million, respectively, would impact our effective tax rate if recognized. We anticipate that all $9.0 million of unrecognized tax benefits will be settled in the next twelve months.

Note 5 — Accounts Receivable
Accounts receivable, net consisted of the following:

	As Of
(Amounts in thousands)	June 28, 2013	December 31, 2012
Billed	$231,418	$245,678
Unbilled	509,094	534,935
Total accounts receivable	$740,512	$780,613
Unbilled receivables as of June 28, 2013 and December 31, 2012 include $57.5 million and $36.2 million, respectively, related to costs incurred on projects for which we have been requested by the customer to begin work under a new contract or extend work under an existing contract and for which formal contracts, contract modifications or other contract actions have not been executed at the end of the respective periods. As of June 28, 2013, we had no contract claims outstanding. As of December 31, 2012, we had one contract claim totaling $12.1 million which was subsequently paid by the customer during the three months March 29, 2013. The balance of unbilled receivables consists of costs and fees billable immediately on contract completion or other specified events, all of which are expected to be billed and collected within one year, except items that may result in a request for equitable adjustment or formal claim. We do not believe we have significant exposure to credit risk as our receivables are primarily with the U.S. government.

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

Fair Value of Financial Instruments
Our financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable, and borrowings. Because of the short-term nature of cash and cash equivalents, accounts and notes receivable, accounts payable and a portion of our debt, the fair value of these instruments approximates the carrying value. Our estimate of the fair value of our long-term debt is based on Level 1 and Level 2 inputs, as defined above.

	June 28, 2013		December 31, 2012
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
10.375% senior unsecured notes	$455,000	$457,275	$455,000	$416,325
Senior secured credit facility	327,272	329,727	327,272	328,908
Outstanding revolver borrowings	—	—	—	—
Total long-term debt	$782,272	$787,002	$782,272	$745,233

Note 7 — Long-Term Debt
Long-term debt consisted of the following:

	As of
(Amounts in thousands)	June 28, 2013	December 31, 2012
9.5% senior subordinated notes	$—	$637
10.375% senior unsecured notes	455,000	455,000
Term loan	327,272	327,272
Total indebtedness	782,272	782,909
Less current portion of long-term debt	—	(637)
Total long-term debt	$782,272	$782,272
The current portion of long-term debt as of December 31, 2012 consisted of our 9.5% senior subordinated notes that matured and were paid in full on February 15, 2013. The total due on the Term Loan is included in Long-term debt in our consolidated balance sheet as of June 28, 2013 and December 31, 2012.
Senior Credit Facility
On July 7, 2010, we entered into a senior secured credit facility (the "Senior Credit Facility"), with a banking syndicate and Bank of America, NA as Administrative Agent (the "Administrative Agent"). On January 21, 2011 and on August 10, 2011, DynCorp International Inc. entered into amendments to the Senior Credit Facility.
On June 19, 2013, we entered into a third amendment (the “Amendment”) to the Senior Credit Facility. The Amendment, among other things, amends the Senior Credit Facility to extend the maturity date of the revolving credit facility (the "Revolver") to July 7, 2016, increase the amount of the Revolver to $181.0 million and to modify the maximum total leverage threshold test and certain other covenants.
The Senior Credit Facility is secured by substantially all of our assets and is guaranteed by substantially all of our subsidiaries. It provides for a $327.3 million term loan facility ("Term Loan") and the $181.0 million Revolver resulting from the Amendment, which includes a $100.0 million letter of credit subfacility. As of June 28, 2013 and December 31, 2012, the additional available borrowing capacity under the Senior Credit Facility was approximately $143.4 million and $111.7 million, respectively, which gives effect to $37.6 million and $38.3 million, respectively, in letters of credit. Amounts borrowed under the Revolver are used to fund operations. The maturity date on both the Term Loan and the Revolver is July 7, 2016.
Interest Rates on Term Loan & Revolver
Both the Term Loan and Revolver bear interest at one of two options, based on our election, using either the (i) base rate ("Base Rate") as defined in the Senior Credit Facility plus an applicable margin or the (ii) London Interbank Offered Rate ("Eurocurrency Rate") as defined in the Senior Credit Facility plus an applicable margin. The applicable margin for the Term Loan is fixed at 3.5% for the Base Rate option and 4.5% for the Eurocurrency Rate option. The applicable margin for the Revolver ranges from 3.0% to 3.5% for the Base Rate option or 4.0% to 4.5% for the Eurocurrency Rate option based on our outstanding Secured Leverage Ratio at the end of the quarter. The Secured Leverage Ratio is calculated by the ratio of total secured consolidated debt (net of up to $75.0 million of unrestricted cash and cash equivalents) to consolidated earnings before interest, taxes, and depreciation & amortization ("Consolidated EBITDA"), as defined in the Senior Credit Facility. Interest payments on both the Term Loan and Revolver are payable at the end of the interest period as defined in the Senior Credit Facility, but not less than quarterly.
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
The Eurocurrency Rate is the rate per annum equal to the British Bankers Association London Interbank Offered Rate ("BBA LIBOR") as published by Reuters (or other commercially available source providing quotations of BBA LIBOR as designated by the Administrative Agent from time to time) two business days prior to the commencement of such interest period. The variable Eurocurrency Rate has a floor of 1.75%. As of June 28, 2013 and December 31, 2012, the applicable interest rate on the Term Loan was 6.25%.

Interest Rates on Letter of Credit Subfacility and Unused Commitment Fees
The letter of credit subfacility bears interest at the applicable margin for Eurocurrency Rate loans, which ranges from 4.0% to 4.5%. The unused commitment fee on our Revolver ranges from 0.50% to 0.75% depending on the Secured Leverage Ratio, as defined in the Senior Credit Facility. Payments on both the letter of credit subfacility and unused commitments are payable quarterly in arrears. As of June 28, 2013 and December 31, 2012, the applicable interest rate for our letter of credit subfacility was 4.25% and 4.50%, respectively. As of June 28, 2013 and December 31, 2012, the applicable interest rate for our unused commitment fees was 0.50% and 0.75%, respectively. All of our letters of credit are also subject to a 0.25% fronting fee.
Principal Payments
Pursuant to our Term Loan facility, quarterly principal payments are required. However, certain principal prepayments made during the year ended December 30, 2011 were applied to the future scheduled maturities and satisfied our responsibility to make quarterly principal payments through July 7, 2016.
We made no principal prepayments on the Term Loan during the six months ended June 28, 2013 and $30.0 million in principal prepayments during the six months ended June 29, 2012. Deferred financing costs associated with the prepayments totaling $0.8 million were expensed and are included in the Loss on early extinguishment of debt in our consolidated statement of operations for the six months ended June 29, 2012. The Company intends to make at least $50.0 million in principal prepayments on the Term Loan during the remainder of the year ending December 31, 2013.
Our Senior Credit Facility contains an annual requirement to submit a portion of our Excess Cash Flow, as defined in the Senior Credit Facility, as additional principal payments. Based on our annual financial results and the additional principal prepayments made during the year ended December 31, 2012, we are not required to make any additional principal payments under the Excess Cash Flow requirement during calendar year 2013. Certain other transactions can trigger mandatory principal payments such as tax refunds, a disposition of a portion of our business or a significant asset sale. We had no such transactions during the six months ended June 28, 2013.
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
Effective with the Amendment, total leverage ratio is the Consolidated Total Debt, as defined in the Senior Credit Facility, less unrestricted cash and cash equivalents (up to $75.0 million) to Consolidated EBITDA, as defined in the Senior Credit Facility, for the applicable period.
Our total leverage ratio, effective June 19, 2013, cannot not be greater than 5.0 to 1.0 through the period ending June 28, 2013 after which, the maximum total leverage diminishes quarterly or semi-annually to a maximum of 3.75 to 1.00 beginning September 26, 2015. The Amendment made adjustments to the levels at which the maximum total leverage diminishes over the remainder of the facility.
The interest coverage ratio is the ratio of Consolidated EBITDA to Consolidated Interest Expense, as defined in the Senior Credit Facility. The interest coverage ratio, effective June 19, 2013, must not be less than 2.0 to 1.0 through the period ending June 27, 2014, after which, the minimum total interest coverage ratio increases quarterly or semi-annually thereafter to a minimum of 2.25 to 1.00 beginning March 28, 2015.
In the event we fail to comply with the covenants specified in the Senior Credit Facility and the indenture governing our Senior Unsecured Notes, we may be in default. As of June 28, 2013, we were in compliance with our financial covenants.
Senior Unsecured Notes
On July 7, 2010, DynCorp International Inc. completed an offering of $455 million in aggregate principal of 10.375% senior unsecured notes due 2017 (the "Senior Unsecured Notes"). The initial purchasers were Bank of America Securities LLC, Citigroup Global Markets Inc., Barclays Capital Inc. and Deutsche Bank Securities Inc. The Senior Unsecured Notes were issued under an indenture dated July 7, 2010 (the "Indenture"), by and among us, the guarantors party thereto (the "Guarantors"), including DynCorp International Inc., and Wilmington Trust FSB, as trustee. The Senior Unsecured Notes mature on July 1, 2017. Interest on the Senior Unsecured Notes is payable on January 1 and July 1 of each year, and commenced on January 1, 2011.
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
Call and Put Options
We can voluntarily settle all or a portion of the Senior Unsecured Notes at any time prior to July 1, 2014. Such a voluntary settlement would require payment of 100% of the principal amount plus the applicable premium (or make-whole premium), and accrued and unpaid interest and additional interest, if any, as of the applicable redemption date. The applicable premium with respect to the Senior Unsecured Notes on any applicable redemption date is the greater of (1) 1.0% of the then outstanding principal amount of the Senior Unsecured Notes; and (2) the excess of (a) the present value at such redemption date of (i) the redemption price of the Senior Unsecured Notes at July 1, 2014 plus (ii) all required interest payments due on the Note through July 1, 2014 (excluding accrued but unpaid interest), computed using a discount rate equal to the treasury rate, as defined in the Indenture, as of such redemption date plus 50 basis points; over (b) the then outstanding principal amount of the Senior Unsecured Notes. Subsequent to July 1, 2014, we can redeem the Senior Unsecured Notes, in whole or in part, at defined call prices, plus accrued interest through the redemption date.
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

Note 8 — Commitments and Contingencies
Commitments
We have operating leases for the use of real estate and certain property and equipment which are either non-cancelable or cancelable only by the payment of penalties or cancelable upon one month’s notice. All lease payments are based on the lapse of time but include, in some cases, payments for insurance, maintenance and property taxes. There are no purchase options on operating leases at favorable terms, but most leases have one or more renewal options. Certain leases on real estate are subject to annual escalations for increases in base rents, utilities and property taxes. Lease rental expense was $41.3 million and $87.7 million for the three and six months ended June 28, 2013, respectively. Lease rental expense was $54.5 million and $121.1 million for the three and six months ended June 29, 2012, respectively. We have no significant long-term purchase agreements with service providers.
Contingencies
General Legal Matters
We are involved in various lawsuits and claims that arise in the normal course of business. We have established reserves for matters in which it is believed that losses are probable and can be reasonably estimated. Reserves related to these matters have been recorded in Other accrued liabilities totaling approximately $4.6 million and $12.8 million as of June 28, 2013 and December 31, 2012, respectively. Except as disclosed below, none of our reserves as of June 28, 2013 were individually material. We believe that appropriate accruals have been established for such matters based on information currently available; however, some of the matters may involve compensatory, punitive, or other claims or sanctions that if granted, could require us to pay damages or make other expenditures in amounts that could not be reasonably estimated at June 28, 2013. These accrued reserves represent the best estimate of amounts believed to be our liability in a range of expected losses. In addition to matters that are considered probable and that can be reasonably estimated, we also have certain matters considered reasonably possible. Other than matters disclosed below, we believe the aggregate range of possible loss related to matters considered reasonably possible was not material as of June 28, 2013. Litigation is inherently unpredictable and unfavorable resolutions could occur. Accordingly, it is possible that an adverse outcome from such proceedings could (i) exceed the amounts accrued for probable matters; or (ii) require a reserve for a matter we did not originally believe to be probable or could be reasonably estimated. Such changes could be material to our financial condition, results of operations and cash flows in any particular reporting period. Our view of the matters not specifically disclosed could possibly change in future periods as events thereto unfold.
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

A lawsuit filed on September 11, 2001, and amended on March 24, 2008, seeking unspecified damages on behalf of twenty-six residents of the Sucumbíos Province in Ecuador, was brought against our operating company and several of its former affiliates in the U.S. District Court for the District of Columbia. The action alleges violations of the laws of nations and U.S. treaties, negligence, emotional distress, nuisance, battery, trespass, strict liability, and medical monitoring arising from the spraying of herbicides near the Ecuador-Colombia border in connection with the performance of the DoS, International Narcotics and Law Enforcement contract for the eradication of narcotic plant crops in Colombia. As of January 12, 2010, fifteen of the plaintiffs have been dismissed by court order. We filed multiple motions for summary judgment and, on February 15, 2013, the court granted summary judgment and dismissed all claims. On March 18, 2013, the plaintiffs filed a notice of appeal with the U.S. Court of Appeals for the District of Columbia. The appeal is currently pending. The terms of the DoS contract provide that the DoS will indemnify our operating company against third-party liabilities arising out of the contract, subject to available funding. We are also entitled to indemnification by Computer Sciences Corporation, the Company's previous owners, in connection with this lawsuit, subject to certain limitations. Additionally, any damage award would have to be apportioned between the other defendants and our operating company. We believe that the likelihood of an unfavorable judgment in this matter is remote.
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
In 2009, we terminated for cause a contract to build the Akwa Ibom International Airport for the State of Akwa Ibom in Nigeria. Consequently, we terminated certain subcontracts and purchase orders the customer advised us it did not want to assume. Our termination of certain subcontracts not assumed by the customer, including our actions to recover against advance payment and performance guarantees established by the subcontractors for our benefit, was challenged in certain instances. In December 2011, the customer filed arbitration alleging fraud, gross negligence, contract violations, and conversion of funds and asserted damages of approximately $150 million. We believe our right to terminate this contract was justified and permissible under the terms of the contract, and we intend to vigorously contest the claims brought against us. Additionally, we believe the contract limits any damages to a maximum of $3 million, except in situations of gross negligence and willful misconduct. As of June 28, 2013 and December 31, 2012, we have recorded an immaterial liability for this matter and believe the likelihood of loss for amounts in excess of this accrual, up to the amount limited by the contract, is reasonably possible.
On July 8, 2009, a lawsuit was filed in the United Arab Emirates ("UAE") Abu Dhabi Court of First Instance, by Al Hamed ITC (hereafter "Al Hamed") concerning an October 2002 business development contract focused on obtaining business directly with the UAE General Military Directorate ("GMD"). Al Hamed was unsuccessful in assisting the company in soliciting business with GMD and, as such, the contract with Al Hamed was terminated in July 2006. We became a subcontractor to the successful bidder, Al Taif, in December 2006. Al Hamed filed a claim seeking $57.0 million in damages under the business development contract. On May 9, 2012, the court awarded Al Hamed 8.2 million in UAE Dirhams ($2.2 million U.S. dollars) plus 5% interest and expenses. The Company and Al Hamed both appealed the judgment. On September 12, 2012, the appellate court altered the judgment stating the amount should not have been in UAE Dirhams rather in U.S. dollars, which amounts to $8.2 million U.S. dollars. As of September 28, 2012, a reserve had been established for the full amount of the judgment. The judgment was further appealed to the Supreme Court in Abu Dhabi, and, on February 27, 2013, we were advised that our appeal was unsuccessful. On April 7, 2013, the judgment was paid and the matter is now closed.
U.S. Government Investigations
We primarily sell our services to the U.S. government. These contracts are subject to extensive legal and regulatory requirements, and we are occasionally the subject of investigations by various agencies of the U.S. government who investigate whether our operations are being conducted in accordance with these requirements, including, as previously disclosed in our periodic filings, the Special Inspector General for Iraq Reconstruction report regarding certain reimbursements and the U.S. Department of State Office of Inspector General's records subpoena with respect to Civilian Police ("CivPol"). Such investigations, whether related to our U.S. government contracts or conducted for other reasons, could result in administrative, civil or criminal liabilities, including repayments, fines or penalties being imposed on us, or could lead to suspension or debarment from future U.S. government contracting. U.S. government investigations often take years to complete and many result in adverse action against us. We believe that any adverse actions arising from such matters could have a material effect on our ability to invoice and receive timely payment on our contracts, perform contracts or compete for contracts with the U.S. government and could have a material effect on our operating performance.

On August 16, 2005, we were served with a Department of Justice Federal Grand Jury Subpoena seeking documents concerning work performed by a former subcontractor, Al Ghabban in 2002-2005. Specifically, during the 2002-2005 timeframe, Al Ghabban performed line haul trucking work to transport materials throughout the Middle East on the War Reserve Materiel program. In response to the subpoena in 2005, we provided the requested documents to the Department of Justice and the matter was subsequently closed in 2005 without any action taken. In April 2009, we received a follow up telephone call concerning this matter from the Department of Justice Civil Litigation Division. Since that time, we have had several discussions with the government regarding the civil matter. In response to requests, we provided additional information to the Department of Justice Civil Litigation Division. If our operations are found to be in violation of any laws or government regulations, we may be subject to penalties, damages or fines, any or all of which could adversely affect our financial results. The Company believes that the likelihood of an unfavorable judgment resulting from this matter is reasonably possible; however, as this matter is still under review and no formal complaint has been filed, a reasonable estimate of loss or range of loss cannot be made.
On February 24, 2012, we were advised by the Department of Justice Civil Litigation Division that they are conducting an investigation regarding the CivPol and Department of State Advisor Support Mission ("DASM") contracts in Iraq and Corporate Bank, a former subcontractor. The issues include allowable hours worked under a specific task order and invoices to the Department of State for certain hotel leasing, labor rates and overhead within the 2003 to 2008 timeframe. The Department of Justice Civil Litigation Division has requested information from the Company, and we are fully cooperating with the government's review. If our operations are found to be in violation of any laws or government regulations, we may be subject to penalties, damages or fines, any or all of which could adversely affect our financial results. At this time, an estimate or a range of potential damages is not possible as this matter is still under review by the Department of Justice and no formal complaint has been filed.
U.S. Government Audits
Our contracts are regularly audited by the Defense Contract Audit Agency ("DCAA") and other government agencies. These agencies review our contract performance, cost structure and compliance with applicable laws, regulations and standards. The government also reviews the adequacy of, and our compliance with, our internal control systems and policies, including our purchasing, property, estimating, accounting and material management accounting systems. Any costs found to be improperly allocated to a specific contract will not be reimbursed. The DCAA will in some cases issue a Form 1 representing the non-conformance of such costs or requirements as it relates to our government contracts. If the Company is unable to provide sufficient evidence of the costs in question, the costs could be suspended or disallowed, which could be material to our financial statements. Government contract payments received by us for direct and indirect costs are subject to adjustment after government audit and repayment to the government if the payments exceed allowable costs as defined in the government regulations. Since we cannot reasonably estimate the results of a DCAA or other government entity audit, these items represent loss contingencies that we consider reasonably possible. Due to the nature of our business, the continual oversight of and audits by governmental agencies and the number of contracts under which we perform, we cannot, at this time, provide a reasonable estimate of the range of loss for these contingencies.
We have received a series of final audit reports from the DCAA, some of which have resulted in Form 1s, related to their examination of certain incurred, invoiced and reimbursed costs on our CivPol program for periods ranging from April 17, 2004 through April 2, 2010. The Form 1's identify several cost categories where the DCAA has asserted instances of potential deviations from the explicit terms of the contract or from certain provisions of government regulations. The asserted amounts are derived from extrapolation methodologies used to estimate potential exposure amounts for the cost categories which when aggregated for all final audit reports and Form 1's total approximately $141.2 million. Over the past year, the Company has worked with the DCAA in resolving matters inclusive in the Form 1s. We have provided responses to the DCAA for each letter, in which we have articulated our position on each issue and have attempted to answer their questions and provide clarification of the facts to resolve the issues raised. We have also sought to obtain clarification from our customer through formal contract modifications in an attempt to assist the DCAA in closing these issues. We believe the majority of these issues will continue to be resolved and thus represent loss contingencies that we consider remote. For the remaining issues, which total approximately $25.4 million, we believe the DCAA did not consider certain contractual provisions and long standing patterns of dealing with the customer. Since we cannot reasonably estimate the DCAA's acceptance of our initial responses and the ultimate outcome related to these remaining issues we believe these items represent loss contingencies that we consider reasonably possible. We continue to work with the customer and the DCAA to resolve any remaining questions they may have and provide clarification of the facts and circumstances surrounding the issues.
On April 30, 2013, we received several demand Form 1s from DCAA disapproving approximately $152.0 million of cost incurred by the Company for the periods ranging between 2000 to 2011 on the War Reserve Materiel program for concerns on items such as the adequacy of documentation and reasonableness of costs. We are in the process of reviewing the basis of the Form 1s and preparing a response letter as we work with our customer to resolve these questions. Based on our initial assessment, we believe a substantial portion of these items represent loss contingencies that we consider remote. We believe the remaining portion of these items represent loss contingencies that we consider reasonably possible; however, a reasonable estimate of loss or range of loss cannot be made at this time as we cannot reasonably estimate the ultimate outcome related to the issues raised in the Form 1s.
Credit Risk
We are subject to concentrations of credit risk primarily by virtue of our accounts receivable. Departments and agencies of the U.S. federal government account for all but minor portions of our customer base, minimizing this credit risk. Furthermore, we continuously review all accounts receivable and record provisions for doubtful accounts when necessary.
Risk Management Liabilities and Reserves
We are insured for domestic workers' compensation liabilities and a significant portion of our employee medical costs. However, we bear risk for a portion of claims pursuant to the terms of the applicable insurance contracts. We account for these programs based on actuarial estimates of the amount of loss inherent in that period’s claims, including losses for which claims have not been reported. These loss estimates rely on actuarial observations of ultimate loss experience for similar historical events. We limit our risk by purchasing stop-loss insurance policies for significant claims incurred for both domestic workers' compensation liabilities and medical costs. Our exposure under the stop-loss policies for domestic workers' compensation and medical costs is limited based on fixed dollar amounts. For domestic workers' compensation and employer’s liability under state and federal law, the fixed dollar amount of stop-loss coverage is $1.0 million per occurrence on most policies; but, $0.25 million on a California based policy. For medical costs, the fixed dollar amount of stop-loss coverage is from $0.25 million to $0.75 million for total costs per covered participant per calendar year.

Note 9 — Segment Information
In April 2013, the Company's previous six consolidated operating and reporting segments, LOGCAP, Aviation, TIS, GLDS, Security Services and GLS were re-aligned into three reporting and operating segments, as our reporting segments will continue to be the same as our operating segments, which now include DynAviation, DynLogistics and DynGlobal. Current activities of DynGlobal are focused on the development of the commercial business. The associated costs incurred for the three months ended June 28, 2013 were not significant to the results of operations of this segment and are presented in Headquarters/Other. The DynAviation and DynLogistics segments will continue to operate principally within a regulatory environment subject to governmental contracting and accounting requirements, including Federal Acquisition Regulations, Cost Accounting Standards and audits by various U.S. federal agencies.

The following is a summary of the financial information of the reportable segments reconciled to the amounts reported in the condensed consolidated financial statements:

	Three Months Ended		Six Months Ended
(Amounts in thousands)	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Revenue
DynLogistics	$500,518	$647,921	$1,067,575	$1,385,584
DynAviation	380,418	313,231	748,094	619,646
Headquarters / Other (1)	(4,414)	(63)	(7,039)	2,925
Total revenue	$876,522	$961,089	$1,808,630	$2,008,155

Operating income
DynLogistics	$14,328	$19,642	$32,857	$40,185
DynAviation	31,857	28,181	64,618	50,688
Headquarters / Other (2)	(9,731)	(10,795)	(18,984)	(23,890)
Total operating income	$36,454	$37,028	$78,491	$66,983

Depreciation and amortization
DynLogistics	$221	$241	$449	$531
DynAviation	316	187	621	358
Headquarters / Other	12,173	12,656	23,928	25,151
Total depreciation and amortization (3)	$12,710	$13,084	$24,998	$26,040

(1)	Represents revenue earned on shared services arrangements for general and administrative services provided to unconsolidated joint ventures and elimination of intercompany items between segments.

(2)
Headquarters operating expenses primarily relate to amortization of intangible assets and other costs that are not allocated to segments and are not billable to our U.S. government customers. Additionally, associated costs incurred by the DynGlobal segment in support of the development of this business during the three months ended June 28, 2013 are currently included in Headquarters/Other.

(3)
Includes amounts included in Cost of services of $0.4 million and $0.9 million for the three and six months ended June 28, 2013, respectively, and $0.4 million and $0.8 million for the three and six months ended June 29, 2012, respectively.

The following is a summary of the assets of the reportable segments reconciled to the amounts reported in the consolidated financial statements:

	As Of
(Amounts in thousands)	June 28, 2013	December 31, 2012
Assets
DynLogistics	$699,847	$800,734
DynAviation	760,276	706,646
Headquarters / Other (1)	455,615	463,336
Total assets	$1,915,738	$1,970,716

(1)	Assets primarily include cash, investments in unconsolidated subsidiaries, deferred tax liabilities, intangible assets (excluding goodwill) and deferred debt issuance costs.

Note 10 — Related Parties, Joint Ventures and Variable Interest Entities
Consulting Fee
The Company has a Master Consulting and Advisory Services agreement ("COAC Agreement") with Cerberus Operations and Advisory Company, LLC where, pursuant to the terms of the agreement, they make personnel available to us for the purpose of providing reasonably requested business advisory services. The services are priced on a case by case basis depending on the requirements of the project and agreements in pricing. We incurred $0.8 million and $2.0 million in conjunction with the COAC Agreement during the three and six months ended June 28, 2013, respectively, and $0.7 million and $1.3 million during the three and six months ended June 29, 2012, respectively.

Joint Ventures and Variable Interest Entities
We account for our investments in VIEs in accordance with ASC 810 - Consolidation. In cases where we have (i) the power to direct the activities of the VIE that most significantly impact its economic performance and (ii) the obligation to absorb losses of the VIE that could potentially be significant or the right to receive benefits from the entity that could potentially be significant to the VIE, we consolidate the entity. Alternatively, in cases where all of the aforementioned criteria are not met, the investment is accounted for under the equity method. As of June 28, 2013, we accounted for PaTH, CRS, Babcock, GRS and GLS as equity method investments. Alternatively, we consolidated DIFZ based on the aforementioned criteria. We present our share of the PaTH, CRS, GRS and GLS earnings in Earnings from unconsolidated affiliates as these joint ventures are considered operationally integral. Alternatively, we present our share of the Babcock earnings in Other income, net as it is not considered operationally integral.
PaTH is a joint venture formed in May 2006 with two other partners for the purpose of procuring government contracts with the Federal Emergency Management Authority. On January 18, 2013, we executed an agreement with the two other partners to reduce our ownership percentage in the PaTH joint venture to 30%. The executed agreement stipulated the ownership percentage be reduced retrospectively, effective September 1, 2012.
CRS is a joint venture formed in March 2006 with two other partners for the purpose of procuring government contracts with the U.S. Navy.
The GRS joint venture was formed in August 2010 with one partner for the purpose of procuring government contracts with the U.S. Navy. This joint venture has been selected as one of four contractors on an indefinite delivery, indefinite quantity ("IDIQ") multiple award contract.
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
We own 25% of DIFZ, but exercise power over activities that significantly impact DIFZ's economic performance. We incur significant costs on behalf of DIFZ related to our normal operations. The vast majority of these costs are considered direct contract costs and thus billable on several of our contracts supported by DIFZ services.
Babcock is a joint venture formed in January 2005 and currently provides services to the British Ministry of Defence.
Receivables due from our unconsolidated joint ventures totaled $2.3 million and $1.2 million as of June 28, 2013 and December 31, 2012, respectively. These receivables are a result of items purchased and services rendered by us on behalf of our unconsolidated joint ventures. We have assessed these receivables as having minimal collection risk based on our historic experience with these joint ventures and our inherent influence through our ownership interest. The related revenue we earned from our unconsolidated joint ventures totaled $3.7 million and $4.3 million during the three and six months ended June 28, 2013, respectively, and $1.8 million and $3.1 million during the three and six months ended June 29, 2012, respectively. The related cost of services was $3.6 million and $4.1 million during the three and six months ended June 28, 2013, respectively, and $1.0 million and $1.8 million during the three and six months ended June 29, 2012, respectively. Additionally, we earned $(2.0) million and $2.4 million in equity method (loss)/income (includes operationally integral and non-integral income) during the three and six months ended June 28, 2013, respectively, and $0.6 million and $4.1 million during the three and six months ended June 29, 2012, respectively.
GLS’ revenue was $7.1 million and $20.5 million during the three and six months ended June 28, 2013, respectively, and $14.8 million and $29.8 million during the three and six months ended June 29, 2012, respectively. GLS’ operating (loss)/income was $(1.2) million and $0.2 million during the three and six months ended June 28, 2013, respectively, and $1.3 million and $2.1 million during the three and six months ended June 29, 2012, respectively. GLS’ net (loss)/income was $(1.2) million and $0.2 million during the three and six months ended June 28, 2013, respectively, and $1.3 million and $2.1 million during the three and six months ended June 29, 2012, respectively. GLS paid cash dividends of $5.0 million during the six months ended June 28, 2013. Based on our 51% ownership in GLS, the Company recognized $2.6 million in equity method income during the six months ended June 28, 2013.
We currently hold one promissory note from Palm Trading Investment Corp, which had an aggregate initial value of $9.2 million. The note is included in (i) Prepaid expenses and other current assets and in (ii) Other assets on our unaudited condensed consolidated balance sheet for the short and long-term portions, respectively. The loan balance outstanding was $4.1 million and $5.3 million as of June 28, 2013 and December 31, 2012, respectively, reflecting the initial value plus accrued interest, less payments against the promissory notes. The fair value of the notes receivable is not materially different from its carrying value.

As discussed above and in accordance with ASC 810 - Consolidation, we consolidate DIFZ. The following tables present selected financial information for DIFZ as of June 28, 2013 and December 31, 2012 and for the three and six months ended June 28, 2013 and June 29, 2012:

	As of
(Amounts in millions)	June 28, 2013	December 31, 2012
Assets	$5.2	$32.7
Liabilities	0.8	25.9

	Three Months Ended		Six Months Ended
(Amounts in millions)	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Revenue	$109.0	$124.9	$222.8	$249.4
The following tables present selected financial information for our equity method investees as of June 28, 2013 and December 31, 2012 and for the three and six months ended June 28, 2013 and June 29, 2012:

	As of
(Amounts in millions)	June 28, 2013	December 31, 2012
Current assets	$106.7	$115.0
Total assets	106.9	115.1
Current liabilities	52.1	59.9
Total liabilities	52.1	60.4

	Three Months Ended		Six Months Ended
(Amounts in millions)	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Revenue	$48.0	$50.0	$123.7	$140.8
Gross profit	2.2	3.4	11.8	10.1
Net income	1.5	2.5	9.6	7.0
Many of our joint ventures and VIEs only perform on a single contract. The modification or termination of a contract under a joint venture or VIE could trigger an impairment in the fair value of our investment in these entities. In the aggregate, our maximum exposure to losses as a result of our investment consists of our (i) $18.2 million investment in unconsolidated subsidiaries, (ii) $2.3 million in receivables from our unconsolidated joint ventures, (iii) $4.1 million note receivable from Palm Trading Investment Corp. ("Palm") and (iv) contingent liabilities that were neither probable nor reasonably estimable as of June 28, 2013.

Note 11 — Collaborative Arrangements
We participate in a collaborative arrangement with CH2M Hill on the LOGCAP IV program. This arrangement sets forth the sharing of some of the risks and rewards associated with this U.S. government contract. Our current share of profits of the LOGCAP IV program is 70%.
We account for this collaborative arrangement under ASC 808 — Collaborative Arrangements and record revenue gross as the principal participant. The cash inflows and outflows, as well as expenses incurred, are recorded in Cost of services in the period realized. Revenue on LOGCAP IV was $308.3 million and $671.0 million during the three and six months ended June 28, 2013, respectively, and $417.5 million and $895.5 million during the three and six months ended June 29, 2012, respectively. Cost of services on LOGCAP IV program was $292.9 million and $631.4 million during the three and six months ended June 28, 2013, respectively, and $389.9 million and $836.8 million during the three and six months ended June 29, 2012, respectively. Our share of the total LOGCAP IV profits was $7.2 million and $17.7 million during the three and six months ended June 28, 2013, respectively, and $14.9 million and $31.9 million during the three and six months ended June 29, 2012, respectively.
We also participate in a collaborative arrangement with Logix USA Corporation on the Egypt Personnel Support Services ("EPSS") program that began in June 2012. The purpose of the arrangement is to share risks and rewards associated with this U.S. government contract. Our share of profits is 85%, and as the principal participant, we record the revenue and expenses gross in Cost of services in the period realized. Revenue on the EPSS program was $4.6 million and $8.7 million during the three and six months ended June 28, 2013, respectively, and $2.8 million during the three months ended June 29, 2012. Cost of services on the

EPSS program was $3.2 million and $6.4 million during the three and six months ended June 28, 2013, respectively, and $2.4 million and during the three months ended June 29, 2012. Our share of the total EPSS program profits was $1.3 million and $2.1 million during the three and six months ended June 28, 2013, respectively, and $0.3 million during the three months ended June 29, 2012.

Note 12 — Consolidating Financial Statements of Subsidiary Guarantors
The Senior Unsecured Notes issued by DynCorp International Inc. ("Subsidiary Issuer") and the Senior Credit Facility are fully and unconditionally guaranteed, jointly and severally, by the Company ("Parent") and all of the domestic subsidiaries of Subsidiary Issuer: DynCorp International LLC, DTS Aviation Services LLC, DynCorp Aerospace Operations LLC, DynCorp International Services LLC, DIV Capital Corporation, Dyn Marine Services of Virginia LLC, Services International LLC, Worldwide Humanitarian Services LLC, Worldwide Recruiting and Staffing Services LLC, Heliworks, LLC, Phoenix Consulting Group LLC and Casals and Associates Inc.("Subsidiary Guarantors"). Each of the Subsidiary Issuers and the Subsidiary Guarantors is 100% owned by the Company. Under the indenture governing the Senior Unsecured Notes, a guarantee of a Subsidiary Guarantor will terminate upon the following customary circumstances: (i) the sale of the capital stock of such Subsidiary Guarantor if such sale complies with the indenture; (ii) the designation of such Subsidiary Guarantor as an unrestricted subsidiary; (iii) if such Subsidiary Guarantor no longer guarantees certain other indebtedness of the Subsidiary Issuer or (iv) the defeasance or discharge of the indenture.
The following condensed consolidating financial statements present (i) unaudited condensed consolidating balance sheets as of June 28, 2013 and December 31, 2012, (ii) unaudited condensed consolidating statements of operations and comprehensive income for the three and six months ended June 28, 2013 and June 29, 2012, (iii) unaudited condensed consolidating statements of cash flows for the six months ended June 28, 2013 and June 29, 2012 and (iii) elimination entries necessary to consolidate Parent and its subsidiaries.
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
DynCorp International Inc. is considered the Subsidiary Issuer as it issued the Senior Unsecured Notes.

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Operations Information
For the Three Months Ended June 28, 2013

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$—	$879,469	$117,739	$(120,686)	$876,522
Cost of services	—	—	(799,549)	(115,682)	120,658	(794,573)
Selling, general and administrative expenses	—	—	(34,037)	(139)	28	(34,148)
Depreciation and amortization expense	—	—	(12,125)	(149)	—	(12,274)
Earnings from equity method investees	—	—	(1,623)	2,550	—	927
Operating income	—	—	32,135	4,319	—	36,454
Interest expense	—	(18,858)	(980)	—	—	(19,838)
Loss on early extinguishment of debt	—	—	—	—	—	—
Interest income	—	—	21	7	—	28
Equity in income of consolidated subsidiaries, net of tax	8,342	20,562	3,016	—	(31,920)	—
Other (expense)/income, net	—	—	(2,634)	77	—	(2,557)
Income before income taxes	8,342	1,704	31,558	4,403	(31,920)	14,087
Benefit (provision) for income taxes	—	6,638	(10,996)	(230)	—	(4,588)
Net income	8,342	8,342	20,562	4,173	(31,920)	9,499
Noncontrolling interests	—	—	—	(1,157)	—	(1,157)
Net income attributable to Delta Tucker Holdings, Inc.	$8,342	$8,342	$20,562	$3,016	$(31,920)	$8,342

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Operations Information
For the Three Months Ended June 29, 2012

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$—	$967,146	$132,362	$(138,419)	$961,089
Cost of services	—	—	(882,023)	(126,429)	135,361	(873,091)
Selling, general and administrative expenses	—	—	(38,213)	(3,169)	3,058	(38,324)
Depreciation and amortization expense	—	—	(12,508)	(151)	—	(12,659)
Earnings from equity method investees	—	—	13	—	—	13
Operating income	—	—	34,415	2,613	—	37,028
Interest expense	—	(20,302)	(1,434)	—	—	(21,736)
Loss on early extinguishment of debt	—	(783)	—	—	—	(783)
Interest income	—	—	35	—	—	35
Equity in income of consolidated subsidiaries, net of tax	8,991	22,863	1,213	—	(33,067)	—
Other income, net	—	—	1,257	69	—	1,326
Income before income taxes	8,991	1,778	35,486	2,682	(33,067)	15,870
Benefit (provision) for income taxes	—	7,213	(12,623)	(145)	—	(5,555)
Net income	8,991	8,991	22,863	2,537	(33,067)	10,315
Noncontrolling interests	—	—	—	(1,324)	—	(1,324)
Net income attributable to Delta Tucker Holdings, Inc.	$8,991	$8,991	$22,863	$1,213	$(33,067)	$8,991

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Operations Information
For the Six Months Ended June 28, 2013

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$—	$1,815,203	$239,972	$(246,545)	$1,808,630
Cost of services	—	—	(1,650,552)	(235,599)	246,452	(1,639,699)
Selling, general and administrative expenses	—	—	(69,435)	(350)	93	(69,692)
Depreciation and amortization expense	—	—	(23,826)	(295)	—	(24,121)
Earnings from equity method investees	—	—	823	2,550	—	3,373
Operating income	—	—	72,213	6,278	—	78,491
Interest expense	—	(36,986)	(2,015)	—	—	(39,001)
Loss on early extinguishment of debt	—	—	—	—	—	—
Interest income	—	—	33	13	—	46
Equity in income of consolidated subsidiaries, net of tax	23,343	47,311	3,891	—	(74,545)	—
Other income, net	—	—	(613)	153	—	(460)
Income before income taxes	23,343	10,325	73,509	6,444	(74,545)	39,076
Benefit (provision) for income taxes	—	13,018	(26,198)	(204)	—	(13,384)
Net income	23,343	23,343	47,311	6,240	(74,545)	25,692
Noncontrolling interests	—	—	—	(2,349)	—	(2,349)
Net income attributable to Delta Tucker Holdings, Inc.	$23,343	$23,343	$47,311	$3,891	$(74,545)	$23,343

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Operations Information
For the Six Months Ended June 29, 2012

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$—	$2,018,878	$263,926	$(274,649)	$2,008,155
Cost of services	—	—	(1,855,968)	(252,392)	268,659	(1,839,701)
Selling, general and administrative expenses	—	—	(76,194)	(6,271)	5,990	(76,475)
Depreciation and amortization expense	—	—	(24,916)	(303)	—	(25,219)
Earnings from equity method investees	—	—	223	—	—	223
Operating income	—	—	62,023	4,960	—	66,983
Interest expense	—	(40,608)	(2,819)	—	—	(43,427)
Loss on early extinguishment of debt	—	(783)	—	—	—	(783)
Interest income	—	—	73	—	—	73
Equity income of consolidated subsidiaries, net of tax	14,566	40,402	2,033	—	(57,001)	—
Other income, net	—	—	4,683	17	—	4,700
Income (loss) before income taxes	14,566	(989)	65,993	4,977	(57,001)	27,546
Benefit (provision) for income taxes	—	15,555	(25,591)	(315)	—	(10,351)
Net income	14,566	14,566	40,402	4,662	(57,001)	17,195
Noncontrolling interests	—	—	—	(2,629)	—	(2,629)
Net income attributable to Delta Tucker Holdings, Inc.	$14,566	$14,566	$40,402	$2,033	$(57,001)	$14,566

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Comprehensive Income Information
For the Three Months Ended June 28, 2013

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net income	$8,342	$8,342	$20,562	$4,173	$(31,920)	$9,499
Other comprehensive income:
Currency translation adjustment	(43)	(43)	38	(81)	86	(43)
Other comprehensive (income) loss, before tax	(43)	(43)	38	(81)	86	(43)
Income tax income (expense) related to items of other comprehensive income	15	15	(14)	29	(30)	15
Other comprehensive (income) loss	(28)	(28)	24	(52)	56	(28)
Comprehensive income	8,314	8,314	20,586	4,121	(31,864)	9,471
Noncontrolling interests	—	—	—	(1,157)	—	(1,157)
Comprehensive income attributable to Delta Tucker Holdings, Inc.	$8,314	$8,314	$20,586	$2,964	$(31,864)	$8,314

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Comprehensive Income Information
For the Three Months Ended June 29, 2012

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net income	$8,991	$8,991	$22,863	$2,537	$(33,067)	$10,315
Other comprehensive income:
Currency translation adjustment	(345)	(345)	(150)	(195)	690	(345)
Other comprehensive income before tax	(345)	(345)	(150)	(195)	690	(345)
Income tax expense related to items of other comprehensive income	113	113	55	58	(226)	113
Other comprehensive income	(232)	(232)	(95)	(137)	464	(232)
Comprehensive income	8,759	8,759	22,768	2,400	(32,603)	10,083
Comprehensive income attributable to noncontrolling interest	—	—	—	(1,324)	—	(1,324)
Comprehensive income attributable to Delta Tucker Holdings, Inc.	$8,759	$8,759	$22,768	$1,076	$(32,603)	$8,759

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Comprehensive Income Information
For the Six Months Ended June 28, 2013

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net income	$23,343	$23,343	$47,311	$6,240	$(74,545)	$25,692
Other comprehensive income:
Currency translation adjustment	(454)	(454)	(241)	(213)	908	(454)
Other comprehensive income, before tax	(454)	(454)	(241)	(213)	908	(454)
Income tax expense related to items of other comprehensive income	163	163	86	77	(326)	163
Other comprehensive income	(291)	(291)	(155)	(136)	582	(291)
Comprehensive income	23,052	23,052	47,156	6,104	(73,963)	25,401
Noncontrolling interests	—	—	—	(2,349)	—	(2,349)
Comprehensive income attributable to Delta Tucker Holdings, Inc.	$23,052	$23,052	$47,156	$3,755	$(73,963)	$23,052

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Comprehensive Income Information
For the Six Months Ended June 29, 2012

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net income	$14,566	$14,566	$40,402	$4,662	$(57,001)	$17,195
Other comprehensive income:
Currency translation adjustment	(149)	(149)	(27)	(122)	298	(149)
Other comprehensive income before tax	(149)	(149)	(27)	(122)	298	(149)
Income tax expense related to items of other comprehensive income	52	52	10	42	(104)	52
Other comprehensive income	(97)	(97)	(17)	(80)	194	(97)
Comprehensive income	14,469	14,469	40,385	4,582	(56,807)	17,098
Noncontrolling interests	—	—	—	(2,629)	—	(2,629)
Comprehensive income attributable to Delta Tucker Holdings, Inc.	$14,469	$14,469	$40,385	$1,953	$(56,807)	$14,469

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Balance Sheet Information
June 28, 2013

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
	ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$76,736	$59,113	$—	$135,849
Restricted cash	—	—	1,659	—	—	1,659
Accounts receivable, net	—	—	738,869	2,955	(1,312)	740,512
Intercompany receivables	—	—	188,632	—	(188,632)	—
Prepaid expenses and other current assets	—	—	72,607	402	225	73,234
Total current assets	—	—	1,078,503	62,470	(189,719)	951,254
Property and equipment, net	—	—	23,752	391	—	24,143
Goodwill	—	—	571,653	32,399	—	604,052
Tradenames, net	—	—	43,555	—	—	43,555
Other intangibles, net	—	—	245,995	1,307	—	247,302
Investment in subsidiaries	505,835	1,386,015	44,634	—	(1,936,484)	—
Other assets, net	1,254	21,517	22,661	—	—	45,432
Total assets	$507,089	$1,407,532	$2,030,753	$96,567	$(2,126,203)	$1,915,738

	LIABILITIES & EQUITY
Current liabilities:
Accounts payable	—	—	233,923	2,663	(1,074)	235,512
Accrued payroll and employee costs	—	—	143,297	1,738	(16)	145,019
Intercompany payables	46,339	95,589	—	46,704	(188,632)	—
Deferred income taxes	—	—	53,392	5	—	53,397
Accrued liabilities	—	23,836	134,596	663	3	159,098
Income taxes payable	—	—	8,164	160	—	8,324
Total current liabilities	46,339	119,425	573,372	51,933	(189,719)	601,350
Long-term debt, less current portion	—	782,272	—	—	—	782,272
Long-term deferred taxes	—	—	58,085	—	—	58,085
Other long-term liabilities	—	—	6,938	—	—	6,938
Noncontrolling interests	—	—	6,343	—	—	6,343
Equity	460,750	505,835	1,386,015	44,634	(1,936,484)	460,750
Total liabilities and equity	$507,089	$1,407,532	$2,030,753	$96,567	$(2,126,203)	$1,915,738

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Balance Sheet Information
December 31, 2012

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
	ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$74,907	$43,868	$—	$118,775
Restricted cash	—	—	1,659	—	—	1,659
Accounts receivable, net	—	—	781,649	2,548	(3,584)	780,613
Intercompany receivables	—	—	164,048	—	(164,048)	—
Prepaid expenses and other current assets	—	—	75,874	2,485	864	79,223
Total current assets	—	—	1,098,137	48,901	(166,768)	980,270
Property and equipment, net	—	—	25,494	713	—	26,207
Goodwill	—	—	571,653	32,399	—	604,052
Tradenames, net	—	—	43,643	—	—	43,643
Other intangibles, net	—	—	265,014	1,520	—	266,534
Investment in subsidiaries	482,627	1,373,820	42,749	—	(1,899,196)	—
Other assets, net	1,353	22,911	25,746	—	—	50,010
Total assets	$483,980	$1,396,731	$2,072,436	$83,533	$(2,065,964)	$1,970,716

	LIABILITIES & EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$637	$—	$—	$637
Accounts payable	—	—	284,616	2,944	(210)	287,350
Accrued payroll and employee costs	—	—	126,122	26,538	(24,849)	127,811
Intercompany payables	46,438	107,414	—	10,196	(164,048)	—
Deferred income taxes	—	—	59,027	5	—	59,032
Accrued liabilities	—	24,418	154,939	767	22,339	202,463
Income taxes payable	—	—	3,737	334	—	4,071
Total current liabilities	46,438	131,832	629,078	40,784	(166,768)	681,364
Long-term debt, less current portion	—	782,272	—	—	—	782,272
Long-term deferred taxes	—	—	50,303	—	—	50,303
Other long-term liabilities	—	—	11,023	—	—	11,023
Noncontrolling interests	—	—	8,212	—	—	8,212
Equity	437,542	482,627	1,373,820	42,749	(1,899,196)	437,542
Total liabilities and equity	$483,980	$1,396,731	$2,072,436	$83,533	$(2,065,964)	$1,970,716

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Cash Flow Information
For the Six Months Ended June 28, 2013

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net cash provided (used in) by operating activities	$99	$12,462	$56,793	$(15,631)	$(2,812)	$50,911
Cash flows from investing activities:
Purchase of property and equipment	—	—	(1,212)	(8)	—	(1,220)
Proceeds from sale of property, plant and equipment	—	—	167	—	—	167
Purchase of software	—	—	(2,557)	—	—	(2,557)
Return of capital from equity method investees	—	—	769	—	—	769
Contributions to equity method investees	—	—	—	—	—	—
Net cash used in investing activities	—	—	(2,833)	(8)	—	(2,841)
Cash flows from financing activities:
Borrowings on long-term debt	—	317,600	—	—	—	317,600
Payments on long-term debt	—	(318,237)	—	—	—	(318,237)
Payments of deferred financing costs	—	—	(2,139)	—	—	(2,139)
Borrowings related to financed insurance	—	—	1,063	—	—	1,063
Payments related to financed insurance	—	—	(26,471)	—	—	(26,471)
Payments of dividends to Parent	—	—	—	(5,624)	2,812	(2,812)
Net transfers (to) from Parent/subsidiary	(99)	(11,825)	(24,584)	36,508	—	—
Net cash (used in) provided by financing activities	(99)	(12,462)	(52,131)	30,884	2,812	(30,996)
Net increase in cash and cash equivalents	—	—	1,829	15,245	—	17,074
Cash and cash equivalents, beginning of period	—	—	74,907	43,868	—	118,775
Cash and cash equivalents, end of period	$—	$—	$76,736	$59,113	$—	$135,849

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Cash Flow Information
For The Six Months Ended June 29, 2012

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(1,153)	$20,204	$18,460	$15,793	$(547)	$52,757
Cash flows from investing activities:
Purchase of property and equipment	—	—	(2,227)	—	—	(2,227)
Proceeds from sale of property, plant and equipment	—	—	8	—	—	8
Purchase of software	—	—	(1,095)	—	—	(1,095)
Return of capital from equity method investees	—	—	5,600	—	—	5,600
Contributions to equity method investees	—	—	(1,479)	—	—	(1,479)
Net cash used in investing activities	—	—	807	—	—	807
Cash flows from financing activities:
Borrowings on long-term debt	—	293,200	—	—	—	293,200
Payments on long-term debt	—	(323,200)	—	—	—	(323,200)
Borrowings related to financed insurance	—	—	5,041	—	—	5,041
Payments related to financed insurance	—	—	(20,955)	—	—	(20,955)
Payments of dividends to Parent	—	—	—	(821)	547	(274)
Net transfers from (to) Parent/subsidiary	1,153	9,796	(15,398)	4,449	—	—
Net cash provided (used in) by financing activities	1,153	(20,204)	(31,312)	3,628	547	(46,188)
Net increase in cash and cash equivalents	—	—	(12,045)	19,421	—	7,376
Cash and cash equivalents, beginning of period	—	—	45,724	24,481	—	70,205
Cash and cash equivalents, end of period	$—	$—	$33,679	$43,902	$—	$77,581

Note 13 — Subsequent Events
We evaluated subsequent events that occurred after the period end date through the date the financial statements were issued and concluded that no subsequent events have occurred that require recognition or disclosure in our financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis of our unaudited condensed consolidated financial condition and results of operations should be read in conjunction with the Delta Tucker Holdings, Inc. unaudited condensed consolidated financial statements, and the notes thereto, and other data contained elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis should also be read in conjunction with our audited consolidated financial statements, and notes thereto, and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the year ended December 31, 2012. References to "Delta Tucker Holdings", the "Company", "we", "our" or "us" refer to Delta Tucker Holdings, Inc. and its subsidiaries unless otherwise stated or indicated by context.

Company Overview
We are a leading provider of specialized mission-critical professional and support services for the United States ("U.S.") military, non-military U.S. government agencies and foreign governments. Our specific global expertise is in law enforcement training and support, security services, base and logistics operations, intelligence training, rule of law development, construction management, platform services and operations and linguist services. We also provide logistics support for all our services. Through our Predecessor entities, we have provided essential services to numerous U.S. government departments and agencies since 1951. Our current customers include the U.S. Department of Defense ("DoD"), the Department of State ("DoS"), foreign governments, commercial customers and certain other U.S. federal, state and local government departments and agencies.
Reportable Segments
In April 2013, the Company amended its organizational structure to improve efficiencies within existing businesses, capitalize on new opportunities, continue international growth and expand commercial business. The Company’s previous six operating and reporting segments, Logistics Civil Augmentation Program ("LOGCAP"), Aviation, Training and Intelligence Solutions ("TIS"), Global Logistics and Development Solutions ("GLDS"), Security Services and Global Linguist Services ("GLS") we realigned into three reporting and operating segments, DynAviation, DynLogistics and DynGlobal. Additionally, as GLS no longer represents a significant portion of our business the chief operating decision maker has determined that GLS will no longer be considered an operating segment or reporting unit. The DynAviation and DynLogistics segments will continue to operate principally within a regulatory environment subject to governmental contracting and accounting requirements, including Federal Acquisition Regulations (“FAR”), Cost Accounting Standards (“CAS”) and audits by various U.S. federal agencies.
DynLogistics
This segment provides best-value mission readiness to its customers through total support solutions including conventional and contingency logistics, operations and maintenance support, platform modification and upgrades, supply chain management and training, security and full spectrum intelligence mission support services. The LOGCAP IV contract is the most significant contract within this segment and operates under a single IDIQ contract. Under the LOGCAP IV contract, the U.S. Army contracts for us to perform selected services in theater to augment U.S. Army forces and to release military units for other missions or to fill U.S. Army resource shortfalls.
DynAviation
This segment provides full spectrum aerospace, aviation and air operations solutions worldwide under contracts with the U.S. government and foreign customers. The INL Air Wing program and the CFT program are the most significant programs in the DynAviation segment. The INL Air Wing program supports governments in multiple Latin American countries and provides support and assistance with interdiction services in Afghanistan. This program also provides intra-theater transportation services for DoS personnel throughout Iraq and Afghanistan. The CFT program deploys highly mobile and quick-response field teams to customer locations globally to supplement a customer’s workforce.
DynGlobal
This segment focuses resources and energy behind the pursuit of international and commercial business. Initial activities of this segment are focused on the development of this business and any associated costs incurred during the three months ended June 28, 2013 were incurred to support the bidding and proposal activities necessary to win contracts and grow this segment.

Current Operating Environment and Outlook
The following discussion is a supplement to and should be read in conjunction with the accompanying unaudited financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2012.
External Factors
Since 2001, the overall level of U.S. defense spending has doubled. These historically high defense expenditures were driven in part to support operations in Iraq and Afghanistan and were funded through an account supplemental to the base defense budget called Overseas Contingency Operations ("OCO"). However, as a result of the U.S. military withdrawal from Iraq in December of 2011 as well as the subsequent drawdown of forces in Afghanistan, there has been a proportional and expected decline in the OCO account.
In August 2011, Congress enacted the Budget Control Act of 2011 ("BCA"), which specified an immediate $917 billion of cuts over ten years, including $487 billion from defense spending. Additionally, the BCA established the Joint Select Committee on Deficit Reduction, or the "super committee", to produce an additional deficit reduction of at least $1.5 trillion over the coming 10 years that was to be passed by December 23, 2011. If Congress failed to produce such a bill with at least $1.2 trillion in cuts, then this would trigger across-the-board cuts, through a "sequestration of appropriations" equally split between security and non-security programs.
This sequestration of appropriations was scheduled to begin in January 2013 but was delayed by two months through the American Taxpayer Relief Act of 2012. Sequestration was ultimately triggered on March 1, 2013. On March 21, 2013, Congress passed a modified Continuing Resolution ("CR") that included a number of the negotiated fiscal year 2013 spending bills, including defense. The modified CR for the fiscal year 2013 defense appropriations bill will fund Operations and Maintenance ("O&M") accounts at nearly the amount budgeted by the President, or approximately $230 billion in the base and OCO accounts. This will allow the military and the contractor and subcontractor community to continue their vital work in a timely manner. In addition, the bill provides the DoD with more flexibility, especially within the O&M accounts, and will assist with a better mandate of cuts. The modified CR allows funding and priorities within the fiscal year 2013 defense appropriations to abate the negative impacts of the forethought $1.5 trillion reduction. Over the longer-term, the recently released Strategic Choices and Management Review ("SCMR"), issued by the DoD, which proposes options for implementing defense cuts required by the BCA, demonstrates the dramatic impact of sequestration cuts going forward as the continued stalemate between the President and Congress has yielded no changes.
Funding for our programs is dependent on annual budget and appropriation decisions, as well as geo-political and macroeconomic conditions, which are beyond our control. While there is uncertainty around these domestic and international factors, the final agreed upon appropriated funding levels for national security programs will remain historically high with plenty of opportunity to continue supporting our customers. In recent memos and guidance related to the potential for further reductions, Pentagon leadership has stated that it will protect programs and funding for warfighter related activities (i.e. OCO accounts). In addition to guidance protecting OCO activities, the President's fiscal year 2013 defense budget request indicates that the weapon system acquisition and modernization programs will be most negatively impacted by budget reductions. We believe the O&M budgets will remain relatively robust. While the previously mentioned challenges could adversely impact our business on a short term basis, we believe the following longer term industry trends are positive and will result in continued demand in our target markets for the types of services we provide:

•
Realignment of the military force structure, leading to increased outsourcing of non-combat functions, including life-cycle asset management functions ranging from organizational to depot-level maintenance;

•
Continued focus on smart power initiatives by the DoS, U.S. Agency for International Development ("USAID"), the United Nations and the DoD, including development and smaller-scale stability operations;

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

As the North Atlantic Treaty Organization ("NATO") combat mission in Afghanistan comes to its conclusion in 2014, we anticipate significant opportunities to support not only the enduring U.S. and NATO presence, but also to support the DoS presence, which is expected to expand and include the U.S. embassy in Kabul and four consulates around the country. Additionally, we anticipate that there will be a continued need to advise, assist and help professionalize Afghan National Security Forces for many years, as specified in the U.S. Afghanistan Strategic Partnership Agreement.
In the Persian Gulf, Iran's continued nuclear ambitions have resulted in unprecedented international sanctions against the regime and the bolstering of U.S. defense ties and presence throughout the region. We believe that base operations and support and maintenance capacity will be key enablers in this environment and we are especially well positioned to provide these services to both U.S. forces and Allied nations. Finally, the re-balance to Asia reflects the increased importance of the Asia-Pacific regions, in both security and economic terms for the U.S. As the U.S. revitalizes and reinforces its presence in this vital region, we expect to see increased demand for base operations support, logistics support and capacity building, all of which we provide best in class.
The investments and acquisitions we have made over the past three years have been focused on aligning our business to address areas that have high growth potential, including intelligence training and rule of law development, as well as parallel and evolving customer requirements.

Notable Events for the Six Months Ended June 28, 2013

•
In January 2013, GLS, our equity method investee, was awarded a task order under the DLITE contract with the U.S. Army Intelligence and Security Command to provide linguists to support CENTCOM operations at several locations in the Middle East. The task order has one base year and three, one-year options and a total potential value of $88.4 million.

•
In February 2013, DynAviation was awarded a contract with the U.S. Army Aviation and Missile Life Cycle Management Command to provide aviation field and sustainment level maintenance services under the Army Field Maintenance contract throughout the Regional Aviation Sustainment Maintenance - West Region ("RASM-W). The hybrid firm-fixed-price, cost-plus-incentive-fee contract has one base year and four, one-year options and a total potential contract value of $388.5 million.

•
In March 2013, DynLogistics was awarded a contract with the U.S. Army to provide training, deprocessing, fielding, general maintenance support and other services to military units in the U.S. and abroad. The fixed-price level of effort contract has one base year and two, one-year options and a total potential contract value of $35.3 million.

•
In April 2013, DynLogistics was awarded a task order with the U.S. DoS Bureau of International Narcotics and Law Enforcement Affairs under the Criminal Justice Program Support Contract ("CJPS") to recruit and support the U.S. contingent to the United Nations Police in Haiti and provide logistics support to the Haitian National Police. The hybrid firm-fixed price, labor hour, and cost-reimbursable task order has one base year and three, one-year options and a total potential contract value of $48.6 million.

•
In June 2013, DynLogistics was awarded a contract with the Defense Logistics Agency to provide logistics support for the agency's equipment in Afghanistan. The fixed-price task order has one base year and two, one-year options and a total potential contract value of $11.2 million.

•
In June 2013, the Company entered into an amendment (the “Amendment”) to the Credit Agreement dated as of July 7, 2010, among DynCorp International, the Company, the other Guarantors party thereto, several banks and other financial institutions or entities from time to time parties thereto and Bank of America, N.A., as administrative agent and collateral agent. The Amendment amended the Credit Agreement to extend the maturity date with respect to the revolving credit facility to July 7, 2016 and increased the amount of the revolving credit commitment to $181,000,000. The Amendment also amended the Credit Agreement to, among other things, modify certain of the covenants, including the leverage ratio.

•
In June 2013, DynLogistics was awarded a position on a multiple award IDIQ contract under which work will be awarded through separately issued task orders to provide supplies and support services to the U.S. Marine Corps. The multiple award IDIQ has a one base year and four, one-year options and a total potential contract value of $854.6 million.

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

•
Cost-Reimbursement Type Contracts: Cost-reimbursement type contracts provide for payment of allowable incurred costs, to the extent prescribed in the contract, plus a fixed-fee, award-fee or incentive-fee or a combination. Award-fees and incentive-fees are generally based on various objective and subjective criteria, such as aircraft mission capability rates and meeting cost targets. Award fees are excluded from estimated total contract revenue until a reasonably determinable estimate of award fees can be made.

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
Our historical contract mix by type, as a percentage of revenue, is indicated in the table below.

	Three Months Ended		Six Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Fixed-Price	23%	17%	22%	16%
Time-and-Materials	12%	11%	12%	11%
Cost-Reimbursement	65%	72%	66%	73%
Total	100%	100%	100%	100%
Cost-reimbursable type contracts typically perform at lower margins than other contract types but carry lower risk of loss. Because the LOGCAP IV contract, within our DynLogistics segment, is predominantly a cost-reimbursable type contract, we anticipate that our revenue from this contract type will continue to represent a large portion of our business for the remainder of 2013.
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
The following table sets forth our approximate backlog as of the dates indicated:

	As Of
(Amounts in millions)	June 28, 2013	December 31, 2012
Funded backlog	$1,183	$1,642
Unfunded backlog	2,935	3,636
Total	$4,118	$5,278
Total backlog as of June 28, 2013 was $4.1 billion, as compared to $5.3 billion as of December 31, 2012. The decrease in backlog was primarily due to revenue outpacing current orders for the six months ended June 28, 2013.

Results of Operations

Consolidated Three Months Ended June 28, 2013 compared to the Three Months Ended June 29, 2012
The following tables set forth our unaudited consolidated results of operations, both in dollars and as a percentage of revenue, for the three months ended June 28, 2013 and June 29, 2012:

	Three Months Ended
(Amounts in thousands)	June 28, 2013		June 29, 2012
Revenue	$876,522	100.0%	$961,089	100.0%
Cost of services	(794,573)	(90.7)%	(873,091)	(90.8)%
Selling, general and administrative expenses	(34,148)	(3.9)%	(38,324)	(4.0)%
Depreciation and amortization expense	(12,274)	(1.4)%	(12,659)	(1.3)%
Earnings from equity method investees	927	0.1%	13	—%
Operating income	36,454	4.2%	37,028	3.9%
Interest expense	(19,838)	(2.3)%	(21,736)	(2.3)%
Loss on early extinguishment of debt	—	—%	(783)	—%
Interest income	28	—%	35	—%
Other (expense) income, net	(2,557)	(0.3)%	1,326	0.1%
Income before income taxes	14,087	1.6%	15,870	1.7%
Provision for income taxes	(4,588)	(0.5)%	(5,555)	(0.6)%
Net income	9,499	1.1%	10,315	1.1%
Noncontrolling interests	(1,157)	(0.1)%	(1,324)	(0.2)%
Net income attributable to Delta Tucker Holdings, Inc.	$8,342	1.0%	$8,991	0.9%
Revenue — Revenue for the three months ended June 28, 2013 was $876.5 million, a decrease of $84.6 million, or 8.8%, compared to the three months ended June 29, 2012. The decrease was primarily driven by volume and scope reductions of programs within the DynLogistics segment consistent with the drawdown of troops in Afghanistan partially offset by continued growth of the DynAviation segment. See further discussion of our revenue results in the "Results by Segment" section below.
Cost of services — Cost of services are comprised of direct labor, direct material, overhead, subcontractors, travel, supplies and other miscellaneous costs. Cost of services for the three months ended June 28, 2013 was $794.6 million, a decrease of $78.5 million, or 9.0%, compared to the three months ended June 29, 2012. The decrease in Cost of services was primarily driven by the reduction in volume discussed above as well as the improvement of consolidated margins resulting from changes in our overall contract mix. The overall change in contract mix drove the reduction in Cost of services as a percentage of revenue to 90.7% for the three months ended June 28, 2013 compared to 90.8% for the three months ended June 29, 2012. See further discussion of the impact of program margins in the "Results by Segment" section below.
Selling, general and administrative expenses ("SG&A") — SG&A primarily relates to functions such as management, legal, financial accounting, contracts and administration, human resources, management information systems, purchasing, and business development. SG&A decreased by $4.2 million, or 10.9%, to $34.1 million during the three months ended June 28, 2013 compared to the three months ended June 29, 2012 primarily as a result of a reduction in legal fees associated with ongoing litigation and costs incurred for contract labor. SG&A as a percentage of revenue remained flat for the three months ended June 28, 2013 compared the three months ended June 29, 2012.
Depreciation and amortization — Depreciation and amortization during the three months ended June 28, 2013 was $12.3 million, a decrease of $0.4 million, or 3.0%, compared to the three months ended June 29, 2012. The decrease was primarily the result of the impairment of certain intangible assets during the fourth quarter of the year ended December 31, 2012 partially offset by additional depreciation expense on fixed assets, including those acquired in conjunction with the acquisition of Heliworks, Inc. during the third quarter of the year ended December 31, 2012.
Earnings from equity method investees — Earnings from equity method investees include our proportionate share of the income of our equity method investees deemed to be operationally integral to our business, such as Partnership for Temporary Housing LLC (“PaTH”), Contingency Response Services LLC (“CRS”), Global Response Services LLC (“GRS”) and GLS. Earnings from operationally integral unconsolidated affiliates for the three months ended June 28, 2013 was $0.9 million, an increase of $0.9 million compared to Earnings from operationally integral unconsolidated affiliates for the three months ended June 29, 2012. The increase was primarily the result of our equity in the earnings of PaTH.

Interest expense — Interest expense for the three months ended June 28, 2013 was $19.8 million, a decrease of $1.9 million, or 8.7%, compared to the three months ended June 29, 2012. The decrease is the result of the reduction of the principal balance of our Term Loan as a result of principal prepayments of $90.0 million during the year ended December 31, 2012.
Other (expense) income, net — Other (expense) income, net consists primarily of our share of earnings from Babcock DynCorp Limited (“Babcock”), as well as gains/losses from foreign currency and asset sales. Other expense, net during the three months ended June 28, 2013 was $2.6 million compared to Other income, net of $1.3 million during the three months ended June 29, 2012.
Income taxes — Our effective tax rate consists of federal and state statutory rates, certain permanent differences and discreet items. The effective tax rate for the three months ended June 28, 2013 was 32.6%, as compared to 35.0% for the three months ended June 29, 2012. The decrease in the effective tax rate was the result of discrete items primarily related to the remeasurement of prior tax positions.

Consolidated Six Months Ended June 28, 2013 compared to the Six Months Ended June 29, 2012
The following tables set forth our unaudited consolidated results of operations, both in dollars and as a percentage of revenue, for the six months ended June 28, 2013 and June 29, 2012:

	Six Months Ended
(Amounts in thousands)	June 28, 2013		June 29, 2012
Revenue	$1,808,630	100.0%	$2,008,155	100.0%
Cost of services	(1,639,699)	(90.7)%	(1,839,701)	(91.6)%
Selling, general and administrative expenses	(69,692)	(3.9)%	(76,475)	(3.8)%
Depreciation and amortization expense	(24,121)	(1.3)%	(25,219)	(1.3)%
Earnings from equity method investees	3,373	0.2%	223	—%
Operating income	78,491	4.3%	66,983	3.3%
Interest expense	(39,001)	(2.2)%	(43,427)	(2.2)%
Loss on early extinguishment of debt	—	—%	(783)	—%
Interest income	46	—%	73	—%
Other (expense) income, net	(460)	—%	4,700	0.2%
Income before income taxes	39,076	2.1%	27,546	1.3%
Provision for income taxes	(13,384)	(0.7)%	(10,351)	(0.5)%
Net income	25,692	1.4%	17,195	0.8%
Noncontrolling interests	(2,349)	(0.1)%	(2,629)	(0.1)%
Net income attributable to Delta Tucker Holdings, Inc.	$23,343	1.3%	$14,566	0.7%
Revenue — Revenue for the six months ended June 28, 2013 was $1,808.6 million, a decrease of $199.5 million, or 9.9%, compared to the six months ended June 29, 2012. The decrease was primarily driven by the reduction in volume experienced within the DynLogistics segment consistent with the drawdown of troops in Afghanistan partially offset by continued growth of the DynAviation. See further discussion of our revenue results in the "Results by Segment" section below.
Cost of services — Cost of services are comprised of direct labor, direct material, overhead, subcontractors, travel, supplies and other miscellaneous costs. Cost of services for the six months ended June 28, 2013 was $1,639.7 million, a decrease of $200.0 million, or 10.9%, compared to the six months ended June 29, 2012. The decrease in Cost of services was driven by the reduction in revenue as well as consolidated margin improvements resulting from the change in the overall contract mix. The overall change in contract mix also drove the reduction in Cost of services as a percentage of revenue to 90.7% for the six months ended June 28, 2013 compared to 91.6% for the six months ended June 29, 2012. See further discussion of the impact of program margins in the "Results by Segment" section below.
Selling, general and administrative expenses ("SG&A") — SG&A primarily relates to functions such as management, legal, financial accounting, contracts and administration, human resources, management information systems, purchasing, and business development. SG&A decreased by $6.8 million, or 8.9%, to $69.7 million during the six months ended June 28, 2013 compared to the six months ended June 29, 2012 primarily as a result of a reduction in legal fees associated with ongoing litigation, contract labor and general advertising costs. SG&A as a percentage of revenue remained relatively flat for the six months ended June 28, 2013 compared to the six months ended June 29, 2012. The slight increase for the six months ended June 29, 2012 was primarily a result of the reduction in revenue out pacing general and administrative cost containment efforts.

Depreciation and amortization — Depreciation and amortization during the six months ended June 28, 2013 was $24.1 million, a decrease of $1.1 million, or 4.4%, compared to the six months ended June 29, 2012. The decrease was primarily the result of the impairment of certain intangible assets during the fourth quarter of the year ended December 31, 2012 partially offset by additional depreciation expense on fixed assets, including those acquired in conjunction with the acquisition of Heliworks, Inc. during the third quarter of the year ended December 31, 2012.
Earnings from equity method investees — Earnings from equity method investees include our proportionate share of the income of our equity method investees deemed to be operationally integral to our business, such as PaTH, CRS, GRS and GLS. Earnings from operationally integral unconsolidated affiliates for the six months ended June 28, 2013 was $3.4 million, an increase of $3.2 million compared to the six months ended June 29, 2012. The increase was primarily the result of equity method income recognized upon the receipt of a $2.6 million dividend distribution from GLS during the six months ended June 28, 2103.
Interest expense — Interest expense for the six months ended June 28, 2013 was $39.0 million, a decrease of $4.4 million, or 10.2%, compared to the six months ended June 29, 2012. The decrease is the result of the reduction of the principal balance of our Term Loan as a result of principal prepayments of $90.0 million during the year ended December 31, 2012.
Other (expense) income, net — Other (expense) income, net consists primarily of our share of earnings from Babcock, as well as gains/losses from foreign currency and asset sales. Other expense, net during the six months ended June 28, 2013 was $0.5 million compared to Other income net of $4.7 million for the six months ended June 29, 2012.
Income taxes — Our effective tax rate consists of federal and state statutory rates, certain permanent differences and discreet items. The effective tax rate for the six months ended June 28, 2013 was 34.3%, as compared to 37.7% for the six months ended June 29, 2012. The decrease in the effective tax rate was the result of discrete items primarily related to the remeasurement of prior tax positions.

Results by Segment – Three Months Ended June 28, 2013 Compared to Three Months Ended June 29, 2012
The following tables set forth the revenue, both in dollars and as a percentage of our consolidated revenue, operating income and operating margin for our operating segments for the three months ended June 28, 2013 and June 29, 2012. The following amounts agree to our segment disclosures in Note 9 to the Delta Tucker Holdings, Inc. unaudited condensed consolidated financial statements included elsewhere in the Quarterly Report on Form 10-Q.

	Three Months Ended
	June 28, 2013		June 29, 2012
(Amounts in thousands)	Revenue	% of Total Revenue	Revenue	% of Total Revenue
DynLogistics	$500,518	57.1%	$647,921	67.4%
DynAviation	380,418	43.4%	313,231	32.6%
Headquarters / Other (1)	(4,414)	(0.5)%	(63)	—%
Consolidated revenue	$876,522	100.0%	$961,089	100.0%

	Operating Income (Loss)	Profit Margin	Operating Income (Loss)	Profit Margin
DynLogistics	$14,328	2.9%	$19,642	3.0%
DynAviation	31,857	8.4%	28,181	9.0%
Headquarters / Other (2)	(9,731)		(10,795)
Consolidated operating income	$36,454		$37,028

(1)	Headquarters revenue primarily represents revenue earned on shared service arrangements for general and administrative services provided to unconsolidated joint ventures.

(2)
Headquarters operating expenses primarily relate to amortization of intangible assets and other costs that are not allocated to segments and are not billable to our U.S. government customers, partially offset by equity method investee income. The DynGlobal associated costs for the three months ended June 28, 2013 are also currently included in Headquarters/Other in support of the bidding and proposal process of business development.

DynLogistics
Revenue of $500.5 million decreased $147.4 million, or 22.8%, for the three months ended June 28, 2013 compared to the three months ended June 29, 2012 primarily as a result of reductions in manning, materials and other direct costs under the Afghan Area of Responsibility ("AOR") under the LOGCAP IV program consistent with the continued drawdown of troops in Afghanistan. Additionally, a decline in the scope of the AMDP program, a reduction in the level of effort on our Navistar Defense and Oshkosh Defense vehicle maintenance programs and a customer driven reduction in scope on the Worldwide Protective Services ("WPS") program contributed to the reduction in revenue over this period.
Operating income of $14.3 million decreased $5.3 million, or 27.1%, for the three months ended June 28, 2013 compared to the three months ended June 29, 2012 primarily as a result of the reduction in revenue discussed above. Operating income as a percentage of revenue decreased slightly to 2.9% for the three months ended June 28, 2013 compared to 3.0% for the three months ended June 29, 2012 primarily due to reduced margins resulting from the reduction in scope on the WPS program partially offset by margin improvements on the LOGCAP contract due to the Afghanistan and Kuwait task orders being converted from a cost-plus-award-fee contract vehicle to a cost-plus-fixed-fee arrangement and operations under the Egyptian Personnel Support Services (“EPSS”) contract, which began in May 2012 and has performed at higher margins than the overall contract mix in the prior year.
DynAviation
Revenue of $380.4 million increased $67.2 million, or 21.4%, for the three months ended June 28, 2013 compared to the three months ended June 29, 2012 primarily as a result of operations under new programs, including the National Aeronautics and Space Administration (“NASA”) Aircraft Maintenance Operational Support (“AMOS”) and T-6 Contractor Operated and Maintained Base Supply (“T-6 COMBS”) contracts, as well as operations under new task orders awarded under the Contract Field Teams (“CFT”) program, including the Robins Air Force Base and 160th Special Operations Aviation Regiment—Airborne (“SOAR-A”) task orders. Additionally, increased demand for our aircraft maintenance and support programs in Saudi Arabia as well as increased demand for flight hours under the Counter Narcoterrorism Technology Program Officer ("CNTPO") contract and an increase in scope under the Theater Aviation Sustainment Management - Europe (“TASM-E”) CFT task order contributed to the increase in revenue.
Operating income of $31.9 million increased $3.7 million, or 13.0%, for the three months ended June 28, 2013 compared to the three months ended June 29, 2012 primarily as a result of the increase in revenue discussed above. Operating income as a percentage of revenue decreased to 8.4% for the three months ended June 28, 2013 compared to 9.0% for the three months ended June 29, 2012 primarily as a result of a reduction in margins on the Counter Narcoterrorism Technology Program Office ("CNTPO") and additional cost incurred to expand Heliworks, Inc., which we acquired in July 2012. These reductions were partially offset by an increase in volume of higher margin deliverables under the INL Air Wing program as well as margin improvements on certain task orders under the CFT program, including the Robins Air Force Base, Solomon's Island, Regional Aviation Sustainment Maintenance - West Region ("RASM-W") and TASM-E task orders.

Results by Segment – Six Months Ended June 28, 2013 Compared to Six Months Ended June 29, 2012
The following tables set forth the revenue, both in dollars and as a percentage of our consolidated revenue, operating income and operating margin for our operating segments for the six months ended June 28, 2013 and June 29, 2012.
The following amounts agree to our segment disclosures in Note 9 to the Delta Tucker Holdings, Inc. unaudited condensed consolidated financial statements included elsewhere in the Quarterly Report on Form 10-Q.

	Six Months Ended
	June 28, 2013		June 29, 2012
(Amounts in thousands)	Revenue	% of Total Revenue	Revenue	% of Total Revenue
DynLogistics	$1,067,575	59.0%	$1,385,584	69.0%
DynAviation	748,094	41.4%	619,646	30.9%
Headquarters / Other (1)	(7,039)	(0.4)%	2,925	0.1%
Consolidated revenue	$1,808,630	100.0%	$2,008,155	100.0%

	Operating Income (Loss)	Profit Margin	Operating Income (Loss)	Profit Margin
DynLogistics	$32,857	3.1%	$40,185	2.9%
DynAviation	64,618	8.6%	50,688	8.2%
Headquarters / Other (2)	(18,984)		(23,890)
Consolidated operating income	$78,491		$66,983

(1)	Headquarters revenue primarily represents revenue earned on shared service arrangements for general and administrative services provided to unconsolidated joint ventures.

(2)
Headquarters operating expenses primarily relate to amortization of intangible assets and other costs that are not allocated to segments and are not billable to our U.S. government customers, partially offset by equity method investee income. The DynGlobal associated costs for the three months ended June 28, 2013 are also currently included in Headquarters/Other in support of the bidding and proposal process of business development.

DynLogistics
Revenue of $1,067.6 million decreased $318.0 million, or 23.0%, for the six months ended June 28, 2013 compared to the six months ended June 29, 2012 primarily as a result of reductions in manning, materials and other direct costs under the Afghan AOR under the LOGCAP IV program consistent with our expectation of reduced volume resulting from the continued drawdown of troops in Afghanistan. Additionally, a decline in the scope of the AMDP program, the completion of the CivPol task order in Iraq, a reduction in the level of effort on the Navistar Defense and Oshkosh Defense programs and a customer driven reduction in scope on the WPS program contributed to the reduction in revenue over this period. These reductions were partially offset by operations under the EPSS contract, which began in May 2012, as well as the collection of the remainder of our Request for Equitable Adjustment (“REA”) related to the Africa Peacekeeping Security Sector Transformation (“APK-SST”) task order in the Republic of the Sudan.
Operating income of $32.9 million decreased $7.3 million, or 18.2%, for the six months ended June 28, 2013 compared to the six months ended June 29, 2012 primarily as a result of the reduction in revenue discussed above. Operating income as a percentage of revenue increased to 3.1% for the six months ended June 28, 2013 compared to 2.9% for the six months ended June 29, 2012 primarily as a result of the increase in vehicle deliveries under the Palestinian Security Sector task order under the CivPol contract, operations under the EPSS contract, which began in May 2012 and has performed at higher margins than the overall contract mix in the prior year, and the collection of the remainder of our REA related to the APK-SST task order with no associated cost. Additionally, operating margins improved due to operations under the WPS and Bondsteel contracts performing at higher margins during the six months ended June 28, 2013 as a result of the forward operating losses recognized on these contracts during the same period in the prior year.

DynAviation
Revenue of $748.1 million increased $128.4 million, or 20.7%, for the six months ended June 28, 2013 compared to the six months ended June 29, 2012. The change was primarily the result of operations under new programs, including the NASA AMOS and T-6 COMBS contracts, as well as operations under new task orders awarded under the CFT program, including the Robins Air Force Base and 160th SOAR-A task orders. Additionally, increased demand for flight hours under the CNTPO contract as well as an increase in manning levels under the TASM-E CFT task order contributed to the increase in revenue. These increases were partially offset by a slight reduction in demand under the INL program.
Operating income of $64.6 million increased $13.9 million, or 27.5%, for the six months ended June 28, 2013 compared to the six months ended June 29, 2012 primarily as a result of the increase in revenue discussed above. Operating income as a percentage of revenue increased to 8.6% for the six months ended June 28, 2013 compared to 8.2% for the six months ended June 29, 2012 primarily as a result of overall margin improvements resulting from operations under certain new programs, including the T-6 COMBS contract as well as the Robins Air Force Base CFT task order, performing at higher margins than the overall contract mix in the prior year.

Liquidity and Capital Resources
Cash generated by operations and borrowings available under our Senior Credit Facility are our primary sources of short-term liquidity (refer to Note 7 to the Delta Tucker Holdings, Inc. unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more detail). We believe our cash flow from operations and our available borrowings will be adequate to meet our liquidity needs for the next twelve months. However, access to our Revolver is dependent upon our meeting financial and non-financial covenants, summarized below, and our cash flow from operations is heavily dependent upon billing and collection of our accounts receivable and we have seen an increase in the days to receive customer payments so far in 2013. Significant changes, such as an additional CR or any other limitations in collections or loss of our ability to access our revolver, could materially impact liquidity and our ability to fund our working capital needs. Our primary use of short-term liquidity includes debt service and working capital needs sufficient to pay for materials, labor, services or subcontractors prior to receiving payments from our customers. There can be no assurance that sufficient capital will continue to be available in the future or that it will be available at terms acceptable to us. Failure to meet covenant obligations could result in elimination of access to our Senior Credit Facility, which would materially affect our future expansion strategies and our ability to meet our operational obligations. Although we operate internationally, virtually all of our cash is held by either U.S. entities or by foreign entities, which are structured as pass through entities. As a result, we do not have significant risk associated with our ability to repatriate cash.
Management believes Days Sales Outstanding ("DSO") is an appropriate way to measure our billing and collections effectiveness. DSO measures the efficiency in collecting our receivables as of the period end date and is calculated based on average daily revenue for the most recent quarter and accounts receivable, net of customer advances, as of the balance sheet date. DSO was 73 days and 69 days as of June 28, 2013 and December 31, 2012, respectively. The increase in DSO was primarily driven by longer payment cycles by our customers.
We expect our cash position to remain strong throughout the remainder of the year ending December 31, 2013 as we continue to focus on working capital management and growth in our business. We expect cash to continue to be impacted by interest payments on the Senior Credit Facility and the Senior Unsecured Notes and anticipate that we will voluntarily make $50.0 million in principal prepayments on the Senior Credit Facility during the remainder of the year ending December 31, 2013. Interest payments throughout the year ending December 31, 2013 are expected to be lower relative to the year ended December 31, 2012 as a result of the $90.0 million in principal payments made during 2012.

Cash Flow Analysis

	Six Months Ended
(Amounts in thousands)	June 28, 2013	June 29, 2012
Net cash provided by operating activities	$50,911	$52,757
Net cash (used in) provided by investing activities	(2,841)	807
Net cash used in financing activities	(30,996)	(46,188)
Cash Flows
Cash provided by operating activities during the six months ended June 28, 2013 was $50.9 million as compared to cash provided by operating activities of $52.8 million during the six months ended June 29, 2012. Cash provided by operations for the six months ended June 28, 2013 was primarily due to higher net income and working capital improvements resulting from the collection of accounts receivable and utilization of prepaid expenses partially offset by cash expended to reduce accounts payable. Cash provided by operating activities during the six months ended June 29, 2012 was primarily the result of the release of restricted cash, the utilization of prepaid expenses and the increase in accounts payable partially offset by the growth in revenue out-pacing collections on our accounts receivable.
Cash used in investing activities during the six months ended June 28, 2013 was $2.8 million as compared to cash used in investing activities during the six months ended June 29, 2012 of $0.8 million. Cash used in investing activities during the six months ended June 28, 2013 was primarily due to the purchase of fixed assets and software. Cash provided by investing activities during the six months ended June 29, 2012 was primarily the result of the return of capital from our Partnership for Temporary Housing (“PaTH”) joint venture partially offset by fixed asset and software purchases.
Cash used in financing activities during the six months ended June 28, 2013 was $31.0 million compared to $46.2 million of cash provided by financing activities during the six months ended June 29, 2012. Cash used in financing activities during the six months ended June 28, 2013 was primarily the result of payments related to financed insurance. Cash used in financing activities during the six months ended June 29, 2012 was primarily the result of a $30.0 million prepayment on our Term Loan.

Financing
As of June 28, 2013, our debt was comprised of (i) $455.0 million of Senior Unsecured Notes and (ii) $327.3 million of the term loan facility (the "Term Loan") principal associated with our Senior Credit Facility. The Senior Credit Facility also contains a $181.0 million revolving credit facility (the "Revolver") under which we had borrowings during the six months ended June 28, 2013 with the maximum amount borrowed of $60.1 million. These borrowings were for working capital requirements resulting primarily from the timing of customer collections and vendor disbursements. As of June 28, 2013 and December 31, 2012, we had no outstanding Revolver borrowings. As of June 28, 2013 and December 31, 2012, the additional available borrowing capacity under the Senior Credit Facility was approximately $143.4 million and $111.7 million, respectively, which gives effect to $37.6 million and $38.3 million, respectively, in letters of credit.
The Senior Credit Facility includes the $327.3 million Term Loan and the $181.0 million Revolver running from July 7, 2010 through July 7, 2016. Pursuant to the Senior Credit facility, quarterly principal payments on the Term Loan are required. However, certain principal prepayments made during the year ended December 30, 2011 were applied to the future scheduled maturities and satisfied our responsibility to make quarterly principal payments through maturity.
We incur quarterly interest payments on both the Term Loan and the Revolver comprised of (i) Revolver borrowings, (ii) letter of credit commitments and (iii) unused commitment fees. See Note 7 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information related to the Senior Credit Facility.
The Senior Unsecured Notes carry $455.0 million of principal with a 10.375% interest rate. This Indenture runs from July 7, 2010 through July 1, 2017 with the entire principal balance due on July 1, 2017. The interest payments are payable semi-annually on January 1st and July 1st. The first interest payment was made in January 2011.
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
The weighted-average interest rate as of June 28, 2013 for our debt was 8.6%, excluding the impact of deferred financing fees. There were no interest rate hedges in place during the three months ended June 28, 2013.
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
In addition, the Senior Credit Facility stipulates a maximum total leverage ratio, as defined in the Senior Credit Facility, and a minimum interest coverage ratio, as defined in the Senior Credit Facility, that must be maintained. As of June 28, 2013 and December 31, 2012, we were in compliance with our financial covenants.
The total leverage ratio is the Consolidated Total Debt, as defined in the Senior Credit Facility, less unrestricted cash and cash equivalents (up to $75.0 million) to Consolidated Earnings Before Interest Taxes Depreciation and Amortization ("Consolidated EBITDA"), as defined in the Senior Credit Facility, for the applicable period. Our total leverage ratio cannot be greater than 5.0 to 1.0 through the period ending June 28, 2013, after which, the maximum total leverage diminishes quarterly or semi-annually.
The interest coverage ratio is the ratio of Consolidated EBITDA to Consolidated Interest Expense, as defined in the Senior Credit Facility. The interest coverage ratio must not be less than 2.0 to 1.0 through the period ending June 27, 2014, after which, the minimum total interest coverage ratio increases quarterly or semi-annually thereafter.

In the event we fail to comply with the covenants specified in the Senior Credit Facility and the Indenture governing our Senior Unsecured Notes, we may be in default. As of June 28, 2013 and December 31, 2012, the Company was in compliance with all of its debt agreements.

Non-GAAP Measures
We define EBITDA as Generally Accepted Accounting Principles ("GAAP") net income attributable to Delta Tucker Holdings, Inc. adjusted for interest expense, taxes and depreciation and amortization. Adjusted EBITDA is calculated by adjusting EBITDA for the items described in the table below. We use EBITDA and Adjusted EBITDA as supplemental measures in the evaluation of our business and believe that EBITDA and Adjusted EBITDA provide a meaningful measure of operational performance on a consolidated basis because it eliminates the effects of period to period changes in taxes, costs associated with capital investments and interest expense and is consistent with one of the measures we use to evaluate management’s performance for incentive compensation. In addition, Adjusted EBITDA as presented in the table below corresponds to the definition of Consolidated EBITDA used in the Senior Secured Credit Facilities and the definition of EBITDA used in the Indenture governing the Senior Unsecured Notes to test the permissibility of certain types of transactions, including debt incurrence. Neither EBITDA nor Adjusted EBITDA is a financial measure calculated in accordance with GAAP. Accordingly, they should not be considered in isolation or as substitutes for net income attributable to Delta Tucker Holdings, Inc. or other financial measures prepared in accordance with GAAP.
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

The following table provides a reconciliation of net income attributable to Delta Tucker Holdings, Inc. and EBITDA and Adjusted EBITDA for the periods included below:

Delta Tucker Holdings, Inc. Unaudited Adjusted EBITDA

	Three Months Ended		Six Months Ended
(Amounts in thousands)	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Net income attributable to Delta Tucker Holdings, Inc.	$8,342	$8,991	$23,343	$14,566
Provision for income taxes	4,588	5,555	13,384	10,351
Interest expense, net of interest income	19,810	21,701	38,955	43,354
Depreciation and amortization (1)	12,710	13,084	24,998	26,040
EBITDA	45,450	49,331	100,680	94,311
Non-recurring or unusual gains or losses or income or expenses and non-cash impairments (2)	41	1,547	592	1,762
Changes due to fluctuation in foreign exchange rates	(183)	(179)	(320)	(99)
Earnings(loss) from affiliates not received in cash (3)	2,794	1,994	850	(1,107)
Employee non-cash compensation, severance, and retention expense	1,309	386	1,397	1,310
Management fees (4)	346	268	820	445
Acquisition accounting and Merger-related items (5)	(1,092)	(1,458)	(1,961)	(3,309)
Other	(41)	(52)	(135)	(94)
Adjusted EBITDA	$48,624	$51,837	$101,923	$93,219

(1)	Amount includes certain depreciation and amortization amounts which are classified as Cost of services in our Unaudited Condensed Consolidated Statements of Operations.

(2)	Includes certain unusual income and expense items, as defined in the Indenture and Senior Credit Facility.

(3)	Represents the difference between trailing twelve months of income booked from unconsolidated affiliates and the cash received from the affiliates during the same period.
(4) Amount includes management fees paid to Cerberus Operations and Advisory Company.

(5)	Includes the amortization of intangibles arising pursuant to ASC 805 - Business Combination.

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
For a discussion of our critical accounting policies and estimates please refer to "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and the notes to the Delta Tucker Holdings, Inc. consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Any material changes to our accounting policies and estimates, including estimates related to goodwill, from those described in our Annual Report on Form 10-K for the year ended December 31, 2012 are further discussed in Note 1 and Note 3 to the Delta Tucker Holdings, Inc. unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Accounting Developments
The information regarding recent accounting pronouncements is included in Note 1 to the Delta Tucker Holdings, Inc. unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There has been no significant change in our exposure to market risk during the three months ended June 28, 2013. For discussion of our exposure to market risk, refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 4. CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures. The Company maintains disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within the specified time periods and accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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

ITEM 1A. RISK FACTORS.
There have been no material changes in risk factors from those described in "Risk Factors" disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5. OTHER INFORMATION.
None.

ITEM 6. EXHIBITS.
The following exhibits are filed as part of, or incorporated by reference into, the Quarterly Report on Form 10-Q.

Exhibit No.	Description

10.1
Amendment No. 3, dated as of June 19, 2013, to the Credit Agreement, dated as of July 7, 2010, among DynCorp International, Holdings, the other Guarantors party thereto, the several banks and other financial institutions or entities from time to time parties thereto and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to Delta Tucker Holdings, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 25, 2013).

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

Date:	August 9, 2013	DELTA TUCKER HOLDINGS, INC.

/s/ William T. Kansky
William T. Kansky
Senior Vice President and Chief Financial Officer