Form 10-Q
period 2013-09-27
Delta Tucker Holdings, Inc.
filed 2013-11-12
CIK 1514226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☑
As of November 12, 2013, the registrant had 100 shares of its Class A common stock outstanding.

Delta Tucker Holdings, Inc.

Disclosure Regarding Forward-Looking Information
This Quarterly Report on Form 10-Q contains various forward-looking statements regarding future events and our future results that are subject to the safe harbors created by the Private Securities Litigation Reform Act of 1995 under the Securities Act of 1933 (the "Securities Act") and the Securities Exchange Act of 1934 (the "Exchange Act"). Without limiting the foregoing, the words "believes," "thinks," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. Forward-looking statements involve risks and uncertainties. Statements regarding the amount of our backlog and estimated total contract values are other examples of forward-looking statements. We caution that these statements are further qualified by important economic, competitive, governmental, international and technological factors that could cause our business, strategy, projections or actual results or events to differ materially, or otherwise, from those in the forward-looking statements. These factors, risks and uncertainties include, among others, the following:

•	the future impact of mergers, acquisitions, divestitures, joint ventures or teaming agreements;

•	our substantial level of indebtedness and changes in availability of capital and cost of capital;

•	the outcome of any material litigation, government investigation, audit or other regulatory matters;

•	restatement of our financial statements causing credit ratings to be downgraded or covenant violations under our debt agreements;

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

Calendar Year
We report the results of our operations using a basis where each quarterly period ends on the last Friday of the calendar quarter, except for the fourth quarter of the fiscal year, which ends on December 31. Included in this Quarterly Report are our unaudited condensed consolidated statements of operations and comprehensive income for the three and nine months ended September 27, 2013 and September 28, 2012, the related statements of equity and cash flows for the nine months ended September 27, 2013 and September 28, 2012 and the unaudited condensed consolidated balance sheets as of September 27, 2013 and December 31, 2012.

PART I. FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS.

Delta Tucker Holdings, Inc.
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
(Amounts in thousands)	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
Revenue	$766,785	$1,010,314	$2,575,415	$3,018,469
Cost of services	(706,308)	(917,138)	(2,346,007)	(2,756,839)
Selling, general and administrative expenses	(34,179)	(40,347)	(103,871)	(116,822)
Depreciation and amortization expense	(12,046)	(12,375)	(36,167)	(37,594)
Earnings from equity method investees	295	315	3,668	538
Impairment of goodwill	(28,824)	(30,859)	(28,824)	(30,859)
Operating (loss) income	(14,277)	9,910	64,214	76,893
Interest expense	(19,720)	(22,011)	(58,721)	(65,438)
Loss on early extinguishment of debt	(230)	(696)	(230)	(1,479)
Interest income	31	21	77	94
Other income (expense), net	337	68	(124)	4,768
(Loss) income before income taxes	(33,859)	(12,708)	5,216	14,838
Benefit (provision) for income taxes	1,991	(1,393)	(11,393)	(11,744)
Net (loss) income	(31,868)	(14,101)	(6,177)	3,094
Noncontrolling interests	(1,197)	(1,693)	(3,546)	(4,322)
Net loss attributable to Delta Tucker Holdings, Inc.	$(33,065)	$(15,794)	$(9,723)	$(1,228)
See notes to unaudited condensed consolidated financial statements

Delta Tucker Holdings, Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended		Nine Months Ended
(Amounts in thousands)	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
Net (loss) income	$(31,868)	$(14,101)	$(6,177)	$3,094
Other comprehensive loss:
Currency translation adjustment	57	296	(398)	147
Other comprehensive income (loss), before tax	57	296	(398)	147
Income tax (provision) benefit related to items of other comprehensive (loss) income	(20)	(106)	143	(54)
Other comprehensive income (loss)	37	190	(255)	93
Comprehensive (loss) income	(31,831)	(13,911)	(6,432)	3,187
Comprehensive loss attributable to noncontrolling interests	(1,197)	(1,693)	(3,546)	(4,322)
Comprehensive loss attributable to Delta Tucker Holdings, Inc.	$(33,028)	$(15,604)	$(9,978)	$(1,135)

See notes to unaudited condensed consolidated financial statements

Delta Tucker Holdings, Inc.
Unaudited Condensed Consolidated Balance Sheets

	As of
(Amounts in thousands, except share data)	September 27, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$41,762	$118,775
Restricted cash	1,659	1,659
Accounts receivable, net of allowances of $2,401 and $1,481 respectively	729,944	780,613
Prepaid expenses and other current assets	71,682	79,223
Total current assets	845,047	980,270
Property and equipment, net	23,189	26,207
Goodwill	575,228	604,052
Tradenames, net	43,510	43,643
Other intangibles, net	236,286	266,534
Other assets, net	41,123	50,010
Total assets	$1,764,383	$1,970,716
LIABILITIES
Current liabilities:
Current portion of long-term debt	$—	$637
Accounts payable	191,800	287,350
Accrued payroll and employee costs	112,183	127,811
Deferred tax liabilities, net	30,143	59,032
Accrued liabilities	144,115	202,463
Income taxes payable	17,845	4,071
Total current liabilities	496,086	681,364
Long-term debt, less current portion	767,272	782,272
Long-term deferred taxes, net	60,935	50,303
Other long-term liabilities	5,918	11,023
Total liabilities	1,330,211	1,524,962
EQUITY
Common stock, $0.01 par value – 1,000 shares authorized and 100 shares issued and outstanding at September 27, 2013 and December 31, 2012, respectively.	—	—
Additional paid-in capital	549,547	549,322
Accumulated deficit	(121,586)	(111,863)
Accumulated other comprehensive (loss) income	(172)	83
Total equity attributable to Delta Tucker Holdings, Inc.	427,789	437,542
Noncontrolling interests	6,383	8,212
Total equity	434,172	445,754
Total liabilities and equity	$1,764,383	$1,970,716
See notes to unaudited condensed consolidated financial statements

Delta Tucker Holdings, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
(Amounts in thousands)	September 27, 2013	September 28, 2012
Cash flows from operating activities
Net (loss) income	$(6,177)	$3,094
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,470	38,785
Loss on early extinguishment of debt	230	1,479
Amortization of deferred loan costs	5,154	5,788
Impairment of goodwill	28,824	30,859
Earnings from equity method investees	(3,013)	(4,876)
Distributions from affiliates	5,983	2,267
Deferred income taxes	(18,255)	7,139
Other	(1,756)	(4,394)
Changes in assets and liabilities:
Restricted cash	—	9,114
Accounts receivable	49,415	(24,261)
Prepaid expenses and other current assets	5,876	(12,537)
Accounts payable and accrued liabilities	(148,390)	6,983
Income taxes payable	14,394	5,808
Net cash (used in) provided by operating activities	(30,245)	65,248
Cash flows from investing activities
Purchase of property and equipment	(1,654)	(4,543)
Proceeds from sale of property, plant and equipment	177	7
Heliworks acquisition, net of cash acquired	—	(11,056)
Purchase of software	(2,681)	(2,066)
Return of capital from equity method investees	1,549	9,154
Contributions to equity method investees	(30)	(1,479)
Net cash (used in) investing activities	(2,639)	(9,983)
Cash flows from financing activities
Borrowings on long-term debt	573,200	304,200
Payments on long-term debt	(588,837)	(364,200)
Payment of deferred financing costs	(2,139)	—
Borrowings related to financed insurance	5,133	62,581
Payments related to financed insurance	(27,902)	(38,541)
Payment of dividends to noncontrolling interests	(3,584)	(2,119)
Net cash used in financing activities	(44,129)	(38,079)
Net (decrease) increase in cash and cash equivalents	(77,013)	17,186
Cash and cash equivalents, beginning of period	118,775	70,205
Cash and cash equivalents, end of period	$41,762	$87,391

Income tax paid/(refund received), net	$7,942	$(1,080)
Interest paid	$65,285	$69,017
See notes to unaudited condensed consolidated financial statements

Delta Tucker Holdings, Inc.
Unaudited Condensed Consolidated Statements of Equity

(Amounts in thousands)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Total Equity Attributable to Delta Tucker Holdings, Inc.	Noncontrolling Interest	Total Equity
Balance at December 30, 2011 As Restated	—	$—	$550,951	$(102,926)	$(59)	$447,966	$5,186	$453,152
Comprehensive (loss) income attributable to Delta Tucker Holdings, Inc.	—	—	—	(1,228)	93	(1,135)	—	(1,135)
Noncontrolling interests	—	—	—	—	—	—	4,322	4,322
DIFZ financing, net of tax	—	—	407	—	—	407	—	407
Distribution to affiliates of Parent	—	—	(1,998)	—	—	(1,998)	696	(1,302)
Dividends declared to noncontrolling interests	—	—	—	—	—	—	(3,316)	(3,316)
Balance at September 28, 2012	—	$—	$549,360	$(104,154)	$34	$445,240	$6,888	$452,128

(Amounts in thousands)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity Attributable to Delta Tucker Holdings, Inc.	Noncontrolling Interest	Total Equity
Balance at December 31, 2012	—	$—	$549,322	$(111,863)	$83	$437,542	$8,212	$445,754
Comprehensive (loss) attributable to Delta Tucker Holdings, Inc.	—	—	—	(9,723)	(255)	(9,978)	—	(9,978)
Noncontrolling interests	—	—	—	—	—	—	3,546	3,546
DIFZ financing, net of tax	—	—	225	—	—	225	—	225
Dividends declared to noncontrolling interests	—	—	—	—	—	—	(5,375)	(5,375)
Balance at September 27, 2013	—	$—	$549,547	$(121,586)	$(172)	$427,789	$6,383	$434,172
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
Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, we believe that all disclosures are adequate and do not make the information presented misleading. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
In the opinion of management, all adjustments necessary to fairly present our financial position as of September 27, 2013 and December 31, 2012, the results of operations and statements of comprehensive income for the three and nine months ended September 27, 2013 and September 28, 2012 and the statements of equity and cash flows for the nine months ended September 27, 2013 and September 28, 2012 have been included. The results of operations and the statements of comprehensive income for the three and nine months ended September 27, 2013 and September 28, 2012 and the statements of equity and cash flows for the nine months ended September 27, 2013 and September 28, 2012 are not necessarily indicative of the results to be expected for the full calendar year or for any future periods. We use estimates and assumptions required for preparation of the financial statements. The estimates are primarily based on historical experience and business knowledge and are revised as circumstances change. Our actual results may differ from these estimates.
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
The following table presents the aggregate gross favorable and unfavorable adjustments to income before income taxes resulting from changes in estimates for the three and nine months ended September 27, 2013 and September 28, 2012.

	Three Months Ended		Nine Months Ended
(Amounts in millions)	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
Gross favorable adjustments	$11.2	$14.4	$36.5	$29.4
Gross unfavorable adjustments	(16.6)	(2.1)	(37.5)	(7.7)
Net adjustments	$(5.4)	$12.3	$(1.0)	$21.7
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
Prepaid expenses and other current assets — Prepaid expenses and other current assets were:

	As Of
(Amounts in thousands)	September 27, 2013	December 31, 2012
Prepaid expenses	$27,389	$40,474
Prepaid income taxes	525	376
Inventories	25,706	16,330
Aircraft parts inventory held on consignment	2,430	2,676
Work-in-process inventory	3,311	9,371
Joint venture receivables	2,172	1,248
Other current assets	10,149	8,748
Total prepaid expenses and other current assets	$71,682	$79,223
Prepaid expenses include prepaid insurance, prepaid vendor deposits, and prepaid rent, none of which individually exceed 5% of current assets.
Included in inventory as of September 27, 2013 and December 31, 2012, are seven helicopters, valued at $8.2 million, which were not deployed on existing programs. Aircraft parts inventory held on consignment represents $2.4 million and $2.7 million in inventory related to our former Life Cycle Support Services ("LCCS") Navy contract as of September 27, 2013 and December 31, 2012, respectively. Work-in-process inventory includes equipment for vehicle modifications and other deferred costs related to certain contracts. We value our inventory at lower of cost or market.
Property and equipment, net — Property and equipment, net were:

	As Of
(Amounts in thousands)	September 27, 2013	December 31, 2012
Helicopters	$11,509	$11,497
Computers and other equipment	13,309	13,045
Leasehold improvements	10,863	10,026
Office furniture and fixtures	4,935	4,877
Gross property and equipment	40,616	39,445
Less accumulated depreciation	(17,427)	(13,238)
Total property and equipment, net	$23,189	$26,207
Depreciation expense, including certain depreciation amounts classified as Cost of services, was $1.5 million and $4.4 million during the three and nine months ended September 27, 2013, respectively. Depreciation expense, including certain depreciation amounts classified as Cost of services, was $1.4 million and $4.3 million during the three and nine months ended September 28, 2012, respectively.
Other assets, net — Other assets, net were:

	As Of
(Amounts in thousands)	September 27, 2013	December 31, 2012
Deferred financing costs, net	$19,673	$22,918
Investment in affiliates	14,835	20,348
Palm promissory note, long-term portion	2,988	4,037
Other	3,627	2,707
Total other assets, net	$41,123	$50,010
Deferred financing costs are amortized through interest expense. Amortization related to deferred financing costs was $1.6 million and $5.2 million during the three and nine months ended September 27, 2013, respectively. Amortization related to deferred financing costs was $1.9 million and $5.8 million during the three and nine months ended September 28, 2012, respectively. Deferred financing costs for the nine months ended September 27, 2013 and September 28, 2012 were reduced by $0.2 million and $1.5 million, related to the pro rata write–off of deferred financing costs to loss on early extinguishment of debt as a result of the $15.0 million and $60.0 million in principal prepayments made on the term loan facility during the nine months ended September 27, 2013 and September 28, 2012, respectively. See Note 7 for further discussion of our debt.
Accrued payroll and employee costs — Accrued payroll and employee costs were:

	As Of
(Amounts in thousands)	September 27, 2013	December 31, 2012
Wages, compensation and other benefits	$88,758	$105,293
Accrued vacation	22,354	21,484
Accrued contributions to employee benefit plans	1,071	1,034
Total accrued payroll and employee costs	$112,183	$127,811
Accrued liabilities — Accrued liabilities were:

	As Of
(Amounts in thousands)	September 27, 2013	December 31, 2012
Customer liabilities	$30,355	$39,954
Accrued insurance	49,748	62,670
Accrued interest	12,838	24,847
Unrecognized tax benefit	8,868	—
Unfavorable contract liability	1,143	4,572
Contract losses	11,130	9,948
Legal matters	4,622	12,772
Subcontractor retention	5,851	8,448
Financed insurance	3,697	26,466
Other	15,863	12,786
Total accrued liabilities	$144,115	$202,463
Customer liabilities are primarily due to amounts received from customers in excess of revenue recognized. Other is comprised primarily of accrued rent and workers' compensation related claims and other balances that are not individually material to the consolidated financial statements. Legal matters include reserves related to various lawsuits and claims that arise in the normal course of business. See Note 8 for further discussion.
Other long-term liabilities — Other long-term liabilities were:

	As Of
(Amounts in thousands)	September 27, 2013	December 31, 2012
Unrecognized tax benefit, net	$—	$3,293
Unfavorable lease accrual	1,839	4,504
Other	4,079	3,226
Total other long-term liabilities	$5,918	$11,023
During the quarter ended September 27, 2013, we restructured our facilities footprint in Virginia to better position the Company operationally for the future.  In connection with this restructuring plan, the Company entered into a rental agreement to lease property in Tysons Corner, Virginia.
During the fourth quarter of calendar year 2013, the Company plans to vacate the properties currently occupied at various locations and will consolidate to the new Tysons Corner location. We expect the costs associated with vacating these properties, such as lease vacancy obligations, net of estimated sublease rental assumptions, to be approximately $7.5 million.
As a result of the restructuring plan, we paid $3.2 million in relocation expenses in order to better position our executive presence in our Texas facilities.  We also recorded a postemployment benefit expense of $4.2 million related to severance in accordance with ASC 712 - Compensation. These charges were primarily related to the workforce reduction initiatives implemented during the year. Both charges were included in Selling, general and administrative expenses in the statements of operations.

Note 3 — Goodwill and Other Intangible Assets
In April 2013, the Company amended its organizational structure to improve efficiencies within existing businesses, capitalize on new opportunities and continue international growth while expanding the commercial business. The Company's previous operating and reporting segments were re-aligned into three reporting and operating segments DynAviation, DynLogistics and DynGlobal. DynAviation and DynLogistics provide services domestically and in foreign countries primarily under contracts with the U.S. government. The initial focus of DynGlobal is the pursuit and growth of international and commercial business.
Our current structure now includes six reporting units for which we assess goodwill for potential impairment. Our DynAviation segment includes two reporting units, our DynLogistics segment includes four reporting units and there is no goodwill recorded at the DynGlobal segment. The amendment in the Company's organizational structure did not result in any reallocation of goodwill.
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
We derive substantially all of our revenue from contracts and subcontracts with the U.S. government and its agencies. Funding for our programs is dependent upon the annual budget and the appropriation decisions assessed by Congress, which are beyond our control. Estimates and judgments made by management, as it relates to the fair value of our reporting units or indefinite-lived intangible assets, could be impacted by the continued uncertainty over the defense industry. As of the nine months ended September 27, 2013, with the US government fiscal year 2014 beginning, Congress reached an impasse in its efforts to bring resolution to the larger budgetary issues related to the debt and deficit that would undo sequestration and provide the desired clarity on defense spending. Congress was only able to agree to a short-term continuing resolution (CR) funding the government at the fiscal year 2013 sequester level through January 15, 2014 and suspended the statutory limit on the amount of permissible federal debt through February 7, 2014. It is unclear when or if annual appropriations bills will be enacted for the fiscal year 2014. The U.S. government may operate under a CR for all of 2014, restricting the start of new contracts or programs that year. Congressional appropriation and authorization of the fiscal year 2014 spending, including defense spending, and the application of sequestration remain marked by significant debate and an uncertain schedule. Congress and the Administration also continue to debate the debt ceiling, among other fiscal issues, as they negotiate plans for long-term national fiscal policy. The outcome of these debates could have a significant impact on future defense spending broadly and the Company's programs and could potentially result in an impairment of our goodwill.
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
In accordance with ASC 350 - Intangibles-Goodwill and Other, we assess goodwill and other intangible assets with indefinite lives for impairment annually in October and when an event occurs or circumstances change that would suggest a triggering event. If a triggering event is identified, a step one assessment is performed to identify any possible goodwill impairment in the period in which the event is identified.
During the three months ended September 27, 2013, the Company learned that its pursuit of a significant business opportunity within the Intelligence & Security ("IS") reporting unit of the DynLogistics segment was unsuccessful. This reporting unit's projections included significant estimates related to the new business opportunity. Additionally, other significant new business pursuits became less probable due to competitor protest and other factors. The Company concluded the change in circumstances represented a triggering event and a step one assessment was performed to identify any possible goodwill impairment.
The first step of the impairment test indicated the carrying value of the IS reporting unit was less than the fair value. We performed step two of the impairment test and determined that the goodwill at the IS reporting unit was partially impaired. As a result, a non-cash impairment charge of approximately $28.8 million was recorded during the three months ended September 27,

2013 to impair the carrying value of the IS reporting unit goodwill. The impairment charge has been presented separately in the unaudited condensed consolidated statement of operations.
Further, the current projections for one of the reporting units within the DynAviation segment, with $293.4 million in goodwill as of September 27, 2013, are currently dependent upon a single contract. Any negative changes to this contract, such as the loss of the contract during re-compete or notification from the customer of de-scoping of work to be performed under the contract, could result in operating results that differ from our projected forecasts, resulting in a triggering event and possible subsequent impairment of the reporting unit. Besides the IS reporting unit discussed above, there were no indicators of goodwill impairment in the remaining reporting units as of September 27, 2013.
In connection with our annual assessment of goodwill during the fourth quarter of calendar year 2013, we will update our key assumptions, including our forecasts of revenue and income for each reporting unit. There can be no assurance that the revenue estimates and assumptions regarding forecasted cash flows, the period or strength of the U.S. defense spending, including the impact of sequestration as well as the uncertainty around the CR or other inputs used in forecasting the present value of forecasted cash flows will prove to be accurate projections of future performance.
The carrying amount of goodwill for each of our segments as of September 27, 2013 was as follows:

(Amounts in thousands)	DynAviation	DynLogistics	Total
Goodwill balance as of December 31, 2012	$442,393	$161,659	$604,052
Changes between January 1, 2013 and September 27, 2013	—	(28,824)	(28,824)
Goodwill balance as of September 27, 2013	$442,393	$132,835	$575,228

The following tables provide information about changes relating to certain intangible assets:

	As of September 27, 2013
(Amounts in thousands, except years)	Weighted Average Remaining Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net
Other intangible assets:
Customer-related intangible assets	5.8	$350,912	$(128,341)	$222,571
Other
Finite-lived	6.3	21,823	(13,167)	8,656
Indefinite-lived		$5,059	$—	$5,059
Total other intangibles		$377,794	$(141,508)	$236,286

Tradenames:
Finite-lived	1.6	$869	$(580)	$289
Indefinite-lived		43,221	—	43,221
Total tradenames		$44,090	$(580)	$43,510

	As of December 31, 2012
(Amounts in thousands, except years)	Weighted Average Remaining Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net
Other intangible assets:
Customer-related intangible assets	6.6	$350,912	$(99,119)	$251,793
Other
Finite-lived	5.5	24,856	(15,174)	9,682
Indefinite-lived		5,059	—	5,059
Total other intangibles		$380,827	$(114,293)	$266,534

Tradenames:
Finite-lived	2.4	$869	$(447)	$422
Indefinite-lived		43,221	—	43,221
Total tradenames		$44,090	$(447)	$43,643
Amortization expense for customer-related intangibles, other intangibles and finite-lived tradenames was $11.0 million and $33.0 million for the three and nine months ended September 27, 2013, respectively. Amortization expense for customer-related intangibles, other intangibles and finite-lived tradenames was $11.3 million and $34.5 million for the three and nine months ended September 28, 2012, respectively. Other intangibles are primarily representative of our capitalized software which had a net carrying value of $8.7 million and $9.6 million as of September 27, 2013 and December 31, 2012, respectively.
The following table outlines an estimate of future amortization based upon the finite-lived intangible assets owned and the finite-lived tradenames as of September 27, 2013:

(Amounts in thousands)	Amortization Expense
Estimate for three month period ending December 31, 2013	$11,197
Estimate for calendar year 2014	43,689
Estimate for calendar year 2015	41,615
Estimate for calendar year 2016	38,299
Estimate for calendar year 2017	36,033
Thereafter	60,683
Total	$231,516

Note 4 — Income Taxes
The domestic and foreign components of (Loss) Income before income taxes are as follows:

	Three Months Ended		Nine Months Ended
(Amounts in thousands)	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
Domestic	$(34,525)	$(13,829)	$5,845	$10,659
Foreign	666	1,121	(629)	4,179
(Loss) Income before income taxes	$(33,859)	$(12,708)	$5,216	$14,838
The provision for income taxes consists of the following:

	Three Months Ended		Nine Months Ended
(Amounts in thousands)	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
Current portion:
Federal	$9,171	$—	$9,171	$—
State	213	(22)	588	204
Foreign	9,172	2,297	14,230	3,911
	$18,556	$2,275	$23,989	$4,115
Deferred portion:
Federal	$(20,429)	$(972)	$(12,656)	$7,433
State	(113)	42	62	175
Foreign	(5)	48	(2)	21
	(20,547)	(882)	(12,596)	7,629
Provision for income taxes	$(1,991)	$1,393	$11,393	$11,744
Deferred tax liabilities, net consist of the following:

	As Of
(Amounts in thousands)	September 27, 2013	December 31, 2012
Current deferred tax liabilities, net	$(30,143)	$(59,032)
Non-current deferred tax liabilities, net	(60,935)	(50,303)
Deferred tax liabilities, net	$(91,078)	$(109,335)
A reconciliation of the statutory federal income tax rate to our effective rate is provided below:

	Three Months Ended		Nine Months Ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
Statutory rate	35.0%	35.0%	35.0%	35.0%
State income tax, less effect of federal deduction	(0.3)%	(0.2)%	12.4%	2.6%
Goodwill Impairment	(29.8)%	(47.6)%	193.4%	40.6%
Noncontrolling interests	1.1%	1.3%	(23.1)%	(6.0)%
Nondeductible expenses	(1.0)%	—%	19.9%	—%
Discreet items	0.7%	—%	(21.9)%	—%
Uncertain tax positions	—%	—%	6.0%	—%
Other	0.2%	0.5%	(3.3)%	6.9%
Effective tax rate	5.9%	(11.0)%	218.4%	79.1%
During the year ended December 31, 2012, we fully utilized our U.S. federal net operating losses. As of September 27, 2013 and December 31, 2012, we had state net operating loss carryforwards of approximately $23.7 million and $123.7 million, respectively, which will begin to expire in 2015. The remainder of our state net operating loss carryforwards will not begin to expire until 2020 or later. Additionally, as of December 31, 2012, we had foreign tax credit carry forwards of $9.3 million which we fully utilized. We expect to fully utilize our state net operating losses prior to expiration. During the nine months ended September 27, 2013, we made estimated federal income tax payments of $6.9 million.
In evaluating our deferred tax assets, we assess the need for any related valuation allowances or adjust the amount of any allowances, if necessary. We assess such factors as the scheduled reversal of deferred tax liabilities (including the impact of available carry back and carry forward periods), projected future taxable income and available tax planning strategies in determining the need for or sufficiency of a valuation allowance. Based on this assessment, we concluded that no valuation allowance was necessary as of September 27, 2013.
As of September 27, 2013 and December 31, 2012, we had $8.9 million of total unrecognized tax benefits, of which $2.7 million and $2.4 million, respectively, would impact our effective tax rate if recognized. We anticipate that all $8.9 million of unrecognized tax benefits will be settled in the next twelve months.
Note 5 — Accounts Receivable
Accounts receivable, net consisted of the following:

	As Of
(Amounts in thousands)	September 27, 2013	December 31, 2012
Billed	$216,298	$245,678
Unbilled	513,646	534,935
Total accounts receivable, net	$729,944	$780,613
Unbilled receivables as of September 27, 2013 and December 31, 2012 include $40.2 million and $36.2 million, respectively, related to costs incurred on projects for which we have been requested by the customer to begin work under a new contract or extend work under an existing contract and for which formal contracts, contract modifications or other contract actions have not been executed at the end of the respective periods. As of September 27, 2013, we had no contract claims outstanding. As of December 31, 2012, we had one contract claim totaling $12.1 million which was subsequently paid by the customer during the three months March 29, 2013. The balance of unbilled receivables consists of costs and fees billable immediately on contract completion or other specified events, all of which are expected to be billed and collected within one year, except items that may result in a request for equitable adjustment or formal claim. We do not believe we have significant exposure to credit risk as our receivables are primarily with the U.S. government. Our largest contract, LOGCAP IV, accounted for approximately 46% and 45% of total unbilled receivables as September 27, 2013 and December 31, 2012, respectively.

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

	September 27, 2013		December 31, 2012
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
10.375% senior unsecured notes	$455,000	$468,650	$455,000	$416,325
Term Loan	312,272	313,053	327,272	328,908
Total long-term debt	$767,272	$781,703	$782,272	$745,233

Note 7 — Long-Term Debt
Long-term debt consisted of the following:

	As of
(Amounts in thousands)	September 27, 2013	December 31, 2012
9.5% senior subordinated notes	$—	$637
10.375% senior unsecured notes	455,000	455,000
Term loan	312,272	327,272
Total indebtedness	767,272	782,909
Less current portion of long-term debt	—	(637)
Total long-term debt	$767,272	$782,272
The current portion of long-term debt as of December 31, 2012 consisted of our 9.5% senior subordinated notes that matured and were paid in full on February 15, 2013. The total due on the Term Loan is included in Long-term debt in our consolidated balance sheet as of September 27, 2013 and December 31, 2012.
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
The Senior Credit Facility is secured by substantially all of our assets and is guaranteed by substantially all of our subsidiaries. As of September 27, 2013, the Senior Credit Facility provided for a $312.3 million term loan facility ("Term Loan") and the $181.0 million Revolver resulting from the Amendment, which includes a $100.0 million letter of credit subfacility. As of September 27, 2013 and December 31, 2012, the additional available borrowing capacity under the Senior Credit Facility was approximately $145.3 million and $111.7 million, respectively, which gives effect to $35.7 million and $38.3 million, respectively, in letters of credit. Amounts borrowed under the Revolver are used to fund operations. The maturity date on both the Term Loan and the Revolver is July 7, 2016.
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
The Eurocurrency Rate is the rate per annum equal to the British Bankers Association London Interbank Offered Rate ("BBA LIBOR") as published by Reuters (or other commercially available source providing quotations of BBA LIBOR as designated by the Administrative Agent from time to time) two business days prior to the commencement of such interest period. The variable Eurocurrency Rate has a floor of 1.75%. As of September 27, 2013 and December 31, 2012, the applicable interest rate on the Term Loan was 6.25%.

Interest Rates on Letter of Credit Subfacility and Unused Commitment Fees
The letter of credit subfacility bears interest at the applicable margin for Eurocurrency Rate loans, which ranges from 4.0% to 4.5%. The unused commitment fee on our Revolver ranges from 0.50% to 0.75% depending on the Secured Leverage Ratio, as defined in the Senior Credit Facility. Payments on both the letter of credit subfacility and unused commitments are payable quarterly in arrears. As of September 27, 2013 and December 31, 2012, the applicable interest rate for our letter of credit subfacility was 4.25% and 4.50%, respectively. As of September 27, 2013 and December 31, 2012, the applicable interest rate for our unused commitment fees was 0.50% and 0.75%, respectively. All of our letters of credit are also subject to a 0.25% fronting fee.
Principal Payments
Pursuant to our Term Loan facility, quarterly principal payments are required. However, certain principal prepayments made during the year ended December 30, 2011 were applied to the future scheduled maturities and satisfied our responsibility to make quarterly principal payments through July 7, 2016.
During the nine months ended September 27, 2013 and September 28, 2012 we made principal prepayments of $15.0 million and $60.0 million on the Term Loan, respectively. Deferred financing costs associated with the prepayments totaling $0.2 million and $1.5 million were expensed and are included in the Loss on early extinguishment of debt in our consolidated statement of operations for the nine months ended September 27, 2013 and September 28, 2012.
Our Senior Credit Facility contains an annual requirement to submit a portion of our Excess Cash Flow, as defined in the Senior Credit Facility, as additional principal payments. Based on our annual financial results and the additional principal prepayments made during the year ended December 31, 2012, we were not required to make any additional principal payments under the Excess Cash Flow requirement during calendar year 2013. Certain other transactions can trigger mandatory principal payments such as tax refunds, a disposition of a portion of our business or a significant asset sale. We had no such transactions during the nine months ended September 27, 2013.
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
As of September 27, 2013 our total leverage ratio, cannot be greater than 4.75 to 1.0 after which, the maximum total leverage diminishes quarterly or semi-annually to a maximum of 3.75 to 1.00 beginning September 26, 2015. The Amendment made adjustments to the levels at which the maximum total leverage diminishes over the remainder of the facility.
The interest coverage ratio is the ratio of Consolidated EBITDA to Consolidated Interest Expense, as defined in the Senior Credit Facility. The interest coverage ratio as of September 27, 2013, must not be less than 2.0 to 1.0 through the period ending June 27, 2014, after which, the minimum total interest coverage ratio increases to 2.05 to 1.00 through March 27, 2015 and 2.25 to 1.00 thereafter.

In the event we fail to comply with the covenants specified in the Senior Credit Facility and the indenture governing our Senior Unsecured Notes, we may be in default. As of September 27, 2013, we were in compliance with our financial covenants.
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

Note 8 — Commitments and Contingencies
Commitments
We have no significant long-term purchase agreements with service providers. We have operating leases for the use of real estate and certain property and equipment which are either non-cancelable or cancelable only by the payment of penalties or cancelable upon one month’s notice. All lease payments are based on the lapse of time but include, in some cases, payments for insurance, maintenance and property taxes. There are no purchase options on operating leases at favorable terms, but most leases have one or more renewal options. Certain leases on real estate are subject to annual escalations for increases in base rents, utilities and property taxes. Lease rental expense was $41.5 million and $129.3 million for the three and nine months ended September 27, 2013, respectively. Lease rental expense was $48.2 million and $169.3 million for the three and nine months ended September 28, 2012, respectively. During the three months ended, September 27, 2013, the Company entered into a rental agreement to lease property in Tysons Corner, Virginia. During the fourth quarter of calendar year 2013, the Company plans to vacate the properties currently occupied at various locations and will consolidate to the new Tysons Corner location.  Rent expense on the Tysons Corner property was recognized on a straight line basis over the term of the lease beginning in the third quarter of 2013. Aggregate rent expense over the 11-year, 4-month period will be approximately $25.5 million.
Contingencies
General Legal Matters
We are involved in various lawsuits and claims that arise in the normal course of business. We have established reserves for matters in which it is believed that losses are probable and can be reasonably estimated. Reserves related to these matters have been recorded in Other accrued liabilities totaling approximately $4.6 million and $12.8 million as of September 27, 2013 and December 31, 2012, respectively. Except as disclosed below, none of our reserves as of September 27, 2013 were individually material. We believe that appropriate accruals have been established for such matters based on information currently available; however, some of the matters may involve compensatory, punitive, or other claims or sanctions that if granted, could require us to pay damages or make other expenditures in amounts that could not be reasonably estimated at September 27, 2013. These accrued reserves represent the best estimate of amounts believed to be our liability in a range of expected losses. In addition to matters that are considered probable and that can be reasonably estimated, we also have certain matters considered reasonably possible. Other than matters disclosed below, we believe the aggregate range of possible loss related to matters considered reasonably possible was not material as of September 27, 2013. Litigation is inherently unpredictable and unfavorable resolutions could occur. Accordingly, it is possible that an adverse outcome from such proceedings could (i) exceed the amounts accrued for probable matters; or (ii) require a reserve for a matter we did not originally believe to be probable or could be reasonably estimated. Such changes could be material to our financial condition, results of operations and cash flows in any particular reporting period. Our view of the matters not specifically disclosed could possibly change in future periods as events thereto unfold.
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
In 2009, we terminated for cause a contract to build the Akwa Ibom International Airport for the State of Akwa Ibom in Nigeria. Consequently, we terminated certain subcontracts and purchase orders the customer advised us it did not want to assume. Our termination of certain subcontracts not assumed by the customer, including our actions to recover against advance payment and performance guarantees established by the subcontractors for our benefit, was challenged in certain instances. In December 2011, the customer filed arbitration alleging fraud, gross negligence, contract violations, and conversion of funds and asserted damages of approximately $150 million. We believe our right to terminate this contract was justified and permissible under the terms of the contract, and we intend to vigorously contest the claims brought against us. Additionally, we believe the contract limits any damages to a maximum of $3 million, except in situations of gross negligence and willful misconduct. As of September 27, 2013 and December 31, 2012, we have recorded an immaterial liability for this matter and believe the likelihood of loss for amounts in excess of this accrual, up to the amount limited by the contract, is reasonably possible.
On July 8, 2009, a lawsuit was filed in the United Arab Emirates ("UAE") Abu Dhabi Court of First Instance, by Al Hamed ITC (hereafter "Al Hamed") concerning an October 2002 business development contract focused on obtaining business directly with the UAE General Military Directorate ("GMD"). Al Hamed was unsuccessful in assisting the company in soliciting business with GMD and, as such, the contract with Al Hamed was terminated in July 2006. We became a subcontractor to the successful bidder, Al Taif, in December 2006. Al Hamed filed a claim seeking $57.0 million in damages under the business development contract. On May 9, 2012, the court awarded Al Hamed 8.2 million in UAE Dirhams ($2.2 million U.S. dollars) plus 5% interest and expenses. The Company and Al Hamed both appealed the judgment. On September 12, 2012, the appellate court altered the judgment stating the amount should not have been in UAE Dirhams rather in U.S. dollars, which amounts to $8.2 million U.S. dollars. As of September 28, 2012, a reserve had been established for the full amount of the judgment. The judgment was further appealed to the Supreme Court in Abu Dhabi, and, on February 27, 2013, we were advised that our appeal was unsuccessful. On April 7, 2013, the judgment was paid and the matter is now closed. During the three months ended September 27, 2013, the Company was made aware of a new case filed by Al Hamed in the UAE Abu Dhabi Court of First Instance seeking $23.3 million U.S. dollars in damages under the same business development contract. The case alleges we obtained additional business with Al Taif. We have not been awarded any new contracts with Al Taif and therefore believe this case is without merit.
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

Note 9 — Segment Information
In April 2013, the Company's previous operating and reporting segments were re-aligned into three reporting and operating segments, DynAviation, DynLogistics and DynGlobal. Our reporting segments will continue to be the same as our operating segments. DynAviation and DynLogistics segments operate principally within a regulatory environment subject to governmental contracting and accounting requirements, including Federal Acquisition Regulations, Cost Accounting Standards and audits by various U.S. federal agencies. The initial focus of DynGlobal is on pursuit and growth of international and commercial business. The current revenue, operating income, depreciation and amortization and assets associated with this segment for the three and nine months ended September 27, 2013 were not material and are presented in Headquarters/ Other.

The following is a summary of the financial information of the reportable segments reconciled to the amounts reported in the condensed consolidated financial statements:

	Three Months Ended		Nine Months Ended
(Amounts in thousands)	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
Revenue
DynLogistics	$451,416	$659,501	$1,518,992	$2,045,086
DynAviation	313,189	348,560	1,061,283	968,206
Headquarters / Other (1)	2,180	2,253	(4,860)	5,177
Total revenue	$766,785	$1,010,314	$2,575,415	$3,018,469

Operating income
DynLogistics	$(12,741)	$(453)	$20,116	$39,732
DynAviation	11,231	30,027	75,850	80,714
Headquarters / Other (2)	(12,767)	(19,664)	(31,752)	(43,553)
Total operating (loss)/income	$(14,277)	$9,910	$64,214	$76,893

Depreciation and amortization
DynLogistics	$82	$270	$531	$801
DynAviation	459	138	1,080	495
Headquarters / Other	11,932	12,337	35,859	37,489
Total depreciation and amortization (3)	$12,473	$12,745	$37,470	$38,785

(1)
Represents revenue earned on shared services arrangements for general and administrative services provided to unconsolidated joint ventures and elimination of intercompany items between segments. Additionally, operating income for our DynGlobal segment during the three and nine months ended September 27, 2013 is currently included in Headquarter/Other.

(2)
Headquarters operating expenses primarily relate to amortization of intangible assets and other costs that are not allocated to segments and are not billable to our U.S. government customers. Additionally, operating income for our DynGlobal segment in support of the development of this business during the three and nine months ended September 27, 2013 are currently included in Headquarters/Other.

(3)
Includes amounts included in Cost of services of $0.4 million and $1.3 million for the three and nine months ended September 27, 2013, respectively, and $0.4 million and $1.2 million for the three and nine months ended September 28, 2012, respectively.

The following is a summary of the assets of the reportable segments reconciled to the amounts reported in the consolidated financial statements:

	As Of
(Amounts in thousands)	September 27, 2013	December 31, 2012
Assets
DynLogistics	$674,002	$800,734
DynAviation	733,648	706,646
Headquarters / Other (1)	356,733	463,336
Total assets	$1,764,383	$1,970,716

(1)
Assets primarily include cash, investments in unconsolidated subsidiaries, deferred tax liabilities, intangible assets (excluding goodwill) and deferred debt issuance costs as well as immaterial assets associated with DynGlobal for the nine months ended September 27, 2013.

Note 10 — Related Parties, Joint Ventures and Variable Interest Entities
Consulting Fee
The Company has a Master Consulting and Advisory Services agreement ("COAC Agreement") with Cerberus Operations and Advisory Company, LLC where, pursuant to the terms of the agreement, they make personnel available to us for the purpose of providing reasonably requested business advisory services. The services are priced on a case by case basis depending on the requirements of the project and agreements in pricing. We incurred $1.7 million and $3.8 million in conjunction with the COAC Agreement during the three and nine months ended September 27, 2013, respectively, and $0.9 million and $2.2 million during the three and nine months ended September 28, 2012, respectively.

Joint Ventures and Variable Interest Entities
We account for our investments in VIEs in accordance with ASC 810 - Consolidation. In cases where we have (i) the power to direct the activities of the VIE that most significantly impact its economic performance and (ii) the obligation to absorb losses of the VIE that could potentially be significant or the right to receive benefits from the entity that could potentially be significant to the VIE, we consolidate the entity. Alternatively, in cases where all of the aforementioned criteria are not met, the investment is accounted for under the equity method. As of September 27, 2013, we accounted for PaTH, CRS, Babcock, GRS and GLS as equity method investments. Alternatively, we consolidated DIFZ based on the aforementioned criteria. We present our share of the PaTH, CRS, GRS and GLS earnings in Earnings from equity method investees as these joint ventures are considered operationally integral. Alternatively, we present our share of the Babcock earnings in Other income, net as it is not considered operationally integral.
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
Receivables due from our unconsolidated joint ventures totaled $2.2 million and $1.2 million as of September 27, 2013 and December 31, 2012, respectively. These receivables are a result of items purchased and services rendered by us on behalf of our unconsolidated joint ventures. We have assessed these receivables as having minimal collection risk based on our historic experience with these joint ventures and our inherent influence through our ownership interest. The related revenue we earned from our unconsolidated joint ventures totaled $1.9 million and $6.2 million during the three and nine months ended September 27, 2013, respectively, and $0.3 million and $3.5 million during the three and nine months ended September 28, 2012, respectively. The related cost of services was $1.9 million and $6.0 million during the three and nine months ended September 27, 2013, respectively, and $0.3 million and $2.8 million during the three and nine months ended September 28, 2012, respectively. Additionally, we earned $0.6 million and $3.0 million in equity method income (includes operationally integral and non-integral income) during the three and nine months ended September 27, 2013, respectively, and $0.8 million and $4.9 million during the three and nine months ended September 28, 2012, respectively.
GLS’ revenue was $6.0 million and $26.5 million during the three and nine months ended September 27, 2013, respectively, and $13.7 million and $43.4 million during the three and nine months ended September 28, 2012, respectively. GLS’ operating (loss)/income was $(0.8) million and $(0.6) million during the three and nine months ended September 27, 2013, respectively, and $0.8 million and $2.9 million during the three and nine months ended September 28, 2012, respectively. GLS’ net (loss)/income was $(0.8) million and $(0.6) million during the three and nine months ended September 27, 2013, respectively, and $0.8 million and $2.9 million during the three and nine months ended September 28, 2012, respectively. GLS paid cash dividends of $5.0 million during the nine months ended September 27, 2013. Based on our 51% ownership in GLS, the Company recognized $2.6 million in equity method income during the nine months ended September 27, 2013.
We currently hold one promissory note from Palm Trading Investment Corp, which had an aggregate initial value of $9.2 million. The note is included in (i) Prepaid expenses and other current assets and in (ii) Other assets on our unaudited condensed consolidated balance sheet for the short and long-term portions, respectively. The loan balance outstanding was $3.8 million and $5.3 million as of September 27, 2013 and December 31, 2012, respectively, reflecting the initial value plus accrued interest, less payments against the promissory note. The fair value of the note receivable is not materially different from its carrying value.

As discussed above and in accordance with ASC 810 - Consolidation, we consolidate DIFZ. The following tables present selected financial information for DIFZ as of September 27, 2013 and December 31, 2012 and for the three and nine months ended September 27, 2013 and September 28, 2012:

	As of
(Amounts in millions)	September 27, 2013	December 31, 2012
Assets	$18.4	$32.7
Liabilities	14.0	25.9

	Three Months Ended		Nine Months Ended
(Amounts in millions)	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
Revenue	$101.8	$128.6	$324.6	$378.0
The following tables present selected financial information for our equity method investees as of September 27, 2013 and December 31, 2012 and for the three and nine months ended September 27, 2013 and September 28, 2012:

	As of
(Amounts in millions)	September 27, 2013	December 31, 2012
Current assets	$98.4	$115.0
Total assets	98.9	115.1
Current liabilities	51.0	59.9
Total liabilities	51.0	60.4

	Three Months Ended		Nine Months Ended
(Amounts in millions)	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
Revenue	$40.2	$46.1	$163.9	$186.9
Gross profit	1.8	5.4	13.6	15.6
Net income	1.1	3.5	10.7	10.6
Many of our joint ventures and VIEs only perform on a single contract. The modification or termination of a contract under a joint venture or VIE could trigger an impairment in the fair value of our investment in these entities. In the aggregate, our maximum exposure to losses as a result of our investment consists of our (i) $14.8 million investment in unconsolidated subsidiaries, (ii) $2.2 million in receivables from our unconsolidated joint ventures, (iii) $3.8 million note receivable from Palm Trading Investment Corp. and (iv) contingent liabilities that were neither probable nor reasonably estimable as of September 27, 2013.

Note 11 — Collaborative Arrangements
We participate in a collaborative arrangement with CH2M Hill on the LOGCAP IV program. This arrangement sets forth the sharing of some of the risks and rewards associated with this U.S. government contract. Our current share of profits of the LOGCAP IV program is 70%.
We account for this collaborative arrangement under ASC 808 — Collaborative Arrangements and record revenue gross as the principal participant. The cash inflows and outflows, as well as expenses incurred, are recorded in Cost of services in the period realized. Revenue on LOGCAP IV was $280.5 million and $951.5 million during the three and nine months ended September 27, 2013, respectively, and $438.3 million and $1,333.8 million during the three and nine months ended September 28, 2012, respectively. Cost of services on LOGCAP IV program was $260.0 million and $891.4 million during the three and nine months ended September 27, 2013, respectively, and $407.9 million and $1,244.7 million during the three and nine months ended September 28, 2012, respectively. Our share of the total LOGCAP IV profits was $11.7 million and $29.5 million during the three and nine months ended September 27, 2013, respectively, and $18.0 million and $44.9 million during the three and nine months ended September 28, 2012, respectively.
We also participate in a collaborative arrangement with Logix USA Corporation on the Egypt Personnel Support Services ("EPSS") program that began in June 2012. The purpose of the arrangement is to share risks and rewards associated with this U.S. government contract. Our share of profits is 85%, and as the principal participant, the cash inflows and outflows, as well as expenses incurred are recorded in Cost of services in the period realized. Revenue on the EPSS program was $3.2 million and $11.9 million during the three and nine months ended September 27, 2013, respectively, and $3.8 million and $6.6 million during the three and nine months ended September 28, 2012. Cost of services on the EPSS program was $3.1 million and $9.5 million during the three and nine months ended September 27, 2013, respectively, and $3.2 million and $5.6 million during the three and nine months ended September 28, 2012. Our share of the total EPSS program profits was $0.02 million and $2.1 million during the three and nine months ended September 27, 2013, respectively, and $0.5 million and $0.8 million during the three and nine months ended September 28, 2012.

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
The following condensed consolidating financial statements present (i) unaudited condensed consolidating balance sheets as of September 27, 2013 and December 31, 2012, (ii) unaudited condensed consolidating statements of operations and comprehensive income for the three and nine months ended September 27, 2013 and September 28, 2012, (iii) unaudited condensed consolidating statements of cash flows for the nine months ended September 27, 2013 and September 28, 2012 and (iii) elimination entries necessary to consolidate Parent and its subsidiaries.
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
DynCorp International Inc. is considered the Subsidiary Issuer as it issued the Senior Unsecured Notes.

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Operations Information
For the Three Months Ended September 27, 2013

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$—	$767,560	$110,156	$(110,931)	$766,785
Cost of services	—	—	(709,793)	(107,717)	111,202	(706,308)
Selling, general and administrative expenses	—	—	(33,664)	(244)	(271)	(34,179)
Depreciation and amortization expense	—	—	(11,896)	(150)	—	(12,046)
Earnings from equity method investees	—	—	295	—	—	295
Impairment of Goodwill	—	—	(28,824)	—	—	(28,824)
Operating income	—	—	(16,322)	2,045	—	(14,277)
Interest expense	—	(18,684)	(1,036)	—	—	(19,720)
Loss on early extinguishment of debt	—	(230)	—	—	—	(230)
Interest income	—	—	24	7	—	31
Equity in (loss) income of consolidated subsidiaries, net of tax	(33,065)	(20,809)	695	—	53,179	—
Other (expense) income, net	—	—	378	(41)	—	337
(Loss) income before income taxes	(33,065)	(39,723)	(16,261)	2,011	53,179	(33,859)
Benefit (provision) for income taxes	—	6,658	(4,548)	(119)	—	1,991
Net (loss) income	(33,065)	(33,065)	(20,809)	1,892	53,179	(31,868)
Noncontrolling interests	—	—	—	(1,197)	—	(1,197)
Net (loss) income attributable to Delta Tucker Holdings, Inc.	$(33,065)	$(33,065)	$(20,809)	$695	$53,179	$(33,065)

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Operations Information
For the Three Months Ended September 28, 2012

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$—	$1,014,838	$135,627	$(140,151)	$1,010,314
Cost of services	—	—	(924,602)	(129,880)	137,344	(917,138)
Selling, general and administrative expenses	—	—	(40,586)	(2,568)	2,807	(40,347)
Depreciation and amortization expense	—	—	(12,229)	(146)	—	(12,375)
Earnings from equity method investees	—	—	315	—	—	315
Impairment of Goodwill	—	—	(30,859)	—	—	(30,859)
Operating income	—	—	6,877	3,033	—	9,910
Interest expense	—	(19,844)	(2,167)	—	—	(22,011)
Loss on early extinguishment of debt	—	(696)	—	—	—	(696)
Interest income	—	—	21	—	—	21
Equity in (loss) income of consolidated subsidiaries, net of tax	(15,794)	(28,662)	1,008	—	43,448	—
Other income, net	—	—	150	(82)	—	68
(Loss) income before income taxes	(15,794)	(49,202)	5,889	2,951	43,448	(12,708)
Benefit (provision) for income taxes	—	33,408	(34,551)	(250)	—	(1,393)
Net (loss) income	(15,794)	(15,794)	(28,662)	2,701	43,448	(14,101)
Noncontrolling interests	—	—	—	(1,693)	—	(1,693)
Net (loss) income attributable to Delta Tucker Holdings, Inc.	$(15,794)	$(15,794)	$(28,662)	$1,008	$43,448	$(15,794)

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Operations Information
For the Nine Months Ended September 27, 2013

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$—	$2,582,763	$350,128	$(357,476)	$2,575,415
Cost of services	—	—	(2,360,345)	(343,316)	357,654	(2,346,007)
Selling, general and administrative expenses	—	—	(103,099)	(594)	(178)	(103,871)
Depreciation and amortization expense	—	—	(35,722)	(445)	—	(36,167)
Earnings from equity method investees	—	—	1,118	2,550	—	3,668
Impairment of Goodwill	—	—	(28,824)	—	—	(28,824)
Operating income	—	—	55,891	8,323	—	64,214
Interest expense	—	(55,670)	(3,051)	—	—	(58,721)
Loss on early extinguishment of debt	—	(230)	—	—	—	(230)
Interest income	—	—	57	20	—	77
Equity in (loss) income of consolidated subsidiaries, net of tax	(9,723)	26,502	4,586	—	(21,365)	—
Other income, net	—	—	(236)	112	—	(124)
(Loss) income before income taxes	(9,723)	(29,398)	57,247	8,455	(21,365)	5,216
Benefit (provision) for income taxes	—	19,675	(30,745)	(323)	—	(11,393)
Net (loss) income	(9,723)	(9,723)	26,502	8,132	(21,365)	(6,177)
Noncontrolling interests	—	—	—	(3,546)	—	(3,546)
Net (loss) income attributable to Delta Tucker Holdings, Inc.	$(9,723)	$(9,723)	$26,502	$4,586	$(21,365)	$(9,723)

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Operations Information
For the Nine Months Ended September 28, 2012

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$—	$3,033,716	$399,553	$(414,800)	$3,018,469
Cost of services	—	—	(2,780,570)	(382,272)	406,003	(2,756,839)
Selling, general and administrative expenses	—	—	(116,780)	(8,839)	8,797	(116,822)
Depreciation and amortization expense	—	—	(37,145)	(449)	—	(37,594)
Earnings from equity method investees	—	—	538	—	—	538
Impairment of Goodwill	—	—	(30,859)	—	—	(30,859)
Operating income	—	—	68,900	7,993	—	76,893
Interest expense	—	(60,452)	(4,986)	—	—	(65,438)
Loss on early extinguishment of debt	—	(1,479)	—	—	—	(1,479)
Interest income	—	—	94	—	—	94
Equity in (loss) income of consolidated subsidiaries, net of tax	(1,228)	11,740	3,041	—	(13,553)	—
Other income, net	—	—	4,833	(65)	—	4,768
(Loss) income before income taxes	(1,228)	(50,191)	71,882	7,928	(13,553)	14,838
Benefit (provision) for income taxes	—	48,963	(60,142)	(565)	—	(11,744)
Net (loss) income	(1,228)	(1,228)	11,740	7,363	(13,553)	3,094
Noncontrolling interests	—	—	—	(4,322)	—	(4,322)
Net (loss) income attributable to Delta Tucker Holdings, Inc.	$(1,228)	$(1,228)	$11,740	$3,041	$(13,553)	$(1,228)

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Comprehensive (Loss) Income Information
For the Three Months Ended September 27, 2013

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net (loss) income	$(33,065)	$(33,065)	$(20,809)	$1,892	$53,179	$(31,868)
Other comprehensive income:
Currency translation adjustment	57	57	—	57	(114)	57
Other comprehensive income (loss), before tax	57	57	—	57	(114)	57
Income tax income (expense) related to items of other comprehensive income	(20)	(20)	—	(21)	41	(20)
Other comprehensive income (loss)	37	37	—	36	(73)	37
Comprehensive (loss) income	(33,028)	(33,028)	(20,809)	1,928	53,106	(31,831)
Noncontrolling interests	—	—	—	(1,197)	—	(1,197)
Comprehensive (loss) income attributable to Delta Tucker Holdings, Inc.	$(33,028)	$(33,028)	$(20,809)	$731	$53,106	$(33,028)

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Comprehensive (Loss) Income Information
For the Three Months Ended September 28, 2012

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net (loss) income	$(15,794)	$(15,794)	$(28,662)	$2,701	$43,448	$(14,101)
Other comprehensive income:
Currency translation adjustment	296	296	171	125	(592)	296
Other comprehensive income (loss), before tax	296	296	171	125	(592)	296
Income tax income (expense) related to items of other comprehensive income	(106)	(106)	(61)	(45)	212	(106)
Other comprehensive income (loss)	190	190	110	80	(380)	190
Comprehensive (loss) income	(15,604)	(15,604)	(28,552)	2,781	43,068	(13,911)
Noncontrolling interests	—	—	—	(1,693)	—	(1,693)
Comprehensive (loss) income attributable to Delta Tucker Holdings, Inc.	$(15,604)	$(15,604)	$(28,552)	$1,088	$43,068	$(15,604)

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Comprehensive (Loss) Income Information
For the Nine Months Ended September 27, 2013

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net (loss) income	$(9,723)	$(9,723)	$26,502	$8,132	$(21,365)	$(6,177)
Other comprehensive income:
Currency translation adjustment	(398)	(398)	(242)	(156)	796	(398)
Other comprehensive income (loss), before tax	(398)	(398)	(242)	(156)	796	(398)
Income tax income (expense) related to items of other comprehensive income	143	143	87	56	(286)	143
Other comprehensive income (loss)	(255)	(255)	(155)	(100)	510	(255)
Comprehensive (loss) income	(9,978)	(9,978)	26,347	8,032	(20,855)	(6,432)
Noncontrolling interests	—	—	—	(3,546)	—	(3,546)
Comprehensive (loss) income attributable to Delta Tucker Holdings, Inc.	$(9,978)	$(9,978)	$26,347	$4,486	$(20,855)	$(9,978)

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Comprehensive (Loss) Income Information
For the Nine Months Ended September 28, 2012

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net (loss) income	$(1,228)	$(1,228)	$11,740	$7,363	$(13,553)	$3,094
Other comprehensive income:
Currency translation adjustment	147	147	144	3	(294)	147
Other comprehensive income (loss), before tax	147	147	144	3	(294)	147
Income tax income (expense) related to items of other comprehensive income	(54)	(54)	(53)	(1)	108	(54)
Other comprehensive income (loss)	93	93	91	2	(186)	93
Comprehensive (loss) income	(1,135)	(1,135)	11,831	7,365	(13,739)	3,187
Noncontrolling interests	—	—	—	(4,322)	—	(4,322)
Comprehensive (loss) income attributable to Delta Tucker Holdings, Inc.	$(1,135)	$(1,135)	$11,831	$3,043	$(13,739)	$(1,135)

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Balance Sheet Information
September 27, 2013

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
	ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$27,674	$14,088	$—	$41,762
Restricted cash	—	—	1,659	—	—	1,659
Accounts receivable, net	—	—	740,716	3,559	(14,331)	729,944
Intercompany receivables	—	—	159,782	11,981	(171,763)	—
Prepaid expenses and other current assets	—	—	71,058	368	256	71,682
Total current assets	—	—	1,000,889	29,996	(185,838)	845,047
Property and equipment, net	—	—	22,832	357	—	23,189
Goodwill	—	—	542,829	32,399	—	575,228
Tradenames, net	—	—	43,510	—	—	43,510
Other intangibles, net	—	—	235,086	1,200	—	236,286
Investment in subsidiaries	472,875	1,346,322	45,407	—	(1,864,604)	—
Other assets, net	1,292	19,667	20,164	—	—	41,123
Total assets	$474,167	$1,365,989	$1,910,717	$63,952	$(2,050,442)	$1,764,383

	LIABILITIES & EQUITY
Current liabilities:
Accounts payable	—	—	189,776	3,383	(1,359)	191,800
Accrued payroll and employee costs	—	—	110,340	14,584	(12,741)	112,183
Intercompany payables	46,378	113,404	11,981	—	(171,763)	—
Deferred tax liabilities, net	—	—	30,138	5	—	30,143
Accrued liabilities	—	12,438	131,257	395	25	144,115
Income taxes payable	—	—	17,667	178	—	17,845
Total current liabilities	46,378	125,842	491,159	18,545	(185,838)	496,086
Long-term debt, less current portion	—	767,272	—	—	—	767,272
Long-term deferred taxes, net	—	—	60,935	—	—	60,935
Other long-term liabilities	—	—	5,918	—	—	5,918
Noncontrolling interests	—	—	6,383	—	—	6,383
Equity	427,789	472,875	1,346,322	45,407	(1,864,604)	427,789
Total liabilities and equity	$474,167	$1,365,989	$1,910,717	$63,952	$(2,050,442)	$1,764,383

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Balance Sheet Information
December 31, 2012

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
	ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$74,907	$43,868	$—	$118,775
Restricted cash	—	—	1,659	—	—	1,659
Accounts receivable, net	—	—	781,649	2,548	(3,584)	780,613
Intercompany receivables	—	—	164,048	—	(164,048)	—
Prepaid expenses and other current assets	—	—	75,874	2,485	864	79,223
Total current assets	—	—	1,098,137	48,901	(166,768)	980,270
Property and equipment, net	—	—	25,494	713	—	26,207
Goodwill	—	—	571,653	32,399	—	604,052
Tradenames, net	—	—	43,643	—	—	43,643
Other intangibles, net	—	—	265,014	1,520	—	266,534
Investment in subsidiaries	482,627	1,373,820	42,749	—	(1,899,196)	—
Other assets, net	1,353	22,911	25,746	—	—	50,010
Total assets	$483,980	$1,396,731	$2,072,436	$83,533	$(2,065,964)	$1,970,716

	LIABILITIES & EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$637	$—	$—	$637
Accounts payable	—	—	284,616	2,944	(210)	287,350
Accrued payroll and employee costs	—	—	126,122	26,538	(24,849)	127,811
Intercompany payables	46,438	107,414	—	10,196	(164,048)	—
Deferred tax liabilities, net	—	—	59,027	5	—	59,032
Accrued liabilities	—	24,418	154,939	767	22,339	202,463
Income taxes payable	—	—	3,737	334	—	4,071
Total current liabilities	46,438	131,832	629,078	40,784	(166,768)	681,364
Long-term debt, less current portion	—	782,272	—	—	—	782,272
Long-term deferred taxes, net	—	—	50,303	—	—	50,303
Other long-term liabilities	—	—	11,023	—	—	11,023
Noncontrolling interests	—	—	8,212	—	—	8,212
Equity	437,542	482,627	1,373,820	42,749	(1,899,196)	437,542
Total liabilities and equity	$483,980	$1,396,731	$2,072,436	$83,533	$(2,065,964)	$1,970,716

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Cash Flow Information
For the Nine Months Ended September 27, 2013

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net cash provided (used in) by operating activities	$61	$9,646	$(36,379)	$11	$(3,584)	$(30,245)
Cash flows from investing activities:
Purchase of property and equipment	—	—	(1,207)	(447)	—	(1,654)
Proceeds from sale of property, plant and equipment	—	—	177	—	—	177
Purchase of software	—	—	(2,681)	—	—	(2,681)
Return of capital from equity method investees	—	—	1,549	—	—	1,549
Contributions to equity method investees	—	—	(30)	—	—	(30)
Net cash used in investing activities	—	—	(2,192)	(447)	—	(2,639)
Cash flows from financing activities:
Borrowings on long-term debt	—	573,200	—	—	—	573,200
Payments on long-term debt	—	(588,837)	—	—	—	(588,837)
Payments of deferred financing costs	—	—	(2,139)	—	—	(2,139)
Borrowings related to financed insurance	—	—	5,133	—	—	5,133
Payments related to financed insurance	—	—	(27,902)	—	—	(27,902)
Payments of dividends to Parent	—	—	—	(7,168)	3,584	(3,584)
Net transfers (to) from Parent/subsidiary	(61)	5,991	16,246	(22,176)	—	—
Net cash (used in) provided by financing activities	(61)	(9,646)	(8,662)	(29,344)	3,584	(44,129)
Net decrease in cash and cash equivalents	—	—	(47,233)	(29,780)	—	(77,013)
Cash and cash equivalents, beginning of period	—	—	74,907	43,868	—	118,775
Cash and cash equivalents, end of period	$—	$—	$27,674	$14,088	$—	$41,762

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Cash Flow Information
For The Nine Months Ended September 28, 2012

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$743	$44,048	$28,941	$(5,817)	$(2,667)	$65,248
Cash flows from investing activities:
Purchase of property and equipment	—	—	(4,614)	71	—	(4,543)
Proceeds from sale of property, plant and equipment	—	—	7	—	—	7
Heliworks acquisition, net of cash acquired	—	—	(11,056)	—	—	(11,056)
Purchase of software	—	—	(2,066)	—	—	(2,066)
Return of capital from equity method investees	—	—	9,154	—	—	9,154
Contributions to equity method investees	—	—	(1,479)	—	—	(1,479)
Net cash (used in) provided by investing activities	—	—	(10,054)	71	—	(9,983)
Cash flows from financing activities:
Borrowings on long-term debt	—	304,200	—	—	—	304,200
Payments on long-term debt	—	(364,200)	—	—	—	(364,200)
Borrowings related to financed insurance	—	—	62,581	—	—	62,581
Payments related to financed insurance	—	—	(38,541)	—	—	(38,541)
Payments of dividends to Parent	—	—	—	(4,786)	2,667	(2,119)
Net transfers from (to) Parent/subsidiary	(743)	15,952	(28,403)	13,194	—	—
Net cash (used in) provided by financing activities	(743)	(44,048)	(4,363)	8,408	2,667	(38,079)
Net increase in cash and cash equivalents	—	—	14,524	2,662	—	17,186
Cash and cash equivalents, beginning of period	—	—	45,724	24,481	—	70,205
Cash and cash equivalents, end of period	$—	$—	$60,248	$27,143	$—	$87,391

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
Reportable Segments
In April 2013, the Company amended its organizational structure to improve efficiencies within existing businesses, capitalize on new opportunities, continue international growth and expand commercial business. The Company’s previous six operating and reporting segments, Logistics Civil Augmentation Program ("LOGCAP"), Aviation, Training and Intelligence Solutions ("TIS"), Global Logistics and Development Solutions ("GLDS"), Security Services and Global Linguist Services ("GLS") were realigned into three reporting and operating segments, DynAviation, DynLogistics and DynGlobal. Additionally, as GLS no longer represents a significant portion of our business the chief operating decision maker has determined that GLS will no longer be considered an operating segment or reporting unit. The DynAviation and DynLogistics segments will continue to operate principally within a regulatory environment subject to governmental contracting and accounting requirements, including Federal Acquisition Regulations (“FAR”), Cost Accounting Standards (“CAS”) and audits by various U.S. federal agencies.
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
DynGlobal
This segment focuses resources and energy behind the pursuit and growth of international and commercial business. Initial activities of this segment are focused on the development and growth of this business.

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
In August 2011, Congress enacted the Budget Control Act of 2011 ("BCA"), which specified an immediate $917 billion of cuts over ten years, including $487 billion from defense spending. Additionally, the BCA established the Joint Select Committee on Deficit Reduction, or the "super committee", to produce an additional deficit reduction of at least $1.5 trillion over the coming 10 years that was to be passed by December 23, 2011. Because Congress failed to produce such a bill with at least $1.2 trillion in cuts, across-the-board cuts were triggered, through a "sequestration of appropriations" that was equally split between security and non-security programs.
This sequestration of appropriations was scheduled to begin in January 2013 but was delayed by two months through the American Taxpayer Relief Act of 2012. Sequestration was ultimately triggered on March 1, 2013. On March 21, 2013, Congress passed a modified Continuing Resolution ("CR") that included a number of the negotiated fiscal year 2013 spending bills, including defense. The modified CR for the fiscal year 2013 defense appropriations bill funded Operations and Maintenance ("O&M") accounts at nearly the amount budgeted by the President, or approximately $273 billion in the base and OCO accounts. This bill has allowed the military and the contractor and subcontractor community to continue their vital work in a timely manner. In addition, the bill provides the DoD with more flexibility, especially within the O&M accounts and has assisted with better mandate of cuts. However, due to unexpected costs related to transportation, security and logistics support for operations in Afghanistan, the DoD was confronted with a substantial shortfall in the fiscal year 2013 OCO O&M funds. Mitigation of the negative effects of the mandated cuts and OCO shortfall resulted in the DoD exercising $9 billion in reprogramming authority which resulted in a net increase of $6.5 billion in the fiscal year 2013 O&M accounts.
In October of 2013, with the fiscal year 2014 beginning, Congress once again reached an impasse in its efforts to bring resolution to the larger budgetary issues related to the debt and deficit that would undo sequestration and provide the desired clarity on defense spending. Congress was only able to agree to a short-term CR funding the government at the fiscal year 2013 sequester level through January 15, 2014 and suspended the statutory limit on the amount of permissible federal debt through February 7, 2014. It is unclear when or if annual appropriations bills will be enacted for the fiscal year 2014. The U.S. Government may operate under a continuing resolution for all of 2014, restricting the start of new contracts or programs that year.
In order to reconcile the fiscal year 2014 budget and return the appropriations process to “regular order,” Congress has appointed a Budget Conference Committee ("BCC"). Additionally, in an effort to bring some predictability to defense budget planning, the DoD recently completed the Strategic Choices and Management Review ("SCMR"). The SCMR proposes options for implementing a range of defense cuts required by the BCA and highlights the negative dramatic impacts of sequestration cuts going forward if the continued stalemate between the President and Congress yields no changes.
Congressional appropriation and authorization of the fiscal year 2014 spending, including defense spending, and the application of sequestration remain marked by significant debate and an uncertain schedule. Congress and the Administration also continue to debate the debt ceiling, among other fiscal issues, as they negotiate plans for long-term national fiscal policy. The outcome of these debates could have a significant impact on future defense spending broadly and the Company's programs, in particular.
Funding for our programs is dependent on annual budget and appropriation decisions, as well as geo-political and macroeconomic conditions, which are beyond our control. While there is uncertainty around these domestic and international factors, the final agreed upon appropriated funding levels for national security programs will remain historically high with plenty of opportunity to continue supporting our customers. We believe the O&M budgets will remain relatively robust. At almost 40% of all defense spending, we believe the O&M accounts are, and will continue to be, the largest category within the defense budget.  The base O&M accounts have a year over year growth rate of 2.8%, when removing the conflict related O&M spending increases and subsequent peacetime declines since World War II.  As services see the compounding negative impacts of sequestration and budget cuts on the modernization accounts, we believe the DoD will need to ensure existing platforms are able to meet requirements and achieve mission success.  Additionally, for the fiscal year 2014, the Administration has reiterated its position to not shortchange the warfighter to meet budgetary constraints. As such the fiscal year 2014 budget of $64 billion for the O&M OCO request actually reflects a 2% increase. This is of particular importance to the programs we execute as the Army O&M OCO budget request grows by 12% and the Air Force by 8%.

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

With the expected signing of a Bilateral Security Agreement (BSA) and the end of the North Atlantic Treaty Organization ("NATO") combat mission in Afghanistan in 2014, we anticipate significant opportunities to support not only the enduring U.S. and NATO presence, but also to support the DoS presence, which is expected to expand and include the U.S. embassy in Kabul and four consulates around the country. Additionally, we anticipate that there will be a continued need to advise, assist and help professionalize Afghan National Security Forces for many years, as specified in the U.S. Afghanistan Strategic Partnership Agreement.
In the Middle East, instability and challenges to our regional relationships will persist. However, U.S. defense ties and presence throughout the region will continue to be of vital strategic interest to the U.S. and our allies. We believe that base operations and support and maintenance capacity will be key enablers in this environment and we are especially well positioned to provide these services to both U.S. forces and Allied nations. Finally, the re-balance to Asia reflects the increased importance of the Asia-Pacific regions, in both security and economic terms for the U.S. As the U.S. revitalizes and reinforces its presence in this vital region, we expect to see increased demand for base operations support, logistics support and capacity building, all of which we provide best in class.
The investments and acquisitions we have made over the past three years have been focused on aligning our business to address areas that have high growth potential, including intelligence training and rule of law development, as well as parallel and evolving customer requirements.

Notable Events for the Nine Months Ended September 27, 2013

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

•
In June 2013, the Company entered into an amendment (the “Amendment”) to the Credit Agreement dated as of July 7, 2010, among DynCorp International, the Company, the other Guarantors party thereto, several banks and other financial institutions or entities from time to time parties thereto and Bank of America, N.A., as administrative agent and collateral agent. The Amendment amended the Credit Agreement to extend the maturity date with respect to the revolving credit facility to July 7, 2016 and increased the amount of the revolving credit commitment to $181.0 million. The Amendment also amended the Credit Agreement to, among other things, modify certain of the covenants, including the leverage ratio.

•
In June 2013, DynLogistics was awarded a position on a multiple award IDIQ contract under which work will be awarded through separately issued task orders to provide supplies and support services to the U.S. Marine Corps. The multiple award IDIQ has a one base year and four, one-year options and a total potential contract value of $854.6 million.

•
In August 2013, DynLogistics was awarded a task order with the U.S. Air Force through the Air Force Contract Augmentation Program III (AFCAP) to provide installation services at Al Udeid Air Base, Qatar. The one year base period with two, one-year options and a total contract value of $20.4 million, if all options are exercised.

•
In September 2013, DynLogistics was awarded a new task order with the U.S. Army under the Enhanced Army Global Logistics Enterprise ("EAGLE") Basic Ordering Agreement to provide support to the Directorate of Logistics at Fort Campbell, Ky. The fixed-fee task order has a nine month base period with four, one-year options and a total contract value of $122.0 million, if all options are exercised.

•
In September 2013, DynAviation was awarded a subcontract to provide contractor logistics support in Kandahar, Afghanistan as part of the Multi Sensor Aerial Intelligence Surveillance and Reconnaissance ("MAISR") Operations and Sustainment program. The Company will serve as a subcontractor to AASKI Technologies. The sub contract has a one-year option, with a total contract value of up to $86.6 million.

•
In September 2013, DynLogistics won a task order on the Africa Peacekeeping Program ("AFRICAP") to provide training for personnel in Mali. The task order, awarded by the U.S. Department of State’s Bureau of African Affairs, has one base year with a total potential value of $42.4 million.

•
In September 2013, we made principal prepayments of $15.0 million, on our Term Loan. The payment caused the acceleration of unamortized deferred financing fees of $0.2 million, which were recorded as a Loss on extinguishment of debt within our Statement of Operations.

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
Our historical contract mix by type, as a percentage of revenue, is indicated in the table below.

	Three Months Ended		Nine Months Ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
Fixed-Price	21%	18%	21%	17%
Time-and-Materials	11%	12%	12%	11%
Cost-Reimbursement	68%	70%	67%	72%
Total	100%	100%	100%	100%

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
The following table sets forth our approximate backlog as of the dates indicated:

	As Of
(Amounts in millions)	September 27, 2013	December 31, 2012
Funded backlog	$1,898	$1,642
Unfunded backlog	3,199	3,636
Total	$5,097	$5,278
The decrease in backlog was primarily due to revenue outpacing current orders for the nine months ended September 27, 2013.

Results of Operations

Consolidated Three Months Ended September 27, 2013 compared to the Three Months Ended September 28, 2012
The following tables set forth our unaudited consolidated results of operations, both in dollars and as a percentage of revenue, for the three months ended September 27, 2013 and September 28, 2012:

	Three Months Ended
(Amounts in thousands)	September 27, 2013		September 28, 2012
Revenue	$766,785	100.0%	$1,010,314	100.0%
Cost of services	(706,308)	(92.1)	(917,138)	(90.8)
Selling, general and administrative expenses	(34,179)	(4.5)	(40,347)	(4.0)
Depreciation and amortization expense	(12,046)	(1.6)	(12,375)	(1.2)
Earnings from equity method investees	295	—	315	—
Impairment of goodwill	(28,824)	(3.8)	(30,859)	(3.1)
Operating (loss) income	(14,277)	(1.9)	9,910	1.0
Interest expense	(19,720)	(2.6)	(22,011)	(2.2)
Loss on early extinguishment of debt	(230)	—	(696)	(0.1)
Interest income	31	—	21	—
Other income, net	337	—	68	—
Loss before income taxes	(33,859)	(4.4)	(12,708)	(1.3)
Benefit (provision) for income taxes	1,991	0.3	(1,393)	(0.1)
Net loss	(31,868)	(4.2)	(14,101)	(1.4)
Noncontrolling interests	(1,197)	(0.2)	(1,693)	(0.2)
Net loss attributable to Delta Tucker Holdings, Inc.	$(33,065)	(4.3)	$(15,794)	(1.6)
Revenue — Revenue for the three months ended September 27, 2013 was $766.8 million, a decrease of $243.5 million, or 24.1%, compared to the three months ended September 28, 2012. The decrease was primarily driven by reduced service need in Iraq for DoS, affecting both the INL Air Wing and WPS contracts; the accelerated pace of drawdown in Afghanistan, which impacted the demand for services under the Company's LOGCAP IV contract and caused reduced training needs under the Afghanistan Ministry of Defense Program ("AMDP") contract; and the delays in new business awards caused by United States budget uncertainty and sequestration. See further discussion of our revenue results in the "Results by Segment" section below.
Cost of services — Cost of services are comprised of direct labor, direct material, overhead, subcontractors, travel, supplies and other miscellaneous costs. Cost of services for the three months ended September 27, 2013 was $706.3 million, a decrease of $210.8 million, or 23.0%, compared to the three months ended September 28, 2012. The decrease in Cost of services was primarily driven by the reduction in volume as discussed above. Cost of services as a percentage of revenue increased to 92.1% for the three months ended September 27, 2013 compared to 90.8% for the three months ended September 28, 2012 as a result of operational challenges presented within our DynAviation segment. See further discussion of the impact of program margins in the "Results by Segment" section below.
Selling, general and administrative expenses ("SG&A") — SG&A primarily relates to functions such as management, legal, financial accounting, contracts and administration, human resources, management information systems, purchasing, and business development. SG&A decreased by $6.2 million, or 15.3%, to $34.2 million during the three months ended September 27, 2013 primarily as a result of reductions in legal fees associated with ongoing litigation, reductions in employee compensation, bonuses accrued under the Management Incentive Plan and the reduction in costs incurred for contract labor. SG&A as a percentage of revenue increased for the three months ended September 27, 2013 compared to the three months ended September 28, 2012 primarily as a result of the reduction in revenue out pacing general and administrative cost containment efforts. We continue to focus on effective cost containment measures, including the restructuring of our facilities footprint in Virginia to better position the Company operationally for the future.
Depreciation and amortization — Depreciation and amortization during the three months ended September 27, 2013 was $12.0 million, a decrease of $0.3 million, or 2.7%, compared to the three months ended September 28, 2012. The decrease was primarily the result of certain internally developed software becoming fully amortized and the impairment of certain intangible assets during the fourth quarter of the year ended December 31, 2012.
Earnings from equity method investees — Earnings from equity method investees include our proportionate share of the income of our equity method investees deemed to be operationally integral to our business, such as Partnership for Temporary

Housing LLC (“PaTH”), Contingency Response Services LLC (“CRS”), Global Response Services LLC (“GRS”) and GLS. Earnings from operationally integral unconsolidated affiliates for the three months ended September 27, 2013 was $0.3 million, and remained relatively flat compared to the three months ended September 28, 2012.
Impairment of goodwill — Impairment of goodwill for the three months ended September 27, 2013 was $28.8 million. We recognized an impairment charge on our goodwill associated with our Intelligence & Security ("IS") reporting unit within our DynLogistics segment as a result of our assessment of a triggering event in the quarter. During the three months ended September 28, 2012, $30.9 million was recognized as an impairment charge on our goodwill associated within our Training & Mentoring ("TM") reporting unit as a result of our assessment of a triggering event. See Note 3 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion.
Interest expense — Interest expense for the three months ended September 27, 2013 was $19.7 million, a decrease of $2.3 million, or 10.4%, compared to the three months ended September 28, 2012. The decrease is the result of the reduction of the principal balance of our Term Loan as a result of principal prepayments of $90.0 million during the year ended December 31, 2012. An additional principal prepayment of $15.0 million was made during the three months ended September 27, 2013.
Other income, net — Other income, net of $0.3 million consists primarily of gains/losses from foreign currency and asset sales for the three months ended September 27, 2013. Other income, net during the three months ended September 28, 2012 of $0.1 million consisted of our share of earnings from unconsolidated joint ventures that are not operationally integral.
Income taxes — Our effective tax rate consists of federal and state statutory rates, certain permanent differences and discreet items. The effective tax rate for the three months ended September 27, 2013 was 5.9%, as compared to (11.0)% for the three months ended September 28, 2012. The change in the effective tax rate was primarily due to the permanent differences impact of the goodwill impairments and certain discrete items primarily related to the remeasurement of prior tax positions during both comparable three month periods.

Consolidated Nine Months Ended September 27, 2013 compared to the Nine Months Ended September 28, 2012
The following tables set forth our unaudited consolidated results of operations, both in dollars and as a percentage of revenue, for the nine months ended September 27, 2013 and September 28, 2012:

	Nine Months Ended
(Amounts in thousands)	September 27, 2013		September 28, 2012
Revenue	$2,575,415	100.0%	$3,018,469	100.0%
Cost of services	(2,346,007)	(91.1)	(2,756,839)	(91.3)
Selling, general and administrative expenses	(103,871)	(4.0)	(116,822)	(3.9)
Depreciation and amortization expense	(36,167)	(1.4)	(37,594)	(1.2)
Earnings from equity method investees	3,668	0.1	538	—
Impairment of goodwill	(28,824)	(1.1)	(30,859)	(1.0)
Operating income	64,214	2.5	76,893	2.5
Interest expense	(58,721)	(2.3)	(65,438)	(2.2)
Loss on early extinguishment of debt	(230)	—	(1,479)	—
Interest income	77	—	94	—
Other (expense) income, net	(124)	—	4,768	0.2
(Loss) income before income taxes	5,216	0.2	14,838	0.5
Provision for income taxes	(11,393)	(0.4)	(11,744)	(0.4)
Net (loss) income	(6,177)	(0.2)	3,094	0.1
Noncontrolling interests	(3,546)	(0.1)	(4,322)	(0.1)
Net loss attributable to Delta Tucker Holdings, Inc.	$(9,723)	(0.4)	$(1,228)	—
Revenue — Revenue for the nine months ended September 27, 2013 was $2,575.4 million, a decrease of $443.1 million, or 14.7%, compared to the nine months ended September 28, 2012. The decrease was primarily driven by reduced service needs in Iraq for the DoS, affecting both the INL Air Wing and WPS contracts; the accelerated pace of the drawdown in Afghanistan, which impacted the demand for services under the Company's LOGCAP IV contract and caused reduced training needs under the AMDP contract; and the delay in business awards caused by the U.S. budget uncertainty and sequestration. See further discussion of our revenue results in the "Results by Segment" section below.

Cost of services — Cost of services are comprised of direct labor, direct material, overhead, subcontractors, travel, supplies and other miscellaneous costs. Cost of services for the nine months ended September 27, 2013 was $2,346.0 million, a decrease of $410.8 million, or 14.9%, compared to the nine months ended September 28, 2012. The decrease in Cost of services was due primarily to the decrease in revenue driven by the reduction in volume as discussed above. The reduction in volume also drove a slight decrease in Cost of services as a percentage of revenue to 91.1% for the nine months ended September 27, 2013 compared to 91.3% for the nine months ended September 28, 2012. The reduction in Cost of services as a percentage of revenue was offset by a customer contract dispute within our DynAviation segment. See further discussion of the impact of program margins in the "Results by Segment" section below.
Selling, general and administrative expenses — SG&A primarily relates to functions such as management, legal, financial accounting, contracts and administration, human resources, management information systems, purchasing, and business development. SG&A decreased by $13.0 million, or 11.1%, to $103.9 million during the nine months ended September 27, 2013 primarily as a result of a reduction in legal fees associated with ongoing litigation and the decrease in costs incurred for contract labor. SG&A as a percentage of revenue increased to 4.0% for the nine months ended September 27, 2013 compared to 3.9% for the nine months ended September 28, 2012. The slight increase for the nine months ended September 28, 2012 was primarily a result of the reduction in revenue out pacing general and administrative cost containment efforts.
Depreciation and amortization — Depreciation and amortization during the nine months ended September 27, 2013 was $36.2 million, a decrease of $1.4 million, or 3.8%, compared to the nine months ended September 28, 2012. The decrease was primarily the result of the impairment of certain intangible assets during the fourth quarter of the year ended December 31, 2012 partially offset by additional depreciation expense on fixed assets, including those acquired in conjunction with the acquisition of Heliworks, Inc. during the third quarter of the year ended December 31, 2012.
Earnings from equity method investees — Earnings from equity method investees include our proportionate share of the income of our equity method investees deemed to be operationally integral to our business, such as PaTH, CRS, GRS and GLS. Earnings from operationally integral unconsolidated affiliates for the nine months ended September 27, 2013 was $3.7 million, an increase of $3.1 million compared to the nine months ended September 28, 2012. The increase was primarily the result of equity method income recognized upon the receipt of a $2.6 million dividend distribution from GLS during the nine months ended September 27, 2013.
Interest expense — Interest expense for the nine months ended September 27, 2013 was $58.7 million, a decrease of $6.7 million, or 10.3%, compared to the nine months ended September 28, 2012. The decrease is the result of the reduction of the principal balance of our Term Loan as a result of principal prepayments of $90.0 million during the year ended December 31, 2012. An additional principal prepayment of $15.0 million was made during the three months ended September 27, 2013.
Other (expense) income, net — Other (expense) income, net consists primarily of our share of earnings from Babcock, as well as gains/losses from foreign currency and asset sales. Other expense, net during the nine months ended September 27, 2013 was $0.1 million, a reduction of $4.9 million or 102.6% compared to Other income net of $4.8 million for the nine months ended September 28, 2012. The decrease was the result of a reduction in earnings from Babcock.
Income taxes — Our effective tax rate consists of federal and state statutory rates, certain permanent differences and discreet items. The effective tax rate for the nine months ended September 27, 2013 was 218.4%, as compared to 79.1% for the nine months ended September 28, 2012. The decrease in the tax rates was due primarily to the permanent differences impact of the goodwill impairments and certain discrete items primarily related to the remeasurement of prior tax positions during both comparable nine month periods.

Results by Segment – Three Months Ended September 27, 2013 Compared to Three Months Ended September 28, 2012
The following tables set forth the revenue, both in dollars and as a percentage of our consolidated revenue, operating income and operating margin for our operating segments for the three months ended September 27, 2013 and September 28, 2012. The following amounts agree to our segment disclosures in Note 9 to the Delta Tucker Holdings, Inc. unaudited condensed consolidated financial statements included elsewhere in the Quarterly Report on Form 10-Q.

	Three Months Ended
	September 27, 2013		September 28, 2012
(Amounts in thousands)	Revenue	% of Total Revenue	Revenue	% of Total Revenue
DynLogistics	$451,416	58.9%	$659,501	65.3%
DynAviation	313,189	40.8	348,560	34.5
Headquarters / Other (1)	2,180	0.3	2,253	0.2
Consolidated revenue	$766,785	100.0	$1,010,314	100.0

	Operating Income (Loss)	Profit Margin	Operating Income (Loss)	Profit Margin
DynLogistics	$(12,741)	(2.8)%	$(453)	(0.1)%
DynAviation	11,231	3.6	30,027	8.6
Headquarters / Other (2)	(12,767)		(19,664)
Consolidated operating (loss) / income	$(14,277)		$9,910

(1)
Headquarters revenue primarily represents revenue earned on shared service arrangements for general and administrative services provided to unconsolidated joint ventures. The DynGlobal associated revenue for the three months ended September 27, 2013 is also included in Headquarters/Other in support of the bidding and proposal process of business development. The amount of revenue for DynGlobal represented less than 1% of total revenue for the period.

(2)
Headquarters operating expenses primarily relate to amortization of intangible assets and other costs that are not allocated to segments and are not billable to our U.S. government customers, partially offset by equity method investee income. The DynGlobal associated costs for the three months ended September 27, 2013 are also included in Headquarters/Other.

DynLogistics
Revenue of $451.4 million decreased $208.1 million, or 31.6%, for the three months ended September 27, 2013 compared to the three months ended September 28, 2012 primarily as a result of reductions in manning, materials and other direct costs under the Afghan Area of Responsibility ("AOR") task order under the LOGCAP IV program consistent with the continued drawdown of troops in Afghanistan. Additionally, a decline in scope on the AMDP contract, a reduction in the level of effort on our Navistar Defense and Oshkosh Defense vehicle maintenance programs and the wind-down of the Worldwide Protective Services ("WPS") program in Iraq contributed to the reduction in revenue over this period. As efforts in Afghanistan and Iraq continue to be de-scoped at an accelerated pace and with the uncertainty related to U.S. defense budgets and sequestration, we expect our revenue for the DynLogistics segment to continue to decline during the remainder of the year ended December 31, 2013.
Operating losses of $12.7 million and $0.5 million for the three months ended September 27, 2013 and September 28, 2012 were related to the goodwill impairments recorded for the Intelligence & Security and the Training & Mentoring reporting units, respectively. See Note 3 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion. Excluding the impact of the goodwill impairments, Operating income decreased primarily as a result of the decline in revenue discussed above.
DynAviation
Revenue of $313.2 million decreased $35.4 million, or 10.1%, for the three months ended September 27, 2013 compared to the three months ended September 28, 2012 primarily as a result of the decrease in demand resulting from the de-scoping of the INL-Air Wing program in Iraq in addition to a reduction in volume of certain task orders under the Contract Field Teams (“CFT”) program and the completion of the G222 contract. The decrease in revenue was partially offset by the new Regional Aviation Sustainment Maintenance - West Region ("RASM-W) contract.
Operating income of $11.2 million decreased $18.8 million, or 62.6%, for the three months ended September 27, 2013 compared to the three months ended September 28, 2012 primarily as a result of the decrease in revenue coupled with the unfavorable adjustment related to a customer contract dispute. This adjustment further drove Operating income as a percentage of revenue to 3.6% for the three months ended September 27, 2013 compared to 8.6% for the three months ended September 28, 2012 coupled with the reduced profitability on the Counter Narcoterrorism Technology Program Office ("CNTPO") contract and additional cost incurred to expand Heliworks, Inc., which we acquired in July 2012. The decrease in operating income was partially offset by margin improvements under the CFT program.

Results by Segment – Nine Months Ended September 27, 2013 Compared to Nine Months Ended September 28, 2012
The following tables set forth the revenue, both in dollars and as a percentage of our consolidated revenue, operating income and operating margin for our operating segments for the nine months ended September 27, 2013 and September 28, 2012.
The following amounts agree to our segment disclosures in Note 9 to the Delta Tucker Holdings, Inc. unaudited condensed consolidated financial statements included elsewhere in the Quarterly Report on Form 10-Q.

	Nine Months Ended
	September 27, 2013		September 28, 2012
(Amounts in thousands)	Revenue	% of Total Revenue	Revenue	% of Total Revenue
DynLogistics	$1,518,992	59.0%	$2,045,086	67.8%
DynAviation	1,061,283	41.2	968,206	32.1
Headquarters / Other (1)	(4,860)	(0.2)	5,177	0.2
Consolidated revenue	$2,575,415	100.0	$3,018,469	100.0

	Operating Income (Loss)	Profit Margin	Operating Income (Loss)	Profit Margin
DynLogistics	$20,116	1.3%	$39,732	1.9%
DynAviation	75,850	7.1	80,714	8.3
Headquarters / Other (2)	(31,752)		(43,553)
Consolidated operating income	$64,214		$76,893

(1)
Headquarters revenue primarily represents revenue earned on shared service arrangements for general and administrative services provided to unconsolidated joint ventures. The DynGlobal associated revenue for the nine months ended September 27, 2013 is also included in Headquarters/Other in support of the bidding and proposal process of business development. The amount of revenue for DynGlobal represented less than 1% of total revenue for the period.

(2)
Headquarters operating expenses primarily relate to amortization of intangible assets and other costs that are not allocated to segments and are not billable to our U.S. government customers, partially offset by equity method investee income. The DynGlobal associated costs for the nine months ended September 27, 2013 are also included in Headquarters/Other.

DynLogistics
Revenue of $1,519.0 million decreased $526.1 million, or 25.7%, for the nine months ended September 27, 2013 compared to the nine months ended September 28, 2012 primarily as a result of reductions in manning, materials and other direct costs under the Afghan AOR task order under the LOGCAP IV program consistent with our expectation of reduced volume resulting from the continued drawdown of troops in Afghanistan. Additionally, a decline in the scope of the AMDP program, the completion of the CivPol task order in Iraq, a reduction in the level of effort on the Navistar Defense and Oshkosh Defense programs and the wind-down of the WPS program in Iraq further contributed to the reduction in revenue over this period. These reductions were partially offset by operations under the Philippines Operations Support 2 ("POS 2"), the Medium Tactical Vehicles ("MTV") contract and the Egyptian Personnel Support Services (“EPSS”) contract.  As efforts in Afghanistan and Iraq continue to be de-scoped at an accelerated pace and with the uncertainty related to the U.S. defense budgets and sequestration, we expect our revenue for the DynLogistics segment to continue to decline during the remainder of the year ended December 31, 2013.
Operating income of $20.1 million decreased $19.6 million, or 49.4%, for the nine months ended September 27, 2013 compared to the nine months ended September 28, 2012 primarily as a result of the decline in revenue discussed above partially offset by an increase in vehicle deliveries under the Palestinian Security Sector task order under the CivPol contract coupled with operations under the EPSS contract performing at higher margins than the overall contract mix in the prior year. Additionally, goodwill impairments were recorded for the Intelligence & Security and the Training & Mentoring reporting units, respectively for both comparable periods. See Note 3 to our audited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion.

DynAviation
Revenue of $1,061.3 million increased $93.1 million, or 9.6%, for the nine months ended September 27, 2013 compared to the nine months ended September 28, 2012. The change was primarily the result of operations under new programs, including the NASA AMOS and T-6 COMBS contracts, as well as operations under new task orders awarded under the CFT program, including the Robins Air Force Base, 160th SOAR-A task orders. Additionally, increased demand for flight hours under the CNTPO contract as well as an increase in manning levels under the CFT TASM-E task order contributed to the overall increase in revenue. These increases were partially offset by the reduction in demand under the INL-Air Wing program in Iraq.
Operating income of $75.9 million decreased $4.9 million, or 6.0%, for the nine months ended September 27, 2013 compared to the nine months ended September 28, 2012 primarily as a result of additional cost incurred to expand Heliworks, Inc. and an unfavorable adjustment related to a customer contract dispute. We are currently working with the customer in effort to resolve the issues related to this contract. The decrease in operating income was partially offset by margin improvements under the CFT program.

Liquidity and Capital Resources
Cash generated by operations and borrowings available under our Senior Credit Facility are our primary sources of short-term liquidity (refer to Note 7 to the Delta Tucker Holdings, Inc. unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more detail). We believe our cash flow from operations and our available borrowings will be adequate to meet our liquidity needs for the next twelve months. However, access to our Revolver is dependent upon our meeting financial and non-financial covenants, summarized below, and our cash flow from operations is heavily dependent upon billing and collection of our accounts receivable. At different periods throughout 2013, we have seen delays and other disruptions in the ability of our customers to make timely payments on our accounts receivable. Significant changes, such as an additional CR, a future government shutdown, further cuts mandated by sequestration or any other limitations in collections or loss of our ability to access our revolver, could materially impact liquidity and our ability to fund our working capital needs. Our primary use of short-term liquidity includes debt service and working capital needs sufficient to pay for materials, labor, services or subcontractors prior to receiving payments from our customers. There can be no assurance that sufficient capital will continue to be available in the future or that it will be available at terms acceptable to us. Failure to meet covenant obligations would result in elimination of access to our Senior Credit Facility, which would materially affect our future expansion strategies and our ability to meet our operational obligations. Although we operate internationally, virtually all of our cash is held by either U.S. entities or by foreign entities, which are structured as pass through entities. As a result, we do not have significant risk associated with our ability to repatriate cash.
Management believes Days Sales Outstanding ("DSO") is an appropriate way to measure our billing and collections effectiveness. DSO measures the efficiency in collecting our receivables as of the period end date and is calculated based on average daily revenue for the most recent quarter and accounts receivable, net of customer advances, as of the balance sheet date. DSO was 83 days and 69 days as of September 27, 2013 and December 31, 2012, respectively. The increase in DSO was primarily driven by reduced revenues coupled with inconsistent payment cycles by certain of our customers.
We expect our cash position to strengthen during the remainder of the year ending December 31, 2013 as our customers return to normal payment cycles with the start of the new government fiscal year, the end of the government shutdown and our continued focus on working capital management and growth in our business. We expect cash to continue to be impacted by operational working capital needs, potential acquisitions and interest payments on the Senior Credit Facility and the Senior Unsecured Notes.
In addition, we anticipate using an additional $35.0 million, subject to operations, for principal prepayments, on the Senior Credit Facility during the remainder of the year ending December 31, 2013. Interest payments throughout the year ending December 31, 2013 are expected to be lower relative to the year ended December 31, 2012 as a result of the $90.0 million in principal payments made during 2012 and $15.0 million made during 2013.

Cash Flow Analysis

	Nine Months Ended
(Amounts in thousands)	September 27, 2013	September 28, 2012
Net cash (used in) provided by operating activities	$(30,245)	$65,248
Net cash used in investing activities	(2,639)	(9,983)
Net cash used in financing activities	(44,129)	(38,079)
Cash Flows
Cash used in operating activities during the nine months ended September 27, 2013 was $30.2 million as compared to cash provided by operating activities of $65.2 million during the nine months ended September 28, 2012. Cash used by operations for the nine months ended September 27, 2013 was due to a lower net income for the nine months ended coupled with a reduction in accrued liabilities primarily related to payroll timing and insurance, payments of legal settlements, along with increased cash expenditures to reduce accounts payable while experiencing an increase in DSO. Cash provided by operating activities during the nine months ended September 28, 2012 was primarily the result of improvements in working capital coupled with the release of restricted cash from prior years.
Cash used in investing activities during the nine months ended September 27, 2013 was $2.6 million as compared to cash used in investing activities during the nine months ended September 28, 2012 of $10.0 million. Cash used in investing activities during the nine months ended September 27, 2013 was primarily due to the purchase of fixed assets and software. Cash used in investing activities during the nine months ended September 28, 2012 was primarily the result of the acquisition of Heliworks, Inc. and investments in fixed assets partially offset by the return of capital from our Partnership for Temporary Housing ("PaTH") joint venture.
Cash used in financing activities during the nine months ended September 27, 2013 was $44.1 million compared to $38.1 million of cash provided by financing activities during the nine months ended September 28, 2012. Cash used in financing activities during the nine months ended September 27, 2013 was primarily the result of payments related to financed insurance and a $15 million prepayment on the Term Loan. Cash used in financing activities during the nine months ended September 28, 2012 was primarily the result of a $60.0 million prepayment on our Term Loan.

Financing
As of September 27, 2013, our debt was comprised of (i) $455.0 million of Senior Unsecured Notes and (ii) $312.3 million of the term loan facility (the "Term Loan") principal associated with our Senior Credit Facility. The Senior Credit Facility also contains a $181.0 million revolving credit facility (the "Revolver") under which we had borrowings during the nine months ended September 27, 2013 with the maximum amount borrowed of $87.0 million. These borrowings were for working capital requirements resulting primarily from the timing of customer collections and vendor disbursements. As of September 27, 2013 and December 31, 2012, we had no outstanding Revolver borrowings. As of September 27, 2013 and December 31, 2012, the additional available borrowing capacity under the Senior Credit Facility was approximately $145.3 million and $111.7 million, respectively, which gives effect to $35.7 million and $38.3 million, respectively, in letters of credit.
As of September 27, 2013, the Senior Credit Facility includes the $312.3 million Term Loan and the $181.0 million Revolver running from July 7, 2010 through July 7, 2016. Pursuant to the Senior Credit facility, quarterly principal payments on the Term Loan are required. However, certain principal prepayments made during the year ended December 30, 2011 were applied to the future scheduled maturities and satisfied our responsibility to make quarterly principal payments through maturity.
We incur quarterly interest payments on both the Term Loan and the Revolver comprised of (i) interest for Term Loan and Revolver borrowings, (ii) letter of credit commitments and (iii) unused commitment fees. See Note 7 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information related to the Senior Credit Facility.
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
The weighted-average interest rate as of September 27, 2013 for our debt was 8.6%, excluding the impact of deferred financing fees. There were no interest rate hedges in place during the three months ended September 27, 2013.
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
In addition, the Senior Credit Facility stipulates a maximum total leverage ratio, as defined in the Senior Credit Facility, and a minimum interest coverage ratio, as defined in the Senior Credit Facility, that must be maintained. As of September 27, 2013 and December 31, 2012, we were in compliance with our financial covenants.
The total leverage ratio is the Consolidated Total Debt, as defined in the Senior Credit Facility, less unrestricted cash and cash equivalents (up to $75.0 million) to Consolidated Earnings Before Interest Taxes Depreciation and Amortization ("Consolidated EBITDA"), as defined in the Senior Credit Facility, for the applicable period. Our total leverage ratio cannot be greater than 4.75 to 1.0 through the period ending September 27, 2013, after which, the maximum total leverage diminishes quarterly or semi-annually.

The interest coverage ratio is the ratio of Consolidated EBITDA to Consolidated Interest Expense, as defined in the Senior Credit Facility. The interest coverage ratio must not be less than 2.0 to 1.0 through the period ending June 27, 2014, after which, the minimum total interest coverage ratio increases periodically thereafter.
In the event we fail to comply with the covenants specified in the Senior Credit Facility and the Indenture governing our Senior Unsecured Notes, we may be in default. As of September 27, 2013 and December 31, 2012, the Company was in compliance with all of its debt agreements.

Non-GAAP Measures
We define EBITDA as Generally Accepted Accounting Principles ("GAAP") net income (loss) attributable to Delta Tucker Holdings, Inc. adjusted for interest expense, taxes and depreciation and amortization. Adjusted EBITDA is calculated by adjusting EBITDA for the items described in the table below. We use EBITDA and Adjusted EBITDA as supplemental measures in the evaluation of our business and believe that EBITDA and Adjusted EBITDA provide a meaningful measure of operational performance on a consolidated basis because it eliminates the effects of period to period changes in taxes, costs associated with capital investments and interest expense and is consistent with one of the measures we use to evaluate management’s performance for incentive compensation. In addition, Adjusted EBITDA as presented in the table below corresponds to the definition of Consolidated EBITDA used in the Senior Secured Credit Facilities and the definition of EBITDA used in the Indenture governing the Senior Unsecured Notes to test the permissibility of certain types of transactions, including debt incurrence. Neither EBITDA nor Adjusted EBITDA is a financial measure calculated in accordance with GAAP. Accordingly, they should not be considered in isolation or as substitutes for net income attributable to Delta Tucker Holdings, Inc. or other financial measures prepared in accordance with GAAP.
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

The following table provides a reconciliation of net income (loss) attributable to Delta Tucker Holdings, Inc. and EBITDA and Adjusted EBITDA for the periods included below:

Delta Tucker Holdings, Inc. Unaudited Adjusted EBITDA

	Three Months Ended		Nine Months Ended
(Amounts in thousands)	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
Net (loss) attributable to Delta Tucker Holdings, Inc.	$(33,065)	$(15,794)	$(9,723)	$(1,228)
Provision (benefit) for income taxes	(1,991)	1,393	11,393	11,744
Interest expense, net of interest income	19,689	21,990	58,644	65,344
Depreciation and amortization (1)	12,473	12,745	37,470	38,785
EBITDA	(2,894)	20,334	97,784	114,645
Non-recurring or unusual gains or losses or income or expenses and non-cash impairments (2)	29,173	31,920	29,765	33,681
Changes due to fluctuation in foreign exchange rates	36	22	(284)	(77)
Earnings (loss) from affiliates not received in cash (3)	545	138	1,395	(969)
Employee non-cash compensation, severance, and retention expense (6)	3,206	165	4,603	1,475
Management fees (4)	671	419	1,490	864
Acquisition accounting and Merger-related items (5)	(1,092)	(1,262)	(3,054)	(4,571)
Other	7	9	(128)	(83)
Adjusted EBITDA	$29,652	$51,745	$131,571	$144,965

(1)	Amount includes certain depreciation and amortization amounts which are classified as Cost of services in our Unaudited Condensed Consolidated Statements of Operations.

(2)	Includes the impairment of goodwill of the IS and TM reporting units, as well as certain unusual income and expense items, as defined in the Indenture and Senior Credit Facility.

(3)	Represents the difference between trailing twelve months of income booked from unconsolidated affiliates and the cash received from the affiliates during the same period.
(4) Amount includes management fees paid to Cerberus Operations and Advisory Company.

(5)	Includes the amortization of intangibles arising pursuant to ASC 805 - Business Combination.
(6) Includes postemployment benefit expense related to severance in accordance with ASC 712 - Compensation and relocation expense related to restructure costs.

Off Balance Sheet Arrangements
During the three months ended September 27, 2013, we restructured our facilities footprint in Virginia to better position the Company operationally for the future.  The Company entered into a rental agreement to lease property in Tysons Corner, Virginia and will vacate the properties currently occupied at various locations during the fourth quarter of 2013, to consolidate to the new Tysons Corner location. The non-cancelable lease term expires on December 31, 2024. As a result we expect our estimated total rentals on all non-cancelable operating leases to be as follows: $20.2 million in 2014; $14.8 million in 2015; $11.0 million in 2016; $10.1 million in 2017; $8.8 million in 2018 and $18.6 million thereafter.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There has been no significant change in our exposure to market risk during the three months ended September 27, 2013. For discussion of our exposure to market risk, refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

ITEM 1A. RISK FACTORS.
There have been no material changes in risk factors from those described in "Risk Factors" disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012 except as described below.

We may not be able to continue to deploy or sell our helicopter assets.

We have approximately $8.2 million in helicopter assets comprised of seven UH-1HP “Huey” helicopters that are not deployed on existing programs. Additionally, six of the deployed Huey helicopters under the LOGCAP program were returned from the program during the three months ended September 27, 2013, due to the accelerated ramp down of the program.

We plan to sell all thirteen Huey helicopters or utilize them on other existing programs. We have no guarantee that we will be able to successfully sell these assets or utilize them on other programs. The inability to sell or deploy the helicopters could lead to an impairment charge in the future.

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
In October of 2013, with the fiscal year 2014 beginning, Congress convened and agreed to a short-term CR funding the government at the fiscal year 2013 sequester level through January 15, 2014 and suspended the statutory limit on the amount of permissible federal debt through February 7, 2014. It is unclear when or if annual appropriations bills will be enacted for the fiscal year 2014. The U.S. government may operate under a continuing resolution for all of 2014, restricting the start of new contracts or programs that year.
Congressional appropriation and authorization of the fiscal year 2014 spending, including defense spending, and the application of sequestration remain marked by significant debate and an uncertain schedule. Congress and the Administration also continue to debate the debt ceiling. The outcome of these debates could have a significant impact on future defense spending broadly and the Company's programs, in particular. These or other factors could result in a significant decline in, or redirection of, current and future budgets and could adversely affect our operating performance, including the possible continued loss of revenue and reduction in our operating cash flow.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5. OTHER INFORMATION.
As previously announced, Chris Bernhardt, age 57 was appointed as President of the Company on November 6, 2013. Mr. Bernhardt joined the Company in September 2013 as Senior Vice President of Corporate Development. Prior to joining the Company he was Executive Vice President of Exelis Inc. and President of ITT Electronic Systems.
Mr. Bernhardt's more than 30 years in the defense industry include a broad array of leadership positions in the areas of general management, program management, business development, strategy development, M&A and operations, with leadership emphasis on team building, strategic repositioning and execution, innovation, process improvement, business transformation, talent development and customer satisfaction.
Mr. Bernhardt will receive a base salary of $550,000, payable in accordance with customary payroll practices of the Company. Mr. Bernhard will also be eligible to receive an annual bonus with a target amount of one hundred percent (100%) of his base salary and a potential of up to two hundred percent of base salary (200%) to be paid at the discretion of the Board or, if so delegated by the Board, the Compensation Committee based on meeting or exceeding the Company's annual goals.
Mr. Bernhardt's employment agreement, which was executed on November 11, 2013, but was effective November 7, 2013, provides for (i) severance termination benefits (prior to change in control), (ii) change in control termination benefits (on or after a change in control), and (iii) death and disability benefits. As a condition of receipt of these benefits (other than the death and disability benefits), Mr. Bernhardt must first execute a release and full settlement agreement. The agreement contains customary confidentiality, noncompetition, and nonsolicitation covenants. The employment agreement for Mr. Bernhardt is filed hereto as Exhibit 10.1.

ITEM 6. EXHIBITS.
The following exhibits are filed as part of, or incorporated by reference into, the Quarterly Report on Form 10-Q.

Exhibit No.	Description

10.1*	Employment Agreement dated as of November 7, 2013 by and between DynCorp International LLC (the "Company") and Christopher Bernhardt (the "Executive") (each a "Party" and together, the "Parties")

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

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS XBRL	Instance document

101.SCH XBRL	Taxonomy Extension Schema

101.CAL XBRL	Taxonomy Extension Calculation Linkbase

101.DEF XBRL	Taxonomy Extension Definition Linkbase

101.LAB XBRL	Taxonomy Extension Labels Linkbase

101.PRE XBRL	Taxonomy Extension Presentation Linkbase

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 12, 2013	DELTA TUCKER HOLDINGS, INC.

/s/ William T. Kansky
William T. Kansky
Senior Vice President and Chief Financial Officer