Form 10-K
period 2013-12-31
Delta Tucker Holdings, Inc.
filed 2014-03-14
CIK 1514226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number: 333-173746

DELTA TUCKER HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	27-2525959
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
1700 Old Meadow Road, McLean, Virginia 22102
(571) 722-0210
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

None
Securities registered pursuant to Section 12(g) of the Act:

None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Act. Yes  ☐       No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐       No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

1

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of March 14, 2014 the registrant had 100 shares of its common stock outstanding.

2

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

•
policy and/or spending changes implemented by the Obama Administration, any subsequent administration or Congress, including any further changes to the sequestration that the United States ("U.S.") Department of Defense ("DoD") is currently operating under;

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

•
statements covering our business strategy, those described in "Item 1A. Risk Factors" of this Annual Report on Form 10-K and other risks detailed from time to time in our reports filed with the Securities and Exchange Commission ("SEC").

Accordingly, such forward-looking statements do not purport to be predictions of future events or circumstances and therefore, there can be no assurance that any forward-looking statements contained herein will prove to be accurate. We assume no obligation to update the forward-looking statements.

Fiscal Year
On January 24, 2013, the Board of Directors of Delta Tucker Holdings, Inc. and its consolidated subsidiaries (the "Company"), approved a change of the Company's fiscal year end from a 52-53 week basis ending on the Friday closest to December 31 to a basis where each quarterly period ends on the last Friday of the calendar quarter, except for the fourth quarter of the fiscal year, which ends on December 31. This change was made to improve the comparability in our fiscal years and to better align our year-end close and contract administration, including billing and cash collection activities, with our primary customer, the U.S. federal government.
This Annual Report on Form 10-K reflects the consolidated financial results of the Company for the years ended December 31, 2013, December 31, 2012 and December 30, 2011. Select financial data has been provided for the period from April 1, 2010 (inception) through December 31, 2010 ("Inception Year"). We refer to the Inception Year period as "calendar year 2010" in this Annual Report on Form 10-K. Delta Tucker Holdings, Inc. was formed for the purpose of acquiring DynCorp International Inc. ("DynCorp International") and had immaterial assets and virtually no operations, except for costs associated with acquiring DynCorp International, prior to the merger on July 7, 2010. DynCorp International’s historical fiscal year presentation was comprised of twelve consecutive fiscal months ended on the Friday closest to March 31 of each year. DynCorp International’s last completed fiscal year, prior to the merger on July 7, 2010, ended on April 2, 2010 (“fiscal year 2010”). The three month period ended July 2, 2010, which is the last quarter completed prior to the merger on July 7, 2010, is referred to as the “fiscal quarter ended July 2, 2010”. DynCorp International changed its fiscal year-end at the time of the merger to coincide with that of Delta Tucker Holdings, Inc. For clarity, we refer to these fiscal periods of DynCorp International that ended prior to the merger as those of the “Predecessor.”
Included in this Annual Report on Form 10-K are our audited consolidated statements of operations and the related statements of equity and cash flows for the years ended December 31, 2013, December 31, 2012 and December 30, 2011. The audited consolidated balance sheets are included for the periods as of December 31, 2013 and December 31, 2012.

PART I

ITEM 1. BUSINESS.
Unless the context otherwise indicates, references herein to "we," "our," "us," or "the Company" refer to Delta Tucker Holdings, Inc. and its consolidated subsidiaries. The Company was incorporated in the state of Delaware on April 1, 2010. On July 7, 2010, DynCorp International completed a merger with Delta Tucker Sub, Inc., a wholly owned subsidiary of the Company. Pursuant to the Agreement and Plan of Merger dated as of April 11, 2010, Delta Tucker Sub, Inc. merged with and into DynCorp International, with DynCorp International becoming the surviving corporation and a wholly-owned subsidiary of the Company (the "Merger").
The Delta Tucker Holdings, Inc. consolidated financial statements, included elsewhere in this Annual Report on Form 10-K, have been prepared pursuant to accounting principles generally accepted in the United States of America ("GAAP").
Overview
We are a leading global services provider offering unique, tailored solutions for an ever-changing world. Built on more than six decades of experience as a trusted partner to commercial, government and military customers, we provide sophisticated aviation solutions, law enforcement training and support, base and logistics operations, intelligence training, rule of law development, construction management, international development, ground vehicle support, counter-narcotics aviation, platform services and operations and linguist services. Through our predecessor companies, we have provided essential services to numerous U.S. government departments and agencies since 1951.
Our customers include the U.S. Department of Defense ("DoD"), the U.S. Department of State ("DoS"), the U.S. Agency for International Development ("USAID"), foreign governments, commercial customers and certain other U.S. federal, state and local government departments and agencies. Revenue from the U.S. government accounted for approximately 96%, 97% and 97% of total revenue for the years ended December 31, 2013, December 31, 2012 and December 30, 2011, respectively. Our contracts’ revenue and percentage of total revenue from the U.S. government may fluctuate from year to year. These fluctuations can be due to contract length or contract structure, such as with Indefinite Delivery Indefinite Quantity ("IDIQ") type contracts. IDIQ type contracts are often awarded to multiple contractors and provide the opportunity for awarded contractors to bid on task orders issued under the contract.
Contract Types
Our contracts typically have a term of three to ten years consisting of a base period with multiple option periods. Our contracts typically are awarded for an estimated dollar value based on the forecast of the work to be performed under the contract over its maximum life. In addition, we have historically received additional revenue through increases in program scope beyond that of the original contract. These contract modifications typically consist of "over and above" requests derived from changes in customer requirements. The U.S. government is not obligated to exercise options under a contract after the base period. At the time of completion of the contract term of a U.S. government contract, the contract is re-competed to the extent the service is still required.
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
Our business generally is performed under fixed-price, time-and-materials or cost-reimbursement contracts. Each of these are described below:

•
Fixed-Price Type Contracts: In a fixed-price contract, the price is generally not subject to adjustment based on costs incurred, which can favorably or adversely impact our profitability depending upon our execution in performing the contracted service. Our fixed-price contracts may include firm fixed-price, fixed-price with economic adjustment, and fixed-price incentive elements.

•	Time-and-Materials Type Contracts: Time-and-materials type contracts provide for acquiring supplies or services on the basis of direct labor hours at fixed hourly/daily rates plus materials at cost.

•
Cost-Reimbursement Type Contracts: Cost-reimbursement type contracts provide for payment of allowable incurred costs, to the extent prescribed in the contract, plus a fixed-fee, award-fee, incentive-fee or a combination thereof. Award-fees or incentive-fees are generally based upon various objective and subjective criteria, such as aircraft mission capability rates and meeting cost targets. Award and incentive fees are excluded from estimated total contract revenue until a reasonably determinable estimate of award and incentive fees can be made.

A single contract may be performed under one or more of the contracts types discussed above. Any of these three types of contracts may be executed under an IDIQ contract, which are often awarded to multiple contractors. An IDIQ contract does not represent a firm order for services. Our CFT and LOGCAP IV programs are two examples of IDIQ contracts. When a customer wishes to order services under an IDIQ contract, the customer issues a task order request for proposal to the contractor awardees. The contract awardees then submit proposals to the customer and task orders are typically awarded under a best-value approach. However, many IDIQ contracts permit the customer to direct work to a particular contractor.
Our historical contract mix by type, as a percentage of revenue, is indicated in the table below.

	Delta Tucker Holdings, Inc.
	For the years ended
Contract Type	December 31, 2013	December 31, 2012	December 31, 2011
Fixed-Price	23%	19%	17%
Time-and-Materials	10%	10%	14%
Cost-Reimbursement	67%	71%	69%
Totals	100%	100%	100%
Cost-reimbursement type contracts typically perform at lower margins than other contract types but carry lower risk of loss. We anticipate cost-reimbursable type contracts will continue to represent a large portion of our business for calendar year 2014.
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
Operating and Reportable Segments
In April 2013, the Company amended its organizational structure to improve efficiencies within existing businesses, capitalize on new opportunities, continue international growth and expand commercial business. The Company’s previous six operating and reporting segments, Logistics Civil Augmentation Program ("LOGCAP"), Aviation, Training and Intelligence Solutions ("TIS"), Global Logistics and Development Solutions ("GLDS"), Security Services and Global Linguist Services ("GLS") were realigned into three operating and reporting segments, DynAviation, DynLogistics and DynGlobal. Additionally, as GLS no longer represents a significant portion of our business the chief operating decision maker has determined that GLS will no longer be considered an operating segment or reporting unit. The DynAviation and DynLogistics segments will continue to operate principally within a regulatory environment subject to governmental contracting and accounting requirements, including Federal Acquisition Regulations (“FAR”), Cost Accounting Standards (“CAS”) and audits by various U.S. federal agencies. See Note 12 for further discussion of segments.
A description of each of our Reportable Segments is discussed further below.
DynLogistics
This segment provides best-value mission readiness to its customers through total support solutions including conventional and contingency logistics, operations and maintenance support, platform modification and upgrades, supply chain management and training, security and full spectrum intelligence mission support services. The LOGCAP IV contract is the most significant contract within this segment and performs under a single IDIQ contract. Under the LOGCAP IV contract, the U.S. Army contracts for us to perform selected services, operations and maintenance, engineering and construction and logistics in theater to augment the U.S. Army, the U.S. Marines Corp and North Atlantic Treaty Organization ("NATO") forces and to release military units for other missions or to fill the U.S. military resource shortfalls.

This segment also provides international policing and police training, judicial support, immigration support and base operations to a variety of international and national customers. We provide senior advisors and mentors to foreign governmental agencies to provide leadership, operations and training, intelligence, logistics and security capabilities. This includes the services we provide under key contracts such as the Afghanistan Ministry of Defense Program ("AMDP") and the Combined Security Transition Command Afghanistan ("CSTC-A") programs.
DynLogistics supports U.S. foreign policy and international development priorities by assisting in the development of stable and democratic governments, implementing anti-corruption initiatives and aiding the growth of democratic public and civil institutions. This segment also provides base operations support, engineering, supply and logistics, pre-positioned war reserve materials, facilities, marine maintenance services, program management services primarily for ground vehicles and contingency response on a worldwide basis. These services are provided to U.S. government agencies in both domestic and foreign locations, foreign government entities and commercial customers.
DynAviation
This segment provides worldwide maintenance of aircraft fleet and ground vehicles, which includes logistics support on aircraft and aerial firefighting services, weapons systems, and related support equipment to the DoD, other U.S. government agencies and direct contracts with foreign governments. This segment also provides foreign assistance programs to help foreign governments improve their ability to develop and implement national strategies and programs to prevent the production, trafficking and abuse of illicit drugs. The INL Air Wing program and the CFT program are the most significant programs in the DynAviation segment. The INL Air Wing program supports governments in multiple Latin American countries and provides support and assistance with interdiction services in Afghanistan. This program also provides intra-theater transportation services for DoS personnel throughout Iraq and Afghanistan. The CFT program deploys highly mobile and quick-response field teams to customer locations globally to supplement a customer’s workforce.
DynGlobal
This segment focuses resources and energy into the pursuit of business with governments and commercial entities around the world. Initial activities of this segment are focused on the development and growth of this business.
Key Contracts
Logistics Civil Augmentation Program IV ("LOGCAP IV"): The LOGCAP IV contract was awarded to us in 2008 and is a part of our DynLogistics segment. We were selected as one of the three prime contractors to provide logistics support under the LOGCAP IV contract. LOGCAP IV is the U.S. Army component of the DoD’s initiative to award contracts to U.S. companies with a broad range of logistics capabilities to support U.S. and allied forces during combat, peacekeeping, humanitarian and training operations. This IDIQ contract has a term of up to ten years. In December 2012, customer negotiations resulted in the elimination of award fee component for option years beginning in 2012 and continuing for the remaining contract periods. The remaining task orders under the LOGCAP IV contract are now either firm fixed price or cost-reimbursable-plus-fixed-fee.
International Narcotics Law Enforcement Air Wing ("INL"): The INL Air Wing program is a part of our DynAviation segment. In May 2005, the DoS awarded this contract in support of the INL program to aid in the eradication of illegal drug operations. This program also provides intra-theater transportation services for DoS personnel throughout Iraq and Afghanistan. This contract is scheduled to expire in October 2014, at which time we will re-compete for the revised contract option through 2015. The services provided under this contract are fixed-price and cost-reimbursable type services.
Contract Field Teams ("CFT"): The CFT program is a part of our DynAviation segment. This program deploys highly mobile, quick-response field teams to customer locations to supplement a customer’s workforce. The services we provide under the CFT program generally include mission support to aircraft and weapons systems and depot-level repair. Our customer for the CFT program is the DoD and the majority of our current delivery orders are time-and-materials, but we also have cost-reimbursement and fixed-priced services.
Afghanistan Ministry of Defense Program ("AMDP"): The AMDP program is a part of the DynLogistics segment and was awarded to us by the DoD in December 2010. The program was established with the goal of assisting the government of the Islamic Republic of Afghanistan to build, develop and sustain an effective and professional law enforcement organization by training and mentoring the Afghans to manage all aspects of their police training program. This program is structured under a cost-reimbursable-plus-fixed-fee type arrangement.
War Reserve Materiel ("WRM"): The War Reserve Materiel contract is a part of our DynLogistics segment. Through this program, we manage the U.S. Air Force Southwest Asia War Reserve Materiel Pre-positioning program, which includes operations in Oman, Bahrain, Qatar, Kuwait, United Arab Emirates and two locations in the United States (Yorktown, Virginia and Shaw Air Force base, South Carolina). Through this contract, we store, maintain and deploy assets such as tents, generators, vehicles, kitchens and medical supplies to deployed forces in the global war on terror. During Operation Enduring Freedom and Operation Iraqi Freedom, we sent teams into the field to assist in the setup of tent cities prior to the arrival of the deployed forces. The WRM program continues to partner with the U.S. Central Command Air Force in the development of new and innovative approaches to asset management. Our contract is primarily cost-plus-award fee with a smaller portion of fixed-price services.
Naval Test Wing Patuxent River MD ("Pax River"): The Pax River contract is a part of our DynAviation segment. This contract was awarded in August 2011, to provide organization level maintenance and logistic support on all aircraft and support equipment for which the Naval Test Wing Atlantic has maintenance responsibility. Labor and services will be provided to perform safety studies, off-site aircraft safety and spill containment patrols and aircraft recovery services. The cost-plus-fixed-fee contract has a base year plus four one year option periods.
T-6 Contractor Operated and Maintained Base Supply ("T-6 COMBS"): The T-6 COMBS contract with the U.S. Air Force Materiel Command is a part of our DynAviation segment and provides support services for T-6A and T-6B aircraft at ten Air Force and Navy locations throughout the U.S. The majority of our contractual services are fixed-price. The contract began June 1, 2012 and consists of a five month base period and four one-year option years.
Andrews Air Force Base ("Andrews AFB"): The Andrews AFB program is a part of our DynAviation segment. Under the Andrews AFB contract, we perform aviation maintenance and support services, which include full back shop support, organizational level maintenance, fleet fuel services, launch and recovery, supply and Federal Aviation Administration ("FAA") repair services. Under this program we oversee the management of the U.S. presidential air fleet (other than Air Force One). Our principal customer under this contract is the U.S. Air Force. This contract was entered into in September 2011 with the majority of our contractual services being fixed-price.
Sheppard Air Force Base ("Sheppard AFB"): The Sheppard Air Force Base contract is a part of our DynAviation segment. Under this program, we provide aircraft maintenance services for the 80th Flying Training Wing based at Sheppard Air Force Base in Wichita Falls, Texas. This contract has an initial base period of eleven months and six option years. The mission of the Air Education and Training Command’s 80th Flying Training Wing is to provide undergraduate pilot training for the U.S. and North Atlantic Treaty Organization ("NATO") allies in the Euro NATO Joint Jet Pilot Training program. Graduates of this prestigious program are assigned to fighter pilot positions in their respective air forces. The majority of our contractual services are fixed-price.
Combined Security Transition Command Afghanistan ("CSTC-A"): The CSTC-A program is a part of our DynLogistics segment. This program provides assistance to the CSTC-A and the NATO training mission by providing mentors and trainers to develop the Afghanistan Ministry of Defense ("MOD"). In addition to providing training and mentoring, we also provide subject matter expertise and programmatic support to CSTC-A staff and the Afghanistan MOD. This program supports development of the organizational capacity and capability to assist the Afghanistan MOD and Afghan National Army forces in assuming full responsibility for their own security needs. The services provided under this contract are cost-reimbursable type services.
California Department of Forestry: The California Department of Forestry program is a part of our DynAviation segment. We have been helping to fight fires in California since December 2001. We maintain aircraft, providing nearly all types and levels of maintenance - scheduled, annual, emergency repairs and even structural depot-level repair. McClellan Field in Sacramento is home base for our program mechanics, data entry staff, and quality control inspectors. In addition, we provide pilots who operate the fixed wing aircraft. Our current task orders are primarily time-and-materials.
Regional Aviation Sustainment Maintenance ("RASM - W"): The RASM-W program with the U.S. Army Aviation and Missile Life Cycle Management Command was awarded in February of 2013, to provide aviation field and sustainment level maintenance services. The hybrid firm-fixed-price, cost-plus-incentive-fee contract has one base year and four, one-year options.

Estimated Total Contract Value and Certain Other Terms
The estimated total contract value represents amounts expected to be realized from the initial award date to the current contract end date (i.e., revenue recognized to date plus backlog). For the reasons stated under the captions "Risk Factors" and "Business - Key Contracts," the estimated total contract value or ceiling value specified under a government contract or task order is not necessarily indicative of the revenue that we will realize under that contract.
Key Contracts
The following table sets forth certain information for our principal contracts, including the initial start and end dates and the principal customer for each contract as of December 31, 2013:

Contract	Segment	Principal Customer	Initial/Current Award Date	Current Contract End Date	Estimated Total Contract Value (1)
LOGCAP IV (2)	DynLogistics	U.S. Army	Apr-2008	Apr-2018	$6.84 billion
INL Air Wing	DynAviation	DoS	Jan-2001 / May-2005	Oct-2014	$3.65 billion
Contract Field Teams	DynAviation	DoD	Oct-1951 / Oct-2008	Sep-2015	$1.10 billion
AMDP	DynLogistics	DoD	Dec-2010	Apr-2014	$836 million
War Reserve Materiel	DynLogistics	U.S. Air Force	May-2000 / Jun-2008	Sep-2016	$503 million
Patuxent River Naval Test Wing	DynAviation	U.S. Navy	Jul-2011 / Aug-2011	Jul-2016	$479 million
T-6 COMBS	DynAviation	U.S. Air Force	Jun-2012	Oct-2016	$407 million
Andrews AFB	DynAviation	U.S. Air Force	Sep-2011	Dec-2018	$420 million
Sheppard Air Force Base	DynAviation	U.S. Air Force	Sep-2009	Sep-2016	$270 million
CSTC-A	DynLogistics	U.S. Army	Mar-2010	Dec-2014	$261 million
California Department of Forestry (3)	DynAviation	State of California	Dec-2001 / Jul-2008	Dec-2014	$254 million
RASM-W	DynAviation	U.S. Army	Jul-2013	Jun-2018	$243 million

(1)
Estimated total contract value represents the initial start and end date of the contracts presented and is not necessarily representative of the amount of work we will actually be awarded under the contract. Contract value can grow over time based on IDIQ task orders and/or contract extensions.

(2)	LOGCAP IV has a $5 billion ceiling per year per contractor over 10 years.

(3)	Commercial contract.
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
The initial focus of DynGlobal is on the pursuit and growth of international and commercial business.
The following table sets forth our approximate backlog as of the dates indicated:

	December 31, 2013

(Amounts in millions)	DynAviation	DynLogistics	DynGlobal	Total
Funded backlog	$564	$977	$—	$1,541
Unfunded backlog	1,761	678	—	2,439
Total backlog	$2,325	$1,655	$—	$3,980

	December 31, 2012

(Amounts in millions)	DynAviation	DynLogistics	DynGlobal	Total
Funded backlog	$781	$861	$—	$1,642
Unfunded backlog	1,737	1,899	—	3,636
Total backlog	$2,518	$2,760	$—	$5,278

Regulatory Matters
Contracts with the U.S. government are subject to a multitude of regulatory requirements, including but not limited to the Federal Acquisition Regulation ("FAR") and the Defense Federal Acquisition Regulation Supplement ("DFARS"), which set forth policies, procedures and requirements for the acquisition of goods and services by the U.S. Government. Under U.S. Government regulations certain costs, including certain financing costs, lobbying expenses, certain types of legal expenses and certain marketing expenses related to the preparation of bids and proposals are not allowed for pricing purposes and calculation of contract reimbursement rates under cost-reimbursement contracts. The U.S. Government also regulates the methods by which allowable costs may be allocated to U.S. Government contracts.
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
Our U.S. Government contracts are subject to audits at various points in the contracting process. Pre-award audits are performed at the time a proposal is submitted to the U.S. Government for cost-reimbursement contracts. The purpose of a pre-award audit is to determine the basis of the bid and provide the information required for the U.S. Government to negotiate the contract effectively. In addition, the U.S. Government may perform a pre-award audit to determine our capability to perform under a contract. During the performance of a contract, the U.S. Government has the right to examine our costs incurred on the contract, including labor charges, material purchases and overhead charges. Upon a contract's completion, the U.S. Government performs an incurred cost audit of all aspects of contract performance for cost-reimbursement contracts to ensure that we have performed the contract in a manner consistent with our proposal and FAR. The U.S. Government also may perform a post-award audit for proposals that are subject to the Truth in Negotiations Act, which are proposals in excess of $700,000, to determine if the cost proposed and negotiated was accurate, current and complete as of the time of negotiations.

The Defense Contract Audit Agency ("DCAA") performs these audits on behalf of the U.S. Government. The DCAA also reviews and opines on the adequacy of, and our compliance with, our internal control systems and policies, including Accounting, Purchasing, Property, Estimating, Earned Value Management and Material Management Systems. The DCAA has the right to perform audits on our incurred costs on all flexibly priced contracts on an annual basis. We have DCAA auditors on-site to monitor our billing and back office operations. An adverse finding under a DCAA audit could result in a recommendation of disallowed costs under a U.S. Government contract, termination of U.S. Government contracts, forfeiture of profits, a withhold of payments, fines, suspension or prohibition from doing business with the U.S. Government. In the event that an audit by the DCAA recommends disallowance of our costs under a contract, we have the right to appeal the findings of the audit under applicable dispute resolution provisions. Approval of submitted annual incurred costs claims can take many years. All of our incurred costs claims for U.S. Government contracts completed through fiscal year 2007 have been audited by the DCAA and negotiated by the Defense Contract Management Agency ("DCMA"). Incurred cost claim audits for subsequent periods are ongoing. See "Risk Factors - A negative audit or other actions by the U.S. government could adversely affect our operating performance."
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
Intellectual Property
We hold an exclusive, perpetual, irrevocable, worldwide, royalty-free and fully paid license to use the "Dyn International" and "DynCorp International" names in connection with aviation services, security services, technical services and marine services. We also own various licenses for names associated with Phoenix, Casals and Heliworks. Additionally, we own various registered domain names, patents, trademarks and copyrights. Because most of our business involves providing services to government entities, our operations generally are not substantially dependent upon obtaining and/or maintaining copyright, patents, or trademark protections, although our operations make use of such protections and benefit from them.
Environmental Matters
Our operations include the use, generation and disposal of petroleum products and other hazardous materials, including services such as painting aircraft and handling substances that may qualify as hazardous waste, such as used batteries and petroleum products. We are subject to various U.S. federal, state, local and foreign laws and regulations by which we must abide. These regulations relate to the protection of the environment, including those governing the management and disposal of hazardous substances and wastes, the cleanup of contaminated sites and the maintenance of a safe and healthy workplace for our employees, contractors and visitors. We have written procedures in place and believe we have been and are in substantial compliance with environmental laws and regulations, and we have no liabilities under environmental requirements that would have a material adverse effect on our business, results of operations or financial condition. We have not incurred, nor do we expect to incur, material costs relating to environmental compliance.

Employees
As of December 31, 2013, we had approximately 20,000 personnel located in approximately 34 countries in which we have operations, of which approximately 3,600 are employees of our affiliates. Employees represented by labor unions totaled approximately 2,100. We believe the working relations with our employees and our unions are in good standing.
ITEM 1A. RISK FACTORS.
The risks described below should be carefully considered, together with all of the other information contained in this Annual Report on Form 10-K including Part II - Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations. Any of the following risks could materially and adversely affect our financial condition, results of operations or cash flows.
We rely on sales to U.S. government entities. A loss of contracts, a failure to obtain new contracts or a reduction of sales or award fees under existing contracts with the U.S. government could adversely affect our operating performance and our ability to generate cash flow to fund our operations.
We derive substantially all of our revenue from contracts and subcontracts with the U.S. government and its agencies, primarily the DoD and the DoS. The remainder of our revenue is derived from commercial contracts and contracts with foreign governments. We expect that U.S. government contracts, particularly with the DoD and the DoS, will continue to be our primary source of revenue for the foreseeable future. The continuation and renewal of our existing government contracts and new government contracts are, among other things, contingent upon the availability of adequate funding for various U.S. government agencies, including the DoD and the DoS. Changes in U.S. government spending could directly affect our operating performance and lead to an unexpected loss of revenue. The loss or significant reduction in government funding of a large program in which we participate could also result in a material decrease to our future projections of revenue, earnings and cash flows. U.S. government contracts are also conditioned upon the continuing approval by Congress of the amount of necessary spending. Congress usually appropriates funds for a given program on a September 30 fiscal year basis, even though contract periods of performance may extend over many years. Consequently, at the beginning of a major program, the contract is usually partially funded, and additional monies are normally committed to the contract by the procuring agency only as appropriations are made by Congress for future fiscal years. Among the factors that could impact U.S. government spending and reduce our U.S. Government contracting business include:

•	policy and/or spending changes implemented by the Obama administration, any subsequent administration or Congress;

•	continued budget reductions in military spending imposed by Congress;

•	a continual decline in, or reapportioning of, spending by the U.S. government, in general, or by the DoD or the DoS, in particular;

•	changes, delays or cancellations of U.S. government programs, requirements or policies;

•	the adoption of new laws or regulations that affect companies that provide services to the U.S. government;

•	U.S. government shutdowns or other delays in the government appropriations process;

•
curtailment of the U.S. government's outsourcing of services to private contractors including the expansion of insourcing; changes in the political climate, including with regard to the funding or operation of the services we provide; and

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
The nature of our business sometimes requires us to begin new work or extend work under an existing contract at the request of our customer before a formal contract or contract modification has been executed. In such situations, we have a long history of successfully obtaining a formal contract or contract modification from our customer; however, work performed in such situations involves some risk that we may be unsuccessful in reaching final agreement with our customer. In the event we are unsuccessful in reaching an agreement with our customer, we may be required to submit a request for equitable adjustment or a formal claim.  These processes can take substantial time and may ultimately be unsuccessful in allowing us to bill and collect any associated fees earned on work performed in such situations, including base fees or award fees, which could result in lower revenue and could have a material effect on our financial condition and results of operations.
Our U.S. government contracts typically have an initial term of one year with multiple option periods, exercisable at the discretion of the government at previously negotiated prices. The government is not obligated to exercise any option under a contract. Furthermore, the government is typically required to re-compete all programs and, therefore, may not automatically renew a contract. In addition, at the time of completion of any of our government contracts, the contract is frequently required to be re-competed if the government still requires the services covered by the contract.
If the U.S. government terminates and/or materially modifies any of our contracts or if option periods are not exercised, our failure to replace revenue generated from such contracts would result in lower revenue and backlog which could adversely affect our earnings and have a material effect on our financial condition and results of operations.
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

The U.S. government contracts for which we compete typically have multiple option periods, and if we fail to win a contract or a task order, we generally will be unable to compete again for that contract for several years. If we fail to win new contracts or to receive renewal contracts upon re-competition, it may result in additional costs and expenses and possible loss of revenue, and we will not have an opportunity to compete for these contract opportunities again until such contracts expire.
Because of the nature of our business, it is not unusual for us to lose contracts to competitors or to gain contracts once held by competitors during re-compete periods.
Additionally, some contracts simply end as projects are completed or funding is terminated. We have included our most significant contracts by reportable segment in our key contract table under the heading "Business." Contract end dates are included within the tables to better inform interested parties, security analysts and institutional investors in reviewing the potential impact on our most significant contracts for this risk.
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
In particular, if the U.S. Government, due to budgetary considerations, fails to sustain the troops in Afghanistan, continues to reduce the DoD Operations and Maintenance budget or reduces funding for DoS initiatives in which we participate, our business, financial condition and results of operations could be adversely affected. Appropriations can also be affected by legislation that addresses larger budgetary issues of the U.S. Government. The Budget Control Act of 2011 ("BCA") and its sequestration provisions, have been amended and the appropriations forecasted levels for most federal agencies, including the DoD will increase for the fiscal year 2014, however, much is still unknown for subsequent years. We anticipate the military branches under the DoD will continue to make cuts to meet the fiscal realities. We believe the DoD will need to ensure existing platforms are able to meet the requirements of the mission set forth and ensure its success.
While there exists potential challenges that could adversely impact our business on a short term basis, we believe the longer term industry trends are positive and will result in continued demand in our target markets for the types of services we provide. We believe that our current sources of liquidity will enable us to continue to perform under our existing contracts and further grow our business, we cannot ensure that will be the case. A credit crisis could adversely affect our ability to obtain additional liquidity or refinance existing indebtedness on acceptable terms or at all, which could adversely affect our business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for additional discussion regarding liquidity.
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

In addition, increased insurgent activities or destabilization, including civil unrest or a civil war in Iraq or Afghanistan, may lead to a determination by the U.S. government to halt or substantially reduce our operations in a particular location, country or region and to perform the services using military personnel. Furthermore, in extreme circumstances, the U.S. government may decide to terminate all or substantially reduce U.S. government activities, including our operations under U.S. government contracts in a particular location, country or region and to withdraw all or a substantial number of military personnel. Congressional pressure to reduce, if not eliminate, the number of U.S. troops in Afghanistan may also lead to U.S. government procurement actions that reduce or terminate the services and support we provide in that theater of conflict. Any of the foregoing could adversely affect our operating performance and may result in additional costs and loss of revenue.
We are exposed to risks associated with operating internationally.
A large portion of our business is conducted internationally. Consequently, we are subject to a variety of risks that are specific to international operations, including the following:

•	export controls regulations that could erode profit margins or restrict exports;

•	compliance with the U.S. Foreign Corrupt Practices Act, the UK Bribery Act; and other international anti-corruption laws

•	the burden and cost of compliance with foreign laws, treaties and technical standards and changes in those regulations;

•	contract award and funding delays;

•	potential restrictions on transfers of funds;

•	foreign currency fluctuations;

•	potential claims filed in foreign courts and judicial systems;

•	foreign adjustments associated with uncertain tax benefits;

•	import and export duties and value added taxes;

•	transportation delays and interruptions;

•	uncertainties arising from foreign local business practices and cultural considerations;

•	requirements by foreign governments that we locally invest a minimum level as part of our contracts with them, which may not yield any return; and

•	potential military conflicts, civil strife and political risks.
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
A negative audit or other actions by the U.S. government could adversely affect our operating performance
At any given time, many of our contracts are under review by the DCAA, the DCMA and other government agencies. These agencies review our contract performance, cost structure, and/or compliance with applicable laws, regulations and standards. Such agency audits may include contracts under which we have performed services in Iraq and Afghanistan under especially demanding circumstances.
The government agencies also review the adequacy of, and our compliance with, our internal control systems and policies, including our Accounting, Purchasing, Property, Estimating, Earned Value Management and Material Management System.
Given the continued oversight by the U.S. government, we could be subjected to additional regulatory requirements which could require additional audits at various points within our contracting process. An adverse finding under an audit could result in a recommendation of disallowed costs under a U.S. contract, termination of a U.S. government contract, forfeiture of profits, suspension or a withhold of payments which could negatively impact our liquidity position and affect our ability to invoice and receive timely payment on our contracts, perform contracts or compete for contracts with the U.S. government. See Note 9 to the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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
Government withholding regulations could adversely affect our operating performance.
The DoD issued the final DFARS rule in 2012 which allows withholding of a percentage of payments when a contractor's business system has one or more significant deficiencies. The DFARS rule applies to Cost Accounting Standards ("CAS") covered contracts that have the DFARS clause in the contract terms and conditions. The final rule represents a significant change in the contracting environment for companies performing work for the DoD. Contracting officers may withhold 5% of contract payments for one or more significant deficiencies in any single contractor business system or up 10% of contract payments for significant deficiencies in multiple contractor business systems. A significant deficiency is defined as a "shortcoming in the system that materially affects the ability of officials of the DoD to rely upon information produced by the system that is needed for management purposes." The final rule was applicable to new DoD contracts awarded after February 2012.
The expiration of our collective bargaining agreements could result in increased operating costs or work disruptions, which could potentially affect our operating performance.
As of December 31, 2013, we had approximately 20,000 personnel, of which approximately 3,600 are employees of our affiliates. Employees represented by labor unions totaled approximately 2,100. As of December 31, 2013, we had approximately

13 collective bargaining agreements with these unions. The length of these agreements varies, with the longest expiring in September 2016. There can be no assurance that we will not experience labor disruptions associated with the expiration or renegotiation of collective bargaining agreements or otherwise. We could experience a significant disruption of operations and increased operating costs as a result of higher wages or benefits paid to union members, which could adversely affect our operating performance and may result in additional expenses and possible loss of revenue.
Proceedings against us in domestic and foreign courts could result in legal costs and adverse monetary judgments, adversely affecting our operating performance and causing harm to our reputation.
We are involved in various domestic and foreign claims and lawsuits from time to time. For example, we are a defendant in two consolidated lawsuits seeking unspecified damages brought by citizens and certain provinces of Ecuador. The basis for the actions was pending in the U.S. District Court for the District of Columbia; however, on March 18, 2013 the plaintiffs filed a notice of appeal with the U.S. Court of Appeal for the District of Columbia. The basis for the action arises from our performance of a DoS contract for the eradication of narcotic plant crops in Colombia. The lawsuits allege personal injury, property damage and wrongful death as a consequence of the spraying of narcotic crops along the Colombian border adjacent to Ecuador. In the event that a court decides against us, in these lawsuits, and we are unable to obtain indemnification from the U.S. Government, or contributions from the other defendants, we may incur substantial costs, which could have a significant impact on our results of operations. Many uncertainties exist surrounding foreign litigations and claims. We continue to assess such claims as they are made, however, it is not possible to determine the ultimate outcome. An adverse ruling in these cases could also adversely affect our reputation and have a material adverse effect on our ability to win future government contracts.
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
We compete with various entities across geographic and business lines. Competitors of our operating segments are typically various solution providers that compete in any one of the service areas provided by those business units. Additionally, competitors of our operating segments are typically large defense service contractors that offer services associated with maintenance, training and other activities.
We compete based on a number of factors, including our broad range of services, geographic reach, mobility and response time. Foreign competitors may obtain an advantage over us in competing for U.S. government contracts and attracting employees. We are required by U.S. laws and regulations to remit to the U.S. government statutory payroll withholding amounts for U.S. nationals working on U.S. government contracts while employed by our majority-owned foreign subsidiaries. Foreign competitors may not be similarly obligated by their governments.

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
In addition to the competition we face in bidding for contracts and task orders, we must also compete to attract the skilled and experienced personnel integral to our continued operations. We hire from a limited pool of potential employees as military and law enforcement experience, specialized technical skill sets and security clearances are prerequisites for many positions. Our failure to compete effectively for employees, or excessive attrition among our skilled personnel, could reduce our ability to satisfy our customers' needs and increase the costs and time required to perform our contractual obligations. This could adversely affect our operating performance and may result in additional expenses and possible loss of revenue.
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
In addition, we must comply with provisions in U.S. government contracts that require employment of persons with specified work experience and security clearances. An inability to maintain employees with the required security clearances could have a significant impact on our ability to win new business and satisfy our existing contractual obligations, could adversely affect our operating performance and may result in additional expenses and possible loss of revenue.
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
We are subject to numerous environmental, legal and regulatory requirements related to our operations worldwide. In the U.S., these laws and regulations include those governing the management and disposal of hazardous substances and wastes, the maintenance of a safe workplace and painting aircraft and handling substances such as used batteries and petroleum products. In addition to U.S. federal laws and regulations, states and other countries where we do business have numerous environmental, legal and regulatory requirements by which we must abide. We could incur substantial costs, including clean-up costs, as a result of violations of, or liabilities under, environmental laws.

Our business and results of operations could be adversely affected by the passage of U.S. health care reform and other environmental legislation and regulations. We are continually assessing the impact that health care reform could have on our employer-sponsored medical plans. Growing concerns about climate change may result in the imposition of additional environmental regulations. For example, legislation, international protocols, regulation or other restrictions on emissions could increase the costs of projects for our customers or, in some cases, prevent a project from going forward, thereby potentially reducing the need for our services.
All of these factors could adversely affect our operating performance and may result in additional expenses and possible loss of revenue.
Acquisition and divestiture related transactions require substantial management resources and may disrupt our business and divert our management from other responsibilities. Acquisitions and divestitures are accompanied by other risks, including:

•	the difficulty of integrating or disaggregating the operations and personnel of the acquired or divested companies;

•	the inability of our management to maximize our financial and strategic position by the successful incorporation or dissolution of acquired or divested personnel into our programs;

•	we may not realize anticipated synergies or financial growth;

•	we may assume material liabilities that were not identified during due diligence, including potential regulatory penalties resulting from the acquisition or divested target's previous activities;

•	difficulty maintaining uniform standards, controls, procedures and policies, with respect to accounting matters and otherwise;

•	the potential loss or retention of key employees of acquired or divested companies;

•	the impairment of relationships with employees and customers as a result of changes in management and operational structure; and

•	acquisitions or divestitures may require us to invest significant amounts of cash resulting in dilution of stockholder value.
Any inability to successfully integrate or disaggregate the operations and personnel associated with an acquired or divested business and/or service line may harm our business and results of operations.
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
A disruption, infiltration or failure of network, application systems or third-party hosted services in the event of a major earthquake, hurricane, fire, power loss, telecommunications failure, software or hardware malfunctions, cyber-attack, war, terrorist attack or other catastrophic event could cause system interruptions, reputational harm, loss of intellectual property, delays in our ability to provide service to our customers, lengthy interruptions in our services, breaches of data security and loss of critical data and could prevent us from fulfilling our customers' orders, which could result in reduced revenue.
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
     Were an incident to occur, it could lead to loss of confidentiality, integrity, and/or availability of information or systems, harm to personnel or infrastructure, and/or damage to our reputation.  Such an incident could result in material impact on our business operations and strategies, current or future financial position, and/or cash flows.
Goodwill represents a significant asset on our balance sheet and has been significantly impaired and may continue to be impaired.
Goodwill is a significant asset on our balance sheet, with an aggregate balance of $294 million as of December 31, 2013. We assess goodwill and other intangible assets with indefinite lives for impairment annually in October and when an event occurs or circumstances change that would suggest a triggering event. If a triggering event is identified, a step one assessment is performed to identify any possible goodwill impairment in the period in which the event is identified. The annual impairment test requires us to determine the fair value of our reporting units in comparison to their carrying values. A decline in the estimated fair value of a reporting unit could result in a goodwill impairment, and a related non-cash impairment charge against earnings, if estimated fair value for the reporting unit is less than the carrying value of the net assets of the reporting unit.
During the year ended December 31, 2013, we determined that the carrying values of the goodwill associated with the Intelligence & Security ("IS") reporting unit within the DynLogistics segment and the Air Operations ("AO") reporting unit within the DynAviation segment exceeded their fair values. The Company learned during the third quarter of calendar year 2013, that the pursuit of a significant business opportunity within the IS reporting unit was unsuccessful due to competitor protests and other factors. This reporting unit's projections included significant estimates related to the new business opportunity. The Company concluded the change in circumstances represented a triggering event and a step one assessment was performed to identify any possible goodwill impairment. Additionally, during the annual impairment assessment of the AO reporting unit, the current projections for which are dependent upon a single contract, the Company received clarification from the customer regarding the upcoming re-compete of the contract. This resulted in a decline in our projections for future years and resulted in a goodwill impairment. As a result of the events discussed above, non-cash impairment charges of approximately $28.8 million and $281.5 million were recorded for the year ended December 31, 2013 to impair the carrying values of the IS and AO reporting units' goodwill, respectively.
As the defense industry is currently in a volatile state and faces many uncertainties in the upcoming year, we could see a further decline in the estimated fair values of one or more of our reporting units which could result in a material impact on our financial condition and results of operations. See Critical Accounting Policies within "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion.
Future restatement of our financial statements could adversely affect our business.
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
We have thirteen Huey helicopters we plan to sell or utilize on our programs. The Company was successful in selling one of the UH-1H helicopters subsequent to the year ended December 31, 2013, however, we are not certain that we will be able to successfully sell all of the remaining helicopters or utilize them on our programs. The inability to sell or deploy the helicopters could lead to an impairment charge in the future.
We use estimates when accounting for contracts. Changes in estimates could affect our profitability and our overall financial position.
When agreeing to contractual terms, we make assumptions and projections about future conditions and events, many of which extend over a period of time. These assumptions and projections assess the cost, productivity and availability of labor, future levels of business base, complexity of the work to be performed, cost and availability of materials, impact of potential delays in performance and timing of product deliveries. Contract accounting requires judgment relative to assessing risks, estimating contract revenues and costs, and making assumptions for schedule and technical issues. Due to the size and nature of many of our contracts, the estimation of total revenues and costs at completion is subject to many variables. Incentives, awards or penalties related to performance on contracts are considered in estimating revenue and profit rates, and are recorded when there is sufficient information to assess anticipated performance. Suppliers' assertions are also assessed and considered in estimating costs and profit rates.
Because of the significance of the judgment and estimation processes described above, it is possible that materially different amounts could be obtained if different assumptions were used or if the underlying circumstances were to change. Changes in underlying assumptions, circumstances or estimates may have a material impact on the profitability of one or more of the affected contracts and our performance. See Critical Accounting Policies within "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion.
The adoption of the Long-Term Cash Incentive Bonus Plan could substantially increase the cost to acquire the Company or prevent or delay a change in control.
     On December 17, 2013, DynCorp International, LLC approved a long-term cash incentive plan for certain executives, where in the event of a change in control, subject to the executives’ continued employment with DynCorp International, LLC through such a change in control and execution of a restrictive covenant agreement within fourteen days of receipt of such agreement, the executive shall be eligible to receive a cash incentive bonus.
A change in control, as defined in the long-term cash incentive plan, would occur if a person who is not Cerberus or an affiliate of Cerberus becomes beneficial owner, directly or indirectly, of more than 50% of the combined voting power of issued and outstanding securities of DynCorp International, LLC or if there is a reduction in Cerberus’s beneficial ownership to less than 30% of the combined voting power. There are other conditions that could result in a change in control event such as a sale or transfer or other disposition of all or substantially all of the business and assets of DynCorp International, LLC. The long-term cash incentive bonus plan could increase the cost to acquire the Company and prevent or delay a change in control.
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
As of December 31, 2013, we are highly leveraged with our total indebtedness of approximately $732.3 million. We had $144.6 million available for borrowing under our revolving credit facility, and the terms of the senior secured credit facilities permit us to increase the amount available under our term loan and/or revolving credit facilities by up to $275 million if we are able to obtain loan commitments from banks and satisfy certain other conditions, including our having capacity to incur such indebtedness under the indenture governing our notes.
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

Our interest expense could increase if interest rates increase above the stated LIBOR floor levels in our senior secured credit facilities because the entire amount of the indebtedness under our senior secured credit facilities bears interest at a variable rate. At December 31, 2013, we had approximately $277.3 million aggregate principal amount of variable rate indebtedness under our senior secured credit facilities. A 100 basis point increase over the LIBOR floor levels would increase our annual interest expense by approximately $2.8 million.
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
In addition to the $144.6 million which is available to us for borrowing under our revolving credit facility, the terms of our senior secured credit facilities enable us to increase the amount available under our term loan and/or revolving credit facilities by up to an aggregate of $275 million if we are able to obtain loan commitments from banks and satisfy certain other conditions, including our having capacity to incur such indebtedness under the indenture governing our notes. Additionally, we can take on more debt as long as we meet the covenant levels as stated per the indenture and the credit facility. If new debt is added to our and our subsidiaries' existing debt levels, the related risks that we face would increase. In addition, the agreements governing our debt obligations do not prevent us from incurring obligations that do not constitute indebtedness under those agreements.
Our debt agreements contain restrictions that limit our flexibility in operating our business.
Our debt agreements contain, and the agreements governing any future indebtedness we incur may contain, various covenants that limit our ability to engage in specified types of transactions. These covenants limit our and our restricted subsidiaries' ability to, among other things:

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
Our subsidiaries own substantially all of our assets and conduct substantially all of our operations. Accordingly, repayment of our indebtedness, including the notes, is dependent, to a significant extent, on the generation of cash flow by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Unless they are guarantors of the notes, our subsidiaries do not have any obligation to pay amounts due on the notes or to make funds available for that purpose. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable DynCorp International Inc. to make payments in respect of its indebtedness, including the notes. Each subsidiary is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from the DynCorp International Inc.'s subsidiaries. While the indenture governing the notes limits the ability of our subsidiaries to incur consensual restrictions on their ability to pay dividends or make other intercompany payments to us, these limitations are subject to certain qualifications and exceptions. In the event that DynCorp International Inc. does not receive distributions from its subsidiaries, DynCorp International Inc. may be unable to make required principal and interest payments on its indebtedness, including the notes.
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
Cerberus is in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly and indirectly with us. In particular, IAP Worldwide Services, Inc. ("IAP"), an entity in which Cerberus holds a controlling equity interest, may compete with us for certain contracts and other opportunities. Corporate opportunities may arise in the area of potential competitive business activities that may be attractive to us as well as to Cerberus or IAP or their respective affiliates, including through potential acquisitions of competing businesses. Competition may intensify if an affiliate or subsidiary of Cerberus, including IAP, were to enter into or possibly acquire a business similar to ours. In the event that such a transaction happens, Cerberus is under no obligation to communicate or offer such corporate opportunity to us, even if such opportunity might reasonably have been expected to be of interest to us or our subsidiaries.
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
While there exists potential challenges that could adversely impact our business on a short term basis, we believe the longer term industry trends are positive and will result in continued demand in our target markets for the types of services we provide. We believe that our current sources of liquidity will enable us to continue to perform under our existing contracts and further grow our business; however, we cannot ensure that will be the case.

ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

ITEM 2. PROPERTIES.
During the third quarter of 2013, the Company restructured its facilities footprint in Virginia to better position the Company operationally for the future.  The Company entered into a rental agreement to lease property in McLean, Virginia relocating the headquarters from Falls Church, Virginia. The major administrative offices will remain in Fort Worth, Texas.
As of December 31, 2013, we leased approximately 35 commercial facilities in 21 countries used in connection with the various services rendered to our customers. Lease expirations range from month-to-month to over ten years. Upon expiration of our leases, we do not anticipate any difficulty in obtaining renewals or alternative space. Many of our current leases are non-cancelable. We do not own any real property.
The following locations represent our primary leased properties as of December 31, 2013:

Location	Description	Segment	Size (sq ft)
Fort Worth, TX	Executive offices - Finance and Administration	Headquarters	218,925
Salalah Port, Oman	Warehouse and storage - WRM Program	DynLogistics	125,000
Coppell, TX	Warehouse - Logistics	Headquarters	96,000
McLean, VA	Executive offices - Headquarters	Headquarters	79,035
Kabul, Afghanistan	Offices and residence - LOGCAP IV Program	DynLogistics	42,008
Palm Shores, FL	Offices - INL Air Wing Program	DynAviation	27,215
McClellan, CA	Warehouse - California Fire Program	DynAviation	18,800
Dubai, UAE	Executive offices - DIFZ Finance and Administration	Headquarters	18,021
Huntsville, AL	Business office - Aviation Headquarters	DynAviation	13,850
We believe that substantially all of our property and equipment is in good condition, subject to normal use, and that our facilities have sufficient capacity to meet the current and projected needs of our business through calendar year 2014.

ITEM 3. LEGAL PROCEEDINGS.
Information required with respect to this item is set forth in Note 9 to the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Not applicable.

ITEM 6. SELECTED FINANCIAL DATA.
The selected historical consolidated financial data for the years ended December 31, 2013, December 31, 2012 , December 30, 2011 and for the period from April 1, 2010 (inception) through December 31, 2010 and for the Predecessor's fiscal quarter ended July 2, 2010 and fiscal years ended April 2, 2010 and April 3, 2009 is presented in the table below.
This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the consolidated financial statements and related notes thereto, included elsewhere in this Annual Report on Form 10-K.

		Delta Tucker Holdings, Inc.			Predecessor (1)
		For the years ended		For the period from April 1, 2010 (inception) through December 31, 2010	For the fiscal quarter ended	For the fiscal years ended
	December 31, 2013	December 31, 2012	December 30, 2011		July 2, 2010	April 2, 2010	April 3, 2009
(Amounts in thousands)
Results of operations:
Revenue	$3,287,184	$4,044,275	$3,719,152	$1,696,415	$944,713	$3,572,459	$3,092,974
Cost of services	(2,987,253)	(3,698,932)	(3,408,842)	(1,547,919)	(856,974)	(3,225,250)	(2,766,969)
Selling, general and administrative expenses	(149,925)	(149,362)	(149,551)	(78,024)	(38,513)	(106,401)	(103,277)
Merger expenses incurred by Delta Tucker Holdings, Inc.	—	—	—	(51,722)	—	—	—
Depreciation and amortization	(48,628)	(50,260)	(50,773)	(25,776)	(10,263)	(41,639)	(40,557)
Earnings from equity method investees	4,570	825	12,800	10,337	—	—	—
Impairment of equity method investment (2)	—	—	(76,647)	—	—	—	—
Impairment of goodwill, intangibles and long lived assets (3)	(312,728)	(50,663)	(33,768)	—	—	—	—
Operating (loss) income	(206,780)	95,883	12,371	3,311	38,963	199,169	182,171
Interest expense	(78,826)	(86,272)	(91,752)	(46,845)	(12,585)	(55,650)	(58,782)
Bridge commitment fee incurred by Delta Tucker Holdings, Inc.	—	—	—	(7,963)	—	—	—
Loss on early extinguishment of debt, net	(703)	(2,094)	(7,267)	—	—	(146)	(4,131)
Interest income	157	117	205	420	51	542	2,195
Other income (expense), net	(810)	4,672	6,071	1,872	658	5,194	4,997
Benefit (Provision) for income taxes	37,461	(15,598)	20,941	9,690	(9,279)	(47,035)	(39,756)
Net (loss) income	(249,501)	(3,292)	(59,431)	(39,515)	17,808	102,074	86,694
Noncontrolling interests	(4,235)	(5,645)	(2,625)	(1,361)	(5,004)	(24,631)	(20,876)
Net (loss) income attributable to Delta Tucker Holdings, Inc./Predecessor	$(253,736)	$(8,937)	$(62,056)	$(40,876)	$12,804	$77,443	$65,818
Cash flow data:
Net cash provided by (used in) operating activities	137,502	$144,190	$167,986	$(27,089)	$21,723	$90,473	$140,871
Net cash (used in) provided by investing activities	(7,971)	(12,163)	(3,003)	(878,218)	(2,874)	(88,875)	(9,148)
Net cash (used in) provided by financing activities	(77,461)	(83,457)	(147,315)	957,844	(5,433)	(79,387)	(16,880)
Balance sheet data (end of period):
Cash and cash equivalents	170,845	118,775	70,205	52,537	135,849	122,433	200,222
Total assets	1,499,921	1,970,716	2,014,421	2,263,355	1,785,899	1,780,894	1,545,446
Total debt	732,272	782,909	872,909	1,024,212	552,209	552,147	599,912
Total equity attributable to Delta Tucker Holdings, Inc. / Predecessor	183,785	437,542	447,966	509,758	591,417	577,702	496,413
Total equity	189,660	445,754	453,152	514,109	596,359	583,524	507,149
Other financial data:	—
Purchases of property and equipment and software (4)	10,346	8,118	4,887	8,323	2,874	46,046	7,280
Backlog (5)	3,980	5,278	5,745	4,782	5,171	5,571	6,298

(1)
DynCorp International’s fiscal year presentation was comprised of twelve consecutive fiscal months ended on the Friday closest to March 31 of each year. DynCorp International’s last completed fiscal year, prior to the merger on July 7, 2010, ended on April 2, 2010 ("fiscal year 2010"). The three month period, prior to the merger on July 7, 2010, ended July 2, 2010 and is referred to as the "fiscal quarter ended July 2, 2010". We refer to these fiscal periods of DynCorp International that ended prior to the merger as those of the "Predecessor."

(2)
The Company recorded an impairment of our investment in GLS during the year ended December 30, 2011 in the amount of $76.6 million as a result of a loss in carrying value that was other than temporary. See Note 13 for further discussion.

(3)
The Company recorded impairment charges of $312.7 million, $50.7 million and $33.8 million for the years ended December 31, 2013, December 31, 2012 and December 30, 2011 respectively. Of the $312.7 million recorded in 2013, $310.3 million was related to goodwill and $2.4 million was related to helicopters. The Company also recorded an impairment charge of $6.1 million for the year ended December 31, 2012 to reduce the value of certain intangibles related to our Dynlogistics segment.See Note 3 for further discussion.

(4)	The fiscal year ended April 2, 2010 includes approximately $39.7 million of costs associated with helicopters purchased in anticipation of use under our INL Air Wing program.

(5)	Backlog data is as of the end of the applicable period. See "Business" for further details concerning backlog.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with the Delta Tucker Holdings, Inc. consolidated financial statements and related notes thereto and other data contained elsewhere in this Annual Report on Form 10-K. Please see "Item 1A. Risk Factors" and "Forward-Looking Statements" for a discussion of the risks, uncertainties and assumptions associated with these statements. Unless otherwise noted, all amounts discussed herein are consolidated. All references in this Annual Report on Form 10-K to fiscal years of the United States government pertain to their fiscal year, which ends on September 30th of each year.

Company Overview
We are a leading global services provider offering unique, tailored solutions for an ever-changing world. Built on more than six decades of experience as a trusted partner to commercial, government and military customers, we provide sophisticated aviation solutions, law enforcement training and support, base and logistics operations, intelligence training, rule of law development, construction management, international development, ground vehicle support, counter-narcotics aviation, platform services and operations and linguist services. Through our predecessor companies, we have provided essential services to numerous U.S. government departments and agencies since 1951. Our current customers include the U.S. Department of Defense ("DoD"), the Department of State ("DoS"), U.S. Agency for International Development ("USAID"), foreign governments, commercial customers and certain other U.S. federal, state and local government departments and agencies.
Delta Tucker Holdings, Inc. was formed for the purpose of acquiring DynCorp International Inc. ("DynCorp International") and had immaterial assets and virtually no operations prior to the merger on July 7, 2010, except for the costs associated with acquiring DynCorp International. Delta Tucker Holdings, Inc. remains the holding company of DynCorp International. DynCorp International wholly owns DynCorp International, LLC, which functions as the operating company.
In April 2013, the Company amended its organizational structure to improve efficiencies within existing businesses, capitalize on new opportunities, continue international growth and expand commercial business. The Company’s previous six operating and reporting segments, Logistics Civil Augmentation Program ("LOGCAP"), Aviation ("Aviation"), Training and Intelligence Solutions ("TIS"), Global Logistics and Development Solutions ("GLDS"), Security Services and Global Linguist Services ("GLS") were realigned into three operating and reporting segments, DynAviation, DynLogistics and DynGlobal. Additionally, as GLS no longer represents a significant portion of our business the chief operating decision maker has determined that GLS will no longer be considered an operating segment or reporting unit. The DynAviation and DynLogistics segments will continue to operate principally within a regulatory environment subject to governmental contracting and accounting requirements, including Federal Acquisition Regulations (“FAR”), Cost Accounting Standards (“CAS”) and audits by various U.S. federal agencies.
As of December 31, 2013, we employed or managed approximately 20,000 personnel, including approximately 3,600 personnel from our affiliates. We operate in approximately 34 countries through approximately 79 active contracts and 118 active task orders.
On January 24, 2013, the Board of Directors of Delta Tucker Holdings, Inc. and its consolidated subsidiaries (the "Company"), approved a change of the Company's fiscal year end from a 52-53 week basis ending on the Friday closest to December 31 to a basis where each quarterly period ends on the last Friday of the calendar quarter, except for the last quarterly period of the fiscal year, which ends on December 31. The change of fiscal year end was effective beginning with the fiscal year ended December 31, 2012.

Current Operating Environment and Outlook
External Factors
After a decade of unprecedented defense spending to support operations in Iraq and Afghanistan, our industry is adjusting to a period of reduced funding and budget uncertainty brought about by the convergence of a variety of policy, political and fiscal realities. These factors include:
•the ongoing draw-down of U.S. troops in Afghanistan adhering to discretionary spending caps mandated by the Budget Control Act of 2011 ("BCA");
• implementation of automatic sequestration cuts; and
•budget uncertainty driven by the current partisan political environment, resulting in the government shut-down and continuing resolutions.
To mitigate the negative financial and operational readiness impacts induced by the above noted factors, Congress enacted the Bipartisan Budget Act of 2013 ("BBA") in December 2013. The budget act agreement (i) prevents the triggering of additional sequestration in fiscal year 2014, (ii) adjust upwardly BCA mandated discretionary spending caps, (iii) reduces the threat of another government shutdown and (iv) reinstates some certainty into the budgetary process. The BBA achieves these objectives by partially repealing sequestration and setting top-line spending levels for the next two fiscal years. The fiscal year 2014 budget cap for discretionary spending is $1.012 trillion which represents a $45.0 billion increase over the previous BCA mandated cap. The fiscal year 2015 budget cap will be $1.014 trillion which essentially freezes funding at fiscal year 2014 levels. With regard to defense, the BBA resets the defense discretionary spending cap for fiscal year 2014 at $520.5 billion, which is $22.0 billion above the projected fiscal year 2014 sequestered level. The fiscal year 2015 cap will be $521.3 billion or $9.3 billion above the projected fiscal year 2015 sequestered level. The BBA does not impact or resolve the caps mandated by the BCA in 2016 and beyond.
In addition to setting topline numbers, the BBA enabled the House and Senate Appropriations Committees to finalize fiscal year 2014 spending bills, which were enacted in the fiscal year 2014 Consolidated Appropriations Act. Under this omnibus appropriations measure, the fiscal year 2014 funding for the DoD is $572.1 billion with $486.9 billion in the base budget and an additional $85.2 billion in the Overseas Contingency Operations ("OCO") accounts. While lower than the President’s request and the final fiscal year 2013, it is important to note that the fiscal year 2014 appropriation restores $22 billion in projected additional sequestration cuts.
Of particular interest to the defense services contractor community, the fiscal year 2014 appropriation for the Operations and Maintenance ("O&M") accounts is $228.3 billion with $159.9 billion in the base budget and additional $66.4 billion in the OCO accounts. The fiscal year 2014 O&M appropriation is $9.6 billion below the President’s request, but also reflects only a 4% reduction versus a 8.0% reduction in fiscal year 2013. The final OCO appropriation is $6.4 billion above the President’s request. This is of particular importance to the programs we execute for the Army which saw an increase of $3.1 billion and for the Air Force with an increase of $2.7 billion in OCO and O&M funds.
While operational requirements and base budget spending cap limitations have led to continued robust OCO requests and appropriations, continued support for OCO at this level remains unclear. We believe the President’s fiscal year 2015 defense budget request will likely include an OCO placeholder that reflects the Administration’s planned trajectory in Afghanistan. We expect the first quarter will be important for resolving a Bilateral Security Agreement with Afghanistan to set the parameters for the size and scope of a U.S. presence post-2014 and related support services contracts.
As outlined above and noted in previous filings, funding for our programs is dependent on annual budget and appropriation decisions, as well as geo-political and macroeconomic conditions, which are beyond our control. While there is uncertainty around these domestic and international factors, the final agreed upon appropriated funding levels for national security programs will remain historically high with plenty of opportunity to continue supporting our customers. We believe the O&M budgets will remain relatively robust. At almost 40% of all defense spending, we believe the O&M accounts are, and will continue to be, the largest category within the defense budget.  The base O&M accounts have a year over year growth rate of 2.8%, when removing the conflict related to O&M spending increases and subsequent peacetime declines since World War II.
While the recent enactment of the BBA and a fiscal year 2014 appropriation brought some stability and clarity to the defense budget, we anticipate the military branches under the DoD will continue to make cuts to the modernization accounts to meet fiscal realities. We believe the DoD will need to ensure existing platforms are able to meet the requirements of the mission set forth and ensure its success.
While there exists potential challenges that could adversely impact our business on a short term basis, we believe the following longer term industry trends are positive and will result in continued demand in our target markets for the types of services we provide:

•Realignment of the military force structure, leading to increased outsourcing of non-combat functions, including life-cycle asset management functions ranging from organizational to depot-level maintenance;
•Continued focus on smart power initiatives by the DoS USAID, the United Nations and the DoD, including development and smaller-scale stability operations;
•Increased maintenance, overhaul and upgrade needs to support returning rolling stock and aging platforms;
•Growth in outsourcing by foreign allies of maintenance, supply support, facilities management, infrastructure upgrades and construction management-related services; and
•Further efforts by the U.S. government to move from single award to multiple award IDIQ contracts, which offer an opportunity to increase revenue by competing for task orders with the other contract awardees.
While determining the size and scope of the U.S. and international presence in Afghanistan is dependent on concluding a Bilateral Security Agreement ("BSA"), we still anticipate remaining issues will be resolved and that there will be opportunities to support the enduring U.S. and NATO presence. Support opportunities include the DoS, which is expected to expand and include the U.S. embassy in Kabul and four consulates around the country. Additionally, we anticipate that there will be a continued need to advise, assist and help professionalize Afghan National Security Forces for many years, as specified in the U.S. Afghanistan Strategic Partnership Agreement.
In the Middle East, we expect instability and challenges to our regional relationships will persist. However, we believe U.S. defense ties and presence throughout the region will continue to be of vital strategic interest to the U.S. and our allies. We believe that base operations and support and maintenance capacity will be key enablers in this environment and we are especially well positioned to provide these services to both U.S. forces and Allied nations. Finally, the re-balance to Asia reflects the increased importance of the Asia-Pacific regions, in both security and economic terms for the U.S. As the U.S. revitalizes and reinforces its presence in this vital region, we expect to see increased demand for base operations support, logistics support and capacity building, all of which we provide best in class.
The investments and acquisitions we have made over the past several years have been focused on aligning our business to address areas that have high growth potential, including intelligence training and rule of law development, as well as parallel and evolving customer requirements.
Current Business Environment
We believe that our industry and customer base are less likely to be affected by many of the factors generally negatively affecting business and consumer spending. Our contracts typically have a term of three to ten years consisting of a base period of one year with multiple one-year options. We also have a strong history of being awarded a majority of the contract options. Additionally, since our primary customer is the U.S. federal government, we have not historically had significant issues with bad debt. However, given the continued scrutiny by the U.S. government, we could be subjected to regulatory requirements that could require audits at various points within our contracting process. An adverse finding under an audit could result in the disallowance of costs under a U.S. government contract, termination of a U.S. government contract, forfeiture of profits or suspension of payments, which could prove to be impactful to our liquidity, affect our ability to invoice and receive timely payment on our contracts, perform contracts or compete for contracts with the U.S. government. If the DCAA cannot complete timely periodic reviews of our control systems, they could render the status of these systems as "non-current" resulting in an adverse outcome.
We cannot be certain that the economic environment or other factors will not adversely impact our business, financial condition or results of operations in the future. We believe that our primary sources of liquidity, such as customer collections and the Senior Credit Facility (as defined below), will enable us to continue to perform under our existing contracts and support further growth of our business. However, adverse conditions, such as a long term credit crisis or sequestration, could adversely affect our ability to obtain additional liquidity or refinance existing indebtedness at acceptable terms or at all. See "Risk Factors - Economic conditions could impact our business" for a discussion of the risks associated with current economic conditions.

Notable events for the year ended December 31, 2013

•
In January 2013, GLS, our equity method investee, was awarded a task order under the Defense Language Interpretation Translation Enterprise ("DLITE") contract with the U.S. Army Intelligence and Security Command to provide linguists to support the U.S. Army Central Command ("CENTCOM") operations at several locations in the Middle East. The task order has one base year and three, one-year options and a total potential value of $88.4 million.

•
In February 2013, DynAviation was awarded a contract with the U.S. Army Aviation and Missile Life Cycle Management Command to provide aviation field and sustainment level maintenance services under the Army Field Maintenance contract throughout the Regional Aviation Sustainment Maintenance - West Region ("RASM-W). The hybrid firm-fixed-

price, cost-plus-incentive-fee contract has one base year and four, one-year options and a total potential contract value of $388.5 million.

•
In March 2013, DynLogistics was awarded a contract with the U.S. Army to provide training, de-processing, fielding, general maintenance support and other services to military units in the U.S. and abroad. The fixed-price level of effort contract has one base year and two, one-year options and a total potential contract value of $35.3 million.

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

•
In August 2013, DynLogistics was awarded a task order with the U.S. Air Force through the Air Force Contract Augmentation Program III ("AFCAP") to provide installation services at Al Udeid Air Base, Qatar. This one year base contract has two, one-year options and a total contract value of $20.4 million, if all options are exercised.

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

•
In November 2013, the Company was awarded a task order under the Contract Field Teams ("CFT") program to support the U.S. Navy Fleet Readiness Center Aviation Support Equipment ("FRC-ASE") headquartered at Solomons, M.D. The DynAviation task order, awarded by the U.S. Air Force, has one base year with a total potential value of $27.0 million.

•
In December 2013, we made principal prepayments of $35.0 million, on our Term Loan. The payment caused the acceleration of unamortized deferred financing fees of $0.5 million, which were recorded as Loss on extinguishment of debt within our Statement of Operations.

•
In December 2013, the Company ceased use of its previous headquarters located in Falls Church, Virginia and relocated to new headquarters in Tysons Corner, in McLean, Virginia. The Company restructured its facilities footprint in Virginia to better position the Company operationally for the future.

•
In December 2013, certain members of management and outside directors were awarded Class B interests in DynCorp Management LLC (“DynCorp Management”). DynCorp Management LLC conducts no operations and was established for the purpose of holding equity in our Company. DynCorp Management LLC authorized 100,000 Class B shares as available for issuance and approved 7,246 Class B-1 Interests and 380 Class B-2 Interests to certain members of management and outside directors of Defco Holdings Inc. (“Holdings”), and its subsidiaries, including Delta Tucker Holdings, Inc. All of DynCorp International Inc.'s issued and outstanding stock is owned by the Company, and all of the Company's issued and outstanding common stock is owned by our Parent, Holdings. Additionally, in December the Company approved a long-term cash incentive bonus for certain members of management and outside directors, where in the event of a change in control, subject to the various members of management continued employment with the Company through such a change in control and execution of a restrictive covenant agreement, the various members of management shall be eligible to receive a cash incentive bonus.
Results of Operations
The results of operations presented are for the years ended December 31, 2013, December 31, 2012 and December 30, 2011.

Delta Tucker Holdings, Inc. Results of Operations - for the years ended December 31, 2013, December 31, 2012 and December 30, 2011
The following table sets forth our consolidated statements of operations, both in dollars and as a percentage of revenue, for the years ended December 31, 2013, December 31, 2012 and December 30, 2011:

	For the years ended
	December 31, 2013		December 31, 2012		December 30, 2011
(Amounts in thousands)
Revenue	$3,287,184	100.0%	$4,044,275	100.0%	$3,719,152	100.0%
Cost of services	(2,987,253)	(90.9)%	(3,698,932)	(91.5)%	(3,408,842)	(91.7)%
Selling, general and administrative expenses	(149,925)	(4.6)%	(149,362)	(3.7)%	(149,551)	(4.0)%
Depreciation and amortization expense	(48,628)	(1.5)%	(50,260)	(1.2)%	(50,773)	(1.4)%
Earnings from equity method investees	4,570	0.1%	825	0.1%	12,800	0.3%
Impairment of equity method investment	—	—%	—	—%	(76,647)	(2.0)%
Impairment of goodwill, intangibles and long lived assets	(312,728)	(9.5)%	(50,663)	(1.3)%	(33,768)	(0.9)%
Operating (loss) income	(206,780)	(6.3)%	95,883	2.4%	12,371	0.3%
Interest expense	(78,826)	(2.4)%	(86,272)	(2.1)%	(91,752)	(2.5)%
Loss on early extinguishment of debt	(703)	—%	(2,094)	(0.1)%	(7,267)	(0.2)%
Interest income	157	—%	117	—%	205	—%
Other (loss) income, net	(810)	—%	4,672	0.1%	6,071	0.2%
(Loss) income before income taxes	(286,962)	(8.7)%	12,306	0.3%	(80,372)	(2.2)%
Benefit (provision) for income taxes	37,461	1.1%	(15,598)	(0.4)%	20,941	0.6%
Net loss	(249,501)	(7.6)%	(3,292)	(0.1)%	(59,431)	(1.6)%
Noncontrolling interests	(4,235)	(0.1)%	(5,645)	(0.1)%	(2,625)	(0.1)%
Net loss attributable to Delta Tucker Holdings, Inc.	$(253,736)	(7.7)%	$(8,937)	(0.2)%	$(62,056)	(1.7)%
Results of Operations 2013 vs 2012
Revenue — Revenue for the year ended December 31, 2013 was $3,287.2 million, a decrease of $757.1 million, or 18.7%, compared to the year ended December 31, 2012. The decrease was primarily driven by reduced service needs in Iraq for the DoS, affecting both the INL Air Wing and WPS contracts; the accelerated pace of the drawdown in Afghanistan, which impacted the demand for services under the Company's LOGCAP IV contract and caused reduced training needs under the AMDP contract; fewer new contract wins and the delay in business awards caused by the U.S. budget uncertainty and sequestration. See further discussion of our revenue results in the "Results by Segment" section below.
Cost of services — Cost of services are comprised of direct labor, direct material, overhead, subcontractors, travel, supplies and other miscellaneous costs. Cost of services for the year ended December 31, 2013 was $2,987.3 million, a decrease of $711.7 million, or 19.2%, compared to the year ended December 31, 2012. The decrease in Cost of services was primarily driven by the reduction in volume, consistent with the decline in revenue, as discussed above. As a percentage of revenue, Cost of services was 90.9% compared to 91.5% for the year ended December 31, 2013 and December 31, 2012, respectively. The reduction in Cost of services as a percentage of revenue was driven by the LOGCAP IV and AMDP contracts which generally carry lower margins and was partially offset by a customer contract dispute within our DynAviation segment. See further discussion of the impact of program margins in the "Results by Segment" section below.

Selling, general and administrative expenses — SG&A primarily relates to functions such as management, legal, financial accounting, contracts and administration, human resources, management information systems, purchasing, and business development. SG&A increased by $0.6 million, or 0.4%, to $149.9 million during the year ended December 31, 2013 primarily as a result of relocation expenses associated with the change of our facilities footprint in Virginia to better position the Company operationally and our executive presence in our Texas facilities coupled with the increase in severance expense. The increase in the SG&A expense was offset by (i) reductions in legal fees associated with ongoing litigation, (ii) the decrease in costs incurred for contract labor and (iii) the reduction of bonuses accrued under the Management Incentive Plan for the year ended December 31, 2013 as compared to the year ended December 31, 2012. The items discussed above drove an increase in SG&A as a percentage of revenue to 4.6% for the year ended December 31, 2013 compared to 3.7% for the year ended December 31, 2012.
Depreciation and amortization — Depreciation and amortization during the year ended December 31, 2013 was $48.6 million, a decrease of $1.6 million, or 3.2%, compared to the year ended December 31, 2012. The decrease was primarily the result of certain internally developed software becoming fully amortized and the impairment of certain intangible assets during the fourth quarter of the year ended December 31, 2012 partially offset by additional depreciation expense on fixed assets, including those acquired in conjunction with the acquisition of Heliworks, Inc. during the third quarter of the year ended December 31, 2012.
Earnings from equity method investees — Earnings from equity method investees include our proportionate share of the income of our equity method investees deemed to be operationally integral to our business, such as Partnership for Temporary Housing LLC ("PaTH"), Contingency Response Services LLC ("CRS"), Global Response Services LLC ("GRS") and Global Linguist Solutions ("GLS"). Earnings from operationally integral unconsolidated affiliates for the year ended December 31, 2013 was $4.6 million, an increase of $3.7 million compared to the year ended December 31, 2012. The increase was primarily the result of equity method income recognized upon the receipt of $3.1 million in dividend distributions from GLS during the year ended December 31, 2013. Because of the impairment of our investment in GLS recorded during the year ended December 30, 2011, earnings related to GLS is recognized when cash is received through dividend distributions.
Impairment of goodwill, intangibles and long lived assets — Impairment for the years ended December 31, 2013 and December 31, 2012 was $312.7 million and $50.7 million, respectively and was mainly attributable to goodwill. During the year ended December 31, 2013 we recognized non-cash impairment charges on reporting units associated with our DynAviation and DynLogistics segment. During the year ended December 31, 2012, we recognized non-cash impairment charges on goodwill associated with our DynLogistics segment. See Note 3 for further discussion.
Interest expense — Interest expense for the year ended December 31, 2013 was $78.8 million, a decrease of $7.4 million, or 8.6%, compared to the year ended December 31, 2012. The decrease is the result of the continual reduction of the principal balance of our Term Loan as a result of principal prepayments of $50.0 million during the year ended December 31, 2013 and $90.0 million during the year ended December 31, 2012.
Loss on early extinguishment of debt — Loss on early extinguishment of debt of $0.7 million and $2.1 million for the years ended December 31, 2013 and December 31, 2012, respectively, was attributable to principal prepayments on our Term Loan totaling $50.0 million and $90.0 million, respectively. Deferred financing costs associated with the additional prepayment were expensed and recorded to Loss on early extinguishment of debt.
Other (expense) income, net — Other (expense) income, net consists primarily of our share of earnings from Babcock DynCorp Limited ("Babcock"), as well as gains/losses from foreign currency and asset sales. The $5.5 million year-over-year decrease was primarily the result of a reduction in earnings from Babcock our unconsolidated joint venture of approximately $4.8M during the year ended December 31, 2013.
Income taxes — Our effective tax rate consists of federal and state statutory rates, certain permanent differences and discreet items. The effective tax rate for the year ended December 31, 2013 was 13.1%, as compared to 126.75% for the year ended December 31, 2012. The effective tax rate for the year ended December 31, 2013 was driven primarily by the impact of the goodwill impairment as it relates to the pretax book loss compared to pretax book income in the prior year. See Note 5- Taxes for further discussion of income taxes.
Results of Operations 2012 vs 2011
Revenue — Revenue for the year ended December 31, 2012 was $4,044.3 million, an increase of $325.1 million, or 8.7%, compared to the year ended December 30, 2011. The increase was primarily driven by the increase in revenue earned under our LOGCAP IV program, INL-Air Wing program, and AMDP program which together comprised approximately 67% of total consolidated revenue. See further discussion in the "Results by Segment" section below.
Cost of services — Cost of services are comprised of direct labor, direct material, overhead, subcontractors, travel, supplies and other miscellaneous costs. Cost of services for the year ended December 31, 2012 was $3,698.9 million, an increase of $290.1 million, or 8.5%, compared to December 30, 2011. The increase in Cost of services was due to the growth in our business consistent with the increase in revenue discussed above. As a percentage of revenue, Cost of services was 91.5% and 91.7% for the years ended December 31, 2012 and December 30, 2011, respectively. The reduction as a percentage of revenue was primarily driven by the change in our overall contract mix. Specifically, operations under LOGCAP IV task orders which changed from an award-fee contract arrangement to a fixed-fee contract. Under the new arrangements, the fixed-fee portion of the contract is at a higher rate than previously earned with award fees. See further discussion of the impact of program margins in the "Results by Segment".
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
Depreciation and amortization — Depreciation and amortization for the year ended December 31, 2012 was $50.3 million, a decrease of $0.5 million, or 1.0%, as compared to depreciation and amortization for the year ended December 30, 2011. The decrease was primarily the result of non-compete agreements becoming fully amortized during the second half of the year ended December 30, 2011 partially offset by additional depreciation expense on fixed asset additions, including fixed assets acquired in conjunction with the acquisition of Heliworks, during the year ended December 31, 2012.
Earnings from equity method investees — Earnings from equity method investees include our proportionate share of the income of our equity method investees deemed to be operationally integral to our business, such as PaTH, CRS, GRS and GLS. Earnings from equity method investees for the year ended December 31, 2012 decreased $12.0 million, or 93.6%, to $0.8 million primarily as a result of the reduction in earnings recognized from GLS. As a result of the impairment of our investment in GLS recorded during the year ended December 30, 2011, earnings related to GLS is recognized when cash is received through dividend distributions.
Impairment of equity method investment — During the year ended December 30, 2011, we recorded a $76.6 million impairment of our investment in GLS as we concluded it had an other than temporary loss in value during the period. As a result, we no longer recognize any earnings until cash is received through dividend distributions.
Impairment of goodwill, intangibles and long lived assets— Impairment for the years ended December 31, 2012 and December 30, 2011 was $50.7 million and $33.8 million, respectively primarily related to goodwill. During the year ended December 31, 2012, we recognized non-cash impairment charges on the goodwill associated with our DynLogistics segment. See Note 3 for further discussion.
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
Other income, net — Other income, net consists primarily of our share of earnings from Babcock, our unconsolidated joint venture that is not operationally integral to our business as well as gains/losses from foreign currency and asset sales. Other income, net decreased $1.4 million, or 23.0%, to $4.7 million for the year ended December 31, 2012 compared to the year ended December 30, 2011. The decrease was primarily due to the $0.5 million decrease in earnings from Babcock.
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

Results by Segment
The following tables sets forth the revenue, both in dollars and as a percentage of our consolidated revenue, operating income and operating margin for our operating segments for the years ended December 31, 2013, December 31, 2012 and December 30, 2011. Amounts agree to our segment disclosures. See Note 12 for further discussion.

	For the years ended
	December 31, 2013		December 31, 2012		December 30, 2011

(Amounts in thousands)	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue
DynLogistics	$1,920,715	58.4%	$2,709,469	67.0%	$2,610,448	70.2%
DynAviation	1,371,928	41.7%	1,338,514	33.1%	1,101,218	29.6%
Headquarters / Other (1)	(5,459)	(0.2)%	(3,708)	(0.1)%	7,486	0.2%
Consolidated revenue	$3,287,184	100.0%	$4,044,275	100.0%	$3,719,152	100.0%

	Operating Income (Loss)	Profit Margin	Operating Income (Loss)	Profit Margin	Operating Income (Loss)	Profit Margin
DynLogistics	$36,243	1.9%	$48,941	1.8%	$51,316	2.0%
DynAviation	(194,866)	(14.2)%	105,327	7.9%	71,912	6.5%
Headquarters / Other (2)	(48,157)	882.2%	(58,385)	1,574.6%	(110,857)	(1,480.9)%
Consolidated operating (loss) / income	$(206,780)	(6.3)%	$95,883	2.4%	$12,371	0.3%

(1)
Headquarters revenue primarily represents revenue earned on shared service arrangements for general and administrative services provided to unconsolidated joint ventures. The DynGlobal associated revenue for the year ended December 31, 2013 is also included in Headquarters/Other. The amount of revenue for DynGlobal represented less than 1% of total revenue for the period.

(2)
Headquarters operating expenses primarily relate to amortization of intangible assets and other costs that are not allocated to segments and are not billable to our U.S. government customers, partially offset by equity method investee income. The DynGlobal associated costs for the year ended December 31, 2013 are also included in Headquarters/Other. The amount of cost for DynGlobal represented less than 1% of total cost for the period.

Results by Segment 2013 vs 2012
DynLogistics
Revenue of $1,920.7 million decreased $788.8 million, or 29.1%, for the year ended December 31, 2013 compared to the year ended December 31, 2012 primarily as a result of reductions in manning, materials and other direct costs under the Afghan Area of Responsibility ("AOR") task order under the LOGCAP IV program consistent with our expectation of reduced volume resulting from the continued drawdown of troops in Afghanistan. Additionally, revenue for the year ended December 31, 2013 was impacted by lower volume under the AMDP contract, the completion of the CivPol task order in Iraq, a reduction in the level of effort on our Navistar and Oshkosh Defense programs and the wind down of the Worldwide Protective Services ("WPS") task order in Iraq. The decline in revenue was partially offset by revenue from new programs including the Egyptian Personnel Support Services (“EPSS”) program, the Medium Tactical Vehicles ("MTV") program, the Evergreen program and the new task order for the Criminal Justice Program Support ("CJPS") in Haiti. As efforts in Afghanistan and Iraq come to end and with the continued pressure on U.S. defense budgets, we expect our revenue for the DynLogistics segment to continue to decline in 2014.
Operating income of $36.2 million decreased $12.7 million, or 25.9%, for the year ended December 31, 2013 compared to the year ended December 31, 2012 primarily as a result of the decline in revenue discussed above. The decline in operating income was partially offset by an increase in vehicle deliveries under the Palestinian Security Sector task order under the CivPol contract coupled with operations under the EPSS contract performing at higher margins than the overall contract mix in the prior year. Operating income was impacted in both comparable periods by goodwill impairments recorded for the Intelligence & Security and the Training & Mentoring reporting units, respectively. See Note 3 further discussion of these impairments.
DynAviation
Revenue of $1,371.9 million increased $33.4 million, or 2.5%, for the year ended December 31, 2013 compared to the year ended December 31, 2012. The change was primarily the result of operations under new programs, including the National Aeronautics and Space Administration ("NASA") AMOS and T-6 COMBS contracts, as well as operations under new task orders awarded under the CFT program, including the 160th SOAR-A task order. Additionally, an increase in manning levels under the Theater Aviation Sustainment Management - Europe ("TASM-E") CFT task order, as well as increased demand under our Saudi Arabia programs contributed to the overall increase in revenue. These increases were partially offset by the reduction in demand under the INL-Air Wing program in Iraq and the decrease in volume as well as the cancellation or completion of certain other contracts.
Operating loss of $194.9 million for the year ended December 31, 2013 compared to the operating income of $105.3 million for the year ended December 31, 2012 was primarily the result of the impact of a goodwill impairment charge to the Air Operations reporting unit for the year ended December 31, 2013 as a result of declines in projected revenues for future years. See Note 3 for further discussion of the impairment. Additionally, we incurred cost to expand Heliworks, Inc. and recorded an unfavorable adjustment related to a customer contract dispute. Operating loss as a percentage of revenue decreased to 14.2% for the year ended December 31, 2013 as compared to 7.9% for the year ended December 31, 2012.
Results by Segment 2012 vs 2011
DynLogistics
Revenue of $2,709.5 million increased $99.0 million, or 3.8%, for the year ended December 31, 2012 compared to the year ended December 30, 2011 primarily as a result of a $206.6 million increase from higher volumes of work under the LOGCAP IV Afghanistan AOR partially offset by a decrease in volume under the Kuwait AOR resulting from manning reductions from the 2011 troop drawdown in Iraq as Operation Iraqi Freedom ("OIF") ended. In the aggregate, we recorded a favorable adjustment of $18.7 million for the year ended December 31, 2012 primarily due to the actual award fee determination being higher than our previous estimates of the LOGCAP IV award fee scores. During the fourth quarter of 2012, the Afghanistan and Kuwait task orders were converted from a cost-plus-award-fee contract vehicle to a cost-plus-fixed-fee arrangement, resulting in retrospective application of the fee arrangement to the open periods of performance on each task order. Under the new arrangements, the fixed-fee portion of the contract is at a higher rate than we were previously earning in award fees. Additionally, we saw increases in revenue as a result of increased volume under AMDP and the replacement of the Worldwide Personal protection Program ("WPPS") with the higher volume WPS program. These increases were partially offset with the ramp-downs in our CivPol program and the conclusion of the Multi-National Security Transition Command-Iraq ("MNSTC-I") program in early 2012 as well as reductions related to the completion of certain task orders under the AFCAP contract
Operating income of $48.9 million decreased $2.4 million, or 4.6%, for the year ended December 31, 2012 compared to operating income of $51.3 million for the year ended December 30, 2011 primarily as a result of the $44.6 million goodwill impairment charge recorded in 2012 compared to a $33.8 million goodwill impairment charge in 2011 on reporting units within the segment. This decline was partially offset by margin improvements in the Oshkosh Defense program as well as the recognition of $5.5 million of income resulting from the REA received on the Africa Peacekeeping Security Sector Transformation ("APK-SST") task order that had no associated cost. Operating income as a percentage of revenue decreased to 1.8% for the year ended December 31, 2012 compared to 2.0% for the year ended December 30, 2011 primarily as a result of the impact of the goodwill impairment charge as noted above. See Note 3 further discussion of the impairment.
DynAviation
Revenue of $1,338.5 million increased $237.3 million, or 21.5%, for the year ended December 31, 2012 compared to the year ended December 30, 2011. The change was primarily the result of (i) increased demand under the INL-Air Wing program, (ii) performance under new CFT task orders, (iii) revenue from the T6-COMBS, NASA-AMOS and G222 new contracts, and (iv) other existing Aviation contracts. These increases were partially offset by a reduction in volume under the TASM-E CFT task order due to the completion of certain delivery orders, and the completion of the Life Cycle Contract Support Services (“LCCS”) contract in late 2011 and early 2012. We continue to pursue opportunities within the INL Air wing program as we continue to expand our aircraft and personnel requirements in supporting the DoS.
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

LIQUIDITY AND CAPITAL RESOURCES
Cash generated by operations and borrowings available under our senior secured credit facility ("Senior Credit Facility") are our primary sources of short-term liquidity (refer to Note 8 for more detail). We believe our cash flow from operations and our available borrowings will be adequate to meet our liquidity needs for the next twelve months. However, access to our Revolver is dependent upon our meeting financial and non-financial covenants, summarized below, and our cash flow from operations is heavily dependent upon billing and collection of our accounts receivable. At different periods throughout 2013, we have seen delays and other disruptions in the ability of our customers to make timely payments on our accounts receivable. Significant changes, such as a future government shutdown, further cuts mandated by sequestration or any other limitations in collections or loss of our ability to access our revolver, could materially impact liquidity and our ability to fund our working capital needs. Our primary use of short-term liquidity includes debt service and working capital needs sufficient to pay for materials, labor, services or subcontractors prior to receiving payments from our customers. There can be no assurance that sufficient capital will continue to be available in the future or that it will be available at terms acceptable to us. Failure to meet covenant obligations could result in elimination of access to our Senior Credit Facility, which would materially affect our future expansion strategies and our ability to meet our operational obligations. Although we operate internationally, virtually all of our cash is held by either U.S. entities or by foreign entities which are structured as pass through entities. As a result, we do not have significant risk associated with our ability to repatriate cash.
Management believes Days Sales Outstanding ("DSO") is an appropriate way to measure our billing and collections effectiveness. DSO measures the efficiency in collecting our receivables as of the period end date and is calculated based on average daily revenue for the most recent quarter and accounts receivable, net of customer advances, as of the balance sheet date. As of December 31, 2013 and December 31, 2012, DSO was 69 days compared to 68 days, respectively.
In 2014, we will continue to focus on working capital management and growth in our business. We expect cash to continue to be impacted by operational working capital needs, potential acquisitions and interest payments on the Senior Credit Facility and the Senior Unsecured Notes. Interest payments are expected to be lower during calendar year 2014 as a result of the $50.0 million and $90.0 million in principal prepayments made during the years ended December 31, 2013 and December 31, 2012, respectively.
Cash Flow Analysis
The following table sets forth cash flow data for the periods indicated therein:

	For the years ended
	December 31, 2013	December 31, 2012	December 30, 2011
(Amounts in thousands)
Net cash provided by operating activities	$137,502	$144,190	$167,986
Net cash used in investing activities	(7,971)	(12,163)	(3,003)
Net cash used in financing activities	(77,461)	(83,457)	(147,315)
Cash Flows - December 31, 2013 vs December 31, 2012
Operating Activities
Cash provided by operating activities during the year ended December 31, 2013 was $137.5 million as compared to cash provided by operating activities of $144.2 million during the year ended December 31, 2012. Cash provided by operations for the year ended December 31, 2013 was the result of positive earnings before interest, taxes and depreciation & amortization ("EBITDA"), excluding the impact of the impairment, coupled with working capital improvements resulting from the collection of accounts receivable partially offset by the utilization of prepaid expenses and cash expended to reduce accounts payable. Cash provided by operating activities during the year ended December 31, 2012 was primarily the result of growth in EBITDA, excluding the impact of impairment. In addition, working capital improvements and the release of restricted cash also benefited cash provided by operating activities.

Investing Activities
Cash used in investing activities during the year ended December 31, 2013 was $8.0 million as compared to cash used in investing activities during the year ended December 31, 2012 of $12.2 million. Cash used in investing activities during the year ended December 31, 2013 was primarily due to the purchase of fixed assets and the investment in software partially offset by the return of capital from our Babcock and CRS joint ventures. Cash used in investing activities during the year ended December 31, 2012 was primarily the result of the acquisition of Heliworks, Inc. and investments in fixed assets partially offset by the return of capital from our Partnership for Temporary Housing ("PaTH") joint venture.
Financing Activities
Cash used in financing activities during the year ended December 31, 2013 was $77.5 million compared to $83.5 million of cash used in financing activities during the year ended December 31, 2012. Cash used in financing activities during the year ended December 31, 2013 was primarily the result of payments related to financed insurance and a $50.0 million prepayment on the Term Loan. Cash used in financing activities during the year ended December 31, 2012 was primarily the result of a $90.0 million prepayment on our Term Loan partially offset by borrowings related to financed insurance.
Cash Flows - December 31, 2012 vs December 30, 2011
Operating Activities
Cash provided by operations for the year ended December 31, 2012 was $144.2 million as compared to cash provided by operations of $168.0 million for the year ended December 30, 2011. Cash provided by operations during the year ended December 31, 2012 was primarily the result of growth in earnings before interest, taxes, and depreciation & amortization ("EBITDA"), working capital improvements, including net cash received of approximately $66.2 million on December 31, 2012, and the release of restricted cash. Cash provided by operations for the year ended December 31, 2012, compared to Cash provided by operations for the year ended December 30, 2011 was negatively impacted by a $46.0 million tax refund resulting from the approved Change in Accounting Methodology ("CIAM") with the IRS that occurred in 2011 and did not recur in 2012.
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

Financing
Long-term debt consisted of the following:

	Delta Tucker Holdings, Inc.
	December 31, 2013	December 31, 2012	December 30, 2011
(Amounts in thousands)
Pre-merger 9.5% senior subordinated notes	—	637	637
Term loan	277,272	327,272	417,272
10.375% senior unsecured notes	455,000	455,000	455,000
Total indebtedness	732,272	782,909	872,909
Less current portion of long-term debt	—	(637)	—
Total long-term debt	$732,272	$782,272	$872,909
In connection with the Merger on July 7, 2010, substantially all of DynCorp International's debt outstanding as of April 2, 2010 was repaid and replaced with new debt described below. The pre-Merger 9.5% Senior subordinated notes of $0.6 million matured and were paid in full on February 15, 2013. Due to principal prepayments made on our Term Loan during the year ended December 31, 2012, we have satisfied our responsibility to make quarterly principal payments through July 7, 2016.
The weighted-average interest rate as of December 31, 2013 and December 31, 2012 for our debt was 8.8% and 8.7%, respectively, excluding the impact of deferred financing fees. There were no interest rate hedges in place during the years ended December 31, 2013 and December 31, 2012.
Senior Credit Facility
In connection with the Merger, DynCorp International entered into a senior secured credit facility on July 7, 2010 (the "Senior Credit Facility"), with a banking syndicate and Bank of America, NA as Agent.
On June 19, 2013, we entered into a third amendment (the “Amendment”) to the Senior Credit Facility. The Amendment, among other things, amended the Senior Credit Facility to extend the maturity date of the revolving credit facility (the "Revolver") to July 7, 2016, increased the amount of the Revolver to $181.0 million and modified the maximum total leverage threshold test and certain other covenants.
The Senior Credit Facility is secured by substantially all of our assets and is guaranteed by substantially all of our subsidiaries. As of December 31, 2013, the Senior Credit Facility provided for a $277.3 million term loan facility ("Term Loan") and a $181.0 million Revolver, which includes a $100.0 million letter of credit subfacility. As of December 31, 2013 and December 31, 2012, the available borrowing capacity under the Senior Credit Facility was approximately $144.6 million and $111.7 million, respectively, which allows for up to $36.4 million and $38.3 million in additional letters of credit, respectively. The maturity date on the Term Loan and Revolver is July 7, 2016. Amounts borrowed under our Revolver were used to fund operations. Refer to Note 8 further discussion of the Senior Credit Facility.
Interest Rates on Term Loan & Revolver
Both the Term Loan and Revolver bear interest at one of two options, based on our election, using either the (i) base rate ("Base Rate") plus an applicable margin or the (ii) London Interbank Offered Rate ("Eurocurrency Rate") plus an applicable margin. The applicable margin for the Term Loan is fixed at 3.5% for the Base Rate option or 4.5% for the Eurocurrency Rate option. The applicable margin for the Revolver ranges from 3.0% to 3.5% for the Base Rate option or 4.0% to 4.5% for the Eurocurrency option based on our outstanding Secured Leverage Ratio at the end of each quarter. The Secured Leverage Ratio is the ratio of total secured consolidated debt (net of up to $75.0 million of unrestricted cash and cash equivalents) to consolidated earnings before interest, taxes, and depreciation & amortization ("Consolidated EBITDA"), as defined in the Senior Credit Facility. Interest payments on both the Term Loan and Revolver are payable at the end of the interest period as defined in the Senior Credit Facility, but not less than quarterly.
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
As of December 31, 2013 and December 31, 2012, the applicable interest rates for outstanding balances under our Term Loan were 6.25% and 6.25%, respectively.
Interest Rates on Letter of Credit Subfacility and Unused Commitment Fees
The letter of credit subfacility bears interest at the applicable margin for Eurocurrency Rate loans, which ranges from 4.0% to 4.5%. The unused commitment fee on our Revolver ranges from 0.50% to 0.75% depending on the Secured Leverage Ratio, as defined in the Senior Credit Facility. Interest payments on both the letter of credit subfacility and unused commitments are payable quarterly in arrears. As of December 31, 2013 and December 31, 2012 the applicable interest rates for our letter of credit subfacility and our interest rates for our unused commitment fees were 4.25% and 4.50% and 0.50% and 0.75%, respectively, for both periods. All of our letters of credit are also subject to a 0.25% fronting fee.
Principal Payments
Our Credit Facility contains an annual requirement to use a portion of our Excess Cash Flow, as defined in the Credit Facility, to make additional principal payments.  The first requirement was in 2012 based on annual financial results for the year ended December 31, 2012.  Based on the principal payments we made during the years ended December 31, 2012 and December 31, 2013 we did not meet the threshold for an additional Excess Cash Flow payment.  Additional principal payments could be required in future years based on net proceeds received from items such as tax refunds or disposition of assets or lines of business.
During the years ended December 31, 2013 and December 31, 2012, we made principal payments of $50.0 million and 90.0 million, respectively on the Term Loan facility. Pursuant to our Term Loan facility quarterly principal payments are required, however, the principal prepayments made in 2011 were applied to the future scheduled maturities and satisfied our responsibility to make quarterly principal payments through July 7, 2016.
Deferred financing costs of $0.7 million and $2.1 million, related to the various principal payments, were expensed and included in Loss on early extinguishment of debt in our consolidated statement of operations for the years ended December 31, 2013 and December 31, 2012, respectively. There were no penalties associated with the prepayments.
Covenants
The Senior Credit Facility contains financial, as well as non-financial, affirmative and negative covenants. The negative covenants in the Senior Credit Facility include, among other things, limits on our ability to:
•declare dividends and make other distributions;
•redeem or repurchase our capital stock;
•prepay, redeem or repurchase certain of our indebtedness;
•grant liens;
•make loans or investments (including acquisitions);
•incur additional indebtedness;
•modify the terms of certain debt;
•restrict dividends from our subsidiaries;
•change our business or business of our subsidiaries;
•merge or enter into acquisitions;
•sell our assets;
•enter into transactions with our affiliates; and
•make capital expenditures.
In addition, the Senior Credit Facility stipulates a maximum total leverage ratio and a minimum interest coverage ratio that must be maintained.

The total leverage ratio is the Consolidated Total Debt as defined in the Senior Credit Facility, less unrestricted cash and cash equivalents (up to $75 million) to Consolidated EBITDA as defined in the Senior Credit Facility, for the applicable period. Our total leverage ratio cannot be greater than 4.50 to 1.0 for the period ending March 27, 2015, after which, the maximum total leverage diminishes quarterly or semi-annually to a maximum of 3.75 to 1.00 beginning September 26, 2015. The Amendment made adjustments to the levels at which the maximum total leverage diminishes over the remainder of the facility.
The interest coverage ratio is the ratio of Consolidated EBITDA to Consolidated Interest Expense as defined in the Senior Credit Facility. The interest coverage ratio must not be less than 2.0 to 1.0 through the period ending June 27, 2014, after which, the minimum total interest coverage ratio increases to 2.05 to 1.00 through March 27, 2015 and 2.25 to 1.00 thereafter.
The fair value of our borrowings under our Senior Credit Facility approximates 100.5% and 100.5% of the carrying amount based on quoted values as of December 31, 2013 and December 31, 2012, respectively.
In the event we fail to comply with the covenants specified in the Senior Credit Facility and the Indenture governing our Senior Unsecured Notes, we may be in default.
Senior Unsecured Notes
On July 7, 2010, DynCorp International completed an offering of $455 million in aggregate principal of 10.375% senior unsecured notes (the "Senior Unsecured Notes"). The initial purchasers were Bank of America Securities LLC, Citigroup Global Markets Inc., Barclays Capital Inc. and Deutsche Bank Securities Inc. The Senior Unsecured Notes were issued under an indenture dated July 7, 2010 (the "Indenture"), by and among us, the guarantors party thereto (the "Guarantors"), including DynCorp International, and Wilmington Trust FSB, as trustee. The Senior Unsecured Notes mature on July 1, 2017. Interest on the Senior Unsecured Notes commenced on January 1, 2011 and is payable on January 1 and July 1 of each year. The balance of our Senior Unsecured Notes was $455.0 million as of both December 31, 2013 and December 31, 2012.
The Senior Unsecured Notes contain various covenants that restrict our ability to:
•incur additional indebtedness;
•make certain payments including declaring or paying certain dividends;
•purchase or retire certain equity interests;
•retire subordinated indebtedness;
•make certain investments;
•sell assets;
•engage in certain transactions with affiliates;
•create liens on assets;
•make acquisitions; and
•engage in mergers or consolidations.
The aforementioned restrictions are considered to be in place unless we achieve investment grade ratings from both Moody's Investor Service, Inc. as well as Standard Poor's Rating Service.
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

Contractual Commitments
The following table represents our contractual commitments associated with our debt and other obligations as of December 31, 2013:

	Calendar Years (1)
(Amounts in thousands)	2014	2015	2016	2017	2018	Thereafter	Total
Term Loan (2)	$—	$—	$277,272	$—	$—	$—	$277,272
Senior Unsecured Notes	—	—	—	455,000	—	—	455,000
Interest on indebtedness (3)	67,945	67,945	57,944	23,603	—	—	217,437
Operating leases (4)	34,254	15,092	11,203	10,277	8,926	18,863	98,615
Liability on uncertain tax positions(5)	4,320	—	—	—	—	—	4,320
Total contractual obligations	$106,519	$83,037	$346,419	$488,880	$8,926	$18,863	$1,052,644

(1)	As of December 31, 2013, there were no amounts outstanding under our Revolver.

(2)
Due to principal prepayments made on our Term Loan during the year ended December 30, 2011, we have satisfied our responsibility to make quarterly principal payments through July 7, 2016. Amounts above excludes such future mandatory principal payments due to excess cash flow requirements. See Note 8 further discussion of the payments.

(3)
Represents interest expense calculated using interest rates of: (i) 10.375% for our Senior Unsecured Notes, (ii) 6.25% for our Term Loan, (iii) 4.25% for our Letters of Credit currently outstanding and (iv) 0.75% for the unused borrowing capacity available under our Revolver.

(4)	For additional information about our operating leases, see Note 9 for further discussion.

(5)	Represents the estimated payments related to the unrecognized tax benefits for the respective year. See Note 5 for further discussion.

Non-GAAP Measures
We define EBITDA as GAAP net (loss) income attributable to Delta Tucker Holdings, Inc. adjusted for interest expense, taxes and depreciation and amortization. Adjusted EBITDA is calculated by adjusting EBITDA for the items described in the table below. We use EBITDA and Adjusted EBITDA as supplemental measures in the evaluation of our business and believe that EBITDA and Adjusted EBITDA provide a meaningful measure of operational performance on a consolidated basis because it eliminates the effects of period to period changes in taxes, costs associated with capital investments and interest expense and is consistent with one of the measures we use to evaluate management’s performance for incentive compensation. In addition, all adjustments to arrive at Adjusted EBITDA as presented in the table below correspond to the definition of Consolidated EBITDA used in the Senior Secured Credit Facilities and the definition of EBITDA used in the Indenture governing the Senior Unsecured Notes to test the permissibility of certain types of transactions, including debt incurrence. Neither EBITDA nor Adjusted EBITDA is a financial measure calculated in accordance with GAAP. Accordingly, they should not be considered in isolation or as substitutes for net (loss) income attributable to Delta Tucker Holdings, Inc./Predecessor or other financial measures prepared in accordance with GAAP.
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

	Delta Tucker Holdings, Inc.
	For the years ended
	December 31, 2013	December 31, 2012	December 30, 2011

(Amount in thousands)		(unaudited)
Net loss attributable to Delta Tucker Holdings, Inc.	$(253,736)	$(8,937)	$(62,056)
(Benefit) Provision for income tax	(37,461)	15,598	(20,941)
Interest expense, net of interest income	78,669	86,155	91,547
Depreciation and amortization(1)	50,279	51,814	52,494
EBITDA	(162,249)	144,630	61,044
Non-recurring unusual gains or losses or income or expenses and non-cash impairments (2)	323,930	54,354	122,151
Changes due to fluctuation in foreign exchange rates	(366)	(226)	(210)
Earnings from affiliates not received in cash(3)	1,371	(699)	(1,297)
Employee non-cash compensation, severance, and retention expense (4)	6,444	1,381	8,483
Management fees (5)	1,899	1,075	777
Acquisition accounting and Merger-related items (6)	(4,146)	(4,195)	(2,171)
Annualized operational efficiencies (7)	11,798	—	855
Other	1,774	(50)	2,011
Adjusted EBITDA	$180,455	$196,270	$191,643

(1)
Amount includes certain depreciation and amortization amounts which are classified as Cost of services in the consolidated statements of operations of Delta Tucker Holdings, Inc. included elsewhere in this Annual Report on Form 10-K.

(2)
Amount includes the impairment of our investment in the GLS joint venture, impairment of goodwill and the impairment of intangibles, restructuring costs, as well as certain unusual income and expense items as defined under our debt agreements.

(3)	Represents the difference between trailing twelve months of income booked from unconsolidated affiliates and the cash received from the affiliates during the same period.

(4)	Includes post-employment benefit expense related to severance in accordance with ASC 712 - Compensation, relocation expenses and stock based compensation expense.

(5)	Amount includes management fees paid to Cerberus Operations and Advisory Company.

(6)	Includes the amortization of intangibles arising pursuant to ASC 805 - Business Combination.

(7)
Represents a defined EBITDA adjustment under our debt agreements for the amount of cost savings, operating expense reductions and synergies projected as a result of specified actions taken or with respect to which substantial steps have been taken during the period.

Off-Balance Sheet Arrangements
As of December 31, 2013, we did not have any material off-balance sheet arrangements as defined under SEC rules.
Effects of Inflation
We have generally been able to anticipate increases in costs when pricing our contracts. Bids for longer term fixed-price and time-and-materials type contracts typically include sufficient labor and other cost escalations in amounts expected to cover cost increases over the periods of performance. The majority of our contracts are cost-reimbursable type contracts, which consequently, eliminate the impact of inflation. Costs and revenue include an inflationary increase that commensurates with the general economy in which we operate. As such, Net (loss) income attributable to Delta Tucker Holdings, Inc. or our Predecessor has not been materially impacted by inflation.
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
Our critical accounting policies and estimates are those policies and estimates that are both most important to our financial condition and results of operations and require the most difficult, subjective or complex judgments on the part of management in their application, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. For a summary of all of our significant accounting policies, see Note 1. Management discusses our critical accounting policies and estimates with the Audit Committee of our Board of Directors annually.
Revenue Recognition and Cost Estimation on Long-Term Contracts
General - We are predominantly a services provider and only include products or systems when necessary for the execution of the service arrangement. As such, systems, equipment or materials are not generally separable from the services we provide. Revenue is recognized when persuasive evidence of an arrangement exists, services or products have been provided to the customer, the sales price is fixed or determinable (for non-U.S. government contracts) or costs are identifiable, determinable, reasonable and allowable (for our U.S. government contracts), and collectability is reasonably assured (for non-U.S. government contracts) or a reasonable contractual basis for recovery exists (for U.S. government contracts). Our contracts typically fall into the following four categories with the first representing the vast majority of our revenue: (i) federal government contracts, (ii) construction-type contracts, (iii) software contracts and (iv) other contracts. We apply the appropriate guidance consistently to similar contracts.
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
Some of our contracts with the U.S. government contain award or incentive fees. We recognize award or incentive fee revenue when we can make reasonably determinable estimates of award or incentive fees to consider them in determining total estimated contract revenue. We do not consider the mere existence of potential award or incentive fee as presumptive evidence that award or incentive fees are to be automatically included in determining total estimated revenue. In some cases, we may not be able to reliably predict whether performance targets will be met, and as a result, we exclude the award or incentive fees from the determination of total revenue in such instances. Our estimate of award or incentive fees may require adjustments from time to time.
We expense pre-contract costs as incurred for an anticipated contract until the contract is awarded. Throughout the life of the contract, indirect costs, including general and administrative costs, are expensed as incurred. Management regularly reviews project profitability and underlying estimates, including total cost to complete a project. For each project, estimates for total project costs are based on such factors as a project's contractual requirements and management's assessment of current and future pricing, economic conditions, political conditions and site conditions. Estimates can be impacted by such factors as additional requirements from our customers, a change in labor markets impacting the availability or cost of a skilled workforce, regulatory changes both domestically and internationally, political unrest or security issues at project locations. Revisions to estimates are reflected in our results of operations as changes in accounting estimates in the periods in which the facts that give rise to the revisions become known by management. See aggregate changes in accounting estimates in Note 1.
We believe long-term contracts, contracts in a loss position and contracts with material award or incentive fees drive the significant potential changes in estimates in our contracts. These estimates are reviewed and assessed quarterly and could result in favorable or unfavorable adjustments.
Federal Government Contracts — For all non-construction and non-software U.S. federal government contracts or contract elements, we apply the guidance in ASC 912 - Contractors - Federal Government. We apply the combination and segmentation guidance in ASC 605-35 Revenue - Construction-Type and Production-Type Contracts under the guidance of ASC 912 in analyzing the deliverables contained in the applicable contract to determine appropriate profit centers. Revenue is recognized by profit center using the percentage-of-completion method or completed-contract method. The completed-contract method is used when reliable estimates cannot be supported for percentage-of-completion method recognition or for short duration projects when the results of operations would not vary materially from those resulting from use of the percentage-of-completion method. Until complete, project costs may be maintained in work-in-progress, a component of inventory.
Revenue is recognized based on progress towards completion over the contract period, measured by either output or input methods appropriate to the services or products provided. For example, "output measures" can include units delivered or produced, such as aircraft for which modification has been completed. "Input measures" can include a cost-to-cost method, such as for procurement-related services.
Construction Contracts or Contract Elements — For all construction-type contracts or contract elements, revenue is recognized by profit center using the percentage-of-completion method.
Software Contracts or Contract Elements — It is our policy to review any arrangement containing software or software deliverables using applicable GAAP for software revenue recognition. See Note 1 for further discussion. We have not historically sold software on a separate, standalone basis. As a result, software arrangements are typically accounted for as one unit of accounting and are recognized over the service period, including the period of post-contract customer support. We did not enter into any new software contracts or contracts with software elements during the years ended December 31, 2013, December 31, 2012 or December 30, 2011.
Other Contracts or Contract Elements — Our contracts with non-federal government customers are predominantly service arrangements. Multiple-element arrangements involve multiple obligations in various combinations to perform services, deliver equipment or materials, grant licenses or other rights, or take certain actions. We evaluate all deliverables in an arrangement to determine whether they represent separate units of accounting. Arrangement consideration is allocated among the separate units of accounting based on the guidance applicable for the multiple-element arrangements. Many of our arrangements were entered into prior to January 1, 2011. For these arrangements, arrangement considerations are allocated to those identified as multiple-element arrangements based on their relative fair values. Fair values are established by evaluating vendor specific objective evidence ("VSOE") or third-party evidence, if available. Due to the customized nature of our arrangements, VSOE and third-party evidence is generally not available, which results in the arrangements being accounted for as one unit of accounting. For arrangements that are entered into or materially modified after January 1, 2011, arrangement considerations are allocated to those identified as multiple-element arrangements based on their relative selling price. Relative selling price is established through VSOE, third-party evidence, or management's best estimate of selling price. Due to the customized nature of our arrangements, VSOE and third-party evidence is generally not available, and therefore, relative selling price is generally allocated to multiple-element arrangements utilizing management's best estimate of selling price.
Deferred Taxes, Tax Valuation Allowances and Tax Reserves
Our income tax expense, deferred tax assets and liabilities and reserves for uncertain tax positions reflect management's best estimate of future taxes to be paid. We are subject to income taxes in both the U.S. and numerous foreign jurisdictions. Significant judgments and estimates are required in determining the consolidated income tax expense. Income tax expense is the amount of tax payable for the period net of the change in deferred tax assets and liabilities during the period.
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
Under ASC 740 - Income Taxes, we may recognize the tax benefit from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained on examination by the taxing authorities. The determination is based on the technical merits of the position and presumes that each uncertain tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information.

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
Impairment of Goodwill
As a result of the Company applying acquisition accounting related to the Merger on July 7, 2010, our balance sheet included $679.4 million in goodwill as of December 31, 2010, which represented the excess of costs over the fair value of our assets. During the years ended December 31, 2013, December 31, 2012, and December 30, 2011, we recorded non-cash impairment charges of $310.3 million, $44.6 million, and $33.8 million respectively. In total, the changes since the merger have reduced the goodwill balance to $293.8 million as of December 31, 2013. See Note 3 for further discussion. The goodwill carrying value is allocated to our operating segments using a relative fair value approach based on our seven reporting units. Our reporting units have allocated goodwill based on relative fair values as required under ASC 350 - Intangibles - Goodwill and Other.
In accordance with ASC 350-20 - Intangibles - Goodwill, we evaluate goodwill for impairment annually and when an event occurs or circumstances change to suggest that the carrying value may not be recoverable. We perform our annual goodwill impairment test each October, the first month of the fourth quarter of our calendar year. We also assess goodwill at the end of a quarter if a triggering event occurs. In determining whether an interim triggering event has occurred, management monitors (i) the actual performance of the business relative to the fair value assumptions used during our annual goodwill impairment test, (ii) and significant changes to future expectations.
We estimate a portion of the fair value of our reporting units under the income approach by utilizing a discounted cash flow model based on several factors including balance sheet carrying values, historical results, our most recent forecasts, and other relevant quantitative and qualitative information. We discount the related cash flow forecasts using the weighted-average cost of capital at the date of evaluation. We also use the market approach to estimate the remaining portion of our reporting unit valuation. This technique utilizes comparative market multiples in the valuation estimate. We estimate the fair value of our reporting units using a combination of the income approach and the market approach.While the income approach has the advantage of utilizing more company specific information, the market approach has the advantage of capturing market based transaction pricing.
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
The goodwill for each reporting unit is tested using a two-step process. A reporting unit is an operating segment or a component of an operating segment, as defined by ASC 350-20 - Intangibles - Goodwill. A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and is reviewed by operating segment management. The first step in the process of testing goodwill for potential impairment is to compare the carrying value of the reporting unit to its fair value. If upon completion of the analysis, the carrying value exceeds the fair value, the second step is to measure the impairment loss by comparing the implied fair value of goodwill with the carrying value of goodwill of the reporting unit.
During our annual goodwill impairment test performed during the fourth quarter of 2013, we noted significant changes to our assumptions and projections for the Air Operations ("AO") reporting unit. The AO reporting unit is dependent upon a single contract which is soon due for re-compete with our customer. During the fourth quarter of calendar year 2013, we received clarification from the customer regarding the upcoming re-compete of the contract, which varied significantly from the long standing previous contract and yielded a decline in the projected future operating results and cash flows. As a result of the change in the forecasted operating results and cash flows, the reporting unit failed step one of our annual goodwill impairment test. We performed a step two impairment test and determined that the implied fair value of goodwill for the reporting unit was lower than the carrying amount resulting in a non-cash impairment charge of $281.5 million recorded during the year ended December 31, 2013.
Commitments and Contingencies

We are involved in various lawsuits and claims that arise in the normal course of business. Amounts associated with lawsuits and claims are reserved for matters in which it is believed that losses are probable and can be reasonably estimated. Reserves related to such matters have been recorded in "Other accrued liabilities." When only a range of amounts is established and no amount within the range is more probable than another, the lower end of the range is recorded. Legal fees are expensed as incurred.
Recent Accounting Pronouncements
The information regarding recent accounting pronouncements is included in Note 1.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Our exposure to market risk is primarily related to losses that could potentially arise as a result of adverse changes in interest and foreign currency exchange rates. See "Item 1A. Risk Factors" for further discussion of the market risks we may encounter.
Interest Rate Risk
We have interest rate risk primarily related to changes in interest rates on our variable rate debt. We manage our exposure to movements in interest rates through the use of a combination of fixed and variable rate debt. As of December 31, 2013, we had 62.1% of our debt at a fixed rate and 37.9% at a variable rate. Our 10.375% senior notes represent our fixed rate debt, which totaled $455 million as of December 31, 2013. Our Term Loan and Revolver represent our variable rate debt. As of December 31, 2013, the balance of our Term Loan was $277.3 million and we had no borrowings under the Revolver. Borrowings under our variable rate debt bear interest, based on our option, at a rate per annum equal to LIBOR, plus the Applicable Margin or the Base Rate plus the Applicable Margin. Both the Term Loan and the Revolver have an interest rate floor of 1.75% for LIBOR borrowings and 2.75% for Base Rate borrowings. The Term Loan interest rate at December 31, 2013 was made up of a 4.50% Applicable Margin plus a 1.75% LIBOR rate totaling 6.25%. If LIBOR increases over 1.75% and we continue to have no outstanding Revolver borrowings, each 25 basis point increase would result in $0.7 million in additional interest expense annually.
Foreign Currency Exchange Rate Risk
We are exposed to changes in foreign currency rates. At present, we do not utilize any derivative instruments to manage risk associated with foreign currency exchange rate fluctuations. The functional currency of certain foreign operations is the local currency. Accordingly, these foreign entities translate assets and liabilities from their local currencies to U.S. dollars using year-end exchange rates, while income and expense accounts are translated at the average rates in effect during the year. The resulting translation adjustment is recorded in Accumulated other comprehensive (loss) income. Our foreign currency transactions were not material for the years ended December 31, 2013 and December 31, 2012, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholder of
Delta Tucker Holdings, Inc.
McLean, Virginia

We have audited the accompanying consolidated balance sheets of Delta Tucker Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2013 and December 31, 2012, and the related consolidated statements of operations, comprehensive loss, cash flows, and equity for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Delta Tucker Holdings, Inc. and subsidiaries as of December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Fort Worth, Texas
March 14, 2014

DELTA TUCKER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended
	December 31, 2013	December 31, 2012	December 30, 2011
(Amounts in thousands)
Revenue	$3,287,184	$4,044,275	$3,719,152
Cost of services	(2,987,253)	(3,698,932)	(3,408,842)
Selling, general and administrative expenses	(149,925)	(149,362)	(149,551)
Depreciation and amortization expense	(48,628)	(50,260)	(50,773)
Earnings from equity method investees	4,570	825	12,800
Impairment of equity method investment	—	—	(76,647)
Impairment of goodwill, intangibles and long lived assets	(312,728)	(50,663)	(33,768)
Operating (loss) income	(206,780)	95,883	12,371
Interest expense	(78,826)	(86,272)	(91,752)
Loss on early extinguishment of debt	(703)	(2,094)	(7,267)
Interest income	157	117	205
Other (loss) income, net	(810)	4,672	6,071
(Loss) income before income taxes	(286,962)	12,306	(80,372)
Benefit (provision) for income taxes	37,461	(15,598)	20,941
Net loss	(249,501)	(3,292)	(59,431)
Noncontrolling interests	(4,235)	(5,645)	(2,625)
Net loss attributable to Delta Tucker Holdings, Inc.	$(253,736)	$(8,937)	$(62,056)
See notes to consolidated financial statements

DELTA TUCKER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the years ended
	December 31, 2013	December 31, 2012	December 30, 2011
(Amounts in thousands)
Net loss	$(249,501)	$(3,292)	$(59,431)
Other comprehensive (loss), net of tax:
Foreign currency translation adjustment	(437)	225	(312)
Other comprehensive (loss) income , before tax	(437)	225	(312)
Income tax (expense) benefit related to items of other comprehensive income	157	(83)	111
Other comprehensive (loss) income	(280)	142	(201)
Comprehensive loss	(249,781)	(3,150)	(59,632)
Comprehensive loss attributable to noncontrolling interests	(4,235)	(5,645)	(2,625)
Comprehensive loss attributable to Delta Tucker Holdings, Inc.	$(254,016)	$(8,795)	$(62,257)
See notes to consolidated financial statements

DELTA TUCKER HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	As of
	December 31, 2013	December 31, 2012
(Amounts in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$170,845	$118,775
Restricted cash	1,659	1,659
Accounts receivable, net of allowances of $1,621 and $1,481, respectively	577,136	780,613
Prepaid expenses and other current assets	124,510	79,223
Total current assets	874,150	980,270
Property and equipment, net	24,120	26,207
Goodwill	293,767	604,052
Tradenames, net	43,464	43,643
Other intangibles, net	225,239	266,534
Other assets, net	39,181	50,010
Total assets	$1,499,921	$1,970,716
LIABILITIES
Current liabilities:
Current portion of long-term debt	$—	$637
Accounts payable	193,146	287,350
Accrued payroll and employee costs	114,334	127,811
Deferred income taxes	30,965	59,032
Accrued liabilities	200,533	202,463
Income taxes payable	14,020	4,071
Total current liabilities	552,998	681,364
Long-term debt, less current portion	732,272	782,272
Long-term deferred taxes	17,359	50,303
Other long-term liabilities	7,632	11,023
Total liabilities	1,310,261	1,524,962
EQUITY
Common stock,$0.01 par value – 1,000 shares authorized and 100 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively.	—	—
Additional paid-in capital	549,581	549,322
Accumulated deficit	(365,599)	(111,863)
Accumulated other comprehensive (loss) income	(197)	83
Total equity attributable to Delta Tucker Holdings, Inc.	183,785	437,542
Noncontrolling interests	5,875	8,212
Total equity	189,660	445,754

Total liabilities and equity	$1,499,921	$1,970,716
See notes to consolidated financial statements

DELTA TUCKER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended
	December 31, 2013		December 31, 2012	December 30, 2011
(Amounts in thousands)
Cash flows from operating activities
Net loss	$(249,501)		$(3,292)	$(59,431)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	50,279		51,814	52,494
Amortization of deferred loan costs	6,827		7,698	8,383
Allowance for losses on accounts receivable	465		(112)	2,125
Loss on early extinguishment of debt, net	703		2,094	7,267
Loss on impairment of equity method investment	—		—	76,647
Loss on impairment of goodwill, intangibles and long-lived assets	312,728	50,663	50,663	33,768
Earnings from equity method investees	(3,737)		(4,767)	(17,367)
Distributions from equity method investees	7,569		3,438	17,040
Deferred income taxes	(61,538)		8,611	(26,398)
Stock based compensation	490		—	—
Other	(368)		(4,583)	1,854
Changes in assets and liabilities:
Restricted cash	—		9,114	(1,431)
Accounts receivable	203,012		(26,143)	27,214
Prepaid expenses and other current assets	(41,656)		2,826	(9,380)
Accounts payable and accrued liabilities	(91,328)		40,201	3,746
Income taxes payable	3,557		6,628	51,455
Net cash provided by operating activities	137,502		144,190	167,986
Cash flows from investing activities
Purchase of property and equipment, net	(7,628)		(5,528)	(2,186)
Proceeds from sale of property, plant, and equipment	182		25	45
Heliworks acquisition, net of cash acquired	—		(11,746)	—
Purchase of software	(2,718)		(2,590)	(2,701)
Return of capital from equity method investees	2,223		9,154	9,147
Contributions to equity method investees	(30)		(1,478)	(7,308)
Net cash used in investing activities	(7,971)		(12,163)	(3,003)
Cash flows from financing activities
Borrowings on long-term debt	745,900		325,000	366,700
Payments on long-term debt	(796,537)		(415,000)	(518,003)
Payments of deferred financing cost	(2,139)		—	(3,282)
Borrowings under other financing arrangements	9,431		62,580	44,819
Payments under other financing arrangements	(29,734)		(53,918)	(36,904)
Capital contribution from noncontrolling interests	—		—	500
Payment of dividends to noncontrolling interests	(4,382)		(2,119)	(1,145)
Net cash used in financing activities	(77,461)		(83,457)	(147,315)
Net increase in cash and cash equivalents	52,070		48,570	17,668
Cash and cash equivalents, beginning of period	118,775		70,205	52,537
Cash and cash equivalents, end of period	$170,845		$118,775	$70,205
Income taxes (paid) received, net of receipts or payments	$(13,874)		$(1,316)	$44,773
Interest paid	$(71,875)		$(75,196)	$(82,198)
See notes to consolidated financial statements

DELTA TUCKER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EQUITY

(Amounts in thousands)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Equity Attributable to Delta Tucker Holdings, Inc.	Noncontrolling Interests	Total Equity
Balance at December 31, 2010	—	—	550,492	(40,876)	142	509,758	4,351	514,109
Comprehensive loss attributable to Delta Tucker Holdings, Inc.			—	(62,056)	(201)	(62,257)	—	(62,257)
Comprehensive loss attributable to noncontrolling interests			—	—	—	—	2,625	2,625
Issuance of shares to noncontrolling interest			—	—	—	—	500	500
DIFZ financing, net of tax			459	6	—	465	—	465
Dividends declared to noncontrolling interests			—	—	—	—	(2,290)	(2,290)
Balance at December 30, 2011	—	—	550,951	(102,926)	(59)	447,966	5,186	453,152
Comprehensive loss attributable to Delta Tucker Holdings, Inc.			—	(8,937)	142	(8,795)	—	(8,795)
Comprehensive loss attributable to noncontrolling interests			—	—	—	—	5,645	5,645
Distribution to affiliates of Parent			(1,998)	—	—	(1,998)	696	(1,302)
DIFZ financing, net of tax			369	—	—	369	—	369
Dividends declared to noncontrolling interests			—	—	—	—	(3,315)	(3,315)
Balance at December 31, 2012	—	$—	$549,322	$(111,863)	$83	$437,542	$8,212	$445,754
Stock compensation			$490	$—	$—	$490	$—	$490
Comprehensive loss attributable to Delta Tucker Holdings, Inc.			$—	$(253,736)	$(280)	$(254,016)	$4,235	$(249,781)
DIFZ financing, net of tax			$(231)	$—	$—	$(231)	$—	$(231)
Dividends declared to noncontrolling interest			$—	$—	$—	$—	$(6,572)	$(6,572)
Balance at December 31, 2013	—	$—	$549,581	$(365,599)	$(197)	$183,785	$5,875	$189,660
See notes to consolidated financial statements

DELTA TUCKER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2013, December 31, 2012 and December 30, 2011

Note 1 — Significant Accounting Policies and Accounting Developments
Unless the context otherwise indicates, references herein to "we," "our," "us," or "the Company" refer to Delta Tucker Holdings, Inc. and our consolidated subsidiaries. The Company was incorporated in the state of Delaware on April 1, 2010. On July 7, 2010, DynCorp International Inc. ("DynCorp International"), completed a merger with Delta Tucker Sub, Inc., a wholly owned subsidiary of the Company. Pursuant to the Agreement and Plan of Merger dated as of April 11, 2010, Delta Tucker Sub, Inc. merged with and into DynCorp International, with DynCorp International becoming the surviving corporation and a wholly-owned subsidiary of the Company (the "Merger"). Holders of DynCorp International’s stock received $17.55 in cash for each outstanding share and since Cerberus indirectly owns all of our outstanding equity, DynCorp International’s stock is no longer publicly traded as of the Merger.
These consolidated financial statements have been prepared, pursuant to accounting principles generally accepted in the United States of America ("GAAP").
Fiscal Year
On January 24, 2013, the Company's Board of Directors approved a change of the Company's fiscal year end from a 52-53 week basis ending on the Friday closest to December 31 to a basis where each quarterly period ends on the last Friday of the calendar quarter, except for the last quarterly period of the fiscal year, which ends on December 31. The change of fiscal year end was effective beginning with the fiscal year ended December 31, 2012. These financial statements reflect our financial results for the calendar years ended December 31, 2013, December 31, 2012 and December 30, 2011.
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
Economic rights in active joint ventures that are operationally integral are indicated by the ownership percentages in the table listed below.

Partnership for Temporary Housing LLC ("PaTH")	30%
Contingency Response Services LLC ("CRS")	45%
Global Response Services LLC ("GRS")	51%
Global Linguist Solutions LLC ("GLS")	51%
Economic rights in an active joint venture that the Company does not consider operationally integral are indicated by the ownership percentage in the table listed below.

Babcock DynCorp Limited ("Babcock")	44%

Noncontrolling Interests
We record the impact of our partners' interests in less than wholly owned consolidated joint ventures as noncontrolling interests. Currently, DynCorp International FZ-LLC ("DIFZ") is our only consolidated joint venture for which we do not own 100% of the entity. In March 2012, we entered into a non-cash dividend distribution transaction with Cerberus Series Four Holdings, LLC and Cerberus Partners II, L.P., in which we distributed half of our 50% ownership in DIFZ. We now hold 25% ownership interest in DIFZ. We continue to consolidate DIFZ as we still exercise power over activities that significantly impact DIFZ’s economic performance and have the obligation to absorb losses or receive benefits of DIFZ that could potentially be significant to DIFZ. Noncontrolling interests is presented on the face of the consolidated statements of operations as an increase or reduction in arriving at "Net (loss) income attributable to Delta Tucker Holdings, Inc." Noncontrolling interests is located in the equity section on the consolidated balance sheets. See Note 13 for further information regarding DIFZ.
Revenue Recognition and Cost Estimation on Long-Term Contracts
General - We are predominantly a services provider and only include products or systems when necessary for the execution of the service arrangement. As such, systems, equipment or materials are not generally separable from the services we provide. Revenue is recognized when persuasive evidence of an arrangement exists, services or products have been provided to the customer, the sales price is fixed or determinable (for non-U.S. government contracts) or costs are identifiable, determinable, reasonable and allowable (for our U.S. government contracts), and collectability is reasonably assured (for non-U.S. government contracts) or a reasonable contractual basis for recovery exists (for U.S. government contracts). Our contracts typically fall into the following four categories with the first representing substantially all of our revenue: (i) federal government contracts, (ii) construction-type contracts, (iii) software contracts and (iv) other contracts. We apply the appropriate guidance consistently to all contracts.
Major factors we consider in determining total estimated revenue and cost include the base contract price, contract options, change orders (modifications of the original contract), back charges and claims, and contract provisions for penalties, award fees and performance incentives. All of these factors and other special contract provisions are evaluated throughout the life of our contracts when estimating total contract revenue under the percentage-of-completion or proportional methods of accounting. We inherently have risks related to our estimates with long-term contracts. Actual amounts could materially differ from these estimates. We believe the following are the risk associated with our estimation process: (i) assumptions are uncertain and inherently judgmental at the time of the estimate; (ii) use of reasonably different assumptions could have changed our estimates, particularly with respect to estimates of contract revenues, costs and recoverability of assets, and (iii) changes in estimates could have material effects on our financial condition or results of operations. The impact of any one of these factors could contribute to a material cumulative adjustment.
Some of our contracts with the U.S. government contain award or incentive fees. We recognize award or incentive fee revenue when we can make reasonably determinable estimates of award or incentive fees to consider them in determining total estimated contract revenue. We do not consider the mere existence of potential award or incentive fees as presumptive evidence that award or incentive fees are to be included in determining total estimated revenue. In some cases, we may not be able to accurately predict whether performance targets will be met, and as such, we exclude the award or incentive fees from the determination of total revenue in such instances. Our accrual of award or incentive fees may require adjustments from time to time.
We expense pre-contract costs as incurred for an anticipated contract until the contract is awarded. Throughout the life of the contract, indirect costs, including general and administrative costs, are expensed as incurred. Management regularly reviews project profitability and underlying estimates, including total cost to complete a project. For each project, estimates for total project costs are based on such factors as a project's contractual requirements and management's assessment of current and future pricing, economic conditions, political conditions and site conditions. Estimates can be impacted by such factors as additional requirements from our customers, a change in labor markets impacting the availability or cost of a skilled workforce, regulatory changes both domestically and internationally, political unrest or security issues at project locations. Revisions to estimates are reflected in our consolidated results of operations as changes in accounting estimates in the periods in which the facts that give rise to the revisions become known by management. We believe long-term contracts, contracts in a loss position and contracts with material award fees drive the significant changes in estimates in our contracts.
The following table presents the aggregate gross favorable and unfavorable adjustments to income before taxes resulting from changes in estimates, including the exercise of additional option years, for the years ended December 31, 2013, December 31, 2012 and December 30, 2011.

	For the years ended
	December 31, 2013	December 31, 2012	December 30, 2011
(Amounts in millions)
Gross favorable adjustments	$45.8	$29.3	$16.0
Gross unfavorable adjustments	(20.7)	(9.7)	(4.4)
Net adjustments	$25.1	$19.6	$11.6
Federal Government Contracts — For all non-construction and non-software U.S. federal government contracts or contract elements, we apply the guidance in ASC 912 - Contractors - Federal Government. We apply the combination and segmentation guidance in ASC 605-35 Revenue - Construction-Type and Production-Type Contracts under the guidance of ASC 912 in analyzing the deliverables contained in the applicable contract to determine appropriate profit centers. Revenue is recognized by profit center using the percentage-of-completion method or completed-contract method. The completed-contract method is used when reliable estimates cannot be supported for percentage-of-completion method recognition or for short duration projects when the results of operations would not vary materially from those resulting from use of the percentage-of-completion method. Until complete, project costs may be maintained in work-in-progress, a component of inventory.
Revenue is recognized based on progress towards completion over the contract period, measured by either output or input methods appropriate to the services or products provided. For example, "output measures" can include units delivered or produced, such as aircraft for which modification has been completed. "Input measures" can include a cost-to-cost method, such as for procurement-related services.
Construction Contracts or Contract Elements — For all construction-type contracts or contract elements, revenue is recognized by profit center using the percentage-of-completion method.
Software Contracts or Contract Elements — It is our policy to review any arrangement containing software or software deliverables using applicable GAAP for software revenue recognition. We have not historically sold software on a separate, standalone basis. As a result, software arrangements are typically accounted for as one unit of accounting and are recognized over the service period, including the period of post-contract customer support. We did not enter into any new software contracts or contracts with software elements during the years ended December 31, 2013 or December 31, 2012 or December 30, 2011.
Other Contracts or Contract Elements — Our contracts with non-federal government customers are predominantly service arrangements. Multiple-element arrangements involve multiple obligations in various combinations to perform services, deliver equipment or materials, grant licenses or other rights, or take certain actions. We evaluate all deliverables in an arrangement to determine whether they represent separate units of accounting. Arrangement consideration is allocated among the separate units of accounting based on the guidance applicable for the multiple-element arrangements. Many of our arrangements were entered into prior to January 1, 2011. These arrangement considerations are allocated to those identified as multiple-element arrangements based on their relative fair values. Fair values are established by evaluating vendor specific objective evidence ("VSOE") or third-party evidence, if available. Due to the customized nature of our arrangements, VSOE and third-party evidence is generally not available, which results in the arrangements being accounted for as one unit of accounting. For arrangements that are entered into or materially modified after January 1, 2011, arrangement considerations are allocated to those identified as multiple-element arrangements based on their relative selling price. Relative selling price is established through VSOE, third-party evidence, or management's best estimate of selling price. Due to the customized nature of our arrangements, VSOE and third-party evidence is generally not available, and therefore, relative selling price is generally allocated to multiple-element arrangements utilizing management's best estimate of selling price.
Cash and Cash Equivalents
For purposes of reporting cash and cash equivalents, we consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.
Restricted Cash
Restricted cash represents cash restricted by certain contracts and available for use to pay specified costs and vendors on work performed on specific contracts. On some contracts, advance payments are not available for use and cash is to be disbursed for specified costs for work performed on the specific contract. Changes in restricted cash related to our contracts are included as operating activities within our consolidated statement of cashflows.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management evaluates these estimates and assumptions on an ongoing basis, including but not limited to, those relating to allowances for doubtful accounts, fair value and impairment of intangible assets and goodwill, income taxes, stock based compensation, profitability on contracts, anticipated contract modifications, contingencies and litigation. Actual results could differ from those estimates. See the Critical Accounting Policies and Estimates.
Allowance for Doubtful Accounts
We establish an allowance for doubtful accounts against specific billed receivables based upon the latest information available to determine whether invoices are ultimately collectible. Such information includes the historical trends of write-offs and recovery of previously written-off accounts, the financial strength of the respective customer and projected economic and market conditions. The evaluation of these factors involves subjective judgments and changes in these factors may cause an increase to our estimated allowance for doubtful accounts, which could impact our consolidated financial statements by incurring bad debt expense. Given that we primarily serve the U.S. government, we believe the risk is low that changes in our allowance for doubtful accounts would result in a material impact on our financial results.
Property and Equipment
The cost of property and equipment, less applicable residual values, is depreciated using the straight-line method. Depreciation commences when the specific asset is complete, installed and ready for normal use. Depreciation related to equipment purchased for specific contracts is typically included within Cost of services, as this depreciation is directly attributable to project costs. We evaluate property and equipment for impairment quarterly by examining factors such as existence, functionality, obsolescence and physical condition. In the event we experience impairment, we revise the useful life estimate and record the impairment as an addition to depreciation expense and accumulated depreciation. Our standard depreciation and amortization policies are as follows:

Computer and related equipment	3 to 5 years
Equipment and Other	2 to 10 years
Leasehold improvements	Shorter of lease term or useful life
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
Income Taxes
We file income, franchise, gross receipts and similar tax returns in many jurisdictions. Our tax returns are subject to audit by the Internal Revenue Service, within most states in the U.S., and by various government agencies representing several jurisdictions outside the U.S.
We use the asset and liability approach for financial accounting and reporting for income taxes in accordance with the FASB. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Income tax expense is made up of current expense which includes both permanent and temporary differences and deferred expense which only includes temporary differences. Income tax expense is the amount of tax payable for the period plus or minus the change in deferred tax assets and liabilities during the period.
We perform a comprehensive review of our portfolio of uncertain tax positions regularly. The accounting for uncertainty in income taxes requires a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. A liability is recorded when a benefit is recognized for a tax position and it is not more-likely-than-not that the position will be sustained on its technical merits or where the position is more-likely-than-not that it will be sustained on its technical merits, but the largest amount to be realized upon settlement is less than 100% of the position.
To the extent that our assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. Tax-related interest is included within interest expense and tax-related penalties are included within income tax expense in our consolidated statements of operations. See Note 5 regarding income taxes.
Share Based Compensation
We recognize compensation expense in the financial statements for all share based arrangements. Share based compensation cost is measured at the date of grant, based on the fair value of the award, and is recognized over the employee's requisite service period. See Note 10 for further discussion on share based compensation.
Currency Translation
The assets and liabilities of our subsidiaries outside the U.S. and have a functional currency that is not the U.S. dollar are translated into U.S. dollars at the rates of exchange in effect at the balance sheet dates. Results of operations and cash flow items for these subsidiaries are translated at the average exchange rates prevailing during the period. Gains and losses resulting from currency transactions and the re-measurement of the financial statements of U.S. functional currency foreign subsidiaries are recognized currently in Cost of services and Other income, net, respectively and those resulting from translation of financial statements are included in accumulated other comprehensive income. Our foreign currency transactions were not material for the calendar years ended December 31, 2013 and December 31, 2012 and December 30, 2011.
Operating Segments
In April 2013, the Company amended its organizational structure to improve efficiencies within existing businesses, capitalize on new opportunities, continue international growth and expand commercial business. The Company’s previous six operating and reporting segments, Logistics Civil Augmentation Program ("LOGCAP"), Aviation, Training and Intelligence Solutions ("TIS"), Global Logistics and Development Solutions ("GLDS"), Security Services and Global Linguist Services ("GLS") were realigned into three operating and reporting segments, DynAviation, DynLogistics and DynGlobal. Additionally, as GLS no longer represents a significant portion of our business the chief operating decision maker has determined that GLS will no longer be considered an operating segment or reporting unit.
Accounting Developments
Pronouncements Implemented
In February 2013, the FASB issued Accounting Standards Update ("ASU") No. 2013-02 - Comprehensive Income requiring new disclosure requirements for items reclassified out of accumulated other comprehensive income ("AOCI"), including: (i) changes in AOCI balances by component and (ii) significant items reclassified out of AOCI. The new disclosure requirements are effective for fiscal years and interim periods beginning after December 15, 2012. We adopted ASU No. 2013-02 as of March 29, 2013. The adoption of this ASU has not had any impact on the Company's financial statements as the Company has not had any reclassifications from accumulated other comprehensive income to net income. Other comprehensive income in each period is comprised solely of foreign currency translation adjustments.

Note 2 — Composition of Certain Financial Statement Captions
The following tables present financial information of certain consolidated balance sheet captions.
Prepaid expenses and other current assets — Prepaid expenses and other current assets were:

	As of
	December 31, 2013	December 31, 2012
(Amounts in thousands)
Prepaid expenses	$29,611	$40,474
Income tax refunds receivable	7,334	376
Inventories	27,008	16,330
Aircraft parts inventory held on consignment	2,404	2,676
Work-in-process inventory, net	28,444	9,371
Joint venture receivables	2,251	1,248
Favorable contracts	—	426
Assets held for sale	3,017	—
Other current assets	24,441	8,322
Total prepaid expenses and other current assets	$124,510	$79,223
We value our inventory at lower of cost or market. Included in inventory as of December 31, 2013 and December 31, 2012 are seven helicopters, currently not deployed on any existing programs and valued at $5.6 million and $8.2 million, respectively. Subsequent to the year ended December 31, 2013, the Company sold one of the helicopters at a price lower than its original carrying value. As a result, the Company recorded a write-down of the remaining helicopters to reflect the lower cost or market value as of December 31, 2013. The Company also has six helicopters classified as held for sale as of December 31, 2013 that were previously deployed on an existing program. A valuation performed on the helicopters indicated their carrying value exceeded the fair value, less costs to sell. As such, an impairment expense of $2.4 million was recorded during the year ended December 31, 2013 and is included within the Impairment of goodwill, intangibles and long-lived assets within our consolidated statement of operations.
The Aircraft parts included in inventory held on consignment represents $2.4 million and $2.7 million in inventory, related to our former Life Cycle Support Services ("LCCS") Navy contract as of December 31, 2013 and December 31, 2012, respectively. The increase Work-in-process inventory includes an increase in equipment for vehicle modifications for specific customers and other deferred costs related to certain contracts. Other current assets includes a $9.8 million million insurance receivable related to a settlement of a certain legal matter as of December 31, 2013. See Note 9 for further legal discussion.
Property and equipment, net — Property and equipment, net were:

	As of
	December 31, 2013	December 31, 2012
(Amounts in thousands)
Helicopters	$4,007	$11,497
Computers and other equipment	14,258	13,045
Leasehold improvements	17,585	10,026
Office furniture and fixtures	3,006	4,877
Gross property and equipment	38,856	39,445
Less accumulated depreciation	(14,736)	(13,238)
Total property and equipment, net	$24,120	$26,207
Property and equipment, net includes the helicopters and other assets acquired as a result of the Heliworks, Inc. ("Heliworks") acquisition during the third quarter of 2012. See Note 4 for further discussion of the acquisition. The Property and equipment, net, as of December 31, 2013, includes leasehold improvements related to the restructure of the Company's headquarters office space. As of December 31, 2013, December 31, 2012 and December 30, 2011, Property and equipment, net also included the accrual for property additions of $3.8 million, $0.5 million and $1.7 million, respectively. Depreciation expense was $5.9 million, $5.7 million and $5.5 million for the years ended December 31, 2013 and December 31, 2012 and December 30, 2011, respectively, including certain depreciation amounts classified as Cost of services. See Note 12 for additional discussion.

Other assets, net — Other assets, net were:

	As of
	December 31, 2013	December 31, 2012
(Amounts in thousands)
Deferred financing costs, net	$17,526	$22,918
Investment in affiliates	13,477	20,348
Palm promissory notes, long-term portion	2,731	4,037
Other	5,447	2,707
Total other assets, net	$39,181	$50,010
Deferred financing costs are amortized through interest expense. Amortization related to deferred financing costs was $6.8 million, $7.7 million, and $8.4 million for the years ended December 31, 2013, December 31, 2012 and December 30, 2011, respectively. Deferred financing costs were reduced during the years ended December 31, 2013 and December 31, 2012 by $0.7 million and $2.1 million, respectively, related to the pro rata write–off of financing costs to loss on early extinguishment of debt as a result of the $50.0 million and $90 million, respectively, principal prepayments on our Term Loan. See Note 8 for further discussion of our debt. The reduction in Investment in affiliates is the result of return of capital, net of contributions by affiliates of $2.2 million and $7.7 million for the years ended December 31, 2013 and December 31, 2012, respectively.
Accrued payroll and employee costs — Accrued payroll and employee costs were:

	As of
	December 31, 2013	December 31, 2012
(Amounts in thousands)
Wages, compensation and other benefits	$93,007	$105,293
Accrued vacation	20,383	21,484
Accrued contributions to employee benefit plans	944	1,034
Total accrued payroll and employee costs	$114,334	$127,811
Accrued liabilities — Accrued liabilities were:

	As of
	December 31, 2013	December 31, 2012
(Amounts in thousands)
Customer liability	$61,856	$39,954
Accrued insurance	40,120	62,670
Accrued interest	24,641	24,847
Unrecognized tax benefit	10,132	—
Unfavorable contract liability	—	4,572
Contract losses	13,738	9,948
Legal reserves	14,147	12,772
Subcontractor retention	4,300	8,448
Financed insurance	6,162	26,466
Other	25,437	12,786
Total accrued liabilities	$200,533	$202,463
Customer liabilities are primarily due to amounts received from customers in excess of revenue recognized. Other is comprised of accrued rent, workers compensation related claims and other balances that are not individually material to the consolidated financial statements. Costs associated with Other liabilities increased for the year ended December 31, 2013 as result of the restructure our facilities footprint in Virginia. Legal matters include reserves related to various other lawsuits and claims that arise in the normal course of business. See Note 9 for further discussion.

Other long-term liabilities — Other long-term liabilities were:

	As of
	December 31, 2013	December 31, 2012
(Amounts in thousands)
Unrecognized tax benefit, net	—	3,293
Unfavorable lease accrual	—	4,504
Other	7,632	3,226
Total other long-term liabilities	$7,632	$11,023
During the third quarter 2013, we restructured our facilities footprint in Virginia to better position the Company operationally for the future.  In connection with this restructuring plan, the Company entered into a rental agreement to lease property in Tysons Corner, in McLean, Virginia.  Included in Other is the long-term leasehold obligation related to this facility of $4.7 million as of December 31, 2013.
During the fourth quarter of calendar year 2013, the Company vacated the previously occupied properties at various locations and consolidated to the new Tysons Corner, location in McLean, Virginia. Costs associated with vacating these properties, such as lease vacancy obligations, net of estimated sublease rental assumptions, were approximately $7.8 million and are included within Other accrued liabilities above.
As a result of the restructuring plan, we paid $3.9 million in relocation expenses during the year ended December 31, 2013 in order to better position our executive presence in our Texas facilities.  We also recorded a postemployment benefit expense of $7.3 million during the year ended December 31, 2013 related to severance in accordance with ASC 712 - Compensation. These charges were primarily related to the workforce reduction initiatives implemented during the year. Both charges were included in Selling, general and administrative expenses in the consolidated statements of operations. We do not anticipate any further costs related to the restructuring plan.

Note 3 — Goodwill and other Intangible Assets
In April 2013, the Company amended its organizational structure to improve efficiencies within existing businesses, capitalize on new opportunities and continue international growth while expanding the commercial business. The Company's previous operating and reporting segments were re-aligned into three operating and reporting segments DynAviation, DynLogistics and DynGlobal. DynAviation and DynLogistics provide services domestically and in foreign countries primarily under contracts with the U.S. government. DynGlobal is focusing resources and energy into the pursuit of business with governments and commercial entities around the world. Initial activities of this segment are focused on the development and growth of this business.
Our current structure now includes seven reporting units for which we assess goodwill for potential impairment. Our DynAviation segment includes two reporting units, our DynLogistics segment includes four reporting units and there is no goodwill recorded at the DynGlobal segment. The amendment in the Company's organizational structure did not result in any reallocation of goodwill.
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
We derive substantially all of our revenue from contracts and subcontracts with the U.S. government and its agencies. The continuation and renewal of our existing government contracts and new government contracts are, among other things, contingent upon the availability of adequate funding for various U.S. government agencies, including the Department of Defense ("DoD") and the Department of State ("DoS"). Funding for our programs is dependent upon the annual budget and the appropriation decisions assessed by Congress, which are beyond our control. Estimates and judgments made by management, as it relates to the fair value of our reporting units or indefinite-lived intangible assets, could be impacted by the continued uncertainty over the defense industry. Sequestration was triggered, in March 2013, resulting in the U.S. federal government operating under a continuing resolution ("CR") which authorized agencies of the U.S. government to continue to operate at fiscal year 2012 spending levels, but did not authorize new spending initiatives. Throughout calendar year 2013, Congress has been at an impasse with bringing resolution to the larger budgetary issues related to the debt and deficit that would undo sequestration and provide the desired clarity on defense spending. As of the third quarter, Congress was only able to agree to a short-term CR funding the government at the fiscal year 2013 sequester level through January 15, 2014. Congress and the Administration also continued to debate the debt ceiling, among other fiscal issues, as they negotiated plans for the long-term national fiscal policy. To mitigate the negative financial and operational readiness impacts, Congress enacted the Bipartisan Budget Act of 2013 ("BBA") in December 2013. The budget act agreement was enacted in an effort to prevent the (i) triggering of additional sequestration in fiscal year 2014, (ii) adjust upwardly Budget Control Act ("BCA") mandated discretionary spending caps, (iii) reduce the threat of another government shutdown and (iv) reinstate some certainty into the budgetary process. Until final resolution is reached regarding sequestration, there is uncertainty around these domestic and international factors and the final agreed upon appropriated funding levels for the years to come.
During the third quarter of the year ended December 31, 2013, we learned that our pursuit of a significant business opportunity within the Intelligence & Security ("IS") reporting unit of the DynLogistics segment was unsuccessful. This reporting unit's projections included significant estimates related to the new business opportunity. Additionally, other significant new business pursuits became less probable due to competitor protest and other factors. We concluded the change in circumstances represented a triggering event and a step one assessment was performed to identify any possible goodwill impairment. The first step of the impairment test indicated the carrying value of the IS reporting unit was less than the fair value. We performed step two of the impairment test and determined that the goodwill at the IS reporting unit was partially impaired. As a result, a non-cash impairment charge of approximately $28.8 million was recorded during the third quarter ended September 27, 2013 to impair the carrying value of the IS reporting unit goodwill.
During our annual goodwill impairment test performed during the fourth quarter of 2013, we noted significant changes to our assumptions and projections for the Air Operations ("AO") reporting unit. The AO reporting unit is dependent upon a single contract which is soon due for re-compete with our customer. During the fourth quarter of calendar year 2013, we received clarification from the customer regarding the upcoming re-compete of the contract, which varied significantly from the long standing previous contract and yielded a decline in the projected future operating results and cash flows. Prior to the fourth quarter, no triggering events existed. As a result of the change in the forecasted operating results and cash flows, the reporting unit failed step one of our annual goodwill impairment test. We performed a step two impairment test and determined that the implied fair value of goodwill for the reporting unit was lower than the carrying amount resulting in a non-cash impairment charge of $281.5 million recorded during the year ended December 31, 2013. Any further negative changes to this contract, such as the loss of the contract during re-compete or additional notifications from the customer of de-scoping, could yield operating results that differ from our projected forecasts and further result in a triggering event and an additional impairment.
The estimated fair values of each of our remaining reporting units substantially exceed their respective carrying values with the exception of one of our reporting units within the DynLogistics segment which represents a carrying value of $120.6 million in goodwill as of December 31, 2013. The estimated fair value of goodwill for this reporting unit exceeded its carrying value by approximately 15%. The projections for this reporting unit include significant estimates related to new business opportunities which are the basis for the discount rate assumptions currently applied and the Company has assessed this risk as one of the variables in establishing the discount rate. If the Company is unsuccessful in obtaining these opportunities in 2014, a triggering event could be identified and a step one assessment would be performed to identify any possible goodwill impairment in the period in which the event is identified.
The fair value of the reporting units and the assets and liabilities identified in the step two impairment test were determined using the combination of the income approach and the market approach, which are Level 3 and Level 2 inputs, respectively. See Note 11 for further discussion of fair value. In calculating the fair value of the AO and IS reporting units, we used unobservable inputs and management judgment which are Level 3 fair value measurements. We used the following estimates and assumptions in the discounted cash flow analysis:

•	terminal value growth rates based on real rates of growth and inflationary growth;

•	terminal earnings before interest, taxes, depreciation and amortization ("EBITDA") margins, as a percentage of revenue reflecting forecasted EBITDA margins;

•	discount rates based on weighted-average cost of capital; and

•	assumptions regarding future capital expenditures.
The market approach analysis utilized observable level 2 inputs as it considered the inputs of other comparable companies.
The carrying amount of goodwill, by segment, was as follows:

(Amounts in thousands)	DynAviation	DynLogistics	DynGlobal	Total
Gross Balance as of December 30, 2011	$439,350	$240,021	$—	$679,371
Impairment of goodwill	—	(33,768)	—	(33,768)
Balance as of December 30, 2011	439,350	206,253	$—	645,603
Heliworks acquisition (1)	3,043	—	—	3,043
Impairment of goodwill (2)	—	(44,594)	—	(44,594)
Balance as of December 31, 2012	442,393	161,659	—	604,052
Impairment of goodwill (3)	(281,461)	(28,824)	—	(310,285)
Balance as of December 31, 2013	160,932	132,835	—	293,767
(1) Includes $3.0 million of goodwill obtained during the third quarter of 2012, resulting from the Heliworks acquisition on July 6, 2012.
See Note 4 for further discussion of the acquisition.

(2)	Represents the non-cash impairment charges within the DynLogistics segment for the year ended December 31, 2012.

(3)	Includes goodwill impairment of the AO and IS reporting units within the DynAviation and DynLogistics segment for the year ended December 31, 2013.

The following tables provide information about changes relating to certain intangible assets:

	December 31, 2013
(Amounts in thousands, except years)	Weighted Average Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Impairment	Net
Other intangible assets:
Customer-related intangible assets	5.6	$350,912	$(138,623)	$—	$212,289
Other
Finite-lived (1)	6.3	22,042	(14,151)		7,891
Indefinite-lived		5,059	—	—	5,059
Total other intangibles		$378,013	$(152,774)	$—	$225,239

Tradenames:
Finite-lived	1.4	$869	$(627)	$—	$242
Indefinite-lived		43,222	—	—	43,222
Total tradenames		$44,091	$(627)	$—	$43,464

(1)
The finite-lived balance includes the impairment of certain intangible assets within the DynLogistics segment resulting from a change in the business model during the fourth quarter of the year ended December 31, 2012

	December 31, 2012
(Amounts in thousands, except years)	Weighted Average Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Impairment	Net
Other intangible assets:
Customer-related intangible assets	6.6	$350,912	$(99,119)	$—	$251,793
Other
Finite-lived	5.5	30,925	(15,174)	(6,069)	9,682
Indefinite-lived		5,059			5,059
Total other intangibles		$386,896	$(114,293)	$(6,069)	$266,534

Tradenames:
Finite-lived	2.4	$869	$(447)	$—	$422
Indefinite-lived		43,221	—	—	43,221
Total tradenames		$44,090	$(447)	$—	$43,643
Amortization expense for customer-related and other intangibles was $44.3 million, $46.1 million and $47.0 million for the years ended December 31, 2013, December 31, 2012 and December 30, 2011, respectively. Other intangibles is primarily representative of our capitalized software which had a net carrying value of $7.9 million and $9.6 million as of December 31, 2013 and December 31, 2012, respectively.
The following table outlines an estimate of future amortization based upon the finite-lived intangible assets owned at December 31, 2013:

Amortization Expense (1)
Estimate for calendar year 2014	43,613
Estimate for calendar year 2015	41,724
Estimate for calendar year 2016	38,369
Estimate for calendar year 2017	36,033
Estimate for calendar year 2018	28,772
Thereafter	31,911
(1)The future amortization is inclusive of the finite lived intangible-assets and finite-lived tradename.

Note 4 - Acquisition
On July 6, 2012, we acquired 100% of Heliworks, an aviation service provider based in Pensacola, Florida. Heliworks operates from the Pensacola Regional Airport and provides services that include charter flights, aircraft maintenance and major repairs, avionics upgrades, component overhauls, and painting and refurbishment. Heliworks is integrated within our DynAviation segment, which allows the Company to better serve our commercial and government customers while further expanding our services of aircraft maintenance. The Company funded the purchase price with cash on hand.
The purchase price comprised of the following elements:

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
The goodwill arising from the acquisition consists of assembled workforce and expectations that Heliworks will provide an extension to our ability to offer additional services to our DynAviation segment, which is consistent with our goal of accelerating growth, expanding service offerings and penetrating new segments. The goodwill recognized is not deductible for tax purposes.
The carrying amount of receivables approximates fair value as the acquired receivables are short-term in nature and have high probability of collection. There were no significant receivables determined to be uncollectable as of the date of the acquisition.
The purchase price includes $1.3 million held in escrow for indemnification liabilities (as defined by the equity purchase agreement) of the seller. All claims related to the acquisition have been finalized and the remaining escrow funds were released as of July 2013.
Acquired intangible assets of $5.2 million consisted of non-compete agreements, tradenames and Federal Aviation Administration ("FAA") certifications. The amortization period for non-compete agreements is three years. We recognized $0.2 million of acquisition related costs that were expensed during the year end December 31, 2012 and are included in selling, general and administrative expenses in our consolidated statements of operations for the respective period. No material costs have been recognized subsequent to December 31, 2012.

Note 5 — Income Taxes
The domestic and foreign components of (Loss) income before income taxes are as follows:

	For the years ended
	December 31, 2013	December 31, 2012	December 30, 2011
(Amounts in thousands)
Domestic	$(286,989)	$6,567	$(88,590)
Foreign	27	5,739	8,218
(Loss) income before income taxes	$(286,962)	$12,306	$(80,372)
The Benefit (provision) from income taxes consists of the following:

	For the years ended
	December 31, 2013	December 31, 2012	December 30, 2011
(Amounts in thousands)
Current portion:
Federal	$—	$—	$452
State	(784)	(500)	(855)
Foreign	(16,045)	(4,342)	(3,967)
	(16,829)	(4,842)	(4,370)
Deferred portion:
Federal	52,574	(9,996)	24,466
State	1,086	(101)	738
Foreign	630	(659)	107
	54,290	(10,756)	25,311
Benefit (provision) from income taxes	$37,461	$(15,598)	$20,941

Temporary differences, which give rise to deferred tax assets and liabilities, were as follows:

	As of
	December 31, 2013	December 31, 2012
(Amounts in thousands)
Deferred tax assets related to:
Workers' compensation accrual	$10,788	$16,791
Accrued vacation	5,055	5,302
Completion bonus allowance	3,539	6,492
Accrued severance	193	51
Accrued executive incentives	4,538	7,060
Legal reserve	1,559	4,571
Accrued health costs	1,704	2,937
Suspended loss from consolidated partnership	5,421	3,999
Contract loss reserve	8,877	9,814
Other accrued liabilities and reserves	18,539	15,745
Foreign tax credit carryforward	17,880	3,703
Net operating loss carryforward	1,096	964
Other carryforwards	656	—
Uncertain tax positions	7,471	5,600
Total deferred tax assets	87,316	83,029
Deferred tax liabilities related to:
Partnership / joint venture basis differences	(150)	(2,493)
Prepaid insurance	(6,976)	(10,493)
Goodwill and other intangible assets	(25,101)	(65,704)
Unbilled receivables	(103,413)	(113,674)
Total deferred tax liabilities	(135,640)	(192,364)
Deferred tax liabilities, net	$(48,324)	$(109,335)

Deferred tax assets and liabilities are reported as:

	As of
	December 31, 2013	December 31, 2012
(Amounts in thousands)
Current deferred tax liabilities, net	$(30,965)	$(59,032)
Non-current deferred tax liabilities, net	(17,359)	(50,303)
Deferred tax liabilities, net	$(48,324)	$(109,335)
In evaluating our deferred tax assets, we assess the need for any related valuation allowances or adjust the amount of any allowances, if necessary. We assess such factors as the scheduled reversal of deferred tax liabilities (including the impact of available carry back and carry forward periods), projected future taxable income and available tax planning strategies in determining the need for or sufficiency of a valuation allowance. Based on this assessment, we concluded no valuation allowances were necessary as of December 31, 2013 and December 31, 2012.
As of December 31, 2013, we had no U.S. federal net operating losses available for use. As of December 31, 2013 and December 31, 2012, we had state net operating losses ("NOLs") of approximately $138.3 million and $123.7 million, respectively, that will begin to expire in 2015. The remainder will not begin to expire until 2020 or later, though we expect to fully utilize our state NOLs prior to expiration. We had approximately $17.9 million and $9.3 million as of December 31, 2013 and December 31, 2012, respectively, in foreign tax credit carryforwards ("FTCs") that we expect to be fully utilized during calendar year 2014. Additionally, we made estimated federal income tax payments of $6.9 million for the year ended December 31, 2013.
As of December 31, 2012 we recorded a reserve for uncertain tax positions in the deferred tax accounts, offsetting the NOLs and FTCs, in the amount of and $5.6 million, net of tax, and $15.6 million, on a pre-tax basis. As of December 31, 2013, the reserve for the uncertain tax positions are no longer offsetting the NOLs and FTCs and are recorded in the uncertain tax liability.
A reconciliation of the statutory federal income tax rate to our effective rate is provided below:

	For the years ended
	December 31, 2013	December 31, 2012	December 30, 2011

Statutory rate	35.0%	35.0%	35.0%
State income tax, less effect of federal deduction	0.1%	4.9%	(0.1)%
Noncontrolling interests	0.5%	(16.1)%	1.1%
Goodwill impairment (1)	(22.6)%	70.6%	(12.1)%
Uncertain tax positions	(0.1)%	13.7%	1.3%
Nondeductible expenses	(0.4)%	9.0%	(1.3)%
Penalties	—%	5.8%	—%
Other	0.6%	3.8%	2.1%
Effective tax rate	13.1%	126.7%	26.0%

(1)
Includes non-cash impairment charges to goodwill associated with our DynAviation and DynLogistics segments for year ended December 31, 2013, December 31, 2012 and December 30, 2011, respectively. See Note 3 for further discussion.

Due to the nature of the Company's business, as a provider of professional and technical government services to the U.S. government, foreign earnings are generally exempt from foreign tax due to various bi-lateral agreements often referred to as Status of Forces Agreements ("SOFA") and Status of Mission Agreements ("SOMA") or their equivalents. The Company repatriates and provides U.S. income taxes on virtually all income it earns outside of the United States.
Uncertain Tax Positions
We account for uncertain tax positions in accordance with ASC 740 - Income Taxes, which prescribes the minimum recognition threshold a tax position taken or expected to be taken in a tax return is required to meet before being recognized in the financial statements. The amount of unrecognized tax benefits at December 31, 2013 and December 31, 2012 was $9.5 million and $8.2 million, respectively, of which $2.7 million and $1.7 million, respectively, would impact our effective tax rate if recognized. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(Amounts in thousands)	Unrecognized Tax Benefits
Balance at December 31, 2010	12,879
Additions for tax positions related to current year	—
Reductions for tax positions of prior years
Net releases	(1,216)
Lapse of statute of limitations	(483)
Balance at December 30, 2011	11,180
Additions for tax positions related to prior years	2,634
Reductions for tax positions of prior years	(448)
Remeasurements	(2,518)
Net releases	(1,621)
Lapse of statute of limitations	(993)
Balance at December 31, 2012	$8,234
Additions for tax positions related to prior years	1,686
Reductions for tax positions of prior years	(447)
Settlements	—
Remeasurements	—
Net releases	—
Lapse of statute of limitations	—
Balance at December 31, 2013	$9,473
For the year ended December 31, 2013, we had no accrued interest related to unrecognized tax benefits in interest expense and no penalties recognized in the provision for income taxes within our consolidated statements of operations. We expect the unrecognized tax benefit of $10.1 million, inclusive of penalties, as of December 31, 2013 to be settled within the next twelve months. For the year ended December 31, 2012, we had a net decrease of approximately $0.1 million of in interest expense and recorded $0.7 million in cumulative penalties recognized in the provision for income taxes within our consolidated statements of operations. For the year ended December 30, 2011, we recognized a net decrease of approximately $0.1 million in interest expense and no penalties were recognized in the provision for income taxes within our consolidated statements of operations.
We file income tax returns in U.S. federal and state jurisdictions and in various foreign jurisdictions which are subject to examinations by the IRS and other taxing authorities. These audits can result in adjustments of taxes due. The Company's estimate of the potential outcome of any uncertain tax issue prior to audit is subject to management's assessment of relevant risks, facts, and circumstances existing at that time. An unfavorable result under audit may reduce the amount of state net operating losses the Company has available for carryforward to offset future taxable income, or may increase the amount of tax due for the period under audit, resulting in an increase to the effective rate in the year of resolution. The statute of limitations is open for U.S. federal income tax returns for our fiscal year 2009 forward. The statute of limitations for state income tax returns is open for our fiscal year 2010 and forward, with few exceptions, and foreign income tax examinations for the calendar year 2009 forward, with few exceptions.
On January 22, 2014, a tax assessment from the Large Tax Office of the Afghanistan Ministry of Finance was received, seeking $64.2 million in taxes and penalties specific to one of our business licenses in Afghanistan for periods between 2009 to 2012. We filed our initial appeal of the assessment on February 19, 2014. Based on our initial assessment, we believe that the Company’s position meets the benefit recognition criteria. A portion of the current year liability for uncertain tax positions relates to a measurement liability related to asserted dividend withholding. See further discussion in Note 9.

Note 6 — Accounts Receivable
Accounts Receivable, net consisted of the following:

	As of
	December 31, 2013	December 31, 2012
(Amounts in thousands)
Billed	$179,586	$245,678
Unbilled	397,550	534,935
Total	$577,136	$780,613
Unbilled receivables as of December 31, 2013 and December 31, 2012 include $41.6 million and $36.2 million respectively, related to costs incurred on projects for which we have been requested by the customer to begin new work or extend work under an existing contract and for which formal contracts, contract modifications or other contract actions have not been executed at the end of the respective periods. As of December 31, 2013 we had no contract claims outstanding with associated receivable balances. As of December 31, 2012, we had one contract claim totaling $12.1 million which was collected during the first half of the year as the customer was in agreement with our position on the claim.
The balance of unbilled receivables above consists of costs and fees billable immediately on contract completion or other specified events, all of which are expected to be billed and collected within one year, except items that may result in a request for equitable adjustment or formal claim. We do not believe we have significant exposure to credit risk as our receivables are primarily with the U.S. government. Our largest contract, LOGCAP IV, accounted for approximately 34% and 45% of total unbilled receivables as of December 31, 2013 and December 31, 2012, respectively.

Note 7 — Retirement Plans
401(k) Savings Plans
The DynCorp International Savings Plan (the "Savings Plan") is a participant-directed, defined contribution, 401(k) plan for the benefit of employees meeting certain eligibility requirements. The Savings Plan is intended to qualify under Section 401(a) of the U.S. Internal Revenue Code (the "Code") and is subject to the provisions of the Employee Retirement Income Security Act of 1974. Under the Savings Plan, participants may contribute from 1% to 50% of their earnings, except for highly compensated employees who can only contribute up to 10% of their gross salary. Contributions are made on a pre-tax basis, limited to annual maximums set by the Code. The current maximum contribution per employee is $17,500 per calendar year. Company matching contributions are also made in an amount equal to 100% of the first 2% of employee contributions and 50% of the next 6%, up to $11,000 per calendar year are invested in various funds at the discretion of the participant. We incurred Savings Plan expense of approximately $16.1 million, $18.2 million and $13.9 million for the years ended December 31, 2013, December 31, 2012 and December 30, 2011, respectively. All Savings Plan expenses are fully funded.
Nonqualified Unfunded Deferred Compensation Plan
The Company has a non-qualified unfunded and unsecured deferred compensation plan that is offered to certain members of management allowing for the deferral of salary and bonuses without the statutory limitations present in 401(k) savings plan ("Savings Plan"). The elections under the savings plan must be completely separate and independent of each other. Under the saving plan, the deferral amount limitation is 50% of salary and 100% of bonuses and each participant shall be 100% vested in, at all times. The funds can be distributed the first day of the calendar month following the six-month anniversary of the participant’s separation from the Company. The participant can elect payout of the funds in a single sum or annual installments over 5 or 10 years; however, only one election can be made with respect to all of the deferrals in the respective account. If, for any reason, the participant fails to make a valid and timely election, the participant’s account shall be distributed as a single sum as of the participant’s benefit commencement date. There were no contributions made to the plan on behalf of the Company for years ended December 31, 2013, December 31, 2012 and December 30, 2011.
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

We are subject to thirteen significant collective bargaining-agreements that require contributions to the International Association of Machinists National Pension Fund ("IAMNPF") with expiration dates ranging from March 30, 2014 through March 30, 2018. This is the only multiemployer plan that we contribute to. As long as we remain a contributing employer, we have no liability for any unfunded portion of this plan. However, if for any reason, we stop making contributions to the plan under any of the individual collective-bargaining agreements, we could be assessed a potential withdrawal liability based on our share of the unfunded vested benefits of the plan. Our share of the unfunded vested benefits is determined by the contributions required under the individual collective-bargaining agreements from which we withdraw relative to the plan as a whole.
Our participation in the IAMNPF for the years ended December 31, 2013, December 31, 2012 and December 30, 2011 is outlined in the table below.

		Pension			FIR/RP
	EIN/	Protection Act			Status	Contributions of DynCorp International				Expiration
	Pension Plan	Zone Status (2)			Pending /	(Amounts in thousands)			Surcharge	Date of
Pension Fund	Number	2013	2012	2011	Implemented	2013	2012	2011	Imposed	CBA
IAMNPF (1)	516031295	Green	Green	Green	No	$6,062	$4,686	$4,461	No	3/30/2014 through 3/30/2018
Total Contributions						$6,062	$4,686	$4,461

(1)
Of the thirteen collective-bargaining agreements that require contributions to this plan, the agreement with International Association of Machinists ("IAM") union employees at Pax River Naval Test Wing is the most significant as contributions under this plan for years 2014 through the expiration date of the collective-bargaining agreement will approximate $5.7 million, or 33.1% of all required contributions to the IAMNPF.

(2)
Unless otherwise noted, the most recent PPA zone status available in 2013, 2012 and 2011, is for the plan’s year-end status for the years ended December 31, 2013, December 31, 2012 and December 30, 2011, respectively. The zone status is based on information that the Company received from the plan and is certified by the plan's actuary. Generally, plans in the red zone are less than 65% funded, plans in the yellow zone are between 65% and 80% funded, and plans in the green zone are at least 80% funded.

Note 8 — Long-Term Debt
Long-term debt consisted of the following:

	As of
	December 31, 2013	December 31, 2012
(Amounts in thousands)
Pre-merger 9.5% senior subordinated notes	$—	$637
Term loan	277,272	327,272
10.375% senior unsecured notes	455,000	455,000
Total indebtedness	732,272	782,909
Less current portion of long-term debt	—	(637)
Total long-term debt	$732,272	$782,272
The current portion of long-term debt for our 9.5% senior subordinated notes fully matured on February 15, 2013. The total due under the Term Loan is included in Long-term debt in our consolidated balance sheet as of December 31, 2013 and December 31, 2012.
Senior Credit Facility
In connection with the Merger, we entered into a senior secured credit facility on July 7, 2010 (the "Original Senior Credit Facility"), with a banking syndicate and Bank of America, NA as Agent. On August 10, 2011, DynCorp International Inc. entered into an amendment to the Senior Credit Facility (the "Amendment" and, together with the Original Senior Credit Facility, the "Senior Credit Facility").
On June 19, 2013, we entered into a third amendment (the “Amendment”) to the Senior Credit Facility. The Amendment, among other things, amended the Senior Credit Facility to extend the maturity date of the revolving credit facility (the "Revolver") to July 7, 2016, increased the amount of the Revolver to $181.0 million and modified the maximum total leverage threshold test and certain other covenants.
The Senior Credit Facility is secured by substantially all of our assets and is guaranteed by substantially all of our subsidiaries. As of the year ended December 31, 2013, the Senior Credit Facility provided for a $277.3 million term loan facility ("Term Loan") and a $181.0 million Revolver resulting from the Amendment, which includes a $100.0 million letter of credit subfacility. As of

December 31, 2013 and December 31, 2012, the additional available borrowing capacity under the Senior Credit Facility was approximately $144.6 million and $111.7 million, respectively, which allows for up to $36.4 million and $38.3 million in additional letters of credit, respectively. The maturity date on both the Term Loan and the Revolver is July 7, 2016. Amounts borrowed under our Revolver were used to fund operations.
Interest Rates on Term Loan & Revolver
Both the Term Loan and Revolver bear interest at one of two options, based on our election, using either the (i) base rate ("Base Rate") as defined in the Senior Credit Facility plus an applicable margin or the (ii) London Interbank Offered Rate ("Eurocurrency Rate") as defined in the Senior Credit Facility plus an applicable margin. The applicable margin for the Term Loan is fixed at 3.5% for the Base Rate option and 4.5% for the Eurocurrency Rate option. The applicable margin for the Revolver ranges from 3.0% to 3.5% for the Base Rate option or 4.0% to 4.5% for the Eurocurrency option based on our outstanding Secured Leverage Ratio at the end of the quarter. The Secured Leverage Ratio is calculated by the ratio of total secured consolidated debt (net of up to $75 million of unrestricted cash and cash equivalents) to consolidated earnings before interest, taxes, and depreciation & amortization ("Consolidated EBITDA"), as defined in the Senior Credit Facility. Interest payments on both the Term Loan and Revolver are payable at the end of the interest period as defined in the Senior Credit Facility, but not less than quarterly.
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
The Eurocurrency Rate is the rate per annum equal to the British Bankers Association London Interbank Offered Rate ("BBA LIBOR") as published by Reuters (or other commercially available source providing quotations of BBA LIBOR as designated by the Administrative Agent from time to time) two Business Days prior to the commencement of such interest period. The variable Eurocurrency rate has a floor of 1.75%. As of December 31, 2013 and December 31, 2012, the applicable interest rate on the Term Loan was 6.25%.
Interest Rates on Letter of Credit Subfacility and Unused Commitment Fees
The letter of credit subfacility bears interest at the applicable margin for Eurocurrency Rate loans, which ranges from 4.0% to 4.5%. The unused commitment fee on our Revolver ranges from 0.50% to 0.75% depending on the Secured Leverage Ratio, as defined in the Senior Credit Facility. Interest payments on both the letter of credit subfacility and unused commitments are payable quarterly in arrears. As of December 31, 2013 and December 31, 2012 the applicable interest rates for our letter of credit subfacility and our interest rates for our unused commitment fees were 4.25% and 4.50%, and 0.50% and 0.75%, respectively, for both periods. All of our letters of credit are also subject to a 0.25% fronting fee.
Principal Payments
Our Credit Facility contains an annual requirement to submit a portion of our Excess Cash Flow, as defined in the Credit Facility, as additional principal payments.  The first requirement was in 2012 based on annual financial results for the prior year year ended December 31, 2011.  Based on the principal payments we made during the years ended December 31, 2012 and December 31, 2013 we did not meet the threshold for an additional Excess Cash Flow payment.  Additional principal payments could be required based on net proceeds received from items such as tax refunds or disposition of assets or lines of business.
During the years ended December 31, 2013 and December 31, 2012, we made principal payments of $50.0 million and $90.0 million, respectively on the Term Loan facility. Pursuant to our Term Loan facility quarterly principal payments are required, however, the principal prepayments made in 2011 were applied to the future scheduled maturities and satisfied our responsibility to make quarterly principal payments through July 7, 2016.
Deferred financing costs of $0.7 million and $2.1 million, related to the various principal payments, were expensed and included in Loss on early extinguishment of debt in our consolidated statement of operations for the years ended December 31, 2013 and December 31, 2012, respectively. There were no penalties associated with the prepayments.
Covenants
The Senior Credit Facility contains financial, as well as non-financial, affirmative and negative covenants that we believe are usual and customary. The negative covenants in the Senior Credit Facility include, among other things, limits on our ability to:
•declare dividends and make other distributions;
•redeem or repurchase our capital stock;
•prepay, redeem or repurchase certain of our indebtedness;

•grant liens;
•make loans or investments (including acquisitions);
•incur additional indebtedness;
•modify the terms of certain debt;
•restrict dividends from our subsidiaries;
•change our business or business of our subsidiaries;
•merge or enter into acquisitions;
•sell our assets;
•enter into transactions with our affiliates; and
•make capital expenditures.
In addition, the Senior Credit Facility stipulates a maximum total leverage ratio as defined in the Senior Credit Facility, and minimum interest coverage ratio as defined in the Senior Credit Facility, that we must maintain.
The total leverage ratio is the Consolidated Total Debt as defined in the Senior Credit Facility, less unrestricted cash and cash equivalents (up to $75 million) to Consolidated EBITDA as defined in the Senior Credit Facility, for the applicable period. Our total leverage ratio cannot be greater than 4.50 to 1.0 after which, the maximum total leverage diminishes quarterly or semi-annually to a maximum of 3.75 to 1.00 beginning September 26, 2015. The Amendment made adjustments to the levels at which the maximum total leverage diminishes over the remainder of the facility.
The interest coverage ratio is the ratio of Consolidated EBITDA to Consolidated Interest Expense as defined in the Senior Credit Facility. The interest coverage ratio must not be less than 2.0 to 1.0 through the period ending June 27, 2014, after which, the minimum total interest coverage ratio increases to 2.05 to 1.00 through March 27, 2015 and 2.25 to 1.00 thereafter.
The fair value of our borrowings under our Senior Credit Facility approximates 100.5% and 100.5% of the carrying amount based on quoted values as of December 31, 2013 and December 31, 2012, respectively.
In the event we fail to comply with the covenants specified in the Senior Credit Facility and the Indenture governing our Senior Unsecured Notes, we may be in default.
Senior Unsecured Notes
On July 7, 2010, DynCorp International Inc. issued $455 million in aggregate principal of 10.375% senior unsecured notes due 2017 (the "Senior Unsecured Notes") in a private placement offering. The Senior Unsecured Notes were issued under an indenture dated July 7, 2010, by and among us, the guarantors party thereto (the "Guarantors"), including the Company, and Wilmington Trust FSB, as trustee. The Senior Unsecured Notes mature on July 1, 2017. Interest on the Senior Unsecured Notes is payable on January 1 and July 1 of each year, commencing on January 1, 2011.
In connection with the issuance of the Senior Unsecured Notes, we entered into a registration rights agreement, pursuant to which we agreed, among other things, to offer to exchange the Senior Unsecured Notes for a new issue of substantially identical notes that have been registered under the Securities Act of 1933, as amended. Under this registration rights agreement, we were required to file an exchange offer registration statement and have it declared effective by the SEC within 300 days following July 7, 2010, which was May 3, 2011. Because the exchange offer registration statement did not go effective until June 21, 2011, we were required to pay additional interest to holders of the Senior Unsecured Notes in an amount equal to 0.25% per annum of the principal amount thereof from May 4, 2011 to June 21, 2011. We paid such additional interest of $0 to holders of the Senior Unsecured Notes on July 1, 2011 in compliance with the registration rights agreement. On July 26, 2011, we completed the exchange offer and approximately $0 million of registered Senior Unsecured Notes were issued in exchange for the old Senior Unsecured Notes.
The Senior Unsecured Notes contain various covenants that restrict our ability to:
•incur additional indebtedness;
•make certain payments including declaring or paying certain dividends;
•purchase or retire certain equity interests;
•retire subordinated indebtedness;
•make certain investments;

•sell assets;
•engage in certain transactions with affiliates;
•create liens on assets;
•make acquisitions; and
•engage in mergers or consolidations.
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
Call and Put Options
We can voluntarily settle all or a portion of the Senior Unsecured Notes at any time prior to July 1, 2014. Such a voluntary settlement would require payment of 100% of the principal amount plus the applicable premium (or make-whole premium), and accrued and unpaid interest and additional interest, if any, as of the applicable redemption date. The applicable premium with respect to the Senior Unsecured Notes on any applicable redemption date is the greater of (1) 1.0% of the then outstanding principal amount of the Senior Unsecured Notes; and (2)the excess of (a) the present value at such redemption date of (i) the redemption price of the Senior Unsecured Notes at July 1, 2014 plus (ii) all required interest payments due on the Note through July 1, 2014 (excluding accrued but unpaid interest), computed using a discount rate equal to the treasury rate, as defined in the Indenture, as of such redemption date plus 50 basis points; over (b) the then outstanding principal amount of the Senior Unsecured Notes. Subsequent to July 1, 2014, we can redeem the Senior Unsecured Notes, in whole or in part, at defined call prices, plus accrued interest through the redemption date.
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
The fair value of the Senior Unsecured Notes is based on their quoted market value. As of December 31, 2013 and December 31, 2012, the quoted market value of the Senior Unsecured Notes was approximately 103.0% and 91.5%, respectively, of stated value.

Note 9 — Commitments and Contingencies
Commitments
We have operating leases for the use of real estate and certain property and equipment which are either non-cancelable, cancelable only by the payment of penalties or cancelable upon one month’s notice. All lease payments are based on the lapse of time but include, in some cases, payments for insurance, maintenance and property taxes. There are no purchase options on operating leases at favorable terms, but most leases have one or more renewal options. Certain leases on real estate are subject to annual escalations for increases in base rents, utilities and property taxes. Lease rental expense was $167.6 million,$217.4 million, and $160.2 million for the years ended December 31, 2013, December 31, 2012 and December 30, 2011, respectively. We have no significant long-term purchase agreements with service providers.
Minimum fixed rentals non-cancelable for the next five years and thereafter under operating leases in effect as of December 31, 2013, are as follows:

Calendar Year	Real Estate	Equipment	Total
	(Amounts in thousands)
2014 (1)	28,012	6,242	34,254
2015	13,141	1,951	15,092
2016	10,517	686	11,203
2017	9,869	408	10,277
2018	8,926	—	8,926
Thereafter	18,863	—	18,863
Total	$89,328	$9,287	$98,615

(1)
The minimum lease table above excludes agreements of one year or less in duration. These leases are accounted for in our rent expense, however, because of the short tenure of the lease, these are not reflected in the table above.

Contingencies
General Legal Matters
We are involved in various lawsuits and claims that arise in the normal course of business. We have established reserves for matters in which it is believed that losses are probable and can be reasonably estimated. Reserves related to these matters have been recorded in "Other accrued liabilities" totaling approximately $14.1 million and $12.8 million as of December 31, 2013 and December 31, 2012, respectively. We believe that appropriate accruals have been established for such matters based on information currently available; however, some of the matters may involve compensatory, punitive, or other claims or sanctions that if granted, could require us to pay damages or make other expenditures in amounts that could not be reasonably estimated at December 31, 2013. These accrued reserves represent the best estimate of amounts believed to be our liability in a range of expected losses. In accordance with ASC 450 - Contingencies, in addition to matters that are considered probable and can be reasonably estimated, we also disclose certain matters considered reasonably possible. In addition to the disclosure requirements set forth in ASC 450-20, the Company also discloses any other contingencies for which the likelihood of an unfavorable outcome is remote but for which the Company believes are of such a significant nature that disclosure would benefit a user of our financial statements. Other than matters disclosed below, we believe the aggregate range of possible loss related to matters considered reasonably possible was not material as of December 31, 2013. Litigation is inherently unpredictable and unfavorable resolutions could occur. Accordingly, it is possible that an adverse outcome from such proceedings could (i) exceed the amounts accrued for probable matters; or (ii) require a reserve for a matter we did not originally believe to be probable or could be reasonably estimated. Such changes could be material to our financial condition, results of operations and cash flows in any particular reporting period. Our view of the matters not specifically disclosed could possibly change in future periods as events thereto unfold.
Pending Litigation and Claims
On December 4, 2006, December 29, 2006, March 14, 2007 and April 24, 2007, four lawsuits were served, seeking unspecified monetary damages against DynCorp International LLC and several of its former affiliates in the U.S. District Court for the Southern District of Florida, concerning the spraying of narcotic plant crops along the Colombian border adjacent to Ecuador. Three of the lawsuits, filed on behalf of the Provinces of Esmeraldas, Sucumbíos, and Carchi in Ecuador, allege violations of Ecuadorian law, International law, and statutory and common law tort violations, including negligence, trespass, and nuisance. The fourth lawsuit, filed on behalf of citizens of the Ecuadorian provinces of Esmeraldas and Sucumbíos, alleges personal injury, various counts of negligence, trespass, battery, assault, intentional infliction of emotional distress, violations of the Alien Tort Claims Act and various violations of International law. The four lawsuits were consolidated, and based on our motion granted by the court, the case was subsequently transferred to the U.S. District Court for the District of Columbia. On March 26, 2008, a First Amended Consolidated Complaint was filed that identified 3,266 individual plaintiffs. As of January 12, 2010, 1,256 of the plaintiffs have been dismissed by court orders and, on September 15, 2010, the Provinces of Esmeraldas, Sucumbíos, and Carchi were dismissed by court order. We filed multiple motions for summary judgment, and, on February 15, 2013, the court granted summary judgment and dismissed all claims. On March 18, 2013, the plaintiffs filed a notice of appeal with the U.S. Court of Appeals for the District of Columbia, and the appeal is pending. The amended complaint does not demand any specific monetary damages; however, a court decision against us could have a material effect on our results of operations and financial condition, if we are unable to obtain reimbursement from the DoS. The aerial spraying operations were and continue to be managed by us under a DoS contract in cooperation with the Colombian government. The DoS contract provides indemnification to us against third-party liabilities arising out of the contract, subject to available funding as well as potential apportionment of damages to multiple defendants. At this time, we believe the likelihood of an unfavorable outcome in this case is remote.

A lawsuit filed on September 11, 2001, and amended on March 24, 2008, seeking unspecified damages on behalf of twenty-six residents of the Sucumbíos Province in Ecuador, was brought against our operating company and several of its former affiliates in the U.S. District Court for the District of Columbia. The action alleges violations of the laws of nations and U.S. treaties, negligence, emotional distress, nuisance, battery, trespass, strict liability, and medical monitoring arising from the spraying of herbicides near the Ecuador-Colombia border in connection with the performance of the DoS, International Narcotics and Law Enforcement contract for the eradication of narcotic plant crops in Colombia. As of January 12, 2010, fifteen of the plaintiffs have been dismissed by court order. We filed multiple motions for summary judgment, and, on February 15, 2013, the court granted summary judgment and dismissed all claims. On March 18, 2013, the plaintiffs filed a notice of appeal with the U.S. Court of Appeals for the District of Columbia, and the appeal is pending. The terms of the DoS contract provide that the DoS will indemnify our operating company against third-party liabilities arising out of the contract, subject to available funding. We are also entitled to indemnification by Computer Sciences Corporation, the Company's previous owners, in connection with this lawsuit, subject to certain limitations. Additionally, any damage award would have to be apportioned between the other defendants and our operating company. We believe that the likelihood of an unfavorable judgment in this matter is remote.
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
In 2009, we terminated for cause a contract to build the Akwa Ibom International Airport for the State of Akwa Ibom in Nigeria. Consequently, we terminated certain subcontracts and purchase orders the customer advised us it did not want to assume. Our termination of certain subcontracts not assumed by the customer, including our actions to recover against advance payment and performance guarantees established by the subcontractors for our benefit, was challenged in certain instances. In December 2011, the customer filed arbitration alleging fraud, gross negligence, contract violations, and conversion of funds and asserted damages of approximately $150 million. We believe our right to terminate this contract was justified and permissible under the terms of the contract, and we intend to vigorously contest the claims brought against us. Additionally, we believe the contract limits any damages to a maximum of $3 million, except in situations of gross negligence and willful misconduct. As of December 31, 2013 and December 31, 2012, we have recorded an immaterial liability for this matter and believe the likelihood of loss for amounts in excess of this accrual, up to the amount limited by the contract, is reasonably possible.
On July 8, 2009, a lawsuit was filed in the United Arab Emirates ("UAE") Abu Dhabi Court of First Instance, by Al Hamed ITC (hereafter "Al Hamed") concerning an October 2002 business development contract focused upon obtaining business directly with the UAE General Military Directorate ("GMD"). Al Hamed was unsuccessful in assisting the company in soliciting business with GMD and, as such, the contract with Al Hamed was terminated in July 2006. We became a subcontractor to the successful bidder, Al Taif, in December 2006. Al Hamed filed a claim seeking $57.0 million in damages under the business development contract. On May 9, 2012, the court awarded Al Hamed 8.2 million in UAE Dirhams ($2.2 million U.S. dollars) plus 5% interest and expenses. The Company and Al Hamed both appealed the judgment. On September 12, 2012, the appellate court altered the judgment stating the amount should not have been in UAE Dirhams rather in U.S. dollars, which amounts to $8.2 million US dollars. As of September 28, 2012, a reserve has been established for the full amount of the judgment. The judgment was further appealed to the Supreme Court in Abu Dhabi, and, on February 27, 2013, we were advised that our appeal was unsuccessful. On April 7, 2013, the judgment was paid and the matter is now closed. During calendar year 2013, the Company was made aware of a new case filed by Al Hamed in the UAE Abu Dhabi Court of First Instance seeking $23.3 million U.S. dollars in damages under the same business development contract. The case alleges we obtained additional business with Al Taif. We have not been awarded any new contracts with Al Taif and therefore believe this case is without merit.
In February 2013, the Company received a judgment related to a past helicopter accident in Aviano, Italy. As of December 31, 2013, we have recorded a liability for $9.8 million related to this matter. This matter is fully insured and a corresponding receivable from the insurance company has been recorded within Other current assets.
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
On August 16, 2005, we were served with a Department of Justice Federal Grand Jury Subpoena seeking documents concerning work performed by a former subcontractor, Al Ghabban in 2002-2005. Specifically, during the 2002-2005 timeframe, Al Ghabban performed line haul trucking work to transport materials throughout the Middle Eastern theater on the War Reserve Materials Program. In response to the subpoena in 2005, we provided the requested documents to the Department of Justice, and the matter was subsequently closed in 2005 without any action taken. In April 2009, we received a follow up telephone call concerning this matter from the Department of Justice Civil Litigation Division. Since that time, we have had several discussions with the government regarding the civil matter. In response to requests, we provided additional information to the Department of Justice Civil Litigation Division. We are fully cooperating with the government's review and believe that the likelihood of an unfavorable judgment resulting from this matter is reasonably possible. If our operations are found to be in violation of any laws or government regulations, we may be subject to penalties, damages or fines, any or all of which could adversely affect our financial results. The Company believes that the likelihood of an unfavorable judgment resulting from this matter is reasonably possible; however, as this matter is still under review and no formal complaint has been filed, a reasonable estimate of loss or range of loss cannot be made.
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
Over the past year, the Company received a series of final audit reports from the DCAA, some of which have resulted in Form 1's, related to their examination of certain incurred, invoiced and reimbursed costs on the CivPol program for periods ranging from April 17, 2004 through April 2, 2010. The Form 1's identify several cost categories where the DCAA has asserted instances of potential deviations from the terms of the contract or from certain provisions of government regulations. The asserted amounts are derived in part extrapolation methodologies used to estimate potential exposure amounts for the cost categories. The final audit reports and Form 1's total approximately $141.2 million. Over the past year, the Company has worked with the DCAA and Department of State ("DoS") to resolve these Form 1s. The Company has responded to each audit report. Each response articulated the Company’s position on these issues, answered DCAA’s questions and provided clarification of the facts to resolve the issues raised. The Company has also sought to obtain clarification from DoS through formal contract modifications in an attempt to assist the DCAA in closing these issues. We believe the majority of these issues will continue to be resolved and thus represent loss contingencies that the Company considers remote. For the remaining issues, which total approximately $25.4 million, we believe the DCAA did not consider certain contractual provisions and long standing patterns of dealing with the customer. Since we cannot reasonably estimate the DCAA's acceptance of our initial responses and the ultimate outcome related to these remaining issues we believe these items represent loss contingencies that the Company considers reasonably possible. We continue to work with the DoS and the DCAA to resolve any remaining questions they may have and provide clarification of the facts and circumstances surrounding the issues.

On April 30, 2013, the Company received several Form 1s from DCAA disapproving approximately $152.0 million of cost incurred by the Company for the periods ranging between 2000 to 2011 on the War Reserve Materiel program related to concerns on items such as the adequacy of documentation and reasonableness of costs. The Company is in the process of reviewing the basis of the Form 1s and preparing a response letter as we work with our customer to resolve these questions. Based on our initial assessment, we believe a substantial portion of these items represent loss contingencies that we consider remote. We believe the remaining portion of these items represent loss contingencies that we consider reasonably possible; however, a reasonable estimate of loss or range of loss cannot be made at this time as we cannot reasonably estimate the ultimate outcome related to the issues raised in the Form 1s.
Foreign Contingencies
As discussed in Note 5, on January 22, 2014, a tax assessment from the Large Tax Office of the Afghanistan Ministry of Finance (“MOF”) was received, seeking $64.2 million in taxes and penalties specific to one of our business licenses in Afghanistan for periods between 2009 to 2012. We filed our initial appeal of the assessment with the MOF on February 19, 2014. On February 23, 2014 the MOF rejected our initial appeal, however, it does not change our position or strategy for addressing the MOF’s concerns with regards to these tax matters. The majority of this assessment was income tax related; however, $10.2 million of the assessed amount is non-income tax related and represents loss contingencies that we consider reasonably possible. A reasonable estimate of loss or range of loss cannot be made at this time as we cannot reasonably estimate the ultimate outcome related to the issues assessed.
Credit Risk
We are subject to concentrations of credit risk primarily by virtue of our accounts receivable. Departments and agencies of the U.S. federal government account for all but minor portions of our customer base, minimizing this credit risk. Furthermore, we continuously review all accounts receivable and recorded provisions for doubtful accounts.
Risk Management Liabilities and Reserves
We are insured for domestic workers' compensation liabilities and a significant portion of our employee medical costs. However, we bear risk for a portion of claims pursuant to the terms of the applicable insurance contracts. We account for these programs based on actuarial estimates of the amount of loss inherent in that period's claims, including losses for which claims have not been reported. These loss estimates rely on actuarial observations of ultimate loss experience for similar historical events. We limit our risk by purchasing stop-loss insurance policies for significant claims incurred for both domestic workers' compensation liabilities and medical costs. Our exposure under the stop-loss policies for domestic workers' compensation and medical costs is limited based on fixed dollar amounts. For domestic worker's compensation and employer's liability under state and federal law, the fixed-dollar amount of stop-loss coverage is $1.0 million per occurrence on most policies; but, $0.25 million on a California based policy. For medical costs, the fixed dollar amount of stop-loss coverage is from $0.25 million to $0.75 million for total costs per covered participant per calendar year.
Note 10 — Equity
At April 1, 2010 (inception), 100 common shares were issued and, as of December 31, 2013, 100 shares remain issued and outstanding as there have been no further issuances of common shares since that date. During the period from April 1, 2010 (inception) through December 31, 2010, our equity was impacted by a capital contribution of $550.9 million in connection with the merger entered into on July 7, 2010.
Share Based Payments
On December 17, 2013, certain members of management and outside directors were awarded Class B interests in DynCorp Management LLC (“DynCorp Management”). DynCorp Management LLC conducts no operations and was established for the purpose of holding equity in our Company. DynCorp Management LLC authorized 100,000 Class B shares as available for issuance and approved 7,246 Class B-1 Interests and 380 Class B-2 Interests to certain members of management and outside directors of Defco Holdings, Inc. (“Holdings”), the non-member manager, and its subsidiaries, including Delta Tucker Holdings, Inc. All of DynCorp International Inc.'s issued and outstanding common stock is owned by the Company, and all of the Company's issued and outstanding common stock is owned by our parent, Holdings. The grant and vesting of the awards is contingent upon the executives' consent to the terms and conditions set forth in the Class B-1 Interests and B-2 Interests Agreements. As of December 31, 2013 consents were received from members of management and outside directors with grants totaling 3,144 shares while the remaining consents were not received prior to year end therefore shares are not considered granted.
The Class B-1 Interests are subject to (i) time-based vesting in separate tranches based on the participants’ hire date (each such date a “Vesting Date”); (ii) acceleration of vesting in certain circumstances (such as in the event of a change in control or termination of the executive without cause); and (iii) continued employment of the executive by Holdings or its subsidiaries through the applicable vesting dates.
Class B-1 Interests held by participants hired in 2013 shall vest in 5 equal 20% installments on each of the grant dates of the Class B-1 Interests, July 15, 2014, July 15, 2015, July 15, 2016 and July 15, 2017. Class B-1 Interests Participants hired in 2012 shall vest with respect to 30% of the Class B-1 Interests on the grant date, an additional 20% on July 15, 2014, 20% on July 15, 2015 and with respect to the remaining Class B-1 Interests on July 15, 2016. Class B-1 Interests Participants hired in 2010 and 2011 shall vest with respect to 40% of the Class B-1 Interests as of the grant date, an additional 20% on July 15, 2014 and with respect to the remaining Class B-1 Interests on July 15, 2015.
A summary of the Class B Interest plans activity for the year ended December 31, 2013 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value		Contractual Term (years)
Outstanding at December 31, 2012	—	$—
Granted:
Class B-1	2,764	591.16		5
Class B-2	380	3.54		5
Exercised	—	—		—
Forfeited or expired	—	—	—	—
Outstanding at December 31, 2013	3,144	594.70

The value of the Class B Interest as of the grant date is calculated using a Monte Carlo simulation consistent with the provisions of ASC Topic 718, “Compensation—Stock Compensation” and is amortized over the respective vesting period. The Monte Carlo simulation, similar to a Black-Scholes option pricing formula, requires the input of subjective assumptions, including the estimated life of the interest and the expected volatility of the underlying stock over the estimated life of the option. We use historical volatility of the market-based guideline companies as a basis for projecting the expected volatility of the underlying Class B interest and estimated the expected life of our Class B grants to be 4 years.
We believe that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair value of our Class B grants.
For the periods indicated, the weighted-average fair value of Class B interest and weighted-average assumptions used were as follows:

Year ended December 31, 2013

Weighted-average fair value of options granted	594.70
Weighted-average assumptions used:
Expected volatility	33.5%
Risk-free interest rate	1.7%
Expected dividend yield	8%
Expected life (in years)	4
Forfeiture rate	8%
The total grant date fair value of all options granted during 2013 was $1.5 million. Total compensation cost expensed for the year ended December 31, 2013 was $0.5 million.

The following is a summary of the changes in non-vested shares for the year ended December 31, 2013.

	Shares	Weighted Average Fair Value
Non-vested shares at December 31, 2012	—	$—
Granted	3,144	$594.70
Vested	(1,021)	$576.64
Forfeited	—	$—
Non-vested shares at December 31, 2013	2,123	$603.37

As of December 31, 2013, the total compensation cost related to the non-vested Class B awards, not yet recognized, was $1.0 million which will be recognized over a weighted average period of approximately 4 years.
Long-Term Incentive Bonus
On December 17, 2013 the Company approved a long-term cash incentive bonus for certain members of management and outside directors, where in the event of a change in control, subject to the various members of management continued employment with the Company through such a change in control and execution of a restrictive covenant agreement within fourteen days of receipt of such agreement, the various members of management shall be eligible to receive a cash incentive bonus. As of December 31, 2013 there was no impact to the financial statements as no triggering event had occurred.

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
Fair Value of Financial Instruments
Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable, and borrowings. Because of the short-term nature of cash and cash equivalents, accounts receivable and accounts payable, the fair value of these instruments approximates the carrying value. Our estimate of the fair value of our long-term debt is based Level 1 and Level 2 inputs, as defined above.

	As of
	December 31, 2013		December 31, 2012

	Carrying	Fair	Carrying	Fair
(Amounts in thousands)	Amount	Value	Amount	Value
10.375% senior unsecured notes	$455,000	$468,650	$455,000	$416,325
Term Loan	277,272	278,658	327,272	328,908
9.5% senior subordinated notes	—	—	—	—
Total long-term debt	$732,272	$747,308	$782,272	$745,233

Note 12 — Segment and Geographic Information
In April 2013, the Company's previous operating and reporting segments were re-aligned into three operating and reporting segments, DynAviation, DynLogistics and DynGlobal. Our reporting segments will continue to be the same as our operating segments. DynAviation and DynLogistics segments operate principally within a regulatory environment subject to governmental contracting and accounting requirements, including Federal Acquisition Regulations, Cost Accounting Standards and audits by various U.S. federal agencies. The initial focus of DynGlobal is on pursuit and growth of international and commercial business. The current revenue, operating (loss) / income, depreciation and amortization and assets associated with this segment for the year ended December 31, 2013 were not material and are presented in Headquarters/Other.

The following is a summary of the financial information of the reportable segments reconciled to the amounts reported in the consolidated financial statements:

	For the years ended
	December 31, 2013	December 31, 2012	December 30, 2011
(Amounts in thousands)
Revenue
DynLogistics	$1,920,715	$2,709,469	$2,610,448
DynAviation	1,371,928	1,338,514	1,101,218
Headquarters / Other (1)	(5,459)	(3,708)	7,486
Total revenue	3,287,184	4,044,275	3,719,152

Operating (loss) / income
DynLogistics	$36,243	$48,941	$51,316
DynAviation	(194,866)	105,327	71,912
Headquarters / Other (2)	(48,157)	(58,385)	(110,857)
Total operating (loss) / income	(206,780)	95,883	12,371

Depreciation and amortization
DynLogistics	$543	$1,043	$1,141
DynAviation	1,628	685	672
Headquarters / Other	48,108	50,086	50,681
Total depreciation and amortization (3)	50,279	51,814	52,494

(1)
Represents revenue earned on shared services arrangements for general and administrative services provided to unconsolidated joint ventures and elimination of intercompany items between segments. Additionally, revenue for our DynGlobal segment during the year ended December 31, 2013 is currently included in Headquarter/Other.

(2)
Headquarters operating expenses primarily relate to amortization of intangible assets and other costs that are not allocated to segments and are not billable to our U.S. government customers. Additionally, operating income for our DynGlobal segment in support of the development of this business during the year ended is currently included in Headquarters/Other.

(3)	Includes amounts included in Cost of services of $1.7 million, $1.6 million and 1.7 million for the year ended December 31, 2013, December 31, 2012 and December 30, 2011, respectively.

	As of
	December 31, 2013	December 31, 2012	December 30, 2011
(Amounts in thousands)
Assets
DynLogistics	$591,304	$800,734	$1,075,775
DynAviation	447,646	706,646	461,802
Headquarters / Other (1)	460,971	463,336	476,844
Total assets	$1,499,921	$1,970,716	$2,014,421

(1)
Assets primarily include cash, investments in unconsolidated subsidiaries, deferred tax liabilities, intangible assets (excluding goodwill) and deferred debt issuance costs. Additionally, assets for our DynGlobal segment, in support of the development of this business, during the year ended, is currently included in Headquarter/Other.

Geographic Information — Revenue by geography is determined based on the location of services provided.

	For the years ended
	December 31, 2013		December 31, 2012		December 30, 2011
(Amounts in thousands)
United States	$695,772	21%	$635,293	16%	$566,314	15%
Afghanistan	1,845,234	56%	2,436,714	60%	2,095,156	56%
Middle East (1)	534,861	16%	730,372	18%	784,258	21%
Other Americas	87,759	3%	106,160	3%	96,326	3%
Europe	52,365	2%	51,209	1%	97,062	3%
Asia-Pacific	46,170	1%	44,000	1%	49,046	1%
Other	25,023	1%	40,527	1%	30,990	1%
Total revenue	$3,287,184	100%	$4,044,275	100%	$3,719,152	100%

(1)
The Middle East includes but is not limited to activities in Iraq, Oman, Qatar, United Arab Emirates, Kuwait, Palestine, Sudan, Pakistan, Jordan, Lebanon, Bahrain, Saudi Arabia, Turkey and Egypt. Substantially all assets owned by the Company were located in the U.S. as of December 31, 2013.

Revenue from the U.S. government accounted for approximately 96%, 97% and 97% of total revenue for the years ended December 31, 2013, December 31, 2012 and December 20, 2011, respectively. As of December 31, 2013 and December 31, 2012 accounts receivable due from the U.S. government represented over 92% and 93% of total accounts receivable, respectively.

Note 13 — Related Parties, Joint Ventures and Variable Interest Entities
Consulting Fee
The Company has a Master Consulting and Advisory Services agreement ("COAC Agreement") with Cerberus Operations and Advisory Company, LLC, where, pursuant to the terms of the agreement, they make personnel available to us for the purpose of providing reasonably requested business advisory services. The services are priced on a case by case basis depending on the requirements of the project and agreements in pricing. We incurred $4.6 million, $3.3 million and $1.9 million of consulting fees in conjunction with the COAC Agreement during years ended December 31, 2013, December 31, 2012 and December 30, 2011, respectively.

Joint Ventures and Variable Interest Entities
Our most significant joint ventures and VIEs and our associated ownership percentages are listed as follows:

Partnership for Temporary Housing LLC ("PaTH")	30%
Contingency Response Services LLC ("CRS")	45%
Global Response Services LLC ("GRS")	51%
GLS	51%
DynCorp International FZ - LLC ("DIFZ")	25%
Babcock DynCorp Limited ("Babcock")	44%
We account for our investments in VIEs in accordance with ASC 810 - Consolidation. In cases where we have (i) the power to direct the activities of the VIE that most significantly impact its economic performance and (ii) the obligation to absorb losses of the VIE that could potentially be significant or the right to receive benefits from the entity that could potentially be significant to the VIE, we consolidate the entity. Alternatively, in cases where all of the aforementioned criteria are not met, the investment is accounted for under the equity method. As of December 31, 2013, we accounted for PaTH, CRS, Babcock, GRS and GLS as equity method investments. Alternatively, we consolidated DIFZ based on the aforementioned criteria. We present our share of the PaTH, CRS, GRS and GLS earnings in Earnings from equity method investees as these joint ventures are considered operationally integral. Alternatively, we present our share of the Babcock earnings in Other income, net as it is not considered operationally integral.
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
GLS is a joint venture formed in August 2006 between DynCorp International LLC and AECOM's National Security Programs unit for the purpose of procuring government contracts with the U.S. Army. We incur costs on behalf of GLS related to the normal operations of the venture. However, these costs typically support revenue billable to our customer.
We own 25% of DIFZ but exercise power over activities that significantly impact DIFZ's economic performance. On March 15, 2012, we entered into a non-cash dividend distribution transaction with Cerberus Series Four Holdings, LLC and Cerberus Partners II, L.P., in which we distributed half of our 50% ownership in DIFZ. The distribution was recognized as an increase in Noncontrolling interests and a reduction to Additional-paid-in-capital, given our Accumulated deficit position. We incur significant costs on behalf of DIFZ related to our normal operations. The vast majority of these costs are considered direct contract costs and thus billable on several of our contracts supported by DIFZ services.
Babcock is a joint venture formed in January 2005 and currently provides services to the British Ministry of Defence. The economic rights in the Babcock joint venture are not consider operationally integral to the Company.
Receivables due from our unconsolidated joint ventures totaled $2.3 million and $1.2 million as of December 31, 2013, December 31, 2012, respectively. These receivables are a result of items purchased and services rendered by us on behalf of our unconsolidated joint ventures. We have assessed these receivables as having minimal collection risk based on our historic experience with these joint ventures and our inherent influence through our ownership interest. The related revenue we earned from our unconsolidated joint ventures totaled $8.6 million, $4.2 million, and $12.3 million for the years ended December 31, 2013, December 31, 2012 and December 30, 2011, respectively. Additionally, we earned $3.7 million, $4.8 million, and $17.4 million in equity method income (includes operationally integral and non-integral income) for the years ended December 31, 2013, December 31, 2012 and December 30, 2011, respectively.
GLS’ revenue was $21.8 million, $61.1 million and $359.6 million for the years ended December 31, 2013, December 31, 2012 and December 30, 2011, respectively. GLS’ incurred an operating and net loss of $3.6 million for the year ended December 31, 2013 as compared to operating and net income of $3.3 million and $26.7 million for the years ended December 31, 2012 and December 30, 2011, respectively. GLS paid cash dividends of $6.0 million during the year ended December 31, 2013. Based on our 51% ownership in GLS, the Company recognized $3.1 million in equity method income during the year ended December 31, 2013.

In October  2011, the DCAA issued GLS a Form 1 in the amount of $95.9 million which pertained to inconsistencies of certain contractual requirements and withheld a portion of outstanding invoices until the Form 1 was resolved. In February 2012, the DCAA issued GLS a second Form 1 in the amount of $102.0 million, asserting inconsistencies with labor related costs for the fiscal year ended April 3, 2009. GLS did not agree with the DCAA's findings on either of the Form 1s and continued to work with the DCAA and the customer to provide clarification and resolve both matters. In February of 2014, final determination was received from the DCAA's Contracting Officer on the outstanding Form 1s resulting in total withholds of $0.3 million and allowing GLS to submit invoices totaling $19.1 million for recovery of previous invoices. The Form1s are now considered closed.
We currently hold one promissory note from Palm Trading Investment Corp, which had an aggregate initial value of $9.2 million. The note is included in (i) Prepaid expenses and other current assets and in (ii) Other assets on our consolidated balance sheet for the short and long-term portions, respectively. The loan balance outstanding was $3.5 million and $5.3 million as of December 31, 2013 and December 31, 2012, respectively, reflecting the initial value plus accrued interest, less payments against the promissory note. The fair value of the note receivable is not materially different from its carrying value.
As discussed above and in accordance with ASC 810 - Consolidation, we consolidate DIFZ. The following tables present selected financial information for DIFZ as of December 31, 2013 and December 31, 2012 and for the years ended December 31, 2013, December 31, 2012 and December 30, 2011:

	As of
(Amounts in millions)	December 31, 2013	December 31, 2012
Assets	$25.9	$32.7
Liabilities	22.2	25.9

	For the years ended
(Amounts in millions)	December 31, 2013	December 31, 2012	December 30, 2011
Revenue	$414.4	$510.1	$476.3
The following tables present selected financial information for our equity method investees as of December 31, 2013 and December 31, 2012 and for the years ended December 31, 2013, December 31, 2012 and December 30, 2011:

	As of
(Amounts in millions)	December 31, 2013	December 31, 2012
Current assets	$86.3	$115.0
Total assets	86.3	115.1
Current liabilities	46.4	59.9
Total liabilities	44.5	60.4

	For the years ended
(Amounts in millions)	December 31, 2013	December 31, 2012	December 30, 2011
Revenue	$32.9	$234.5	$556.4
Gross profit	2.5	17.1	46.4
Net income	0.5	13.4	35.7
Many of our joint ventures and VIEs only perform on a single contract. The modification or termination of a contract under a joint venture or VIE could trigger an impairment in the fair value of our investment in these entities. In the aggregate, our maximum exposure to losses as a result of our investment consists of our (i) $13.5 million investment in unconsolidated subsidiaries, (ii) $2.3 million in receivables from our unconsolidated joint ventures, (iii) $3.5 million of notes receivable from Palm Trading Investment Corp, and (iv) contingent liabilities that were neither probable nor reasonably estimable as of December 31, 2013.

Note 14 — Collaborative Arrangements
We participate in a collaborative arrangement with CH2M Hill on the Logistics Civil Augmentation Program IV ("LOGCAP IV") program. The arrangement sets forth the sharing of some of the risks and rewards associated with this U.S. government contract. Our current share of profits of the LOGCAP IV program is 70%.

We account for this collaborative arrangement under ASC 808 — Collaborative Arrangements and record revenue gross as the prime contractor. The cash inflows and outflows, as well as expenses incurred, are recorded in Cost of services in the period realized. Revenue on LOGCAP IV was $1,210.4 million, $1,771.9 million, and $1,594.2 million for the years ended December 31, 2013, December 31, 2012 and December 30, 2011, respectively. Cost of services on LOGCAP IV was $1,120.5 million, $1,652.2 million, and $1,506.4 million for the years ended December 31, 2013, December 31, 2012 and December 30, 2011, respectively. Our share of the total LOGCAP IV profits was $37.0 million, $64.1 million, and $27.1 million for the years ended December 31, 2013, December 31, 2012 and December 30, 2011, respectively.

Note 15 — Consolidating Financial Statements of Subsidiary Guarantors
The Senior Unsecured Notes issued by DynCorp International Inc. ("Subsidiary Issuer") and the Senior Credit Facility are fully and unconditionally guaranteed, jointly and severally, by the Company ("Parent") and all of the domestic subsidiaries of Subsidiary Issuer: DynCorp International LLC, DTS Aviation Services LLC, DynCorp Aerospace Operations, LLC, DynCorp International Services LLC, DIV Capital Corporation, Dyn Marine Services of Virginia LLC, Services International LLC, Worldwide Humanitarian Services LLC, Worldwide Recruiting and Staffing Services LLC, Heliworks LLC, Global Aviation Consultancy Services, LLC, Phoenix Consulting Group LLC and Casals and Associates Inc. ("Subsidiary Guarantors"). Each of the Subsidiary Issuer and the Subsidiary Guarantors is 100% owned by the Company. Under the indenture governing the Senior Unsecured Notes, a guarantee of a Subsidiary Guarantor will terminate upon the following customary circumstances: (i) the sale of the capital stock of such Subsidiary Guarantor if such sale complies with the indenture; (ii) the designation of such Subsidiary Guarantor as an unrestricted subsidiary; (iii) if such Subsidiary Guarantor no longer guarantees certain other indebtedness of the Subsidiary Issuer or (iv) the defeasance or discharge of the indenture.
The following condensed consolidating financial statements present (i) condensed consolidating balance sheets as of December 31, 2013 and December 31, 2012 (ii) the condensed consolidating statement of operations and comprehensive income for the years ended December 31, 2013, December 31, 2012 and December 30, 2011, (iii) condensed consolidating statements of cash flows for the years ended December 31, 2013, December 31, 2012 and December 30, 2011 and (iv) elimination entries necessary to consolidate Parent and its subsidiaries.
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
DynCorp International, Inc. is considered the Subsidiary Issuer as it issued the Senior Unsecured Notes.

Delta Tucker Holdings, Inc. and Subsidiaries
Condensed Consolidating Statement of Operations Information
For the year ended December 31, 2013

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$—	$3,298,767	$445,144	$(456,727)	$3,287,184
Cost of services	—	—	(3,006,723)	(437,375)	456,845	(2,987,253)
Selling, general and administrative expenses	—	—	(148,962)	(845)	(118)	(149,925)
Depreciation and amortization expense	—	—	(48,028)	(600)	—	(48,628)
Earnings from equity method investees	—	—	1,510	3,060	—	4,570
Impairment of goodwill, intangibles and long lived assets	—	—	(312,728)	—	—	(312,728)
Operating (loss) income	—	—	(216,164)	9,384	—	(206,780)
Interest expense	—	(75,001)	(3,825)	—	—	(78,826)
Loss on early extinguishment of debt	—	(703)	—	—	—	(703)
Interest income	—	—	130	27	—	157
Equity in (loss) income of consolidated subsidiaries	(253,736)	(204,678)	5,097	—	453,317	—
Other (loss) income, net	—	—	(998)	188	—	(810)
(Loss) income before income taxes	(253,736)	(280,382)	(215,760)	9,599	453,317	(286,962)
Benefit (provision) for income taxes	—	26,646	11,082	(267)	—	37,461
Net (loss) income	(253,736)	(253,736)	(204,678)	9,332	453,317	(249,501)
Noncontrolling interest	—	—	—	(4,235)	—	(4,235)
Net (loss) income attributable to Delta Tucker Holdings, Inc.	$(253,736)	$(253,736)	$(204,678)	$5,097	$453,317	$(253,736)

Delta Tucker Holdings, Inc. and Subsidiaries
Condensed Consolidating Statement of Operations Information
For the year ended December 31, 2012

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$—	$4,077,449	$538,118	$(571,292)	$4,044,275
Cost of services	—	—	(3,743,400)	(514,653)	559,121	(3,698,932)
Selling, general and administrative expenses	—	—	(149,236)	(12,297)	12,171	(149,362)
Depreciation and amortization expense	—	—	(49,658)	(602)	—	(50,260)
Earnings from equity method investees	—	—	825	—	—	825
Impairment of goodwill	—	—	(44,594)	—	—	(44,594)
Impairment of intangibles	—	—	(6,069)	—	—	(6,069)
Operating income	—	—	85,317	10,566	—	95,883
Interest expense	—	(80,078)	(6,194)	—	—	(86,272)
Loss on early extinguishment of debt	—	(2,094)	—	—	—	(2,094)
Interest income	—	—	108	9	—	117
Equity in (loss) income of consolidated subsidiaries	(8,937)	(16,604)	4,050	—	21,491	—
Other income (loss), net	—	—	4,814	(142)	—	4,672
(Loss) income before income taxes	(8,937)	(98,776)	88,095	10,433	21,491	12,306
Benefit (provision) for income taxes	—	89,839	(104,699)	(738)	—	(15,598)
Net (loss) income	(8,937)	(8,937)	(16,604)	9,695	21,491	(3,292)
Noncontrolling interest	—	—	—	(5,645)	—	(5,645)
Net (loss) income attributable to Delta Tucker Holdings, Inc.	$(8,937)	$(8,937)	$(16,604)	$4,050	$21,491	$(8,937)

Delta Tucker Holdings, Inc. and Subsidiaries
Condensed Consolidating Statement of Operations Information
For the year ended December 30, 2011

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$—	$3,739,576	$515,659	$(536,083)	$3,719,152
Cost of services	—	—	(3,437,997)	(494,098)	523,253	(3,408,842)
Selling, general and administrative expenses	—	—	(148,874)	(13,507)	12,830	(149,551)
Depreciation and amortization expense	—	—	(50,142)	(631)	—	(50,773)
Earnings from equity method investees	—	—	12,800	—	—	12,800
Impairment of equity method investment	—	—	(76,647)	—	—	(76,647)
Impairment of goodwill	—	—	(33,768)	—	—	(33,768)
Operating income	—	—	4,948	7,423	—	12,371
Interest expense	—	(88,546)	(3,206)	—	—	(91,752)
Loss on early extinguishment of debt	—	(7,267)	—	—	—	(7,267)
Interest income	—	—	203	2	—	205
Equity in (loss) income of consolidated subsidiaries	(62,056)	9,181	4,174	—	48,701	—
Other income, net	—	—	6,032	39	—	6,071
(Loss) income before income taxes	(62,056)	(86,632)	12,151	7,464	48,701	(80,372)
Benefit (provision) for income taxes	—	24,576	(2,970)	(665)	—	20,941
Net (loss) income	(62,056)	(62,056)	9,181	6,799	48,701	(59,431)
Noncontrolling interest	—	—	—	(2,625)	—	(2,625)
Net (loss) income attributable to Delta Tucker Holdings, Inc.	$(62,056)	$(62,056)	$9,181	$4,174	$48,701	$(62,056)

Delta Tucker Holdings, Inc. and Subsidiaries
Condensed Consolidating Statement of Comprehensive Income
For the year ended December 31, 2013

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Net (loss) income	$(253,736)	$(253,736)	$(204,678)	$9,332	$453,317	$(249,501)
Other comprehensive income:
Currency translation adjustment	(437)	(437)	(242)	(195)	874	(437)
Other comprehensive income, before tax	(437)	(437)	(242)	(195)	874	(437)
Income tax expense related to items of other comprehensive income	157	157	86	70	(313)	157
Other comprehensive income	(280)	(280)	(156)	(125)	561	(280)
Comprehensive (loss) income	(254,016)	(254,016)	(204,834)	9,207	453,878	(249,781)
Noncontrolling interest	—	—	—	(4,235)	—	(4,235)
Comprehensive (loss) income attributable to Delta Tucker Holdings, Inc.	$(254,016)	$(254,016)	$(204,834)	$4,972	$453,878	$(254,016)

Delta Tucker Holdings, Inc. and Subsidiaries
Condensed Consolidating Statement of Comprehensive Income
For the year ended December 31, 2012

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Net (loss) income	$(8,937)	$(8,937)	$(16,604)	$9,695	$21,491	$(3,292)
Other comprehensive income:
Currency translation adjustment	225	225	123	102	(450)	225
Other comprehensive income, before tax	225	225	123	102	(450)	225
Income tax expense related to items of other comprehensive income	(83)	(83)	(45)	(38)	166	(83)
Other comprehensive income	142	142	78	64	(284)	142
Comprehensive (loss) income	(8,795)	(8,795)	(16,526)	9,759	21,207	(3,150)
Noncontrolling interest	—	—	—	(5,645)	—	(5,645)
Comprehensive (loss) income attributable to Delta Tucker Holdings, Inc.	$(8,795)	$(8,795)	$(16,526)	$4,114	$21,207	$(8,795)

Delta Tucker Holdings, Inc. and Subsidiaries
Condensed Consolidating Statement of Comprehensive Income
For the year ended December 30, 2011

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Net (loss) income	$(62,056)	$(62,056)	$9,181	$6,799	$48,701	$(59,431)
Other comprehensive income:
Currency translation adjustment	(312)	(312)	(187)	(125)	624	(312)
Other comprehensive income, before tax	(312)	(312)	(187)	(125)	624	(312)
Income tax expense related to items of other comprehensive income	111	111	67	44	(222)	111
Other comprehensive loss	(201)	(201)	(120)	(81)	402	(201)
Comprehensive (loss) income	(62,257)	(62,257)	9,061	6,718	49,103	(59,632)
Noncontrolling interest	—	—	—	(2,625)	—	(2,625)
Comprehensive (loss) income attributable to Delta Tucker Holdings, Inc.	$(62,257)	$(62,257)	$9,061	$4,093	$49,103	$(62,257)

Delta Tucker Holdings, Inc. and Subsidiaries
Condensed Consolidating Balance Sheet Information
December 31, 2013

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
	ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$144,025	$26,820	$—	$170,845
Restricted cash	—	—	1,659	—	—	1,659
Accounts receivable, net	—	—	596,901	1,990	(21,755)	577,136
Intercompany receivables	—	—	173,987	7,857	(181,844)	—
Prepaid expenses and other current assets	—	—	123,761	456	293	124,510
Total current assets	—	—	1,040,333	37,123	(203,306)	874,150
Property and equipment, net	—	—	23,797	323	—	24,120
Goodwill	—	—	261,367	32,400	—	293,767
Tradenames, net	—	—	43,464	—	—	43,464
Other intangibles, net	—	—	224,152	1,087	—	225,239
Investment in subsidiaries	228,870	1,095,853	45,383	—	(1,370,106)	—
Other assets, net	891	17,525	20,765	—	—	39,181
Total assets	$229,761	$1,113,378	$1,659,261	$70,933	$(1,573,412)	$1,499,921

	LIABILITIES & EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$—	$—	$—	$—
Accounts payable	—	—	192,456	2,243	(1,553)	193,146
Accrued payroll and employee costs	—	—	111,547	22,770	(19,983)	114,334
Intercompany payables	45,976	128,011	7,857	—	(181,844)	—
Deferred income taxes	—	—	30,960	5	—	30,965
Other accrued liabilities	—	24,225	175,796	438	74	200,533
Income taxes payable	—	—	13,926	94	—	14,020
Total current liabilities	45,976	152,236	532,542	25,550	(203,306)	552,998
Long-term debt, less current portion	—	732,272	—	—	—	732,272
Long-term deferred taxes	—	—	17,359	—	—	17,359
Other long-term liabilities	—	—	7,632	—	—	7,632
Noncontrolling interests	—	—	5,875	—	—	5,875
Equity	183,785	228,870	1,095,853	45,383	(1,370,106)	183,785
Total liabilities and equity	$229,761	$1,113,378	$1,659,261	$70,933	$(1,573,412)	$1,499,921

Delta Tucker Holdings, Inc. and Subsidiaries
Condensed Consolidating Balance Sheet Information
December 31, 2012

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
	ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$74,907	$43,868	$—	$118,775
Restricted cash	—	—	1,659	—	—	1,659
Accounts receivable, net	—	—	781,649	2,548	(3,584)	780,613
Intercompany receivables	—	—	164,048	—	(164,048)	—
Prepaid expenses and other current assets	—	—	75,874	2,485	864	79,223
Total current assets	—	—	1,098,137	48,901	(166,768)	980,270
Property and equipment, net	—	—	25,494	713	—	26,207
Goodwill	—	—	571,653	32,399	—	604,052
Tradenames, net	—	—	43,643	—	—	43,643
Other intangibles, net	—	—	265,014	1,520	—	266,534
Investment in subsidiaries	482,627	1,373,820	42,749	—	(1,899,196)	—
Other assets, net	1,353	22,911	25,746	—	—	50,010
Total assets	$483,980	$1,396,731	$2,072,436	$83,533	$(2,065,964)	$1,970,716

	LIABILITIES & EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$637	$—	$—	$637
Accounts payable	—	—	284,616	2,944	(210)	287,350
Accrued payroll and employee costs	—	—	126,122	26,538	(24,849)	127,811
Intercompany payables	46,438	107,414	—	10,196	(164,048)	—
Deferred income taxes	—	—	59,027	5	—	59,032
Other accrued liabilities	—	24,418	154,939	767	22,339	202,463
Income taxes payable	—	—	3,737	334	—	4,071
Total current liabilities	46,438	131,832	629,078	40,784	(166,768)	681,364
Long-term debt, less current portion	—	782,272	—	—	—	782,272
Long-term deferred taxes	—	—	50,303	—	—	50,303
Other long-term liabilities	—	—	11,023	—	—	11,023
Noncontrolling interests	—	—	8,212	—	—	8,212
Equity	437,542	482,627	1,373,820	42,749	(1,899,196)	437,542
Total liabilities and equity	$483,980	$1,396,731	$2,072,436	$83,533	$(2,065,964)	$1,970,716

Delta Tucker Holdings, Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flow Information
For the year ended December 31, 2013

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$461	$30,040	$101,590	$9,793	$(4,382)	$137,502
Cash flows from investing activities:
Purchase of property and equipment, net	—	—	(7,604)	(24)	—	(7,628)
Proceeds from sale of property and equipment	—	—	182	—	—	182
Purchase of software	—	—	(2,718)	—	—	(2,718)
Return of capital from equity method investees	—	—	2,223	—	—	2,223
Contributions to equity method investees	—	—	(30)	—	—	(30)
Net cash used in investing activities	—	—	(7,947)	(24)	—	(7,971)
Cash flows from financing activities:
Borrowings on long-term debt	—	745,900	—	—	—	745,900
Payments on long-term debt	—	(796,537)	—	—	—	(796,537)
Payments of deferred financing cost	—	—	(2,139)	—	—	(2,139)
Borrowings related to financed insurance	—	—	9,431	—	—	9,431
Payments related to financed insurance	—	—	(29,734)	—	—	(29,734)
Payments of dividends to Parent	—	—	—	(8,764)	4,382	(4,382)
Transfers (to) from affiliates	(461)	20,597	(2,083)	(18,053)	—	—
Net cash (used in) provided by financing activities	(461)	(30,040)	(24,525)	(26,817)	4,382	(77,461)
Net increase in cash and cash equivalents	—	—	69,118	(17,048)	—	52,070
Cash and cash equivalents, beginning of period	—	—	74,907	43,868	—	118,775
Cash and cash equivalents, end of period	$—	$—	$144,025	$26,820	$—	$170,845

Delta Tucker Holdings, Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flow Information
For the year ended December 31, 2012

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$664	$103,223	$29,660	$13,309	$(2,666)	$144,190
Cash flows from investing activities:
Purchase of property and equipment, net	—	—	(5,467)	(61)	—	(5,528)
Proceeds from sale of property and equipment	—	—	25	—	—	25
Cash paid for acquisition, net of cash acquired	—	—	(11,746)	—	—	(11,746)
Purchase of software	—	—	(2,590)	—	—	(2,590)
Return of capital from equity method investees	—	—	9,154	—	—	9,154
Contributions to equity method investees	—	—	(1,478)	—	—	(1,478)
Net cash used in investing activities	—	—	(12,102)	(61)	—	(12,163)
Cash flows from financing activities:
Borrowings on long-term debt	—	325,000	—	—	—	325,000
Payments on long-term debt	—	(415,000)	—	—	—	(415,000)
Borrowings related to financed insurance	—	—	62,580	—	—	62,580
Payments related to financed insurance	—	—	(53,918)	—	—	(53,918)
Payments of dividends to Parent	—	—	—	(4,785)	2,666	(2,119)
Transfers (to) from affiliates	(664)	(13,223)	2,963	10,924	—	—
Net cash (used in) provided by financing activities	(664)	(103,223)	11,625	6,139	2,666	(83,457)
Net increase in cash and cash equivalents	—	—	29,183	19,387	—	48,570
Cash and cash equivalents, beginning of period	—	—	45,724	24,481	—	70,205
Cash and cash equivalents, end of period	$—	$—	$74,907	$43,868	$—	$118,775

Delta Tucker Holdings, Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flow Information
For the year ended December 30, 2011

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$12,582	$37,893	$124,719	$(4,918)	$(2,290)	$167,986
Cash flows from investing activities:
Purchase of property and equipment, net	—	—	(4,838)	(4)	—	(4,842)
Return of capital from equity method investees	—	—	9,147	—	—	9,147
Contributions to equity method investees	—	—	(7,308)	—	—	(7,308)
Transfers (to) from affiliates	—	—	—	12,441	(12,441)	—
Net cash (used in) provided by investing activities	—	—	(2,999)	12,437	(12,441)	(3,003)
Cash flows from financing activities:
Borrowings on long-term debt	—	366,700	—	—	—	366,700
Payments on long-term debt	—	(518,003)	—	—	—	(518,003)
Transfers (to) from affiliates	(12,582)	113,410	(126,235)	12,966	12,441	—
Payments of dividends to Parent	—	—	—	(3,435)	2,290	(1,145)
Other financing activities	—	—	4,133	1,000	—	5,133
Net cash (used in) provided by financing activities	(12,582)	(37,893)	(122,102)	10,531	14,731	(147,315)
Net (decrease) increase in cash and cash equivalents	—	—	(382)	18,050	—	17,668
Cash and cash equivalents, beginning of period	—	—	46,106	6,431	—	52,537
Cash and cash equivalents, end of period	$—	$—	$45,724	$24,481	$—	$70,205

Note 16— Subsequent Events
We evaluated potential subsequent events occurring after the period end date and determined no subsequent events merited disclosure for the year ended December 31, 2013, except as disclosed within the Notes to the consolidated financial statements.

Schedule I - Condensed Financial Information of Registrant
DELTA TUCKER HOLDINGS, INC.
CONDENSED BALANCE SHEETS

	As of
	December 31, 2013	December 31, 2012
(Amounts in thousands)
Deferred tax assets	$891	$1,353
Investment in subsidiaries	228,870	482,627
Total assets	$229,761	$483,980

Liabilities	$45,976	$46,438
Stockholders Equity	183,785	437,542
Total liabilities and equity	$229,761	$483,980
See notes to this schedule
DELTA TUCKER HOLDINGS, INC.
CONDENSED STATEMENTS OF OPERATIONS

	For the years ended
	December 31, 2013	December 31, 2012	December 30, 2011
(Amounts in thousands)
Equity in income of subsidiaries, net of tax	(253,736)	(8,937)	(62,056)
Income before income taxes	(253,736)	(8,937)	(62,056)
Income tax benefit	—	—	—
Net (loss) income	$(253,736)	$(8,937)	$(62,056)
See notes to this schedule
DELTA TUCKER HOLDINGS, INC.
CONDENSED STATEMENTS OF CASH FLOWS

For the years ended
	December 31, 2013	December 31, 2012	December 30, 2011
(Amounts in thousands)
Net cash from operating activities	$461	$664	$12,582
Net cash from investing activities	—	—	—
Net cash from financing activities	(461)	(664)	(12,582)
Net change in cash and cash equivalent	—	—	—
Cash and cash equivalents, beginning of period	—	—	—
Cash and Cash equivalents, end of period	$—	$—	$—
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
Note 2 — Dividends Received from Consolidated Subsidiaries
We have received no dividends from our consolidated subsidiaries including DynCorp International Inc. which has covenants related to its long-term debt, including restrictions on dividend payments as of December 31, 2013. As the parent guarantor to DynCorp International Inc., we are subject to certain restrictions set forth under the Senior Credit Facility, including restrictions on the payment of dividends. As we are the holding company of DynCorp International Inc. and have no independent operations a part from DynCorp International Inc. and no assets other than our investment in DynCorp International Inc. and associated deferred taxes, our retained earnings and net income are fully encumbered by these restrictions.
Note 3 — Equity
Our equity was initially comprised of a capital contribution of $550.9 million. Between our inception and December 31, 2013, our equity has been impacted by our earnings, changes in other comprehensive income and additional paid in capital.

Schedule II - Valuation and Qualifying Accounts
Delta Tucker Holdings, Inc.
For the years ended December 31, 2013, December 31, 2012 and December 30, 2011

(Amount in thousands)	Beginning of Period	Charged to Costs and Expense	Deductions from Reserve (1)	End of Period
Allowance for doubtful accounts:
January 1, 2011 — December 30, 2011	558	2,125	(736)	1,947
December 31, 2011 — December 31, 2012	$1,947	$722	$(1,188)	$1,481
December 31, 2012 — December 31, 2013	$1,481	$1,531	$(1,391)	$1,621

(1)	Deductions from reserve represents accounts written off, net of recoveries.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A. CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures — We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 (the "Act") is recorded, processed, summarized and reported within the specified time periods and accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Act, for the period ended December 31, 2013. Based on the evaluation performed, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting — There have been no changes in our internal control over financial reporting (as such term is defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management's Report on Internal Control Over Financial Reporting — Management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2013.

ITEM 9B. OTHER INFORMATION.
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The following are the names, ages and a brief account of the business experience for the past five years of our directors and executive officers as of March 4, 2014. Unless the context otherwise indicates, references herein to “we,” “our,” “us,” or “the Company” refer to Delta Tucker Holdings, Inc. and our consolidated subsidiaries.

Name	Age	Position
Steven F. Gaffney	55	Chairman of the Board and Chief Executive Officer
General Michael Hagee (USMC Ret.)	69	Director
Brett Ingersoll	50	Director
General John Tilelli (USA Ret.)	72	Director
James E. Geisler	47	Director
Christopher C. Bernhardt	58	President
William T. Kansky	52	Senior Vice President and Chief Financial Officer
Laurence A. Grayer	43	Senior Vice President, General Counsel and Corporate Secretary
Steven Shugart	37	Senior Vice President, Business Development
James Myles	61	Senior Vice President, DynAviation
George S. Krivo	51	Senior Vice President, DynLogistics
Clifford M. Cagle	62	Senior Vice President, DynGlobal
Robert Lehman Jr.	56	Senior Vice President of Human Resources
John R. Blecher	62	Senior Vice President of Contracts
Joseph Ruffolo Jr.	70	Senior Vice President and Chief of Staff
Joseph C. Kale Jr.	55	Senior Vice President, Chief Compliance Officer
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
Steven F. Gaffney has been the Chairman of the Board of Directors since July 2010, and our Chief Executive Officer (“CEO”) since August 2010. From December 2008 to August 2010, he served as Chief Executive Officer at IAP Worldwide Services, Inc., a provider of services to the Department of Defense and other government agencies. From May 1998 to December 2008 he was with ITT Corporation. During his career with ITT Corporation, he was President of two of their divisions; Electronic Systems and System Services. For the later part of his career he was Senior Vice President of the Corporation and President of the entire Defense Electronics and Services group. Prior to ITT Corporation, Mr. Gaffney led business segments at Litton Industries,

Allied Signal and Smith Industries. He currently serves as the Chairman of the Board of IAP Worldwide Services, Inc. He holds a Bachelor's degree in electrical engineering from Lafayette College, and is certified as a Lean Six Sigma Champion and Green Belt. Mr. Gaffney was selected to serve as the Chairman because of his extensive leadership experience of more than 25 years in the defense industry.
General Michael Hagee (USMC Ret.) has been a director since July 2010. He is President and CEO of the Admiral Nimitz Foundation and is an independent consultant to corporate executives and business leaders. He served more than 38 years in the U.S. Marine Corps, finishing his active duty career as the 33rd Commandant of the Marine Corps and a member of the Joint Chiefs of Staff. General Hagee holds Master's degrees in electrical engineering and national security studies from the U.S. Naval Academy. He served on the U.S. Department of Defense Science Board and the National Security Advisory Council for the Center for U.S. Global Engagement and U.S. Global Leadership Campaign. General Hagee was selected to serve as one of our directors due to his extensive knowledge about our two largest clients - the Department of Defense and the Department of State, extensive board and oversight experience, which allows him to bring additional perspective to our Board of Directors.
Brett Ingersoll has been a director since July 2010. Mr. Ingersoll has served as Senior Managing Director and Co-Head of Private Equity at Cerberus since January 2002. He is also a member of the boards of directors of Grifols S.A., Steward Healthcare System, Covis Pharmaceuticals and EntreCap Financial. Mr. Ingersoll holds a Bachelor's degree in economics from Brigham Young University and a Master's degree in business administration from Harvard Business School. Mr. Ingersoll was selected to serve as one of our directors because he has extensive experience in financing, private equity investment and board service.
General John Tilelli (USA Ret.) has been a director since July 2010. General Tilelli is currently Chairman and CEO of Cypress International, Inc. He served two combat tours in Vietnam, commanded the 1st Cavalry Division during Operations Desert Shield and Desert Storm, and served four times in Germany. General Tilelli served as the Vice Chief of Staff of the Army, and concluded his active duty career as Commander in Chief of the United Nations Command, Republic of Korea, U.S. Combined Forces, and U.S. Forces Korea. He was appointed as President and CEO of the USO Worldwide Operations in March 2000. General Tilelli holds a Bachelor's degree in economics from Pennsylvania Military College, now Widener University, and was commissioned as an Armor Officer. He earned a Master's degree in administration from Lehigh University and graduated from the Army War College. General Tilelli was awarded honorary doctoral degrees by Widener University and the University of Maryland. General Tilelli was selected to serve as one of our directors due to his extensive knowledge about our two largest clients - the Department of Defense and the Department of State, and extensive board and oversight experience, which allows him to bring additional perspective to our Board of Directors.
James E. Geisler has been a director since September 2012. Mr. Geisler is the Chief Operating Officer and Chief Financial Officer at CreoSalus, a Kentucky-based life-science company. Before joining CreoSalus in 2010, he spent 17 years with United Technologies Corporation, a Dow Jones company with over $50 billion in revenue with operations in six industries, including the aerospace and security industries. Mr. Geisler was co-Chief Financial Officer for four years with responsibilities including treasury, investor relations and financial planning. He also served as Vice President of Strategy, in charge of business development and acquisitions. Mr. Geisler's career began with General Electric's aerospace business with assignments in the U.S. and Asia. He holds a Master's in Business Administration from the University of Virginia's Darden Graduate School of Business Administration and a Bachelor of Business Administration from the University of Kentucky.
Christopher C. Bernhardt has been our President since November 2013. Mr. Bernhardt joined the company in 2013 as Senior Vice President of Corporate Development to lead the Company's mergers and acquisitions strategy. Mr. Bernhardt has more than 30 years of experience in the defense industry in a broad array of leadership positions in areas of general management, program management, business development, strategy development, mergers and acquisitions and operations. Prior to joining the Company, Mr. Bernhardt served as President and CEO of Synergy Dynamics International Inc and President of Exelis Electronic Systems from 2006 to 2013. Mr. Bernhardt has served in a variety of executive leadership positions including with ITT Defense, Smiths Industries, Allied Signal and General Electric Aerospace. He holds a Bachelor's degree from Duke University and Master's of Business Administration from Hofstra University, New York.
William T. Kansky has been our Senior Vice President and Chief Financial Officer since August 2010. Previously he was Vice President and Chief Financial Officer at ITT Defense and Information Solutions, which he joined in April 2006. He has worked in the finance organizations of Westinghouse Broadcasting Company and Group W Information Services. He holds a Bachelor's degree in finance from Central Connecticut State University.
Laurence A. Grayer has been our Senior Vice President, General Counsel and Corporate Secretary since October 2013. Mr. Grayer joined the Company in 2006, as Senior Counsel. During his tenure with the Company he has been responsible for providing legal counsel to senior management while overseeing the complete docket of the Company’s domestic and international legal matters. Prior to joining the Company, Mr. Grayer served as Assistant General Counsel with the Amalgamated Transit Union in Washington, D.C. for seven years. Prior to that Mr. Grayer also was an associate with the law firm of Hack, Piro, O’Day, Merklinger, Wallace & McKenna, and with the law firm of Margolis Edelstein. Mr. Grayer holds a B.B.A from George Washington University and a Juris Doctorate from St. John’s School of Law.

Steven Shugart has been our Senior Vice President of Business Development since April of 2013. Prior to this role, Mr. Shugart served as Vice President of the Company's then Security Services segment. Mr. Shugart joined the Company in 2007 from International RAM Associates, where he served as the Vice President of Operations. Mr. Shugart received a Bachelors of Applied Arts and Sciences and a degree in Management Information Systems from Stephen F. Austin State University.
James R. Myles has been our Senior Vice President of the DynAviation Group since April of 2013. Prior to this role, he served as Vice President of the Company's Aviation BAT. Mr. Myles joined the Company in February of 2011, after being retired three years as the Commanding General of the U.S. Army Aviation and Missile Command ("AMCOM"). During his service in the Army, General Myles led the Army Test and Evaluation Command and the Army Operational Test Command. He served in the 160th Special Operations Aviation Regiment and he led the 17th Aviation Brigade in Korea. He began his 36-year Army career as an infantry platoon leader and qualified early on in rotary- and fixed-wing aircraft maintenance.
George S. Krivo has been our Senior Vice President of the DynLogistics Group since March 2013. Mr. Krivo joined the company in December 2010 as Vice President, of our then Global Platform Support Solutions segment and served as our Senior VP Business Development from January 2011 to March 2013. Previously Mr. Krivo served as vice president and division manager for Science Applications International Corporation (SAIC). Before that, Mr. Krivo was president and general manager of DRS Technologies’ Engineering & Logistics Enterprise, where Mr. Krivo guided technical and financial performance as well as strategic planning and growth. Mr. Krivo also directed the Ground Vehicles business area including global electro-optical military sales. Prior to that he was the director of Army and C2 programs for Pragmatics, Inc. From 1985 to 2005, Mr. Krivo served in the U.S. Army in numerous command and staff positions. Mr. Krivo was a policy advisor to the chairman of the Joint Chiefs of Staff and a strategy advisor to the Army chief of staff. In Iraq, he served as the senior military spokesperson for coalition forces. Mr. Krivo commanded a Patriot missile brigade in Germany and armored operations in Bosnia, and has extensive regional policy experience in Northeast Asia, Europe, and the Middle East. Mr. Krivo holds an M.A. in communication from the University of Oklahoma, and a B.A. in communication and political science from Cornell College in Iowa.
Clifford M. Cagle has been our Senior Vice President of DynGlobal Group since April of 2013. Prior to this role, he served as the Company's Vice President of Advanced Programs and has led several strategic business units. Prior to joining the Company, Mr. Cagle served as the Chief Executive Officer of American Valley Aviation. He served in the U.S. Navy as an aerospace engineering duty officer for over 20 year.
Robert Lehman Jr. has been our Senior Vice President of Human Resources since November 2010. Previously Mr. Lehman served as the Vice President and Director of Human Resources at ITT Systems Corporation, which he joined in 1980. Mr. Lehman holds a Bachelor's degree in communications from Seton Hall University and a Master's degree in human resources from Upsala College.
John R. Blecher has been our Senior Vice President of Contracts since May 2012. Mr. Blecher joined the Company from ITT Exelis, Inc. where he served as Vice President and General Manager of programs in Afghanistan and in Europe. Mr. Blecher's portfolio included contracts providing operations and maintenance (O&M) support for Afghan National Security Forces at more than 400 Afghan army and police sites, LOGCAP business in Afghanistan through Fluor, and O&M work supporting the U.S. Army in Kaiserslautern, Germany. Prior to that, Mr. Blecher was Vice President and Director of Middle East Programs. From 2004 to 2010, he served as Vice President of Contracts after working in operations on programs in the Middle East and in the United States.
     Joseph Ruffolo Jr. has been our Senior Vice President and Chief of Staff since September 2011, having joined the company in November 2010 as Senior Vice President of Business Development. Previously he was Vice President and General Manager of Integrated Electronic Warfare Systems for ITT Corporation, which he joined in 1984. Mr. Ruffolo holds a Bachelor's of Science degree from Penn State University and a Master's degree in Business Administration from the University of Utah. Mr. Ruffolo also spent 22 years in the United States Air Force.
Joseph C. Kale has been our Senior Vice President and Chief Compliance Officer since September 2010. Mr. Kale has more than 25 years of experience in the aerospace and defense industry. Previously, Mr. Kale was Director Ethics Operations for Lockheed Martin's Information Systems & Global Solutions Area. Mr. Kale holds a Bachelor's of Arts degree in Public Administration from St. Joseph's University.
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

The Company has a comprehensive and longstanding ethics and compliance program in support of our Code. It includes mandatory training on a wide range of topics, consistent communication, and a robust system to report concerns or potential violations. We are guided at all times by the highest standards of integrity, whether dealing with customers, co-workers, or others. By operating each day with this commitment in mind we can provide a solid return to our shareholders, develop meaningful work for our employees, and create something of value for our communities. The Code of Ethics and Business Conduct addresses, among other matters, the obligation of accounting and financial personnel to maintain accurate records of the Company's operations, comply with laws and report violations. Our Code of Ethics and Business Conduct is posted on our website, http://www.dyn-intl.com, under the heading “Investor Relations - Corporate Governance”.
Corporate Governance Guidelines and Information
The Company is committed to maintaining and practicing the highest standards of ethics and corporate governance. The Board has adopted Corporate Governance Guidelines that provide a flexible framework within which the Board and its committees oversee the governance of the Company. These guidelines are available on our website, http://www.dyn-intl.com, under the heading “Investor Relations - Corporate Governance”. The Board of Directors assesses the Corporate Governance Guidelines annually. The Corporate Governance Guidelines addresses, among other matters, the duties of the Board and its Committees, Board composition and criteria, procedures for annual evaluation of the Board and the Chief Executive Officer, executive succession planning and communications with other constituents.
COMMITTEES OF THE BOARD OF DIRECTORS
The Board has established three standing committees: (1) Audit, (2) Business Ethics and Compliance and (3) Compensation. In addition, special committees may be established under the direction of the Board when necessary to address specific issues.

Name	Audit	Business Ethics and Compliance	Compensation
Steven F. Gaffney (1)
General Michael Hagee (USMC Ret.)	X	C	X
Brett Ingersoll	X		C
General John Tilelli (USA Ret.)	C	X	X
James E. Geisler	X	X
C - Committee Chairman
(1) Chairman of the Board
STANDING COMMITTEES
Audit Committee
The Audit Committee oversees risks related to the Company's financial statements, the financial reporting process, certain compliance issues and accounting matters. The Audit Committee is also responsible for the oversight of (i) management's assessment of internal controls; (ii) our internal audit function; (iii) the Company's policies and practices with respect to enterprise risk management programs and processes; and (iv) audits of the Company's financial statements on behalf of the Board. Among other duties, it is directly responsible for the selection and oversight of our independent auditors. The functions of the Audit Committee are further described in the Audit Committee's charter. The Audit Committee met six times during the year ended December 31, 2013. The Audit Committee met on March 4, 2014 in relation to the year ended December 31, 2013. The Audit Committee’s charter is available on our website, http://www.dyn-intl.com, under the heading “Investor Relations — Corporate Governance.”
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
The Board does not prohibit its members from serving on boards or committees of other organizations, and has not adopted any specific guidelines limiting such activities. However, the service on boards or committees should be consistent with the Company's conflict of interest policies and the terms of the charters of the various committees of the Board.
The Board has determined that Mr. Ingersoll is an “audit committee financial expert” as defined by the United States Securities and Exchange Commission (“SEC”) rules. Mr. Ingersoll currently serves on the Audit committees of three public companies in addition to our Audit Committee, and the Board has determined that his simultaneous service does not impair his ability to serve effectively on the Company's Audit Committee.
Business Ethics and Compliance Committee
The Business Ethics and Compliance Committee is responsible for (i) overseeing and monitoring the Company's conformance with good business practices, public image and Government and industry standards, (ii) assisting the Board in its general oversight of the Company's compliance with the legal and regulatory requirements of the Company's business operations and (iii) overseeing the ethics and compliance program, including the compliance with the Company's Code of Ethics and Business Conduct.

The Business Ethics and Compliance Committee's charter is available on our website, http://www.dyn-intl.com, under the heading “Investor Relations - Corporate Governance.”
Compensation Committee
Our Compensation Committee is responsible for making recommendations to the Board concerning the compensation of the CEO and other executive officers, including the appropriateness of salary, incentive compensation, equity-based compensation plans and certain other benefit plans. Our Compensation Committee evaluates the performance of the CEO and other executive officers in setting their compensation levels and considers the Company's performance, as well as other factors deemed appropriate by our Compensation Committee. Our Compensation Committee occasionally engages independent consulting firms to review and evaluate various elements of the CEO's and other executive officers' total compensation, as discussed below under “Compensation Discussion and Analysis.” Our Compensation Committee met five times during the year ended December 31, 2013. On March 4, 2014 , the Compensation Committee met to approve calendar year 2014 compensation for the NEOs.
Our Compensation Committee’s charter is available on our website, http://www.dyn-intl.com, under the heading “Investor Relations — Corporate Governance.”

ITEM 11. EXECUTIVE COMPENSATION.
COMPENSATION DISCUSSION AND ANALYSIS
Overview
This Compensation Discussion and Analysis ("CD&A") describes the policies and objectives underlying our compensation program for our Named Executive Officers (“NEOs”). Accordingly, this section addresses and analyzes each element of our NEOs' compensation program. Our NEOs were made up of our (1) current CEO, (2) current CFO and (3) three most highly compensated executive officers other than the CEO and CFO who were serving as executive officers at December 31, 2013. Our NEOs also include one former NEO, Mr. Schorer, who served the Company as an Executive Officer during the year but was not serving as an executive officer as of December 31, 2013. This section also presents a series of tables containing specific information about the compensation awarded to, earned by or paid to our NEOs. For the year ended December 31, 2013, our NEOs were:

•	Steven F. Gaffney, Chief Executive Officer, who is named executive officer by reason of his position with us;

•	William T. Kansky, Senior Vice President and Chief Financial Officer; who is a named executive officer by reason of his position with us;

•	Christoper C. Bernhardt, President, who is a named executive officer by reason of his level of compensation as an officer;

•	George S. Krivo, Senior Vice President, DynLogistics, who is a named executive officer by reason of his level of compensation as an officer;

•	Clifford M. Cagle, Senior Vice President, DynGlobal, who is named executive officer by reason of his level of compensation as an officer;

•	Steven T. Schorer, former President, who was named executive officer by reason of his level of compensation as a former officer.
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
To provide the necessary and appropriate support to achieve investor success, the Compensation Committee uses the following approach:

•	providing cash compensation opportunities, including base salary and incentive compensation, to executive officers that, in the aggregate, reflect general industry practice;

•	requiring that in order to earn targeted cash compensation levels, executive officers must meet financial objectives approved in advance by the Compensation Committee; and

•	allowing individual pay levels to vary considerably with individual executive responsibilities, capabilities and performance.
In December of 2013, the Company implemented an equity compensation plan and a long-term incentive plan, for certain executives, which together with cash compensation opportunities described above will provide competitive total remuneration when, and to the extent, investor objectives are realized. The Compensation Committee adopted such plans to better align compensation with investor objectives and to cause a portion of our NEOs' compensation to be contingent upon the long-term success of the Company.

Executive Compensation Philosophy
Our Compensation Committee believes our compensation programs must assist us in attracting and retaining superior talent, and should motivate our NEOs to achieve our business objectives. Based on this philosophy, the compensation of our NEOs includes a combination of salary, annual incentive (i.e., cash bonuses) long-term incentives and equity compensation and other employment benefits. Salary and other employment benefits are intended to provide a competitive foundation for attracting and retaining executives. The annual cash bonus is intended to incentivize and reward management for achieving financial milestones.
Our Compensation Committee did not establish any specific percentile pay objectives during calendar year 2013. The Compensation Committee operates to ensure individual NEO compensation opportunities are commensurate with executive skills, leadership & performance and role impact. In addition, our Compensation Committee ensures that the aggregate cost of executive talent is generally within the range of competitive practice.

In December 2013, DynCorp Management LLC (“DynCorp Management”) adopted an Equity Incentive Plan to issue authorized classes of membership interests. DynCorp Management was formed in October 2013 between Cerberus Series Four Holdings LLC (“Cerberus Series Four”), Cerberus Partners II, L.P. (“CP II”), Holdings, the non-member manager and certain members of management and outside directors (“Members” or future “Members”) of Delta Tucker Holdings, Inc., solely for acquiring, managing and disposing of shares of common stock of Holdings. All of DynCorp International Inc.'s issued and outstanding common stock is owned by the Company, and all of the Company's issued and outstanding common stock is owned by our parent, Holdings. DynCorp Management granted 6,796 Class B-1 Interests and 380 Class B-2 Interests to certain members of management and outside directors of Holdings and its subsidiaries, including Delta Tucker Holdings, Inc. The grant and vesting of the awards is contingent upon the executive’s consent to the terms and conditions set forth in the Class B-1 Interests and B-2 Interests Agreements.
On December 17, 2013 the Company approved a long-term cash incentive bonus for certain members of management and outside directors, where in the event of a change in control, subject to the various members of management continued employment with the Company through such a change in control and execution of a restrictive covenant agreement within fourteen days of receipt of such agreement, the various members of management shall be eligible to receive a cash incentive bonus. As of December 31, 2013 there was no impact to the financial statements as no triggering event had occurred.
Our long term cash incentive bonus was extended to certain executives as they were deemed necessary to the ongoing performance of the Company's, and it's subsidiaries, operations. As such the long term incentive bonus was presented to retain the services of the executive in the event of a change in control.
We have entered into employment agreements with Messrs. Gaffney, Kansky, Bernhardt, Krivo and Cagle which establish minimum salaries, annual incentive compensation targets and also provide for termination payments under certain circumstances. These employment agreements are discussed further below, under the headings “- Employment Agreements” and “- Other Potential Post-Employment Payments.” The Board of Directors retains discretion to provide employment agreements to our NEOs.
Executive Compensation Oversight
Our executive compensation program is administered by our Compensation Committee. As reflected in its charter, our Compensation Committee is charged with reviewing and approving executive salaries, incentive arrangements, and goals and objectives relevant to the performance of our NEOs. Furthermore, our Compensation Committee is also responsible for overseeing all other aspects of executive compensation including executive benefits and perquisites, post-employment benefits and employment agreements. In addition, no less than annually, our Compensation Committee appraises the performance of our NEOs in light of these goals and objectives and sets compensation levels based on this evaluation. For the year ended December 31, 2013, the CEO provided individual performance assessments to our Compensation Committee on performance of individual NEOs other than himself. At the March 4, 2014 Committee meeting, our Compensation Committee reviewed the performance of the CEO in an executive session, without the CEO or any member of management present.
Use of Consultants
For the year ended December 31, 2013, the Compensation Committee retained Board Advisory, LLC as its compensation consultant to provide advice and resources regarding pay practices relevant to the Company as an employer, and to assist the Compensation Committee in the design of related executive compensation and employment programs. Board Advisory, LLC reports directly to the Compensation Committee, and the Compensation Committee has the sole power to terminate or replace and authorize payment of fees to Board Advisory, LLC. The Compensation Committee directed Board Advisory, LLC to work with members of our management to obtain information necessary for it to form its recommendations and evaluate management's recommendations. Board Advisory, LLC also met with the Compensation Committee during the Compensation Committee's regular meetings and in executive session. Board Advisory, LLC provided additional services during the year ended December 31, 2013 related to the stock based compensation and long-term incentive bonus plans. At the Compensation Committee request, the Board Advisory, LLC provided the Compensation Committee with comparative market data and general survey data with respect to executive officer positions.
Elements of our Executive Compensation Program
The primary elements of our executive compensation program, which covers our NEOs as well as other officers and key executives of the company, for the year ended December 31, 2013 were;

•	base salary;

•	an annual incentive bonus, paid in cash;

•	equity based compensation plan;

•	long-term incentive bonus plan;

•	a tax-qualified savings plan with matching company contributions; and

•	perquisites and other personal benefits.
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
Given satisfactory performance evaluations and achievement of investor financial objectives, our goal is to manage NEO cash compensation (salary and annual cash bonus) within the range of competitive practice. The Long-term incentive plan and equity compensation plan implemented in December 2013, for certain members of management and outside directors, will also provide competitive total remuneration when investor objectives are realized, subject to the executives' and directors' continued employment with the Company. The combination of compensation plan elements provides for superior pay opportunities that are externally competitive and align with the business objectives of the Company while ensuring investors' objectives are achieved.
Further specifics with regard to each element of compensation are discussed in the sections below.
Base Salary
We pay our NEOs a base salary as fixed compensation for their time, efforts and commitments throughout the year. Salary levels are typically reviewed annually as part of our performance review process as well as upon a promotion or other change in job responsibility. Our review cycle for base salary increases for calendar year 2013 occurred from January to March. The Compensation Committee considers, among other performance standards, the NEO's contributions in assisting the Company in meeting its financial targets, improving operational efficiencies, creating and executing a clear strategy, leading and overseeing significant company driven projects, creating a winning culture of compliance and safety. Generalized competitive pay data in survey format is reviewed by our Compensation Committee as a reference point, but does not necessarily control the Compensation Committee's pay decisions.
Individual performance is assessed through our annual employee evaluation process, which compares performance goals established for the NEO's position within our Company to the NEO's actual performance for the year.
Base salaries are included in total salary, as reflected in column (c) of the “Summary Compensation Table” below, and further described below in the “NEOs on an Individualized Basis” section. Base salaries are also described in the table below under Incentive Bonus Compensation.
Incentive Bonus Compensation
We have established the Management Incentive Plan ("MIP") to provide additional annual cash compensation to eligible participants for their contribution to the achievement of our objectives, to encourage and stimulate superior performance and to assist in attracting and retaining highly qualified executives.
Under the MIP, target bonus amounts for the year ended December 31, 2013 were based on a percentage of base salary, according to each NEO's level and overall job responsibilities. This method of assigning each NEO a MIP target bonus percentage is consistent with our compensation philosophy, as discussed within the “Executive Compensation Philosophy” section above. Incentive bonus compensation is reflected in column (f) of the “Summary Compensation Table” below, and further described below in the “NEOs on an Individualized Basis” section.
Specific target bonus percentages are set forth in the following table:

Covered NEO	Calendar Year	Annual Base Salary	Annual Target Bonus Percentage	Annual Target Bonus Amount
Mr. Gaffney	2013	$2,000,000	130%	$2,600,000
Mr. Kansky	2013	$800,000	100%	$800,000
Mr. Bernhardt (1)	2013	$550,000	100%	$550,000
Mr. Krivo	2013	$450,000	100%	$450,000
Mr. Cagle	2013	$300,000	60%	$180,000
Mr. Schorer	2013	$725,000	85%	$725,000

(1)
Mr. Bernhardt's base salary and target percentage changed with the execution of his employment agreement in November 2013. Under the terms of his employment agreement as President of the Company, Mr. Bernhardt's base salary is $550,000 and his MIP target bonus percentage is 100%. His MIP payout for calendar year 2013 results was based on a pro rata split between his former and new base salaries and target percentages based on the portion of time he served in his role as Senior Vice President of Corporate Development and President, respectively, since joining the Company.

Bonuses are paid under the MIP based on the attainment of certain financial performance targets that were approved by our Compensation Committee, as set forth below. The MIP provides that the target bonus percentages and performance targets will be established annually during the first 90 days of the plan year. The corporate performance payout percentage for MIP payout was 59% of the target amount as of December 31, 2013.
For the year ended December 31, 2013, the financial performance metrics for our NEOs included adjusted earnings before interest, tax, depreciation and amortization (“Adjusted EBITDA”), orders and free cash flow. Each NEO's bonus payout formula is based on performance metrics tied to our consolidated performance. Adjusted EBITDA is calculated by adjusting EBITDA for the items described below. We use Adjusted EBITDA as it provides a meaningful measure of operational performance on a consolidated basis because it eliminates the effects of period to period changes in taxes, costs associated with capital investments and interest expense, and adjusts for certain items as defined in our Credit Facility and indenture, see Item 7 Non-GAAP measures for additional information. We established orders as a key measure, as it measures future revenue related to new businesses and growth to existing businesses and is consistent with our long-term strategic operational growth plan. We reward effective management of free cash flow as it is reflects how well we are managing the cash flows of our operating activities.
Bonuses earned by our NEOs under the MIP for performance for the year ended December 31, 2013 are reflected in column (f) of the “Summary Compensation Table” below. Our consolidated performance targets and actual results for the year ended December 31, 2013 were as follows:

Calendar Year Ended	Performance Metric	Performance Targets		Weighting of Performance Metrics	Actual Results
December 31, 2013	Adjusted EBITDA	$210	million	60%	$180	million
	Orders(1)	$3,710	million	20%	$3,197	million
	Free Cash Flow(2)	$100	million	20%	$127	million

(1)
Orders utilized for performance metric purposes are calculated as the funded and unfunded net changes to contract values, including exercised and unexercised options as of December 31, 2013. Estimated future task orders under IDIQ contracts are not considered Orders until the task orders are awarded.

(2)	Free cash flow utilized for performance metric purposes is calculated as cash flows from operating activities less property, plant and equipment and purchased software in calendar year 2013.

Calendar Year 2013 Incentive Bonus Compensation

Approved bonus amounts are set forth in the following table:

Covered NEO	Calendar Year	Approved Bonus Amount (1)
Mr. Gaffney	2013	$1,534,000
Mr. Kansky	2013	$472,000
Mr. Bernhardt (2)	2013	$94,000
Mr. Krivo	2013	$225,000
Mr. Cagle	2013	$106,000
(1) This reflects the bonus amount approved by the Committee on March 4, 2014 for each NEO. See below under the heading "NEOs Compensation on an Individualized Basis" for discussion as to the rationale for the approved bonus amount for each NEO. As noted above, the approval percentage was 59% as of December 31, 2013.
(2) Mr. Bernhardt's MIP payout for calendar year 2013 results was based on a pro rata split between his former and new base salaries and target percentages based on the portion of time he served in his role as Senior Vice President of Corporate Development and President, respectively, since joining the Company.
Long-Term Incentive Compensation Plan
In December 2013, we approved a long-term cash incentive bonus for certain executives, where in the event of a change in control, subject to the executives’ continued employment with the Company through such a change in control and execution of a restrictive covenant agreement within fourteen days of receipt of the executed agreement, the executive shall be eligible to receive a cash incentive bonus as set forth in each respective individuals agreement.
Equity Incentive Plan
In December 2013, we adopted an Equity Incentive Plan to issue authorized classes of membership interests in DynCorp Management for the purpose of providing long-term equity compensation to certain members of management and outside directors. DynCorp Management granted 6,796 Class B-1 Interests and 380 Class B-2 Interests to certain executives employed by Holdings and its subsidiaries, including Delta Tucker Holdings, Inc. The vesting of the awards is contingent upon the executive’s consent to the terms and conditions set forth in the Class B-1 Interests and B-2 Interests Agreements.
The Class B-1 Interests are subject to (i) time-based vesting in separate tranches based on the participants’ hire date (each such date a “Vesting Date”); (ii) acceleration of vesting in certain circumstances (such as in the event of a change in control or termination of the executive without cause); and (iii) continued employment of the recipient by Holdings or its subsidiaries through the applicable Vesting Dates. Class B-1 Interests held by participants hired in 2013 shall vest in five equal 20% installments on each of the grant dates of the Class B-1 Interests, July 15, 2014, July 15, 2015, July 15, 2016 and July 15, 2017. Class B-1 Interests participants hired in 2012 shall vest with respect to 30% of the Class B-1 Interests on the grant date, an additional 20% on July 15, 2014, 20% on July 15, 2015 and with respect to the remaining Class B-1 Interests on July 15, 2016. Class B-1 Interests participants hired in 2010 and 2011 shall vest with respect to 40% of the Class B-1 Interests as of the grant date, an additional 20% on July 15, 2014 and with respect to the remaining Class B-1 Interests on July 15, 2015.
Savings Plan
Each NEO is eligible to participate in our tax-qualified 401(k) plan on the same basis as all other eligible employees. We provide a Company matching contribution under the 401(k) plan on a non-discriminatory basis. The matching contributions paid by us on behalf of our NEOs are reflected in column (g) of the "Summary Compensation Table" presented below. Details of the plan are discussed in Note 7.
The Company has a non-qualified unfunded and unsecured deferred compensation plan that is offered to certain members of management allowing for the deferral of salary and bonuses without the statutory limitations present in 401(k) savings plan ("Savings Plan"). The elections under the savings plan must be completely separate and independent of each other. Under the saving plan, the deferral amount limitation is 50% of salary and 100% of bonuses and each participant shall be 100% vested in their accounts, at all times. The Company makes no contributions into the plan and currently the plan only includes contributions by the respective participants. The account balances are not indexed in any particular investments and do not realize earnings.

Perquisites and Other Personal Benefits
We maintain group medical and dental insurance, accidental death insurance and disability insurance programs for our employees, as well as customary vacation and other similar employee benefits. The NEOs are eligible to participate in these programs on the same basis as our other U.S. based salaried employees.
Our Compensation Committee established an Executive Benefits Plan for designated executives including our NEOs, under which they are reimbursed up to $15,000 per year in the aggregate for annual physical examinations not covered by our group health plans, as well as personal income tax services and estate planning services. Payments under the Executive Benefits Plan are grossed up to compensate for income taxes on the payments. For the year ended December 31, 2013 payments in the aggregate tax adjusted amount of $155,515, were made to our NEOs under this plan and are reflected in column (g) of the Summary Compensation Table.
The cost we incurred in providing term life insurance benefits to each of our NEOs is reflected in column (g) of the “Summary Compensation Table” below. This benefit is generally available to most U.S. based non-union employees.
Messrs. Gaffney and Schorer, are provided with a special travel accident policy with a benefit payout amount of $5,000,000, and an annual premium of $33,750, each. Mr. Krivo and Mr. Cagle are also provided with a special travel accident policy, as a result of their frequent travels. The benefit payout amount related to the policy is $3,000,000 with an annual premium of $20,250. Each NEO's respective taxable share of the premium for such insurance is reflected in column (g) of the “Summary Compensation Table” below. In addition, Mr. Gaffney has been provided with a $12,500,000 life insurance policy.
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
NEOs Compensation on an Individualized Basis
The following paragraphs describe the manner in which our Compensation Committee determined the specified amount of each element of compensation for NEOs on an individualized basis for the year ended December 31, 2013. Actual compensation under the MIP may differ from targeted compensation based on the achievement of Company annual financial performance targets or through discretionary action by our Compensation Committee. See the “Base Salary,” “Incentive Bonus Compensation” and the "Equity Incentive Plan" for general discussion on the compensation elements discussed below. Other compensation, including 401(k) matching, professional fees reimbursement and related benefits generally available to all domestic employees, are provided to the NEOs, but are not a significant portion of their compensation. During calendar year 2013, our review cycle for base salary increases occurred during January to March, by the Compensation Committee, based on performance during calendar year 2012.
Mr. Gaffney's annual base salary remained unchanged at $2,000,000, the amount specified in his calendar year 2011 employment agreement. Mr. Gaffney was eligible through our 2013 MIP program to earn a target annual incentive bonus compensation equal to 130% of his salary, with the opportunity to earn up to 200% of his base salary if certain performance levels, as noted under "Incentive Bonus Compensation" above, were achieved. Based on the achievement of certain of the Company's financial performance criteria, the bonus percentage achieved as of December 31, 2013, was 59% of the target bonus amount, resulting in a cash payment of $1,534,000. Mr. Gaffney is eligible to receive a long-term cash incentive bonus of $5,520,000, as set forth in the long term incentive awards implemented in December of 2013, in the event of a change in control, subject to his continued employment with the Company through such a change in control. As of December 31, 2013, Mr. Gaffney did not receive any long term cash incentive bonus as no triggering event had occurred. Mr. Gaffney also received compensation to relocate to Texas during the year. See "Summary Compensation" and "All Other Compensation" within the Executive Compensation section below for further discussion.
Mr. Kansky's base salary remained unchanged at $800,000 for the year ended December 31, 2013. Mr. Kansky was eligible, through our MIP program, to earn a target annual incentive bonus compensation equal to 100%, of his salary, with the opportunity to earn up to 200% of his base salary if certain performance levels, as noted under "Incentive Bonus Compensation" above, were achieved. The performance bonus percentage achieved as of December 31, 2013, was 59% of his target amount, resulting in a cash payment of $472,000. Mr. Kansky is eligible to receive a long-term cash incentive bonus of $832,000 as set forth in the long term incentive awards presented in December of 2013, in the event of a change in control, subject to his continued employment with the Company through such a change in control. As of December 31, 2013, Mr. Kansky did not receive any long-term cash incentive bonus as no triggering event had occurred. Mr. Kansky was also granted 380 Class B-2 interests through the equity incentive plan, of which 40% vested as of the grant date. An additional 20% shall vest on July 15, 2014, with the remaining 40% interest vesting on July 15, 2015, subject to his continued employment with the Company or its subsidiaries on each vesting date. See "Summary Compensation" and "All Other Compensation" within the Executive Compensation section below for further discussion.
Mr. Bernhardt's actual base salary received in 2013 was $137,716 based on the portion of time he served in his roles as Senior Vice President of Corporate development and President, respectively, since joining the Company. Mr. Bernhardt's base salary changed to $550,000 with the execution of his employment agreement in November 2013 to reflect his role as President of the Company. Mr. Bernhardt is eligible through our MIP program to earn target annual incentive bonus compensation of 100% of his base salary, if certain performance levels, as noted under "Incentive Bonus Compensation" above, are achieved. As discussed above, Mr. Bernhardt's MIP for 2013 was based on a pro rata split between his former and new base salaries and target percentages based on the portion of time he served in his roles as Senior Vice President of Corporate Development and President, respectively, since joining the company. Mr. Bernhardt is eligible to receive a long-term cash incentive bonus of $1,600,000 as set forth in the long term incentive awards presented in December of 2013, in the event of a change in control, subject to his continued employment with the Company through such a change in control. Mr. Bernhardt was also granted 750 Class B-1 interests through the equity incentive plan. Mr. Bernhardt's interest shall vest in five equal 20% installments on each of the grant date of the Class B-1 Interests, July 15, 2014, July 15, 2015, July 15, 2016 and July 15, 2017 subject to his continued employment with the Company or its subsidiaries on each vesting date. See "Summary Compensation" and "All Other Compensation" within the Executive Compensation section below for further discussion.
Mr. Krivo's annual base salary was $450,000 as of December 31, 2013. Mr. Krivo's salary was established upon his promotion to the executive officer role as Senior Vice President of Business Development, in recognition of past performance as well as the intended impact of the new role on the overall success of the Company during calendar year 2013. Mr. Krivo's base salary remained unchanged in 2013 as he transitioned into his new role as Senior Vice President of DynLogistics. Mr. Krivo is eligible through our MIP program to earn target annual incentive bonus compensation of 100% of his base salary if certain performance levels, as noted under "Incentive Bonus Compensation" above, were achieved. Mr. Krivo's actual bonus compensation earned for 2013 was $225,000 reflective of actual target results achieved and personal performance. Mr. Krivo also received compensation to relocate to Texas during the year. See "Summary Compensation" and "All Other Compensation" within the Executive Compensation section below for further discussion.
Mr. Cagle's annual base salary was $300,000 as of December 31, 2013. Mr. Cagle is eligible through our MIP program to earn target annual incentive bonus compensation of 60% of his base salary if certain performance levels, as noted under "Incentive Bonus Compensation" above, were achieved. The bonus percentage achieved for Mr. Cagle as of December 31, 2013, was 59% which provided for actual MIP compensation of $106,000. Mr. Cagle was also granted 188 Class B-1 interests through the equity incentive plan, of which 40% vested as of the grant date. An additional 20% shall vest on July 15, 2014, with the remaining 40% interest shall vesting on July 15, 2015, subject to his continued employment with the Company or its subsidiaries on each vesting date. Mr. Cagle also received compensation to relocate to Texas during the year. See "Summary Compensation" and "All Other Compensation" within the Executive Compensation section below for further discussion.
Mr. Schorer's base salary remained unchanged at $725,000. Upon Mr. Schorer's departure from the Company, he received $2,900,000 of post-employment benefits, including MIP and any accrued and unused vacation earnings for calendar year 2013 through his termination date. While employed with the Company, Mr. Schorer received a relocation payout of $1,339,320 during calendar year 2013. See "Summary Compensation" and "All Other Compensation" within the Executive Compensation section below for further discussion.
Tax Implications of Executive Compensation
Section 162(m) of the U.S. Internal Revenue Code of 1986, as amended (“Section 162(m)”), limits the deduction for a publicly held corporation for otherwise deductible compensation to any “covered employee” to $1,000,000 per year. As described Note 1, our equity is not publicly traded. As of December 31, 2013, the Company is not a publicly held corporation; therefore Section 162(m) is not applicable to the Company.
RISK MANAGEMENT IMPLICATIONS OF EXECUTIVE COMPENSATION
In connection with its oversight of compensation related risks, our Compensation Committee and management annually evaluates whether our Company's compensation policies and practices create risks that are reasonably likely to have a material adverse effect on our Company. Our compensation (base salary or management incentive plan bonus compensation) is driven by either the passage of time (based on salaries established through market studies) or by a narrow set of performance metrics: (i) Adjusted EBITDA; (ii) orders; and (iii) free cash flow. Compensation based on the passage of time does not create risk-taking incentives. Therefore, we have focused our consideration of risk and rewards on the compensation driven by the three performance metrics.
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
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
Our Compensation Committee consists of Brett Ingersoll, General John Tilelli (USA Ret.), and General Michael Hagee (USMC Ret.), none of whom were at any time during the year ended December 31, 2013 or at any other time, an officer or employee of the Company or any of our subsidiaries. Mr. Ingersoll is a Cerberus employee. Pursuant to the terms of the COAC Agreement, we pay Cerberus consulting fees to provide us with reasonably requested business advisory services. Consulting fees incurred for the years ended December 31, 2013, December 31, 2012 and December 30, 2011 totaled $4.6 million, $3.3 million and $1.9 million respectively. See Note 13 for additional information on the COAC Agreement.
COMPENSATION COMMITTEE REPORT
Our Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Disclosure and Analysis be included in this Report.
The Compensation Committee consists of:
General Michael Hagee (USMC Ret.)
Brett Ingersoll, Chairman
General John Tilelli (USA Ret.)
EXECUTIVE COMPENSATION
Summary Compensation
The following table sets forth information regarding compensation for the calendar year 2013, calendar year 2012, and calendar year 2011 awarded to, earned by or paid to our NEOs.

Name and Principal Position	Calendar/ Fiscal Year	Salary ($)	Bonus ($)	Stock (Equity) Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	All Other Compensation ($) (3)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Steven F. Gaffney President & Chief Executive Officer	2013	2,000,000	—	—	1,534,000	1,160,462	4,694,462
	2012	2,000,000	—	—	2,678,400	189,475	4,867,875
	2011	2,000,000	—	—	4,000,000	582,399	6,582,399

William T. Kansky Senior Vice President, Chief Financial Officer	2013	800,000	—	90,204	472,000	42,211	1,404,415
	2012	731,154	—	—	824,100	79,815	1,635,069
	2011	600,000	—	—	1,200,000	32,709	1,832,709

Christopher Bernhardt President (4) (5)	2013	137,716	—	471,080	94,000	133,704	836,500

George Krivo, Senior Vice President, DynLogistics (4)	2013	450,000	—	—	225,000	146,283	821,283
	2012	450,000	—	—	463,600	86,755	1,000,355

Clifford Cagle, Senior Vice President, DynGlobal (4)	2013	300,000	—	139,513	106,000	168,841	714,354

Steven T. Schorer Former President	2013	621,827	—	—	—	4,434,910	5,056,737
	2012	683,269	—	—	746,900	141,877	1,572,046
	2011	600,000	—	—	832,320	111,892	1,544,212

(1)
The amounts reported in column (e) represents service-based Class B interests for the aggregate grant date fair value of awards computed in accordance with FASB Accounting Standards Codification (“ASC”) 718, Compensation-Stock Compensation. The amount reported in column (e) relating to performance-based Class B interests for the aggregate grant date estimate of compensation costs to be recognized over the service period, excluding the effect of forfeitures with respect to performance awards. There were no equity-based awards granted during calendar year 2012 and 2011.

(2)
The amounts reported in column (f) represent cash bonuses that were earned for calendar year 2013, calendar year 2012 and in calendar year 2011 pursuant to our MIP, which is discussed above under the heading “Incentive Bonus Compensation.” Bonuses earned for calendar year 2011 and 2012 were paid on March 12, 2012 and March 14, 2013, respectively. The payment for bonuses earned for the year ended December 31, 2013 will occur on March 14, 2014.

(3)	The amount of each component of All Other Compensation reported in column (g) for each NEO is set forth in the “All Other Compensation” table below.

(4)	Information is not presented for Mr. Bernhardt, Mr. Krivo and Mr. Cagle prior to their years of becoming NEOs.

(5)
Mr. Bernhardt's base salary and target percentage changed with the execution of his employment agreement in November 2013. His MIP payout for calendar year 2013 results was based on a pro rata split between his former and new base salaries and target percentages based on the portion of time he served in his role as Senior Vice President of Corporate Development and President, respectively, since joining the Company.

All Other Compensation
The following table outlines perquisites and personal benefits provided to our NEOs in calendar year 2013, calendar year 2012 and calendar year 2011.

Name	Calendar/ Fiscal Year	401(k) Matching Contributions ($) (1)	Severance ($)	Professional Fees and Reimbursements ($) (3)	Taxable Relocation ($) (5)	Cost of Insurance Policies ($) (2)	Total Other Compensation ($)
Mr. Gaffney	2013	—	—	40,422	956,023	164,017	1,160,462
	2012	—	—	89,848	53,596	46,031	189,475
	2011	—	—	40,305	416,223	125,871	582,399

Mr. Kansky	2013	12,750	—	75	—	29,386	42,211
	2012	11,000	—	41,014	—	27,801	79,815
	2011	10,050	—	—	—	22,659	32,709

Mr. Bernhardt (4)	2013	3,600	—	125,000	—	5,104	133,704

Mr. Krivo (4)	2013	10,212	—	10,408	90,000	35,663	146,283
	2012	11,000	—	47,293	—	28,462	86,755

Mr. Cagle (4)	2013	10,942	—	14,899	112,386	30,614	168,841

Mr. Schorer	2013	12,375	2,900,000	83,504	1,339,320	99,711	4,434,910
	2012	11,000	—	97,144	—	33,733	141,877
	2011	10,050	—	57,210	—	44,632	111,892

(1)	The Company provides a match for 401(k) in accordance with statutory limits and Company policy.

(2)
Represents the cost of Company-paid term-life insurance policies for our NEOs and our NEOs' share of premiums for business travel accident policies paid to our NEOs. In 2013, the total value of medical insurance premiums paid for Mr. Gaffney and Mr. Kansky was $11,053, respectively. The total value of medical premiums for Mr. Schorer and Mr. Bernhardt was $9,352 and $1,739, respectively. The total value of short term disability insurance premiums paid for Mr. Gaffney and Mr. Kansky was $12,046 and $7,200, respectively. The total value of short term disability insurance premiums paid for Mr. Bernhardt, Mr. Cagle, Mr. Krivo and Mr. Schorer was $1,090, $2,700, $4,050 and $5,521 respectively. The total value of executive life insurance paid for Mr. Gaffney and Mr. Kansky, was $22,662 and $8,982, respectively. The total value of executive life insurance paid for Mr. Bernhardt, Mr. Cagle, Mr. Krivo and Mr. Schorer was $1,893, $6,120, $4,992 and $9,720, respectively.

(3) Represents professional fees reimbursements paid out during the year. Salaries for calendar year 2012 included an extra day earned due to the change in fiscal year to December 31, 2012. No extra day was included during calendar year 2013. The calendar year 2012, amount also includes the pay out of vacation earned as of December 31, 2011 in relation to the change in the vacation policy. Mr. Schorer received vacation pay-outs for vacation earned per their respective termination dates.

(4)	Information is not presented for Mr. Bernhardt Mr. Krivo and Mr. Cagle for the periods prior to the year of becoming NEOs.
(5) Represents the Company's contributions to relocation for certain executive in order to better position our executive presence in our Texas facilities. See Note 2, for further discussion.
Grants of Plan-Based Awards in Calendar Year 2013
In December 2013, we adopted an Equity Incentive Plan to issue authorized classes of membership interests. DynCorp Management was formed in October 2013 between Cerberus Series Four, CP II, Holdings and certain members of management and outside directors of Holdings and its subsidiaries, including Delta Tucker Holdings, Inc. DynCorp Management granted 6,796 Class B-1 Interests and 380 Class B-2 Interests to certain members of management and outside directors of Holdings and its subsidiaries, including Delta Tucker Holdings, Inc. See Note 10 further discussion.

			All Other Stock Awards		Grant Date
	Grant		Number of Shares		Fair Value
	Date		of Stock or Units		of Stock Awards $
Mr. Gaffney	—		—		—
Mr. Kansky	December 28, 2013		380		90,204
Mr. Bernhardt	December 26, 2013	750	750	639,547.5	471,080
Mr. Krivo	—		—		—
Mr. Cagle	December 30, 2013		188		139,513
Mr. Schorer	—		—		—
Equity Incentive Plan
Outstanding Equity awards held by our named executive officers as of December 31, 2013 are as follows:

	Equity Awards
Name	Numbers of Shares or Units That Have Not Vested (#)	Market Value of Shares or Units That Have Not Vested ($)
Mr. Gaffney (1)	—	—
Mr. Kansky (2)	228.0	62,192
Mr. Bernhardt (3)	600.0	511,638
Mr. Krivo	—	—
Mr. Cagle (4)	112.8	96,188
Mr. Schorer	—	—
(1) Mr. Gaffney was awarded 2,590 Class B-1 shares as part of the equity incentive plan as of December 17, 2013. On January 7, 2014, Mr. Gaffney executed his award agreement resulting in the grant of the Class B-1 shares as of that date, in accordance with ASC 718, Compensation - Stock Compensation. Mr. Gaffney's shares vest 40% on the grant date, an additional 20% on July 15, 2014 and the remaining 40% interest shall vest on July 15, 2015, subject to his continued employment with the Company or its subsidiaries on each vesting date.
(2) Mr. Kansky was awarded 380 Class B-2 shares as part of the equity incentive plan as of December 17, 2013. In accordance with ASC 718, Compensation - Stock Compensation, the Class B-2 shares were granted to Mr. Kansky on December 28, 2013, upon execution of his award agreement. The Class B-2 shares will vest 40% on the grant date, 20% on July 15, 2014 and 40% on July 15, 20, subject to his continued employment with the Company or its subsidiaries on each vesting date.
(3) Mr. Bernhardt was awarded 750 Class B-1 interests through the equity incentive plan as of December 17, 2013. In accordance with ASC 718, Compensation - Stock Compensation, the Class B-2 shares were granted to Mr. Bernhardt on December 26, 2013, upon execution of his award agreement. Because Mr. Bernhardt was hired in 2013, his interest shall vest in five equal 20% installments on each of the grant date of the Class B-1 Interests, July 15, 2014, July 15, 2015, July 15, 2016 and July 15, 2017 subject to his continued employment with the Company or its subsidiaries on each vesting date.
(4) Mr. Cagle was also granted 188 Class B-1 interests through the equity incentive plan as of December 17, 2013. In accordance with ASC 718, Compensation - Stock Compensation, the Class B-2 shares were granted to Mr. Cagle on December 30, 2013, upon execution of his award agreement. The Class B-1 interests vest 40% on grant date, an additional 20% shall vest on July 15, 2014, with the remaining 40% interest vesting on July 15, 2015, subject to his continued employment with the Company or its subsidiaries on each vesting date.

Employment Agreements
We have employment agreements with Messrs. Gaffney, Kansky, Bernhardt, Krivo and Cagle.
The initial term of the employment agreement is four years for Mr. Gaffney. The remaining term of Mr. Gaffney's employment agreement is approximately one year. Messrs. Kansky, Bernhardt, Krivo and Cagle employment agreements are for two years, at which time they automatically renew in one year intervals.
 The employment agreements establish initial minimum salaries and annual incentive compensation targets for each of the covered NEOs. See the “Incentive Bonus Compensation” section for the calendar year 2013 base salary and target bonus amounts.
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
Pursuant to the employment agreements of Messrs. Kansky, Bernhardt, Krivo and Cagle have agreed that, during the term of the employment agreement and for a period of two years following the termination of the agreement, they will not employ or solicit for employment any current or former employees of our Company.
Furthermore, NEOs may not disclose any confidential information to any person or entity, unless required by law. In addition, under the terms of the employment agreements, we have agreed to indemnify the NEOs against any claims or liabilities relating to our NEOs' services to us, to the extent permitted by applicable law, and to pay for counsel for our NEOs' defense.
The NEOs' employment agreements provide for payments in connection with certain terminations of employment. A description of the payments and benefits each NEO receives upon termination of employment is provided below in “- Other Potential Post-Employment Payments.”
Outstanding Equity Awards at December 31, 2013
In connection with the Equity Incentive Plan adopted in December 2013, DynCorp Management granted 6,796 Class B-1 Interests and 380 Class B-2 Interests to certain members of management and outside directors of Holdings and its subsidiaries, including Delta Tucker Holdings, Inc.
The Class B-1 Interests are be subject to (i) time-based vesting in separate tranches based on the participants’ hire date (each such date a “Vesting Date”); (ii) acceleration of vesting in certain circumstances (such as in the event of a change in control or termination of the executive without cause); and (iii) continued employment of the executive by Holdings or its subsidiaries through the applicable vesting dates.
The time-based vesting of the awards were contingent upon the executive’s consent to the terms and conditions set forth in the Class B-1 Interests and B-2 Interests Agreements. Thus, in order for certain members of management and outside directors to be participants in the plan, they were notified by the Plan Administrator that they had been selected to participate in the plan and were required to execute and deliver the award agreement back to the Plan Administrator. As of December 31, 2013, Mr. Kansky, Mr. Bernhardt and Mr. Cagle were all a part of the Equity Incentive Plan.
Mr. Kansky was granted 380 Class B-2 interests through the equity incentive plan, of which 40% vested as of the grant date, December 28, 2013. Mr. Bernhardt was granted 750 Class B-1 interests through the equity incentive plan of which 20% vested as of the grant date, December 26, 2013. Mr. Cagle was also granted 188 Class B-1 interests through the equity incentive plan of which 40% vested as of the grant date December 30, 2013. See Note 10 for further discussion.

Option Exercises and Stock Vested in Calender Year 2013

	Equity Awards
Name	Number of Holding Units Acquired on Vesting (#)	Value Realized on Vesting ($)
Mr. Gaffney	—	—
Mr. Kansky	152.0	41,461
Mr. Bernhardt	150.0	127,910
Mr. Krivo	—	—
Mr. Cagle	75.2	64,125
Mr. Schorer	—	—
Pension Benefits and Nonqualified Deferred Compensation
The Company has a non-qualified unfunded and unsecured deferred compensation plan that is offered to certain members of management allowing for the deferral of salary and bonuses without the statutory limitations present in 401(k) savings plan ("Savings Plan"). The elections under the savings plan must be completely separate and independent of each other. Under the saving plan, the deferral amount limitation is 50% of salary and 100% of bonuses and each participant shall be 100% vested in his or her account, at all times. The funds can be distributed the first day of the calendar month following the six-month anniversary of the participant’s separation from the Company. The participant can elect payout of the funds in a single sum or annual installments over 5 or 10 years; however, only one election can be made with respect to all of the deferrals in the respective account. If, for any reason, the participant fails to make a valid and timely election, the participant’s account shall be distributed as a single sum as of the participant’s benefit commencement date. Any change in election resulting in a delay or change in the form of payment shall not take effect until the one-year anniversary of the date the changed election is properly made.
As of year ended December 31, 2013, Mr. Krivo and Mr. Cagle were participants in the non-qualified unfunded deferred compensation plan; however, there were no contributions made to the plan on behalf of the Company. The plan balance as December 31, 2013, includes only contributions by the plan participants, as there were no earnings associated with the plan.

Other Potential Post-Employment Payments
The following section describes the payments and benefits that would be provided to our NEOs in connection with any termination of employment, including resignation, involuntary termination, death, retirement, disability or a change in control to the extent occurring on December 31, 2013. However, the amount that would actually be paid under each circumstance can only be determined at the time of termination of employment. The assumptions and methodologies that were used to calculate the amounts paid upon a termination of employment are set forth at the end of this section. Definitions are included below in the “- Material Terms Defined.”
Payments Made Upon Certain Terminations
In the event Mr. Gaffney is terminated by us without Cause or due to the Company's non-renewal of his employment term, we would provide him with the following payments and benefits:

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
In the event that Mr. Kansky is terminated by the Company without Cause or if he departs the Company for Good Reason, we would provide:

•
a payment of his base salary for a period of two years following the date of termination. One year of the base salary shall be paid in lump sum within 45 days following the date of termination. The remainder shall be paid in accordance with customary payroll services;

•
a amount equal to payment of the executive bonus at target for a period of two years. One year of the bonus shall be paid within forty five days following the date of termination, the second year shall be payable in lump sum on the anniversary date of termination;

•
reimbursement on a monthly basis for the cost of continued medical coverage for the same portion of his COBRA health insurance premium beginning on the 60th day following termination and continuing for a maximum of eighteen months following the termination date to the extent Mr. Kansky elects continuation of such coverage and is eligible to receive coverage.

In the event that Mr. Bernhardt is terminated by the Company without Cause or if he departs the Company for Good Reason, we would provide:

•
a prorated portion of the bonus that would have been payable to Mr. Bernhard through the termination date based on the Company's performance targets being met from the beginning of the fiscal year through the termination date, payable when such bonus is paid to other executives;

•	a payment equal to two times Mr. Bernhardt's base salary, payable in accordance with customary payroll services;

•
reimbursement, on a monthly basis, for the cost of continuation coverage of group health coverage pursuant to COBRA, beginning on the 60th day following termination and continuing for a maximum of eighteen months following the termination date, to the extent Mr. Bernhardt elects continuation of such coverage and is eligible to receive coverage.

In the event that Mr. Krivo is terminated by the Company without Cause or if he departs the Company for Good Reason, we would provide:

•
a prorated portion of the bonus that would have been payable to Mr. Krivo through the termination date based on the Company's performance targets being met from the beginning of the fiscal year through the termination date, payable when such bonus is paid to other executives;

•	a payment equal to two times Mr. Krivo's base salary, payable in accordance with customary payroll services;

•
reimbursement, on a monthly basis, for the cost of continuation coverage of group health coverage pursuant to COBRA, beginning on the 60th day following termination and continuing for a maximum of eighteen months following the termination date, to the extent Mr. Krivo elects continuation of such coverage and is eligible to receive coverage.

In the event that Mr. Cagle is terminated by the Company without Cause or if he departs the Company for Good Reason, we would provide:

•
a prorated portion of the bonus that would have been payable to Mr. Cagle through the termination date based on the Company's performance targets being met from the beginning of the fiscal year through the termination date, payable when such bonus is paid to other executives;

•	a payment equal to two times Mr. Cagle's base salary, payable in accordance with customary payroll services;

•
reimbursement, on a monthly basis, for the cost of continuation coverage of group health coverage pursuant to COBRA, beginning on the 60th day following termination and continuing for a maximum of eighteen months following the termination date, to the extent Mr. Cagle elects continuation of such coverage and is eligible to receive coverage.

    Mr. Schorer's left his position as President in November 2013. Mr. Schorer received a post-employment benefits of payment of two times his base salary and a pro-rated portion of his MIP totaling $2,900,000. Mr. Schorer also received all accrued vacation benefits and payment equal to his salary earned.

Payments Made Upon Retirement, Death, Disability, or Complete Disability
Mr. Gaffney's employment agreement provides that, if his employment is terminated by reason of Disability, he will receive a payment equal to (a) the accrued but unpaid base salary to the date of termination and any employee benefits he is entitled to receive pursuant to the employee benefit plans of the Company, plus (b) accrued unused vacation days, plus (c) two times the sum of his then current base salary plus his target bonus amount for the year of termination, payable in 24 monthly installments during the two years following termination, plus (d) the unpaid portion of his incentive compensation, if any, relating to any year prior to the fiscal year of his termination, plus (e) continued vesting of his equity awards, if applicable, for the remainder of the fiscal year of such termination, plus (f) reimbursement for the cost of continued medical coverage for the same portion of his COBRA health insurance premium that we paid during his employment, until the earlier of either the last day of his COBRA health insurance benefits or the date on which he becomes covered under any other group health plan.
Mr. Gaffney's employment agreement provides that, if his employment is terminated by reason of death, he will receive a payment equal to (a) the accrued but unpaid base salary to the date of termination and any employee benefits he is entitled to receive pursuant to the employee benefit plans of the Company, plus (b) all appropriate business expenses, incurred by him in connection with his duties under his employment agreement, incurred but not yet reimbursed, plus (c) benefits under his life insurance policy. In addition, his equity awards will continue to vest for the remainder of the fiscal year of termination.
Mr. Kansky entered into an employment agreement as of December 13, 2013. The employment agreement of Mr. Kansky provides that, if his employment is terminated by reason of death or Complete Disability, he will receive the following payments and benefits:

•
accrued employee benefits and payment equal to the pro-rated portion of the bonus that would have been payable to Mr. Kansky through the termination date; based on the Company's performance targets being met from the beginning of the fiscal year through the termination date, payable when such bonus is paid to other executives.

Mr. Bernhardt's, Mr. Krivo's and Mr. Cagle's employment agreements provide that, if their employment is terminated by reason of death or Complete Disability, they will receive the following payments and benefits:

•
accrued employee benefits and payment equal to the pro-rated portion of the bonus that would have been payable to Mr. Bernhardt, Mr. Krivo and Mr. Cagle through the termination date; based on the Company's performance targets being met from the beginning of the fiscal year through the termination date, payable when such bonus is paid to other executives.

The employment agreements for Messrs. Kansky, Bernhardt, Krivo and Cagle denotes any payments or benefits provided to them constitute "parachute payments," within the meaning of Section 280G of the Code ("Parachute Payments") and would be subject to the excise tax imposed by Section 4999 of the Code. The executives would be entitled to receive either full amounts of the parachute payments or the maximum amount that may be provided to the executive without resulting in any portion of such parachute payments being subject excise tax, whichever takes into account federal, state and local taxes.
Any reduction of the parachute payments would result in:

•	the cash incentive bonus or any other cash payment under any retention bonus agreement;

•	cash severance payments related to the executive's base salary and annual bonus;

•	any other cash amount payable and any benefit valued as a parachute payment; and

•	acceleration of vesting of equity awards.
Any determination of the required payments shall be made in writing by the Company's independent public accountants, whose determination shall be conclusive and binding for all purposes on behalf of the Company and the executive.
Payments Made Upon Involuntary Termination for Cause, Voluntary Termination without Good Cause, or a Change in Control
The NEOs are not entitled to any payments or benefits (other than accrued but unpaid compensation and benefits) in the event of an involuntary termination for Cause or voluntary termination without Good Cause. In the event of a change in control, subject to the executives continued employment Messrs. Gaffney, Kansky, Bernhardt, Krivo and Cagle are entitled to receive $5,520,000, $832,000, $1,600,000, $960,000 and $384,000 respectively, in lump sum cash as part of the long term incentive plan.
Approximation of Other Potential Post-Employment Payments
This section quantifies the potential payments and benefits that would have been paid to Messrs. Gaffney, Kansky, Bernhardt, Krivo and Cagle upon a termination of their employment occurring on December 31, 2013. If they were terminated involuntarily without Cause or voluntarily terminated for Good Cause, they would receive cash severance payments equal to $9,200,000, $3,200,000, $1,650,000, $1,350,000 and $780,000, respectively.

The cost of reimbursing Messrs. Gaffney for health insurance in the event of an involuntary termination without Cause or voluntary termination for Good Cause is approximately $12,000 to $17,000.
In the event of death, or Complete Disability, Mr. Kansky, Mr. Bernhardt, Mr. Krivo and Mr. Cagle would receive pro-rated bonuses based on performance through the termination date up to $800,000, $550,000, $450,000 and $180,000, respectively. In the event of death, Mr. Gaffney's estate would receive cash payments equal to his accrued benefits and any benefits under his life insurance policy, discussed above under "Perquisites and Other Personal Benefits." In addition, Mr. Gaffney's unvested equity awards, if any, would continue to vest for the remainder of the fiscal year of his death. In the event of Disability, Mr. Gaffney would receive cash severance payments equal to $9,200,000.
Material Terms Defined
“Cause” generally means: (a) the willful and continued failure by the executive to substantially perform his duties with the operating company (other than any such failure resulting from his incapacity due to physical or mental illness, injury or disability), after a written demand for substantial performance is delivered to him by the Board that identifies, in reasonable detail, the manner in which the Board believes that the executive has not substantially performed his duties in good faith, and he fails to cure the matter if curable; (b) the willful engaging by the executive in conduct that causes material harm to the operating company, monetarily or otherwise; (c) the executive's conviction of a felony arising from conduct during the term of his employment agreement; or (d) the executive's willful malfeasance or willful misconduct in connection with executive's duties. Mr. Gaffney's agreement has a definition of Cause that includes his willful and intentional dishonesty resulting or intending to result in personal gain at the Company's expense, and a material breach of his employment agreement is not cured.
"Good Reason" generally means (i) a reduction in Executive's then current Base Salary or Bonus at Target, (ii) the Company's failure to comply with its material obligations under this Agreement, (iii) a substantial diminution of Executive's duties, authority or responsibilities with the Company; provided that neither the merger, sale or acquisition of business units, subsidiaries or assets, nor any similar corporate transaction, shall, by itself, constitute a diminution of duties, authority or responsibilities for purposes hereof, (iv) a change in Executive's reporting relationship following which the Executive does not report to the President, Chairman of the Board, Chief Executive Officer, or other senior executive in the Company or (v), following a Change in Control, the failure of the Company (or any affiliate) to provide the Executive a long term incentive benefit with an aggregate value substantially not less favorable to the long term incentive benefit (including, but not limited to, the Cash Incentive Bonus and Award) granted to the Executive by the Company or its affiliates. Each of the foregoing events will cease to constitute Good Reason unless Executive gives the Company notice of Executive's intention to resign his position with the Company within sixty (60) days after Executive's knowledge of the occurrence of such event, and the Company shall have thirty (30) days from its receipt of such notice to cure any condition that constitutes Good Reason.

“Disability” is defined in the employment agreements as the determination by the Company, its subsidiaries or affiliates that, as a result of a permanent physical or mental injury or illness, the executive has been unable to perform the essential functions of his job with or without reasonable accommodation for (a) 120 consecutive days or (b) a period of 180 days in any 12-month period.
Material Conditions to Receipt of Post-Employment Payments
The receipt of payments and benefits (other than accrued but unpaid compensation and vacation) to the executives upon a termination of employment is conditioned on the executive furnishing to the operating company an executed copy of a waiver and release of claims.
Methodologies and Assumptions Used for Calculating Other Potential Post-Employment Payments
The following assumptions and methodologies were used to calculate the post-employment payments and benefits described above assuming each NEO's termination as of December 31, 2013.
The prorated incentive compensation severance amounts payable upon involuntary termination without Cause, voluntary termination for Good Cause, Retirement, death and Disability or Complete Disability reported above under the heading “- Approximation of Other Potential Post-Employment Payments" assume that projected performance will be at target.

DIRECTOR COMPENSATION
General
The Company has historically used a combination of cash and equity-based compensation to attract and retain qualified candidates to serve on the Board. In setting director compensation, the Board considers the significant amount of time that directors expend in fulfilling their duties as well as the skill-level required. The following information relates to the compensation of the directors for calendar year 2013.
In connection with the Equity Incentive Plan adopted in December 2013, by DynCorp Management LLC., certain of the Company's Directors were granted Class B-1 interests through the equity incentive plan. Mr. Geisler and Mr. Hagee were both granted shares as of December 31, 2013, as the time-based vesting of the awards were contingent upon the Directors consent to the terms and conditions set forth in the interests agreements. Mr. Geisler and Mr. Hagee shares vested 20% and 40%, respectively as of December 31, 2013, as a result of their respective hire dates. See Note 10 for further discussion.
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
Director Compensation in Calendar Year 2013
The following table sets forth certain information with respect to the compensation we paid to our directors during calendar year 2013.
DIRECTOR COMPENSATION TABLE

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock (Equity) Awards ($) (1) (c)	All Other Compensation ($) (d)	Total ($) (e)
Steve F. Gaffney(2)	—	—	—	—
James E. Geisler	95,000	94,216	—	189,216
General Michael Hagee (USMC Ret.)	110,000	111,314	—	221,314
Brett Ingersoll (3)	—	—	—	—
General John Tilelli (USA Ret.)	110,000	—	—	110,000

(1)	Mr. Geisler and Mr. Hagee were both granted shares as of December 31, 2013, which vested 20% and 40%, respectively as of December 31, 2013.

(2)	Mr. Gaffney, as Chief Executive Officer, is not paid by the Company for his service as a director.

(3)
Mr. Ingersoll is a principal of Cerberus Capital Management, L.P. (“Cerberus”) which owns 100% of the Company. As a Cerberus executive, he is not paid by the Company for his services as a director or member of the committees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
All of DynCorp International Inc.'s issued and outstanding common stock is owned by the Company, and all of the Company's issued and outstanding common stock is owned by our parent, Holdings. The following table sets forth information regarding the beneficial ownership of Holdings' common stock as of March 4, 2014 by (i) each person known to beneficially own more than 5% of the common stock of Holdings, (ii) each of our named executive officers, (iii) each member of our Board of Directors and

(iv) all of our executive officers and members of our Board of Directors as a group. At March 4, 2014, there were approximately 100 shares of common stock of Holdings outstanding.
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
The persons named in the table below have sole voting and investment power with respect to all shares of common stock

Name and Address of Beneficial Owner	Class A Common Stock	Percent of Class
5% Beneficial Owners:
Stephen Feinberg (1)	100	100%

Directors and Executive Officers:
Steven F. Gaffney	—	—
General Michael Hagee (USMC Ret.)	—	—
Brett Ingersoll	—	—
General John Tilelli (USA Ret.)	—	—
James E. Geisler	—	—
Christopher C. Bernhardt	—	—
William T. Kansky	—	—
Laurence A. Grayer	—	—
Steven Shugart	—	—
James Myles	—	—
George S. Krivo	—	—
Clifford M. Cagle	—	—
Robert Lehman Jr.	—	—
John R. Blecher	—	—
Joseph Ruffolo Jr.	—	—
Joe C. Kale	—	—

All Directors and Executive Officers as a Group	—	—

(1)
Funds and/or managed accounts that are affiliates of Cerberus own 100% of the common stock of the Company. Cerberus owns 90% of the stock of Holdings directly and owns the other 10% of Holdings stock indirectly through DynCorp Management LLC, which Cerberus controls through its ownership of all of its class A common interests. Stephen Feinberg exercises voting and investment authority over all of such securities owned by affiliates of Cerberus. Thus, pursuant to Rule 13d-3 under the Exchange Act of 1934, as amended (the “Exchange Act”), Stephen Feinberg is deemed to beneficially own 100% of the common stock of the Company. The address for Mr. Feinberg is c/o Cerberus Capital Management, L.P., 299 Park Avenue, New York, NY 10171.

ITEM 13. CERTAIN RELATIONSHIPS AND, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Transactions with Related Persons
Since December 31, 2013, we have entered into certain transactions, summarized below, that exceeded $120,000 in amount and in which our related persons in general, our directors, executive officers and their immediate family members - had or would have a direct or indirect material interest.

Under the COAC Agreement between the Company and Cerberus, established at the time the Company was acquired by affiliates of Cerberus, we pay Cerberus consulting fees to provide us with reasonably requested business advisory services. Mr. Ingersoll is a Cerberus employee. The Company paid a total of $4.6 million and $3.3 million, in consulting fees for the year ended December 31, 2013 and December 31, 2012, respectively. For additional information on the COAC Agreement, see Note 13.
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
Director Independence
Pursuant to our corporate governance guidelines, the rules of the NYSE provide that a director must have no material relationship, directly or as a partner, shareholder or officer of an organization that has a relationship with us, in order to be an “independent director.” The rules of the NYSE further require that all companies listing common equity securities must have a majority of independent directors and the members of the audit committee, compensation committee, and nominating/corporate governance committee must be independent, with certain exceptions. "Controlled Companies" is one of the exceptions in which more than 50% of the voting power of the company is held by another company. Cerberus owns more than 50% of the Company; as such, we are a “controlled company” under the NYSE rules. Therefore, under the NYSE rules, we are not subject to the requirements that a majority of the Board be composed of independent directors or that all the members of the Audit Committee, Compliance and Risk Committee and the Compensation Committee be independent. However, in accordance with our Corporate Governance Guidelines, Members of the Audit Committee who are determined by the Board to be independent, if any, within the meaning of our Corporate Governance Guidelines must satisfy the requirements of the NYSE.
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
James E. Geisler
General John Tilelli (USA Ret.)
General Michael Hagee (USMC Ret.)

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The following table presents the fees billed by Deloitte & Touche LLP, our independent auditors, for calendar year 2013 and the calendar year 2012 for audit, audit-related, tax and other services.

Deloitte & Touche LLP	Calendar Year 2013	Calendar Year 2012
Audit Fees (1)	$1,773,800	$1,784,974
Audit-Related Fees (2)	$20,212	38,121
Tax Fees (3)	$36,474	25,073
All Other Fees(4)	$2,345	15,496

(1)	Audit fees principally include fees for services related to the annual audit of the consolidated financial statements, reviews of our interim quarterly financial statements and other filings.

(2)	Audit-related fees principally include those for statutory audits.

(3)
Tax fees include domestic tax advisory services related to state and local taxes and international tax advisory services principally related to international tax return preparation and employment tax matters.

(4)
All other fees consists of subscription fees billed for the Deloitte Accounting Research Tool in calendar year 2013 and calendar year 2012 in addition to seminar registration fees in calendar year 2012.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(1) Financial Statements: The following consolidated financial statements and schedules of the Company are included in this report:
Delta Tucker Holdings, Inc.

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Statements of Operations for the years ended December 31, 2013, December 31, 2012 and December 30, 2011.

•	Consolidated Statements of Comprehensive Loss for the years ended December 31, 2013, December 31, 2012 and December 30, 2011.

•	Consolidated Balance Sheets as of December 31, 2013and December 31, 2012.

•	Consolidated Statements of Cash Flows for the years ended December 31, 2013, December 31, 2012 and December 30, 2011.

•	Consolidated Statements of Equity for the years ended December 31, 2013, December 31, 2012 and December 30, 2011.

•	Notes to the Consolidated Financial Statements of Delta Tucker Holdings, Inc.
(2) Financial Statement Schedules:

•	Schedule I - Condensed Financial Information of Registrant.

•	Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2013, December 31, 2012 and December 30, 2011.
(3) Exhibits: The exhibits, which are filed with this Annual Report on Form 10-K or which are incorporated herein are set forth in the Exhibit Index.

Exhibit No.	Description
2.1
Agreement and Plan of Merger, dated as of April 11, 2010, by and among DynCorp International Inc., Delta Tucker Holdings, Inc. and Delta Tucker Sub, Inc. (incorporated by reference to Exhibit No. 2.1 to DynCorp International Inc.'s Current Report on Form 8-K filed with the SEC on April 12, 2010).

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

3.3	Certificate of Incorporation of DynCorp International, Inc. (incorporated by reference to Exhibit 3.1 to DynCorp International Inc.'s Current Report on Form 8-K filed with the SEC on July 8, 2010).
3.4	By-laws of DynCorp International, Inc. (incorporated by reference to Exhibit 3.2 to DynCorp International Inc.'s Current Report on Form 8-K filed with the SEC on July 8, 2010).
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

3.7
Certificate of Incorporation of DIV Capital Corporation (incorporated by reference to Exhibit 3.3 to DynCorp International LLC's Amendment No. 1 to Registration Statement on Form S-4/A (Reg. No. 333-127343) filed with the SEC on September 27, 2005).

3.8
Bylaws of DIV Capital Corporation (incorporated by reference to Exhibit 3.4 to DynCorp International LLC's Amendment No. 1 to Registration Statement on Form S-4/A (Reg. No. 333-127343) filed with the SEC on September 27, 2005).

3.9
Certificate of Formation of DTS Aviation Services LLC (incorporated by reference to Exhibit 3.11 to DynCorp International LLC's Amendment No. 1 to Registration Statement on Form S-4/A (Reg. No. 333-127343) filed with the SEC on September 27, 2005).

3.10
Limited Liability Company Operating Agreement of DTS Aviation Services LLC (incorporated by reference to Exhibit 3.12 to DynCorp International LLC's Amendment No. 1 to Registration Statement on Form S-4/A (Reg. No. 333-127343) filed with the SEC on September 27, 2005).

3.11
Certificate of Formation of DynCorp International LLC (incorporated by reference to Exhibit 3.1 to DynCorp International LLC's Amendment No. 1 to Registration Statement on Form S-4/A (Reg. No. 333-127343) filed with the SEC on September 27, 2005).

3.12
Amended and Restated Operating Agreement of DynCorp International LLC (incorporated by reference to Exhibit 3.2 to DynCorp International LLC's Amendment No. 1 to Registration Statement on Form S-4/A (Reg. No. 333-127343) filed with the SEC on September 27, 2005).

3.13
Articles of Organization of Dyn Marine Services of Virginia LLC (incorporated by reference to Exhibit 3.21 to DynCorp International LLC's Amendment No. 1 to Registration Statement on Form S-4/A (Reg. No. 333-127343) filed with the SEC on September 27, 2005).

3.14
Limited Liability Company Agreement of Dyn Marine Services of Virginia LLC (incorporated by reference to Exhibit 3.22 to DynCorp International LLC's Amendment No. 1 to Registration Statement on Form S-4/A (Reg. No. 333-127343) filed with the SEC on September 27, 2005).

3.15
Certificate of Formation of DynCorp Aerospace Operations LLC (incorporated by reference to Exhibit 3.13 to DynCorp International LLC's Amendment No. 1 to Registration Statement on Form S-4/A (Reg. No. 333-127343) filed with the SEC on September 27, 2005).

3.16
Limited Liability Company Agreement of DynCorp Aerospace Operations LLC (incorporated by reference to Exhibit 3.14 to DynCorp International LLC's Amendment No. 1 to Registration Statement on Form S-4/A (Reg. No. 333-127343) filed with the SEC on September 27, 2005).

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

3.20
Certificate of Formation of Services International LLC (incorporated by reference to Exhibit 3.23 to DynCorp International LLC's Amendment No. 1 to Registration Statement on Form S-4/A (Reg. No. 333-127343) filed with the SEC on September 27, 2005).

3.21
Limited Liability Company Agreement of Services International LLC (incorporated by reference to Exhibit 3.24 to DynCorp International LLC's Amendment No. 1 to Registration Statement on Form S-4/A (Reg. No. 333-127343) filed with the SEC on September 27, 2005).

3.22
Certificate of Formation of Worldwide Humanitarian Services LLC (incorporated by reference to Exhibit 3.25 to DynCorp International LLC's Amendment No. 1 to Registration Statement on Form S-4/A (Reg. No. 333-127343) filed with the SEC on September 27, 2005).

3.23
Amended and Restated Limited Liability Company Agreement of Worldwide Humanitarian Services LLC (incorporated by reference to Exhibit 3.26 to DynCorp International LLC's Amendment No. 1 to Registration Statement on Form S-4/A (Reg. No. 333-127343) filed with the SEC on September 27, 2005).

3.24
Certificate of Formation of Worldwide Recruiting and Staffing Services LLC (incorporated by reference to Exhibit 3.28 to DynCorp International LLC's Annual Report on Form 10-K filed with the SEC on June 20, 2007).

3.25
Second Amended and Restated Limited Liability Company Agreement of Worldwide Recruiting and Staffing Services LLC (incorporated by reference to Exhibit 3.29 to DynCorp International LLC's Annual Report on Form 10-K filed with the SEC on June 20, 2007).

3.26*	Amended by-laws of DynCorp International, Inc., amended from original filed with the SEC on July 8, 2010 .
4.1
Indenture dated as of July 7, 2010, among DynCorp International Inc., the guarantors named therein and Wilmington Trust FSB, as trustee, relating to DynCorp International Inc.'s 10.375% Senior Notes due 2017 (incorporated by reference to Exhibit 4.1 to Delta Tucker Holdings, Inc. Registration Statement on Form S-4 (Reg. No. 333-173746) filed with the SEC on April 27, 2010).

4.2	Form of DynCorp International Inc.'s 10.375% Senior Notes due 2017 (included in the Indenture filed as Exhibit 4.1).
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

10.9
Employment Agreement, effective as of April 6, 2009, between DynCorp International Inc. and Steven T. Schorer (incorporated by reference to Exhibit 10.26 to DynCorp International Inc.'s Annual Report on Form 10-K filed with the SEC on June 11, 2009).

10.10
Amendment No. 1 to Covenants and Post-Employment Obligations Agreement, effective as of November 22, 2010, between DynCorp International LLC and Steven T. Schorer (incorporated by reference to Exhibit 10.10 to Delta Tucker Holdings, Inc. Registration Statement on Form S-4 (Reg. No. 333-173746) filed with the SEC on April 27, 2010).

10.11
Logistics Civil Augmentation Program contract (incorporated by reference to Exhibit 10.18 to Delta Tucker Holdings, Inc. Registration Statement on Form S-4 (Reg. No. 333-173746) filed with the SEC on April 27, 2010).

10.12
Amendment No. 1, dated as of January 21, 2011, to the Credit Agreement, dated as of July 7, 2010, among DynCorp International Inc., Delta Tucker Holdings, Inc., The subsidiary guarantors party thereto, The lenders from time to time party thereto and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to Delta Tucker Holding's Quarterly Report on Form 10-Q filed with the SEC on August 15, 2011).

10.13
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

10.14
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

10.15*	Amendment No. 1., effective as of December 13, 2013, to the Employment Agreement, dated as of August 1, 2010, between DynCorp International LLC. and William T. Kansky.
10.16*	Executed Employment Agreement, effective as of November 7, 2013, between DynCorp International LLC and Christopher Bernhardt.
10.17*	Employment Agreement, effective as of November 6, 2013, between DynCorp International LLC. and Clifford Cagle.
10.18*	Employment Agreement, effective as of March 5, 2014, between DynCorp International LLC. and George Krivo.
10.19*	Award Agreement, dated as of December 28, 2013, by and between DynCorp Management LLC and William T. Kansky.
10.20*	Award Agreement, dated as of December 26, 2013, by and between DynCorp Management LLC and Christopher Bernhardt.
10.21*	Award Agreement, dated as of December 30, 2013, by and between DynCorp Management LLC and Clifford Cagle.
10.22*	Award Agreement, dated as of December 20, 2013, by and between DynCorp Management LLC and James E. Geisler.
10.23*	Award Agreement, dated as of January 7, 2014, by and between DynCorp Management LLC and Steven F. Gaffney.
10.24*	Award Agreement, dated as of January 1, 2014, by and between DynCorp Management LLC and John Tilelli.
10.25*	Award Agreement, dated as of December 26, 2013, by and between DynCorp Management LLC and Michael Hagee.
10.26*	Long Term Incentive Agreement, by and between DynCorp International LLC and James E. Geisler.
10.27*	Long Term Incentive Agreement, by and between DynCorp International LLC and Michael Hagee.
10.28*	Long Term Incentive Agreement, by and between DynCorp International LLC and John Tilelli.
21.1*	List of subsidiaries of Delta Tucker Holdings, Inc.
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

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS XBRL	Instance document
101.SCH XBRL	Taxonomy Extension Schema
101.CAL XBRL	Taxonomy Extension Calculation Linkbase
101.DEF XBRL	Taxonomy Extension Definition Linkbase
101.LAB XBRL	Taxonomy Extension Labels Linkbase
101.PRE XBRL	Taxonomy Extension Presentation Linkbase

*	Filed herewith.
Exhibit No.	Description
2.1
Agreement and Plan of Merger, dated as of April 11, 2010, by and among DynCorp International Inc., Delta Tucker Holdings, Inc. and Delta Tucker Sub, Inc. (incorporated by reference to Exhibit No. 2.1 to DynCorp International Inc.'s Current Report on Form 8-K filed with the SEC on April 12, 2010).

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

DELTA TUCKER HOLDINGS, INC.

/s/ Steven F. Gaffney
Steven F. Gaffney
Chairman of the Board and Chief Executive Officer

Date:	March 14, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven F. Gaffney	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 14, 2014
Steven F. Gaffney

/s/ William T. Kansky	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 14, 2014
William T. Kansky

/s/ General Michael Hagee	Director	March 14, 2014
General Michael Hagee (USMC Ret.)

/s/ Brett Ingersoll	Director	March 14, 2014
Brett Ingersoll

/s/ General John Tilelli	Director	March 14, 2014
General John Tilelli (USA Ret.)

/s/ James E. Geisler	Director	March 14, 2014
James E. Geisler