Form 10-Q
period 2014-03-28
Delta Tucker Holdings, Inc.
filed 2014-05-12
CIK 1514226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☑
As of May 12, 2014, the registrant had 100 shares of its Class A common stock outstanding.

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

•
policy and/ or spending changes implemented by the Obama Administration, any subsequent administration or Congress, including any further changes to the sequestration that the United States ("U.S.") Department of Defense ("DoD") is currently operating under;

•	termination or modification of key U.S. government or commercial contracts, including subcontracts;

•
changes in the demand for services that we provide or work awarded under our contracts, including without limitation, the International Narcotics and Law ("INL") Enforcement, Contract Field Teams ("CFT") and Logistics Civil Augmentation Program ("LOGCAP IV") contracts;

•	changes in the demand for services provided by our joint venture partners;

•	changes due to pursuit of new commercial business in the U.S. and abroad;

•	activities of competitors and the outcome of bid protests;

•	changes in significant operating expenses;

•	impact of lower than expected win rates for new business;

•	general political, economic, regulatory and business conditions in the U.S. or in other countries in which we operate;

•	acts of war or terrorist activities, including cyber security threats;

•	variations in performance of financial markets;

•
the inherent difficulties of estimating future contract revenue and changes in anticipated revenue from indefinite delivery, indefinite quantity ("IDIQ") contracts and indefinite quantity contracts ("IQC");

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

•
statements covering our business strategy, those described in "Item 1A. Risk Factors" of this Quarterly Report and under "Item 1A. Risk Factors" in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission ("SEC") on March 14, 2014 and other risks detailed from time to time in our reports filed with SEC.

Accordingly, such forward-looking statements do not purport to be predictions of future events or circumstances and therefore, there can be no assurance that any forward-looking statements contained herein will prove to be accurate. We assume no obligation to update the forward-looking statements.

Calendar Year
We report the results of our operations using a basis where each quarterly period ends on the last Friday of the calendar quarter, except for the fourth quarter of the fiscal year, which ends on December 31. Included in this Quarterly Report are our unaudited condensed consolidated statements of operations and comprehensive income for the three months ended March 28, 2014 and March 29, 2013, the related statements of equity and cash flows for the three months ended March 28, 2014 and March 29, 2013 and the unaudited condensed consolidated balance sheets as of March 28, 2014 and December 31, 2013.

PART I. FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS.

Delta Tucker Holdings, Inc.
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended
(Amounts in thousands)	March 28, 2014	March 29, 2013
Revenue	$612,759	$932,108
Cost of services	(560,490)	(845,125)
Selling, general and administrative expenses	(33,475)	(35,544)
Depreciation and amortization expense	(11,503)	(11,848)
Earnings from equity method investees	9,747	2,446
Operating income	17,038	42,037
Interest expense	(18,017)	(19,163)
Loss on early extinguishment of debt	(172)	—
Interest income	52	18
Other income, net	889	2,098
(Loss) income before income taxes	(210)	24,990
Benefit (provision) for income taxes	89	(8,795)
Net (loss) income	(121)	16,195
Noncontrolling interests	(645)	(1,192)
Net (loss) income attributable to Delta Tucker Holdings, Inc.	$(766)	$15,003
See notes to unaudited condensed consolidated financial statements

Delta Tucker Holdings, Inc.
Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income

	Three Months Ended
(Amounts in thousands)	March 28, 2014	March 29, 2013
Net (loss) income	$(121)	$16,195
Other comprehensive income (loss):
Foreign currency translation adjustment	(34)	(411)
Other comprehensive loss, before tax	(34)	(411)
Income tax benefit related to items of other comprehensive income (loss)	94	148
Other comprehensive income (loss)	60	(263)
Comprehensive (loss) income	(61)	15,932
Comprehensive loss attributable to noncontrolling interests	(645)	(1,192)
Comprehensive (loss) income attributable to Delta Tucker Holdings, Inc.	$(706)	$14,740

See notes to unaudited condensed consolidated financial statements

Delta Tucker Holdings, Inc.
Unaudited Condensed Consolidated Balance Sheets

	As Of
(Amounts in thousands, except share data)	March 28, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$122,123	$170,845
Restricted cash	1,659	1,659
Accounts receivable, net of allowances of $1,467 and $1,621 respectively	576,875	577,136
Prepaid expenses and other current assets	122,578	124,510
Total current assets	823,235	874,150
Property and equipment, net	24,810	24,120
Goodwill	293,767	293,767
Tradenames, net	43,421	43,464
Other intangibles, net	215,689	225,239
Other assets, net	36,104	39,181
Total assets	$1,437,026	$1,499,921
LIABILITIES
Current liabilities:
Accounts payable	183,964	193,146
Accrued payroll and employee costs	119,621	114,334
Deferred income taxes	22,937	30,965
Accrued liabilities	161,707	200,533
Income taxes payable	10,143	14,020
Total current liabilities	498,372	552,998
Long-term debt, less current portion	717,272	732,272
Long-term deferred taxes	23,394	17,359
Other long-term liabilities	7,540	7,632
Total liabilities	1,246,578	1,310,261
EQUITY
Common stock, $0.01 par value – 1,000 shares authorized and 100 shares issued and outstanding at March 28, 2014 and December 31, 2013, respectively.	—	—
Additional paid-in capital	551,120	549,581
Accumulated deficit	(366,365)	(365,599)
Accumulated other comprehensive loss	(137)	(197)
Total equity attributable to Delta Tucker Holdings, Inc.	184,618	183,785
Noncontrolling interests	5,830	5,875
Total equity	190,448	189,660
Total liabilities and equity	$1,437,026	$1,499,921
See notes to unaudited condensed consolidated financial statements

Delta Tucker Holdings, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended
(Amounts in thousands)	March 28, 2014	March 29, 2013
Cash flows from operating activities
Net (loss) income	$(121)	16,195
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,741	12,289
Amortization of deferred loan costs	1,483	1,748
Earnings from equity method investees	(10,324)	(4,340)
Distributions from equity method investees	9,588	2,637
Deferred income taxes	(2,099)	7,053
Share based compensation	1,508	—
Other	18	205
Changes in assets and liabilities:
Accounts receivable	415	(88,634)
Prepaid expenses and other current assets	2,396	17,881
Accounts payable and accrued liabilities	(40,418)	(40,445)
Income taxes payable	(3,301)	1,920
Net cash used in operating activities	(29,114)	(73,491)
Cash flows from investing activities
Purchase of property and equipment	(5,764)	(514)
Purchase of software	(184)	(1,119)
Return of capital from equity method investees	1,086	—
Net cash used in investing activities	(4,862)	(1,633)
Cash flows from financing activities
Borrowings on long-term debt	—	149,800
Payments on long-term debt	(15,000)	(109,237)
Borrowings related to financed insurance	16,472	—
Payments related to financed insurance	(15,759)	(15,398)
Payment of dividends to noncontrolling interests	(459)	(1,187)
Net cash (used in) provided by financing activities	(14,746)	23,978
Net decrease in cash and cash equivalents	(48,722)	(51,146)
Cash and cash equivalents, beginning of period	170,845	118,775
Cash and cash equivalents, end of period	$122,123	$67,629

Income taxes paid (refund received), net	$5,227	$(1,178)
Interest paid	$28,631	$29,703
See notes to unaudited condensed consolidated financial statements

Delta Tucker Holdings, Inc.
Unaudited Condensed Consolidated Statements of Equity

(Amounts in thousands)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Total Equity Attributable to Delta Tucker Holdings, Inc.	Noncontrolling Interest	Total Equity
Balance at December 31, 2012	—	$—	$549,322	$(111,863)	$83	$437,542	$8,212	$445,754
Comprehensive (loss) income attributable to Delta Tucker Holdings, Inc.	—	—	—	15,003	(263)	14,740	—	14,740
Noncontrolling interests	—	—	—	—	—	—	1,192	1,192
DIFZ financing, net of tax	—	—	80	—	—	80	—	80
Dividends declared to noncontrolling interests	—	—	—	—	—	—	(1,782)	(1,782)
Balance at March 29, 2013	—	$—	$549,402	$(96,860)	$(180)	$452,362	$7,622	$459,984

(Amounts in thousands)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity Attributable to Delta Tucker Holdings, Inc.	Noncontrolling Interest	Total Equity
Balance at December 31, 2013	—	$—	$549,581	$(365,599)	$(197)	$183,785	$5,875	$189,660
Share based compensation	—	—	1,508	—	—	1,508	—	1,508
Comprehensive (loss) income attributable to Delta Tucker Holdings, Inc.	—	—	—	(766)	60	(706)	—	(706)
Noncontrolling interests	—	—	—	—	—	—	645	645
DIFZ financing, net of tax	—	—	31	—	—	31	—	31
Dividends declared to noncontrolling interests	—	—	—	—	—	—	(690)	(690)
Balance at March 28, 2014	—	$—	$551,120	$(366,365)	$(137)	$184,618	$5,830	$190,448
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
Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, we believe that all disclosures are adequate and do not make the information presented misleading. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
In the opinion of management, all adjustments necessary to fairly present our financial position as of March 28, 2014 and December 31, 2013, the results of operations and statements of comprehensive income for the three months ended March 28, 2014 and March 29, 2013 and the statements of equity and cash flows for the three months ended March 28, 2014 and March 29, 2013 have been included. The results of operations and the statements of comprehensive income for three months ended March 28, 2014 and March 29, 2013 and the statements of equity and cash flows for the three months ended March 28, 2014 and March 29, 2013 are not necessarily indicative of the results to be expected for the full calendar year or for any future periods. We use estimates and assumptions required for preparation of the financial statements. The estimates are primarily based on historical experience and business knowledge and are revised as circumstances change. Our actual results may differ from these estimates.
Principles of Consolidation
The unaudited condensed consolidated financial statements include the accounts of both our domestic and foreign subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The Company has investments in joint ventures that are variable interest entities ("VIEs"). The VIE investments are accounted for in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 810 — Consolidation. In cases where the Company has (i) the power to direct the activities of the VIE that most significantly impact its economic performance and (ii) the obligation to absorb losses of the VIE that could potentially be significant or the right to receive benefits from the entity that could potentially be significant to the VIE, the Company consolidates the entity. Alternatively, in cases where all of the aforementioned criteria are not met, the investment is accounted for under the equity method.
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

Noncontrolling interests
We record the impact of our partners' interest in less than wholly owned consolidated VIEs as noncontrolling interests. Currently, DynCorp International FZ-LLC ("DIFZ") is our only consolidated VIE for which we do not own 100% of the entity. We hold 25% ownership interest in DIFZ. We continue to consolidate DIFZ as we still exercise power over activities that significantly impact DIFZ’s economic performance and have the obligation to absorb losses or receive benefits of DIFZ that could potentially be significant to DIFZ. Noncontrolling interests is presented on the face of the statement of operations as an increase or reduction in arriving at net income attributable to Delta Tucker Holdings, Inc. Noncontrolling interests on the balance sheet is located in the equity section. See Note 10 for further discussion regarding DIFZ.
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
The following table presents the aggregate gross favorable and unfavorable adjustments to income before income taxes resulting from changes in estimates for the three and three months ended March 28, 2014 and March 29, 2013.

	Three Months Ended
(Amounts in millions)	March 28, 2014	March 29, 2013
Gross favorable adjustments	$2.4	$12.3
Gross unfavorable adjustments	(3.6)	(9.1)
Net adjustments	$(1.2)	$3.2
Accounting Policies
There have been no material changes to our significant accounting policies from those described in our Annual Report on Form 10-K for the year ended December 31, 2013.
Accounting Developments
Accounting standards issued but not effective until after March 28, 2014 are not expected to have a material impact on our financial position, results of operations or liquidity.

Note 2 — Composition of Certain Financial Statement Captions
The following tables present financial information of certain consolidated balance sheet captions.
Prepaid expenses and other current assets — Prepaid expenses and other current assets were:

	As Of
(Amounts in thousands)	March 28, 2014	December 31, 2013
Prepaid expenses	$32,559	$29,611
Income tax refunds receivable	7,396	7,334
Inventories	28,793	27,008
Aircraft parts inventory held on consignment	2,367	2,404
Work-in-process inventory	27,313	28,444
Joint venture receivables	2,661	2,251
Assets held for sale	3,017	3,017
Other current assets	18,472	24,441
Total prepaid expenses and other current assets	$122,578	$124,510
Prepaid expenses include prepaid insurance, prepaid vendor deposits, and prepaid rent, none of which individually exceed 5% of current assets.

We value our inventory at lower of cost or market. Included in inventory as of March 28, 2014 and December 31, 2013, are seven helicopters, currently valued at $5.6 million that are currently not deployed on any existing programs. During the first quarter of 2014, the Company sold one of the helicopters, which was pending final funding and transfer of title as of March 28, 2014. The Company also has six helicopters classified as held for sale as of March 28, 2014 and December 31, 2013 that were previously deployed on an existing program.
The aircraft parts inventory held on consignment represents $2.4 million in inventory related to our former Life Cycle Support Services ("LCCS") Navy contract as of March 28, 2014 and December 31, 2013, respectively. Work-in-process inventory includes equipment for vehicle modifications for specific customers and other deferred costs related to certain contracts. Other current assets includes a $9.4 million and $9.8 million insurance receivable related to a settlement of certain legal matters as of March 28, 2014 and December 31, 2013, respectively. See Note 8 for further legal discussion.
Property and equipment, net — Property and equipment, net were:

	As Of
(Amounts in thousands)	March 28, 2014	December 31, 2013
Helicopters	$4,007	$4,007
Computers and other equipment	14,887	14,258
Leasehold improvements	17,967	17,585
Office furniture and fixtures	4,052	3,006
Gross property and equipment	40,913	38,856
Less accumulated depreciation	(16,103)	(14,736)
Total property and equipment, net	$24,810	$24,120
Property and equipment, net also includes the accrual for property additions of $0.2 million and $3.8 million for the periods ended March 28, 2014 and December 31, 2013, respectively. Depreciation expense, including certain depreciation amounts classified as Cost of services, was $1.4 million and $1.5 million during the three months ended March 28, 2014 and March 29, 2013, respectively.
Other assets, net — Other assets, net were:

	As Of
(Amounts in thousands)	March 28, 2014	December 31, 2013
Deferred financing costs, net	$15,871	$17,526
Investment in affiliates	12,551	13,477
Palm promissory note, long-term portion	2,525	2,731
Other	5,157	5,447
Total other assets, net	$36,104	$39,181
Deferred financing costs are amortized through interest expense. Amortization related to deferred financing costs was $1.5 million and $1.7 million during the three months ended March 28, 2014 and March 29, 2013, respectively. Deferred financing costs for the three months ended March 28, 2014 were reduced by $0.2 million, related to the pro rata write–off of deferred financing costs to loss on early extinguishment of debt as a result of the $15.0 million in principal prepayment made on the term loan facility ("the Term Loan") during the three months ended March 28, 2014. See Note 7 for further discussion of our debt.
Accrued payroll and employee costs — Accrued payroll and employee costs were:

	As Of
(Amounts in thousands)	March 28, 2014	December 31, 2013
Wages, compensation and other benefits	$97,084	$93,007
Accrued vacation	21,608	20,383
Accrued contributions to employee benefit plans	929	944
Total accrued payroll and employee costs	$119,621	$114,334

Accrued liabilities — Accrued liabilities were:

	As Of
(Amounts in thousands)	March 28, 2014	December 31, 2013
Customer liabilities	$61,738	$61,856
Accrued insurance	21,050	40,120
Accrued interest	12,508	24,641
Unrecognized tax benefit	10,020	10,132
Contract losses	8,171	13,738
Legal reserves	13,711	14,147
Subcontractor retention	4,328	4,300
Financed insurance	6,876	6,162
Other	23,305	25,437
Total accrued liabilities	$161,707	$200,533
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
Other long-term liabilities
As of March 28, 2014 and December 31, 2013, Other long-term liabilities were $7.5 million and $7.6 million, respectively. Other long-term liabilities are primarily due to our obligations in connection with the restructuring plan entered into in 2013 including long-term leasehold obligation related to our new Tysons Corner facility in McLean, Virginia, of $4.6 million and $4.7 million as of March 28, 2014 and December 31, 2013, respectively.
During the fourth quarter of calendar year 2013, the Company vacated the previously occupied properties at various locations and consolidated to the new Tysons Corner location. Additionally, in April of 2014 we entered into an agreement to buy out our previous headquarter facility lease. Costs associated with vacating these properties, such as lease vacancy obligations, net of estimated sublease rental assumptions as well as the buyout were approximately $8.9 million for the period ended March 28, 2014 and are included within Other accrued liabilities above.
As a result of the restructuring plan, we recorded a postemployment benefit expense of $1.1 million during the period ended March 28, 2014, related to severance in accordance with ASC 712 - Compensation which was included in Selling, general and administrative expenses in the statements of operations. Additionally, we accrued approximately $0.9 million in accordance with ASC 712 for estimated future payments.

Note 3 — Goodwill and Other Intangible Assets
The Company has three operating and reporting segments; DynAviation, DynLogistics and DynGlobal. DynAviation and DynLogistics provide services domestically and in foreign countries primarily under contracts with the U.S. government. The initial focus of DynGlobal is the pursuit and growth of international and commercial business.
Our current structure includes seven reporting units for which we assess goodwill for potential impairment. Our DynAviation segment includes two reporting units, our DynLogistics segment includes four reporting units and there is no goodwill recorded at the DynGlobal segment.
We assess goodwill and other intangible assets with indefinite lives for impairment annually in October or when an event occurs or circumstances change that would suggest a triggering event. If a triggering event is identified, a step one assessment is performed to identify any possible goodwill impairment in the period in which the event is identified.
In connection with our annual assessment of goodwill during the fourth quarter of each year, we update our key assumptions, including our forecasts of revenue and income for each reporting unit. There can be no assurance that the revenue estimates and assumptions regarding forecasted cash flows, the period or strength of the U.S. defense spending, and other inputs used in forecasting the present value of forecasted cash flows will prove to be accurate projections of future performance.

During our annual goodwill impairment test performed during the fourth quarter of 2013, we noted significant changes to our assumptions and projections for the Air Operations ("AO") reporting unit that resulted in a non-cash impairment charge of $281.5 million for the year ended December 31, 2013. Any further negative changes to this contract, such as the loss of the contract during re-compete or additional de-scope notifications from the customer, could yield operating results that differ from our projected forecasts and further result in a triggering event and an additional impairment.
The estimated fair values of each of our remaining reporting units substantially exceed their respective carrying values with the exception of one of our reporting units within the DynLogistics segment which represented a carrying value of $120.6 million in goodwill as of March 28, 2014 and December 31, 2013. The estimated fair value of goodwill for this reporting unit exceeded its carrying value by approximately 15%. The projections for this reporting unit include significant estimates related to new business opportunities which are the basis for the discount rate assumptions currently applied and the Company has assessed this risk as one of the variables in establishing the discount rate. If the Company is unsuccessful in obtaining these opportunities in 2014, a triggering event could be identified and a step one assessment would be performed to identify any possible goodwill impairment in the period in which the event is identified.
During the three months ended March 28, 2014, there were no indicators of goodwill impairment of any of the Company's reporting units.
The carrying amounts of goodwill for each of our segments as of March 28, 2014 were as follows:

(Amounts in thousands)	DynAviation	DynLogistics	Total
Goodwill balance as of December 31, 2013	$160,932	$132,835	$293,767
Changes between January 1, 2014 and March 28, 2014	—	—	—
Goodwill balance as of March 28, 2014	$160,932	$132,835	$293,767

The following tables provide information about changes relating to certain intangible assets:

	As of March 28, 2014
(Amounts in thousands, except years)	Weighted Average Remaining Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net
Other intangible assets:
Customer-related intangible assets	5.3	$350,912	$(148,039)	$202,873
Other
Finite-lived	7.0	20,629	(12,872)	7,757
Indefinite-lived		$5,059	$—	$5,059
Total other intangibles		$376,600	$(160,911)	$215,689

Tradenames:
Finite-lived	1.1	$869	$(670)	$199
Indefinite-lived		43,222	—	43,222
Total tradenames		$44,091	$(670)	$43,421

	As of December 31, 2013
(Amounts in thousands, except years)	Weighted Average Remaining Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net
Other intangible assets:
Customer-related intangible assets	5.6	$350,912	$(138,623)	$212,289
Other
Finite-lived	6.3	22,042	(14,151)	7,891
Indefinite-lived		5,059	—	5,059
Total other intangibles		$378,013	$(152,774)	$225,239

Tradenames:
Finite-lived	1.4	$869	$(627)	$242
Indefinite-lived		43,222	—	43,222
Total tradenames		$44,091	$(627)	$43,464
Amortization expense for customer-related intangibles, other intangibles and finite-lived tradenames was $10.4 million and $10.8 million for the three months ended March 28, 2014 and March 29, 2013, respectively. Other intangibles are primarily representative of our capitalized software which had a net carrying value of $7.8 million and $7.9 million as of March 28, 2014 and December 31, 2013, respectively.
Estimated aggregate future amortization expense for finite lived assets subject to amortization are $34.0 million for the nine months ending December 31, 2014, $41.8 million in 2015, $38.4 million in 2016, $36.0 million in 2017, $28.4 million in 2018 and $32.2 million thereafter.

Note 4 — Income Taxes
The domestic and foreign components of (Loss) Income before income taxes are as follows:

	Three Months Ended
(Amounts in thousands)	March 28, 2014	March 29, 2013
Domestic	$(553)	$26,421
Foreign	343	(1,431)
(Loss) income before income taxes	$(210)	$24,990

The provision for income taxes consists of the following:

	Three Months Ended
(Amounts in thousands)	March 28, 2014	March 29, 2013
Current portion:
Federal	$—	$—
State	7	(228)
Foreign	(1,996)	(1,367)
	$(1,989)	$(1,595)
Deferred portion:
Federal	$2,079	$(7,090)
State	(1)	(114)
Foreign	—	4
	2,078	(7,200)
Benefit (provision) from income taxes	$89	$(8,795)
Deferred tax liabilities, net consist of the following:

	As Of
(Amounts in thousands)	March 28, 2014	December 31, 2013
Current deferred tax liabilities, net	$(22,937)	$(30,965)
Non-current deferred tax liabilities, net	(23,394)	(17,359)
Deferred tax liabilities, net	$(46,331)	$(48,324)
A reconciliation of the statutory federal income tax rate to our effective rate is provided below:

	Three Months Ended
	March 28, 2014	March 29, 2013
Statutory rate	35.0%	35.0%
State income tax, less effect of federal deduction	3.0%	1.4%
Nondeductible expenses	4.2%	1.5%
Other	(0.1)%	(2.7)%
Effective tax rate	42.1%	35.2%
During the three months ended March 28, 2014, we made no estimated federal income tax payments.
In evaluating our deferred tax assets, we assess the need for any related valuation allowances or adjust the amount of any allowances, if necessary. We assess such factors as the scheduled reversal of deferred tax liabilities (including the impact of available carry back and carry forward periods), projected future taxable income and available tax planning strategies in determining the need for or sufficiency of a valuation allowance. Based on this assessment, we concluded that no valuation allowance was necessary as of March 28, 2014.
As of March 28, 2014 and December 31, 2013, we had $9.4 million and $9.5 million of total unrecognized tax benefits, respectively, of which $2.6 million and $2.7 million, respectively, would impact our effective tax rate if recognized. We anticipate that all $9.4 million of unrecognized tax benefits will be settled in the next twelve months.
On January 22, 2014, a tax assessment from the Large Tax Office of the Afghanistan Ministry of Finance was received, seeking $64.2 million in taxes and penalties specific to one of our business licenses in Afghanistan for periods between 2009 to 2012. We filed our initial appeal of the assessment on February 19, 2014. Based on our initial assessment, we believe that the Company’s position meets the benefit recognition criteria. A portion of the current year liability for uncertain tax positions relates to a measurement liability related to an asserted dividend withholding. See further discussion in Note 8.

Note 5 — Accounts Receivable
Accounts receivable, net consisted of the following:

	As Of
(Amounts in thousands)	March 28, 2014	December 31, 2013
Billed	$177,853	$179,586
Unbilled	399,022	397,550
Total accounts receivable, net	$576,875	$577,136
Unbilled receivables as of March 28, 2014 and December 31, 2013 include $53.8 million and $41.6 million, respectively, related to costs incurred on projects for which we have been requested by the customer to begin new work or extend work under an existing contract and for which formal contracts, contract modifications or other contract actions have not been executed as of the end of the respective periods. As of March 28, 2014 and December 31, 2013, respectively, we had no contract claims outstanding with associated receivable balances.
The balance of unbilled receivables consists of costs and fees billable immediately upon contract completion or other specified events, all of which are expected to be billed and collected within one year, except items that may result in a request for equitable adjustment or formal claim. We do not believe we have significant exposure to credit risk as our receivables are primarily with the U.S. government. Our largest contract, LOGCAP IV, accounted for approximately 33% and 34% of total unbilled receivables as of March 28, 2014 and December 31, 2013, respectively.

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
Fair Value of Financial Instruments
Our financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable, and borrowings. Because of the short-term nature of cash and cash equivalents, accounts receivable, and accounts payable, the fair value of these instruments approximates the carrying value. Our estimate of the fair value of our long-term debt is based on Level 1 and Level 2 inputs, as defined above.

	As Of
	March 28, 2014		December 31, 2013
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
10.375% senior unsecured notes	$455,000	$473,200	$455,000	$468,650
Term Loan	262,272	263,583	277,272	278,658
Total long-term debt	$717,272	$736,783	$732,272	$747,308

Note 7 — Long-Term Debt
Long-term debt consisted of the following:

	As Of
(Amounts in thousands)	March 28, 2014	December 31, 2013
10.375% senior unsecured notes	$455,000	$455,000
Term loan	262,272	277,272
Total long-term debt	$717,272	$732,272

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
The Senior Credit Facility is secured by substantially all of our assets and is guaranteed by substantially all of our subsidiaries. As of March 28, 2014, the Senior Credit Facility provided for a $262.3 million term loan facility and the $181.0 million Revolver, which includes a $100.0 million letter of credit subfacility. As of March 28, 2014 and December 31, 2013, the additional available borrowing capacity under the Senior Credit Facility was approximately $146.2 million and $144.6 million, respectively, which includes $34.8 million and $36.4 million, respectively, in issued letters of credit. Amounts borrowed under the Revolver are used to fund operations. The maturity date on both the Term Loan and the Revolver is July 7, 2016.
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
The Eurocurrency Rate is the rate per annum equal to the British Bankers Association London Interbank Offered Rate ("BBA LIBOR") as published by Reuters (or other commercially available source providing quotations of BBA LIBOR as designated by the Administrative Agent from time to time) two business days prior to the commencement of such interest period. The variable Eurocurrency Rate has a floor of 1.75%. As of March 28, 2014 and December 31, 2013, the applicable interest rate on the Term Loan was 6.25%.

Interest Rates on Letter of Credit Subfacility and Unused Commitment Fees
The letter of credit subfacility bears interest at the applicable margin for Eurocurrency Rate loans, which ranges from 4.0% to 4.5%. The unused commitment fee on our Revolver ranges from 0.50% to 0.75% depending on the Secured Leverage Ratio, as defined in the Senior Credit Facility. Payments on both the letter of credit subfacility and unused commitments are payable quarterly in arrears. The applicable interest rate for our letter of credit subfacility was 4.25% as of March 28, 2014 and December 31, 2013, respectively. The applicable interest rate for our unused commitment fees was 0.50% as of March 28, 2014 and December 31, 2013, respectively. All of our letters of credit are also subject to a 0.25% fronting fee.
Principal Payments
Pursuant to our Term Loan facility, quarterly principal payments are required. However, certain principal prepayments made during the year ended December 30, 2011 were applied to the future scheduled maturities and satisfied our responsibility to make quarterly principal payments through July 7, 2016.
During the three months ended March 28, 2014 we made a principal prepayment of $15.0 million on the Term Loan facility. We made no principal prepayments or quarterly principal payments on the Term Loan facility during the three months ended March 29, 2013. Deferred financing costs associated with the prepayment totaled $0.2 million and were expensed and included in the Loss on early extinguishment of debt in our consolidated statement of operations for the three months ended March 28, 2014.

Our Senior Credit Facility contains an annual requirement to submit a portion of our Excess Cash Flow, as defined in the Senior Credit Facility, as additional principal payments. Based on our annual financial results and the additional principal prepayments made during the year ended December 31, 2013, we are not required to make any additional principal payments under the Excess Cash Flow requirement during calendar year 2014. Certain other transactions can trigger mandatory principal payments such as tax refunds, a disposition of a portion of our business or a significant asset sale. We had no such transactions during the three months ended March 28, 2014.
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
As of March 28, 2014 our total leverage ratio, cannot be greater than 4.50 to 1.00 after which, the maximum total leverage diminishes quarterly or semi-annually to a maximum of 3.75 to 1.00 beginning September 26, 2015. The Amendment made adjustments to the levels at which the maximum total leverage diminishes over the remainder of the facility.
The interest coverage ratio is the ratio of Consolidated EBITDA to Consolidated Interest Expense, as defined in the Senior Credit Facility. The interest coverage ratio as of March 28, 2014, must not be less than 2.00 to 1.00 through the period ending June 27, 2014, after which, the minimum total interest coverage ratio increases to 2.05 to 1.00 through March 27, 2015 and 2.25 to 1.00 thereafter.
In the event we fail to comply with the covenants specified in the Senior Credit Facility and the indenture governing our Senior Unsecured Notes, we may be in default. As of March 28, 2014, we were in compliance with our financial covenants.
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
The fair value of the Senior Unsecured Notes is based on their quoted market value. As of March 28, 2014 and December 31, 2013, the quoted market value of the Senior Unsecured Notes was approximately 104.0% and 103.0%, respectively, of stated value.
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

Note 8 — Commitments and Contingencies
Commitments
We have operating leases for the use of real estate and certain property and equipment which are either non-cancelable or cancelable only by the payment of penalties or cancelable upon one month’s notice. All lease payments are based on the lapse of time but include, in some cases, payments for insurance, maintenance and property taxes. There are no purchase options on operating leases at favorable terms, but most leases have one or more renewal options. Certain leases on real estate are subject to annual escalations for increases in base rents, utilities and property taxes. Lease rental expense was $29.7 million and $46.5 million for the three months ended March 28, 2014 and March 29, 2013, respectively. We have no significant long-term purchase agreements with service providers.

Contingencies
General Legal Matters
We are involved in various lawsuits and claims that arise in the normal course of business. We have established reserves for matters in which it is believed that losses are probable and can be reasonably estimated. Reserves related to these matters have been recorded in Other accrued liabilities totaling approximately $13.7 million and $14.1 million as of March 28, 2014 and December 31, 2013, respectively. We believe that appropriate accruals have been established for such matters based on information currently available; however, some of the matters may involve compensatory, punitive, or other claims or sanctions that if granted, could require us to pay damages or make other expenditures in amounts that could not be reasonably estimated at March 28, 2014. These accrued reserves represent the best estimate of amounts believed to be our liability in a range of expected losses. In addition to matters that are considered probable and that can be reasonably estimated, we also have certain matters considered reasonably possible. Other than matters disclosed below, we believe the aggregate range of possible loss related to matters considered reasonably possible was not material as of March 28, 2014. Litigation is inherently unpredictable and unfavorable resolutions could occur. Accordingly, it is possible that an adverse outcome from such proceedings could (i) exceed the amounts accrued for probable matters; or (ii) require a reserve for a matter we did not originally believe to be probable or could be reasonably estimated. Such changes could be material to our financial condition, results of operations and cash flows in any particular reporting period. Our view of the matters not specifically disclosed could possibly change in future periods as events thereto unfold.
Pending Litigation and Claims
On December 4, 2006, December 29, 2006, March 14, 2007 and April 24, 2007, four lawsuits were served, seeking unspecified monetary damages against DynCorp International LLC and several of its former affiliates in the U.S. District Court for the Southern District of Florida, concerning the spraying of narcotic plant crops along the Colombian border adjacent to Ecuador. Three of the lawsuits, filed on behalf of the Provinces of Esmeraldas, Sucumbíos, and Carchi in Ecuador, allege violations of Ecuadorian law, International law, and statutory and common law tort violations, including negligence, trespass, and nuisance. The fourth lawsuit, filed on behalf of citizens of the Ecuadorian provinces of Esmeraldas and Sucumbíos, alleges personal injury, various counts of negligence, trespass, battery, assault, intentional infliction of emotional distress, violations of the Alien Tort Claims Act and various violations of International law. The four lawsuits were consolidated, and based on our motion granted by the court, the case was subsequently transferred to the U.S. District Court for the District of Columbia. On March 26, 2008, a First Amended Consolidated Complaint was filed that identified 3,266 individual plaintiffs. As of January 12, 2010, 1,256 of the plaintiffs were dismissed by court orders and, on September 15, 2010, the Provinces of Esmeraldas, Sucumbíos, and Carchi were dismissed by court order. We filed multiple motions for summary judgment and, on February 15, 2013, the court granted summary judgment and dismissed all claims. On March 18, 2013, the plaintiffs filed a notice of appeal with the U.S. Court of Appeals for the District of Columbia. The appeal is currently pending. The amended complaint does not demand any specific monetary damages; however, a court decision against us could have a material effect on our results of operations and financial condition, if we are unable to obtain reimbursement from the DoS. The aerial spraying operations were and continue to be managed by us under a DoS contract in cooperation with the Colombian government. The DoS contract provides indemnification to us against third-party liabilities arising out of the contract, subject to available funding as well as potential apportionment of damages to multiple defendants. At this time, we believe the likelihood of an unfavorable outcome in this case is remote.
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
In 2009, we terminated for cause a contract to build the Akwa Ibom International Airport for the State of Akwa Ibom in Nigeria. Consequently, we terminated certain subcontracts and purchase orders the customer advised us it did not want to assume. Our termination of certain subcontracts not assumed by the customer, including our actions to recover against advance payment and performance guarantees established by the subcontractors for our benefit, was challenged in certain instances. In December 2011, the customer filed arbitration alleging fraud, gross negligence, contract violations, and conversion of funds and asserted damages of approximately $150 million. We believe our right to terminate this contract was justified and permissible under the terms of the contract, and we intend to vigorously contest the claims brought against us. Additionally, we believe the contract limits any damages to a maximum of $3 million, except in situations of gross negligence and willful misconduct. As of March 28, 2014 and December 31, 2013, we have recorded an immaterial liability for this matter and believe the likelihood of loss for amounts in excess of this accrual, up to the amount limited by the contract, is reasonably possible.
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
In February 2014, the Company received a judgment related to a past helicopter accident in Aviano, Italy. As of March 28, 2014 and December 31, 2013, we have recorded a liability for $9.4 million and $9.8 million related to this matter, respectively. This matter is fully insured and a corresponding receivable from the insurance company is recorded within Other current assets. In April 2014, the insurance company paid out the settlement amounts and the case is now considered closed.
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
We have received a series of final audit reports from the DCAA, some of which have resulted in Form 1s, related to their examination of certain incurred, invoiced and reimbursed costs on our CivPol program for periods ranging from April 17, 2004 through April 2, 2010. The Form 1's identify several cost categories where the DCAA has asserted instances of potential deviations from the explicit terms of the contract or from certain provisions of government regulations. The asserted amounts are derived from extrapolation methodologies used to estimate potential exposure amounts for the cost categories which when aggregated for all Form 1's and demand letters total approximately $185.8 million. Over the past year, the Company has worked with the DCAA in resolving matters inclusive in the Form 1s. We have provided responses to the DCAA for each letter, in which we have articulated our position on each issue and have attempted to answer their questions and provide clarification of the facts to resolve the issues raised. We have also sought to obtain clarification from our customer through formal contract modifications in an attempt to assist the DCAA in closing these issues. We believe the majority of these issues will continue to be resolved and thus represent loss contingencies that we consider remote. For the remaining issues, which total approximately $19.1 million, we believe the DCAA did not consider certain contractual provisions and long standing patterns of dealing with the customer. Since we cannot reasonably estimate the DCAA's acceptance of our initial responses and the ultimate outcome related to these remaining issues we believe these items represent loss contingencies that we consider reasonably possible. We continue to work with the customer and the DCAA to resolve any remaining questions they may have and provide clarification of the facts and circumstances surrounding the issues.
On April 30, 2013, we received several demand Form 1s from DCAA disapproving approximately $152.0 million of cost incurred by the Company for the periods ranging between 2000 to 2011 on the War Reserve Materiel program for concerns on items such as the adequacy of documentation and reasonableness of costs. We have responded to the Form 1s and are awaiting a contracting officer's final decision. Based on our initial assessment, we believe a substantial portion of these items represent loss contingencies that we consider remote. We believe the remaining portion of these items represent loss contingencies that we consider reasonably possible; however, a reasonable estimate of loss or range of loss cannot be made at this time as we cannot reasonably estimate the ultimate outcome related to the issues raised in the Form 1s.

Foreign Contingencies
On January 22, 2014, a tax assessment from the Large Tax Office of the Afghanistan Ministry of Finance (“MOF”) was received, seeking $64.2 million in taxes and penalties specific to one of our business licenses in Afghanistan for periods between 2009 and 2012. We filed our initial appeal of the assessment with the MOF on February 19, 2014. On February 23, 2014 the MOF rejected our initial appeal; however, it does not change our position or strategy for addressing the MOF’s concerns with regards to these tax matters. The majority of this assessment was income tax related; however, $10.2 million of the assessed amount is non-income tax related and represents loss contingencies that we consider reasonably possible. A reasonable estimate of loss or range of loss cannot be made at this time as we cannot reasonably estimate the ultimate outcome related to the issues assessed.
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
Risk Management Liabilities and Reserves
We are insured for domestic workers' compensation liabilities and a significant portion of our employee medical costs. However, we bear risk for a portion of claims pursuant to the terms of the applicable insurance contracts. We account for these programs based on actuarial estimates of the amount of loss inherent in that period’s claims, including losses for which claims have not been reported. These loss estimates rely on actuarial observations of ultimate loss experience for similar historical events. We limit our risk by purchasing stop-loss insurance policies for significant claims incurred for both domestic workers' compensation liabilities and medical costs. Our exposure under the stop-loss policies for domestic workers' compensation and medical costs is limited based on fixed dollar amounts. For domestic workers' compensation and employers' liability under state and federal law, the fixed dollar amount of stop-loss coverage is $1.0 million per occurrence on most policies; but, $0.25 million on a California based policy. For medical costs, the fixed dollar amount of stop-loss coverage is from $0.25 million to $0.75 million for total costs per covered participant per calendar year.

Note 9 — Segment Information
The Company has three operating and reporting segments; DynAviation, DynLogistics and DynGlobal. The reporting segments are the same as the operating segments. DynAviation and DynLogistics segments operate principally within a regulatory environment subject to governmental contracting and accounting requirements, including Federal Acquisition Regulations, Cost Accounting Standards and audits by various U.S. federal agencies. The DynGlobal segment focuses on the pursuit and growth of the international and commercial business. The current revenue, operating income, depreciation and amortization and assets associated with the DynGlobal segment for the three months ended March 28, 2014 were not material and as such are presented in Headquarters/ Other within the tables below.
The following is a summary of the financial information of the reportable segments reconciled to the amounts reported in the condensed consolidated financial statements:

	Three Months Ended
(Amounts in thousands)	March 28, 2014	March 29, 2013
Revenue
DynLogistics	$317,168	$567,057
DynAviation	295,735	367,677
Headquarters / Other (1)	(144)	(2,626)
Total revenue	$612,759	$932,108

Operating income
DynLogistics	$12,029	$18,529
DynAviation	11,288	32,761
Headquarters / Other (2)	(6,279)	(9,253)
Total operating income	$17,038	$42,037

Depreciation and amortization
DynLogistics	$12	$228
DynAviation	365	305
Headquarters / Other	11,364	11,756
Total depreciation and amortization (3)	$11,741	$12,289

(1)
Represents revenue earned on shared services arrangements for general and administrative services provided to unconsolidated joint ventures and elimination of intercompany items between segments. Additionally, revenue for our DynGlobal segment during the three months ended March 28, 2014 is currently included in Headquarters/Other.

(2)
Headquarters operating expenses primarily relate to amortization of intangible assets and other costs that are not allocated to segments and are not billable to our U.S. government customers. Additionally, operating income for our DynGlobal segment in support of the development of this business during the three months ended March 28, 2014 are currently included in Headquarters/Other.

(3)	Includes amounts included in Cost of services of $0.2 million and $0.4 million for the three months ended March 28, 2014 and March 29, 2013, respectively.
The following is a summary of the assets of the reportable segments reconciled to the amounts reported in the consolidated financial statements:

	As Of
(Amounts in thousands)	March 28, 2014	December 31, 2013
Assets
DynLogistics	$561,572	$591,304
DynAviation	476,092	447,646
Headquarters / Other (1)	399,362	460,971
Total assets	$1,437,026	$1,499,921

(1)
Assets primarily include cash, investments in unconsolidated subsidiaries, deferred tax liabilities, intangible assets (excluding goodwill) and deferred debt issuance costs. Additionally, assets for our DynGlobal segment, in support of the development of the business, during the three months ended March 28, 2014 is currently included in Headquarters/Other.

Note 10 — Related Parties, Joint Ventures and Variable Interest Entities
Consulting Fee
The Company has a Master Consulting and Advisory Services agreement ("COAC Agreement") with Cerberus Operations and Advisory Company, LLC where, pursuant to the terms of the agreement, they make personnel available to us for the purpose of providing reasonably requested business advisory services. The services are priced on a case by case basis depending on the requirements of the project and agreements in pricing. We incurred $0.7 million and $1.2 million in conjunction with the COAC Agreement during the three months ended March 28, 2014 and March 29, 2013, respectively.
Joint Ventures and Variable Interest Entities
We account for our investments in VIEs in accordance with ASC 810 - Consolidation. In cases where we have (i) the power to direct the activities of the VIE that most significantly impact its economic performance and (ii) the obligation to absorb losses of the VIE that could potentially be significant or the right to receive benefits from the entity that could potentially be significant to the VIE, we consolidate the entity. Alternatively, in cases where all of the aforementioned criteria are not met, the investment is accounted for under the equity method. As of March 28, 2014, we accounted for PaTH, CRS, Babcock, GRS and GLS as equity method investments. Alternatively, we consolidated DIFZ based on the aforementioned criteria. We present our share of the PaTH, CRS, GRS and GLS earnings in Earnings from equity method investees as these joint ventures are considered operationally integral. Alternatively, we present our share of the Babcock earnings in Other income, net as it is not considered operationally integral.
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
Babcock is a joint venture formed in January 2005 and currently provides services to the British Ministry of Defense. The economic rights in the Babcock joint venture are not considered operationally integral to the Company.
Receivables due from our unconsolidated joint ventures totaled $2.7 million and $2.3 million as of March 28, 2014 and December 31, 2013, respectively. These receivables are a result of items purchased and services rendered by us on behalf of our unconsolidated joint ventures. We have assessed these receivables as having minimal collection risk based on our historic experience with these joint ventures and our inherent influence through our ownership interest. The related revenue we earned from our unconsolidated joint ventures totaled, $2.0 million and $0.6 million during the three months ended March 28, 2014 and March 29, 2013, respectively. The related cost of services was $1.9 million and $0.5 million during the three months ended March 28, 2014 and March 29, 2013, respectively. Additionally, we earned $10.3 million and $4.3 million in equity method income (includes operationally integral and non-integral income) during the three months ended March 28, 2014 and March 29, 2013, respectively,
GLS’ revenue was $4.8 million and $13.4 million during the three months ended March 28, 2014 and March 29, 2013, respectively. GLS’ operating (loss)/income was $(1.5) million and $1.4 million during the three months ended March 28, 2014 and March 29, 2013, respectively. GLS’ net (loss)/income was $(1.5) million and $1.4 million during the three months ended March 28, 2014 and March 29, 2013, respectively. GLS paid cash dividends of $18.8 million during the three months ended March 28, 2014. Based on our 51% ownership in GLS, the Company recognized $9.6 million in equity method income during the three months ended March 28, 2014.

In October 2011, the DCAA issued GLS a Form 1 in the amount of $95.9 million which pertained to inconsistencies of certain contractual requirements and withheld a portion of outstanding invoices until the Form 1 was resolved. In February 2012, the DCAA issued GLS a second Form 1 in the amount of $102.0 million, asserting inconsistencies with labor related costs for the fiscal year ended April 3, 2009. GLS did not agree with the DCAA's findings on either of the Form 1s and continued to work with the DCAA and the customer to provide clarification and resolve both matters. In February 2014, final determination was received from the DCAA's Contracting Officer on the outstanding Form 1s resulting in total withholdings of $0.3 million and allowing GLS to submit invoices totaling $19.1 million for recovery of previous invoices. The Form 1s are now considered closed.
We currently hold one promissory note from Palm Trading Investment Corp, which had an aggregate initial value of $9.2 million. The note is included in (i) Prepaid expenses and other current assets and in (ii) Other assets on our unaudited condensed consolidated balance sheet for the short and long-term portions, respectively. The loan balance outstanding was $3.3 million and $3.5 million as of March 28, 2014 and December 31, 2013, respectively, reflecting the initial value plus accrued interest, less payments against the promissory note. The fair value of the note receivable is not materially different from its carrying value.
As discussed above and in accordance with ASC 810 - Consolidation, we consolidate DIFZ. The following tables present selected financial information for DIFZ as of March 28, 2014 and December 31, 2013 and for the three months ended March 28, 2014 and March 29, 2013:

	As of
(Amounts in millions)	March 28, 2014	December 31, 2013
Assets	$28.4	$25.9
Liabilities	24.7	22.2

	Three Months Ended
(Amounts in millions)	March 28, 2014	March 29, 2013
Revenue	$82.4	$113.8
The following tables present selected financial information for our equity method investees as of March 28, 2014 and December 31, 2013 and for the three months ended March 28, 2014 and March 29, 2013:

	As of
(Amounts in millions)	March 28, 2014	December 31, 2013
Current assets	$92.2	$86.3
Total assets	93.7	88.2
Current liabilities	69.9	44.5
Total liabilities	69.9	44.5

	Three Months Ended
(Amounts in millions)	March 28, 2014	March 29, 2013
Revenue	$78.7	$161.2
Gross profit	5.3	14.2
Net income	3.2	10.9
Many of our joint ventures and VIEs only perform on a single contract. The modification or termination of a contract under a joint venture or VIE could trigger an impairment in the fair value of our investment in these entities. In the aggregate, our maximum exposure to losses as a result of our investment consists of our (i) $12.6 million investment in unconsolidated subsidiaries, (ii) $2.7 million in receivables from our unconsolidated joint ventures, (iii) $3.3 million note receivable from Palm Trading Investment Corp. and (iv) contingent liabilities that were neither probable nor reasonably estimable as of March 28, 2014.

Note 11 — Share Based Payments
On December 17, 2013 DynCorp Management LLC authorized 100,000 Class B shares as available for issuance to certain members of management and outside directors of Defco Holdings, Inc. (“Defco Holdings”), its non-member manager, and its subsidiaries, including Delta Tucker Holdings, Inc. All of DynCorp International Inc.'s issued and outstanding common stock is owned by the Company, and all of the Company's issued and outstanding common stock is owned by our parent, Holdings. The grant and vesting of the awards is contingent upon the executives' consent to the terms and conditions set forth in the Class B interests agreements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2013.
In accordance with the provisions of ASC Topic 718, “Compensation—Stock Compensation” we estimate the grant date fair value of the Class B shares using a Monte Carlo simulation, which takes into account subjective assumptions, including the estimated life of the interest and the expected volatility of the underlying stock over the estimated life of the option.

A summary of the Class B share activity for the three months ended March 28, 2014 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value per share	Contractual Term (years)
Outstanding at 12/31/2013	3,144	594.70
Granted:
Class B-1	3,459	819.26	5
Class B-2	—	—
Exercised	—	—
Forfeited or expired	—	—
Outstanding at March 28, 2014	6,603	786.98

The total fair value of shares granted during the three months ended March 28, 2014 was $2.8 million. Total compensation cost expensed for the period ended March 28, 2014 was $1.5 million.
The following is a summary of the changes in non-vested shares for the period ended March 28, 2014.

	Shares	Weighted Average Fair Value
Non-vested shares at 12/31/2013	2,123	$603.37
Granted	3,459	$819.26
Vested	(1,361)	$783.45
Forfeited	—	$—
Non-vested shares at March 28, 2014	4,221	$788.97
As of March 28, 2014, the total compensation cost related to the non-vested Class B awards, not yet recognized, was $2.3 million which will be recognized over a weighted average period of approximately 3.8 years.

Note 12 — Collaborative Arrangements
We participate in a collaborative arrangement with CH2M Hill on the LOGCAP IV program. This arrangement sets forth the sharing of some of the risks and rewards associated with this U.S. government contract. Our current share of profits of the LOGCAP IV program is 70%.
We account for this collaborative arrangement under ASC 808 — Collaborative Arrangements and record revenue gross as the principal participant. The cash inflows and outflows, as well as expenses incurred, are recorded in Cost of services in the period realized. Revenue on LOGCAP IV was $191.3 million and $362.7 million during the three months ended March 28, 2014 and March 29, 2013, respectively. Cost of services on LOGCAP IV program was $178.6 million and $338.5 million during the three months ended March 28, 2014 and March 29, 2013, respectively. Our share of the total LOGCAP IV profits was $5.0 million and $10.6 million during the three months ended March 28, 2014 and March 29, 2013, respectively.

Note 13 — Consolidating Financial Statements of Subsidiary Guarantors
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
Subsequent to the issuance of the Company’s consolidated financial statements on Form 10-K for the period ended December 31, 2013, management determined that within the condensed consolidating statement of cash flows for the three months ended March 29, 2013, the intercompany transfers of the Subsidiary Guarantors in the amount of $38.9 million, previously presented as financing activities, should be classified as investing activities.  The classification of these intercompany transfers has been corrected in the condensed consolidating statement of cash flows for the three months ended March 29, 2013 to be presented within investing activities.  This correction has no impact on the consolidated statement of cash flows for the three months ended March 29, 2013.
The following condensed consolidating financial statements present (i) unaudited condensed consolidating balance sheets as of March 28, 2014 and December 31, 2013, (ii) unaudited condensed consolidating statements of operations and comprehensive income for the three and three months ended March 28, 2014 and March 29, 2013, (iii) unaudited condensed consolidating statements of cash flows for the three months ended March 28, 2014 and March 29, 2013 and (iii) elimination entries necessary to consolidate Parent and its subsidiaries.
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
DynCorp International Inc. is considered the Subsidiary Issuer as it issued the Senior Unsecured Notes.

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Operations Information
For the Three Months Ended March 28, 2014

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$—	$615,625	$86,825	$(89,691)	$612,759
Cost of services	—	—	(564,529)	(85,700)	89,739	(560,490)
Selling, general and administrative expenses	—	—	(33,366)	(61)	(48)	(33,475)
Depreciation and amortization expense	—	—	(11,357)	(146)	—	(11,503)
Earnings from equity method investees	—	—	158	9,589	—	9,747
Operating income	—	—	6,531	10,507	—	17,038
Interest expense	—	(17,501)	(516)	—	—	(18,017)
Loss on early extinguishment of debt	—	(172)	—	—	—	(172)
Interest income	—	—	45	7	—	52
Equity in (loss) income of consolidated subsidiaries	(766)	9,458	9,807	—	(18,499)	—
Other income (loss), net	—	—	895	(6)	—	889
(Loss) income before income taxes	(766)	(8,215)	16,762	10,508	(18,499)	(210)
Benefit (provision) for income taxes	—	7,449	(7,304)	(56)	—	89
Net (loss) income	(766)	(766)	9,458	10,452	(18,499)	(121)
Noncontrolling interests	—	—	—	(645)	—	(645)
Net (loss) income attributable to Delta Tucker Holdings, Inc.	$(766)	$(766)	$9,458	$9,807	$(18,499)	$(766)

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Operations Information
For the Three Months Ended March 29, 2013

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$—	$935,734	$122,233	$(125,859)	$932,108
Cost of services	—	—	(851,002)	(119,917)	125,794	(845,125)
Selling, general and administrative expenses	—	—	(35,398)	(211)	65	(35,544)
Depreciation and amortization expense	—	—	(11,702)	(146)	—	(11,848)
Earnings from equity method investees	—	—	2,446	—	—	2,446
Operating income	—	—	40,078	1,959	—	42,037
Interest expense	—	(18,128)	(1,035)	—	—	(19,163)
Interest income	—	—	12	6	—	18
Equity in income (loss) of consolidated subsidiaries	15,003	26,751	875	—	(42,629)	—
Other income, net	—	—	2,022	76	—	2,098
Income (loss) before income taxes	15,003	8,623	41,952	2,041	(42,629)	24,990
Benefit (provision) for income taxes	—	6,380	(15,201)	26	—	(8,795)
Net income (loss)	15,003	15,003	26,751	2,067	(42,629)	16,195
Noncontrolling interests	—	—	—	(1,192)	—	(1,192)
Net income (loss) attributable to Delta Tucker Holdings, Inc.	$15,003	$15,003	$26,751	$875	$(42,629)	$15,003

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Comprehensive (Loss) Income Information
For the Three Months Ended March 28, 2014

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net (loss) income	$(766)	$(766)	$9,458	$10,452	$(18,499)	$(121)
Other comprehensive income:
Currency translation adjustment	(34)	(34)	—	(34)	68	(34)
Other comprehensive (loss) income, before tax	(34)	(34)	—	(34)	68	(34)
Income tax expense related to items of other comprehensive income	94	94	—	94	(188)	94
Other comprehensive income (loss)	60	60	—	60	(120)	60
Comprehensive (loss) income	(706)	(706)	9,458	10,512	(18,619)	(61)
Noncontrolling interests	—	—	—	(645)	—	(645)
Comprehensive (loss) income attributable to Delta Tucker Holdings, Inc.	$(706)	$(706)	$9,458	$9,867	$(18,619)	$(706)

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Comprehensive (Loss) Income Information
For the Three Months Ended March 29, 2013

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net income (loss)	$15,003	$15,003	$26,751	$2,067	$(42,629)	$16,195
Other comprehensive income:
Currency translation adjustment	(411)	(411)	(279)	(132)	822	(411)
Other comprehensive (loss) income, before tax	(411)	(411)	(279)	(132)	822	(411)
Income tax expense related to items of other comprehensive income	148	148	100	48	(296)	148
Other comprehensive (loss) income	(263)	(263)	(179)	(84)	526	(263)
Comprehensive income (loss)	14,740	14,740	26,572	1,983	(42,103)	15,932
Noncontrolling interests	—	—	—	(1,192)	—	(1,192)
Comprehensive income (loss) attributable to Delta Tucker Holdings, Inc.	$14,740	$14,740	$26,572	$791	$(42,103)	$14,740

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Balance Sheet Information
March 28, 2014

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
	ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$76,047	$46,076	$—	$122,123
Restricted cash	—	—	1,659	—	—	1,659
Accounts receivable, net	—	—	590,806	1,645	(15,576)	576,875
Intercompany receivables	—	—	191,629	711	(192,340)	—
Prepaid expenses and other current assets	—	—	121,887	522	169	122,578
Total current assets	—	—	982,028	48,954	(207,747)	823,235
Property and equipment, net	—	—	24,530	280	—	24,810
Goodwill	—	—	261,368	32,399	—	293,767
Tradenames, net	—	—	43,421	—	—	43,421
Other intangibles, net	—	—	214,705	984	—	215,689
Investment in subsidiaries	229,703	1,089,221	55,205	—	(1,374,129)	—
Other assets, net	602	15,871	19,631	—	—	36,104
Total assets	$230,305	$1,105,092	$1,600,888	$82,617	$(1,581,876)	$1,437,026

	LIABILITIES & EQUITY
Current liabilities:
Accounts payable	—	—	183,674	1,226	(936)	183,964
Accrued payroll and employee costs	—	—	110,256	25,802	(16,437)	119,621
Intercompany payables	45,687	145,941	712	—	(192,340)	—
Deferred income taxes	—	—	22,932	5	—	22,937
Other accrued liabilities	—	12,176	147,203	362	1,966	161,707
Income taxes payable	—	—	10,126	17	—	10,143
Total current liabilities	45,687	158,117	474,903	27,412	(207,747)	498,372
Long-term debt, less current portion	—	717,272	—	—	—	717,272
Long-term deferred taxes	—	—	23,394	—	—	23,394
Other long-term liabilities	—	—	7,540	—	—	7,540
Noncontrolling interests	—	—	5,830	—	—	5,830
Equity	184,618	229,703	1,089,221	55,205	(1,374,129)	184,618
Total liabilities and equity	$230,305	$1,105,092	$1,600,888	$82,617	$(1,581,876)	$1,437,026

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Balance Sheet Information
December 31, 2013

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
	ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$144,025	$26,820	$—	$170,845
Restricted cash	—	—	1,659	—	—	1,659
Accounts receivable, net	—	—	596,901	1,990	(21,755)	577,136
Intercompany receivables	—	—	173,987	7,857	(181,844)	—
Prepaid expenses and other current assets	—	—	123,761	456	293	124,510
Total current assets	—	—	1,040,333	37,123	(203,306)	874,150
Property and equipment, net	—	—	23,797	323	—	24,120
Goodwill	—	—	261,367	32,400	—	293,767
Tradenames, net	—	—	43,464	—	—	43,464
Other intangibles, net	—	—	224,152	1,087	—	225,239
Investment in subsidiaries	228,870	1,095,853	45,383	—	(1,370,106)	—
Other assets, net	891	17,525	20,765	—	—	39,181
Total assets	$229,761	$1,113,378	$1,659,261	$70,933	$(1,573,412)	$1,499,921

	LIABILITIES & EQUITY
Current liabilities:
Accounts payable	—	—	192,456	2,243	(1,553)	193,146
Accrued payroll and employee costs	—	—	111,547	22,770	(19,983)	114,334
Intercompany payables	45,976	128,011	7,857	—	(181,844)	—
Deferred income taxes	—	—	30,960	5	—	30,965
Other accrued liabilities	—	24,225	175,796	438	74	200,533
Income taxes payable	—	—	13,926	94	—	14,020
Total current liabilities	45,976	152,236	532,542	25,550	(203,306)	552,998
Long-term debt, less current portion	—	732,272	—	—	—	732,272
Long-term deferred taxes	—	—	17,359	—	—	17,359
Other long-term liabilities	—	—	7,632	—	—	7,632
Noncontrolling interests	—	—	5,875	—	—	5,875
Equity	183,785	228,870	1,095,853	45,383	(1,370,106)	183,785
Total liabilities and equity	$229,761	$1,113,378	$1,659,261	$70,933	$(1,573,412)	$1,499,921

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Cash Flow Information
For the Three Months Ended March 28, 2014

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$288	$(2,929)	$(39,043)	$13,029	$(459)	$(29,114)
Cash flows from investing activities:
Purchase of property and equipment, net	—	—	(5,764)	—	—	(5,764)
Purchase of software	—	—	(184)	—	—	(184)
Return of capital from equity method investees	—	—	1,086	—	—	1,086
Contributions to equity method investees	—	—	—	—	—	—
Transfer from (to) Parent	—	—	(17,641)	7,145	10,496	—
Net cash (used in) provided by investing activities	—	—	(22,503)	7,145	10,496	(4,862)
Cash flows from financing activities:
Payments on long-term debt	—	(15,000)	—	—	—	(15,000)
Borrowings related to financed insurance	—	—	16,472	—	—	16,472
Payments related to financed insurance	—	—	(15,759)	—	—	(15,759)
Payments of dividends to Parent	—	—	—	(918)	459	(459)
Transfers (to) from Affiliates	(288)	17,929	(7,145)	—	(10,496)	—
Net cash (used in) provided by financing activities	(288)	2,929	(6,432)	(918)	(10,037)	(14,746)
Net (decrease) increase in cash and cash equivalents	—	—	(67,978)	19,256	—	(48,722)
Cash and cash equivalents, beginning of period	—	—	144,025	26,820	—	170,845
Cash and cash equivalents, end of period	$—	$—	$76,047	$46,076	$—	$122,123

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Cash Flow Information
For The Three Months Ended March 29, 2013

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(114)	$(4,277)	$(79,176)	$11,264	$(1,188)	$(73,491)
Cash flows from investing activities:
Purchase of property and equipment, net	—	—	(514)	—	—	(514)
Purchase of software	—	—	(1,119)	—	—	(1,119)
Transfer from Parent	—	—	38,894	—	(38,894)	—
Net cash provided by (used in) investing activities	—	—	37,261	—	(38,894)	(1,633)
Cash flows from financing activities:
Borrowings on long-term debt	—	149,800	—	—	—	149,800
Payments on long-term debt	—	(109,237)	—	—	—	(109,237)
Payments related to financed insurance	—	—	(15,398)	—	—	(15,398)
Payments of dividends to Parent	—	—	—	(2,375)	1,188	(1,187)
Transfers from (to) Affiliates	114	(36,286)	—	(2,722)	38,894	—
Net cash provided by (used in) financing activities	114	4,277	(15,398)	(5,097)	40,082	23,978
Net (decrease) increase in cash and cash equivalents	—	—	(57,313)	6,167	—	(51,146)
Cash and cash equivalents, beginning of period	—	—	74,907	43,868	—	118,775
Cash and cash equivalents, end of period	$—	$—	$17,594	$50,035	$—	$67,629

Note 14 — Subsequent Events
We evaluated potential subsequent events occurring after the period end date through the date the financial statements were issued and concluded that there were no subsequent events for the quarter ended March 28, 2014, except as disclosed within the Notes to the unaudited condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis of our unaudited condensed consolidated financial condition and results of operations should be read in conjunction with the Delta Tucker Holdings, Inc. unaudited condensed consolidated financial statements, and the notes thereto, and other data contained elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis should also be read in conjunction with our audited consolidated financial statements, and notes thereto, and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the year ended December 31, 2013. References to "Delta Tucker Holdings", the "Company", "we", "our" or "us" refer to Delta Tucker Holdings, Inc. and its subsidiaries unless otherwise stated or indicated by context.

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
Reportable Segments
The Company's organizational structure includes three operating and reporting segments; DynAviation, DynLogistics and DynGlobal. DynAviation and DynLogistics provide services domestically and in foreign countries primarily under contracts with the U.S. government. The focus of DynGlobal is the pursuit and growth of our international and commercial business.
DynLogistics
This segment provides best-value mission readiness to its customers through total support solutions including conventional and contingency logistics, operations and maintenance support, platform modification and upgrades, supply chain management and training, security and full spectrum intelligence mission support services. The LOGCAP IV contract is the most significant contract within this segment and performs under a single IDIQ contract. Under the LOGCAP IV contract, the U.S. Army contracts for us to perform selected services, operations and maintenance, engineering and construction and logistics in theater to augment the U.S. Army, the U.S. Marine Corps and North Atlantic Treaty Organization ("NATO") forces and to release military units for other missions or to fill the U.S. military resource shortfalls.
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

Current Operating Environment and Outlook
The following discussion is a supplement to and should be read in conjunction with the accompanying unaudited financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2013.
External Factors
After a decade of unprecedented defense spending to support operations in Iraq and Afghanistan, our industry is adjusting to a period of reduced funding brought about by the convergence of a variety of policy, political and fiscal realities. These factors include:

•	the ongoing draw-down of U.S. troops in Afghanistan;

•	adhering to discretionary spending caps mandated by the Budget Control Act of 2011 ("BCA");
However, to mitigate the negative financial and operational readiness impacts induced by the above noted factors, Congress enacted the Bipartisan Budget Act of 2013 ("BBA") in December 2013. The budget act agreement (i) prevents the triggering of additional sequestration in fiscal year 2014, (ii) adjusts upwardly BCA mandated discretionary spending caps, (iii) reduces the threat of another government shutdown and (iv) reinstates some certainty into the budgetary process. The BBA achieves these objectives by partially repealing sequestration and setting top-line spending levels for the next two fiscal years. The fiscal year 2014 budget cap for discretionary spending is $1.012 trillion which represents a $45.0 billion increase over the previous BCA mandated cap. The fiscal year 2015 budget cap will be $1.014 trillion which essentially freezes funding at fiscal year 2014 levels. With regard to defense, the BBA resets the defense discretionary spending cap for fiscal year 2014 to $520.5 billion, which is $22.0 billion above the projected fiscal year 2014 sequestered level. The fiscal year 2015 cap will be $521.3 billion or $9.3 billion above the projected fiscal year 2015 sequestered level. The BBA does not impact or resolve the caps mandated by the BCA in 2016 and beyond.
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
Of particular interest to the defense services contractor community, the fiscal year 2014 appropriation for the Operations and Maintenance ("O&M") accounts is $228.3 billion with $159.9 billion in the base budget and additional $66.4 billion in the OCO accounts. The fiscal year 2014 O&M appropriation is $9.6 billion below the President’s request, but also reflects only a 4% reduction versus an 8.0% reduction in fiscal year 2013. The final OCO appropriation is $6.4 billion above the President’s request. This is of particular importance to the programs we execute for the Army which saw an increase of $3.1 billion and for the Air Force with an increase of $2.7 billion in OCO and O&M funds.

In March, the President submitted his FY 2015 budget to Congress. The budget proposes a topline spending cap for FY 2015 of $1.014 trillion, consistent with last December’s BBA. However, the President included a $56 billion proposal above the spending cap to fund the “Opportunity, Growth and Security (OGS) Initiative,” which includes targeted investments in the defense and non-defense space. The OGS Initiative proposes $26.4 billion to enhance readiness at the DoD. Of that $26 billion, 40%, or about $10.4 billion, would be designated for further mitigating readiness shortfalls. It remains unclear if Congress will act on this request. However, we believe it does demonstrate that there is on-going, and in some areas critical, need for the services we provide.

The President’s FY 2015 base budget request for DoD is $495.6 billion, a 0.4% decrease from the FY 2014 enacted level and relatively the same level as enacted in FY 2013. The funding requested for the OGS Initiative is a way to fund the difference between the statutory spending cap, prior DoD plans, and the Service Chiefs’ requests. The request for O&M in the DoD base accounts totals $199 billion, a 3% increase over the FY 2014 base level.

The President’s OCO request for DoD is $79.4 billion which is currently a placeholder pending decisions in Afghanistan. However, regardless of those decisions, there will still be a substantial OCO requirement for the continued buying back of readiness that has been lost in recent years. Additionally, the Administration’s OCO request for international affairs is slightly higher than the recent trend, proposing $5.9 billion or 55% more than requested in FY 2014.
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
While the recent enactment of the BBA and a fiscal year 2014 appropriation brought some stability and clarity to the defense budget, the military branches under the DoD will continue to make cuts to the modernization accounts to meet fiscal realities. We believe the DoD will need to ensure existing platforms are able to meet the requirements of the mission set forth and ensure its success.
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

•	Continued focus on smart power initiatives by the DoS, USAID, the United Nations and the DoD, including development and smaller-scale stability operations;

•	Increased maintenance, overhaul and upgrade needs to support returning rolling stock and aging platforms;

•	Growth in outsourcing by foreign allies of maintenance, supply support, facilities management, infrastructure upgrades and construction management-related services; and

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

Notable Events for the Three Months Ended March 28, 2014

•
In January 2014, DynLogistics announced the award of a subcontract to provide training assistance in support of the Afghan Engineer Training Security Assistance Team. DI will perform as a subcontractor to GovSource, Inc., a provider of professional and training services to the U.S. Government, on the U.S. Army Security Assistance Training Management Organization ("USASATMO") task order under the SATMO indefinite delivery, indefinite quantity contract. The firm fixed-price subcontract has a one year period of performance and a total value of $6.4 million.

•
In January 2014, DynLogistics announced the award of a new task order under the Air Force Contract Augmentation Program III ("AFCAP") to provide engineering design and support services in the United Arab Emirates ("UAE"). The competitively-awarded task order has a one-year base period with two, one-year options and a total contract value of $4.4 million, if all options are exercised.

•
In February 2014, DynLogistics’ Casals & Associates announced that it has been awarded a position on a multiple award, indefinite quantity contract ("IQC") to support U.S. Agency for International Development ("USAID") transition initiatives as part of the Support Which Implements Fast Transition IV ("SWIFT IV") program. The competitively-awarded, multiple award IQC has a five year period of performance with a total shared ceiling contract value of $2.5 billion.

•
In February 2014, DynLogistics announced the award of a contract by the Naval Facilities Engineering Command-Pacific ("NAVFAC Pacific") to provide operations support services in Cambodia. The contract has a one-year base period with four, one-year options for a total contract value of $8.5 million, if all options are exercised.

•
In March 2014, DynAviation announced the award of a contract to provide aviation maintenance services throughout the Theater Aviation Sustainment Manager - OCONUS ("TASM-O") region under the Army Aviation Field Maintenance ("AFM") contract. The hybrid firm fixed price, cost-plus incentive fee contract has a one year base with four, one year options and a total potential contract value of $307.1 million.

•
In March 2014, DynLogistics announced the award of a subcontract from APRO International Inc. to provide Precision Measurement Equipment Laboratories ("PMEL") in support of the U.S. Air Force. DI will perform as a subcontractor to APRO on the Air Force Enterprise Contracted ("AFEC") PMEL IDIQ contract. The subcontract has a one year base period and four, one-year options for a total potential value of $9 million.

•	In March 2014, our DynGlobal business announced the opening of its London office, in order to support the pursuit of opportunities in the United Kingdom, continental Europe and Africa.

•
In March 2014 we made a principal prepayment of $15.0 million, on our Term Loan. This payment caused the acceleration of unamortized deferred financing fees of $0.2 million, which was recorded as a Loss on extinguishment of debt within our Statement of Operations.

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

Our historical contract mix by type, as a percentage of revenue, is indicated in the table below.

	Three Months Ended
	March 28, 2014	March 29, 2013
Fixed-Price	25%	21%
Time-and-Materials	11%	12%
Cost-Reimbursement	64%	67%
Total	100%	100%
Cost-reimbursement type contracts typically perform at lower margins than other contract types but carry lower risk of loss. We anticipate cost-reimbursable type contracts will continue to represent a large portion of our business for the remainder of calendar year 2014.
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
The following table sets forth our approximate backlog as of the dates indicated:

	As Of
(Amounts in millions)	March 28, 2014	December 31, 2013
Funded backlog	$1,314	$1,541
Unfunded backlog	2,360	2,439
Total	$3,674	$3,980
The decrease in backlog as of March 28, 2014 was primarily due orders being adjusted downward for contract de-scopes and contract wins being pushed to subsequent periods.

Results of Operations

Consolidated Three Months Ended March 28, 2014 compared to the Three Months Ended March 29, 2013
The following tables set forth our unaudited consolidated results of operations, both in dollars and as a percentage of revenue, for the three months ended March 28, 2014 and March 29, 2013:

	Three Months Ended
(Amounts in thousands)	March 28, 2014		March 29, 2013
Revenue	$612,759	100.0%	$932,108	100.0%
Cost of services	(560,490)	(91.5)	(845,125)	(90.7)
Selling, general and administrative expenses	(33,475)	(5.5)	(35,544)	(3.8)
Depreciation and amortization expense	(11,503)	(1.9)	(11,848)	(1.3)
Earnings from equity method investees	9,747	1.6	2,446	0.3
Operating income	17,038	2.8	42,037	4.5
Interest expense	(18,017)	(2.9)	(19,163)	(2.1)
Loss on early extinguishment of debt	(172)	—	—	—
Interest income	52	—	18	—
Other income, net	889	0.1	2,098	0.2
(Loss) income before income taxes	(210)	—	24,990	2.6
Benefit (provision) for income taxes	89	—	(8,795)	(0.9)
Net (loss) income	(121)	—	16,195	1.7
Noncontrolling interests	(645)	(0.1)	(1,192)	(0.1)
Net (loss) income attributable to Delta Tucker Holdings, Inc.	$(766)	(0.1)	$15,003	1.6
Revenue — Revenue for the three months ended March 28, 2014 was $612.8 million, a decrease of 34.3% compared to $932.1 million for the three months ended March 29, 2013. The decrease was primarily driven by the accelerated pace of the drawdown in Afghanistan, which impacted the demand for services under the Company's LOGCAP IV contract and caused reduced training needs under the Afghanistan Ministry of Defense Program ("AMDP") contract; reduced service needs in Iraq for DoS, affecting the INL Air Wing contract as well as the completion of the WPS contract, and the delays in new business awards caused by United States budget uncertainty. See further discussion of our revenue results in the "Results by Segment" section below.
Cost of services — Cost of services are comprised of direct labor, direct material, overhead, subcontractors, travel, supplies and other miscellaneous costs. Cost of services for the three months ended March 28, 2014 was $560.5 million, a decrease of $284.6 million, or 33.7%, compared to the three months ended March 29, 2013. The decrease in Cost of services was primarily driven by the reduction in volume as discussed above. Cost of services as a percentage of revenue increased to 91.5% for the three months ended March 28, 2014 compared to 90.7% for the three months ended March 29, 2013. See further discussion of the impact of program margins in the "Results by Segment" section below.
Selling, general and administrative expenses ("SG&A") — SG&A primarily relates to functions such as management, legal, financial accounting, contracts and administration, human resources, management information systems, purchasing, and business development. SG&A decreased by $2.1 million, or 5.8%, to $33.5 million during the three months ended March 28, 2014 primarily as a result of reductions in consulting and professional fees, contract labor, rent expense and compensation. SG&A as a percentage of revenue increased to 5.5% for the three months ended March 28, 2014 compared to 3.8% for the three months ended March 29, 2013 primarily as a result of the reduction in revenue out pacing general and administrative cost containment efforts. We continue to focus on cost containment measures to better position the Company operationally for the future.
Depreciation and amortization — Depreciation and amortization during the three months ended March 28, 2014 was $11.5 million, a decrease of $0.3 million, or 2.9%, compared to the three months ended March 29, 2013 due to the full amortization of certain internally developed software as well as the write-down and disposal of fixed assets during the year ended 2013.
Earnings from equity method investees — Earnings from equity method investees include our proportionate share of the income of our equity method investees deemed to be operationally integral to our business, such as Partnership for Temporary Housing LLC (“PaTH”), Contingency Response Services LLC (“CRS”), Global Response Services LLC (“GRS”) and GLS. Earnings from operationally integral unconsolidated affiliates for the three months ended March 28, 2014 was $9.7 million compared to $2.4 million for the three months ended March 29, 2013, primarily as a result of equity method income recognized upon the receipt of a $9.6 million distribution from GLS related to the finalization of Form 1s in February 2014 allowing GLS to submit previous invoices for recovery. See Note 10 for additional information.

Interest expense — Interest expense for the three months ended March 28, 2014 was $18.0 million, a decrease of $1.1 million, or 6.0%, compared to the three months ended March 29, 2013. The decrease is the result of the reduction of the principal balance of our Term Loan as a result of principal prepayments of $50.0 million during the year ended December 31, 2013. An additional principal prepayment of $15.0 million was made during the three months ended March 28, 2014.
Other income, net — Other income, net consists primarily of our share of earnings from Babcock DynCorp Limited ("Babcock"), as well as gains/losses from foreign currency and asset sales. Other income, net during the three months ended March 28, 2014 was $0.9 million, a decrease of $1.2 million or 57.6% primarily as a result of earnings recognized from Babcock in 2013 as compared to a return of capital from Babcock in the current year.
Income taxes — Our effective tax rate consists of federal and state statutory rates, certain permanent differences and discreet items. The effective tax rate for the three months ended March 28, 2014 was 42.1%, as compared to 35.2% for the three months ended March 29, 2013, a change primarily driven by the fluctuation in income before tax between the periods combined with an increase in non-deductible permanent difference items in 2014.

Results by Segment – Three Months Ended March 28, 2014 Compared to Three Months Ended March 29, 2013
The following tables set forth the revenue, both in dollars and as a percentage of our consolidated revenue, operating income and operating margin for our operating segments for the three months ended March 28, 2014 and March 29, 2013. The following amounts agree to our segment disclosures, see Note 9 for further discussion.

	Three Months Ended
	March 28, 2014		March 29, 2013
(Amounts in thousands)	Revenue	% of Total Revenue	Revenue	% of Total Revenue
DynLogistics	$317,168	51.8%	$567,057	60.8%
DynAviation	295,735	48.3	367,677	39.4
Headquarters / Other (1)	(144)	—	(2,626)	(0.3)
Consolidated revenue	$612,759	100.0	$932,108	100.0

	Operating Income (Loss)	Profit Margin	Operating Income (Loss)	Profit Margin
DynLogistics	$12,029	3.8%	$18,529	3.3%
DynAviation	11,288	3.8	32,761	8.9
Headquarters / Other (2)	(6,279)		(9,253)
Consolidated operating income	$17,038		$42,037

(1)
Headquarters revenue primarily represents revenue earned on shared service arrangements for general and administrative services provided to unconsolidated joint ventures. The DynGlobal associated revenue for the three months ended March 28, 2014 is also included in Headquarters/Other. The amount of revenue for DynGlobal represented less than 1% of total revenue for the period.

(2)
Headquarters operating expenses primarily relate to amortization of intangible assets and other costs that are not allocated to segments and are not billable to our U.S. government customers, partially offset by equity method investee income. The DynGlobal associated costs for the three months ended March 28, 2014 are also included in Headquarters/Other. The amount of cost for DynGlobal represented less than 1% of total cost for the period.

DynLogistics
Revenue of $317.2 million decreased $249.9 million, or 44.1%, for the three months ended March 28, 2014 compared to the three months ended March 29, 2013 primarily as a result of reductions in manning, materials and other direct costs under the Afghan Area of Responsibility ("AOR") task order under the LOGCAP IV program, consistent with our expectation of reduced volume resulting from the continued drawdown of troops in Afghanistan. Additionally, revenue was impacted by de-scoping on the AMDP contract, lower volume on the CivPol task orders, as well as, the completion of the Worldwide Protective Services ("WPS") program in Iraq. This decline was partially offset by revenue from programs including the Enhanced Army Global Logistics Enterprise ("EAGLE") Fort Campbell program, the Medium Tactical Vehicles ("MTV") program, and the new task order for the Criminal Justice Program Support ("CJPS") in Haiti. As efforts in Afghanistan continue to decline and with the continued pressure on U.S. defense budgets, we expect our revenue for the DynLogistics segment to continue to decline in 2014 in correlation to the decline in the LOGCAP program.
Operating income of $12.0 million decreased $6.5 million or 35.1% for the three months ended March 28, 2014 compared to the three months ended March 29, 2013 primarily the result of the decline in revenue discussed above. Operating income as a percentage of revenue increased to 3.8% for the three months ended March 28, 2014 compared to 3.3% for the three months ended March 29, 2013, primarily as a result of the completion of the WPS contract during 2013 that was operating in a loss position.
DynAviation
Revenue of $295.7 million decreased $71.9 million, or 19.6%, for the three months ended March 28, 2014 compared to the three months ended March 29, 2013 primarily as a result of the decrease in demand resulting from the de-scoping of the INL-Air Wing program in Iraq in addition to a reduction in volume of certain task orders under the Contract Field Teams (“CFT”) program and the completion of the G222 and Columbus Support Division contracts. The decrease in revenue was partially offset by the Army Field Maintenance ("AFM") contract and the Multi Sensor Aerial Intelligence Surveillance Reconnaissance ("MAISR") program.
Operating income of $11.3 million decreased $21.5 million, or 65.5%, for the three months ended March 28, 2014 compared to the three months ended March 29, 2013 primarily as a result of the decrease in revenue discussed above coupled with charges on two loss contracts and a change in contract mix on the Theater Aviation Sustainment Manager ("TASM") task order, moving under the AFM contract vehicle. This change drove Operating income as a percentage of revenue to 3.8% for the three months ended March 28, 2014 compared to 8.9% for the three months ended March 29, 2013.

Liquidity and Capital Resources
Cash generated by operations and borrowings available under our Senior Credit Facility are our primary sources of short-term liquidity. See Note 7 for further discussion. We believe our cash flow from operations and our available borrowings will be adequate to meet our liquidity needs for the next twelve months. However, access to our Revolver is dependent upon our meeting financial and non-financial covenants, summarized below, and our cash flow from operations is heavily dependent upon billing and collection of our accounts receivable. At different periods throughout 2013, we saw delays and other disruptions in the ability of our customers to make timely payments on our accounts receivable. Significant changes, such as a future government shutdown, further cuts mandated by sequestration or any other limitations in collections or loss of our ability to access our revolver, could materially impact liquidity and our ability to fund our working capital needs. Our primary use of short-term liquidity includes debt service and working capital needs sufficient to pay for materials, labor, services or subcontractors prior to receiving payments from our customers. There can be no assurance that sufficient capital will continue to be available in the future or that it will be available at terms acceptable to us. Failure to meet covenant obligations could result in elimination of access to our Senior Credit Facility, which would materially affect our future expansion strategies and our ability to meet our operational obligations. Although we operate internationally, virtually all of our cash is held by either U.S. entities or by foreign entities which are structured as pass through entities. As a result, we do not have significant risk associated with our ability to repatriate cash.
Management believes Days Sales Outstanding ("DSO") is an appropriate way to measure our billing and collections effectiveness. DSO measures the efficiency in collecting our receivables as of the period end date and is calculated based on average daily revenue for the most recent quarter and accounts receivable, net of customer advances, as of the balance sheet date. DSO was 73 days and 69 days as of March 28, 2014 and December 31, 2013, respectively. The increase in DSO was primarily driven by reduced revenues as well as timing of payment cycles relative to our quarter end by certain of our customers.
We will continue to focus on working capital management and growth in our business throughout 2014. We expect cash to continue to be impacted by operational working capital needs, potential acquisitions and interest payments on the Senior Credit Facility and the Senior Unsecured Notes.
In addition, we anticipate using an additional $35.0 million, subject to operations, for principal prepayments, on the Senior Credit Facility during the remainder of the year ending December 31, 2014. Interest payments throughout the year ending December 31, 2014 are expected to be lower relative to the year ended December 31, 2013 as a result of the $50.0 million in principal prepayments made during 2013 and $15.0 million made during 2014.

Cash Flow Analysis

	Three Months Ended
(Amounts in thousands)	March 28, 2014	March 29, 2013
Net cash used in operating activities	$(29,114)	$(73,491)
Net cash used in investing activities	(4,862)	(1,633)
Net cash (used in) provided by financing activities	(14,746)	23,978
Cash Flows
Cash used in operating activities during the three months ended March 28, 2014 was $29.1 million as compared to cash used in operating activities of $73.5 million during the three months ended March 29, 2013. Cash used by operations for the three months ended March 28, 2014 was primarily due to a reduction in accrued liabilities primarily related to payroll timing and insurance, along with increased cash expenditures to reduce accounts payable. Cash used in operating activities during the three months ended March 29, 2013 was primarily due to the increase in working capital requirements resulting from the slow-down in collections of our accounts receivables as well as cash expended to reduce account payable partially offset by the utilization of prepaid expenses.
Cash used in investing activities during the three months ended March 28, 2014 was $4.9 million as compared to cash used in investing activities during the three months ended March 29, 2013 of $1.6 million. Cash used in investing activities during the three months ended March 28, 2014 was primarily due to leasehold improvements related to our Tyson's Corner lease, partially offset by a return of capital from Babcock. Cash used in investing activities during the three months ended March 29, 2013 was primarily due to the purchase of fixed assets and software.
Cash used in financing activities during the three months ended March 28, 2014 was $14.7 million compared to $24.0 million of cash provided by financing activities during the three months ended March 29, 2013. Cash used in financing activities during the three months ended March 28, 2014 was primarily the result of a $15 million prepayment on our Term Loan. Cash provided by financing activities during the three months ended March 29, 2013 was primarily the result of amounts borrowed under our Revolver partially offset by payments related to financed insurance.
Financing
As of March 28, 2014, our debt was comprised of (i) $455.0 million of Senior Unsecured Notes and (ii) $262.3 million of the term loan facility (the "Term Loan") principal associated with our Senior Credit Facility. The Senior Credit Facility also contains a $181.0 million revolving credit facility (the "Revolver") under which we had no borrowings during the three months ended March 28, 2014.  As of March 28, 2014 and December 31, 2013, the available borrowing capacity under the Senior Credit Facility was approximately $146.2 million and $144.6 million, respectively, that takes into account $34.8 million and $36.4 million, respectively, in issued letters of credit.
As of March 28, 2014, the Senior Credit Facility includes the $262.3 million Term Loan and the $181.0 million Revolver running from July 7, 2010 through July 7, 2016. Pursuant to the Senior Credit facility, quarterly principal payments on the Term Loan are required. However, certain principal prepayments made during the year ended December 30, 2011 were applied to the future scheduled maturities and satisfied our responsibility to make quarterly principal payments through maturity.
We incur quarterly interest payments on both the Term Loan and the Revolver comprised of (i) interest for Term Loan and Revolver borrowings, (ii) letter of credit commitments and (iii) unused commitment fees. See Note 7 for additional information related to the Senior Credit Facility.
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
The weighted-average interest rate as of March 28, 2014 for our debt was 8.9%, excluding the impact of deferred financing fees. There were no interest rate hedges in place during the three months ended March 28, 2014.

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
In addition, the Senior Credit Facility stipulates a maximum total leverage ratio, as defined in the Senior Credit Facility, and a minimum interest coverage ratio, as defined in the Senior Credit Facility, that must be maintained. As of March 28, 2014 and December 31, 2013, we were in compliance with our financial covenants.
The total leverage ratio is the Consolidated Total Debt, as defined in the Senior Credit Facility, less unrestricted cash and cash equivalents (up to $75.0 million) to Consolidated Earnings Before Interest Taxes Depreciation and Amortization ("Consolidated EBITDA"), as defined in the Senior Credit Facility, for the applicable period. Our total leverage ratio cannot be greater than 4.50 to 1.00 through the period ending March 28, 2014, after which, the maximum total leverage diminishes quarterly or semi-annually.
The interest coverage ratio is the ratio of Consolidated EBITDA to Consolidated Interest Expense, as defined in the Senior Credit Facility. The interest coverage ratio must not be less than 2.00 to 1.00 through the period ending June 27, 2014, after which, the minimum total interest coverage ratio increases periodically thereafter.
In the event we fail to comply with the covenants specified in the Senior Credit Facility and the Indenture governing our Senior Unsecured Notes, we may be in default. As of March 28, 2014 and December 31, 2013, the Company was in compliance with all of its debt agreements.

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

The following table provides a reconciliation of net income (loss) attributable to Delta Tucker Holdings, Inc. and EBITDA and Adjusted EBITDA for the periods included below:

Delta Tucker Holdings, Inc. Unaudited Adjusted EBITDA

	Three Months Ended
(Amounts in thousands)	March 28, 2014	March 29, 2013
Net (loss) income attributable to Delta Tucker Holdings, Inc.	$(766)	$15,003
Provision (benefit) for income taxes	(89)	8,795
Interest expense, net of interest income	17,965	19,145
Depreciation and amortization (1)	11,741	12,289
EBITDA	28,851	55,232
Non-recurring or unusual gains or losses or income or expenses and non-cash impairments (2)	4,174	551
Changes due to fluctuation in foreign exchange rates	(26)	(138)
Earnings from affiliates not received in cash (3)	—	(1,944)
Employee non-cash compensation, severance, and retention expense (4)	1,735	88
Management fees (5)	235	474
Acquisition accounting and Merger-related items (6)	—	(869)
Other	(405)	(95)
Adjusted EBITDA	$34,564	$53,299

(1)	Amount includes certain depreciation and amortization amounts which are classified as Cost of services in our Unaudited Condensed Consolidated Statements of Operations.

(2)	Includes certain unusual income and expense items, as defined in the Indenture and Senior Credit Facility.

(3)	Represents the difference between trailing twelve months of income booked from unconsolidated affiliates and the cash received from the affiliates during the same period.

(4)	Includes post employment benefit expense related to severance in accordance with ASC 712 - Compensation, relocation expenses and share based compensation expense.

(5)	Amount includes management fees paid to Cerberus Operations and Advisory Company.

(6)	Includes the amortization of intangibles arising pursuant to ASC 805 - Business Combination.

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
For a discussion of our critical accounting policies and estimates please refer to "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and the notes to the Delta Tucker Holdings, Inc. consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Any material changes to our accounting policies and estimates, from those described in our Annual Report on Form 10-K for the year ended December 31, 2013 are further discussed in Note 1 and Note 3.
Accounting Developments
The information regarding recent accounting pronouncements is included in Note 1.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There has been no significant change in our exposure to market risk during the three months ended March 28, 2014. For discussion of our exposure to market risk, refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

PART II. OTHER INFORMATION.

ITEM 1. LEGAL PROCEEDINGS.
Information related to various commitments and contingencies is described in Note 8 included elsewhere in this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS.
There have been no material changes in risk factors from those described in "Risk Factors" disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5. OTHER INFORMATION.
None.

ITEM 6. EXHIBITS.
The following exhibits are filed as part of, or incorporated by reference into, the Quarterly Report on Form 10-Q.

Exhibit No.	Description

10.29*	Award Agreement, dated as of April 1, 2014, by and between DynCorp Management LLC and George Krivo.
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

Date:	May 12, 2014	DELTA TUCKER HOLDINGS, INC.

/s/ William T. Kansky
William T. Kansky
Senior Vice President and Chief Financial Officer