Form 10-Q
period 2014-06-27
Delta Tucker Holdings, Inc.
filed 2014-08-11
CIK 1514226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☑
As of August 11, 2014, the registrant had 100 shares of its Class A common stock outstanding.

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

Calendar Year
We report the results of our operations using a basis where each quarterly period ends on the last Friday of the calendar quarter, except for the fourth quarter of the fiscal year, which ends on December 31. Included in this Quarterly Report are our unaudited condensed consolidated statements of operations and comprehensive income for the three and six months ended June 27, 2014 and June 28, 2013, the related statements of equity and cash flows for the six months ended June 27, 2014 and June 28, 2013 and the unaudited condensed consolidated balance sheets as of June 27, 2014 and December 31, 2013.

PART I. FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS.

Delta Tucker Holdings, Inc.
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
(Amounts in thousands)	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Revenue	$590,966	$876,522	$1,203,725	$1,808,630
Cost of services	(534,589)	(794,573)	(1,095,080)	(1,639,699)
Selling, general and administrative expenses	(32,611)	(34,148)	(66,085)	(69,692)
Depreciation and amortization expense	(12,025)	(12,274)	(23,528)	(24,121)
Earnings from equity method investees	19	927	9,766	3,373
Impairment of goodwill, intangibles and long lived assets	(91,759)	—	(91,759)	—
Operating (loss) income	(79,999)	36,454	(62,961)	78,491
Interest expense	(18,184)	(19,838)	(36,201)	(39,001)
Loss on early extinguishment of debt	(448)	—	(621)	—
Interest income	31	28	84	46
Other income (expense), net	1,469	(2,557)	2,358	(460)
(Loss) income before income taxes	(97,131)	14,087	(97,341)	39,076
Benefit (provision) for income taxes	15,779	(4,588)	15,867	(13,384)
Net (loss) income	(81,352)	9,499	(81,474)	25,692
Noncontrolling interests	(720)	(1,157)	(1,365)	(2,349)
Net (loss) income attributable to Delta Tucker Holdings, Inc.	$(82,072)	$8,342	$(82,839)	$23,343
See notes to unaudited condensed consolidated financial statements

Delta Tucker Holdings, Inc.
Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income

	Three Months Ended		Six Months Ended
(Amounts in thousands)	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Net (loss) income	$(81,352)	$9,499	$(81,474)	$25,692
Other comprehensive (loss) income:
Foreign currency translation adjustment	(39)	(43)	(73)	(454)
Other comprehensive loss, before tax	(39)	(43)	(73)	(454)
Income tax (provision) benefit related to items of other comprehensive (loss) income	(68)	15	26	163
Other comprehensive loss	(107)	(28)	(47)	(291)
Comprehensive (loss) income	(81,459)	9,471	(81,521)	25,401
Comprehensive income attributable to noncontrolling interests	(720)	(1,157)	(1,365)	(2,349)
Comprehensive (loss) income attributable to Delta Tucker Holdings, Inc.	$(82,179)	$8,314	$(82,886)	$23,052

See notes to unaudited condensed consolidated financial statements

Delta Tucker Holdings, Inc.
Unaudited Condensed Consolidated Balance Sheets

	As Of
(Amounts in thousands, except share data)	June 27, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$153,413	$170,845
Restricted cash	1,659	1,659
Accounts receivable, net of allowances of $2,063 and $1,621 respectively	483,235	577,136
Prepaid expenses and other current assets	118,017	124,510
Total current assets	756,324	874,150
Property and equipment, net	23,576	24,120
Goodwill	203,025	293,767
Tradenames, net	43,376	43,464
Other intangibles, net	205,050	225,239
Other assets, net	31,832	39,181
Total assets	$1,263,183	$1,499,921
LIABILITIES
Current liabilities:
Accounts payable	173,743	193,146
Accrued payroll and employee costs	109,142	114,334
Deferred income taxes	19,131	30,965
Accrued liabilities	153,885	200,533
Income taxes payable	8,020	14,020
Total current liabilities	463,921	552,998
Long-term debt	672,272	732,272
Long-term deferred taxes	11,528	17,359
Other long-term liabilities	6,852	7,632
Total liabilities	1,154,573	1,310,261
EQUITY
Common stock, $0.01 par value – 1,000 shares authorized and 100 shares issued and outstanding at June 27, 2014 and December 31, 2013, respectively	—	—
Additional paid-in capital	551,457	549,581
Accumulated deficit	(448,438)	(365,599)
Accumulated other comprehensive loss	(244)	(197)
Total equity attributable to Delta Tucker Holdings, Inc.	102,775	183,785
Noncontrolling interests	5,835	5,875
Total equity	108,610	189,660
Total liabilities and equity	$1,263,183	$1,499,921
See notes to unaudited condensed consolidated financial statements

Delta Tucker Holdings, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended
(Amounts in thousands)	June 27, 2014	June 28, 2013
Cash flows from operating activities
Net (loss) income	(81,474)	25,692
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,002	24,998
Amortization of deferred loan costs	3,016	3,533
Loss on impairment of goodwill, intangibles and long-lived assets	91,759	—
Earnings from equity method investees	(10,790)	(2,385)
Distributions from equity method investees	9,588	3,063
Deferred income taxes	(17,772)	2,147
Share based compensation	1,831	—
Other	1,062	(776)
Changes in assets and liabilities:
Accounts receivable	93,458	38,935
Prepaid expenses and other current assets	6,578	13,242
Accounts payable and accrued liabilities	(61,739)	(54,408)
Income taxes payable	(5,434)	(3,130)
Net cash provided by operating activities	54,085	50,911
Cash flows from investing activities
Purchase of property and equipment	(6,448)	(1,220)
Proceeds from sale of property, plant and equipment	33	167
Purchase of software	(887)	(2,557)
Return of capital from equity method investees	2,884	769
Net cash used in investing activities	(4,418)	(2,841)
Cash flows from financing activities
Borrowings on long-term debt	2,500	317,600
Payments on long-term debt	(62,500)	(318,237)
Payment of deferred financing costs	—	(2,139)
Borrowings related to financed insurance	16,472	1,063
Payments related to financed insurance	(22,634)	(26,471)
Payment of dividends to noncontrolling interests	(937)	(2,812)
Net cash used in financing activities	(67,099)	(30,996)
Net (decrease) increase in cash and cash equivalents	(17,432)	17,074
Cash and cash equivalents, beginning of period	170,845	118,775
Cash and cash equivalents, end of period	$153,413	$135,849

Income taxes paid, net	$8,755	$6,916
Interest paid	$33,466	$35,844
See notes to unaudited condensed consolidated financial statements

Delta Tucker Holdings, Inc.
Unaudited Condensed Consolidated Statements of Equity

(Amounts in thousands)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Total Equity Attributable to Delta Tucker Holdings, Inc.	Noncontrolling Interest	Total Equity
Balance at December 31, 2012	—	$—	$549,322	$(111,863)	$83	$437,542	$8,212	$445,754
Comprehensive (loss) income attributable to Delta Tucker Holdings, Inc.	—	—	—	23,343	(291)	23,052	—	23,052
Noncontrolling interests	—	—	—	—	—	—	2,349	2,349
DIFZ financing, net of tax	—	—	156	—	—	156	—	156
Dividends declared to noncontrolling interests	—	—	—	—	—	—	(4,218)	(4,218)
Balance at June 28, 2013	—	$—	$549,478	$(88,520)	$(208)	$460,750	$6,343	$467,093

(Amounts in thousands)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Total Equity Attributable to Delta Tucker Holdings, Inc.	Noncontrolling Interest	Total Equity
Balance at December 31, 2013	—	$—	$549,581	$(365,599)	$(197)	$183,785	$5,875	$189,660
Share based compensation	—	—	1,831	—	—	1,831	—	1,831
Comprehensive loss attributable to Delta Tucker Holdings, Inc.	—	—	—	(82,839)	(47)	(82,886)	—	(82,886)
Noncontrolling interests	—	—	—	—	—	—	1,365	1,365
DIFZ financing, net of tax	—	—	45	—	—	45	—	45
Dividends declared to noncontrolling interests	—	—	—	—	—	—	(1,405)	(1,405)
Balance at June 27, 2014	—	$—	$551,457	$(448,438)	$(244)	$102,775	$5,835	$108,610
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
In the opinion of management, all adjustments necessary to fairly present our financial position as of June 27, 2014 and December 31, 2013, the results of operations and statements of comprehensive income for the three and six months ended June 27, 2014 and June 28, 2013 and the statements of equity and cash flows for the six months ended June 27, 2014 and June 28, 2013 have been included. The results of operations and the statements of comprehensive income for three and six months ended June 27, 2014 and June 28, 2013 and the statements of equity and cash flows for the six months ended June 27, 2014 and June 28, 2013 are not necessarily indicative of the results to be expected for the full calendar year or for any future periods. We use estimates and assumptions required for preparation of the financial statements. The estimates are primarily based on historical experience and business knowledge and are revised as circumstances change. Our actual results may differ from these estimates.
As described in Note 7, we are required to comply with financial maintenance covenants as specified in the Senior Credit Facility including reporting such compliance on a quarterly basis to our Administrative Agent (the "Agent"). We closely evaluate our expected ability to remain in compliance with our financial maintenance covenants. We performed a re-assessment of our projections during the second quarter of 2014 due to continued challenges in our industry and declines in our business through the first half of the year. Based on these revised projections, we believe we may not satisfy our financial maintenance covenants for the twelve month period ending December 31, 2014, unless we either obtain a waiver from our lenders or amend the terms of our Senior Credit Facility. We are currently in discussions with our Agent with respect to amending the terms of our Senior Credit Facility should we need to address the compliance with our financial maintenance covenants. If we fail to comply with our financial maintenance covenants and are unable to achieve one of these alternatives, the Agent or the lenders could declare an event of default under the Senior Credit Facility, thereby allowing them to demand immediate payment in full, of the amounts outstanding, and may terminate their obligation to make additional loans and issue new letters of credit under the Senior Credit Facility. This outcome would result in doubt in the Company’s ability to continue as a going concern. If such actions were taken by our Agent or lenders, it could also cause an event of default under our senior unsecured notes. The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments that may result from the outcome of this uncertainty.
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
The following table presents the aggregate gross favorable and unfavorable adjustments to income before income taxes resulting from changes in contract estimates for the three and six months ended June 27, 2014 and June 28, 2013.

	Three Months Ended		Six Months Ended
(Amounts in millions)	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Gross favorable adjustments	$3.7	$13.0	$4.3	$25.3
Gross unfavorable adjustments	(2.2)	(11.8)	(5.4)	(20.9)
Net adjustments	$1.5	$1.2	$(1.1)	$4.4
Accounting Policies
There have been no material changes to our significant accounting policies from those described in our Annual Report on Form 10-K for the year ended December 31, 2013.
Accounting Developments
On May 28, 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 supersedes existing revenue recognition guidance, including ASC No. 605-35, Revenue Recognition - Construction-Type and Production-Type Contracts. ASU 2014-09 outlines a single set of comprehensive principles for recognizing revenue under GAAP. Among other things, it requires companies to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time. These concepts, as well as other aspects of ASU 2014-09, may change the method and/or timing of revenue recognition for certain of our contracts. ASU 2014-09 will be effective January 1, 2017, and may be applied either retrospectively or through the use of a modified-retrospective method. We are currently evaluating both methods of adoption as well as the effect ASU 2014-09 will have on the company’s consolidated financial position, results of operations and cash flows.
Other accounting standards updates effective after June 27, 2014 are not expected to have a material effect on the Company’s consolidated financial position or its annual results of operations and cash flows.

Note 2 — Composition of Certain Financial Statement Captions
The following tables present financial information of certain consolidated balance sheet captions.
Prepaid expenses and other current assets — Prepaid expenses and other current assets were:

	As Of
(Amounts in thousands)	June 27, 2014	December 31, 2013
Prepaid expenses	$32,886	$29,611
Income tax refunds receivable	7,745	7,334
Inventories	27,674	27,008
Aircraft parts inventory held on consignment	2,324	2,404
Work-in-process inventory	32,955	28,444
Joint venture receivables	1,928	2,251
Assets held for sale	2,000	3,017
Other current assets	10,505	24,441
Total prepaid expenses and other current assets	$118,017	$124,510
Prepaid expenses include prepaid insurance, prepaid vendor deposits, and prepaid rent, none of which individually exceed 5% of current assets.
We value our inventory at lower of cost or market. Included in inventory as of June 27, 2014 are six helicopters, valued at $4.8 million that are currently not deployed on any existing programs. During the six months ended June 27, 2014, we sold one helicopter previously included within our inventory. We also have six helicopters classified as held for sale as of June 27, 2014 and December 31, 2013 that were previously deployed on an existing program. During the second quarter of 2014, we executed a sales agreement to sell these six helicopters for a total of $2.0 million, resulting in an impairment expense of $1.0 million, included within the Impairment of goodwill, intangibles and long-lived assets within our consolidated statement of operations. As of August 11, 2014, the sale is pending final funding and transfer of title.
The aircraft parts inventory held on consignment represents $2.3 million and $2.4 million in inventory related to our former Life Cycle Support Services ("LCCS") Navy contract as of June 27, 2014 and December 31, 2013, respectively. Work-in-process inventory includes equipment for vehicle modifications for specific customers and other deferred costs related to certain contracts. Included in Other current assets as of December 31, 2013 was an insurance receivable related to a settlement of a certain legal matter. This matter was settled and the insurance company paid out the settlement amount during the three months ended June 27, 2014. See Note 8 for further legal discussion.
Property and equipment, net — Property and equipment, net were:

	As Of
(Amounts in thousands)	June 27, 2014	December 31, 2013
Helicopters	$4,007	$4,007
Computers and other equipment	14,969	14,258
Leasehold improvements	17,981	17,585
Office furniture and fixtures	4,027	3,006
Gross property and equipment	40,984	38,856
Less accumulated depreciation	(17,408)	(14,736)
Total property and equipment, net	$23,576	$24,120
Included in Property and equipment, net as of December 31, 2013 was $3.8 million related to the accrual for property additions. Accrued property additions were immaterial as of June 27, 2014. Depreciation expense, including certain depreciation amounts classified as Cost of services, was $1.4 million and $2.7 million during the three and six months ended June 27, 2014, respectively. Depreciation expense, including certain depreciation amounts classified as Cost of services, was $1.5 million and $3.0 million during the three and six months ended June 28, 2013, respectively.

Other assets, net — Other assets, net were:

	As Of
(Amounts in thousands)	June 27, 2014	December 31, 2013
Deferred financing costs, net	$13,890	$17,526
Investment in affiliates	10,771	13,477
Palm promissory note, long-term portion	2,281	2,731
Other	4,890	5,447
Total other assets, net	$31,832	$39,181
Deferred financing costs are amortized through interest expense. Amortization related to deferred financing costs was $1.5 million and $3.0 million during the three and six months ended June 27, 2014, respectively. Amortization related to deferred financing cost was $1.6 million and $3.5 million during the three and six months ended June 28, 2013, respectively. Deferred financing costs for the three and six months ended June 27, 2014 were reduced $0.4 million and $0.6 million, related to the pro rata write–off of deferred financing costs to loss on early extinguishment of debt as a result of the $60.0 million in principal prepayment made on the term loan facility under the Senior Credit Facility ("Term Loan") during the six months ended June 27, 2014. See Note 7 for further discussion.
Accrued payroll and employee costs — Accrued payroll and employee costs were:

	As Of
(Amounts in thousands)	June 27, 2014	December 31, 2013
Wages, compensation and other benefits	$86,320	$93,007
Accrued vacation	22,015	20,383
Accrued contributions to employee benefit plans	807	944
Total accrued payroll and employee costs	$109,142	$114,334
Accrued liabilities — Accrued liabilities were:

	As Of
(Amounts in thousands)	June 27, 2014	December 31, 2013
Customer liabilities	$67,762	$61,856
Accrued insurance	20,316	40,120
Accrued interest	24,287	24,641
Unrecognized tax benefit	8,533	10,132
Contract losses	5,954	13,738
Legal reserves	4,471	14,147
Subcontractor retention	2,800	4,300
Financed insurance	—	6,162
Other	19,762	25,437
Total accrued liabilities	$153,885	$200,533
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
Other long-term liabilities
As of June 27, 2014 and December 31, 2013, Other long-term liabilities were $6.9 million and $7.6 million, respectively. Other long-term liabilities are primarily due to our obligations in connection with the restructuring plan entered into in 2013 including a long-term leasehold obligation related to our new Tysons Corner facility in McLean, Virginia, of $4.5 million and $4.7 million as of June 27, 2014 and December 31, 2013, respectively.

During the fourth quarter of calendar year 2013, the Company vacated the previously occupied properties at various locations and consolidated to the new Tysons Corner location. Additionally, in April of 2014 we entered into an agreement to buy out our previous headquarter facility lease. Accrued costs associated with vacating these properties, such as lease vacancy obligations, net of estimated sublease rental assumptions as well as the buyout were approximately $5.5 million and $7.8 million as of June 27, 2014 and December 31, 2013, respectively, and were included within Other accrued liabilities above.
As a result of the restructuring plan, we recorded a postemployment benefit expense of $2.0 million and $3.1 million for the three and six months ended June 27, 2014, respectively, related to severance in accordance with ASC 712 - Compensation which was included in Selling, general and administrative expenses in the statements of operations. As of June 27, 2014, we had approximately $1.7 million in accrued postemployment benefit expense for estimated future payments in accordance with ASC 712.

Note 3 — Goodwill and Other Intangible Assets
The Company has three operating and reporting segments; DynAviation, DynLogistics and DynGlobal. DynAviation and DynLogistics provide services domestically and in foreign countries primarily under contracts with the U.S. government. The initial focus of DynGlobal is the pursuit and growth of international and commercial business.
During the second quarter of 2014 the Company amended its organizational structure within our DynLogistics segment to improve efficiencies within existing businesses, resulting in the combination of two reporting units within our DynLogistics segment. Our DynLogistics segment now includes three reporting units. The reporting units within DynAviation, which has two reporting units, and DynGlobal remain unchanged. The amendment in the Company's organizational structure did not result in any reallocation of goodwill.
We assess goodwill and other intangible assets with indefinite lives for impairment annually in October or when an event occurs or circumstances change that would suggest a triggering event. If a triggering event is identified, a step one assessment is performed to identify any possible goodwill impairment in the period in which the event is identified.
During our annual goodwill impairment test performed during the fourth quarter of 2013, we noted significant changes to our assumptions and projections for the Air Wing reporting unit that resulted in a non-cash impairment charge of $281.5 million for the year ended December 31, 2013. Any further negative changes to this contract, such as the loss of the contract during re-compete or additional de-scope notifications from the customer, could yield operating results that differ from our projected forecasts and further result in a triggering event and an additional impairment.
During the three months ended June 27, 2014, we performed a re-assessment of our projections due to continued challenges in our industry and declines in our business through the first half of the year. As a result of the re-assessment, the Company noted significant declines in future projections and assumptions with respect to new business opportunities within the Logistics Sustainment Services (“LSS”) reporting unit within the DynLogistics segment, which represented a carrying value of $120.6 million in goodwill as of December 31, 2013. The Company concluded that the change in circumstances represented a triggering event and an interim step one assessment was performed to identify any possible goodwill impairment. The first step of the impairment test indicated the carrying value of the LSS reporting unit was greater than the fair value. We performed step two of the impairment test and determined that the goodwill at the LSS reporting unit was partially impaired. As a result, a non-cash impairment charge of approximately $90.7 million was recorded during the three months ended June 27, 2014 to impair the carrying value of the LSS reporting unit goodwill. The impairment charge has been presented within the Impairment of goodwill, intangibles and long lived assets in the unaudited condensed consolidated statement of operations. Any further declines in performance within this reporting unit in 2014 could result in a triggering event and a potential goodwill impairment.
Further, in light of the re-assessment of our future projections discussed above, we also determined that it was appropriate for us to perform a step one interim goodwill impairment test on the Aviation reporting unit within the DynAviation segment. The step one results indicated that the fair value of the goodwill exceeded its carrying value by approximately 17%. Any further declines in performance within this reporting unit in 2014 could result in a triggering event and a potential goodwill impairment.
Other than those discussed above, no triggering events were identified in our remaining reporting units and the estimated fair values of each of our remaining reporting units exceed their respective carrying values as of June 27, 2014 and December 31, 2013.

The carrying amounts of goodwill for each of our segments as of June 27, 2014 were as follows:

(Amounts in thousands)	DynAviation	DynLogistics	Total
Goodwill balance as of December 31, 2013	$160,932	$132,835	$293,767
Changes between January 1, 2014 and June 27, 2014	—	(90,742)	(90,742)
Goodwill balance as of June 27, 2014	$160,932	$42,093	$203,025
The following tables provide information about changes relating to certain intangible assets:

	As of June 27, 2014
(Amounts in thousands, except years)	Weighted Average Remaining Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net
Other intangible assets:
Customer-related intangible assets	5.1	$350,912	$(157,888)	$193,024
Other
Finite-lived	7.0	20,825	(13,858)	6,967
Indefinite-lived		$5,059	$—	$5,059
Total other intangibles		$376,796	$(171,746)	$205,050

Tradenames:
Finite-lived	0.9	$869	$(715)	$154
Indefinite-lived		43,222	—	43,222
Total tradenames		$44,091	$(715)	$43,376

	As of December 31, 2013
(Amounts in thousands, except years)	Weighted Average Remaining Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net
Other intangible assets:
Customer-related intangible assets	5.6	$350,912	$(138,623)	$212,289
Other
Finite-lived	6.3	22,042	(14,151)	7,891
Indefinite-lived		5,059	—	5,059
Total other intangibles		$378,013	$(152,774)	$225,239

Tradenames:
Finite-lived	1.4	$869	$(627)	$242
Indefinite-lived		43,222	—	43,222
Total tradenames		$44,091	$(627)	$43,464
Amortization expense for customer-related intangibles, other intangibles and finite-lived tradenames was $10.9 million and $21.3 million for the three and six months ended June 27, 2014, respectively. Amortization expense for customer-related intangibles, other intangibles and finite-lived tradenames was $11.2 million and $22.0 million for the three and six months ended June 28, 2013, respectively. Other intangibles are primarily representative of our capitalized software which had a net carrying value of $7.0 million and $7.9 million as of June 27, 2014 and December 31, 2013, respectively.
Estimated aggregate future amortization expense for finite lived assets subject to amortization are $22.3 million for the six months ending December 31, 2014, $42.3 million in 2015, $38.7 million in 2016, $36.2 million in 2017, $28.8 million in 2018 and $31.9 million thereafter.

Note 4 — Income Taxes
The domestic and foreign components of (Loss) income before income taxes are as follows:

	Three Months Ended		Six Months Ended
(Amounts in thousands)	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Domestic	$(94,549)	$13,950	$(95,103)	$40,370
Foreign	(2,582)	137	(2,238)	(1,294)
(Loss) income before income taxes	$(97,131)	$14,087	$(97,341)	$39,076
The Benefit (provision) for income taxes consists of the following:

	Three Months Ended		Six Months Ended
(Amounts in thousands)	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Current portion:
Federal	$—	$—	$—	$—
State	(389)	(147)	(383)	(375)
Foreign	(1,062)	(3,691)	(3,058)	(5,058)
	$(1,451)	$(3,838)	$(3,441)	$(5,433)
Deferred portion:
Federal	$16,798	$(683)	$18,876	$(7,773)
State	491	(62)	491	(175)
Foreign	(59)	(5)	(59)	(3)
	17,230	(750)	19,308	(7,951)
Benefit (provision) from income taxes	$15,779	$(4,588)	$15,867	$(13,384)
Deferred tax liabilities, net consist of the following:

	As Of
(Amounts in thousands)	June 27, 2014	December 31, 2013
Current deferred tax liabilities, net	$(19,131)	$(30,965)
Non-current deferred tax liabilities, net	(11,528)	(17,359)
Deferred tax liabilities, net	$(30,659)	$(48,324)
A reconciliation of the statutory federal income tax rate to our effective rate is provided below:

	Three Months Ended		Six Months Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Statutory rate	35.0%	35.0%	35.0%	35.0%
State income tax, less effect of federal deduction	0.1%	1.5%	0.1%	1.4%
Goodwill Impairment	(18.2)%	—%	(18.2)%	—%
Noncontrolling interests	0.4%	(1.9)%	0.4%	(2.1)%
Other	(1.1)%	(2.0)%	(1.1)%	—%
Effective tax rate	16.2%	32.6%	16.2%	34.3%
During the six months ended June 27, 2014, we made no estimated federal income tax payments.
In evaluating our deferred tax assets, we assess the need for any related valuation allowances or adjust the amount of any allowances, if necessary. We assess such factors as the scheduled reversal of deferred tax liabilities (including the impact of available carry back and carry forward periods), projected future taxable income and available tax planning strategies in determining the need for or sufficiency of a valuation allowance. Based on this assessment, we concluded that no valuation allowance was necessary as of June 27, 2014.

As of June 27, 2014 and December 31, 2013, we had $7.9 million and $9.5 million of total unrecognized tax benefits, respectively, of which $2.7 million in each period would impact our effective tax rate if recognized. We anticipate that all $7.9 million of unrecognized tax benefits will be settled in the next twelve months.
On January 22, 2014, a tax assessment from the Large Tax Office of the Afghanistan Ministry of Finance ("MOF") was received, seeking approximately $64.2 million in taxes and penalties specific to one of our business licenses in Afghanistan for periods between 2009 to 2012. The majority of this assessment was income tax related; however, approximately $10.2 million of the assessed amount is non-income tax related and is discussed further in Note 8. We filed our initial appeal of the assessment on February 19, 2014. In May 2014, the MOF ruled in our favor for the income tax related issue which totaled approximately $54.0 million. We reversed the uncertain tax position related to the dividend withholding issue during the quarter ended June 27, 2014.

Note 5 — Accounts Receivable
Accounts receivable, net consisted of the following:

	As Of
(Amounts in thousands)	June 27, 2014	December 31, 2013
Billed	$144,430	$179,586
Unbilled	338,805	397,550
Total accounts receivable, net	$483,235	$577,136
Unbilled receivables as of June 27, 2014 and December 31, 2013 include $73.7 million and $41.6 million, respectively, related to costs incurred on projects for which we have been requested by the customer to begin new work or extend work under an existing contract and for which formal contracts, contract modifications or other contract actions have not been executed as of the end of the respective periods. As of June 27, 2014 and December 31, 2013, respectively, we had no contract claims outstanding with associated accounts receivable balances.
The balance of unbilled receivables consists of costs and fees billable immediately upon contract completion or other specified events, all of which are expected to be billed and collected within one year, except items that may result in a request for equitable adjustment or formal claim. We do not believe we have significant exposure to credit risk as our receivables are primarily with the U.S. government. Our largest contract, LOGCAP IV, accounted for approximately 27% and 34% of total unbilled receivables as of June 27, 2014 and December 31, 2013, respectively.

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

	As Of
	June 27, 2014		December 31, 2013
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
10.375% senior unsecured notes	$455,000	$468,650	$455,000	$468,650
Term Loan	217,272	217,272	277,272	278,658
Total long-term debt	$672,272	$685,922	$732,272	$747,308

Note 7 — Long-Term Debt
Long-term debt consisted of the following:

	As Of
(Amounts in thousands)	June 27, 2014	December 31, 2013
10.375% senior unsecured notes	$455,000	$455,000
Term loan	217,272	277,272
Total long-term debt	$672,272	$732,272
Senior Credit Facility
On July 7, 2010, we entered into a senior secured credit facility (the "Senior Credit Facility"), with a banking syndicate and Bank of America, NA as Administrative Agent (the " Agent"). On January 21, 2011 and on August 10, 2011, DynCorp International Inc. entered into amendments to the Senior Credit Facility.
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
The Senior Credit Facility is secured by substantially all of our assets and is guaranteed by substantially all of our subsidiaries. As of June 27, 2014, the Senior Credit Facility provided for a $217.3 million Term Loan and the $181.0 million Revolver, which includes a $100.0 million letter of credit subfacility. As of June 27, 2014 and December 31, 2013, the available borrowing capacity under the Senior Credit Facility was approximately $146.3 million and $144.6 million, respectively, which includes $34.7 million and $36.4 million, respectively, in issued letters of credit. Amounts borrowed under the Revolver are used to fund operations. As of June 27, 2014 and December 31, 2013 there were no amounts borrowed under the Revolver. The maturity date on both the Term Loan and the Revolver is July 7, 2016.
Interest Rates on Term Loan & Revolver
Both the Term Loan and Revolver bear interest at one of two options, based on our election, using either the (i) base rate ("Base Rate") as defined in the Senior Credit Facility plus an applicable rate or the (ii) London Interbank Offered Rate ("Eurocurrency Rate") as defined in the Senior Credit Facility plus an applicable rate. The applicable rate for the Term Loan is fixed at 3.5% for the Base Rate option and 4.5% for the Eurocurrency Rate option. The applicable rate for the Revolver ranges from 3.0% to 3.5% for the Base Rate option or 4.0% to 4.5% for the Eurocurrency Rate option based on our Secured Leverage Ratio at the end of the quarter. The Secured Leverage Ratio is calculated by the ratio of total secured consolidated debt (net of up to $75.0 million of unrestricted cash and cash equivalents) to consolidated earnings before interest, taxes, and depreciation & amortization ("Consolidated EBITDA"), as defined in the Senior Credit Facility. Interest payments on both the Term Loan and Revolver are payable at the end of the interest period as defined in the Senior Credit Facility, but not less than quarterly.
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
The Eurocurrency Rate is the rate per annum equal to the British Bankers Association London Interbank Offered Rate ("BBA LIBOR") as published by Reuters (or other commercially available source providing quotations of BBA LIBOR as designated by the Administrative Agent from time to time) two business days prior to the commencement of such interest period. The variable Eurocurrency Rate has a floor of 1.75%. As of June 27, 2014 and December 31, 2013, the interest rate on the Term Loan was 6.25%.

Interest Rates on Letter of Credit Subfacility and Unused Commitment Fees
The letter of credit subfacility bears interest at an applicable rate as defined in the Senior Credit Facility and ranges from 4.0% to 4.5% based on our Secured Leverage Ratio at the end of the quarter. The unused commitment fee on our Revolver ranges from 0.50% to 0.75% depending on the Secured Leverage Ratio, as defined in the Senior Credit Facility. Payments on both the letter of credit subfacility and unused commitments are payable quarterly in arrears. The applicable interest rate for our letter of credit subfacility was 4.25% as of June 27, 2014 and December 31, 2013, respectively. The applicable interest rate for our unused commitment fees was 0.50% as of June 27, 2014 and December 31, 2013, respectively. All of our letters of credit are also subject to a 0.25% fronting fee.

Principal Payments
Pursuant to our Term Loan facility, quarterly principal payments are required. However, certain principal prepayments made during the year ended December 30, 2011 were applied to the future scheduled maturities and satisfied our responsibility to make quarterly principal payments through July 7, 2016.
During the six months ended June 27, 2014 we made principal prepayments of $60.0 million on the Term Loan facility. We made no principal prepayments or quarterly principal payments on the Term Loan facility during the six months ended June 28, 2013. Deferred financing costs associated with the prepayment totaled $0.6 million and were expensed and included in the Loss on early extinguishment of debt in our consolidated statement of operations for the six months ended June 27, 2014.
Our Senior Credit Facility contains an annual requirement to submit a portion of our Excess Cash Flow, as defined in the Senior Credit Facility, as additional principal payments. Based on our annual financial results and the additional principal prepayments made during the year ended December 31, 2013, we are not required to make any additional principal payments under the Excess Cash Flow requirement during calendar year 2014. Certain other transactions can trigger mandatory principal payments such as tax refunds, a disposition of a portion of our business or a significant asset sale. We had no such transactions during the six months ended June 27, 2014.
Covenants
The Senior Credit Facility contains financial, as well as non-financial, affirmative and negative covenants that we believe are usual and customary. These covenants can, among other things, limit our ability to:

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
In particular, the Senior Credit Facility stipulates two financial maintenance covenants, a maximum total leverage ratio and a minimum interest coverage ratio that must be maintained.
Effective with the Amendment, total leverage ratio is the Consolidated Total Debt, as defined in the Senior Credit Facility, less unrestricted cash and cash equivalents (up to $75.0 million) to Consolidated EBITDA, as defined in the Senior Credit Facility, for the applicable period.
As of June 27, 2014 our total leverage ratio, cannot be greater than 4.50 to 1.00 after which, the maximum total leverage diminishes quarterly or semi-annually to a maximum of 3.75 to 1.00 beginning September 26, 2015. The Amendment made adjustments to the levels at which the maximum total leverage ratio diminishes over the remainder of the facility.
The interest coverage ratio is the ratio of Consolidated EBITDA to Consolidated Interest Expense, as defined in the Senior Credit Facility. The interest coverage ratio as of June 27, 2014, must not be less than 2.00 to 1.00 through the period ending June 27, 2014, after which, the minimum total interest coverage ratio increases to 2.05 to 1.00 through March 27, 2015 and 2.25 to 1.00 thereafter.
In the event we fail to comply with the financial maintenance covenants as specified in the Senior Credit Facility, we may be in default. We closely evaluate our expected ability to remain in compliance with our financial covenants. We performed a re-assessment of our projections during the second quarter of 2014 due to continued challenges in our industry and declines in our business through the first half of the year. Based on revised projections, we believe we may not satisfy certain financial maintenance covenants for the twelve month period ending December 31, 2014, unless we either obtain a waiver from our lenders or amend the terms of our Senior Credit Facility. We are currently in discussions with our Agent with respect to amending the terms of our Senior Credit Facility. As of June 27, 2014, we were in compliance with our financial maintenance covenants.
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
The fair value of the Senior Unsecured Notes is based on their quoted market value. As of June 27, 2014 and December 31, 2013, the quoted market value of the Senior Unsecured Notes was approximately 103.0% of stated value.
Call and Put Options
We can voluntarily settle all or a portion of the Senior Unsecured Notes at any time prior to maturity at an applicable redemption price. Such a voluntary settlement would require payment of 100% of the principal amount plus the accrued and unpaid interest and additional interest, if any, as of the applicable redemption date. The applicable redemption prices with respect to the Senior Unsecured Notes on any applicable redemption date if redeemed during the 12-month period commencing on July 1 of the years set forth below are as follows:

Year	Redemption Price
2014	105.2%
2015	102.6%
2016 and thereafter	100.0%
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

Note 8 — Commitments and Contingencies
Commitments
We have operating leases for the use of real estate and certain property and equipment which are either non-cancelable, cancelable only by the payment of penalties or cancelable upon one month’s notice. All lease payments are based on the lapse of time but include, in some cases, payments for insurance, maintenance and property taxes. There are no purchase options on operating leases at favorable terms, but most leases have one or more renewal options. Certain leases on real estate are subject to annual escalations for increases in base rents, utilities and property taxes. Lease rental expense was $26.0 million and $55.7 million for the three and six months ended June 27, 2014, respectively. Lease rental expense was $41.3 million and $87.7 million for the three and six months ended and June 28, 2013, respectively. We have no significant long-term purchase agreements with service providers.

Contingencies
General Legal Matters
We are involved in various lawsuits and claims that arise in the normal course of business. We have established reserves for matters in which it is believed that losses are probable and can be reasonably estimated. Reserves related to these matters have been recorded in Other accrued liabilities totaling approximately $4.5 million and $14.1 million as of June 27, 2014 and December 31, 2013, respectively. We believe that appropriate accruals have been established for such matters based on information currently available; however, some of the matters may involve compensatory, punitive, or other claims or sanctions that if granted, could require us to pay damages or make other expenditures in amounts that could not be reasonably estimated at June 27, 2014. These accrued reserves represent the best estimate of amounts believed to be our liability in a range of expected losses. In addition to matters that are considered probable and that can be reasonably estimated, we also have certain matters considered reasonably possible. Other than matters disclosed below, we believe the aggregate range of possible loss related to matters considered reasonably possible was not material as of June 27, 2014. Litigation is inherently unpredictable and unfavorable resolutions could occur. Accordingly, it is possible that an adverse outcome from such proceedings could (i) exceed the amounts accrued for probable matters; or (ii) require a reserve for a matter we did not originally believe to be probable or could be reasonably estimated. Such changes could be material to our financial condition, results of operations and cash flows in any particular reporting period. Our view of the matters not specifically disclosed could possibly change in future periods as events thereto unfold.
Pending Litigation and Claims
On December 4, 2006, December 29, 2006, March 14, 2007 and April 24, 2007, four lawsuits were served, seeking unspecified monetary damages against DynCorp International LLC and several of its former affiliates in the U.S. District Court for the Southern District of Florida, concerning the spraying of narcotic plant crops along the Colombian border adjacent to Ecuador. Three of the lawsuits, filed on behalf of the Provinces of Esmeraldas, Sucumbíos, and Carchi in Ecuador, allege violations of Ecuadorian law, International law, and statutory and common law tort violations, including negligence, trespass, and nuisance. The fourth lawsuit, filed on behalf of citizens of the Ecuadorian provinces of Esmeraldas and Sucumbíos, alleges personal injury, various counts of negligence, trespass, battery, assault, intentional infliction of emotional distress, violations of the Alien Tort Claims Act and various violations of International law. The four lawsuits were consolidated, and based on our motion granted by the court, the case was subsequently transferred to the U.S. District Court for the District of Columbia. On March 26, 2008, a First Amended Consolidated Complaint was filed that identified 3,266 individual plaintiffs. As of January 12, 2010, 1,256 of the plaintiffs were dismissed by court orders and, on September 15, 2010, the Provinces of Esmeraldas, Sucumbíos, and Carchi were dismissed by court order. We filed multiple motions for summary judgment and, on February 15, 2013, the court granted summary judgment and dismissed all claims. On March 18, 2013, the plaintiffs filed a notice of appeal with the U.S. Court of Appeals for the District of Columbia. On May 30, 2014, the U.S. Court of Appeals for the District of Columbia affirmed the dismissal of the majority of the case, but remanded the case to the trial court concerning a few remaining tort claims.
A lawsuit filed on September 11, 2001, and amended on March 24, 2008, seeking unspecified damages on behalf of twenty-six residents of the Sucumbíos Province in Ecuador, was brought against our operating company and several of its former affiliates in the U.S. District Court for the District of Columbia. The action alleges violations of the laws of nations and U.S. treaties, negligence, emotional distress, nuisance, battery, trespass, strict liability, and medical monitoring arising from the spraying of herbicides near the Ecuador-Colombia border in connection with the performance of the DoS, International Narcotics and Law Enforcement contract for the eradication of narcotic plant crops in Colombia. As of January 12, 2010, fifteen of the plaintiffs have been dismissed by court order. We filed multiple motions for summary judgment and, on February 15, 2013, the court granted summary judgment and dismissed all claims. On March 18, 2013, the plaintiffs filed a notice of appeal with the U.S. Court of Appeals for the District of Columbia. On May 30, 2014, the U.S. Court of Appeals for the District of Columbia affirmed the dismissal of the majority of the case, but remanded the case to the trial court concerning a few remaining tort claims. The terms of the DoS contract provide that the DoS will indemnify our operating company against third party liabilities arising out of the contract, subject to available funding. We are also entitled to indemnification by Computer Sciences Corporation, the Company’s previous owners, in connection with this lawsuit, subject to certain limitations. Additionally, any damage award would have to be apportioned between the other defendants and our operating company. We believe that the likelihood of an unfavorable judgment in this matter is remote.

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
In 2009, we terminated for cause a contract to build the Akwa Ibom International Airport for the State of Akwa Ibom in Nigeria. Consequently, we terminated certain subcontracts and purchase orders the customer advised us it did not want to assume. Our termination of certain subcontracts not assumed by the customer, including our actions to recover against advance payment and performance guarantees established by the subcontractors for our benefit, was challenged in certain instances. In December 2011, the customer filed arbitration alleging fraud, gross negligence, contract violations, and conversion of funds and asserted damages of approximately $150 million. We believe our right to terminate this contract was justified and permissible under the terms of the contract, and we intend to vigorously contest the claims brought against us. Additionally, we believe the contract limits any damages to a maximum of $3 million, except in situations of gross negligence and willful misconduct. As of June 27, 2014 and December 31, 2013, we have recorded an immaterial liability for this matter and believe the likelihood of loss for amounts in excess of this accrual, up to the amount limited by the contract, is reasonably possible.
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
In February 2014, the Company received a judgment related to a past helicopter accident in Aviano, Italy. As of December 31, 2013 we had a recorded liability for $9.8 million related to this matter. This matter was fully insured and a corresponding receivable from the insurance company was recorded within Other current assets. In April 2014, the insurance company paid out the settlement amounts and the case is now considered closed.
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
We have received a series of final audit reports from the DCAA, some of which have resulted in Form 1s, related to their examination of certain incurred, invoiced and reimbursed costs on our CivPol program for periods ranging from April 17, 2004 through April 2, 2010. The Form 1s identify several cost categories where the DCAA has asserted instances of potential deviations from the explicit terms of the contract or from certain provisions of government regulations. The asserted amounts are derived from extrapolation methodologies used to estimate potential exposure amounts for the cost categories which when aggregated for all Form 1's and demand letters total approximately $185.8 million. Over the past year, we have worked with the DCAA in resolving matters inclusive in the Form 1s. We have provided responses to the DCAA for each letter, in which we have articulated our position on each issue and have attempted to answer their questions and provide clarification of the facts to resolve the issues raised. We have also sought to obtain clarification from our customer through formal contract modifications in an attempt to assist the DCAA in closing these issues. We believe the majority of these issues will continue to be resolved and thus represent loss contingencies that we consider remote. For the remaining issues, which total approximately $19.1 million, we believe the DCAA did not consider certain contractual provisions and long standing patterns of dealing with the customer. Since we cannot reasonably estimate the DCAA's acceptance of our initial responses and the ultimate outcome related to these remaining issues we believe these items represent loss contingencies that we consider reasonably possible. We continue to work with the customer and the DCAA to resolve any remaining questions they may have and provide clarification of the facts and circumstances surrounding the issues.
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

Foreign Contingencies
On January 22, 2014, a tax assessment from the Large Tax Office of the Afghanistan Ministry of Finance (“MOF”) was received, seeking approximately $64.2 million in taxes and penalties specific to one of our business licenses in Afghanistan for periods between 2009 and 2012. The majority of this assessment was income tax related; however, $10.2 million of the assessed amount is non-income tax related and represents loss contingencies that we consider reasonably possible. We filed our initial appeal of the assessment with the MOF on February 19, 2014. In May 2014, the MOF ruled in our favor for the income tax related issue which totaled approximately $54.0 million. See Note 4 for further discussion of the income tax related issue. We are still working with the MOF to remove the assessment on the remaining non-income tax related items. As of June 27, 2014, a reasonable estimate of loss or range of loss could not be made as we could not reasonably estimate the ultimate outcome related to the issues assessed.
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

Note 9 — Segment Information
The Company has three operating and reporting segments; DynAviation, DynLogistics and DynGlobal. The reporting segments are the same as the operating segments. DynAviation and DynLogistics segments operate principally within a regulatory environment subject to governmental contracting and accounting requirements, including Federal Acquisition Regulations, Cost Accounting Standards and audits by various U.S. federal agencies. The DynGlobal segment focuses on the pursuit and growth of the international and commercial business. The current revenue, operating income, depreciation and amortization and assets associated with the DynGlobal segment for the three and six months ended June 27, 2014 were not material and as such are presented in Headquarters / Other within the tables below.
The following is a summary of the financial information of the reportable segments reconciled to the amounts reported in the condensed consolidated financial statements:

	Three Months Ended		Six Months Ended
(Amounts in thousands)	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Revenue
DynLogistics	$290,340	$500,518	$607,507	$1,067,575
DynAviation	300,737	380,418	596,472	748,094
Headquarters / Other (1)	(111)	(4,414)	(254)	(7,039)
Total revenue	$590,966	$876,522	$1,203,725	$1,808,630

Operating (loss) income
DynLogistics	$(80,803)	$14,328	$(68,773)	$32,857
DynAviation	10,613	31,857	21,900	64,618
Headquarters / Other (2)	(9,809)	(9,731)	(16,088)	(18,984)
Total operating (loss) income	$(79,999)	$36,454	$(62,961)	$78,491

Depreciation and amortization
DynLogistics	$11	$221	$23	$449
DynAviation	367	316	733	621
Headquarters / Other	11,883	12,173	23,246	23,928
Total depreciation and amortization (3)	$12,261	$12,710	$24,002	$24,998

(1)
Represents revenue earned on shared services arrangements for general and administrative services provided to unconsolidated joint ventures and elimination of intercompany items between segments. Additionally, revenue for our DynGlobal segment during the three and six months ended June 27, 2014 is currently included in Headquarters / Other.

(2)
Headquarters operating expenses primarily relate to amortization of intangible assets and other costs that are not allocated to segments and are not billable to our U.S. government customers. Additionally, operating income for our DynGlobal segment in support of the development of this business during the three and six months ended June 27, 2014 are currently included in Headquarters / Other.

(3)
Includes amounts included in Cost of services of $0.2 million and $0.5 million and for the three and six months ended June 27, 2014, respectively, and $0.4 million and $0.9 million for the three and six months ended June 28, 2013, respectively.

The following is a summary of the assets of the reportable segments reconciled to the amounts reported in the consolidated financial statements:

	As Of
(Amounts in thousands)	June 27, 2014	December 31, 2013
Assets
DynLogistics	$422,324	$591,304
DynAviation	419,659	447,646
Headquarters / Other (1)	421,200	460,971
Total assets	$1,263,183	$1,499,921

(1)
Assets primarily include cash, investments in unconsolidated subsidiaries, deferred tax liabilities, intangible assets (excluding goodwill) and deferred debt issuance costs. Additionally, assets for our DynGlobal segment, in support of the development of the business, during the six months ended June 27, 2014 is currently included in Headquarters / Other.

Note 10 — Related Parties, Joint Ventures and Variable Interest Entities
Consulting Fee
The Company has a Master Consulting and Advisory Services agreement ("COAC Agreement") with Cerberus Operations and Advisory Company, LLC where, pursuant to the terms of the agreement, they make personnel available to us for the purpose of providing reasonably requested business advisory services. The services are priced on a case by case basis depending on the requirements of the project and agreements in pricing. We incurred $0.9 million and $1.6 million in conjunction with the COAC Agreement during the three and six months ended June 27, 2014, respectively, and $0.8 million and $2.0 million during the three and six months ended June 28, 2013, respectively.
Joint Ventures and Variable Interest Entities
We account for our investments in VIEs in accordance with ASC 810 - Consolidation. In cases where we have (i) the power to direct the activities of the VIE that most significantly impact its economic performance and (ii) the obligation to absorb losses of the VIE that could potentially be significant or the right to receive benefits from the entity that could potentially be significant to the VIE, we consolidate the entity. Alternatively, in cases where all of the aforementioned criteria are not met, the investment is accounted for under the equity method. As of June 27, 2014, we accounted for PaTH, CRS, Babcock, GRS and GLS as equity method investments. Alternatively, we consolidated DIFZ based on the aforementioned criteria. We present our share of the PaTH, CRS, GRS and GLS earnings in Earnings from equity method investees as these joint ventures are considered operationally integral. Alternatively, we present our share of the Babcock earnings in Other income, net as it is not considered operationally integral.
Receivables due from our unconsolidated joint ventures totaled $1.9 million and $2.3 million as of June 27, 2014 and December 31, 2013, respectively. These receivables are a result of items purchased and services rendered by us on behalf of our unconsolidated joint ventures. We have assessed these receivables as having minimal collection risk based on our historic experience with these joint ventures and our inherent influence through our ownership interest. The related revenue we earned from our unconsolidated joint ventures totaled, $1.0 million and $3.0 million during the three and six months ended June 27, 2014 and $3.7 million and $4.3 million during the three and six months ended and June 28, 2013, respectively. The related cost of services was $1.0 million and $2.9 million during the three and six months ended June 27, 2014 and $3.6 million and $4.1 million during the three and six months ended June 28, 2013, respectively. Additionally, we earned $0.5 million and $10.8 million in equity method income (includes operationally integral and non-integral income) during the three and six months ended June 27, 2014, respectively, and $(2.0) million and $2.4 million during the three and six months ended June 28, 2013, respectively.
GLS’ revenue was $4.9 million and $9.7 million during the three and six months ended June 27, 2014, respectively and $7.1 million and $20.5 million during the three and six months ended June 28, 2013, respectively. GLS’ operating loss was $0.9 million and $2.4 million during the three and six months ended June 27, 2014, and operating loss of $1.2 million and operating income of $0.2 million during the three and six months ended June 28, 2013, respectively. GLS paid cash dividends of $18.8 million during the six months ended June 27, 2014. Based on our 51% ownership in GLS, the Company recognized $9.6 million in equity method income during the six months ended June 27, 2014.
In October 2011, the DCAA issued GLS a Form 1 in the amount of $95.9 million which pertained to inconsistencies of certain contractual requirements and withheld a portion of outstanding invoices until the Form 1 was resolved. In February 2012, the DCAA issued GLS a second Form 1 in the amount of $102.0 million, asserting inconsistencies with labor related costs for the fiscal year ended April 3, 2009. GLS did not agree with the DCAA's findings on either of the Form 1s and continued to work with the DCAA and the customer to provide clarification and resolve both matters. In February 2014, a final determination was received from the DCAA's Contracting Officer on the outstanding Form 1s resulting in total withholdings of $0.3 million and allowing GLS to submit invoices totaling $19.1 million for recovery of previous invoices. The Form 1s are now considered closed.
We currently hold one promissory note from Palm Trading Investment Corp, which had an aggregate initial value of $9.2 million. The note is included in (i) Prepaid expenses and other current assets and in (ii) Other assets on our unaudited condensed consolidated balance sheet for the short and long-term portions, respectively. The loan balance outstanding was $3.1 million and $3.5 million as of June 27, 2014 and December 31, 2013, respectively, reflecting the initial value plus accrued interest, less payments against the promissory note. The fair value of the note receivable is not materially different from its carrying value.

As discussed above and in accordance with ASC 810 - Consolidation, we consolidate DIFZ. The following tables present selected financial information for DIFZ as of June 27, 2014 and December 31, 2013 and for the three and six months ended June 27, 2014 and June 28, 2013:

	As Of
(Amounts in millions)	June 27, 2014	December 31, 2013
Assets	$5.4	$25.9
Liabilities	0.8	22.2

	Three Months Ended		Six Months Ended
(Amounts in millions)	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Revenue	$81.3	$109.0	$163.7	$222.8
The following tables present selected financial information for our equity method investees as of June 27, 2014 and December 31, 2013 and for the three and six months ended June 27, 2014 and June 28, 2013:

	As Of
(Amounts in millions)	June 27, 2014	December 31, 2013
Current assets	$68.0	$86.3
Total assets	69.4	88.2
Current liabilities	46.5	44.5
Total liabilities	46.5	44.5

	Three Months Ended		Six Months Ended
(Amounts in millions)	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Revenue	$45.7	$48.0	$124.4	$123.7
Gross profit	4.2	2.2	9.4	11.8
Net income	2.9	1.5	6.1	9.6
Many of our joint ventures and VIEs only perform on a single contract. The modification or termination of a contract under a joint venture or VIE could trigger an impairment in the fair value of our investment in these entities. In the aggregate, our maximum exposure to losses as a result of our investment consists of our (i) $10.8 million investment in unconsolidated subsidiaries, (ii) $1.9 million in receivables from our unconsolidated joint ventures, (iii) $3.1 million note receivable from Palm Trading Investment Corp. and (iv) contingent liabilities that were neither probable nor reasonably estimable as of June 27, 2014.

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

A summary of the Class B share activity for the six months ended June 27, 2014 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value per share	Contractual Term (years)

Outstanding at December 31, 2013	3,144	594.70
Granted:
Class B-1	4,339	819.26	5
Class B-2	—	—
Exercised	—	—
Forfeited or expired	(306)	819.26
Outstanding at June 27, 2014	7,177	790.77

The total fair value of shares granted during the six months ended June 27, 2014 was $3.6 million. Total compensation cost expensed for the three and six months ended June 27, 2014 was $0.5 million and $2.1 million, respectively.
The following is a summary of the changes in non-vested shares for the period ended June 27, 2014.

	Shares	Weighted Average Fair Value
Non-vested shares at December 31, 2013	2,123	$603.37
Granted	4,339	$819.26
Vested	(1,713)	$819.26
Forfeited	(306)	$819.26
Non-vested shares at June 27, 2014	4,443	$790.48
As of June 27, 2014, the total compensation cost related to the non-vested Class B awards, not yet recognized, was $2.2 million which will be recognized over a weighted average period of approximately 3.56 years.

Note 12 — Collaborative Arrangements
We participate in a collaborative arrangement with CH2M Hill on the LOGCAP IV program. This arrangement sets forth the sharing of some of the risks and rewards associated with this U.S. government contract. Our current share of profits of the LOGCAP IV program is 70%.
We account for this collaborative arrangement under ASC 808 — Collaborative Arrangements and record revenue gross as the principal participant. The cash inflows and outflows, as well as expenses incurred, are recorded in Cost of services in the period realized. Revenue on LOGCAP IV was $175.6 million and $366.9 million during the three and six months ended June 27, 2014, respectively, and $308.3 million and $671.0 million during the three and six months ended June 28, 2013, respectively. Cost of services on LOGCAP IV program was $162.1 million and $340.7 million during three and six months ended June 27, 2014, respectively, and $292.9 million and $631.4 million during the three and six months ended June 28, 2013, respectively. Our share of the total LOGCAP IV profits was $6.4 million and $11.5 million during the three and six months ended June 27, 2014, respectively, and $7.2 million and $17.7 million during the three and six months ended June 28, 2013, respectively.

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
Subsequent to the issuance of the Company’s consolidated financial statements on Form 10-K for the period ended December 31, 2013, management determined that within the condensed consolidating statement of cash flows for the six months ended June 28, 2013, the intercompany transfers of the Subsidiary Guarantors in the amount of $24.6 million, previously presented as financing activities, should be classified as investing activities.  The classification of these intercompany transfers has been corrected in the condensed consolidating statement of cash flows for the six months ended June 28, 2013 to be presented within investing activities.  This correction has no impact on the consolidated statement of cash flows for the six months ended June 28, 2013.
The following condensed consolidating financial statements present (i) unaudited condensed consolidating balance sheets as of June 27, 2014 and December 31, 2013, (ii) unaudited condensed consolidating statements of operations and comprehensive income for the three and six months ended June 27, 2014 and June 28, 2013, (iii) unaudited condensed consolidating statements of cash flows for the six months ended June 27, 2014 and June 28, 2013 and (iii) elimination entries necessary to consolidate Parent and its subsidiaries.
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
DynCorp International Inc. is considered the Subsidiary Issuer as it issued the Senior Unsecured Notes.

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Operations Information
For the Three Months Ended June 27, 2014

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$—	$595,440	$85,244	$(89,718)	$590,966
Cost of services	—	—	(540,026)	(84,219)	89,656	(534,589)
Selling, general and administrative expenses	—	—	(32,609)	(64)	62	(32,611)
Depreciation and amortization expense	—	—	(11,874)	(151)	—	(12,025)
Earnings from equity method investees	—	—	19	—	—	19
Impairment of Goodwill, intangibles and long-lived assets	—	—	(91,759)	—	—	(91,759)
Operating (loss) income	—	—	(80,809)	810	—	(79,999)
Interest expense	—	(17,596)	(588)	—	—	(18,184)
Loss on early extinguishment of debt	—	(448)	—	—	—	(448)
Interest income	—	—	24	7	—	31
Equity in (loss) income of consolidated subsidiaries	(82,072)	(62,397)	216	—	144,253	—
Other income, net	—	—	1,446	23	—	1,469
(Loss) income before income taxes	(82,072)	(80,441)	(79,711)	840	144,253	(97,131)
(Provision) benefit for income taxes	—	(1,631)	17,314	96	—	15,779
Net (loss) income	(82,072)	(82,072)	(62,397)	936	144,253	(81,352)
Noncontrolling interests	—	—	—	(720)	—	(720)
Net (loss) income attributable to Delta Tucker Holdings, Inc.	$(82,072)	$(82,072)	$(62,397)	$216	$144,253	$(82,072)

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Operations Information
For the Three Months Ended June 28, 2013

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$—	$879,469	$117,739	$(120,686)	$876,522
Cost of services	—	—	(799,549)	(115,682)	120,658	(794,573)
Selling, general and administrative expenses	—	—	(34,037)	(139)	28	(34,148)
Depreciation and amortization expense	—	—	(12,125)	(149)	—	(12,274)
Earnings from equity method investees	—	—	(1,623)	2,550	—	927
Operating income	—	—	32,135	4,319	—	36,454
Interest expense	—	(18,858)	(980)	—	—	(19,838)
Interest income	—	—	21	7	—	28
Equity in income of consolidated subsidiaries	8,342	20,562	3,016	—	(31,920)	—
Other (expense) income, net	—	—	(2,634)	77	—	(2,557)
Income (loss) before income taxes	8,342	1,704	31,558	4,403	(31,920)	14,087
Benefit (provision) for income taxes	—	6,638	(10,996)	(230)	—	(4,588)
Net income (loss)	8,342	8,342	20,562	4,173	(31,920)	9,499
Noncontrolling interests	—	—	—	(1,157)	—	(1,157)
Net income (loss) attributable to Delta Tucker Holdings, Inc.	$8,342	$8,342	$20,562	$3,016	$(31,920)	$8,342

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Operations Information
For the Six Months Ended June 27, 2014

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$—	$1,211,065	$172,068	$(179,408)	$1,203,725
Cost of services	—	—	(1,104,555)	(169,919)	179,394	(1,095,080)
Selling, general and administrative expenses	—	—	(65,974)	(125)	14	(66,085)
Depreciation and amortization expense	—	—	(23,231)	(297)	—	(23,528)
Earnings from equity method investees	—	—	177	9,589	—	9,766
Impairment of Goodwill, intangibles and long-lived assets	—	—	(91,759)	—	—	(91,759)
Operating (loss) income	—	—	(74,277)	11,316	—	(62,961)
Interest expense	—	(35,097)	(1,104)	—	—	(36,201)
Loss on early extinguishment of debt	—	(621)	—	—	—	(621)
Interest income	—	—	70	14	—	84
Equity in (loss) income of consolidated subsidiaries	(82,839)	(52,939)	10,022	—	125,756	—
Other income, net	—	—	2,340	18	—	2,358
(Loss) income before income taxes	(82,839)	(88,657)	(62,949)	11,348	125,756	(97,341)
Benefit for income taxes	—	5,818	10,010	39	—	15,867
Net (loss) income	(82,839)	(82,839)	(52,939)	11,387	125,756	(81,474)
Noncontrolling interests	—	—	—	(1,365)	—	(1,365)
Net (loss) income attributable to Delta Tucker Holdings, Inc.	$(82,839)	$(82,839)	$(52,939)	$10,022	$125,756	$(82,839)

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Operations Information
For the Six Months Ended June 28, 2013

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$—	$1,815,203	$239,972	$(246,545)	$1,808,630
Cost of services	—	—	(1,650,552)	(235,599)	246,452	(1,639,699)
Selling, general and administrative expenses	—	—	(69,435)	(350)	93	(69,692)
Depreciation and amortization expense	—	—	(23,826)	(295)	—	(24,121)
Earnings from equity method investees	—	—	823	2,550	—	3,373
Operating income	—	—	72,213	6,278	—	78,491
Interest expense	—	(36,986)	(2,015)	—	—	(39,001)
Interest income	—	—	33	13	—	46
Equity in (loss) income of consolidated subsidiaries	23,343	47,311	3,891	—	(74,545)	—
Other (loss) income, net	—	—	(613)	153	—	(460)
Income (loss) before income taxes	23,343	10,325	73,509	6,444	(74,545)	39,076
Benefit (provision) for income taxes	—	13,018	(26,198)	(204)	—	(13,384)
Net income (loss)	23,343	23,343	47,311	6,240	(74,545)	25,692
Noncontrolling interests	—	—	—	(2,349)	—	(2,349)
Net income (loss) attributable to Delta Tucker Holdings, Inc.	$23,343	$23,343	$47,311	$3,891	$(74,545)	$23,343

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Comprehensive (Loss) Income Information
For the Three Months Ended June 27, 2014

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net (loss) income	$(82,072)	$(82,072)	$(62,397)	$936	$144,253	$(81,352)
Other comprehensive income:
Currency translation adjustment	(39)	(39)	—	(39)	78	(39)
Other comprehensive loss, before tax	(39)	(39)	—	(39)	78	(39)
Income tax expense related to items of other comprehensive income	(68)	(68)	—	(68)	136	(68)
Other comprehensive loss	(107)	(107)	—	(107)	214	(107)
Comprehensive (loss) income	(82,179)	(82,179)	(62,397)	829	144,467	(81,459)
Noncontrolling interests	—	—	—	(720)	—	(720)
Comprehensive (loss) income attributable to Delta Tucker Holdings, Inc.	$(82,179)	$(82,179)	$(62,397)	$109	$144,467	$(82,179)

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Comprehensive (Loss) Income Information
For the Three Months Ended June 28, 2013

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net income	$8,342	$8,342	$20,562	$4,173	$(31,920)	$9,499
Other comprehensive income:
Currency translation adjustment	(43)	(43)	38	(81)	86	(43)
Other comprehensive (loss) income, before tax	(43)	(43)	38	(81)	86	(43)
Income tax expense related to items of other comprehensive income	15	15	(14)	29	(30)	15
Other comprehensive (loss) income	(28)	(28)	24	(52)	56	(28)
Comprehensive income	8,314	8,314	20,586	4,121	(31,864)	9,471
Noncontrolling interests	—	—	—	(1,157)	—	(1,157)
Comprehensive income (loss) attributable to Delta Tucker Holdings, Inc.	$8,314	$8,314	$20,586	$2,964	$(31,864)	$8,314

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Comprehensive (Loss) Income Information
For the Six Months Ended June 27, 2014

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net (loss) income	$(82,839)	$(82,839)	$(52,939)	$11,387	$125,756	$(81,474)
Other comprehensive loss:
Currency translation adjustment	(73)	(73)	—	(73)	146	(73)
Other comprehensive loss, before tax	(73)	(73)	—	(73)	146	(73)
Income tax expense related to items of other comprehensive income	26	26	—	26	(52)	26
Other comprehensive loss	(47)	(47)	—	(47)	94	(47)
Comprehensive (loss) income	(82,886)	(82,886)	(52,939)	11,340	125,850	(81,521)
Noncontrolling interests	—	—	—	(1,365)	—	(1,365)
Comprehensive (loss) income attributable to Delta Tucker Holdings, Inc.	$(82,886)	$(82,886)	$(52,939)	$9,975	$125,850	$(82,886)

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Comprehensive (Loss) Income Information
For the Six Months Ended June 28, 2013

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net income	$23,343	$23,343	$47,311	$6,240	$(74,545)	$25,692
Other comprehensive loss:
Currency translation adjustment	(454)	(454)	(241)	(213)	908	(454)
Other comprehensive loss, before tax	(454)	(454)	(241)	(213)	908	(454)
Income tax expense related to items of other comprehensive income	163	163	86	77	(326)	163
Other comprehensive loss	(291)	(291)	(155)	(136)	582	(291)
Comprehensive income	23,052	23,052	47,156	6,104	(73,963)	25,401
Noncontrolling interests	—	—	—	(2,349)	—	(2,349)
Comprehensive income attributable to Delta Tucker Holdings, Inc.	$23,052	$23,052	$47,156	$3,755	$(73,963)	$23,052

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Balance Sheet Information
June 27, 2014

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
	ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$139,657	$13,756	$—	$153,413
Restricted cash	—	—	1,659	—	—	1,659
Accounts receivable, net	—	—	481,763	1,369	103	483,235
Intercompany receivables	—	—	224,574	8,936	(233,510)	—
Prepaid expenses and other current assets	—	—	117,400	513	104	118,017
Total current assets	—	—	965,053	24,574	(233,303)	756,324
Property and equipment, net	—	—	23,339	237	—	23,576
Goodwill	—	—	170,626	32,399	—	203,025
Tradenames, net	—	—	43,376	—	—	43,376
Other intangibles, net	—	—	204,173	877	—	205,050
Investment in subsidiaries	147,861	1,009,111	55,318	—	(1,212,290)	—
Other assets, net	555	13,891	17,386	—	—	31,832
Total assets	$148,416	$1,023,002	$1,479,271	$58,087	$(1,445,593)	$1,263,183

	LIABILITIES & EQUITY
Current liabilities:
Accounts payable	$—	$—	$174,530	$859	$(1,646)	$173,743
Accrued payroll and employee costs	—	—	105,560	1,555	2,027	109,142
Intercompany payables	45,641	178,932	8,937	—	(233,510)	—
Deferred income taxes	—	—	19,125	6	—	19,131
Other accrued liabilities	—	23,937	129,670	349	(71)	153,885
Income taxes payable	—	—	8,123	—	(103)	8,020
Total current liabilities	45,641	202,869	445,945	2,769	(233,303)	463,921
Long-term debt, less current portion	—	672,272	—	—	—	672,272
Long-term deferred taxes	—	—	11,528	—	—	11,528
Other long-term liabilities	—	—	6,852	—	—	6,852
Noncontrolling interests	—	—	5,835	—	—	5,835
Equity	102,775	147,861	1,009,111	55,318	(1,212,290)	102,775
Total liabilities and equity	$148,416	$1,023,002	$1,479,271	$58,087	$(1,445,593)	$1,263,183

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Balance Sheet Information
December 31, 2013

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
	ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$144,025	$26,820	$—	$170,845
Restricted cash	—	—	1,659	—	—	1,659
Accounts receivable, net	—	—	596,901	1,990	(21,755)	577,136
Intercompany receivables	—	—	173,987	7,857	(181,844)	—
Prepaid expenses and other current assets	—	—	123,761	456	293	124,510
Total current assets	—	—	1,040,333	37,123	(203,306)	874,150
Property and equipment, net	—	—	23,797	323	—	24,120
Goodwill	—	—	261,367	32,400	—	293,767
Tradenames, net	—	—	43,464	—	—	43,464
Other intangibles, net	—	—	224,152	1,087	—	225,239
Investment in subsidiaries	228,870	1,095,853	45,383	—	(1,370,106)	—
Other assets, net	891	17,525	20,765	—	—	39,181
Total assets	$229,761	$1,113,378	$1,659,261	$70,933	$(1,573,412)	$1,499,921

	LIABILITIES & EQUITY
Current liabilities:
Accounts payable	$—	$—	$192,456	$2,243	$(1,553)	$193,146
Accrued payroll and employee costs	—	—	111,547	22,770	(19,983)	114,334
Intercompany payables	45,976	128,011	7,857	—	(181,844)	—
Deferred income taxes	—	—	30,960	5	—	30,965
Other accrued liabilities	—	24,225	175,796	438	74	200,533
Income taxes payable	—	—	13,926	94	—	14,020
Total current liabilities	45,976	152,236	532,542	25,550	(203,306)	552,998
Long-term debt, less current portion	—	732,272	—	—	—	732,272
Long-term deferred taxes	—	—	17,359	—	—	17,359
Other long-term liabilities	—	—	7,632	—	—	7,632
Noncontrolling interests	—	—	5,875	—	—	5,875
Equity	183,785	228,870	1,095,853	45,383	(1,370,106)	183,785
Total liabilities and equity	$229,761	$1,113,378	$1,659,261	$70,933	$(1,573,412)	$1,499,921

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Cash Flow Information
For the Six Months Ended June 27, 2014

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$334	$9,080	$55,721	$(10,114)	$(936)	$54,085
Cash flows from investing activities:
Purchase of property and equipment, net	—	—	(6,448)	—	—	(6,448)
Proceeds from sale of property, plant and equipment	—	—	33	—	—	33
Purchase of software	—	—	(887)	—	—	(887)
Return of capital from equity method investees	—	—	2,884	—	—	2,884
Contributions to equity method investees	—	—	—	—	—	—
Transfer to Parent	—	—	(50,586)	(1,077)	51,663	—
Net cash used in investing activities	—	—	(55,004)	(1,077)	51,663	(4,418)
Cash flows from financing activities:
Borrowings on long-term debt	—	2,500	—	—	—	2,500
Payments on long-term debt	—	(62,500)	—	—	—	(62,500)
Payments of deferred financing costs	—	—	—	—	—	—
Borrowings related to financed insurance	—	—	16,472	—	—	16,472
Payments related to financed insurance	—	—	(22,634)	—	—	(22,634)
Payments of dividends to Parent	—	—	—	(1,873)	936	(937)
Transfers (to) from Affiliates	(334)	50,920	1,077	—	(51,663)	—
Net cash used in financing activities	(334)	(9,080)	(5,085)	(1,873)	(50,727)	(67,099)
Net decrease in cash and cash equivalents	—	—	(4,368)	(13,064)	—	(17,432)
Cash and cash equivalents, beginning of period	—	—	144,025	26,820	—	170,845
Cash and cash equivalents, end of period	$—	$—	$139,657	$13,756	$—	$153,413

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Cash Flow Information
For The Six Months Ended June 28, 2013

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$99	$12,462	$56,793	$(15,631)	$(2,812)	$50,911
Cash flows from investing activities:
Purchase of property and equipment, net	—	—	(1,212)	(8)	—	(1,220)
Proceeds from sale of property, plant and equipment	—	—	167	—	—	167
Purchase of software	—	—	(2,557)	—	—	(2,557)
Return of capital from equity method investees	—	—	769	—	—	769
Transfer to Parent	—	—	(24,584)	—	24,584	—
Net cash used in investing activities	—	—	(27,417)	(8)	24,584	(2,841)
Cash flows from financing activities:
Borrowings on long-term debt	—	317,600	—	—	—	317,600
Payments on long-term debt	—	(318,237)	—	—	—	(318,237)
Payments of deferred financing costs	—	—	(2,139)	—	—	(2,139)
Borrowings related to financed insurance	—	—	1,063	—	—	1,063
Payments related to financed insurance	—	—	(26,471)	—	—	(26,471)
Payments of dividends to Parent	—	—	—	(5,624)	2,812	(2,812)
Transfers (to) from Affiliates	(99)	(11,825)	—	36,508	(24,584)	—
Net cash (used in) provided by financing activities	(99)	(12,462)	(27,547)	30,884	(21,772)	(30,996)
Net increase in cash and cash equivalents	—	—	1,829	15,245	—	17,074
Cash and cash equivalents, beginning of period	—	—	74,907	43,868	—	118,775
Cash and cash equivalents, end of period	$—	$—	$76,736	$59,113	$—	$135,849

Note 14 — Subsequent Events
We evaluated potential subsequent events occurring after the period end date through the date the financial statements were issued and concluded that there were no subsequent events for the quarter ended June 27, 2014, except as disclosed within the Notes to the unaudited condensed consolidated financial statements.

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

DynAviation
This segment provides worldwide maintenance of aircraft fleet and ground vehicles, which includes logistics support on aircraft and aerial firefighting services, weapons systems, and related support equipment to the DoD, other U.S. government agencies and direct contracts with foreign governments. This segment also provides foreign assistance programs to help foreign governments improve their ability to develop and implement national strategies and programs to prevent the production, trafficking and abuse of illicit drugs. The INL Air Wing program is the most significant programs in the DynAviation segment. The INL Air Wing program supports governments in multiple Latin American countries and provides support and assistance with interdiction services in Afghanistan. This program also provides intra-theater transportation services for DoS personnel throughout Iraq and Afghanistan.
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
External Factors
After a decade of unprecedented defense spending to support operations in Iraq and Afghanistan, the defense industry continues to adapt to a period of reduced funding brought about by the convergence of a variety of policy, political and fiscal realities.  Budgetary challenges at home and policy decisions in Afghanistan have not occurred in a geopolitical vacuum; instability and on-going and potential conflicts around the globe will likely drive adjustments to U.S. national security and foreign policy objectives, as well as the funding levels and mechanisms to support necessary policy shifts. External factors driving influencing industry include:

•	Adhering to discretionary spending caps mandated by the Budget Control Act of 2011 ("BCA");

•	The ongoing draw-down of U.S. troops in Afghanistan; and

•	Increased instability and challenges to the existing international framework.
While the BCA-mandated spending caps and related sequestration still remains the law of the land, enactment of the Bipartisan Budget Act of 2013 ("BBA") in December 2013 adjusted the caps upward and brought some much needed clarity and stability to both defense and non-defense discretionary budgets, at least for fiscal years 2014 (FY14) and 2015 (FY15). The BBA ensures there will be no sequestration in FY15, and while Congress will exercise its prerogative to alter and prioritize the President’s budget requests, the topline numbers are defined and will be adhered to by the President and Congress. It is important to note, the BBA does not impact or resolve the caps mandated by the BCA in 2016 and beyond.
Specifically, the FY15 budget request for the Department of Defense ("DoD") is $555.0 billion. The request consists of a $496.0 billion for the base budget, which is essentially flat with FY14, and $59.0 billion for Overseas Contingency Operations ("OCO") request, which represents an anticipated 31% decrease from FY14.
The base budget request for the Operations and Maintenance ("O&M") accounts total $199.0 billion, which is a 3% increase over FY14, with all services seeing an increase in O&M funding. The increased request for O&M activities demonstrates DoD’s continued focus on recapturing lost readiness and returning the force to the highest possible levels of preparedness.
As stated above, the reduction in OCO funds requested was anticipated based on the drawdown of troops in Afghanistan. However, the $59.0 billion request is still significant, especially when viewed in the context of the expected force structure in Afghanistan moving forward.
The on-going requirement for substantial OCO budgets is being driven by several factors, including retrograding and resetting of war equipment; sustaining and professionalizing the Afghan National Security Forces ("ANSF"); supporting a large U.S. presence in the greater Middle East; and supporting new counter-terrorism and European security initiatives.
Starting with retrograde and reset, the FY15 Army OCO request includes $2.8 billion, 27% more than FY14, for resetting equipment. The outgoing Vice Chief of the Army, General John Campbell, recently stated that the OCO requirement to fully complete the retrograde and reset of the force coming out of Afghanistan will take three years after the last piece of equipment leaves the country.

In Afghanistan, the U.S. reaffirmed its commitment to the Afghan people by providing $4.1 billion, $600.0 million below FY14, for the continued training and development of the ANSF. Importantly, these funds are increasingly utilized for sustaining and professionalizing the force and not for equipping or building additional infrastructure. This is a real shift from building quantity to ensuring quality in maintenance, logistics and other enablers.
Related to the ANSF training mission is the overall U.S. military footprint in Afghanistan. The FY15 OCO request reflects the Administration’s plans to shrink U.S. troops from 37,000 in 2014 to an average of 11,700 in 2015, with a goal of 9,800 by year’s end.
Lastly on OCO, the off-budget requests have traditionally only supported operations in Afghanistan, Iraq and related activities.  The FY15 OCO includes two new programs: the $5.0 billion Counter-terrorism Partnership Fund ("CTPF") and the $1.0 billion European Reassurance Initiative ("ERI"). Both of these funds are intended to reaffirm to our allies that the U.S. is prepared to lead and react to events in Ukraine, Syria, Iraq and other hot spots around the world. The CTPF and ERI will emphasize increased U.S. presence, more multi and bilateral training, and the building of host-nation capacity.
The FY15 OCO budget request reflects how the external drivers of the Afghanistan troop drawdown and increased global instability are influencing U.S. national security and national security objectives, as well as the allocation of limited resources to support shifts in policy and priorities.
The U.S. and its allies are confronted with a complex, challenging and often violent world. Whether it is on our own Southwest border, Iraq, Ukraine, the South China Sea, Africa or any number of other locations, U.S. leadership is still required. This leadership includes assisting in the development of and equipping of allied security forces and related civil institutions to bolster international stability and security.
While there exists potential challenges that could adversely impact our business on a short-term basis, we believe the following longer-term industry trends are positive and will result in continued demand for the types of services we provide:

•	Realignment of the military force structure, leading to increased outsourcing of non-combat functions, including life cycle;

•	Asset management of equipment ranging from organizational to depot-level maintenance;

•	Requirement to maintain, overhaul and upgrade for returning rolling stocks and aging platforms;

•	Sustain and support forward-deployed rotational troops and equipment;

•	Growth in outsourcing by foreign allies of maintenance, supply-support, facilities management, infrastructure upgrades, and construction management-related services;

•	Continued focus on smart power initiatives by the DoS, USAID, the United Nations ("UN"), and the DoD, including development and smaller-scale stability operations; and

•
Further efforts by the U.S. government to move from single-award to multiple-award IDIQ contracts, which offer an opportunity to increase revenue by competing for task orders with the other contract awardees.

With regard to the greater Middle East, we expect instability and challenges to our regional relationships will persist. However, as acknowledged in the OCO request, U.S. defense ties and presence throughout the region will continue to be of vital strategic interest to the U.S. and our allies. We believe that base operations and support and maintenance capacity will be key enablers in this environment and we are especially well positioned to provide these services to both U.S. forces and allied nations.
In Asia, the re-balance verifies the increased importance of the Asia-Pacific regions, in both security and economic terms for the U.S. As the U.S. revitalizes and reinforces its presence in this vital region, we expect to see increased demand for base operations support, logistics support and capacity building, all of which we provide best-in-class.

Notable Events for the Six Months Ended June 27, 2014

•
In January 2014, DynLogistics announced the award of a subcontract to provide training assistance in support of the Afghan Engineer Training Security Assistance Team. DynCorp will perform as a subcontractor to GovSource, Inc., a provider of professional and training services to the U.S. Government, on the U.S. Army Security Assistance Training Management Organization ("USASATMO") task order under the SATMO indefinite delivery, indefinite quantity contract. The firm fixed-price subcontract has a one year period of performance and a total value of $4.0 million.

•
In January 2014, DynLogistics announced the award of a new task order under the Air Force Contract Augmentation Program III ("AFCAP") to provide engineering design and support services in the United Arab Emirates ("UAE"). The competitively-awarded task order has a one-year base period with two, one-year options and a total contract value of $4.4 million, if all options are exercised.

•
In February 2014, DynLogistics’ Casals & Associates announced that it has been awarded a position on a multiple award, IQC to support U.S. Agency for International Development ("USAID") transition initiatives as part of the Support Which Implements Fast Transition IV ("SWIFT IV") program. The competitively-awarded, multiple award IQC has a five year period of performance with a total shared ceiling contract value of $2.5 billion.

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

•
In March 2014, we made a principal prepayment of $15.0 million, on our Term Loan. This payment caused the acceleration of unamortized deferred financing fees of $0.2 million, which was recorded as a Loss on extinguishment of debt within our Statement of Operations.

•
In April 2014, DynAviation announced the award of a task order under the Contract Field Teams ("CFT") contract to provide aviation maintenance support to the 512th Airlift Wing at Dover Air Force Base. The task order has a one year base and one, one-year option and a potential total value of $8.5 million.

•
In April 2014, the Company announced that DynAviation was awarded a task order under the Logistics Worldwide multiple award contract from the General Services Administration to provide engineering support services. The competitively-awarded task order has one base year with four, one-year options, and a total potential value of $5.0 million.

•
In June 2014, we made a principal prepayment of $45.0 million, on our Term Loan. This payment caused the acceleration of unamortized deferred financing fees of $0.4 million, which was recorded as a Loss on extinguishment of debt within our Statement of Operations.

•
In June 2014, DynLogistics received notice to proceed award of a task order from the U.S. Department of State Bureau of Information Resource Management to provide global information technology services. The task order has a five-year period of performance, with a total contract value of $165 million, if all options are exercised.

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
Our historical contract mix by type, as a percentage of revenue, is indicated in the table below.

	Three Months Ended		Six Months Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Fixed-Price	25%	23%	25%	22%
Time-and-Materials	12%	12%	11%	12%
Cost-Reimbursement	63%	65%	64%	66%
Total	100%	100%	100%	100%
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
The following table sets forth our approximate backlog as of the dates indicated:

	As Of
(Amounts in millions)	June 27, 2014	December 31, 2013
Funded backlog	$1,134	$1,541
Unfunded backlog	2,100	2,439
Total	$3,234	$3,980
The decrease in backlog as of June 27, 2014 was primarily due to orders being adjusted downward for contract de-scopes and potential contract wins being pushed to subsequent periods.

Results of Operations

Consolidated Three Months Ended June 27, 2014 compared to the Three Months Ended June 28, 2013
The following tables set forth our unaudited consolidated results of operations, both in dollars and as a percentage of revenue, for the three months ended June 27, 2014 and June 28, 2013:

	Three Months Ended
(Amounts in thousands)	June 27, 2014		June 28, 2013
Revenue	$590,966	100.0%	$876,522	100.0%
Cost of services	(534,589)	(90.5)	(794,573)	(90.7)
Selling, general and administrative expenses	(32,611)	(5.5)	(34,148)	(3.9)
Depreciation and amortization expense	(12,025)	(2.0)	(12,274)	(1.4)
Earnings from equity method investees	19	—	927	0.1
Impairment of goodwill, intangibles and long lived assets	(91,759)	(15.5)	—	—
Operating (loss) income	(79,999)	(13.5)	36,454	4.2
Interest expense	(18,184)	(3.1)	(19,838)	(2.3)
Loss on early extinguishment of debt	(448)	(0.1)	—	—
Interest income	31	—	28	—
Other income (expense), net	1,469	0.3	(2,557)	(0.3)
(Loss) income before income taxes	(97,131)	(16.4)	14,087	1.6
Benefit (provision) for income taxes	15,779	2.7	(4,588)	(0.5)
Net (loss) income	(81,352)	(13.8)	9,499	1.1
Noncontrolling interests	(720)	(0.1)	(1,157)	(0.1)
Net (loss) income attributable to Delta Tucker Holdings, Inc.	$(82,072)	(13.9)	$8,342	1.0
Revenue — Revenue for the three months ended June 27, 2014 was $591.0 million, a decrease of 32.6% compared to $876.5 million for the three months ended June 28, 2013. The decrease was primarily driven by the continued drawdown of U.S. forces in Afghanistan, which impacted the demand for services under the Company's LOGCAP IV contract and caused reduced training needs under the Afghanistan Ministry of Defense Program ("AMDP") contract; reduced service needs in Iraq for DoS, affecting the INL Air Wing contract as well as the completion of the WPS contract, and the delays and losses in new business awards caused by United States budget uncertainty and increased competition. See further discussion of our revenue results in the "Results by Segment" section below.
Cost of services — Cost of services are comprised of direct labor, direct material, overhead, subcontractors, travel, supplies and other miscellaneous costs. Cost of services for the three months ended June 27, 2014 was $534.6 million, a decrease of $260.0 million, or 32.7%, compared to the three months ended June 28, 2013. The decrease in Cost of services was primarily driven by the reduction in volume as discussed above. Cost of services as a percentage of revenue decreased to 90.5% for the three months ended June 27, 2014 compared to 90.7% for the three months ended June 28, 2013. The reduction in Cost of services as a percentage of revenue was driven by the decline in the LOGCAP IV and AMDP contracts and was partially offset by certain loss contracts within our DynAviation segment. See further discussion of the impact of program margins in the "Results by Segment" section below.
Selling, general and administrative expenses ("SG&A") — SG&A primarily relates to functions such as management, legal, financial accounting, contracts and administration, human resources, management information systems, purchasing, and business development. SG&A decreased by $1.5 million, or 4.5%, to $32.6 million during the three months ended June 27, 2014 primarily as a result of reductions in consulting and professional fees, contract labor, rent expense and compensation. SG&A as a percentage of revenue increased to 5.5% for the three months ended June 27, 2014 compared to 3.9% for the three months ended June 28, 2013 primarily as a result of the decline in revenue out pacing general and administrative reductions. We continue to focus on cost containment measures to better position the Company operationally for the future.
Earnings from equity method investees — Earnings from equity method investees include our proportionate share of the income of our equity method investees deemed to be operationally integral to our business, such as Partnership for Temporary Housing LLC (“PaTH”), Contingency Response Services LLC (“CRS”), Global Response Services LLC (“GRS”) and Global Linguist Solutions ("GLS"). Earnings from operationally integral unconsolidated affiliates for the three months ended June 27, 2014 was $0.02 million compared to $0.9 million for the three months ended June 28, 2013, primarily as a result of the reduced activity in our PATH and GRS joint ventures. See Note 10 for additional information.

Impairment of goodwill, intangibles and long lived assets — Impairment of goodwill, intangibles and long lived assets for the three months ended June 27, 2014 was $91.8 million primarily from an impairment charge of $90.7 million on our goodwill associated with our Logistics Sustainment Solutions ("LSS") reporting unit within our DynLogistics segment as a result of our assessment of a triggering event in the quarter. See Note 2 and Note 3 for further discussion.
Interest expense — Interest expense for the three months ended June 27, 2014 was $18.2 million, a decrease of $1.7 million, or 8.3%, compared to the three months ended June 28, 2013. The decrease is the result of the reduction of the principal balance of our Term Loan as a result of principal prepayments of $50.0 million during the year ended December 31, 2013 and $60.0 million through the first two quarters of 2014.
Other income (expense), net — Other income (expense), net consists primarily of our share of earnings from Babcock DynCorp Limited ("Babcock"), as well as gains/losses from foreign currency and asset sales. Other income (expense), net during the three months ended June 27, 2014 was $1.5 million, an increase of $4.0 million or 157.5% due to income recognized upon the sale of a helicopter during the six months ended June 27, 2014 and as a result of earnings recognized from Babcock.
Income taxes — Our effective tax rate consists of federal and state statutory rates, certain permanent differences and discreet items. The effective tax rate for the three months ended June 27, 2014 was 16.2%, as compared to 32.6% for the three months ended June 28, 2013, a change primarily driven by the impact of the goodwill impairment as it relates to the pretax book loss compared to pretax book income in the prior year.

Consolidated Six Months Ended June 27, 2014 compared to the Six Months Ended June 28, 2013
The following tables set forth our unaudited consolidated results of operations, both in dollars and as a percentage of revenue, for the six months ended June 27, 2014 and June 28, 2013:

	Six Months Ended
(Amounts in thousands)	June 27, 2014		June 28, 2013
Revenue	$1,203,725	100.0%	$1,808,630	100.0%
Cost of services	(1,095,080)	(91.0)	(1,639,699)	(90.7)
Selling, general and administrative expenses	(66,085)	(5.5)	(69,692)	(3.9)
Depreciation and amortization expense	(23,528)	(2.0)	(24,121)	(1.3)
Earnings from equity method investees	9,766	0.8	3,373	0.2
Impairment of goodwill, intangibles and long lived assets	(91,759)	(7.6)	—	—
Operating (loss) income	(62,961)	(5.2)	78,491	4.3
Interest expense	(36,201)	(3.0)	(39,001)	(2.2)
Loss on early extinguishment of debt	(621)	(0.1)	—	—
Interest income	84	—	46	—
Other income (expense), net	2,358	0.2	(460)	—
(Loss) income before income taxes	(97,341)	(8.1)	39,076	2.1
Benefit (provision) for income taxes	15,867	1.3	(13,384)	(0.7)
Net (loss) income	(81,474)	(6.8)	25,692	1.4
Noncontrolling interests	(1,365)	(0.1)	(2,349)	(0.1)
Net (loss) income attributable to Delta Tucker Holdings, Inc.	$(82,839)	(6.9)	$23,343	1.3
Revenue — Revenue for the six months ended June 27, 2014 was $1,203.7 million, a decrease of $604.9 million, or 33.4%, compared to the six months ended June 28, 2013. The decrease was primarily driven by the accelerated pace of the drawdown in Afghanistan, which impacted the demand for services under the Company's LOGCAP IV contract and caused reduced training needs under the AMDP contract; reduced service needs in Iraq for DoS, affecting the INL Air Wing contract as well as the completion of the WPS contract, and the delays in new business awards caused by United States budget uncertainty. See further discussion of our revenue results in the "Results by Segment" section below.
Cost of services — Cost of services are comprised of direct labor, direct material, overhead, subcontractors, travel, supplies and other miscellaneous costs. Cost of services for the six months ended June 27, 2014 was $1,095.1 million, a decrease of $544.6 million, or 33.2%, compared to the six months ended June 28, 2013. The decrease in Cost of services was primarily driven by the reduction in volume as discussed above. The reduction in volume also drove a slight increase in Cost of services as a percentage of revenue to 91.0% for the six months ended June 27, 2014 compared to 90.7% for the six months ended June 28, 2013. Cost of services as a percentage of revenue increased due to certain loss contracts within our DynAviation segment. See further discussion of the impact of program margins in the "Results by Segment" section below.

Selling, general and administrative expenses — SG&A primarily relates to functions such as management, legal, financial accounting, contracts and administration, human resources, management information systems, purchasing, and business development. SG&A decreased by $3.6 million, or 5.2%, to $66.1 million during the six months ended June 27, 2014 primarily as a result of reductions in consulting and professional fees, contract labor, rent expense and compensation. SG&A as a percentage of revenue increased to 5.5% for the six months ended June 27, 2014 compared to 3.9% for the six months ended June 28, 2013. The increase in SG&A as a percentage of revenue for the six months ended June 27, 2014 was primarily a result of the decline in revenue out pacing general and administrative reductions.
Depreciation and amortization — Depreciation and amortization during the six months ended June 27, 2014 was $23.5 million, a decrease of $0.6 million, or 2.5%, compared to the six months ended June 28, 2013. The decrease was primarily due to the full amortization of certain internally developed software as well as the write-down and disposal of fixed assets during the year ended 2013.
Earnings from equity method investees — Earnings from equity method investees include our proportionate share of the income of our equity method investees deemed to be operationally integral to our business, such as PaTH, CRS, GRS and GLS. Earnings from operationally integral unconsolidated affiliates for the six months ended June 27, 2014 was $9.8 million, an increase of $6.4 million compared to the six months ended June 28, 2013, primarily as a result of equity method income recognized upon the receipt of a $9.6 million distribution from GLS related to the finalization of Form 1s in February 2014 allowing GLS to submit previous invoices for recovery. See Note 10 for additional information.
Impairment of goodwill, intangibles and long lived assets — Impairment of goodwill, intangibles and long lived assets for the six months ended June 27, 2014 was $91.8 million primarily from an impairment charge of $90.7 million on our goodwill associated with our Logistics Sustainment Solutions ("LSS") reporting unit within our DynLogistics segment as a result of our assessment of a triggering event in the quarter. See Note 3 for further discussion.
Interest expense — Interest expense for the six months ended June 27, 2014 was $36.2 million, a decrease of $2.8 million, or 7.2%, compared to the six months ended June 28, 2013. The decrease is the result of the reduction of the principal balance of our Term Loan as a result of principal prepayments of $50.0 million during the year ended December 31, 2013 and $60.0 million through the first two quarters of 2014.
Other income (expense), net — Other income (expense), net consists primarily of our share of earnings from Babcock, as well as gains/losses from foreign currency and asset sales. Other income, net during the six months ended June 27, 2014 was $2.4 million, an increase of $2.8 million compared to Other expense, net of $(0.5) million for the six months ended June 28, 2013, due to the income recognized upon the sale of a helicopter and as a result of earnings recognized from Babcock.
Income taxes — Our effective tax rate consists of federal and state statutory rates, certain permanent differences and discreet items. The effective tax rate for the six months ended June 27, 2014 was 16.2%, as compared to 34.3% for the six months ended June 28, 2013 a change primarily driven by the impact of the goodwill impairment as it relates to the pretax book loss compared to pretax book income in the prior year.

Results by Segment – Three Months Ended June 27, 2014 Compared to Three Months Ended June 28, 2013
The following tables set forth the revenue, both in dollars and as a percentage of our consolidated revenue, operating income and operating margin for our operating segments for the three months ended June 27, 2014 and June 28, 2013. The following amounts agree to our segment disclosures. See Note 9 for further discussion.

	Three Months Ended
	June 27, 2014		June 28, 2013
(Amounts in thousands)	Revenue	% of Total Revenue	Revenue	% of Total Revenue
DynLogistics	$290,340	49.1%	$500,518	57.1%
DynAviation	300,737	50.9	380,418	43.4
Headquarters / Other (1)	(111)	—	(4,414)	(0.5)
Consolidated revenue	$590,966	100.0	$876,522	100.0

	Operating (Loss) Income	Profit Margin	Operating Income (Loss)	Profit Margin
DynLogistics	$(80,803)	(27.8)%	$14,328	2.9%
DynAviation	10,613	3.5	31,857	8.4
Headquarters / Other (2)	(9,809)		(9,731)
Consolidated operating income	$(79,999)		$36,454

(1)
Headquarters revenue primarily represents revenue earned on shared service arrangements for general and administrative services provided to unconsolidated joint ventures. The DynGlobal associated revenue for the three months ended June 27, 2014 is also included in Headquarters / Other. The amount of revenue for DynGlobal represented less than 1% of total revenue for the period.

(2)
Headquarters operating expenses primarily relate to amortization of intangible assets and other costs that are not allocated to segments and are not billable to our U.S. government customers, partially offset by equity method investee income. The DynGlobal associated costs for the three months ended June 27, 2014 are also included in Headquarters / Other. The amount of cost for DynGlobal represented less than 1% of total cost for the period.

DynLogistics
Revenue of $290.3 million decreased $210.2 million, or 42.0%, for the three months ended June 27, 2014 compared to the three months ended June 28, 2013 primarily as a result of reductions in manning, materials and other direct costs under the Afghan Area of Responsibility ("AOR") task order under the LOGCAP IV program, consistent with our expectation of reduced volume resulting from the continued drawdown of troops in Afghanistan. Additionally, revenue was impacted by de-scoping on the AMDP contract, lower volume on the CivPol task orders, as well as, the completion of the Worldwide Protective Services ("WPS") program in Iraq. This decline was partially offset by revenue from programs including the Enhanced Army Global Logistics Enterprise ("EAGLE") Fort Campbell program, the War Reserve Materiel II ("WRM II") program and the new task order for the Criminal Justice Program Support ("CJPS") in Haiti. As efforts in Afghanistan continue to decline and with the continued pressure on U.S. defense budgets, we expect our revenue for the DynLogistics segment to continue to decline in 2014 primarily due to the decline in the LOGCAP program as well as de-scopes in other programs within DynLogistics.
Operating loss of $80.8 million and operating income of $14.3 million for the three months ended June 27, 2014 and June 28, 2013, respectively was related to the goodwill impairment charge of $90.7 million on our goodwill associated with our Logistics Sustainment Solutions ("LSS") reporting unit. See Note 3 for further discussion. Excluding the impact of the goodwill impairment, Operating loss increased primarily as a result of the decline in revenue discussed above.
DynAviation
Revenue of $300.7 million decreased $79.7 million, or 20.9%, for the three months ended June 27, 2014 compared to the three months ended June 28, 2013 primarily as a result of the decrease in demand resulting from the de-scoping of the INL-Air Wing program in Iraq in addition to a reduction in volume of certain task orders under the Contract Field Teams (“CFT”) program and the completion of the G222 and Columbus Support Division contracts. The decrease in revenue was partially offset by the revenue from the Army Field Maintenance ("AFM") program and the Multi Sensor Aerial Intelligence Surveillance Reconnaissance ("MAISR") program. Challenges to future revenue growth as a result of an increasingly competitive environment and delays in the government procurement environment could result in continued declines within the DynAviation segment.

Operating income of $10.6 million decreased $21.2 million, or 66.7%, for the three months ended June 27, 2014 compared to the three months ended June 28, 2013 primarily as a result of the decrease in revenue discussed above, the impact of loss contracts and a change in contract mix on the Theater Aviation Sustainment Manager ("TASM") task order, moving under the AFM contract vehicle.

Results by Segment – Six Months Ended June 27, 2014 Compared to Six Months Ended June 28, 2013
The following tables set forth the revenue, both in dollars and as a percentage of our consolidated revenue, operating income and operating margin for our operating segments for the six months ended June 27, 2014 and June 28, 2013.
The following amounts agree to our segment disclosures, see Note 9 for further discussion.

	Six Months Ended
	June 27, 2014		June 28, 2013
(Amounts in thousands)	Revenue	% of Total Revenue	Revenue	% of Total Revenue
DynLogistics	$607,507	50.5%	$1,067,575	59.0%
DynAviation	596,472	49.5	748,094	41.4
Headquarters / Other (1)	(254)	—	(7,039)	(0.4)
Consolidated revenue	$1,203,725	100.0	$1,808,630	100.0

	Operating (Loss) Income	Profit Margin	Operating Income (Loss)	Profit Margin
DynLogistics	$(68,773)	(11.3)%	$32,857	3.1%
DynAviation	21,900	3.7	64,618	8.6
Headquarters / Other (2)	(16,088)		(18,984)
Consolidated operating income	$(62,961)		$78,491

(1)
Headquarters revenue primarily represents revenue earned on shared service arrangements for general and administrative services provided to unconsolidated joint ventures. The DynGlobal associated revenue for the six months ended June 27, 2014 is also included in Headquarters / Other in support of the bidding and proposal process of business development. The amount of revenue for DynGlobal represented less than 1% of total revenue for the period.

(2)
Headquarters operating expenses primarily relate to amortization of intangible assets and other costs that are not allocated to segments and are not billable to our U.S. government customers, partially offset by equity method investee income. The DynGlobal associated costs for the six months ended June 27, 2014 are also included in Headquarters / Other.

DynLogistics
Revenue of $607.5 million decreased $460.1 million, or 43.1%, for the six months ended June 27, 2014 compared to the six months ended June 28, 2013 primarily as a result of reductions in manning, materials and other direct costs under the AOR task order under the LOGCAP IV program, consistent with our expectation of reduced volume resulting from the continued drawdown of troops in Afghanistan. Additionally, revenue was impacted by de-scoping on the AMDP contract, lower volume on the CivPol task orders, as well as, the completion of the WPS program in Iraq. This decline was partially offset by revenue from programs including the EAGLE Fort Campbell program, the WRM II program, and the new task order for the CJPS in Haiti. As efforts in Afghanistan continue to decline and with the continued pressure on U.S. defense budgets, we expect our revenue for the DynLogistics segment to continue to decline in 2014 primarily due to the decline in the LOGCAP program as well as de-scopes in other programs within DynLogistics.
Operating loss of $68.8 million and operating income of $32.9 million for the six months ended June 27, 2014and June 28, 2013 was related to the goodwill impairment charge of $90.7 million on our goodwill associated with our Logistics Sustainment Solutions ("LSS") reporting unit. See Note 3 for further discussion. Excluding the impact of the goodwill impairment, Operating loss increased primarily as a result of the decline in revenue discussed above.
DynAviation
Revenue of $596.5 million decreased $151.6 million, or 20.3%, for the six months ended June 27, 2014 compared to the six months ended June 28, 2013 primarily as a result of the decrease in demand resulting from the de-scoping of the INL-Air Wing program in Iraq in addition to a reduction in volume of certain task orders under the CFT program and the completion of the G222 and Columbus Support Division contracts. The decrease in revenue was partially offset by the AFM program and the MAISR program. Challenges to future revenue growth as a result of an increasingly competitive environment and delays in the government procurement environment could result in continued declines within the DynAviation segment.

Operating income of $21.9 million decreased $42.7 million, or 66.1%, for the six months ended June 27, 2014 compared to the six months ended June 28, 2013 primarily as a result of the decrease in revenue discussed above, the impact of loss contracts and a change in contract mix on the TASM task order, moving under the AFM contract vehicle. This change drove Operating income as a percentage of revenue to 3.7% for the six months ended June 27, 2014 compared to 8.6% for the six months ended June 28, 2013.

Liquidity and Capital Resources
Cash generated by operations and borrowings available under our Senior Credit Facility are our primary sources of short-term liquidity. See Note 7 for further discussion. We believe our cash flow from operations and our available borrowings will be adequate to meet our liquidity needs for the next twelve months. However, our cash flow from operations is heavily dependent upon billing and collection of our accounts receivable and access to our Revolver is dependent upon our meeting financial and non-financial covenants. Significant changes, such as a future government shutdown, further cuts mandated by sequestration or any other limitations in collections or loss of our ability to access our Revolver, could materially impact liquidity and our ability to fund our working capital needs. Failure to meet covenant obligations could result in elimination of access to our Senior Credit Facility or other remedies by our Agent, such as the acceleration of our debt, which would materially affect our future expansion strategies and our ability to meet our operational obligations. See further discussion of our covenants in the Financing section below.
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
Management believes Days Sales Outstanding ("DSO") is an appropriate way to measure our billing and collections effectiveness. DSO measures the efficiency in collecting our receivables as of the period end date and is calculated based on average daily revenue for the most recent quarter and accounts receivable, net of customer advances, as of the balance sheet date. DSO decreased to 64 days as of June 27, 2014 from 69 days as of December 31, 2013, as we continued to focus on managing our customer payment cycles. We expect cash to continue to be impacted by operational working capital needs, potential acquisitions and interest payments on the Senior Credit Facility and the Senior Unsecured Notes.

Cash Flow Analysis

	Six Months Ended
(Amounts in thousands)	June 27, 2014	June 28, 2013
Net cash provided by operating activities	$54,085	$50,911
Net cash used in investing activities	(4,418)	(2,841)
Net cash used in financing activities	(67,099)	(30,996)
Cash Flows
Cash provided by operating activities during the six months ended June 27, 2014 was $54.1 million as compared to cash provided by operating activities of $50.9 million during the six months ended June 28, 2013. Cash provided by operations for the six months ended June 27, 2014 was primarily due to (i) improvements in working capital, specifically a decrease in accounts receivable partially offset by a reduction in accrued liabilities as well as cash expended to reduce accounts payable and (ii) dividends received from equity method investees. Cash provided by operating activities during the six months ended June 28, 2013 was primarily due to higher net income and working capital improvements resulting from the collection of accounts receivable and utilization of prepaid expenses partially offset by cash expended to reduce accounts payable.
Cash used in investing activities during the six months ended June 27, 2014 was $4.4 million as compared to cash used in investing activities during the six months ended June 28, 2013 of $2.8 million. Cash used in investing activities during the six months ended June 27, 2014 was primarily due to leasehold improvements related to our Tyson's Corner lease, partially offset by a return of capital from Babcock. Cash used in investing activities during the six months ended June 28, 2013 was primarily due to the purchase of fixed assets and software.
Cash used in financing activities during the six months ended June 27, 2014 was $67.1 million compared to $31.0 million of cash used in financing activities during the six months ended June 28, 2013. Cash used in financing activities during the six months ended June 27, 2014 was primarily the result of the $60.0 million prepayment on our Term Loan. Cash used in financing activities during the six months ended June 28, 2013 was primarily the result of payments related to financed insurance.

Financing
As of June 27, 2014, our debt was comprised of (i) $455.0 million of Senior Unsecured Notes and (ii) $217.3 million of the Term Loan principal associated with our Senior Credit Facility. The Senior Credit Facility also contains a $181.0 million revolving credit facility (the "Revolver") under which we had no borrowings during the six months ended June 27, 2014. As of June 27, 2014 and December 31, 2013, the available borrowing capacity under the Senior Credit Facility was approximately $146.3 million and $144.6 million, respectively, that takes into account $34.7 million and $36.4 million, respectively, in issued letters of credit.
As of June 27, 2014, the Senior Credit Facility includes the $217.3 million Term Loan and the $181.0 million Revolver which matures July 7, 2016. Pursuant to the Senior Credit facility, quarterly principal payments on the Term Loan are required. However, certain principal prepayments made during the year ended December 30, 2011 were applied to the future scheduled maturities and satisfied our responsibility to make quarterly principal payments through maturity.
We incur quarterly interest payments on both the Term Loan and the Revolver comprised of (i) interest for Term Loan and Revolver borrowings, (ii) letter of credit commitments and (iii) unused commitment fees. See Note 7 for additional information related to the Senior Credit Facility.
The Senior Unsecured Notes carry $455.0 million of principal with a 10.375% interest rate. This Indenture matures on July 1, 2017. The interest payments are payable semi-annually on January 1st and July 1st.
We or our affiliates may, from time to time, purchase our Senior Unsecured Notes. Any such future purchases may be made through open market or privately negotiated transactions with third parties or pursuant to one or more tender or exchange offers or otherwise, upon such terms and at such prices as we or any such affiliates may determine.
The weighted-average interest rate as of June 27, 2014 for our debt was 9.0%, excluding the impact of deferred financing fees. There were no interest rate hedges in place during the three and six months ended June 27, 2014.
Debt Covenants and Other Matters
The Senior Credit Facility contains financial, as well as non-financial, affirmative and negative covenants that we believe are usual and customary. These covenants can, among other things, limit our ability to:

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
In addition, the Senior Credit Facility stipulates a maximum total leverage ratio, as defined in the Senior Credit Facility, and a minimum interest coverage ratio, as defined in the Senior Credit Facility, that must be maintained. As of June 27, 2014 and December 31, 2013, we were in compliance with our financial covenants.
The total leverage ratio is the Consolidated Total Debt, as defined in the Senior Credit Facility, less unrestricted cash and cash equivalents (up to $75.0 million) to Consolidated Earnings Before Interest Taxes Depreciation and Amortization ("Consolidated EBITDA"), as defined in the Senior Credit Facility, for the applicable period. Our total leverage ratio cannot be greater than 4.50 to 1.00 through the period ending June 27, 2014, after which, the maximum total leverage diminishes quarterly or semi-annually.
The interest coverage ratio is the ratio of Consolidated EBITDA to Consolidated Interest Expense, as defined in the Senior Credit Facility. The interest coverage ratio must not be less than 2.00 to 1.00 through the period ending June 27, 2014, after which, the minimum total interest coverage ratio increases periodically thereafter.
We are required to comply with financial maintenance covenants as specified in the Senior Credit Facility including reporting such compliance on a quarterly basis to our Agent. We closely evaluate our expected ability to remain in compliance with our financial maintenance covenants. We performed a re-assessment of our projections during the second quarter of 2014 due to continued challenges in our industry and declines in our business through the first half of the year. Based on these revised projections, we believe we may not satisfy our financial maintenance covenants for the twelve month period ending December 31, 2014, unless we either obtain a waiver from our lenders or amend the terms of our Senior Credit Facility. We are currently in discussions with our Agent with respect to amending the terms of our Senior Credit Facility should we need to address the compliance with our financial maintenance covenants. If we fail to comply with our financial maintenance covenants and are unable to achieve one of these alternatives, the Agent or the lenders could declare an event of default under the Senior Credit Facility, thereby allowing them to demand immediate payment in full of the amounts outstanding and may terminate their obligation to make additional loans and issue new letters of credit under the Senior Credit Facility. This outcome would result in doubt in the Company’s ability to continue as a going concern. If such actions were taken by our Agent or lenders, it could also cause an event of default under our senior unsecured notes. The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments that may result from the outcome of this uncertainty. See Note 7 for further discussion.
As of June 27, 2014 and December 31, 2013, the Company was in compliance with all of its debt agreements.

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

The following table provides a reconciliation of net income (loss) attributable to Delta Tucker Holdings, Inc. and EBITDA and Adjusted EBITDA for the periods included below:

Delta Tucker Holdings, Inc. Unaudited Adjusted EBITDA

	Three Months Ended		Six Months Ended
(Amounts in thousands)	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Net (loss) income attributable to Delta Tucker Holdings, Inc.	$(82,072)	$8,342	$(82,839)	$23,343
(Benefit) provision for income taxes	(15,779)	4,588	(15,867)	13,384
Interest expense, net of interest income	18,153	19,810	36,117	38,955
Depreciation and amortization (1)	12,261	12,710	24,002	24,998
EBITDA	(67,437)	45,450	(38,587)	100,680
Non-recurring or unusual gains or losses or income or expenses and non-cash impairments (2)	94,659	41	98,909	592
Employee non-cash compensation, severance, and retention expense (3)	1,062	1,309	2,797	1,397
Management fees (4)	484	346	719	820
Acquisition accounting and Merger-related items (5)	548	(1,092)	576	(1,961)
Other (6)	412	2,570	(123)	395
Adjusted EBITDA	$29,728	$48,624	$64,291	$101,923

(1)	Amount includes certain depreciation and amortization amounts which are classified as Cost of services in our Unaudited Condensed Consolidated Statements of Operations.

(2)	Includes the impairment of goodwill within the LSS reporting unit as well as certain unusual income and expense items, as defined in the Indenture and Senior Credit Facility.

(3)	Includes post employment benefit expense related to severance in accordance with ASC 712 - Compensation, relocation expenses and share based compensation expense.

(4)	Amount includes Cerberus Operations and Advisory Company management fees.

(5)	Includes costs incurred pursuant to ASC 805 - Business Combination.

(6)	Includes changes due to fluctuations in foreign exchange rates, earnings from affiliates not received in cash and other immaterial items.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There has been no significant change in our exposure to market risk during the three months ended June 27, 2014. For discussion of our exposure to market risk, refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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
Our management, with the participation of the Company’s Interim Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered in this Quarterly Report on Form 10-Q. Based on the evaluation performed, the Company’s Interim Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.
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
We had thirteen Huey helicopters we planned to sell or utilize on our programs as of December 31, 2013. The Company was successful in selling one of the UH-1H helicopters during the first quarter of 2014 and executed a sales agreement to sell an additional six helicopters during the second quarter of 2014 that were previously classified as held for sale. However, we are not certain that we will be able to successfully sell the remaining six helicopters or utilize them on our programs. The inability to sell or deploy the helicopters could lead to an impairment charge in the future. See Note 2 for further discussion on helicopters.
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
As a result of these covenants, we are limited in the manner in which we conduct our business and we may be unable to engage in favorable business activities or finance future operations or capital needs. A breach of any of these covenants could result in a default under one or more of these agreements, including as a result of cross default provisions under our indenture and, in the case of our revolving credit facility, permit the Agent to cease making loans to us. In addition, the covenants in our senior secured credit facilities require us to maintain a leverage ratio below the maximum total leverage ratio and interest coverage above a minimum interest coverage ratio, and limit our capital expenditures. We closely evaluate our expected ability to remain in compliance with our financial maintenance covenants. We performed a re-assessment of our projections during the second quarter of 2014 due to continued challenges in our industry and declines in our business through the first half of the year. Based on these revised projections, we believe we may not satisfy our financial maintenance covenants for the twelve month period ending December 31, 2014, unless we either obtain a waiver from our lenders or amend the terms of our Senior Credit Facility. We are currently in discussions with our Agent with respect to amending the terms of our Senior Credit Facility should we need to address the compliance with our financial maintenance covenants. If we fail to comply with our financial maintenance covenants and are unable to achieve one of these alternatives, the Agent or the lenders could declare an event of default under the Senior Credit Facility, thereby allowing them to demand immediate payment in full, of the amounts outstanding, and may terminate their obligation to make additional loans and issue new letters of credit under the Senior Credit Facility. This outcome would result in doubt in the Company’s ability to continue as a going concern. If such actions were taken by our Agent or lenders, it could also cause an event of default under our senior unsecured notes.
If we were unable to repay those amounts, the Agent under our senior secured credit facilities could proceed against the collateral granted to them to secure that indebtedness. We have pledged a significant portion of our assets as collateral under our senior secured credit facilities. If the Agent or lenders under the senior secured credit facilities accelerate the repayment of borrowings, the proceeds from the sale or foreclosure upon such assets will first be used to repay debt under our senior secured credit facilities, and we may not have sufficient assets to repay our unsecured indebtedness thereafter, including our notes.
Other than the risk factor discussed above, there have been no material changes in risk factors from those described in "Risk Factors" disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5. OTHER INFORMATION.
None.

ITEM 6. EXHIBITS.
The following exhibits are filed as part of, or incorporated by reference into, the Quarterly Report on Form 10-Q.

Exhibit No.	Description

10.30
Employment Agreement between DynCorp International LLC and Gordon Walsh (incorporated by reference to Exhibit 10.30 to Delta Tucker Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on July 14, 2014)

31.1*
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

Date:	August 11, 2014	DELTA TUCKER HOLDINGS, INC.

/s/ William T. Kansky
William T. Kansky
Senior Vice President and Chief Financial Officer