Form 10-Q
period 2014-09-26
Delta Tucker Holdings, Inc.
filed 2014-11-10
CIK 1514226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☑
As of November 10, 2014, the registrant had 100 shares of its Class A common stock outstanding.

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

•	the timing or magnitude of any award fee granted under our government contracts;

•	changes in expected percentages of future revenue represented by fixed-price and time-and-materials contracts, including increased competition with respect to task orders subject to such contracts;

•	decline in the estimated fair value of a reporting unit resulting in a goodwill impairment and a related non-cash impairment charged against earnings;

•	changes in underlying assumptions, circumstances or estimates may have a material adverse effect upon the profitability of one or more contracts and our performance;

•	changes in our tax provisions or exposure to additional income tax liabilities that could affect our profitability and cash flows;

•	uncertainty created by management turnover;

•	termination or modification of key subcontractor performance or delivery; and

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

Calendar Year
We report the results of our operations using a basis where each quarterly period ends on the last Friday of the calendar quarter, except for the fourth quarter of the fiscal year, which ends on December 31. Included in this Quarterly Report are our unaudited condensed consolidated statements of operations and comprehensive income for the three and nine months ended September 26, 2014 and September 27, 2013, the related statements of equity and cash flows for the nine months ended September 26, 2014 and September 27, 2013 and the unaudited condensed consolidated balance sheets as of September 26, 2014 and December 31, 2013.

PART I. FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS.

Delta Tucker Holdings, Inc.
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
(Amounts in thousands)	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
Revenue	$540,327	$766,785	$1,744,052	$2,575,415
Cost of services	(510,965)	(706,308)	(1,606,045)	(2,346,007)
Selling, general and administrative expenses	(44,192)	(34,179)	(110,277)	(103,871)
Depreciation and amortization expense	(12,094)	(12,046)	(35,621)	(36,167)
Earnings from equity method investees	152	295	9,918	3,668
Impairment of goodwill, intangibles and long lived assets	(50,955)	(28,824)	(142,714)	(28,824)
Operating (loss) income	(77,727)	(14,277)	(140,687)	64,214
Interest expense	(17,237)	(19,720)	(53,438)	(58,721)
Loss on early extinguishment of debt	(242)	(230)	(862)	(230)
Interest income	68	31	151	77
Other income (expense), net	956	337	3,314	(124)
(Loss) income before income taxes	(94,182)	(33,859)	(191,522)	5,216
Benefit (provision) for income taxes	23,160	1,991	39,028	(11,393)
Net loss	(71,022)	(31,868)	(152,494)	(6,177)
Noncontrolling interests	(492)	(1,197)	(1,857)	(3,546)
Net loss attributable to Delta Tucker Holdings, Inc.	$(71,514)	$(33,065)	$(154,351)	$(9,723)
See notes to unaudited condensed consolidated financial statements

Delta Tucker Holdings, Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Loss

	Three Months Ended		Nine Months Ended
(Amounts in thousands)	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
Net loss	$(71,022)	$(31,868)	$(152,494)	$(6,177)
Other comprehensive loss:
Foreign currency translation adjustment	(42)	57	(116)	(398)
Other comprehensive (loss) income, before tax	(42)	57	(116)	(398)
Income tax benefit (provision) related to items of other comprehensive (loss) income	15	(20)	42	143
Other comprehensive (loss) income	(27)	37	(74)	(255)
Comprehensive loss	(71,049)	(31,831)	(152,568)	(6,432)
Comprehensive loss attributable to noncontrolling interests	(492)	(1,197)	(1,857)	(3,546)
Comprehensive loss attributable to Delta Tucker Holdings, Inc.	$(71,541)	$(33,028)	$(154,425)	$(9,978)

See notes to unaudited condensed consolidated financial statements

Delta Tucker Holdings, Inc.
Unaudited Condensed Consolidated Balance Sheets

	As Of
(Amounts in thousands, except share data)	September 26, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$53,357	$170,845
Restricted cash	1,659	1,659
Accounts receivable, net of allowances of $2,593 and $1,621 respectively	479,867	577,136
Prepaid expenses and other current assets	90,931	124,510
Total current assets	625,814	874,150
Property and equipment, net	24,648	24,120
Goodwill	152,269	293,767
Tradenames, net	43,331	43,464
Other intangibles, net	194,611	225,239
Other assets, net	29,669	39,181
Total assets	$1,070,342	$1,499,921
LIABILITIES
Current liabilities:
Accounts payable	137,986	193,146
Accrued payroll and employee costs	90,206	114,334
Deferred income taxes	3,681	30,965
Accrued liabilities	136,049	200,533
Income taxes payable	7,577	14,020
Total current liabilities	375,499	552,998
Long-term debt	642,272	732,272
Long-term deferred taxes	2,554	17,359
Other long-term liabilities	12,137	7,632
Total liabilities	1,032,462	1,310,261
EQUITY
Common stock, $0.01 par value – 1,000 shares authorized and 100 shares issued and outstanding at September 26, 2014 and December 31, 2013, respectively		—
Additional paid-in capital	552,430	549,581
Accumulated deficit	(519,950)	(365,599)
Accumulated other comprehensive loss	(271)	(197)
Total equity attributable to Delta Tucker Holdings, Inc.	32,209	183,785
Noncontrolling interests	5,671	5,875
Total equity	37,880	189,660
Total liabilities and equity	$1,070,342	$1,499,921
See notes to unaudited condensed consolidated financial statements

Delta Tucker Holdings, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
(Amounts in thousands)	September 26, 2014	September 27, 2013
Cash flows from operating activities
Net loss	(152,494)	(6,177)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,328	37,470
Amortization of deferred loan costs	4,487	5,154
Impairment of goodwill, intangibles and long-lived assets	142,714	28,824
Earnings from equity method investees	(11,583)	(3,013)
Distributions from equity method investees	9,588	5,983
Deferred income taxes	(42,197)	(18,255)
Share based compensation	2,754	—
Other	1,901	(1,526)
Changes in assets and liabilities:
Accounts receivable	96,231	49,415
Prepaid expenses and other current assets	32,011	5,876
Accounts payable and accrued liabilities	(132,263)	(148,390)
Income taxes (receivable) payable	(5,198)	14,394
Net cash used in operating activities	(17,721)	(30,245)
Cash flows from investing activities
Purchase of property and equipment	(7,129)	(1,654)
Proceeds from sale of property, plant and equipment	44	177
Purchase of software	(1,101)	(2,681)
Return of capital from equity method investees	2,884	1,549
Contributions to equity method investees	—	(30)
Net cash used in investing activities	(5,302)	(2,639)
Cash flows from financing activities
Borrowings on long-term debt	40,100	573,200
Payments on long-term debt	(130,100)	(588,837)
Payment of deferred financing costs	—	(2,139)
Borrowings related to financed insurance	20,214	5,133
Payments related to financed insurance	(23,306)	(27,902)
Payment of dividends to noncontrolling interests	(1,373)	(3,584)
Net cash used in financing activities	(94,465)	(44,129)
Net decrease in cash and cash equivalents	(117,488)	(77,013)
Cash and cash equivalents, beginning of period	170,845	118,775
Cash and cash equivalents, end of period	$53,357	$41,762

Income taxes paid, net	$9,980	$7,942
Interest paid	$60,840	$65,285
See notes to unaudited condensed consolidated financial statements

Delta Tucker Holdings, Inc.
Unaudited Condensed Consolidated Statements of Equity

(Amounts in thousands)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity Attributable to Delta Tucker Holdings, Inc.	Noncontrolling Interest	Total Equity
Balance at December 31, 2012	—	$—	$549,322	$(111,863)	$83	$437,542	$8,212	$445,754
Comprehensive loss attributable to Delta Tucker Holdings, Inc.	—	—	—	(9,723)	(255)	(9,978)	—	(9,978)
Noncontrolling interests	—	—	—	—	—	—	3,546	3,546
DIFZ financing, net of tax	—	—	225	—	—	225	—	225
Dividends declared to noncontrolling interests	—	—	—	—	—	—	(5,375)	(5,375)
Balance at September 27, 2013	—	$—	$549,547	$(121,586)	$(172)	$427,789	$6,383	$434,172

(Amounts in thousands)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity Attributable to Delta Tucker Holdings, Inc.	Noncontrolling Interest	Total Equity
Balance at December 31, 2013	—	$—	$549,581	$(365,599)	$(197)	$183,785	$5,875	$189,660
Share based compensation	—	—	2,754	—	—	2,754	—	2,754
Comprehensive loss attributable to Delta Tucker Holdings, Inc.	—	—	—	(154,351)	(74)	(154,425)	—	(154,425)
Noncontrolling interests	—	—	—	—	—	—	1,857	1,857
DIFZ financing, net of tax	—	—	95	—	—	95	—	95
Dividends declared to noncontrolling interests	—	—	—	—	—	—	(2,061)	(2,061)
Balance at September 26, 2014	—	$—	$552,430	$(519,950)	$(271)	$32,209	$5,671	$37,880
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
In the opinion of management, normal recurring adjustments necessary to fairly present our financial position as of September 26, 2014 and December 31, 2013, the results of operations and statements of comprehensive income for the three and nine months ended September 26, 2014 and September 27, 2013 and the statements of equity and cash flows for the nine months ended September 26, 2014 and September 27, 2013 have been included. The results of operations and the statements of comprehensive income for three and nine months ended September 26, 2014 and September 27, 2013 and the statements of equity and cash flows for the nine months ended September 26, 2014 and September 27, 2013 are not necessarily indicative of the results to be expected for the full calendar year or for any future periods. We use estimates and assumptions required for preparation of the financial statements. The estimates are primarily based on historical experience and business knowledge and are revised as circumstances change. Our actual results may differ from these estimates.
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
The following table presents the aggregate gross favorable and unfavorable adjustments to income before income taxes resulting from changes in contract estimates for the three and nine months ended September 26, 2014 and September 27, 2013.

	Three Months Ended		Nine Months Ended
(Amounts in millions)	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
Gross favorable adjustments	$1.8	$11.2	$3.9	$36.5
Gross unfavorable adjustments	(43.1)	(16.6)	(42.6)	(37.5)
Net adjustments	$(41.3)	$(5.4)	$(38.7)	$(1.0)
Accounting Policies
There have been no material changes to our significant accounting policies from those described in our Annual Report on Form 10-K for the year ended December 31, 2013.
Accounting Developments
On May 28, 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 supersedes existing revenue recognition guidance, including ASC No. 605-35, Revenue Recognition - Construction-Type and Production-Type Contracts. ASU 2014-09 outlines a single set of comprehensive principles for recognizing revenue under GAAP. Among other things, it requires companies to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time. These concepts, as well as other aspects of ASU 2014-09, may change the method and/or timing of revenue recognition for certain of our contracts. ASU 2014-09 will be effective January 1, 2017, and may be applied either retrospectively or through the use of a modified-retrospective method. We are currently evaluating both methods of adoption as well as the effect ASU 2014-09 will have on our consolidated financial position, results of operations and cash flows.
On August 27, 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern. ASU 2014-15 provides guidance in generally accepted accounting principles about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for annual reporting periods ending after December 15, 2016 and for annual and interim periods thereafter (fiscal year 2016 for the Company). Early adoption is permitted. We are currently evaluating the potential effects of the adoption of ASU 2014-15 on our condensed consolidated financial statements.
Other accounting standards updates effective after September 26, 2014 are not expected to have a material effect on our consolidated financial position or annual results of operations and cash flows.

Note 2 — Composition of Certain Financial Statement Captions
The following tables present financial information of certain consolidated balance sheet captions.
Prepaid expenses and other current assets — Prepaid expenses and other current assets were:

	As Of
(Amounts in thousands)	September 26, 2014	December 31, 2013
Prepaid expenses	$30,700	$29,611
Income tax refunds receivable	7,679	7,334
Inventories	24,678	27,008
Aircraft parts inventory held on consignment	2,307	2,404
Work-in-process inventory	11,139	28,444
Joint venture receivables	1,319	2,251
Assets held for sale	2,000	3,017
Other current assets	11,109	24,441
Total prepaid expenses and other current assets	$90,931	$124,510
Prepaid expenses include prepaid insurance, prepaid vendor deposits, and prepaid rent, none of which individually exceed 5% of current assets.
We value our inventory at lower of cost or market. Included in inventory as of September 26, 2014 are four helicopters, valued at $2.5 million that are currently not deployed on any existing programs. During the three months ended September 26, 2014, we modified two helicopters previously included within our inventory and deployed these two helicopters on one of our existing programs. The two deployed helicopters are included within our Property and equipment, net, and the change in helicopter classification was a non-cash investing activity within our Condensed Consolidated Statements of Cash Flows. During the nine months ended September 26, 2014, we sold one helicopter previously included within our inventory. We also have six helicopters classified as held for sale as of September 26, 2014 and December 31, 2013 that were previously deployed on an existing program. During the second quarter of 2014, we executed a sales agreement to sell these six helicopters for a total of $2.0 million, resulting in an impairment expense of $1.0 million, included within the Impairment of goodwill, intangibles and long-lived assets within our consolidated statement of operations. Subsequent to September 26, 2014, we completed the sale of these six helicopters and transferred title.
The aircraft parts inventory held on consignment represents $2.3 million and $2.4 million in inventory related to our former Life Cycle Support Services ("LCCS") Navy contract as of September 26, 2014 and December 31, 2013, respectively. Work-in-process inventory includes equipment for vehicle modifications for specific customers and other deferred costs related to certain contracts. Included in Other current assets as of December 31, 2013 was an insurance receivable related to a settlement of a certain legal matter. This matter was settled and the insurance company paid out the settlement amount during the second quarter of 2014. See Note 8 for further legal discussion.
Property and equipment, net — Property and equipment, net were:

	As Of
(Amounts in thousands)	September 26, 2014	December 31, 2013
Helicopters	$6,005	$4,007
Computers and other equipment	15,109	14,258
Leasehold improvements	18,214	17,585
Office furniture and fixtures	4,194	3,006
Gross property and equipment	43,522	38,856
Less accumulated depreciation	(18,874)	(14,736)
Total property and equipment, net	$24,648	$24,120

Property and equipment, net includes two helicopters valued at $2.0 million previously included within our inventory that were deployed on one of our programs during the third quarter of 2014. Included in Property and equipment, net as of December 31, 2013 was $3.8 million related to the accrual for property additions. Accrued property additions were immaterial as of September 26, 2014. Depreciation expense, including certain depreciation amounts classified as Cost of services, was $1.5 million and $4.2 million during the three and nine months ended September 26, 2014, respectively. Depreciation expense, including certain depreciation amounts classified as Cost of services, was $1.5 million and $4.4 million during the three and nine months ended September 27, 2013, respectively.
Other assets, net — Other assets, net were:

	As Of
(Amounts in thousands)	September 26, 2014	December 31, 2013
Deferred financing costs, net	$12,177	$17,526
Investment in affiliates	10,924	13,477
Palm promissory note, long-term portion	2,104	2,731
Other	4,464	5,447
Total other assets, net	$29,669	$39,181
Deferred financing costs are amortized through interest expense. Amortization related to deferred financing costs was $1.5 million and $4.5 million during the three and nine months ended September 26, 2014, respectively. Amortization related to deferred financing cost was $1.6 million and $5.2 million during the three and nine months ended September 27, 2013, respectively. Deferred financing costs for the three and nine months ended September 26, 2014 were reduced $0.2 million and $0.8 million, related to the pro rata write–off of deferred financing costs to loss on early extinguishment of debt as a result of the $90.0 million in principal prepayment made on the term loan facility under the Senior Credit Facility ("Term Loan") during the nine months ended September 26, 2014. See Note 7 for further discussion.
Accrued payroll and employee costs — Accrued payroll and employee costs were:

	As Of
(Amounts in thousands)	September 26, 2014	December 31, 2013
Wages, compensation and other benefits	$68,347	$93,007
Accrued vacation	20,886	20,383
Accrued contributions to employee benefit plans	973	944
Total accrued payroll and employee costs	$90,206	$114,334
Accrued liabilities — Accrued liabilities were:

	As Of
(Amounts in thousands)	September 26, 2014	December 31, 2013
Customer liabilities	$33,859	$61,856
Accrued insurance	19,898	40,120
Accrued interest	12,567	24,641
Unrecognized tax benefit	8,110	10,132
Contract losses	26,726	13,738
Legal reserves	8,671	14,147
Subcontractor retention	2,819	4,300
Financed insurance	3,070	6,162
Other	20,329	25,437
Total accrued liabilities	$136,049	$200,533

Customer liabilities are primarily due to amounts received from customers in excess of revenue recognized. Other is comprised primarily of accrued rent and workers' compensation related claims and other balances that are not individually material to the consolidated financial statements. Contract losses represent our best estimate of forward losses using currently available information and could change in future periods as new facts and circumstances emerge. Contract losses as of September 26, 2014 included an additional contract loss recorded on a U.S. Air Force contract as we continue to see delays in resolving a contract dispute. Legal matters include reserves related to various lawsuits and claims that arise in the normal course of business. See Note 8 for further discussion.
Other long-term liabilities
As of September 26, 2014 and December 31, 2013, Other long-term liabilities were $12.1 million and $7.6 million, respectively. Other long-term liabilities are primarily due to our long-term postemployment benefit obligation of $5.2 million and obligations in connection with the restructuring plan entered into in 2013 including a long-term leasehold obligation related to our new Tysons Corner facility in McLean, Virginia, of $4.4 million and $4.7 million as of September 26, 2014 and December 31, 2013, respectively.
During the fourth quarter of calendar year 2013, the Company vacated the previously occupied properties at various locations and consolidated to the new Tysons Corner location. Additionally, in April of 2014 we entered into an agreement to buy out our previous headquarter facility lease. Accrued costs associated with vacating these properties, such as lease vacancy obligations, net of estimated sublease rental assumptions as well as the buyout were approximately $5.2 million and $7.8 million as of September 26, 2014 and December 31, 2013, respectively, and were included within Other accrued liabilities above.
We recorded a postemployment benefit expense of $12.8 million and $15.7 million for the three and nine months ended September 26, 2014, respectively, related to severance in accordance with ASC 712 - Compensation which was included in Selling, general and administrative expenses in the statements of operations. As of September 26, 2014, we had approximately $12.9 million in accrued postemployment benefit expense for estimated future payments in accordance with ASC 712.

Note 3 — Goodwill and Other Intangible Assets
During the second quarter of 2014, we amended our organizational structure within the DynLogistics segment to improve efficiencies within existing businesses, resulting in the combination of two reporting units within our DynLogistics segment. Our DynLogistics segment now includes three reporting units.

During the third quarter of 2014, we amended our operating structure by realigning our existing DynGlobal segment to better reflect its true nature as a pure business development organization focused on achieving our global growth objectives. DynGlobal will continue as a brand and an initiative to pursue international and commercial business. As a result, we eliminated the DynGlobal segment. DynGlobal resources were redeployed into the remaining two operating and reporting segments: DynAviation and DynLogistics. The reporting units within DynAviation, which has two reporting units and DynLogistics which has three reporting units, remain unchanged. The amendment in our organizational structure did not result in any reallocation of goodwill.
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
During the second quarter of 2014, we performed a re-assessment of our projections due to continued challenges in our industry and declines in our business through the first half of the year. As a result of the re-assessment, we noted significant declines in future projections and assumptions with respect to new business opportunities within the Logistics Sustainment Services (“LSS”) reporting unit within the DynLogistics segment, which represented a carrying value of $120.6 million in goodwill as of December 31, 2013. We concluded that the change in circumstances represented a triggering event and an interim step one assessment was performed to identify any possible goodwill impairment. The first step of the impairment test indicated the carrying value of the LSS reporting unit was greater than the fair value. We performed step two of the impairment test and determined that the goodwill at the LSS reporting unit was partially impaired. As a result, a non-cash impairment charge of approximately $90.7 million was recorded during the three months ended June 27, 2014 to impair the carrying value of the LSS reporting unit goodwill.

The impairment charge has been presented within the Impairment of goodwill, intangibles and long lived assets in the unaudited condensed consolidated statement of operations. Any further declines in performance within this reporting unit in the future could result in a new triggering event and an additional goodwill impairment.
Further, in light of the re-assessment of our future projections performed during the three months ended June 27, 2014, we also determined that it was appropriate for us to perform a step one interim goodwill impairment test on the Aviation reporting unit within the DynAviation segment. The step one results indicated that the fair value of the goodwill exceeded its carrying value by approximately 17%.
During the third quarter of 2014, we recorded a significant loss on a U.S. Air Force contract as we continued to see delays in resolving the ongoing dispute on the contract and saw a reduction in our overall Aviation reporting unit forecast. We concluded that the decline in performance represented a triggering event within the Aviation reporting unit in DynAviation and a step one assessment was performed to identify any potential goodwill impairment. The results of the step one test indicated the carrying value of the Aviation reporting unit was greater than the fair value. We performed step two of the impairment test and determined that the goodwill at the Aviation reporting unit was partially impaired. As a result, a non-cash impairment charge of approximately $50.8 million was recorded during the three months ended September 26, 2014. The impairment charge has been presented within the Impairment of goodwill, intangibles and long lived assets in the unaudited condensed consolidated statement of operations. We continue to monitor the performance of this reporting unit and any further declines in performance within this reporting unit in the future could result in a new triggering event and an additional goodwill impairment.
Other than those discussed above, no triggering events were identified in our remaining reporting units and the estimated fair values of each of our remaining reporting units exceed their respective carrying values as of September 26, 2014 and December 31, 2013.
The carrying amounts of goodwill for each of our segments as of September 26, 2014 were as follows:

(Amounts in thousands)	DynAviation	DynLogistics	Total
Goodwill balance as of December 31, 2013	$160,932	$132,835	$293,767
Changes between January 1, 2014 and September 26, 2014	(50,756)	(90,742)	(141,498)
Goodwill balance as of September 26, 2014	$110,176	$42,093	$152,269

The following tables provide information about changes relating to certain intangible assets:

	As of September 26, 2014
(Amounts in thousands, except years)	Weighted Average Remaining Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net
Other intangible assets:
Customer-related intangible assets	4.8	$350,912	$(167,736)	$183,176
Other
Finite-lived	7.0	21,185	(14,809)	6,376
Indefinite-lived		$5,059	$—	$5,059
Total other intangibles		$377,156	$(182,545)	$194,611

Tradenames:
Finite-lived	0.6	$869	$(760)	$109
Indefinite-lived		43,222	—	43,222
Total tradenames		$44,091	$(760)	$43,331

	As of December 31, 2013
(Amounts in thousands, except years)	Weighted Average Remaining Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net
Other intangible assets:
Customer-related intangible assets	5.6	$350,912	$(138,623)	$212,289
Other
Finite-lived	6.3	22,042	(14,151)	7,891
Indefinite-lived		5,059	—	5,059
Total other intangibles		$378,013	$(152,774)	$225,239

Tradenames:
Finite-lived	1.4	$869	$(627)	$242
Indefinite-lived		43,222	—	43,222
Total tradenames		$44,091	$(627)	$43,464
Amortization expense for customer-related intangibles, other intangibles and finite-lived tradenames was $10.9 million and $32.1 million for the three and nine months ended September 26, 2014, respectively. Amortization expense for customer-related intangibles, other intangibles and finite-lived tradenames was $11.0 million and $33.0 million for the three and nine months ended September 27, 2013, respectively. Other intangibles are primarily representative of our capitalized software which had a net carrying value of $6.4 million and $7.9 million as of September 26, 2014 and December 31, 2013, respectively.
Estimated aggregate future amortization expense for finite lived assets subject to amortization are $11.5 million for the three months ending December 31, 2014, $42.4 million in 2015, $38.8 million in 2016, $36.3 million in 2017, $28.8 million in 2018 and $31.9 million thereafter.

Note 4 — Income Taxes
The domestic and foreign components of (Loss) income before income taxes are as follows:

	Three Months Ended		Nine Months Ended
(Amounts in thousands)	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
Domestic	$(93,861)	$(34,525)	$(188,962)	$5,845
Foreign	(321)	666	(2,560)	(629)
(Loss) income before income taxes	$(94,182)	$(33,859)	$(191,522)	$5,216

The Benefit (provision) for income taxes consists of the following:

	Three Months Ended		Nine Months Ended
(Amounts in thousands)	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
Current portion:
Federal	$(311)	$9,171	$(311)	$9,171
State	292	213	674	588
Foreign	1,383	9,172	4,441	14,230
	$1,364	$18,556	$4,804	$23,989
Deferred portion:
Federal	$(23,369)	$(20,429)	$(42,245)	$(12,656)
State	(612)	(113)	(1,103)	62
Foreign	(543)	(5)	(484)	(2)
	(24,524)	(20,547)	(43,832)	(12,596)
(Benefit) provision from income taxes	$(23,160)	$(1,991)	$(39,028)	$11,393
Deferred tax liabilities, net consist of the following:

	As Of
(Amounts in thousands)	September 26, 2014	December 31, 2013
Current deferred tax liabilities, net	$(3,681)	$(30,965)
Non-current deferred tax liabilities, net	(2,554)	(17,359)
Deferred tax liabilities, net	$(6,235)	$(48,324)
A reconciliation of the statutory federal income tax rate to our effective rate is provided below:

	Three Months Ended		Nine Months Ended
	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
Statutory rate	35.0%	35.0%	35.0%	35.0%
State income tax, less effect of federal deduction	0.3%	(0.3)%	0.2%	12.4%
Goodwill Impairment	(10.5)%	(29.8)%	(14.4)%	193.4%
Noncontrolling interests	0.3%	1.1%	0.4%	(23.1)%
Other	(0.5)%	(0.1)%	(0.8)%	0.7%
Effective tax rate	24.6%	5.9%	20.4%	218.4%
During the nine months ended September 26, 2014,we made no estimated federal income tax payments. All of our income taxes paid during the nine months ended September 26, 2014 were to state or foreign jurisdictions.
In evaluating our deferred tax assets, we assess the need for any related valuation allowances or adjust the amount of any allowances, if necessary. We assess such factors as the scheduled reversal of deferred tax liabilities (including the impact of available carry back and carry forward periods), projected future taxable income and available tax planning strategies in determining the need for or sufficiency of a valuation allowance. Based on this assessment, we concluded that no valuation allowance was necessary as of September 26, 2014.
As of September 26, 2014 and December 31, 2013, we had $7.5 million and $9.5 million of total unrecognized tax benefits, respectively, of which $2.3 million would impact our effective tax rate if recognized. We anticipate that all $7.5 million of unrecognized tax benefits will be settled in the next twelve months.
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

Note 5 — Accounts Receivable
Accounts receivable, net consisted of the following:

	As Of
(Amounts in thousands)	September 26, 2014	December 31, 2013
Billed	$157,984	$179,586
Unbilled	321,883	397,550
Total accounts receivable, net	$479,867	$577,136
Unbilled receivables as of September 26, 2014 and December 31, 2013 include $68.4 million and $41.6 million, respectively, related to costs incurred on projects for which we have been requested by the customer to begin new work or extend work under an existing contract and for which formal contracts, contract modifications or other contract actions have not been executed as of the end of the respective periods. Our largest contract, LOGCAP IV, accounted for approximately 70% and 84% of these amounts as of September 26, 2014 and December 31, 2013, respectively.
The balance of unbilled receivables consists of costs and fees billable immediately upon contract completion or other specified events, all of which are expected to be billed and collected within one year, except items that may result in a request for equitable adjustment or formal claim. We do not believe we have significant exposure to credit risk as our receivables are primarily with the U.S. government. LOGCAP IV accounted for approximately 26% and 34% of total unbilled receivables as of September 26, 2014 and December 31, 2013, respectively.

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

	As Of
	September 26, 2014		December 31, 2013
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
10.375% senior unsecured notes	$455,000	$404,950	$455,000	$468,650
Term Loan	187,272	185,868	277,272	278,658
Total long-term debt	$642,272	$590,818	$732,272	$747,308

Note 7 — Long-Term Debt
Long-term debt consisted of the following:

	As Of
(Amounts in thousands)	September 26, 2014	December 31, 2013
10.375% senior unsecured notes	$455,000	$455,000
Term loan	187,272	277,272
Total long-term debt	$642,272	$732,272

Senior Credit Facility
On July 7, 2010, we entered into a senior secured credit facility (the "Senior Credit Facility"), with a banking syndicate and Bank of America, NA as Administrative Agent (the " Agent"). On January 21, 2011 and on August 10, 2011, DynCorp International Inc. entered into amendments to the Senior Credit Facility.
On June 19, 2013, we entered into a third amendment (the “Third Amendment”) to the Senior Credit Facility. The Third Amendment, among other things, amended the Senior Credit Facility to extend the maturity date of the revolving credit facility (the "Revolver") to July 7, 2016, increased the amount of the Revolver to $181.0 million and modified the maximum total leverage threshold test and certain other covenants.
On November 5, 2014, we entered into a fourth amendment and waiver (the "Fourth Amendment") to the Senior Credit Facility. The Fourth Amendment, among other things, (i) amended the Senior Credit Facility by modifying financial maintenance covenants; (ii) reduced the amount of the Revolver credit commitments of the lenders consenting to the Fourth Amendment by 20%, which represented a reduction of approximately $36.2 million; (iii) amended the definition of Consolidated Net Income as defined in the Senior Credit Facility to exclude up to $35 million for a one-time charge during the three month period ended September 26, 2014 related to a certain U.S. Air Force contract; and (iv) waived compliance with the financial maintenance covenants with respect to the three month period ended September 26, 2014.
The Senior Credit Facility is secured by substantially all of our assets and is guaranteed by substantially all of our subsidiaries. As of September 26, 2014, the Senior Credit Facility provided for a $187.3 million Term Loan and the $181.0 million Revolver, which includes a $100.0 million letter of credit subfacility. As of September 26, 2014 and December 31, 2013, the available borrowing capacity under the Senior Credit Facility was approximately $146.3 million and $144.6 million, respectively, which includes $34.7 million and $36.4 million, respectively, in issued letters of credit. Amounts borrowed under the Revolver are used to fund operations. As of September 26, 2014 and December 31, 2013 there were no amounts borrowed under the Revolver. The maturity date on both the Term Loan and the Revolver is July 7, 2016.
Interest Rates on Term Loan & Revolver
Both the Term Loan and Revolver bear interest at one of two options, based on our election, using either the (i) base rate ("Base Rate") as defined in the Senior Credit Facility plus an applicable rate or the (ii) London Interbank Offered Rate ("Eurocurrency Rate") as defined in the Senior Credit Facility plus an applicable rate. The applicable rate for the Term Loan is fixed at 3.5% for the Base Rate option and 4.5% for the Eurocurrency Rate option. The applicable rate for the Revolver ranges from 3.0% to 3.5% for the Base Rate option or 4.0% to 4.5% for the Eurocurrency Rate option based on our Secured Leverage Ratio at the end of the quarter. The Secured Leverage Ratio is calculated by the ratio of total secured consolidated debt (net of up to $75.0 million of unrestricted cash and cash equivalents) to Consolidated Earnings Before Interest, Taxes, Depreciation and Amortization ("Consolidated EBITDA"), as defined in the Senior Credit Facility. Interest payments on both the Term Loan and Revolver are payable at the end of the interest period as defined in the Senior Credit Facility, but not less than quarterly.
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
The Eurocurrency Rate is the rate per annum equal to the British Bankers Association London Interbank Offered Rate ("BBA LIBOR") as published by Reuters (or other commercially available source providing quotations of BBA LIBOR as designated by the Administrative Agent from time to time) two business days prior to the commencement of such interest period. The variable Eurocurrency Rate has a floor of 1.75%. As of September 26, 2014 and December 31, 2013, the interest rate on the Term Loan was 6.25%.

Interest Rates on Letter of Credit Subfacility and Unused Commitment Fees
The letter of credit subfacility bears interest at an applicable rate as defined in the Senior Credit Facility and ranges from 4.0% to 4.5% based on our Secured Leverage Ratio at the end of the quarter. The unused commitment fee on our Revolver ranges from 0.50% to 0.75% depending on the Secured Leverage Ratio, as defined in the Senior Credit Facility. Payments on both the letter of credit subfacility and unused commitments are payable quarterly in arrears. The applicable interest rate for our letter of credit subfacility was 4.25% as of September 26, 2014 and December 31, 2013, respectively. The applicable interest rate for our unused commitment fees was 0.50% as of September 26, 2014 and December 31, 2013, respectively. All of our letters of credit are also subject to a 0.25% fronting fee.

Principal Payments
Pursuant to our Term Loan facility, quarterly principal payments are required. However, certain principal prepayments made during the year ended December 30, 2011 were applied to the future scheduled maturities and satisfied our responsibility to make quarterly principal payments through July 7, 2016.
During the nine months ended September 26, 2014 and September 27, 2013 we made principal prepayments of $90.0 million and $15.0 million, respectively, on the Term Loan. Deferred financing costs associated with the prepayment totaling $0.8 million and $0.2 million were expensed and included in the Loss on early extinguishment of debt in our consolidated statement of operations for the nine months ended September 26, 2014 and September 27, 2013, respectively.
Our Senior Credit Facility contains an annual requirement to submit a portion of our Excess Cash Flow, as defined in the Senior Credit Facility, as additional principal payments. Based on our annual financial results and the additional principal prepayments made during the year ended December 31, 2013, we were not required to make any additional principal payments under the Excess Cash Flow requirement during calendar year 2014. Certain other transactions can trigger mandatory principal payments such as tax refunds, a disposition of a portion of our business or a significant asset sale. We had no such transactions during the nine months ended September 26, 2014.
Covenants
The Senior Credit Facility contains financial, as well as non-financial, affirmative and negative covenants that we believe are usual and customary. These covenants, among other things, limit our ability to:

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
In addition, the Senior Credit Facility contains two financial maintenance covenants, a maximum total leverage ratio and a minimum interest coverage ratio.
The total leverage ratio is the Consolidated Total Debt, as defined in the Senior Credit Facility, less unrestricted cash and cash equivalents (up to $75.0 million) to Consolidated EBITDA, as defined in the Senior Credit Facility, for the applicable period.
Effective with the Fourth Amendment, the maximum total leverage ratios are set forth below as follows:

Period Ending	Total Leverage Ratio
December 31, 2014	5.55 to 1.0
March 27, 2015	6.65 to 1.0
June 26, 2015	7.70 to 1.0
September 25, 2015	8.10 to 1.0
December 31, 2015	7.75 to 1.0
March 25, 2016	7.60 to 1.0
June 24, 2016	6.90 to 1.0
September 23, 2016 and thereafter	6.60 to 1.0

The interest coverage ratio is the ratio of Consolidated EBITDA to Consolidated Interest Expense, as defined in the Senior Credit Facility. Effective with the Fourth Amendment, the interest coverage ratios are set forth below as follows:

Period Ending	Interest Coverage Ratio
December 31, 2014	1.05 to 1.0
March 25, 2016	1.15 to 1.0
June 24, 2016	1.20 to 1.0
September 23, 2016 and thereafter	1.30 to 1.0
As of December 31, 2013, we were in compliance with our financial maintenance covenants. Our requirement to be in compliance with the financial maintenance covenants for the three month period ended September 26, 2014 was waived per the Fourth Amendment and as such we are in compliance with the terms of our Senior Credit Facility.
Senior Unsecured Notes
On July 7, 2010, DynCorp International Inc. completed an offering of $455 million in aggregate principal of 10.375% senior unsecured notes due 2017 (the "Senior Unsecured Notes"). The initial purchasers were Bank of America Securities LLC, Citigroup Global Markets Inc., Barclays Capital Inc. and Deutsche Bank Securities Inc. The Senior Unsecured Notes were issued under an indenture dated July 7, 2010 (the "Indenture"), by and among us, the guarantors party thereto (the "Guarantors"), including DynCorp International Inc., and Wilmington Trust, National Association (as successor by merger to Wilmington Trust FSB) as Trustee. The Senior Unsecured Notes mature on July 1, 2017. Interest on the Senior Unsecured Notes is payable on January 1 and July 1 of each year, and commenced on January 1, 2011.
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
The fair value of the Senior Unsecured Notes is based on their quoted market value. As of September 26, 2014 and December 31, 2013, the quoted market value of the Senior Unsecured Notes was approximately 89.0% and 103.0%, respectively, of stated value.
Call and Put Options
We can voluntarily settle all or a portion of the Senior Unsecured Notes at any time prior to maturity at an applicable redemption price plus the accrued and unpaid interest, if any, as of the applicable redemption date. The applicable redemption prices with respect to the Senior Unsecured Notes on any applicable redemption date if redeemed during the 12-month period commencing on July 1 of the years set forth below are as follows:

Year	Redemption Price
2014	105.2%
2015	102.6%
2016 and thereafter	100.0%
The Indenture requires us to offer to repurchase the Senior Unsecured Notes at defined prices in the event of certain asset sales and change of control events. In the case of Asset Sales, as defined in the Indenture, we are required under the Indenture to use the proceeds from such asset sales to either (i) prepay secured debt or nonguarantor debt, (ii) reinvest in our business or (iii) to the extent asset sale proceeds not applied in accordance with clause (i) or (ii) exceed $15 million, make an offer to repurchase the Senior Unsecured Notes at 100% of the principal amount thereof.

In the event of a change in control, each holder of the Senior Unsecured Notes will have the right to require the Company to repurchase some or all of the Senior Unsecured Notes at 101% of their face amount, plus accrued and unpaid interest to the repurchase date.

Note 8 — Commitments and Contingencies
Commitments
We have operating leases for the use of real estate and certain property and equipment which are either non-cancelable, cancelable only by the payment of penalties or cancelable upon one month’s notice. All lease payments are based on the lapse of time but include, in some cases, payments for insurance, maintenance and property taxes. There are no purchase options on operating leases at favorable terms, but most leases have one or more renewal options. Certain real estate leases are subject to annual escalations for increases in base rents, utilities and property taxes. Lease rental expense was $21.2 million and $76.9 million for the three and nine months ended September 26, 2014, respectively. Lease rental expense was $41.5 million and $129.3 million for the three and nine months ended and September 27, 2013, respectively. We have no significant long-term purchase agreements with service providers.
Contingencies
General Legal Matters
We are involved in various lawsuits and claims that arise in the normal course of business. We have established reserves for matters in which it is believed that losses are probable and can be reasonably estimated. Reserves related to these matters have been recorded in Other accrued liabilities totaling approximately $8.7 million and $14.1 million as of September 26, 2014 and December 31, 2013, respectively. We believe that appropriate accruals have been established for such matters based on information currently available; however, some of the matters may involve compensatory, punitive, or other claims or sanctions that if granted, could require us to pay damages or make other expenditures in amounts that could not be reasonably estimated at September 26, 2014. These accrued reserves represent the best estimate of amounts believed to be our liability in a range of expected losses. In addition to matters that are considered probable and that can be reasonably estimated, we also have certain matters considered reasonably possible. Other than matters disclosed below, we believe the aggregate range of possible loss related to matters considered reasonably possible was not material as of September 26, 2014. Litigation is inherently unpredictable and unfavorable resolutions could occur. Accordingly, it is possible that an adverse outcome from such proceedings could (i) exceed the amounts accrued for probable matters; or (ii) require a reserve for a matter we did not originally believe to be probable or could be reasonably estimated. Such changes could be material to our financial condition, results of operations and cash flows in any particular reporting period. Our view of the matters not specifically disclosed could possibly change in future periods as events thereto unfold.
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
In 2009, we terminated for cause a contract to build the Akwa Ibom International Airport for the State of Akwa Ibom in Nigeria. Consequently, we terminated certain subcontracts and purchase orders the customer advised us it did not want to assume. Our termination of certain subcontracts not assumed by the customer, including our actions to recover against advance payment and performance guarantees established by the subcontractors for our benefit, was challenged in certain instances. In December 2011, the customer filed arbitration alleging fraud, gross negligence, contract violations, and conversion of funds and asserted damages of approximately $150 million. We believe our right to terminate this contract was justified and permissible under the terms of the contract, and we intend to vigorously contest the claims brought against us. Additionally, we believe the contract limits any damages to a maximum of $3 million, except in situations of gross negligence and willful misconduct. As of September 26, 2014 and December 31, 2013, we have recorded an immaterial liability for this matter and believe the likelihood of loss for amounts in excess of this accrual, up to the amount limited by the contract, is reasonably possible.
On July 8, 2009, a lawsuit was filed in the United Arab Emirates ("UAE") Abu Dhabi Court of First Instance, by Al Hamed ITC (hereafter "Al Hamed") concerning an October 2002 business development contract focused on obtaining business directly with the UAE General Military Directorate ("GMD"). Al Hamed was unsuccessful in assisting the company in soliciting business with GMD and, as such, the contract with Al Hamed was terminated in July 2006. We became a subcontractor to the successful bidder, Al Taif, in December 2006. Al Hamed filed a claim seeking $57.0 million in damages under the business development contract. On May 9, 2012, the court awarded Al Hamed 8.2 million in UAE Dirhams ($2.2 million U.S. dollars) plus 5% interest and expenses. The Company and Al Hamed both appealed the judgment. On September 12, 2012, the appellate court altered the judgment stating the amount should not have been in UAE Dirhams rather in U.S. dollars, which amounts to $8.2 million U.S. dollars. As of September 28, 2012, a reserve had been established for the full amount of the judgment. The judgment was further appealed to the Supreme Court in Abu Dhabi, and, on February 27, 2013, we were advised that our appeal was unsuccessful. On April 7, 2013, the judgment was paid and the matter is now closed. During calendar year 2013, the Company was made aware of a new case filed by Al Hamed in the UAE Abu Dhabi Court of First Instance seeking $23.3 million U.S. dollars in damages under the same business development contract. The case alleges we obtained additional business with Al Taif. Although we believe the case is without merit, based on a continuing evaluation of the uncertainty of litigation in the UAE, we have established a reserve on this matter as of September 26, 2014.
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
On August 16, 2005, we were served with a Department of Justice Federal Grand Jury Subpoena seeking documents concerning work performed by a former subcontractor, Al Ghabban in 2002-2005. Specifically, during the 2002-2005 timeframe, Al Ghabban performed line haul trucking work to transport materials throughout the Middle East on the War Reserve Materiel program. In response to the subpoena in 2005, we provided the requested documents to the Department of Justice and the matter was subsequently closed in 2005 without any action taken. In April 2009, we received a follow up telephone call concerning this matter from the Department of Justice Civil Litigation Division. Since that time, we have had several discussions with the government regarding the civil matter. In response to requests, we provided additional information to the Department of Justice Civil Litigation Division. . In September 2014, we received notice this investigation was closed by the Department of Justice Civil Litigation Division.
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

We have received a series of final audit reports from the DCAA, some of which have resulted in Form 1s, related to their examination of certain incurred, invoiced and reimbursed costs on our CivPol program for periods ranging from April 17, 2004 through April 2, 2010. The Form 1s identify several cost categories where the DCAA has asserted instances of potential deviations from the explicit terms of the contract or from certain provisions of government regulations. The asserted amounts are derived from extrapolation methodologies used to estimate potential exposure amounts for the cost categories which when aggregated for all Form 1's and demand letters total approximately $186.1 million. Over the past year, we have worked with the DCAA in resolving matters inclusive in the Form 1s. We have provided responses to the DCAA for each letter, in which we have articulated our position on each issue and have attempted to answer their questions and provide clarification of the facts to resolve the issues raised. We have also sought to obtain clarification from our customer through formal contract modifications in an attempt to assist the DCAA in closing these issues. We believe the majority of these issues will continue to be resolved and thus represent loss contingencies that we consider remote. For the remaining issues, which total approximately $19.1 million, we believe the DCAA did not consider certain contractual provisions and long standing patterns of dealing with the customer. Since we cannot reasonably estimate the DCAA's acceptance of our initial responses and the ultimate outcome related to these remaining issues we believe these items represent loss contingencies that we consider reasonably possible. We continue to work with the customer and the DCAA to resolve any remaining questions they may have and provide clarification of the facts and circumstances surrounding the issues.
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
Foreign Contingencies
On January 22, 2014, a tax assessment from the Large Tax Office of the Afghanistan Ministry of Finance (“MOF”) was received, seeking approximately $64.2 million in taxes and penalties specific to one of our business licenses in Afghanistan for periods between 2009 and 2012. The majority of this assessment was income tax related; however, $10.2 million of the assessed amount is non-income tax related and represents loss contingencies that we consider reasonably possible. We filed our initial appeal of the assessment with the MOF on February 19, 2014. In May 2014, the MOF ruled in our favor for the income tax related issue which totaled approximately $54.0 million. See Note 4 for further discussion of the income tax related issue. We are still working with the MOF to remove the assessment on the remaining non-income tax related items. As of September 26, 2014, a reasonable estimate of loss or range of loss could not be made as we could not reasonably estimate the ultimate outcome related to the issues assessed.
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

Note 9 — Segment Information
In August 2014, we amended our operating structure by realigning our existing DynGlobal Group to better reflect its true nature: as a pure business development organization focused on achieving our global growth objectives. DynGlobal will continue as a brand and an initiative to pursue international and commercial business. As a result, DynGlobal resources were redeployed into business development efforts for our two remaining operating and reporting segments: DynAviation and DynLogistics, to identify our highest priority opportunities, and work to capture those opportunities for operational execution by the two remaining segments.
The following is a summary of the financial information of the reportable segments reconciled to the amounts reported in the condensed consolidated financial statements:

	Three Months Ended		Nine Months Ended
(Amounts in thousands)	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
Revenue
DynLogistics	$247,829	$451,416	$855,337	$1,518,992
DynAviation	293,238	313,189	889,710	1,061,283
Headquarters / Other (1)	(740)	2,180	(995)	(4,860)
Total revenue	$540,327	$766,785	$1,744,052	$2,575,415

Operating (loss) income
DynLogistics	$1,800	$(12,741)	$(66,974)	$20,116
DynAviation	(65,282)	11,231	(43,382)	75,850
Headquarters / Other (2)	(14,245)	(12,767)	(30,331)	(31,752)
Total operating (loss) income	$(77,727)	$(14,277)	$(140,687)	$64,214

Depreciation and amortization
DynLogistics	$9	$82	$31	$531
DynAviation	372	459	1,104	1,080
Headquarters / Other	11,947	11,932	35,193	35,859
Total depreciation and amortization (3)	$12,328	$12,473	$36,328	$37,470

(1)
Headquarters revenue primarily represents revenue earned on shared services arrangements for general and administrative services provided to unconsolidated joint ventures and elimination of intercompany items between segments.

(2)
Headquarters operating expenses primarily relate to amortization of intangible assets and other costs that are not allocated to segments and are not billable to our U.S. government customers, partially offset by equity method investee income.

(3)
Includes amounts included in Cost of services of $0.2 million and $0.7 million and for the three and nine months ended September 26, 2014, respectively, and $0.4 million and $1.3 million for the three and nine months ended September 27, 2013, respectively.

The following is a summary of the assets of the reportable segments reconciled to the amounts reported in the consolidated financial statements:

	As Of
(Amounts in thousands)	September 26, 2014	December 31, 2013
Assets
DynLogistics	$357,791	$591,304
DynAviation	404,313	447,646
Headquarters / Other (1)	308,238	460,971
Total assets	$1,070,342	$1,499,921

(1)	Assets primarily include cash, investments in unconsolidated joint ventures, deferred tax liabilities, intangible assets (excluding goodwill) and deferred debt issuance costs.

Note 10 — Related Parties, Joint Ventures and Variable Interest Entities
Consulting Fee
The Company has a Master Consulting and Advisory Services agreement ("COAC Agreement") with Cerberus Operations and Advisory Company, LLC where, pursuant to the terms of the agreement, they make personnel available to us for the purpose of providing reasonably requested business advisory services. The services are priced on a case by case basis depending on the requirements of the project and agreements in pricing. We incurred $1.5 million and $3.1 million in conjunction with the COAC Agreement during the three and nine months ended September 26, 2014, respectively, and $1.7 million and $3.8 million during the three and nine months ended September 27, 2013, respectively.
We have three executives who are Cerberus Operations and Advisory Company, LLC (“COAC”) employees, who are seconded to us: James E. Geisler, our Interim Chief Executive Officer, Gregory S. Nixon, our Chief Administrative Officer, and George S. Krivo, our Senior Vice President of Business Development. We recognized $344,000 of administrative expense in conjunction with these COAC individuals for the three months ended September 26, 2014.
Joint Ventures and Variable Interest Entities
We account for our investments in VIEs in accordance with ASC 810 - Consolidation. In cases where we have (i) the power to direct the activities of the VIE that most significantly impact its economic performance and (ii) the obligation to absorb losses of the VIE that could potentially be significant or the right to receive benefits from the entity that could potentially be significant to the VIE, we consolidate the entity. Alternatively, in cases where all of the aforementioned criteria are not met, the investment is accounted for under the equity method. As of September 26, 2014, we accounted for PaTH, CRS, Babcock, GRS and GLS as equity method investments. Alternatively, we consolidated DIFZ based on the aforementioned criteria. We present our share of the PaTH, CRS, GRS and GLS earnings in Earnings from equity method investees as these joint ventures are considered operationally integral. Alternatively, we present our share of the Babcock earnings in Other income, net as it is not considered operationally integral.
Receivables due from our unconsolidated joint ventures totaled $1.3 million and $2.3 million as of September 26, 2014 and December 31, 2013, respectively. These receivables are a result of items purchased and services rendered by us on behalf of our unconsolidated joint ventures. We have assessed these receivables as having minimal collection risk based on our historic experience with these joint ventures and our inherent influence through our ownership interest. The related revenue we earned from our unconsolidated joint ventures totaled $0.4 million and $3.4 million during the three and nine months ended September 26, 2014 and $1.9 million and $6.2 million during the three and nine months ended and September 27, 2013, respectively. The related cost of services was $0.4 million and $3.4 million during the three and nine months ended September 26, 2014 and $1.9 million and $6.0 million during the three and nine months ended September 27, 2013, respectively. Additionally, we earned $0.8 million and $11.6 million in equity method income (includes operationally integral and non-integral income) during the three and nine months ended September 26, 2014, respectively, and $0.6 million and $3.0 million during the three and nine months ended September 27, 2013, respectively.
GLS’ revenue was $5.1 million and $14.8 million during the three and nine months ended September 26, 2014, respectively and $6.0 million and $26.5 million during the three and nine months ended September 27, 2013, respectively. GLS’ operating income was $0.3 million and operating loss was $2.2 million during the three and nine months ended September 26, 2014, and operating loss of $0.8 million and $0.6 million during the three and nine months ended September 27, 2013, respectively. GLS paid cash dividends of $18.8 million during the nine months ended September 26, 2014. Based on our 51% ownership in GLS, the Company recognized $9.6 million in equity method income during the nine months ended September 26, 2014.
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
We currently hold one promissory note from Palm Trading Investment Corp, which had an aggregate initial value of $9.2 million. The note is included in (i) Prepaid expenses and other current assets and in (ii) Other assets on our unaudited condensed consolidated balance sheet for the short and long-term portions, respectively. The loan balance outstanding was $3.0 million and $3.5 million as of September 26, 2014 and December 31, 2013, respectively, reflecting the initial value plus accrued interest, less payments against the promissory note. The fair value of the note receivable is not materially different from its carrying value.

As discussed above and in accordance with ASC 810 - Consolidation, we consolidate DIFZ. The following tables present selected financial information for DIFZ as of September 26, 2014 and December 31, 2013 and for the three and nine months ended September 26, 2014 and September 27, 2013:

	As Of
(Amounts in millions)	September 26, 2014	December 31, 2013
Assets	$4.7	$25.9
Liabilities	1.3	22.2

	Three Months Ended		Six Months Ended
(Amounts in millions)	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
Revenue	$67.8	$101.8	$231.5	$324.6
The following tables present selected financial information for our equity method investees as of September 26, 2014 and December 31, 2013 and for the three and nine months ended September 26, 2014 and September 27, 2013:

	As Of
(Amounts in millions)	September 26, 2014	December 31, 2013
Current assets	$65.7	$86.3
Total assets	66.6	88.2
Current liabilities	41.0	44.5
Total liabilities	41.0	44.5

	Three Months Ended		Nine Months Ended
(Amounts in millions)	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
Revenue	$53.7	$40.2	$178.1	$163.9
Gross profit	7.9	1.8	17.4	13.6
Net income	6.7	1.1	12.8	10.7
Many of our joint ventures and VIEs only perform on a single contract. The modification or termination of a contract under a joint venture or VIE could trigger an impairment in the fair value of our investment in these entities. In the aggregate, our maximum exposure to losses as a result of our investment consists of our (i) $10.9 million investment in unconsolidated joint ventures, (ii) $1.3 million in receivables from our unconsolidated joint ventures, (iii) $3.0 million note receivable from Palm Trading Investment Corp. and (iv) contingent liabilities that were neither probable nor reasonably estimable as of September 26, 2014.

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

A summary of the Class B share activity for the nine months ended September 26, 2014 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value per share	Contractual Term (years)

Outstanding at December 31, 2013	3,144	594.70
Granted:
Class B-1	4,339	697.81	5
Class B-2
Exercised
Forfeited or expired	(1,298)	710.19
Outstanding at September 26, 2014	6,185	720.35

The total fair value of shares granted during the nine months ended September 26, 2014 was $3.0 million. Total compensation cost expensed for the three and nine months ended September 26, 2014 was $0.7 million and $2.8 million, respectively.
The following is a summary of the changes in non-vested shares for the period ended September 26, 2014.

	Shares	Weighted Average Fair Value
Non-vested shares at December 31, 2013	2,123	$603.37
Granted	4,339	$697.81
Vested	(3,296)	$723.82
Forfeited	(1,298)	$710.19
Non-vested shares at September 26, 2014	1,868	$723.93
As of September 26, 2014, the total compensation cost related to the non-vested Class B awards, not yet recognized, was $0.7 million which will be recognized over a weighted average period of approximately 3.31 years.

Note 12 — Collaborative Arrangements
We participate in a collaborative arrangement with CH2M Hill on the LOGCAP IV program. This arrangement sets forth the sharing of some of the risks and rewards associated with this U.S. government contract. Our current share of profits of the LOGCAP IV program is 70%.
We account for this collaborative arrangement under ASC 808 — Collaborative Arrangements and record revenue gross as the principal participant. The cash inflows and outflows, as well as expenses incurred, are recorded in Cost of services in the period realized. Revenue on LOGCAP IV was $113.5 million and $480.5 million during the three and nine months ended September 26, 2014, respectively, and $280.5 million and $951.5 million during the three and nine months ended September 27, 2013, respectively. Cost of services on LOGCAP IV program was $110.7 million and $451.4 million during three and nine months ended September 26, 2014, respectively, and $260.0 million and $891.4 million during the three and nine months ended September 27, 2013, respectively. Our share of the total LOGCAP IV loss was $2.5 million during the three months ended September 26, 2014 as compared to profits of $8.9 million during the nine months ended September 26, 2014 and our share of the total LOGCAP IV profits was $11.7 million and $29.5 million during the three and nine months ended September 27, 2013, respectively.

Note 13 — Consolidating Financial Statements of Subsidiary Guarantors
The Senior Unsecured Notes issued by DynCorp International Inc. ("Subsidiary Issuer") and the Senior Credit Facility are fully and unconditionally guaranteed, jointly and severally, by the Company ("Parent") and substantially all of the domestic subsidiaries of Subsidiary Issuer: DynCorp International LLC, DTS Aviation Services LLC, DynCorp Aerospace Operations LLC, DynCorp International Services LLC, DIV Capital Corporation, Dyn Marine Services of Virginia LLC, Services International LLC, Worldwide Humanitarian Services LLC, Worldwide Recruiting and Staffing Services LLC, Heliworks, LLC, Phoenix Consulting Group LLC and Casals and Associates Inc.("Subsidiary Guarantors"). Each of the Subsidiary Issuers and the Subsidiary Guarantors is 100% owned by the Company. Under the indenture governing the Senior Unsecured Notes, a guarantee of a Subsidiary Guarantor will terminate upon the following customary circumstances: (i) the sale of the capital stock of such Subsidiary Guarantor if such sale complies with the indenture; (ii) the designation of such Subsidiary Guarantor as an unrestricted subsidiary; (iii) if such Subsidiary Guarantor no longer guarantees certain other indebtedness of the Subsidiary Issuer or (iv) the defeasance or discharge of the indenture.
Subsequent to the issuance of the Company’s consolidated financial statements on Form 10-K for the period ended December 31, 2013, management determined that within the condensed consolidating statement of cash flows for the nine months ended September 27, 2013, the intercompany transfers of the Subsidiary Guarantors and Subsidiary Non-Guarantors in the amount of $4.3 million and $12.0 million, respectively, previously presented as financing activities, should be classified as investing activities. The classification of these intercompany transfers has been corrected in the condensed consolidating statement of cash flows for the nine months ended September 27, 2013 to be presented within investing activities.  This correction has no impact on the consolidated statement of cash flows for the nine months ended September 27, 2013.
The following condensed consolidating financial statements present (i) unaudited condensed consolidating balance sheets as of September 26, 2014 and December 31, 2013, (ii) unaudited condensed consolidating statements of operations and comprehensive income for the three and nine months ended September 26, 2014 and September 27, 2013, (iii) unaudited condensed consolidating statements of cash flows for the nine months ended September 26, 2014 and September 27, 2013 and (iii) elimination entries necessary to consolidate Parent and its subsidiaries.
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
DynCorp International Inc. is considered the Subsidiary Issuer as it issued the Senior Unsecured Notes.

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Operations Information
For the Three Months Ended September 26, 2014

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$—	$543,980	$72,070	$(75,723)	$540,327
Cost of services	—	—	(515,408)	(71,280)	75,723	(510,965)
Selling, general and administrative expenses	—	—	(44,156)	(36)	—	(44,192)
Depreciation and amortization expense	—	—	(11,943)	(151)	—	(12,094)
Earnings from equity method investees	—	—	152	—	—	152
Impairment of goodwill, intangibles and long-lived assets	—	—	(50,955)	—	—	(50,955)
Operating (loss) income	—	—	(78,330)	603	—	(77,727)
Interest expense	—	(16,827)	(410)	—	—	(17,237)
Loss on early extinguishment of debt	—	(242)	—	—	—	(242)
Interest income	—	—	64	4	—	68
Equity in (loss) income of consolidated subsidiaries	(71,514)	(67,102)	304	—	138,312	—
Other income, net	—	—	871	85	—	956
(Loss) income before income taxes	(71,514)	(84,171)	(77,501)	692	138,312	(94,182)
Benefit for income taxes	—	12,657	10,399	104	—	23,160
Net (loss) income	(71,514)	(71,514)	(67,102)	796	138,312	(71,022)
Noncontrolling interests	—	—	—	(492)	—	(492)
Net (loss) income attributable to Delta Tucker Holdings, Inc.	$(71,514)	$(71,514)	$(67,102)	$304	$138,312	$(71,514)

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Operations Information
For the Three Months Ended September 27, 2013

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$—	$767,560	$110,156	$(110,931)	$766,785
Cost of services	—	—	(709,793)	(107,717)	111,202	(706,308)
Selling, general and administrative expenses	—	—	(33,664)	(244)	(271)	(34,179)
Depreciation and amortization expense	—	—	(11,896)	(150)	—	(12,046)
Earnings from equity method investees	—	—	295	—	—	295
Impairment of goodwill, intangibles and long-lived assets	—	—	(28,824)	—	—	(28,824)
Operating (loss) income	—	—	(16,322)	2,045	—	(14,277)
Interest expense	—	(18,684)	(1,036)	—	—	(19,720)
Loss on early extinguishment of debt	—	(230)	—	—	—	(230)
Interest income	—	—	24	7	—	31
Equity in (loss) income of consolidated subsidiaries	(33,065)	(20,809)	695	—	53,179	—
Other (expense) income, net	—	—	378	(41)	—	337
(Loss) income before income taxes	(33,065)	(39,723)	(16,261)	2,011	53,179	(33,859)
Benefit (provision) for income taxes	—	6,658	(4,548)	(119)	—	1,991
Net (loss) income	(33,065)	(33,065)	(20,809)	1,892	53,179	(31,868)
Noncontrolling interests	—	—	—	(1,197)	—	(1,197)
Net (loss) income attributable to Delta Tucker Holdings, Inc.	$(33,065)	$(33,065)	$(20,809)	$695	$53,179	$(33,065)

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Operations Information
For the Nine Months Ended September 26, 2014

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$—	$1,755,045	$244,138	$(255,131)	$1,744,052
Cost of services	—	—	(1,619,964)	(241,199)	255,118	(1,606,045)
Selling, general and administrative expenses	—	—	(110,130)	(160)	13	(110,277)
Depreciation and amortization expense	—	—	(35,174)	(447)	—	(35,621)
Earnings from equity method investees	—	—	329	9,589	—	9,918
Impairment of goodwill, intangibles and long-lived assets	—	—	(142,714)	—	—	(142,714)
Operating (loss) income	—	—	(152,608)	11,921	—	(140,687)
Interest expense	—	(51,924)	(1,514)	—	—	(53,438)
Loss on early extinguishment of debt	—	(862)	—	—	—	(862)
Interest income	—	—	133	18	—	151
Equity in (loss) income of consolidated subsidiaries	(154,351)	(120,040)	10,328	—	264,063	—
Other income, net	—	—	3,212	102	—	3,314
(Loss) income before income taxes	(154,351)	(172,826)	(140,449)	12,041	264,063	(191,522)
Benefit for income taxes	—	18,475	20,409	144	—	39,028
Net (loss) income	(154,351)	(154,351)	(120,040)	12,185	264,063	(152,494)
Noncontrolling interests	—	—	—	(1,857)	—	(1,857)
Net (loss) income attributable to Delta Tucker Holdings, Inc.	$(154,351)	$(154,351)	$(120,040)	$10,328	$264,063	$(154,351)

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Operations Information
For the Nine Months Ended September 27, 2013

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$—	$2,582,763	$350,128	$(357,476)	$2,575,415
Cost of services	—	—	(2,360,345)	(343,316)	357,654	(2,346,007)
Selling, general and administrative expenses	—	—	(103,099)	(594)	(178)	(103,871)
Depreciation and amortization expense	—	—	(35,722)	(445)	—	(36,167)
Earnings from equity method investees	—	—	1,118	2,550	—	3,668
Impairment of goodwill, intangibles and long-lived assets	—	—	(28,824)	—	—	(28,824)
Operating income	—	—	55,891	8,323	—	64,214
Interest expense	—	(55,670)	(3,051)	—	—	(58,721)
Loss on early extinguishment of debt	—	(230)	—	—	—	(230)
Interest income	—	—	57	20	—	77
Equity in (loss) income of consolidated subsidiaries	(9,723)	26,502	4,586	—	(21,365)	—
Other (loss) income, net	—	—	(236)	112	—	(124)
(Loss) income before income taxes	(9,723)	(29,398)	57,247	8,455	(21,365)	5,216
Benefit (provision) for income taxes	—	19,675	(30,745)	(323)	—	(11,393)
Net (loss) income	(9,723)	(9,723)	26,502	8,132	(21,365)	(6,177)
Noncontrolling interests	—	—	—	(3,546)	—	(3,546)
Net (loss) income attributable to Delta Tucker Holdings, Inc.	$(9,723)	$(9,723)	$26,502	$4,586	$(21,365)	$(9,723)

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Comprehensive (Loss) Income Information
For the Three Months Ended September 26, 2014

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net (loss) income	$(71,514)	$(71,514)	$(67,102)	$796	$138,312	$(71,022)
Other comprehensive income:
Currency translation adjustment	(42)	(42)	—	(42)	84	(42)
Other comprehensive loss, before tax	(42)	(42)	—	(42)	84	(42)
Income tax income (expense) related to items of other comprehensive loss	15	15	—	15	(30)	15
Other comprehensive loss	(27)	(27)	—	(27)	54	(27)
Comprehensive (loss) income	(71,541)	(71,541)	(67,102)	769	138,366	(71,049)
Noncontrolling interests	—	—	—	(492)	—	(492)
Comprehensive (loss) income attributable to Delta Tucker Holdings, Inc.	$(71,541)	$(71,541)	$(67,102)	$277	$138,366	$(71,541)

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Comprehensive (Loss) Income Information
For the Three Months Ended September 27, 2013

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net (loss) income	$(33,065)	$(33,065)	$(20,809)	$1,892	$53,179	$(31,868)
Other comprehensive income:
Currency translation adjustment	57	57	—	57	(114)	57
Other comprehensive income (loss), before tax	57	57	—	57	(114)	57
Income tax (expense) income related to items of other comprehensive income	(20)	(20)	—	(21)	41	(20)
Other comprehensive income (loss)	37	37	—	36	(73)	37
Comprehensive (loss) income	(33,028)	(33,028)	(20,809)	1,928	53,106	(31,831)
Noncontrolling interests	—	—	—	(1,197)	—	(1,197)
Comprehensive (loss) income attributable to Delta Tucker Holdings, Inc.	$(33,028)	$(33,028)	$(20,809)	$731	$53,106	$(33,028)

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Comprehensive (Loss) Income Information
For the Nine Months Ended September 26, 2014

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net (loss) income	$(154,351)	$(154,351)	$(120,040)	$12,185	$264,063	$(152,494)
Other comprehensive loss:
Currency translation adjustment	(116)	(116)	—	(116)	232	(116)
Other comprehensive loss, before tax	(116)	(116)	—	(116)	232	(116)
Income tax income (expense) related to items of other comprehensive loss	42	42	—	42	(84)	42
Other comprehensive loss	(74)	(74)	—	(74)	148	(74)
Comprehensive (loss) income	(154,425)	(154,425)	(120,040)	12,111	264,211	(152,568)
Noncontrolling interests	—	—	—	(1,857)	—	(1,857)
Comprehensive (loss) income attributable to Delta Tucker Holdings, Inc.	$(154,425)	$(154,425)	$(120,040)	$10,254	$264,211	$(154,425)

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Comprehensive (Loss) Income Information
For the Nine Months Ended September 27, 2013

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net (loss) income	$(9,723)	$(9,723)	$26,502	$8,132	$(21,365)	$(6,177)
Other comprehensive income:
Currency translation adjustment	(398)	(398)	(242)	(156)	796	(398)
Other comprehensive (loss) income, before tax	(398)	(398)	(242)	(156)	796	(398)
Income tax income (expense) related to items of other comprehensive income	143	143	87	56	(286)	143
Other comprehensive (loss) income	(255)	(255)	(155)	(100)	510	(255)
Comprehensive (loss) income	(9,978)	(9,978)	26,347	8,032	(20,855)	(6,432)
Noncontrolling interests	—	—	—	(3,546)	—	(3,546)
Comprehensive (loss) income attributable to Delta Tucker Holdings, Inc.	$(9,978)	$(9,978)	$26,347	$4,486	$(20,855)	$(9,978)

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Balance Sheet Information
September 26, 2014

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
	ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$35,930	$17,427	$—	$53,357
Restricted cash	—	—	1,659	—	—	1,659
Accounts receivable, net	—	—	477,758	1,370	739	479,867
Intercompany receivables	—	—	251,913	6,893	(258,806)	—
Prepaid expenses and other current assets	—	—	90,151	1,198	(418)	90,931
Total current assets	—	—	857,411	26,888	(258,485)	625,814
Property and equipment, net	—	—	24,434	214	—	24,648
Goodwill	—	—	119,870	32,399	—	152,269
Tradenames, net	—	—	43,331	—	—	43,331
Other intangibles, net	—	—	193,842	769	—	194,611
Investment in subsidiaries	77,294	926,078	55,470	—	(1,058,842)	—
Other assets, net	585	12,177	16,907	—	—	29,669
Total assets	$77,879	$938,255	$1,311,265	$60,270	$(1,317,327)	$1,070,342

	LIABILITIES & EQUITY
Current liabilities:
Accounts payable	$—	$—	$138,773	$1,211	$(1,998)	$137,986
Accrued payroll and employee costs	—	—	83,944	3,376	2,886	90,206
Intercompany payables	45,670	206,243	6,893	—	(258,806)	—
Deferred income taxes	—	—	3,676	5	—	3,681
Other accrued liabilities	—	12,446	123,346	208	49	136,049
Income taxes payable	—	—	8,193	—	(616)	7,577
Total current liabilities	45,670	218,689	364,825	4,800	(258,485)	375,499
Long-term debt, less current portion	—	642,272	—	—	—	642,272
Long-term deferred taxes	—	—	2,554	—	—	2,554
Other long-term liabilities	—	—	12,137	—	—	12,137
Noncontrolling interests	—	—	5,671	—	—	5,671
Equity	32,209	77,294	926,078	55,470	(1,058,842)	32,209
Total liabilities and equity	$77,879	$938,255	$1,311,265	$60,270	$(1,317,327)	$1,070,342

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Balance Sheet Information
December 31, 2013

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
	ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$144,025	$26,820	$—	$170,845
Restricted cash	—	—	1,659	—	—	1,659
Accounts receivable, net	—	—	596,901	1,990	(21,755)	577,136
Intercompany receivables	—	—	173,987	7,857	(181,844)	—
Prepaid expenses and other current assets	—	—	123,761	456	293	124,510
Total current assets	—	—	1,040,333	37,123	(203,306)	874,150
Property and equipment, net	—	—	23,797	323	—	24,120
Goodwill	—	—	261,367	32,400	—	293,767
Tradenames, net	—	—	43,464	—	—	43,464
Other intangibles, net	—	—	224,152	1,087	—	225,239
Investment in subsidiaries	228,870	1,095,853	45,383	—	(1,370,106)	—
Other assets, net	891	17,525	20,765	—	—	39,181
Total assets	$229,761	$1,113,378	$1,659,261	$70,933	$(1,573,412)	$1,499,921

	LIABILITIES & EQUITY
Current liabilities:
Accounts payable	$—	$—	$192,456	$2,243	$(1,553)	$193,146
Accrued payroll and employee costs	—	—	111,547	22,770	(19,983)	114,334
Intercompany payables	45,976	128,011	7,857	—	(181,844)	—
Deferred income taxes	—	—	30,960	5	—	30,965
Other accrued liabilities	—	24,225	175,796	438	74	200,533
Income taxes payable	—	—	13,926	94	—	14,020
Total current liabilities	45,976	152,236	532,542	25,550	(203,306)	552,998
Long-term debt, less current portion	—	732,272	—	—	—	732,272
Long-term deferred taxes	—	—	17,359	—	—	17,359
Other long-term liabilities	—	—	7,632	—	—	7,632
Noncontrolling interests	—	—	5,875	—	—	5,875
Equity	183,785	228,870	1,095,853	45,383	(1,370,106)	183,785
Total liabilities and equity	$229,761	$1,113,378	$1,659,261	$70,933	$(1,573,412)	$1,499,921

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Cash Flow Information
For the Nine Months Ended September 26, 2014

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$305	$11,769	$(20,810)	$(7,612)	$(1,373)	$(17,721)
Cash flows from investing activities:
Purchase of property and equipment, net	—	—	(7,129)	—	—	(7,129)
Proceeds from sale of property, plant and equipment	—	—	44	—	—	44
Purchase of software	—	—	(1,101)	—	—	(1,101)
Return of capital from equity method investees	—	—	2,884	—	—	2,884
Contributions to equity method investees	—	—	—	—	—	—
Transfer to Parent	—	—	(77,928)	965	76,963	—
Net cash (used in) provided by investing activities	—	—	(83,230)	965	76,963	(5,302)
Cash flows from financing activities:
Borrowings on long-term debt	—	40,100	—	—	—	40,100
Payments on long-term debt	—	(130,100)	—	—	—	(130,100)
Payments of deferred financing costs	—	—	—	—	—	—
Borrowings related to financed insurance	—	—	20,214	—	—	20,214
Payments related to financed insurance	—	—	(23,306)	—	—	(23,306)
Payments of dividends to Parent	—	—	—	(2,746)	1,373	(1,373)
Transfers (to) from Affiliates	(305)	78,231	(963)	—	(76,963)	—
Net cash used in financing activities	(305)	(11,769)	(4,055)	(2,746)	(75,590)	(94,465)
Net decrease in cash and cash equivalents	—	—	(108,095)	(9,393)	—	(117,488)
Cash and cash equivalents, beginning of period	—	—	144,025	26,820	—	170,845
Cash and cash equivalents, end of period	$—	$—	$35,930	$17,427	$—	$53,357

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Cash Flow Information
For The Nine Months Ended September 27, 2013

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$61	$9,646	$(36,379)	$11	$(3,584)	$(30,245)
Cash flows from investing activities:
Purchase of property and equipment, net	—	—	(1,207)	(447)	—	(1,654)
Proceeds from sale of property, plant and equipment	—	—	177	—	—	177
Purchase of software	—	—	(2,681)	—	—	(2,681)
Return of capital from equity method investees	—	—	1,549	—	—	1,549
Contributions to equity method investees	—	—	(30)	—	—	(30)
Transfer to Parent	—	—	4,265	(11,980)	7,715	—
Net cash provide by (used in) investing activities	—	—	2,073	(12,427)	7,715	(2,639)
Cash flows from financing activities:
Borrowings on long-term debt	—	573,200	—	—	—	573,200
Payments on long-term debt	—	(588,837)	—	—	—	(588,837)
Payments of deferred financing costs	—	—	(2,139)	—	—	(2,139)
Borrowings related to financed insurance	—	—	5,133	—	—	5,133
Payments related to financed insurance	—	—	(27,902)	—	—	(27,902)
Payments of dividends to Parent	—	—	—	(7,168)	3,584	(3,584)
Transfers (to) from Affiliates	(61)	5,991	11,981	(10,196)	(7,715)	—
Net cash used in financing activities	(61)	(9,646)	(12,927)	(17,364)	(4,131)	(44,129)
Net decrease in cash and cash equivalents	—	—	(47,233)	(29,780)	—	(77,013)
Cash and cash equivalents, beginning of period	—	—	74,907	43,868	—	118,775
Cash and cash equivalents, end of period	$—	$—	$27,674	$14,088	$—	$41,762

Note 14 — Subsequent Events
We evaluated potential subsequent events occurring after the period end date through the date the financial statements were issued and concluded that there were no subsequent events for the quarter ended September 26, 2014, except as disclosed within the Notes to the unaudited condensed consolidated financial statements.

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
Reportable Segments
In August 2014, we amended our operating structure by realigning our existing DynGlobal Group to better reflect its true nature: as a pure business development organization focused on achieving our global growth objectives. DynGlobal will continue as a brand and an initiative to pursue international and commercial business. As a result, DynGlobal resources were redeployed into business development efforts for our two remaining operating and reporting segments: DynAviation and DynLogistics, to identify the highest priority opportunities of the Company, and work to capture those opportunities for operational execution by the two remaining segments.
DynLogistics
This segment provides best-value mission readiness to its customers through total support solutions including conventional and contingency logistics, operations and maintenance support, platform modification and upgrades, supply chain management and training, security and full spectrum intelligence mission support services. The LOGCAP IV and War Reserve Materiel ("WRM II") contracts are the most significant contracts within this segment. Under the LOGCAP IV contract which performs under a single IDIQ contract, the U.S. Army contracts for us to perform selected services, operations and maintenance, engineering as well as construction and logistics predominately in the Middle East Theater to augment the U.S. Army, the U.S. Marine Corps and North Atlantic Treaty Organization ("NATO") forces and to release military units from combat service support missions or to fill the U.S. military resource shortfalls. Under the WRM II contract, the U.S. Air Force contracts DI to perform, out-load, and reconstitute the pre-positioned war reserve materiel in the U.S. Air Force Central Area of Responsibility as well as maintenance services on ground support equipment vehicles.
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
DynAviation
This segment provides worldwide maintenance of aircraft fleet and ground vehicles, which includes logistics support on aircraft and aerial firefighting services, weapons systems, and related support equipment to the DoD, other U.S. government agencies and direct contracts with foreign governments. This segment also provides foreign assistance programs to help foreign governments improve their ability to develop and implement national strategies and programs to prevent the production, trafficking and abuse of illicit drugs. The INL Air Wing program is the most significant program in the DynAviation segment. The INL Air Wing program supports governments in multiple Latin American countries and provides support and assistance with interdiction services in Afghanistan. This program also provides intra-theater transportation services for DoS personnel throughout Iraq and Afghanistan.

Current Operating Environment and Outlook
The following discussion is a supplement to and should be read in conjunction with the accompanying unaudited financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2013.
External Factors
After a decade of unprecedented defense spending to support operations in Iraq and Afghanistan, the defense industry continues to adapt to a period of reduced funding brought about by the convergence of a variety of policy, political and fiscal realities. The budgetary challenges and policy decisions have not occurred in a geopolitical vacuum; instability and on-going and potential conflicts around the globe will likely drive adjustments to U.S. national security and foreign policy objectives, as well as the funding levels and mechanisms to support necessary policy shifts. External factors influencing the industry include:

•	Adhering to discretionary spending caps mandated by the Budget Control Act of 2011 ("BCA");

•	The ongoing draw-down of U.S. troops in Afghanistan; and

•	Increased instability and challenges to the existing international framework.
While the BCA-mandated spending caps and related sequestration still remains the law of the land, enactment of the Bipartisan Budget Act of 2013 ("BBA") in December 2013 adjusted the caps upward and brought some much needed clarity and stability to both defense and non-defense discretionary budgets, at least for fiscal years 2014 ("FY14") and 2015 ("FY15"). The BBA ensures there will be no sequestration in FY15, and while Congress will exercise its prerogative to alter and prioritize the President’s budget requests, the topline numbers are defined and will be adhered to by the President and Congress. It is important to note, the BBA does not impact or resolve the caps mandated by the BCA in 2016 and beyond.
Specifically, the FY15 budget request for the Department of Defense ("DoD") is $555.0 billion. The request consists of $496.0 billion for the base budget, which is essentially flat with FY14, and $59.0 billion for Overseas Contingency Operations ("OCO") request, which represents an anticipated 31% decrease from FY14.
The base budget request for the Operations and Maintenance ("O&M") accounts total $199.0 billion, which is a 3% increase over FY14, with all services seeing an increase in O&M funding. The increased request for O&M activities demonstrates DoD’s continued focus on recapturing lost readiness and returning the force to the highest possible levels of preparedness.
As stated above, the reduction in the President's OCO request was anticipated based on the drawdown of troops in Afghanistan. Specifically, the FY15 OCO request reflects the Administration’s plans to shrink U.S. troops from 37,000 in 2014 to an average of 11,700 in 2015, with a goal of 9,800 by the end of 2015.
However, because of the continued operations in Afghanistan, the increasing intensity of Operation Inherent Resolve in Iraq and Syria, as well as the deployment of U.S. troops to West Africa in response to the Ebola crisis, we believe the Administration has shown that it is willing to use OCO funds for varied missions from airstrikes to disease control, and long-term capacity building of regional security forces.
We believe the FY15 OCO budget request reflects how the external drivers of the Afghanistan troop drawdown and increased global instability are influencing U.S. national security and national security objectives, as well as the allocation of limited resources to support shifts in policy and priorities. Consequently, senior analysts are predicting that the OCO budget will likely increase over the current request.

The U.S. and its allies are confronted with a complex, challenging and often violent world. Whether it is on our own Southwest border, Afghanistan, Iraq and Syria, Ukraine, the South China Sea, Africa or any number of other locations, U.S. leadership is still required. This leadership includes assisting in the development of and equipping of allied security forces and related civil institutions to bolster international stability and security.
While there exists potential challenges that could adversely impact our business on a short-term basis, we believe the following longer-term industry trends unquestionably demonstrate the continued demand for the types of services we provide:

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

With regard to the greater Middle East, we expect instability and challenges to our regional relationships will persist. However, as acknowledged in the OCO request, we believe U.S. defense ties and presence throughout the region will continue to be of vital strategic interest to the U.S. and our allies. We believe that base operations and support and maintenance capacity will be key enablers in this environment and we are especially well positioned to provide these services to both U.S. forces and allied nations.

Notable Events for the Nine Months Ended September 26, 2014

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

•
In March 2014, we made a principal prepayment of $15.0 million on our Term Loan. This payment caused the acceleration of unamortized deferred financing fees of $0.2 million, which was recorded as a Loss on extinguishment of debt within our Statement of Operations.

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

•
In August 2014, the Company announced the award of a contract with the Commonwealth of Australia's Department of Defence to provide project delivery services throughout Australia. The contract has a six year base period with two, two-year options and a total potential contract value of $100.0 million.

•
In September 2014, the Company was selected to bid for task orders under a U.S. Intelligence and Security Command ("INSCOM") contract to provide global intelligence support services. The contract is a five-year, IDIQ vehicle with a potential total value of $5.0 billion.

•
In September 2014, we made a principal prepayment of $30.0 million on our Term Loan. This payment caused the acceleration of unamortized deferred financing fees of $0.2 million, which was recorded as a Loss on extinguishment of debt within our Statement of Operations.

•
In October 2014, DynLogistics announced the award of a contract modification on its War Reserve Materiel contract to provide asset management services. The contract modification is valued at $80.3 million. The award is the sixth option year exercised out of eight initially awarded in 2008, with a total contract value of $540.7 million if all options are exercised.

•
In October 2014, DynAviation announced the award of a contract modification on its aircraft maintenance support program to provide aircraft maintenance services at Sheppard Air Force Base, Texas. The award is the fifth option year on a contract initially awarded in 2009, with the modification valued at $42.5 million.

•
In October 2014, DynAviation announced the award of the Contractor Logistics Support contract ("CLS") to provide maintenance and logistics support to the United States Navy T-34, T-44, and T-6 aircraft programs. The contract has a one year base period with four, one-year options with a total potential contract value of $443.3 million.

•
On November 5, 2014, we entered into a fourth amendment and waiver (the "Fourth Amendment") to the Senior Credit Facility. See Note 7 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

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
Our historical contract mix by type, as a percentage of revenue, is indicated in the table below.

	Three Months Ended		Nine Months Ended
	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
Fixed-Price	25%	21%	25%	21%
Time-and-Materials	13%	11%	12%	12%
Cost-Reimbursement	62%	68%	63%	67%
Total	100%	100%	100%	100%
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
The following table sets forth our approximate backlog as of the dates indicated:

	As Of
(Amounts in millions)	September 26, 2014	December 31, 2013
Funded backlog	$962	$1,541
Unfunded backlog	2,073	2,439
Total	$3,035	$3,980
The decrease in backlog as of September 26, 2014 was primarily due to orders being adjusted downward for contract de-scopes and potential contract wins being pushed to subsequent periods.

Results of Operations

Consolidated Three Months Ended September 26, 2014 compared to the Three Months Ended September 27, 2013
The following tables set forth our unaudited consolidated results of operations, both in dollars and as a percentage of revenue, for the three months ended September 26, 2014 and September 27, 2013:

	Three Months Ended
(Amounts in thousands)	September 26, 2014		September 27, 2013
Revenue	$540,327	100.0%	$766,785	100.0%
Cost of services	(510,965)	(94.6)	(706,308)	(92.1)
Selling, general and administrative expenses	(44,192)	(8.2)	(34,179)	(4.5)
Depreciation and amortization expense	(12,094)	(2.2)	(12,046)	(1.6)
Earnings from equity method investees	152	—	295	—
Impairment of goodwill, intangibles and long lived assets	(50,955)	(9.4)	(28,824)	(3.8)
Operating loss	(77,727)	(14.4)	(14,277)	(1.9)
Interest expense	(17,237)	(3.2)	(19,720)	(2.6)
Loss on early extinguishment of debt	(242)	—	(230)	—
Interest income	68	—	31	—
Other income, net	956	0.2	337	—
Loss before income taxes	(94,182)	(17.4)	(33,859)	(4.4)
Benefit (provision) for income taxes	23,160	4.3	1,991	0.3
Net loss	(71,022)	(13.1)	(31,868)	(4.2)
Noncontrolling interests	(492)	(0.1)	(1,197)	(0.2)
Net loss attributable to Delta Tucker Holdings, Inc.	$(71,514)	(13.2)	$(33,065)	(4.3)
Revenue — Revenue for the three months ended September 26, 2014 was $540.3 million, a decrease of 29.5% compared to $766.8 million for the three months ended September 27, 2013. The decrease was primarily driven by the continued drawdown of U.S. forces in Afghanistan, which impacted the demand for services under our LOGCAP IV contract and caused reduced training needs under the Afghanistan Ministry of Defense Program ("AMDP") contract; reduced service needs in Iraq for DoS, affecting the INL Air Wing contract and the delays and losses in new business awards caused by United States budget uncertainty and increased competition. See further discussion of our revenue results in the "Results by Segment" section below.
Cost of services — Cost of services are comprised of direct labor, direct material, overhead, subcontractors, travel, supplies and other miscellaneous costs. Cost of services for the three months ended September 26, 2014 was $511.0 million, a decrease of $195.3 million, or 27.7%, compared to the three months ended September 27, 2013. The decrease in Cost of services was primarily driven by the reduction in demand as discussed above. Cost of services as a percentage of revenue increased to 94.6% for the three months ended September 26, 2014 compared to 92.1% for the three months ended September 27, 2013. The increase in Cost of services as a percentage of revenue was due primarily to a certain loss contract within the DynAviation segment. See further discussion of the impact of program margins in the "Results by Segment" section below.
Selling, general and administrative expenses ("SG&A") — SG&A primarily relates to functions such as management, legal, financial accounting, contracts and administration, human resources, management information systems, purchasing, and business development. SG&A increased by $10.0 million, or 29.3%, to $44.2 million during the three months ended September 26, 2014 primarily as a result of the increase in severance expense partially offset by cost reduction activities. SG&A as a percentage of revenue increased to 8.2% for the three months ended September 26, 2014 compared to 4.5% for the three months ended September 27, 2013 due to the reasons discussed above.
Earnings from equity method investees — Earnings from equity method investees include our proportionate share of the income of our equity method investees deemed to be operationally integral to our business, such as Partnership for Temporary Housing LLC (“PaTH”), Contingency Response Services LLC (“CRS”), Global Response Services LLC (“GRS”) and Global Linguist Solutions ("GLS"). Earnings from operationally integral unconsolidated affiliates for the three months ended September 26, 2014 was $0.2 million compared to $0.3 million for the three months ended September 27, 2013, primarily as a result of activity in our PaTH and GRS joint ventures. We expect our earnings from equity method investees to remain minimal throughout the remainder of the year unless additional task orders are received by our joint ventures. See Note 10 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

Impairment of goodwill, intangibles and long lived assets — Impairment of goodwill, intangibles and long lived assets for the three months ended September 26, 2014 was $51.0 million primarily from an impairment charge of $50.8 million on our goodwill associated with our Aviation reporting unit within our DynAviation segment as a result of our assessment of a triggering event in the quarter. See Note 2 and Note 3 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion.
Interest expense — Interest expense for the three months ended September 26, 2014 was $17.2 million, a decrease of $2.5 million, or 12.6%, compared to the three months ended September 27, 2013. The decrease is the result of the reduction of the principal balance of our Term Loan as a result of principal prepayments of $50.0 million during the year ended December 31, 2013 and $90.0 million through the first three quarters of 2014.
Other income , net — Other income, net consists primarily of our share of earnings from Babcock DynCorp Limited ("Babcock"), as well as gains/losses from foreign currency and asset sales. Other income, net during the three months ended September 26, 2014 was $1.0 million, an increase of $0.6 million was primarily as a result of earnings recognized from Babcock.
Income taxes — Our effective tax rate consists of federal and state statutory rates, certain permanent differences and discreet items. The effective tax rate for the three months ended September 26, 2014 was 24.6%, as compared to 5.9% for the three months ended September 27, 2013, a change primarily driven by the impact of the goodwill impairment as it relates to the pretax book loss compared to pretax book income in the prior year.

Consolidated Nine Months Ended September 26, 2014 compared to the Nine Months Ended September 27, 2013
The following tables set forth our unaudited consolidated results of operations, both in dollars and as a percentage of revenue, for the nine months ended September 26, 2014 and September 27, 2013:

	Nine Months Ended
(Amounts in thousands)	September 26, 2014		September 27, 2013
Revenue	$1,744,052	100.0%	$2,575,415	100.0%
Cost of services	(1,606,045)	(92.1)	(2,346,007)	(91.1)
Selling, general and administrative expenses	(110,277)	(6.3)	(103,871)	(4.0)
Depreciation and amortization expense	(35,621)	(2.0)	(36,167)	(1.4)
Earnings from equity method investees	9,918	0.6	3,668	0.1
Impairment of goodwill, intangibles and long lived assets	(142,714)	(8.2)	(28,824)	(1.1)
Operating (loss) income	(140,687)	(8.0)	64,214	2.5
Interest expense	(53,438)	(3.1)	(58,721)	(2.3)
Loss on early extinguishment of debt	(862)	—	(230)	—
Interest income	151	—	77	—
Other income (expense), net	3,314	0.2	(124)	—
(Loss) income before income taxes	(191,522)	(10.9)	5,216	0.2
Benefit (provision) for income taxes	39,028	2.2	(11,393)	(0.4)
Net loss	(152,494)	(8.7)	(6,177)	(0.2)
Noncontrolling interests	(1,857)	(0.1)	(3,546)	(0.1)
Net loss attributable to Delta Tucker Holdings, Inc.	$(154,351)	(8.8)	$(9,723)	(0.4)
Revenue — Revenue for the nine months ended September 26, 2014 was $1,744.1 million, a decrease of $831.4 million, or 32.3%, compared to the nine months ended September 27, 2013. The decrease was primarily driven by the accelerated pace of the drawdown in Afghanistan, which impacted the demand for services under our LOGCAP IV contract and caused reduced training needs under the AMDP contract; reduced service needs in Iraq for DoS, affecting the INL Air Wing contract as well as the completion of the WPS contract, and the delays in new business awards caused by United States budget uncertainty. See further discussion of our revenue results in the "Results by Segment" section below.

Cost of services — Cost of services are comprised of direct labor, direct material, overhead, subcontractors, travel, supplies and other miscellaneous costs. Cost of services for the nine months ended September 26, 2014 was $1,606.0 million, a decrease of $740.0 million, or 31.5%, compared to the nine months ended September 27, 2013. The decrease in Cost of services was primarily driven by the reduction in demand as discussed above. Cost of services as a percentage of revenue increased to 92.1% for the nine months ended September 26, 2014 compared to 91.1% for the nine months ended September 27, 2013 primarily as a result of the reduction in volume discussed above and due to a certain loss contract within our DynAviation segment. See further discussion of the impact of program margins in the "Results by Segment" section below.
Selling, general and administrative expenses — SG&A primarily relates to functions such as management, legal, financial accounting, contracts and administration, human resources, management information systems, purchasing, and business development. SG&A increased by $6.4 million, or 6.2%, to $110.3 million during the nine months ended September 26, 2014 primarily as a result of the increase in severance expense partially offset by our continued cost reduction initiatives. SG&A as a percentage of revenue increased to 6.3% for the nine months ended September 26, 2014 compared to 4.0% for the nine months ended September 27, 2013 due to the reasons discussed above.
Depreciation and amortization — Depreciation and amortization during the nine months ended September 26, 2014 was $35.6 million, a decrease of $0.5 million, or 1.5%, compared to the nine months ended September 27, 2013. The decrease was primarily due to the full amortization of certain internally developed software as well as the write-down and disposal of fixed assets during the year ended 2013.
Earnings from equity method investees — Earnings from equity method investees include our proportionate share of the income of our equity method investees deemed to be operationally integral to our business, such as PaTH, CRS, GRS and GLS. Earnings from operationally integral unconsolidated affiliates for the nine months ended September 26, 2014 was $9.9 million, an increase of $6.3 million compared to the nine months ended September 27, 2013, primarily as a result of equity method income recognized upon the receipt of a $9.6 million distribution from GLS related to the finalization of Form 1s in February 2014 allowing GLS to submit previous invoices for recovery. We expect our earnings from equity method investees to remain minimal throughout the remainder of the year unless additional task orders are received by our joint ventures. See Note 10 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
Impairment of goodwill, intangibles and long lived assets — Impairment of goodwill, intangibles and long lived assets for the nine months ended September 26, 2014 was $142.7 million primarily from impairment charges of $50.8 million on our goodwill associated with our Aviation reporting unit within our DynAviation segment as a result of our assessment of a triggering event in the third quarter of 2014 and $90.7 million on our goodwill associated with our Logistics Sustainment Solutions ("LSS") reporting unit within our DynLogistics segment as a result of our assessment of a triggering event in the second quarter of 2014. See Note 3 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion.
Interest expense — Interest expense for the nine months ended September 26, 2014 was $53.4 million, a decrease of $5.3 million, or 9.0%, compared to the nine months ended September 27, 2013. The decrease is the result of the reduction of the principal balance of our Term Loan as a result of principal prepayments of $50.0 million during the year ended December 31, 2013 and $90.0 million through the first three quarters of 2014.
Other income (expense), net — Other income (expense), net consists primarily of our share of earnings from Babcock, as well as gains/losses from foreign currency and asset sales. Other income, net during the nine months ended September 26, 2014 was $3.3 million, an increase of $3.4 million compared to Other expense, net of $0.1 million for the nine months ended September 27, 2013, due to the income recognized upon the sale of a helicopter as well as earnings recognized from Babcock. See Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on the sale of helicopter.
Income taxes — Our effective tax rate consists of federal and state statutory rates, certain permanent differences and discreet items. The effective tax rate for the nine months ended September 26, 2014 was 20.4%, as compared to 218.4% for the nine months ended September 27, 2013 a change primarily driven by the impact of the goodwill impairment as it relates to the pretax book loss compared to pretax book income in the prior year.

Results by Segment – Three Months Ended September 26, 2014 Compared to Three Months Ended September 27, 2013
The following tables set forth the revenue, both in dollars and as a percentage of our consolidated revenue, operating loss and operating margin for our operating segments for the three months ended September 26, 2014 and September 27, 2013. The following amounts agree to our segment disclosures. See Note 9 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion.

	Three Months Ended
	September 26, 2014		September 27, 2013
(Amounts in thousands)	Revenue	% of Total Revenue	Revenue	% of Total Revenue
DynLogistics	$247,829	45.9%	$451,416	58.9%
DynAviation	293,238	54.2	313,189	40.8
Headquarters (1)	(740)	(0.1)	2,180	0.3
Consolidated revenue	$540,327	100.0	$766,785	100.0

	Operating Income (Loss)	Profit (Loss) Margin	Operating (Loss) Income	(Loss) Profit Margin
DynLogistics	$1,800	0.7%	$(12,741)	(2.8)%
DynAviation	(65,282)	(22.3)	11,231	3.6
Headquarters (2)	(14,245)		(12,767)
Consolidated operating loss	$(77,727)		$(14,277)

(1)
Headquarters revenue primarily represents revenue earned on shared service arrangements for general and administrative services provided to unconsolidated joint ventures and elimination of intercompany items between segments.

(2)
Headquarters operating expenses primarily relate to amortization of intangible assets and other costs that are not allocated to segments and are not billable to our U.S. government customers, partially offset by equity method investee income.

DynLogistics
Revenue of $247.8 million decreased $203.6 million, or 45.1%, for the three months ended September 26, 2014 compared to the three months ended September 27, 2013 primarily as a result of reductions in manning, materials and other direct costs under the Afghan Area of Responsibility ("AOR") task order under the LOGCAP IV program. Additionally, revenue was impacted by de-scoping on the AMDP and CSTC-A contracts as well as lower volume on the CivPol task orders. This decline was partially offset by revenue from programs including the Africa Peacekeeping Program ("AFRICAP"), the WRM II program and the new task order for the Criminal Justice Program Support ("CJPS") in Haiti. As efforts in Afghanistan continue to decline and with the continued pressure on U.S. defense budgets, we expect our revenue for the DynLogistics segment to continue to decline for the remainder of 2014.
Operating income of $1.8 million for the three months ended September 26, 2014 as compared to an operating loss of $12.7 million for the three months ended September 27, 2013 was primarily due to the goodwill impairment charge of $28.8 million and the decrease in revenue discussed above, partially offset by the completion of the WPS contract during the three months ended September 27, 2013.
DynAviation
Revenue of $293.2 million decreased $20.0 million, or 6.4%, for the three months ended September 26, 2014 compared to the three months ended September 27, 2013 primarily as a result of the decrease in demand resulting from the de-scoping of the INL-Air Wing program in Iraq in addition to a reduction in volume of certain task orders under the CFT and the Counter Narco-Terrorism Program Office ("CNTPO") programs. The decrease in revenue was partially offset by the revenue from the Army Field Maintenance ("AFM") programs and the Multi Sensor Aerial Intelligence Surveillance Reconnaissance ("MAISR") Operations & Sustainment program. Challenges to future revenue growth as a result of an increasingly competitive environment and delays in the government procurement environment could result in continued declines within the DynAviation segment.
Operating loss of $65.3 million for the three months ended September 26, 2014 as compared to operating income of $11.2 million for the three months ended September 27, 2013 was primarily as a result of the goodwill impairment charge of $50.8 million recorded within our Aviation reporting unit, decrease in revenue discussed above, additional contract loss on a U.S. Air Force contract as we continue to see delays in resolving a contract dispute, and a change in contract mix on the Theater Aviation Sustainment Manager ("TASM") task order, moving under the AFM contract vehicle.

Results by Segment – Nine Months Ended September 26, 2014 Compared to Nine Months Ended September 27, 2013
The following tables set forth the revenue, both in dollars and as a percentage of our consolidated revenue, operating income and operating margin for our operating segments for the nine months ended September 26, 2014 and September 27, 2013.
The following amounts agree to our segment disclosures, see Note 9 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion.

	Nine Months Ended
	September 26, 2014		September 27, 2013
(Amounts in thousands)	Revenue	% of Total Revenue	Revenue	% of Total Revenue
DynLogistics	$855,337	49.1%	$1,518,992	59.0%
DynAviation	889,710	51.0	1,061,283	41.2
Headquarters (1)	(995)	(0.1)	(4,860)	(0.2)
Consolidated revenue	$1,744,052	100.0	$2,575,415	100.0

	Operating (Loss) Income	Profit (Loss) Margin	Operating Income (Loss)	Profit Margin
DynLogistics	$(66,974)	(7.8)%	$20,116	1.3%
DynAviation	(43,382)	(4.9)	75,850	7.1
Headquarters (2)	(30,331)		(31,752)
Consolidated operating (loss) income	$(140,687)		$64,214

(1)
Headquarters revenue primarily represents revenue earned on shared service arrangements for general and administrative services provided to unconsolidated joint ventures and elimination of intercompany items between segments.

(2)
Headquarters operating expenses primarily relate to amortization of intangible assets and other costs that are not allocated to segments and are not billable to our U.S. government customers, partially offset by equity method investee income.

DynLogistics
Revenue of $855.3 million decreased $663.7 million, or 43.7%, for the nine months ended September 26, 2014 compared to the nine months ended September 27, 2013 primarily as a result of reductions in manning, materials and other direct costs under the AOR task order under the LOGCAP IV program. Additionally, revenue was impacted by de-scoping on the AMDP and CSTC-A contracts, lower volume on the CivPol task orders, as well as, the completion of the WPS program in Iraq. This decline was partially offset by revenue from programs including AFRICAP, the WRM II program, and the new task order for the CJPS in Haiti. As efforts in Afghanistan continue to decline and with the continued pressure on U.S. defense budgets, we expect our revenue for the DynLogistics segment to continue to decline for the remainder of 2014.
Operating loss of $67.0 million for the nine months ended September 26, 2014 as compared to operating income of $20.1 million for the nine months ended September 27, 2013 was primarily due to the impairment charge of $90.7 million on our goodwill associated with our LSS reporting unit and declines in revenue as discussed above. See Note 3 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion.
DynAviation
Revenue of $889.7 million decreased $171.6 million, or 16.2%, for the nine months ended September 26, 2014 compared to the nine months ended September 27, 2013 primarily as a result of the decrease in demand resulting from the de-scoping of the INL-Air Wing program in Iraq in addition to a reduction in volume of certain task orders under the CFT and CNTPO programs, and the completion of the G222 and Columbus Support Division contracts. The decrease in revenue was partially offset by the AFM program and the MAISR program. Challenges to future revenue growth as a result of an increasingly competitive environment and delays in the government procurement environment could result in continued declines within the DynAviation segment.
Operating income of $43.4 million decreased $119.2 million, or 157.2%, for the nine months ended September 26, 2014 compared to the nine months ended September 27, 2013 primarily as a result of the goodwill impairment charge of $50.8 million on our goodwill associated with our Aviation reporting unit, decrease in revenue discussed above, additional contract loss on a U.S. Air Force contract as we continue to see delays in resolving a contract dispute, and a change in contract mix on the TASM task order, moving under the AFM contract vehicle. This change drove Operating income as a percentage of revenue to (4.9)% for the nine months ended September 26, 2014 compared to 7.1% for the nine months ended September 27, 2013.

Liquidity and Capital Resources
Cash generated by operations and borrowings available under our Senior Credit Facility are our primary sources of short-term liquidity. See Note 7 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion of our Senior Credit Facility and Fourth Amendment. We believe our cash flow from operations and our available borrowings will be adequate to meet our liquidity needs for the next twelve months. However, our cash flow from operations is heavily dependent upon billing and collection of our accounts receivable and access to our Revolver is dependent upon our meeting financial and non-financial covenants. Significant changes, such as a future government shutdown, further cuts mandated by sequestration or any other limitations in collections or loss of our ability to access our Revolver, could materially impact liquidity and our ability to fund our working capital needs. Failure to meet covenant obligations could result in elimination of access to our Senior Credit Facility or other remedies by our Agent, such as the acceleration of our debt, which would materially affect our future expansion strategies and our ability to meet our operational obligations. See further discussion of our covenants in the Financing section below.
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
Management believes Days Sales Outstanding ("DSO") is an appropriate way to measure our billing and collections effectiveness. DSO measures the efficiency in collecting our receivables as of the period end date and is calculated based on average daily revenue for the most recent quarter and accounts receivable, net of customer advances, as of the balance sheet date. DSO increased to 75 days as of September 26, 2014 from 69 days as of December 31, 2013, primarily due to decline in revenue as well as timing of payment cycles relative to our quarter end by certain of our customers.We expect cash to continue to be impacted by operational working capital needs, potential acquisitions and interest payments on the Senior Credit Facility and the Senior Unsecured Notes.

Cash Flow Analysis

	Nine Months Ended
(Amounts in thousands)	September 26, 2014	September 27, 2013
Net cash used in operating activities	$(17,721)	$(30,245)
Net cash used in investing activities	(5,302)	(2,639)
Net cash used in financing activities	(94,465)	(44,129)
Cash Flows
Cash used in operating activities during the nine months ended September 26, 2014 was $17.7 million as compared to $30.2 million during the nine months ended September 27, 2013. Cash used by operations for the nine months ended September 26, 2014 was primarily due to our net loss for the nine months ended September 26, 2014 and our change in working capital, partially offset by the dividends received from equity method investees. Cash used in operating activities during the nine months ended September 27, 2013 was due to a net loss for the nine months ended coupled with a reduction in accrued liabilities primarily related to payroll timing and insurance, payments of legal settlements, along with increased cash expenditures to reduce accounts payable while experiencing an increase in DSO.
Cash used in investing activities during the nine months ended September 26, 2014 was $5.3 million as compared to $2.6 million during the nine months ended September 27, 2013. Cash used in investing activities during the nine months ended September 26, 2014 was primarily due to leasehold improvements related to our Tyson's Corner lease, partially offset by a return of capital from Babcock. Cash used in investing activities during the nine months ended September 27, 2013 was primarily due to the purchase of fixed assets and software.
Cash used in financing activities during the nine months ended September 26, 2014 was $94.5 million compared to $44.1 million of cash used in financing activities during the nine months ended September 27, 2013. Cash used in financing activities during the nine months ended September 26, 2014 was primarily the result of $90.0 million in prepayments on our Term Loan and payments related to financed insurance. Cash used in financing activities during the nine months ended September 27, 2013 was primarily the result of payments related to financed insurance and a $15.0 million prepayment on the Term Loan.

Financing
On November 5, 2014, we entered into a Fourth Amendment to the Senior Credit Facility. The Fourth Amendment, among other things, (i) amended the Senior Credit Facility by modifying the financial maintenance covenants; (ii) reduced the amount of the Revolver credit commitments of the lenders consenting to the Fourth Amendment by 20%, which represented a reduction of approximately $36.2 million; (iii) amended the definition of Consolidated Net Income, as defined in the Senior Credit Facility, to exclude up to $35 million for a one-time charge during the three month period ended September 26, 2014 related to a certain U.S. Air Force contract; and (iv) waived compliance with the financial maintenance covenants with respect to the three month period ended September 26, 2014.
As of September 26, 2014, our debt was comprised of (i) $455.0 million of Senior Unsecured Notes and (ii) $187.3 million of the Term Loan principal associated with our Senior Credit Facility. The Senior Credit Facility also contains a $181.0 million revolving credit facility (the "Revolver") under which we had no borrowings during the nine months ended September 26, 2014. As of September 26, 2014 and December 31, 2013, the available borrowing capacity under the Senior Credit Facility was approximately $146.3 million and $144.6 million, respectively, that takes into account $34.7 million and $36.4 million, respectively, in issued letters of credit.
As of September 26, 2014, the Senior Credit Facility includes the $187.3 million Term Loan and the $181.0 million Revolver which matures July 7, 2016. Pursuant to the Senior Credit facility, quarterly principal payments on the Term Loan are required. However, certain principal prepayments made during the year ended December 30, 2011 were applied to the future scheduled maturities and satisfied our responsibility to make quarterly principal payments through maturity.
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
The Senior Unsecured Notes carry $455.0 million of principal with a 10.375% interest rate. The Senior Unsecured Notes mature on July 1, 2017. The interest payments are payable semi-annually on January 1st and July 1st.

We or our affiliates may, from time to time, purchase our Senior Unsecured Notes. Any such future purchases may be made through open market or privately negotiated transactions with third parties or pursuant to one or more tender or exchange offers or otherwise, upon such terms and at such prices as we or any such affiliates may determine.
The weighted-average interest rate as of September 26, 2014 for our debt was 9.2%, excluding the impact of deferred financing fees. There were no interest rate hedges in place during the three and nine months ended September 26, 2014.
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
In addition, the Senior Credit Facility stipulates a maximum total leverage ratio, as defined in the Senior Credit Facility, and a minimum interest coverage ratio, as defined in the Senior Credit Facility, that must be maintained. The total leverage ratio is the Consolidated Total Debt, as defined in the Senior Credit Facility, less unrestricted cash and cash equivalents (up to $75.0 million) to Consolidated Earnings Before Interest, Taxes, Depreciation and Amortization ("Consolidated EBITDA"), as defined in the Senior Credit Facility, for the applicable period.
Effective with the Fourth Amendment, the maximum total leverage ratios are set forth below as follows:

Period Ending	Total Leverage Ratio
December 31, 2014	5.55 to 1.0
March 27, 2015	6.65 to 1.0
June 26, 2015	7.70 to 1.0
September 25, 2015	8.10 to 1.0
December 31, 2015	7.75 to 1.0
March 25, 2016	7.60 to 1.0
June 24, 2016	6.90 to 1.0
September 23, 2016 and thereafter	6.60 to 1.0
The interest coverage ratio is the ratio of Consolidated EBITDA to Consolidated Interest Expense, as defined in the Senior Credit Facility. Effective with the Fourth Amendment, the interest coverage ratios are set forth below as follows:

Period Ending	Interest Coverage Ratio
December 31, 2014	1.05 to 1.0
March 25, 2016	1.15 to 1.0
June 24, 2016	1.20 to 1.0
September 23, 2016 and thereafter	1.30 to 1.0

As of December 31, 2013, we were in compliance with our financial maintenance covenants. Our requirement to be in compliance with the financial maintenance covenants for the three month period ended September 26, 2014 was waived per the Fourth Amendment and as such we are in compliance with the terms of our Senior Credit Facility.

Non-GAAP Measures
We define EBITDA as Generally Accepted Accounting Principles ("GAAP") net loss attributable to Delta Tucker Holdings, Inc. adjusted for interest expense, taxes and depreciation and amortization. Adjusted EBITDA is calculated by adjusting EBITDA for the items described in the table below. We use EBITDA and Adjusted EBITDA as supplemental measures in the evaluation of our business and believe that EBITDA and Adjusted EBITDA provide a meaningful measure of operational performance on a consolidated basis because it eliminates the effects of period to period changes in taxes, costs associated with capital investments and interest expense and is consistent with one of the measures we use to evaluate management’s performance for incentive compensation. In addition, Adjusted EBITDA as presented in the table below corresponds to the definition of Consolidated EBITDA used in the Senior Secured Credit Facilities and/or the definition of EBITDA used in the Indenture governing the Senior Unsecured Notes to test the permissibility of certain types of transactions, including debt incurrence. Neither EBITDA nor Adjusted EBITDA is a financial measure calculated in accordance with GAAP. Accordingly, they should not be considered in isolation or as substitutes for net income attributable to Delta Tucker Holdings, Inc. or other financial measures prepared in accordance with GAAP.
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

The following table provides a reconciliation of net loss attributable to Delta Tucker Holdings, Inc. and EBITDA and Adjusted EBITDA for the periods included below:

Delta Tucker Holdings, Inc. Unaudited Adjusted EBITDA

	Three Months Ended		Nine Months Ended
(Amounts in thousands)	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
Net loss attributable to Delta Tucker Holdings, Inc.	$(71,514)	$(33,065)	$(154,351)	$(9,723)
(Benefit) provision for income taxes	(23,160)	(1,991)	(39,028)	11,393
Interest expense, net of interest income	17,169	19,689	53,287	58,644
Depreciation and amortization (1)	12,328	12,473	36,328	37,470
EBITDA	(65,177)	(2,894)	(103,764)	97,784
Non-recurring or unusual gains or losses or income or expenses and non-cash impairments (2)	87,001	29,173	185,910	29,765
Employee non-cash compensation, severance, and retention expense (3)	5,137	3,206	7,934	4,603
Management fees (4)	705	671	1,424	1,490
Acquisition accounting and Merger-related items (5)	971	(1,092)	1,548	(3,054)
Other (6)	140	588	17	983
Adjusted EBITDA	$28,777	$29,652	$93,069	$131,571

(1)	Amount includes certain depreciation and amortization amounts which are classified as Cost of services in our Unaudited Condensed Consolidated Statements of Operations.

(2)
Includes the impairment of goodwill within the LSS and Aviation reporting units, a one-time charge related to a certain contract of $35 million as defined in the Fourth Amendment to the Senior Credit Facility, as well as certain unusual income and expense items, as defined in the Indenture and Senior Credit Facility. See Note 3 and Note 7 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion.

(3)	Includes post employment benefit expense related to severance in accordance with ASC 712 - Compensation, relocation expenses and share based compensation expense.

(4)	Amount includes Cerberus Operations and Advisory Company management fees. See Note 10 for further discussion.

(5)	Includes costs incurred pursuant to ASC 805 - Business Combination.

(6)	Includes changes due to fluctuations in foreign exchange rates, earnings from affiliates not received in cash and other immaterial items.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There has been no significant change in our exposure to market risk during the three months ended September 26, 2014. For discussion of our exposure to market risk, refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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
We had thirteen Huey helicopters we planned to sell or utilize on our programs as of December 31, 2013. The Company was successful in selling one of the UH-1H helicopters during the first quarter of 2014 and executed a sales agreement to sell an additional six helicopters during the second quarter of 2014 that were previously classified as held for sale. In the third quarter of 2014, we deployed two helicopters to an existing program. However, we are not certain that we will be able to successfully sell the remaining four helicopters or utilize them on our programs. The inability to sell or deploy the helicopters could lead to an impairment charge in the future. See Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion on helicopters.
Our U.S. government contracts may be terminated by the U.S. government at any time prior to their completion and contain other unfavorable provisions, which could lead to an unexpected loss of revenue and a reduction in backlog.
Under the terms of our contracts, the U.S. government may unilaterally:

•	terminate or modify existing contracts;

•	reduce the value of existing contracts through partial termination;

•	exercise their option periods and extend contracts that have unfavorable terms for us;

•	delay or withhold the payment of our invoices by government payment offices;

•	audit our contract-related costs and fees; and

•	suspend us from receiving new contracts, pending the resolution of alleged violations of procurement laws or regulations.

The U.S. government can terminate or modify any of its contracts with us either for its convenience or if we default by failing to perform under the terms of the applicable contract. A termination arising out of our default could expose us to liability and adversely affect our operating performance and lead to an unexpected loss of revenue.
The nature of our business sometimes requires us to begin new work or extend work under an existing contract at the request of our customer before a formal contract or contract modification has been executed. In such situations, we have a long history of successfully obtaining a formal contract or contract modification from our customer; however, work performed in such situations involves some risk that we may be unsuccessful in reaching a final agreement with our customer. In the event we are unsuccessful in reaching an agreement with our customer, we may be required to submit a request for equitable adjustment or a formal claim.  These processes can take substantial time and may ultimately be unsuccessful in allowing us to bill and collect any associated fees earned on work performed in such situations, including base fees or award fees, which could result in lower revenue and could have a material effect on our financial condition and results of operations.
Our U.S. government contracts typically have an initial term of one year with multiple option periods, exercisable at the discretion of the U.S. government at previously negotiated prices. The U.S. government is not obligated to exercise any option period under a contract. The U.S. government can unilaterally exercise these option periods even if the terms are unfavorable to us. Furthermore, the U.S. government is typically required to re-compete all programs and, therefore, may not automatically renew a contract. In addition, at the time of completion of any of our U.S. government contracts, the contract is frequently required to be re-competed if the U.S. government still requires the services covered by the contract.
If the U.S. government terminates and/or materially modifies any of our contracts or if option periods are not exercised, our failure to replace revenue generated from such contracts would result in lower revenue and backlog. In addition, if we are unsuccessful in obtaining contract modifications to remove unfavorable terms, the U.S. government could exercise option periods that extend such unfavorable contract terms, which could then result in additional declines in our earnings or contract losses. Any of these occurrences could adversely affect our earnings and have a material effect on our financial condition and results of operations.

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
Upon the occurrence of an event of default under our senior secured credit facilities that is not waived by the requisite lenders (including a failure to comply with our financial maintenance covenants) the lenders could elect to declare all amounts outstanding under our senior secured credit facilities to be immediately due and payable and terminate all commitments to extend further credit, including issuing new letters of credit. This outcome would result in doubt in the Company’s ability to continue as a going concern. If such actions were taken by the lenders under our senior secured credit facilities, it would also cause an event of default under our senior unsecured notes.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5. OTHER INFORMATION.
On November 5, 2014, DynCorp International Inc., a wholly owned subsidiary of the Company, entered into an amendment (the “Fourth Amendment”) to the Credit Agreement dated July 7, 2010, among DynCorp International Inc., the Company, the other Guarantors party thereto, several banks and other financial institutions or entities from time to time parties thereto and Bank of America, N.A. as administrative agent. See Note 7 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
A copy of the Fourth Amendment is attached as Exhibit 10.31 to this Quarterly Report on Form 10-Q and is incorporated by reference herein. The description of the material terms of the Amendment is qualified in its entirety by reference to such exhibit.

ITEM 6. EXHIBITS.
The following exhibits are filed as part of, or incorporated by reference into, the Quarterly Report on Form 10-Q.

Exhibit No.	Description

10.1*
Amendment No. 4, dated as of November 5, 2014, to the Credit Agreement, dated as of July 7, 2010, among DynCorp International, Holdings, the other Guarantors party thereto, the several banks and other financial institutions or entities from time to time parties thereto and Bank of America, N.A., as administrative agent and collateral agent.

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

Date:	November 10, 2014	DELTA TUCKER HOLDINGS, INC.

/s/ William T. Kansky
William T. Kansky
Senior Vice President and Chief Financial Officer