Form 10-K
period 2014-12-31
Delta Tucker Holdings, Inc.
filed 2015-03-31
CIK 1514226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Act. Yes ☐ No  ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☑    No  ☐
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☐ No  ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☑ No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of March 31, 2015 the registrant had 100 shares of its common stock outstanding.

DELTA TUCKER HOLDINGS, INC.

Forward-Looking Statements
This Annual Report on Form 10-K contains various forward-looking statements regarding future events and our future results that are subject to the safe harbors created by the Private Securities Litigation Reform Act of 1995 under the Securities Act of 1933 (the "Securities Act") and the Securities Exchange Act of 1934 (the "Exchange Act"). Without limiting the foregoing, the words "believes," "thinks," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. Forward-looking statements involve risks and uncertainties. Statements regarding the amount of our backlog and estimated total contract values are other examples of forward-looking statements. We caution that these statements are further qualified by important economic, competitive, governmental, international and technological factors that could cause our business, strategy, projections or actual results or events to differ materially, or otherwise, from those in the forward-looking statements. These factors, risks and uncertainties include, among others, the following:

•	the future impact of mergers, acquisitions, divestitures, joint ventures or teaming agreements;

•	our substantial level of indebtedness, our ability to refinance or amend the terms of that indebtedness, and changes in availability of capital and cost of capital;

•	the outcome of any material litigation, government investigation, audit or other regulatory matters;

•	restatement of our financial statements causing credit ratings to be downgraded or covenant violations under our debt agreements;

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

•	the timing or magnitude of any award fee granted under our government contracts;

•	changes in expected percentages of future revenue represented by fixed-price and time-and-materials contracts, including increased competition with respect to task orders subject to such contracts;

•	decline in the estimated fair value of a reporting unit resulting in a goodwill impairment and a related non-cash impairment charged against earnings;

•	changes in underlying assumptions, circumstances or estimates may have a material adverse effect upon the profitability of one or more contracts and our performance;

•	changes in our tax provisions or exposure to additional income tax liabilities that could affect our profitability and cash flows;

•	uncertainty created by management turnover;

•	termination or modification of key subcontractor performance or delivery;

•	the ability to receive timely payments from prime contractors where we act as a subcontractor; and

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

Fiscal Year
The Company's quarterly period ends on the last Friday of the calendar quarter, except for the fourth quarter of the fiscal year, which ends on December 31. This Annual Report on Form 10-K reflects the consolidated financial results of the Company for the years ended December 31, 2014, December 31, 2013 and December 31, 2012. Select financial data has been provided for the period from April 1, 2010 (inception) through December 31, 2010 ("Inception Year"). We refer to the Inception Year period as "calendar year 2010" in this Annual Report on Form 10-K. Delta Tucker Holdings, Inc. was formed for the purpose of acquiring DynCorp International Inc. ("DynCorp International") and had immaterial assets and virtually no operations, except for costs associated with acquiring DynCorp International, prior to the merger on July 7, 2010. DynCorp International’s historical fiscal year presentation was comprised of twelve consecutive fiscal months ended on the Friday closest to March 31 of each year. DynCorp International’s last completed fiscal year, prior to the merger on July 7, 2010, ended on April 2, 2010 (“fiscal year 2010”). The three month period ended July 2, 2010, which was the last quarter completed prior to the merger on July 7, 2010, is referred to as the “fiscal quarter ended July 2, 2010”. DynCorp International changed its fiscal year-end at the time of the merger to coincide with that of Delta Tucker Holdings, Inc. For clarity, we refer to these fiscal periods of DynCorp International that ended prior to the merger as those of the “Predecessor.”
Included in this Annual Report on Form 10-K are our audited consolidated statements of operations and the related statements of equity (deficit) and cash flows for the years ended December 31, 2014, December 31, 2013 and December 31, 2012. The audited consolidated balance sheets are included for the periods as of December 31, 2014 and December 31, 2013.

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
Our customers include the U.S. Department of Defense ("DoD"), the U.S. Department of State ("DoS"), the U.S. Agency for International Development ("USAID"), foreign governments, commercial customers and certain other U.S. federal, state and local government departments and agencies. Revenue from the U.S. government accounted for approximately 94%, 96% and 97% of total revenue for the years ended December 31, 2014, December 31, 2013, and December 31, 2012, respectively. Our contracts’ revenue and percentage of total revenue from the U.S. government may fluctuate from year to year. These fluctuations can be due to contract length or contract structure, such as with IDIQ type contracts. IDIQ type contracts are often awarded to multiple contractors and provide the opportunity for awarded contractors to bid on task orders issued under the contract.
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
Most of our contracts are to provide services, rather than products, to our customers, resulting in the majority of costs being labor related. For this reason, we staff flexibly for each contract. If we lose a contract, we terminate or reassign the employees associated with the contract, hence cutting direct cost and overhead. Generally, elimination of employees would not generate significant separation costs other than those that would be incurred in the normal course of business and would generally be recoverable under applicable contract terms.
The types of services we perform also support our scalability as our primary capital requirements are working capital, which are variable with our overall revenue stream. The nature of our contracts does not generally require investments in fixed assets, and we do not have significant fixed asset investments tied to a single contract upon which our business materially depends. Additionally, our contract mix gives us a degree of flexibility to deploy assets purchased for certain programs to other programs in cases where the scope of our deliverables changes.
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
Our historical contract mix by type, as a percentage of revenue, is indicated in the table below.

	Delta Tucker Holdings, Inc.
	For the years ended
Contract Type	December 31, 2014	December 31, 2013	December 31, 2012
Fixed-Price	26%	23%	19%
Time-and-Materials	12%	10%	10%
Cost-Reimbursement	62%	67%	71%
Totals	100%	100%	100%
Cost-reimbursement type contracts typically perform at lower margins than other contract types but carry lower risk of loss. We anticipate cost-reimbursable type contracts will continue to represent a large portion of our business for calendar year 2015.
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
Operating and Reportable Segments
In August 2014, we amended our operating structure by realigning our DynGlobal segment to a business development organization focused on achieving our global growth objectives. DynGlobal will continue as a brand and an initiative to pursue international and commercial business. As a result, DynGlobal resources were redeployed into business development efforts for our two remaining operating and reporting segments, DynAviation and DynLogistics. This helps to identify our highest priority opportunities and work to capture those opportunities for operational execution by the two remaining segments. The DynAviation and DynLogistics segments will continue to operate principally within a regulatory environment subject to governmental contracting and accounting requirements, including Federal Acquisition Regulations (“FAR”), Cost Accounting Standards (“CAS”) and audits by various U.S. federal agencies. See Note 11 to the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion of segments.
A description of each of our Reportable Segments is discussed further below.
DynAviation
This segment provides worldwide maintenance of aircraft fleet and ground vehicles, which includes logistics support on aircraft and aerial firefighting services, weapons systems, and related support equipment to the DoD, other U.S. government agencies and direct contracts with foreign governments. This segment also provides foreign assistance programs to help foreign governments improve their ability to develop and implement national strategies and programs to prevent the production, trafficking and abuse of illicit drugs. The INL Air Wing program is one of the most significant programs in the DynAviation segment. The INL Air Wing program supports governments in multiple Latin American countries and provides support and assistance with interdiction services in Afghanistan. This program also provides intra-theater transportation services for DoS personnel throughout Iraq and Afghanistan. In January, 2015 the DoS issued a letter notifying us that our proposal on the recompete related to the INL Air Wing program was outside of the competitive range and would not be considered further for award. We requested and received a pre-award debriefing of the DoS' evaluation. We filed a protest with the U.S. Government Accountability Office ("GAO") to challenge the decision by the DoS. In response to our protest, the DoS notified the GAO that it will take corrective action, which will include a reconsideration of its evaluations of the recompete proposals, and a determination of whether discussions are necessary and, if so, it will make a new competitive range decision. The evaluation process is still underway and DoS has yet to award any part of the contract recompete. See Note 3 to the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
DynLogistics
This segment provides best-value mission readiness to its customers through total support solutions including conventional and contingency logistics, operations and maintenance support, platform modification and upgrades, supply chain management and training, security and full spectrum intelligence mission support services. The LOGCAP IV and War Reserve Materiel ("WRM II") contracts are the most significant contracts within this segment. Under the LOGCAP IV contract which performs under a single IDIQ contract, the U.S. Army contracts for us to perform selected services, operations and maintenance, engineering as well as construction and logistics predominately in the Middle East Theater to augment the U.S. Army, the U.S. Marine Corps and North Atlantic Treaty Organization ("NATO") forces and to release military units from combat service support missions or to fill the U.S. military resource shortfalls. Under the WRM II contract, the U.S. Air Force contracts the Company to perform, out-load, and reconstitute the pre-positioned war reserve materiel in the U.S. Air Force Central Area of Responsibility as well as maintenance services on ground support equipment vehicles.
This segment also provides international policing and police training, immigration support and base operations to a variety of international and national customers. We provide senior advisors and mentors to foreign governmental agencies to provide leadership, operations and training, intelligence, logistics and security capabilities. This includes the services we provide under key contracts such as the Afghanistan Ministry of Defense Program ("AMDP") and the Combined Security Transition Command Afghanistan ("CSTC-A") programs.
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
International Narcotics Law Enforcement Air Wing ("INL"): The INL Air Wing program is a part of our DynAviation segment. In May 2005, the DoS awarded this contract in support of the INL program to aid in the eradication of illegal drug operations. This program also provides intra-theater transportation services for DoS personnel throughout Iraq and Afghanistan. The services provided under this contract are fixed-price and cost-reimbursable type services. In January 2015, the DoS issued a letter notifying us that our proposal on the recompete related to the INL contract within the Air Wing reporting unit was outside of the competitive range and would not be considered further for award. We requested and received a pre-award debriefing of the DoS' evaluation. We filed a protest with the GAO to challenge the decision by the DoS. In response to our protest, the DoS notified the GAO that it will take correction action, which will include a reconsideration of its evaluations of the recompete proposals, and a determination of whether discussions are necessary and, if so, it will make a new competitive range decision. The evaluation process is still underway and DoS has yet to award any part of the contract recompete. Pre-award protests occur within our industry frequently and during this process we are committed to continue to support and serve the DoS through our current contract which we believe will be extended during this procurement process.
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

War Reserve Materiel ("WRM II"): The War Reserve Materiel contract is a part of our DynLogistics segment. Through this program, we manage the U.S. Air Force Southwest Asia War Reserve Materiel Pre-positioning program, which includes operations in Oman, Bahrain, Qatar, Kuwait, United Arab Emirates and two locations in the United States (Yorktown, Virginia and Shaw Air Force base, South Carolina). Through this contract, we store, maintain and deploy assets such as tents, generators, vehicles, kitchens and medical supplies to deployed forces in the global war on terror. During Operation Enduring Freedom and Operation Iraqi Freedom, we sent teams into the field to assist in the setup of tent cities prior to the arrival of the deployed forces. The WRM II program continues to partner with the U.S. Central Command Air Force in the development of new and innovative approaches to asset management. Our contract is primarily cost-plus-award fee with a smaller portion of fixed-price services.
Naval Test Wing Patuxent River MD ("Pax River"): The Pax River contract is a part of our DynAviation segment. This contract was awarded in August 2011 to provide organization level maintenance and logistic support on all aircraft and support equipment for which the Naval Test Wing Atlantic has maintenance responsibility. Labor and services will be provided to perform safety studies, off-site aircraft safety and spill containment patrols and aircraft recovery services. The cost-plus-fixed-fee contract has a base year plus four one-year option periods.
Contractor Logistics Support: T-34, T-44, T-6 ("CLS"): The CLS program is part of our DynAviation segment. This contract was awarded in October 2014 to provide maintenance and logistics support to the United States Navy T-34, T-44, and T-6 aircraft programs. The services provided under this contract are fixed-price and cost-reimbursable type services. The contract has a one year base period plus four one-year option periods.
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
Key Contracts
The following table sets forth certain information for our principal contracts, including the initial start and end dates and the principal customer for each contract as of December 31, 2014:

Contract	Segment	Principal Customer	Initial/Current Award Date	Current Contract End Date	Estimated Total Contract Value (1)
LOGCAP IV (2)	DynLogistics	U.S. Army	Apr-2008	Apr-2018	$5.41 billion
INL Air Wing	DynAviation	DoS	Jan-2001 / May-2005	Oct-2015	$3.21 billion
AMDP	DynLogistics	DoD	Dec-2010	Apr-2016	$1.77 billion
T-6 COMBS	DynAviation	U.S. Air Force	Jun-2012	Oct-2016	$579 million
War Reserve Materiel	DynLogistics	U.S. Air Force	May-2000 / Jun-2008	Sep-2016	$559 million
Pax River	DynAviation	U.S. Navy	Jul-2011 / Aug-2011	Jul-2016	$497 million
CLS	DynAviation	U.S. Navy	Nov-2014	Dec-2019	$443 million
Andrews AFB	DynAviation	U.S. Air Force	Sep-2011	Dec-2018	$436 million
CSTC-A	DynLogistics	U.S. Army	Mar-2010	Apr-2016	$370 million
Sheppard AFB	DynAviation	U.S. Air Force	Sep-2009	Sep-2016	$276 million

(1)
Estimated total contract value represents the initial start and end date of the contracts presented and is not necessarily representative of the amount of work we will actually be awarded under the contract. Contract value can grow over time based on IDIQ task orders and/or contract extensions.

(2)	LOGCAP IV has a $5 billion ceiling per year per contractor over 10 years.
Competition
We compete with various entities across geographic and business lines based on a number of factors, including services offered, experience, price, geographic reach and mobility. Most activities in which we engage are highly competitive and require that we have highly skilled and experienced technical personnel to compete. Some of our competitors may possess greater financial and other resources or may be better positioned to compete for certain contract opportunities. We believe that our principal competitors include Civilian Police International, Science Applications International Corporation, Exelis, Inc., KBR, Inc., IAP Worldwide Services, ACADEMI, Triple Canopy Inc., Fluor Corporation, Lockheed Martin Corporation, AECOM Technology Corporation, United Technologies Corporation, L-3 Communications Holdings, Inc., Aerospace Industrial Development Corporation, Al Salam Aircraft Company Ltd., Mission Essential Personnel, Northrop Grumman Corporation, Computer Sciences Corporation, Lear Siegler, AAR Corp and Serco Group plc. We believe that the primary competitive factors for our services include reputation, technical skills, past contract performance, experience in the industry, cost competitiveness and customer relationships.
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

The following table sets forth our approximate backlog as of the dates indicated:

	December 31, 2014

(Amounts in millions)	DynAviation (1)	DynLogistics (1)	Total
Funded backlog	$725	$446	$1,171
Unfunded backlog	1,561	599	2,160
Total backlog	$2,286	$1,045	$3,331

	December 31, 2013

(Amounts in millions)	DynAviation (1)	DynLogistics (1)	Total
Funded backlog	$564	$977	$1,541
Unfunded backlog	1,761	678	2,439
Total backlog	$2,325	$1,655	$3,980

(1)
DynGlobal backlog for the years ended December 31, 2014 and December 31, 2013 is included within DynAviation and DynLogistics due to the amended organizational structure. See Note 3 to the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion of our organizational structure.

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
The Defense Contract Audit Agency ("DCAA") performs these audits on behalf of the U.S. Government. The DCAA also reviews and opines on the adequacy of, and our compliance with, our internal control systems and policies, including Accounting, Purchasing, Property, Estimating, Earned Value Management and Material Management Systems. The DCAA has the right to perform audits on our incurred costs on all flexibly priced contracts on an annual basis. We have DCAA auditors on-site to monitor our billing and back office operations. An adverse finding under a DCAA audit could result in a recommendation of disallowed costs under a U.S. Government contract, termination of U.S. Government contracts, forfeiture of profits, a withhold of payments, fines, suspension or prohibition from doing business with the U.S. Government. In the event that an audit by the DCAA recommends disallowance of our costs under a contract, we have the right to appeal the findings of the audit under applicable dispute resolution provisions. Approval of submitted annual incurred costs claims can take many years. All of our incurred costs claims for U.S. Government contracts completed through fiscal year 2008 have been audited by the DCAA and negotiated by the Defense Contract Management Agency ("DCMA"). Incurred cost claim audits for subsequent periods are ongoing. See "Risk Factors - A negative audit or other actions by the U.S. government could adversely affect our operating performance."

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
Intellectual Property
We hold an exclusive, perpetual, irrevocable, worldwide, royalty-free and fully paid license to use the "Dyn International" and "DynCorp International" names in connection with aviation services, security services, technical services and marine services. We also own various licenses for names associated with Phoenix, Casals and Heliworks. Additionally, we own various registered domain names, patents, trademarks and copyrights. Since most of our business involves providing services to government entities, our operations generally are not substantially dependent upon obtaining and/or maintaining copyright, patents, or trademark protections, although our operations make use of such protections and benefit from them.
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
Employees
As of December 31, 2014, we had approximately 13,700 personnel located in approximately 36 countries in which we have operations, of which approximately 7,800 are employees of our affiliates. Employees represented by labor unions totaled approximately 2,200. We believe the working relations with our employees and our unions are in good standing.

ITEM 1A. RISK FACTORS.
The risks described below should be carefully considered, together with all of the other information contained in this Annual Report on Form 10-K, including Part II - Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations. Any of the following risks could materially and adversely affect our financial condition, results of operations or cash flows.
We rely on sales to U.S. government entities. A loss of contracts, a failure to obtain new contracts or a reduction of sales or award fees under existing contracts with the U.S. government could adversely affect our operating performance and our ability to generate cash flow to fund our operations.

Our revenue is predominantly from contracts and subcontracts with the U.S. government and its agencies, primarily the DoD and the DoS. The remainder of our revenue is derived from commercial contracts and contracts with foreign governments. We expect that U.S. government contracts, particularly with the DoD and the DoS, will continue to be our primary source of revenue for the foreseeable future. The continuation and renewal of our existing government contracts and new government contracts are, among other things, contingent upon the availability of adequate funding for various U.S. government agencies, including the DoD and the DoS. Changes in U.S. government spending could directly affect our operating performance and lead to an unexpected loss of revenue. The loss or significant reduction in government funding of a large program in which we participate could also result in a material decrease to our future projections of revenue, earnings and cash flows. U.S. government contracts are also conditioned upon the continuing approval by Congress of the amount of necessary spending. Congress usually appropriates funds for a given program on a September 30 fiscal year basis, even though contract periods of performance may extend over many years. Consequently, at the beginning of a major program, the contract is usually partially funded, and additional monies are normally committed to the contract by the procuring agency only as appropriations are made by Congress for future fiscal years. Among the factors that could impact U.S. government spending and reduce our U.S. government contracting business include:

•	policy and/or spending changes implemented by the Obama administration, any subsequent administration or Congress;

•	continued budget reductions in military spending imposed by Congress including sequestration;

•	a continual decline in, or reapportioning of, spending by the U.S. government, in general, or by the DoD or the DoS, in particular;

•	changes, delays or cancellations of U.S. government programs, requirements or policies;

•	the adoption of new laws or regulations that affect companies that provide services to the U.S. government;

•	U.S. government shutdowns or other delays in the government appropriations process;

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
These or other factors could cause U.S. government agencies to reduce their purchases under our contracts, to exercise their right to terminate our contracts in whole or in part, to issue temporary stop-work orders or to decline to exercise options to renew our contracts. The loss or significant curtailment of our material government contracts, or our failure to renew existing contracts or enter into new contracts, could adversely affect our operating performance and lead to an unexpected loss of revenue. Additionally, our ability to receive timely payments from prime contractors where we act as a subcontractor could affect our operating performance.
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

The U.S. government can terminate or modify any of its contracts with us either for its convenience or if we default by failing to perform under the terms of the applicable contract. A termination could expose us to liability and adversely affect our operating performance and lead to an unexpected loss of revenue.
The nature of our business sometimes requires us to begin new work or extend work under an existing contract at the request of our customer before a formal contract or contract modification has been executed. It is common for our customers to issue change orders or modifications on our contingency operations based contracts because of the dynamic nature of the work performed on these contracts. These change orders or modifications can be more at risk for disagreements or delays that may lead to claims being filed as they take longer to definitize by their very nature. In such situations, we have a long history of successfully obtaining a formal contract or contract modification from our customer; however, work performed in such situations involves some risk that we may be unsuccessful in reaching a final agreement with our customer. In the event we are unsuccessful in reaching an agreement with our customer, we may be required to submit a request for equitable adjustment or a formal claim. These processes can take substantial time and may ultimately be unsuccessful in allowing us to bill and collect any associated fees earned on work performed in such situations, including base fees or award fees, which could result in lower revenue and could have a material effect on our financial condition and results of operations.
Our U.S. government contracts typically have an initial term of one year with multiple option periods, exercisable at the discretion of the U.S. government at previously negotiated prices. The U.S. government is not obligated to exercise any option period under a contract. The U.S. government can unilaterally exercise these option periods even if the terms are unfavorable to us. Furthermore, the U.S. government is typically required to recompete all programs and, therefore, may not automatically renew a contract. In addition, at the time of completion of any of our U.S. government contracts, the contract is frequently required to be re-competed if the U.S. government still requires the services covered by the contract.
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

•
we may encounter expense and delay if our competitors protest or challenge awards of contracts, and any such protest or challenge could result in a requirement to resubmit bids on modified specifications or in the termination, reduction or modification of the awarded contract. Additionally, the protest of contracts awarded to us may result in the delay of program performance and the generation of revenue while the protest is pending; and

•
if we are not given the opportunity to re-compete for U.S. government contracts previously awarded to us, we may incur expenses to protect such decision and ultimately may not succeed in competing for or winning such contract renewal.

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
In particular, if the U.S. government, due to budgetary considerations, fails to sustain the troops in Afghanistan, continues to reduce the DoD Operations and Maintenance budget or reduces funding for DoS initiatives in which we participate, our business, financial condition and results of operations could be adversely affected. Appropriations can also be affected by legislation that addresses larger budgetary issues of the U.S. government. The Budget Control Act of 2011 ("BCA") and its sequestration provisions, have been amended and the appropriations forecasted levels for most federal agencies, including the DoD have increased for fiscal years 2014 and 2015, however, much is still unknown for subsequent years. We anticipate the military branches under the DoD will continue to make cuts to meet the fiscal realities.
While there exists potential challenges that could adversely impact our business on a short term basis, we believe the longer term industry trends will result in continued demand in our target markets for the types of services we provide. We believe that our current sources of liquidity will enable us to continue to perform under our existing contracts and further grow our business, though we cannot ensure that will be the case. A credit crisis could adversely affect our ability to obtain additional liquidity or refinance existing indebtedness on acceptable terms or at all, which could adversely affect our business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for additional discussion regarding liquidity.
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
As of December 31, 2014, we had approximately 13,700 personnel, of which approximately 7,800 are employees of our affiliates. Employees represented by labor unions totaled approximately 2,200. As of December 31, 2014, we had approximately 26 collective bargaining agreements with these unions. The length of these agreements varies, with the longest expiring in March 2018. There can be no assurance that we will not experience labor disruptions associated with the expiration or renegotiation of collective bargaining agreements or otherwise. We could experience a significant disruption of operations and increased operating costs as a result of higher wages or benefits paid to union members, which could adversely affect our operating performance and may result in additional expenses and possible loss of revenue.
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
We have recently experienced a high level of senior management turnover. If we experience loss of our skilled personnel, including members of senior management, it may have an adverse effect on our operations and/or our operating performance.
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
We have experienced, and may experience in the future, changes in our management team. We have also taken measures to reduce our cost structure, including the elimination of a number of executive level and other management positions throughout the Company. Our senior management changes, cost containment measures, as well as the potential for additional changes or activities in the future, may result in disruption of our business or our customer relationships, distract our employees, decrease employee morale and result in failure in meeting operational targets due to the loss of employees. These changes could also make it difficult to retain and hire new talent, increase our expenses in terms of severance payments and facility exit costs, both of which could be significant, expose us to increased risk of legal claims by terminated employees, and harm our reputation. If we are unable to mitigate these or other similar risks, our business, results of operations, and financial condition may be adversely affected.
In addition, we must comply with provisions in U.S. government contracts that require employment of persons with specified work experience and security clearances. An inability to maintain employees with the required security clearances could have a significant impact on our ability to win new business and satisfy our existing contractual obligations, which could adversely affect our operating performance and may result in additional expenses and possible loss of revenue.
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

Goodwill and other intangible assets represent significant assets on our balance sheet and have been significantly impaired and may continue to be impaired.
Goodwill and other intangible assets are significant assets on our balance sheet, with an aggregate balance of $128.9 million and $149.5 million, respectively, as of December 31, 2014. We assess goodwill and other intangible assets with indefinite lives for impairment annually in October and when an event occurs or circumstances change that would suggest a triggering event. If a triggering event is identified, a step one assessment is performed to identify any possible goodwill impairment in the period in which the event is identified. The annual impairment test requires us to determine the fair value of our reporting units in comparison to their carrying values. A decline in the estimated fair value of a reporting unit or asset group could result in a goodwill impairment, and a related non-cash impairment charge against earnings, if estimated fair value for the reporting unit is less than the carrying value of the net assets of the reporting unit.
As we continue to face challenges within the defense industry and declines in our business in the upcoming year, we could experience unforeseen issues which adversely affect the value of our goodwill or intangible assets and trigger an evaluation of the recoverability of the recorded goodwill and intangible assets. Future determinations of significant write-offs of goodwill or intangible assets as a result of an impairment test or any accelerated amortization of other intangible assets could have a negative impact on our results of operations and financial condition. See Note 3 to the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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
As of December 31, 2014, we are highly leveraged with our total indebtedness of approximately $642.3 million. We had $108.1 million available for borrowing under our revolving credit facility, and the terms of the senior secured credit facilities permit us to increase the amount available under our term loan and/or revolving credit facilities by up to $275 million if we are able to obtain loan commitments from banks and satisfy certain other conditions, including our having capacity to incur such indebtedness under the indenture governing our notes.
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

Our interest expense could increase if interest rates increase above the stated LIBOR floor levels in our senior secured credit facilities because the entire amount of the indebtedness under our senior secured credit facilities bears interest at a variable rate. At December 31, 2014, we had approximately $187.3 million aggregate principal amount of variable rate indebtedness under our senior secured credit facilities. A 100 basis point increase over the LIBOR floor levels would increase our annual interest expense by approximately $1.9 million.
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
In addition to the $108.1 million which is available to us for borrowing under our revolving credit facility, the terms of our senior secured credit facilities enable us to increase the amount available under our term loan and/or revolving credit facilities by up to an aggregate of $275 million if we are able to obtain loan commitments from banks and satisfy certain other conditions, including our having capacity to incur such indebtedness under the indenture governing our notes. Additionally, we can take on more debt as long as we meet the covenant levels as stated per the indenture and the credit facility. If new debt is added to our and our subsidiaries' existing debt levels, the related risks that we face would increase. In addition, the agreements governing our debt obligations do not prevent us from incurring obligations that do not constitute indebtedness under those agreements.
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
All of our common stock is indirectly owned by funds and/or managed accounts that are affiliates of Cerberus. As a result, Cerberus is entitled to elect all of our directors, to appoint new management and to approve actions requiring the approval of the holders of our capital stock, including adopting amendments to our certificate of incorporation and approving mergers or sales of substantially all of our assets. We have three executives who are Cerberus Operations and Advisory Company, LLC (“COAC”) employees, who are seconded to us: James E. Geisler, our Interim Chief Executive Officer, Gregory S. Nixon, our Senior Vice President, Chief Administrative Officer and Chief Legal Officer, and George C. Krivo, our Senior Vice President of Business Development.
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
We may compete with, or enter into transactions with, entities in which our controlling stockholder may hold a substantial interest.
Cerberus is in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly and indirectly with us. Corporate opportunities may arise in the area of potential competitive business activities that may be attractive to us as well as to Cerberus or its affiliates, including through potential acquisitions of competing businesses. Competition may intensify if an affiliate or subsidiary of Cerberus were to enter into or possibly acquire a business similar to ours. In the event that such a transaction happens, Cerberus is under no obligation to communicate or offer such corporate opportunity to us, even if such opportunity might reasonably have been expected to be of interest to us or our subsidiaries.
We may make future investments, which would include co-investment or joint venture arrangements with our affiliates. We may also enter into business combinations and/or collaborate with and invest in other firms or entities, including Cerberus. You should consider that the interests of Cerberus may differ from yours in material respects.
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
While there exists potential challenges that could adversely impact our business on a short term basis, we believe the longer term industry trends will result in continued demand in our target markets for the types of services we provide. However, U.S. government defense spending levels are difficult to predict. Significant changes in defense spending, changes in U.S. government priorities, policies and requirements, could have a material adverse effect on our results of operations, financial condition or liquidity.

ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

ITEM 2. PROPERTIES.
We are headquartered in McLean, Virginia with major administrative offices in Fort Worth, Texas. As of December 31, 2014, we leased approximately 31 commercial facilities in 20 countries used in connection with the various services rendered to our customers. Lease expirations range from month-to-month to over ten years. Upon expiration of our leases, we do not anticipate any difficulty in obtaining renewals or alternative space. Many of our current leases are non-cancelable. We do not own any real property.
The following locations represent our primary leased properties as of December 31, 2014:

Location	Description	Segment	Size (sq ft)
Fort Worth, TX	Executive offices - Finance and Administration	Headquarters	218,925
Salalah Port, Oman	Warehouse and storage - WRM II Program	DynLogistics	125,000
McLean, VA	Executive offices - Headquarters	Headquarters	79,035
Coppell, TX	Warehouse - Logistics	Headquarters	64,000
Kabul, Afghanistan	Offices and residence - LOGCAP IV Program	DynLogistics	42,008
Palm Shores, FL	Offices - INL Air Wing Program	DynAviation	27,215
McClellan, CA	Warehouse - California Fire Program	DynAviation	18,800
Dubai, UAE	Executive offices - DIFZ Finance and Administration	Headquarters	18,021
Huntsville, AL	Business office - Aviation Headquarters	DynAviation	13,850
We believe that substantially all of our property and equipment is in good condition, subject to normal use, and that our facilities have sufficient capacity to meet the current and projected needs of our business through calendar year 2015.

ITEM 3. LEGAL PROCEEDINGS.
Information required with respect to this item is set forth in Note 8 to the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Not applicable.

ITEM 6. SELECTED FINANCIAL DATA.
The selected historical consolidated financial data for the years ended December 31, 2014, December 31, 2013, December 31, 2012 , December 30, 2011 and for the period from April 1, 2010 (inception) through December 31, 2010 and for the Predecessor's fiscal quarter ended July 2, 2010 and the fiscal year ended April 2, 2010 is presented in the table below.
This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the consolidated financial statements and related notes thereto, included elsewhere in this Annual Report on Form 10-K.

	Delta Tucker Holdings, Inc.					Predecessor (1)
	For the years ended				For the period from April 1, 2010 (inception) through December 31, 2010	For the fiscal quarter ended	For the fiscal year ended
	December 31, 2014	December 31, 2013	December 31, 2012	December 30, 2011		July 2, 2010	April 2, 2010
(Amounts in thousands)
Results of operations:
Revenue	$2,252,309	$3,287,184	$4,044,275	$3,719,152	$1,696,415	$944,713	$3,572,459
Cost of services	(2,072,865)	(2,987,253)	(3,698,932)	(3,408,842)	(1,547,919)	(856,974)	(3,225,250)
Selling, general and administrative expenses	(146,881)	(149,925)	(149,362)	(149,551)	(78,024)	(38,513)	(106,401)
Merger expenses incurred by Delta Tucker Holdings, Inc.	—	—	—	—	(51,722)	—	—
Depreciation and amortization	(48,582)	(48,628)	(50,260)	(50,773)	(25,776)	(10,263)	(41,639)
Earnings from equity method investees	10,077	4,570	825	12,800	10,337	—	—
Impairment of equity method investment (2)	—	—	—	(76,647)	—	—	—
Impairment of goodwill, intangibles and long lived assets (3)	(214,004)	(312,728)	(50,663)	(33,768)	—	—	—
Operating (loss) income	(219,946)	(206,780)	95,883	12,371	3,311	38,963	199,169
Interest expense	(70,783)	(78,826)	(86,272)	(91,752)	(46,845)	(12,585)	(55,650)
Bridge commitment fee incurred by Delta Tucker Holdings, Inc.	—	—	—	—	(7,963)	—	—
Loss on early extinguishment of debt, net	(1,362)	(703)	(2,094)	(7,267)	—	—	(146)
Interest income	221	157	117	205	420	51	542
Other income (expense), net	3,680	(810)	4,672	6,071	1,872	658	5,194
Benefit (Provision) for income taxes	20,570	37,461	(15,598)	20,941	9,690	(9,279)	(47,035)
Net (loss) income	(267,620)	(249,501)	(3,292)	(59,431)	(39,515)	17,808	102,074
Noncontrolling interests	(2,160)	(4,235)	(5,645)	(2,625)	(1,361)	(5,004)	(24,631)
Net (loss) income attributable to Delta Tucker Holdings, Inc./Predecessor	$(269,780)	$(253,736)	$(8,937)	$(62,056)	$(40,876)	$12,804	$77,443
Cash flow data:
Net cash provided by (used in) operating activities	25,377	137,502	$144,190	$167,986	$(27,089)	$21,723	$90,473
Net cash (used in) provided by investing activities	(4,674)	(7,971)	(12,163)	(3,003)	(878,218)	(2,874)	(88,875)
Net cash (used in) provided by financing activities	(97,544)	(77,461)	(83,457)	(147,315)	957,844	(5,433)	(79,387)
Balance sheet data (end of period):
Cash and cash equivalents	94,004	170,845	118,775	70,205	52,537	135,849	122,433
Total assets	982,487	1,499,921	1,970,716	2,014,421	2,263,355	1,785,899	1,780,894
Total debt	642,272	732,272	782,909	872,909	1,024,212	552,209	552,147
Total (deficit) equity attributable to Delta Tucker Holdings, Inc. / Predecessor	(82,766)	183,785	437,542	447,966	509,758	591,417	577,702
Total (deficit) equity	(77,277)	189,660	445,754	453,152	514,109	596,359	583,524
Other financial data:
Purchases of property and equipment and software (4)	10,343	10,346	8,118	4,887	8,323	2,874	46,046
Backlog (5)	3,331,000	3,980,000	5,278,000	5,745,000	4,782,000	5,171,000	5,571,000

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

(3)
The Company recorded impairment charges of $214.0 million, $312.7 million, $50.7 million and $33.8 million for the years ended December 31, 2014, December 31, 2013, December 31, 2012 and December 30, 2011 respectively. Of the $214.0 million recorded in 2014, $141.5 million was related to goodwill, $1.0 million related to helicopters and $0.2 million related to software. Of the $312.7 million recorded in 2013, $310.3 million was related to goodwill and $2.4 million was related to helicopters. The Company also recorded an impairment charge of $6.1 million for the year ended December 31, 2012 to reduce the value of certain intangibles related to our DynLogistics segment. See Note 3 to Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion.

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
In August 2014, we amended our operating structure by realigning our DynGlobal segment to a business development organization focused on achieving our global growth objectives. DynGlobal will continue as a brand and an initiative to pursue international and commercial business. As a result, DynGlobal resources were redeployed into business development efforts for our two remaining operating and reporting segments: DynAviation and DynLogistics, to identify the highest priority opportunities of the Company, and work to capture those opportunities for operational execution by the two remaining segments. The DynAviation and DynLogistics segments will continue to operate principally within a regulatory environment subject to governmental contracting and accounting requirements, including Federal Acquisition Regulations (“FAR”), Cost Accounting Standards (“CAS”) and audits by various U.S. federal agencies.
As of December 31, 2014, we employed or managed approximately 13,700 personnel, including approximately 7,800 personnel from our affiliates. We operate in approximately 36 countries through approximately 79 active contracts and 118 active task orders.

Current Operating Environment and Outlook
External Factors
After over a decade of unprecedented defense spending to support operations in Iraq and Afghanistan, our industry continues to adapt to a period of reduced funding and budget uncertainty brought about by the convergence of a variety of policy, political and fiscal realities. These budgetary challenges and policy decisions have not occurred in a geopolitical vacuum; instability and on-going and potential conflicts around the globe are driving adjustments to U.S. national security and foreign policy objectives, as well as the funding levels and mechanisms to support necessary policy shifts. External factors influencing the industry include:

•	Adhering to discretionary spending caps mandated by the Budget Control Act of 2011 ("BCA");

•	The ongoing draw-down of U.S. troops in Afghanistan; and

•	Increased instability and challenges to the existing international framework.
While the BCA-mandated spending caps and related sequestration remains in effect, enactment of the Bipartisan Budget Act of 2013 ("BBA") in December 2013 adjusted the caps upward for fiscal years 2014 and 2015. The BBA ensures there will be no sequestration in fiscal year 2015, and while Congress exercised its prerogative to alter and prioritize the President’s budget requests, the topline numbers were well defined and adhered to by the President and Congress. It is important to note, the BBA does not impact or resolve the caps mandated by the BCA in 2016 and beyond.
Specifically, the fiscal year 2015 enacted budget for the Department of Defense ("DoD") is $560.0 billion. The enacted allocations consist of $496.0 billion for the base budget, which is essentially consistent with fiscal year 2014, and $64.0 billion for Overseas Contingency Operations ("OCO") request, which represents a 25% decrease from FY14.
The fiscal year 2015 enacted base budget for Operations and Maintenance ("O&M") accounts for a total of $195.0 billion, with all services noting an increase in O&M funding. We believe the continued focus on O&M activities reflects DoD’s ongoing effort to recapture lost readiness and returning the force to the highest possible levels of preparedness. With regard to fiscal year 2015 OCO O&M, the enacted budget is $51 billion, for a total O&M budget of $246 billion.
As stated above, the reduction in the President’s OCO request was anticipated by us based on the drawdown of troops in Afghanistan. Specifically, the fiscal year 2015 OCO reflects the Administration’s plans to shrink U.S. troops from 37,000 in 2014 to an average of 11,700 in 2015, with a goal of 9,800 by the end of 2015.
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
The fiscal year 2015 OCO budget reflects how the external drivers of the Afghanistan troop drawdown and increased global instability are influencing U.S. national security and national security objectives, as well as the allocation of limited resources to support shifts in policy and priorities. Consequently, senior analysts are predicting that the OCO budget will continue to be robust into the future.
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
While potential challenges exist that could adversely impact our business on a short-term basis, we believe the following longer-term industry trends demonstrate the continued demand for the types of services we provide:

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

Current Business Environment
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
We cannot be certain that the economic environment or other factors will not continue to adversely impact our business, financial condition or results of operations in the future. We believe that our primary sources of liquidity, such as customer collections and the Senior Credit Facility (as defined below), will enable us to continue to perform under our existing contracts and support further growth of our business. However, adverse conditions, such as a long term credit crisis or sequestration, could adversely affect our ability to obtain additional liquidity or refinance existing indebtedness at acceptable terms or at all. See "Item 1A - Risk Factors - Economic conditions could impact our business" for a discussion of the risks associated with current economic conditions.

Notable events for the year ended December 31, 2014 and to date

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

•
In October 2014, DynLogistics announced the award of a contract modification on its War Reserve Materiel contract to provide asset management services. The contract modification is valued at $76.4 million. The award is the sixth option year exercised out of eight initially awarded in 2008, with a total contract value of $540.7 million if all options are exercised.

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

•
In December 2014, DynAviation was awarded a subcontract to Lockheed Martin to support the United States Air Force Future Flexible Acquisition and Sustainment Tool ("F2AST") contract. The award has a ten-month phase-in and base period of performance plus two additional option years and a total potential contract value of $73 million.

•
In January 2015, DynLogistics announced the award of a contract from the United States Army Contracting Command to provide advisory, training and mentoring services to the Afghanistan Ministry of Interior. The contract has a nine-month base period with two, three-month options and a total potential contract value of $52.1 million.

•
In January 2015, DynLogistics announced the award of a contract from the United States Army Contracting Command to provide advisory, training and mentoring services to the Afghanistan Ministry of Defense. The contract has a nine-month base period with two, three-month options and a total potential contract value of $48.6 million.

•
In January 2015, DynAviation announced the award of a task order on a contract from the Naval Air Systems Command to provide aircraft maintenance and logistics support for aircraft assigned to the Naval Strike and Air Warfare Center. The task order has a one-year period of performance and is valued up to $44.5 million. The contract vehicle has a five-year period of performance, cumulatively, with a total potential value of $93.3 million.

•
In January 2015, DynLogistics was awarded a contract from the U.S. Department of State to provide life support services on the Afghanistan Life Support Services ("ALiSS") contract. DI is one of two awardees on the IDIQ contract which has one base year with four, one-year options with a total potential contract value of $540 million.

•
In February 2015, DynAviation announced the award of a contract extension from the California Department of Forestry and Fire Protection ("CAL FIRE") to continue support of its aviation program to help suppress and control wildfires. The contract has a one-year period of performance with a total potential value of $27.8 million.

•
In February 2015, DynAviation was awarded a contract from the United States Army to provide integrated maintenance support services for the Saudi Arabian National Guard ("SANG") Aviation Brigade. The contract has a three-year base period, with two one-year options and a total potential contract value of $127.2 million.

•
In March 2015, DynAviation announced the award of a contract modification to provide aviation maintenance services throughout the TASM-O region under the Army AFM contract. The contract modification has a one-year period of performance for a total value of $56.0 million.

Results of Operations
The results of operations presented are for the years ended December 31, 2014, December 31, 2013, and December 31, 2012.

Delta Tucker Holdings, Inc. Results of Operations for the years ended December 31, 2014, December 31, 2013, and December 31, 2012
The following table sets forth our consolidated statements of operations, both in dollars and as a percentage of revenue, for the years ended December 31, 2014, December 31, 2013, and December 31, 2012:

	For the years ended
	December 31, 2014		December 31, 2013		December 31, 2012
(Amounts in thousands)
Revenue	$2,252,309	100.0%	$3,287,184	100.0%	$4,044,275	100.0%
Cost of services	(2,072,865)	(92.0)%	(2,987,253)	(90.9)%	(3,698,932)	(91.5)%
Selling, general and administrative expenses	(146,881)	(6.5)%	(149,925)	(4.6)%	(149,362)	(3.7)%
Depreciation and amortization expense	(48,582)	(2.2)%	(48,628)	(1.5)%	(50,260)	(1.2)%
Earnings from equity method investees	10,077	0.4%	4,570	0.1%	825	0.1%
Impairment of goodwill, intangibles and long lived assets	(214,004)	(9.5)%	(312,728)	(9.5)%	(50,663)	(1.3)%
Operating (loss) income	(219,946)	(9.8)%	(206,780)	(6.3)%	95,883	2.4%
Interest expense	(70,783)	(3.1)%	(78,826)	(2.4)%	(86,272)	(2.1)%
Loss on early extinguishment of debt	(1,362)	(0.1)%	(703)	—%	(2,094)	(0.1)%
Interest income	221	—%	157	—%	117	—%
Other income (expense), net	3,680	0.2%	(810)	—%	4,672	0.1%
(Loss) income before income taxes	(288,190)	(12.8)%	(286,962)	(8.7)%	12,306	0.3%
Benefit (provision) for income taxes	20,570	0.9%	37,461	1.1%	(15,598)	(0.4)%
Net loss	(267,620)	(11.9)%	(249,501)	(7.6)%	(3,292)	(0.1)%
Noncontrolling interests	(2,160)	(0.1)%	(4,235)	(0.1)%	(5,645)	(0.1)%
Net loss attributable to Delta Tucker Holdings, Inc.	$(269,780)	(12.0)%	$(253,736)	(7.7)%	$(8,937)	(0.2)%
Results of Operations 2014 vs 2013
Revenue — Revenue for the year ended December 31, 2014 was $2,252.3 million, a decrease of $1,034.9 million, or 31.5%, compared to the year ended December 31, 2013. The decrease was primarily driven by the accelerated pace of the drawdown in Afghanistan, which impacted the demand for services under our LOGCAP IV contract and caused reduced training needs under the AMDP and CSTC-A contract; reduced service needs in Iraq for DoS, affecting the INL Air Wing contract as well as the completion of the Worldwide Protective Services ("WPS") contract, and delays in new business awards. See further discussion of our revenue results in the "Results by Segment" section below.
Cost of services — Cost of services are comprised of direct labor, direct material, overhead, subcontractors, travel, supplies and other miscellaneous costs. Cost of services for the year ended December 31, 2014 was $2,072.9 million, a decrease of $914.4 million, or 30.6%, compared to the year ended December 31, 2013. The decrease in Cost of services was primarily driven by a reduction in demand for services, consistent with the decline in revenue, as discussed above. As a percentage of revenue, Cost of services was consistent for the years ended December 31, 2014 and December 31, 2013.
Selling, general and administrative expenses — SG&A primarily relates to functions such as management, legal, financial accounting, contracts and administration, human resources, management information systems, purchasing, and business development. SG&A decreased by $3.0 million, or 2.0%, to $146.9 million during the year ended December 31, 2014 primarily as a result of our continued cost reduction initiatives, partially offset by the costs association with executing these initiatives. SG&A as a percentage of revenue was 6.5% for the year ended December 31, 2014 compared to 4.6% for the year ended December 31, 2013 as a result of the decline in revenue out pacing general and administrative reductions.
Depreciation and amortization — Depreciation and amortization during the year ended December 31, 2014 was $48.6 million, which remained consistent compared to the year ended December 31, 2013.
Earnings from equity method investees — Earnings from equity method investees include our proportionate share of the income of our equity method investees deemed to be operationally integral to our business, such as Partnership for Temporary Housing LLC ("PaTH"), Contingency Response Services LLC ("CRS"), Global Response Services LLC ("GRS") and Global Linguist Solutions ("GLS"). Earnings from operationally integral unconsolidated affiliates for the year ended December 31, 2014 was $10.1 million, an increase of $5.5 million compared to the year ended December 31, 2013. The increase was primarily as a result of equity method income recognized upon the receipt of a $9.6 million distribution from GLS related to the finalization of Form 1s in February 2014 allowing GLS to submit previous invoices for recovery.
Impairment of goodwill, intangibles and long lived assets — Impairment for the years ended December 31, 2014 and December 31, 2013 was $214.0 million and $312.7 million, respectively primarily due to the $164.9 million impairment of goodwill, $33.4 million impairment of customer-relationship intangibles and $14.5 million impairment of indefinite-lived tradename. See Note 3 to the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion.

Interest expense — Interest expense for the year ended December 31, 2014 was $70.8 million, a decrease of $8.0 million, or 10.2%, compared to the year ended December 31, 2013. The decrease is the result of the continual reduction of the principal balance of our Term Loan as a result of principal prepayments of $90.0 million during the year ended December 31, 2014 and $50.0 million during the year ended December 31, 2013.
Loss on early extinguishment of debt — Loss on early extinguishment of debt of $1.4 million and $0.7 million for the years ended December 31, 2014 and December 31, 2013, respectively, was attributable to principal prepayments on our Term Loan totaling $90.0 million and $50.0 million, respectively. Deferred financing costs associated with the additional prepayment were expensed and recorded to Loss on early extinguishment of debt.
Other income (expense), net — Other income (expense) for the year ended December 31, 2014 was $3.7 million, an increase of $4.5 million compared to the year ended December 31, 2013, primarily as a result of income recognized upon the sale of a helicopter as well as earnings recognized from Babcock DynCorp Limited ("Babcock") and gains/losses from foreign currency and asset sales.
Income taxes — Our effective tax rate consists of federal and state statutory rates, certain permanent differences and discrete items. The effective tax rate for the year ended December 31, 2014 was 7.1%, as compared to 13.1% for the year ended December 31, 2013. The effective tax rate for the year ended December 31, 2014 was driven primarily by the impact of the goodwill impairment and our valuation allowance taken during the year ended December 31, 2014. See Note 4 to the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion of income taxes.
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
Income taxes — Our effective tax rate consists of federal and state statutory rates, certain permanent differences and discrete items. The effective tax rate for the year ended December 31, 2013 was 13.1%, as compared to 126.75% for the year ended December 31, 2012. The effective tax rate for the year ended December 31, 2013 was driven primarily by the impact of the goodwill impairment as it relates to the pretax book loss compared to pretax book income in the prior year. See Note 4 to the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion of income taxes.

Results by Segment
The following tables set forth the revenue, both in dollars and as a percentage of our consolidated revenue, operating income and operating margin for our operating segments for the years ended December 31, 2014, December 31, 2013, and December 31, 2012. See Note 11 to the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion.

	For the years ended
	December 31, 2014		December 31, 2013		December 31, 2012

(Amounts in thousands)	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue
DynAviation (1)	$1,204,417	53.5%	$1,373,635	41.8%	$1,338,514	33.1%
DynLogistics (1)	1,045,200	46.4%	1,920,715	58.4%	2,709,469	67.0%
Headquarters / Other (2)	2,692	0.1%	(7,166)	(0.2)%	(3,708)	(0.1)%
Consolidated revenue	$2,252,309	100.0%	$3,287,184	100.0%	$4,044,275	100.0%

	Operating Loss	Loss Margin	Operating Income (Loss)	Profit (Loss) Margin	Operating Income (Loss)	Profit Margin
DynAviation (1)	$(61,501)	(5.1)%	$(194,701)	(14.2)%	$105,327	7.9%
DynLogistics (1)	(67,097)	(6.4)%	36,243	1.9%	48,941	1.8%
Headquarters / Other (3)	(91,348)		(48,322)		(58,385)
Consolidated operating (loss) / income	$(219,946)		$(206,780)		$95,883

(1)
DynGlobal revenue and operating loss for the years ended December 31, 2014 and December 31, 2013 is included within DynAviation and DynLogistics due to the amended organizational structure. See Note 3 to the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion of our organizational structure.

(2)	Represents revenue earned on shared service arrangements for general and administrative services provided to unconsolidated joint ventures and elimination of intercompany items between segments.

(3)
Headquarters operating loss primarily relates to amortization of intangible assets and other costs that are not allocated to segments and are not billable to our U.S. government customers, partially offset by equity method investee income.

Results by Segment 2014 vs 2013
DynAviation
Revenue of $1,204.4 million decreased $169.2 million, or 12.3%, for the year ended December 31, 2014 compared to the year ended December 31, 2013. The change was primarily as a result of the decrease in demand resulting from the de-scoping of the INL-Air Wing program in Iraq in addition to a reduction in volume of certain task orders under the CFT and CNTPO programs, and the completion of the G222 and Columbus Support Division contracts. The decrease in revenue was partially offset by the MAISR program. Challenges to future revenue growth as a result of an increasingly competitive environment and delays in the government procurement environment could result in continued declines within the DynAviation segment.
Operating loss of $61.5 million for the year ended December 31, 2014 compared to the operating loss of $194.7 million for the year ended December 31, 2013 was primarily as a result of the goodwill impairment charge of $74.1 million on our goodwill associated with our Aviation and Air Wing reporting units, decrease in revenue discussed above, additional contract loss recorded during the third quarter of 2014 on a U.S. Air Force contract as we continue to see delays in resolving the contract dispute, and a change in contract mix on the TASM task order, moving under the AFM contract vehicle. See Note 3 to the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion of the impairment. Operating loss as a percentage of revenue decreased to 5.1% for the year ended December 31, 2014 as compared to 14.2% for the year ended December 31, 2013.
In January 2015, the DoS issued a letter notifying us that our proposal on the recompete related to the INL Air Wing program was outside of the competitive range and would not be considered further for award. We requested and received a pre-award debriefing of the DoS' evaluation. We filed a protest with the U.S. Government Accountability Office (the "GAO") to challenge the decision by the DoS. In response to our protest, the DoS notified the GAO that is will take corrective action which will include a reconsideration of its evaluations of the recompete proposals, and a determination of whether discussions are necessary and, if so, it will make a new competitive range decision. The evaluation process is still underway and DoS has yet to award any part of the contract recompete. See Note 3 to the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion.

DynLogistics
Revenue of $1,045.2 million decreased $875.5 million, or 45.6%, for the year ended December 31, 2014 compared to the year ended December 31, 2013 primarily as a result of reductions in manning, materials and other direct costs under the AOR task order under the LOGCAP IV program. We are currently in negotiations with the LOGCAP IV customer to finalize our fee related to undefinitized work performed on LOGCAP IV. We are working with our customer to complete the contract actions that will allow us to bill and collect our receivables. If we cannot reach an agreement with the customer, we believe we have other avenues to pursue resolution, including the claims process. Additionally, revenue was impacted by de-scoping on the AMDP and CSTC-A contracts, lower volume on the CivPol task orders, as well as, the completion of the WPS program in Iraq. This decline was partially offset by revenue from programs including AFRICAP, the WRM II program, and the new task order for the Criminal Justice Program Support ("CJPS") in Haiti. As efforts in Afghanistan continue to decline and with the continued pressure on U.S. defense budgets, we expect our revenue for the DynLogistics segment to continue to decline in 2015.
Operating loss for the year ended December 31, 2014 was $67.1 million compared to operating income for the year ended December 31, 2013 of $36.2 million primarily due to the impairment charge of $90.7 million on our goodwill associated with our LSS reporting unit and declines in revenue as discussed above. See Note 3 to the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report on Form 10-K further discussion of these impairments.
Results by Segment 2013 vs 2012
DynAviation
Revenue of $1,373.6 million increased $35.1 million, or 2.6%, for the year ended December 31, 2013 compared to the year ended December 31, 2012. The change was primarily the result of operations under new programs, including the National Aeronautics and Space Administration ("NASA") AMOS and T-6 COMBS contracts, as well as operations under new task orders awarded under the CFT program, including the 160th SOAR-A task order. Additionally, an increase in manning levels under the Theater Aviation Sustainment Management - Europe ("TASM-E") CFT task order, as well as increased demand under our Saudi Arabia programs contributed to the overall increase in revenue. These increases were partially offset by the reduction in demand under the INL-Air Wing program in Iraq and the decrease in volume as well as the cancellation or completion of certain other contracts.
Operating loss of $194.7 million for the year ended December 31, 2013 compared to the operating income of $105.3 million for the year ended December 31, 2012 was primarily the result of the impact of a goodwill impairment charge to the Air Operations reporting unit for the year ended December 31, 2013 as a result of declines in projected revenues for future years. See Note 3 to the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion of the impairment. Additionally, we incurred cost to expand Heliworks, Inc. and recorded an unfavorable adjustment related to a customer contract dispute. Operating loss as a percentage of revenue decreased to 14.2% for the year ended December 31, 2013 as compared to 7.9% for the year ended December 31, 2012.
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
Operating income of $36.2 million decreased $12.7 million, or 25.9%, for the year ended December 31, 2013 compared to the year ended December 31, 2012 primarily as a result of the decline in revenue discussed above. The decline in operating income was partially offset by an increase in vehicle deliveries under the Palestinian Security Sector task order under the CivPol contract coupled with operations under the EPSS contract performing at higher margins than the overall contract mix in the prior year. Operating income was impacted in both comparable periods by goodwill impairments recorded for the Intelligence & Security and the Training & Mentoring reporting units, respectively. See Note 3 to the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion of these impairments.

LIQUIDITY AND CAPITAL RESOURCES
Cash generated by operations and borrowings available under our Senior Secured Credit Facility ("Senior Credit Facility") are our primary sources of short-term liquidity (refer to Note 7 to the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more detail). We believe our cash flow from operations and our available borrowings will be adequate to meet our liquidity needs for the next twelve months. However, our cash flow from operations is heavily dependent upon billing and collection of our accounts receivable and access to our Revolver is dependent upon our meeting financial and non-financial covenants. At different periods throughout 2014, we have seen delays and other disruptions in the ability of our customers to make timely payments on our accounts receivable. Significant changes, such as a future government shutdown, further cuts mandated by sequestration or any other limitations in collections, significant future losses on any of our contracts or loss of our ability to access our Revolver, could materially impact liquidity and our ability to fund our working capital needs. Failure to meet covenant obligations could result in elimination of access to our Senior Credit Facility or other remedies by our Agent, such as the acceleration of our debt, which would materially affect our future expansion strategies and our ability to meet our operational obligations. See further discussion of our covenants in the Financing section below.
Our primary use of short-term liquidity includes debt service and working capital needs sufficient to pay for materials, labor, services and subcontractors prior to receiving payments from our customers. There can be no assurance that sufficient capital will continue to be available in the future or that we will be able to refinance our Senior Credit Facility at terms acceptable to us prior to its maturity in 2016. Although we operate internationally, virtually all of our cash is held by either U.S. entities or by foreign entities which are structured as pass through entities. As a result, we do not have significant risk associated with our ability to repatriate cash.
Management believes Days Sales Outstanding ("DSO") is an appropriate way to measure our billing and collections effectiveness. DSO measures the efficiency in collecting our receivables as of the period end date and is calculated based on average daily revenue for the most recent quarter and accounts receivable, net of customer advances, as of the balance sheet date. As of December 31, 2014 and December 31, 2013, DSO was 80 days compared to 69 days, primarily due to decline in revenue as well as timing of payment cycles relative to our year end by certain customers, including one prime contractor which has yet to pay the Company a portion of the receivable on a recently ended contract as well as fee receivable on undefinitized work related to our LOGCAP IV contract.
We will continue to focus on working capital management and growth in our business as we approach the maturity of our Senior Credit Facility on July 7, 2016. We expect cash to continue to be impacted by operational working capital needs, potential acquisitions and interest payments on the Senior Credit Facility and the Senior Unsecured Notes. Interest payments on the Senior Credit Facility are expected to be lower during calendar year 2015 as a result of the $90.0 million and $50.0 million in principal prepayments made during the years ended December 31, 2014 and December 31, 2013, respectively.

Cash Flow Analysis
The following table sets forth cash flow data for the periods indicated therein:

	For the years ended
(Amounts in thousands)	December 31, 2014	December 31, 2013	December 31, 2012
Net cash provided by operating activities	$25,377	$137,502	$144,190
Net cash used in investing activities	(4,674)	(7,971)	(12,163)
Net cash used in financing activities	(97,544)	(77,461)	(83,457)
Cash Flows - December 31, 2014 vs December 31, 2013
Operating Activities
Cash provided by operating activities during the year ended December 31, 2014 was $25.4 million as compared to cash provided by operating activities of $137.5 million during the year ended December 31, 2013. Cash provided by operations for the year ended December 31, 2014 was impacted by our net loss position excluding the impact of impairments, our change in working capital and by dividends received from equity method investees. Cash provided by operations for the year ended December 31, 2013 was the result of positive earnings before interest, taxes and depreciation & amortization ("EBITDA"), excluding the impact of impairment, coupled with working capital improvements resulting from the collection of accounts receivable partially offset by the utilization of prepaid expenses and cash expended to reduce accounts payable.
 Investing Activities
Cash used in investing activities during the year ended December 31, 2014 was $4.7 million as compared to cash used in investing activities during the year ended December 31, 2013 of $8.0 million. Cash used in investing activities during the year ended December 31, 2014 was primarily due to the purchase of fixed assets and the investment in software partially offset by the return of capital from our Babcock joint venture. Cash used in investing activities during the year ended December 31, 2013 was primarily due to the purchase of fixed assets and the investment in software partially offset by the return of capital from our Babcock and CRS joint ventures.

Financing Activities
Cash used in financing activities during the year ended December 31, 2014 was $97.5 million compared to $77.5 million of cash used in financing activities during the year ended December 31, 2013. Cash used in financing activities during the year ended December 31, 2014 was primarily the result the $90.0 million prepayment on the Term Loan as well as payments related to financed insurance. Cash used in financing activities during the year ended December 31, 2013 was primarily the result of payments related to financed insurance and a $50.0 million prepayment on the Term Loan.
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

Financing
Long-term debt consisted of the following:

	Delta Tucker Holdings, Inc.
	December 31, 2014	December 31, 2013
(Amounts in thousands)
Term loan	$187,272	$277,272
10.375% senior unsecured notes	455,000	455,000
Total long-term debt	$642,272	$732,272
In connection with the Merger on July 7, 2010, substantially all of DynCorp International's debt outstanding as of April 2, 2010 was repaid and replaced with new debt described below. The pre-Merger 9.5% Senior subordinated notes of $0.6 million matured and were paid in full on February 15, 2013. Due to principal prepayments made on our Term Loan in 2011, we have satisfied our responsibility to make quarterly principal payments through July 7, 2016.
The weighted-average interest rate as of December 31, 2014 and December 31, 2013 for our debt was 9.2% and 8.8%, respectively, excluding the impact of deferred financing fees. There were no interest rate hedges in place during the years ended December 31, 2014 and December 31, 2013.
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
The Senior Credit Facility is secured by substantially all of our assets and is guaranteed by substantially all of our subsidiaries. As of December 31, 2014, the Senior Credit Facility provided for a $187.3 million term loan facility ("Term Loan") and a $144.8 million Revolver, which includes a $100.0 million letter of credit subfacility. As of December 31, 2014 and December 31, 2013, the available borrowing capacity under the Senior Credit Facility was approximately $108.1 million and $144.6 million, respectively, which allows for up to $36.7 million and $36.4 million in additional letters of credit, respectively. The maturity date on the Term Loan and Revolver is July 7, 2016. Amounts borrowed under our Revolver were used to fund operations. Refer to Note 7 further discussion of the Senior Credit Facility.
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
As of December 31, 2014 and December 31, 2013, the applicable interest rates for outstanding balances under our Term Loan were 6.25% and 6.25%, respectively.
Interest Rates on Letter of Credit Subfacility and Unused Commitment Fees
The letter of credit subfacility bears interest at the applicable margin for Eurocurrency Rate loans, which ranges from 4.0% to 4.5%. The unused commitment fee on our Revolver ranges from 0.50% to 0.75% depending on the Secured Leverage Ratio, as defined in the Senior Credit Facility. Interest payments on both the letter of credit subfacility and unused commitments are payable quarterly in arrears. As of December 31, 2014 and December 31, 2013 the applicable interest rates for our letter of credit subfacility and our interest rates for our unused commitment fees were 4.00% and 4.25% and 0.50% and 0.50%, respectively, for both periods. All of our letters of credit are also subject to a 0.25% fronting fee.
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
During the years ended December 31, 2014 and December 31, 2013, we made principal payments of $90.0 million and $50.0 million, respectively on the Term Loan facility. Pursuant to our Term Loan facility quarterly principal payments are required, however, the principal prepayments made in 2011 were applied to the future scheduled maturities and satisfied our responsibility to make quarterly principal payments through July 7, 2016.
Deferred financing costs of $1.4 million and $0.7 million, related to the various principal payments, were expensed and included in Loss on early extinguishment of debt in our consolidated statement of operations for the years ended December 31, 2014 and December 31, 2013, respectively. There were no penalties associated with the prepayments.
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

Effective with the Fourth Amendment, the maximum total leverage ratios are set forth below as follows:

Period Ending	Total Leverage Ratio
December 31, 2014	5.55 to 1.0
March 27, 2015	6.65 to 1.0
June 26, 2015	7.70 to 1.0
September 25, 2015	8.10 to 1.0
December 31, 2015	7.75 to 1.0
March 25, 2016	7.60 to 1.0
June 24, 2016	6.90 to 1.0
June 25, 2016 and thereafter	6.60 to 1.0
The interest coverage ratio is the ratio of Consolidated EBITDA to Consolidated Interest Expense, as defined in the Senior Credit Facility. Effective with the Fourth Amendment, the interest coverage ratios are set forth below as follows:

Period Ending	Interest Coverage Ratio
December 31, 2014	1.05 to 1.0
March 25, 2016	1.15 to 1.0
June 24, 2016	1.20 to 1.0
June 25, 2016 and thereafter	1.30 to 1.0

For the years ended December 31, 2014 and December 31, 2013 we were in compliance with our financial maintenance covenants. Our requirement to be in compliance with the financial maintenance covenants for the three month period ended September 26, 2014 was waived per the Fourth Amendment and as such we are in compliance with the terms of our Senior Credit Facility.
The fair value of our borrowings under our Senior Credit Facility approximates 99.3% and 100.5% of the carrying amount based on quoted values as of December 31, 2014 and December 31, 2013, respectively.
In the event we fail to comply with the covenants specified in the Senior Credit Facility and the Indenture governing our Senior Unsecured Notes, we may be in default.
Senior Unsecured Notes
On July 7, 2010, DynCorp International completed an offering of $455 million in aggregate principal of 10.375% senior unsecured notes (the "Senior Unsecured Notes"). The initial purchasers were Bank of America Securities LLC, Citigroup Global Markets Inc., Barclays Capital Inc. and Deutsche Bank Securities Inc. The Senior Unsecured Notes were issued under an indenture dated July 7, 2010 (the "Indenture"), by and among us, the guarantors party thereto (the "Guarantors"), including DynCorp International, and Wilmington Trust FSB, as trustee. The Senior Unsecured Notes mature on July 1, 2017. Interest on the Senior Unsecured Notes commenced on January 1, 2011 and is payable on January 1 and July 1 of each year. The balance of our Senior Unsecured Notes was $455.0 million as of both December 31, 2014 and December 31, 2013.
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

We can redeem the Senior Unsecured Notes, in whole or in part, at defined call prices, plus accrued interest through the redemption date. The Indenture requires us to repurchase the Senior Unsecured Notes at defined prices in the event of certain specified triggering events, including certain asset sales and change of control events. The fair value of the Senior Unsecured Notes is based on their quoted market value. As of December 31, 2014 and December 31, 2013, the quoted market value of the Senior Unsecured Notes was approximately 82.0% and 103.0%, respectively, of stated value.
We or our affiliates may, from time to time, purchase our Senior Unsecured Notes. Any such future purchases may be made through open market or privately negotiated transactions with third parties or pursuant to one or more tender or exchange offers or otherwise, upon such terms and at such prices as we or any such affiliates may determine.

Contractual Commitments
The following table represents our contractual commitments associated with our debt and other obligations as of December 31, 2014:

	Calendar Years (1)
(Amounts in thousands)	2015	2016	2017	2018	2019	Thereafter	Total
Term Loan (2)	$—	$187,272	$—	$—	$—	$—	$187,272
Senior Unsecured Notes	—	—	455,000	—	—	—	455,000
Interest on indebtedness (3)	59,073	53,351	23,603	—	—	—	136,027
Operating leases (4)	30,515	15,225	12,474	9,060	4,225	13,911	85,410
Liability on uncertain tax positions(5)	7,999	—	—	—	—	—	7,999
Total contractual obligations	$97,587	$255,848	$491,077	$9,060	$4,225	$13,911	$871,708

(1)	As of December 31, 2014, there were no amounts outstanding under our Revolver.

(2)
Due to principal prepayments made on our Term Loan during the year ended December 30, 2011, we have satisfied our responsibility to make quarterly principal payments through July 7, 2016. Amounts above exclude such future mandatory principal payments due to excess cash flow requirements. See Note 7 to the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion of the payments.

(3)
Represents interest expense calculated using interest rates of: (i) 10.375% for our Senior Unsecured Notes, (ii) 6.25% for our Term Loan, (iii) 4.00% for our Letters of Credit currently outstanding and (iv) 0.75% for the unused borrowing capacity available under our Revolver.

(4)	For additional information about our operating leases, see Note 8 to the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(5)
Represents the estimated payments related to the unrecognized tax benefits for the respective year. See Note 4 to the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion.

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

	Delta Tucker Holdings, Inc.
	For the years ended
	December 31, 2014	December 31, 2013	December 31, 2012

(Amount in thousands)	(unaudited)
Net loss attributable to Delta Tucker Holdings, Inc.	$(269,780)	$(253,736)	$(8,937)
(Benefit) Provision for income tax	(20,570)	(37,461)	15,598
Interest expense, net of interest income	70,562	78,669	86,155
Depreciation and amortization(1)	49,707	50,279	51,814
EBITDA	(170,081)	(162,249)	144,630
Non-recurring or unusual gains or losses or income or expenses and non-cash impairments (2)	255,613	323,930	54,354
Employee non-cash compensation, severance, and retention expense (3)	9,531	6,444	1,381
Management fees (4)	2,415	1,899	1,075
Acquisition accounting items (5)	2,263	(4,146)	(4,195)
Annualized operational efficiencies (6)	8,828	11,798	—
Other (7)	447	2,779	(975)
Adjusted EBITDA	$109,016	$180,455	$196,270

(1)
Amount includes certain depreciation and amortization amounts which are classified as Cost of services in the consolidated statements of operations of Delta Tucker Holdings, Inc. included elsewhere in this Annual Report on Form 10-K.

(2)
Includes the impairment of goodwill within the LSS, Aviation and Air Wing reporting units, the impairment of customer-relationship intangibles and indefinite-lived tradename, a one-time charge related to a certain contract of $35 million as defined in the Fourth Amendment to the Senior Credit Facility, as well as certain unusual income and expense items, as defined in the Indenture and Senior Credit Facility. See Note 3 and Note 7 to the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(3)	Includes post-employment benefit expense related to severance in accordance with ASC 712 - Compensation, relocation expenses and share based compensation expense.

(4)	Amount includes Cerberus Operations and Advisory Company management fees.

(5)	Includes costs incurred pursuant to ASC 805 - Business Combination.

(6)
Represents a defined EBITDA adjustment under our debt agreements for the amount of cost savings, operating expense reductions and synergies projected as a result of specified actions taken or with respect to which substantial steps have been taken during the period.

(7)	Includes changes due to fluctuations in foreign exchange rates, earnings from affiliates not received in cash and other immaterial items.

Off-Balance Sheet Arrangements
As of December 31, 2014, we did not have any material off-balance sheet arrangements as defined under SEC rules.
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
We expense pre-contract costs as incurred for an anticipated contract until the contract is awarded. Throughout the life of the contract, indirect costs, including general and administrative costs, are expensed as incurred. Management regularly reviews project profitability and underlying estimates, including total cost to complete a project. For each project, estimates for total project costs are based on such factors as a project's contractual requirements and management's assessment of current and future pricing, economic conditions, political conditions and site conditions. Estimates can be impacted by such factors as additional requirements from our customers, a change in labor markets impacting the availability or cost of a skilled workforce, regulatory changes both domestically and internationally, political unrest or security issues at project locations. Revisions to estimates are reflected in our results of operations as changes in accounting estimates in the periods in which the facts that give rise to the revisions become known by management. See aggregate changes in contract estimates in Note 1 to the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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
In evaluating the realizability of our deferred tax assets, we assess the need for any related valuation allowances or adjust the amount of any allowances, if necessary. Valuation allowances are recognized to reduce the carrying value of deferred tax assets to amounts that we expect are more-likely-than-not to be realized. We assess both positive and negative evidence including the existence of a three year cumulative loss, forecast of future taxable income, and available tax planning strategies that could be implemented to realize the net deferred tax assets in determining the need for or sufficiency of a valuation allowance. Failure to achieve forecasted taxable income in the applicable tax jurisdictions could affect the ultimate realization of deferred tax assets and could result in an increase in our effective tax rate on future earnings. Implementation of different tax structures in certain jurisdictions could also impact the need for certain valuation allowances.
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

Valuation of Goodwill, Other Intangible Assets and Long-Lived Assets
In accordance with ASC 350-20 - Intangibles - Goodwill and Other, we evaluate goodwill and other intangible assets for impairment annually and when an event occurs or circumstances change to suggest that the carrying value may not be recoverable. We perform our annual goodwill impairment test each October of our calendar year. We also assess goodwill at the end of a quarter if a triggering event occurs. In determining whether an interim triggering event has occurred, management monitors (i) the actual performance of the business relative to the fair value assumptions used during our annual goodwill impairment test, (ii) and significant changes to future expectations.
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
Determining the fair value of a reporting unit or an indefinite-lived intangible asset involves judgment and the use of significant estimates and assumptions, particularly related to future operating results and cash flows. These estimates and assumptions include, but are not limited to, revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and identification of appropriate market comparable data. Preparation of forecasts and the selection of the discount rate involve significant judgments that we base primarily on existing firm orders, expected future orders, and general market conditions. Significant changes in these forecasts, the discount rate selected, or the weighting of the income and market approach could affect the estimated fair value of one or more of our reporting units and could result in a goodwill and other intangible assets impairment charge in a future period.
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
Impairment losses for indefinite-lived intangible assets are recognized whenever the estimated fair value is less than the carrying value. Fair values are calculated for trademarks using a "relief from royalty" method, which estimates the fair value of a trademark by determining the present value of estimated royalty payments that are avoided as a result of owning the trademark. This method includes judgmental assumptions about revenue growth, an appropriate royalty rate, and discount rates that have a significant impact on the fair value and are substantially consistent with the assumptions used to determine the fair value of our reporting units discussed above.
The recoverability of long-lived assets, including property, plant and equipment and finite-lived intangible assets, is reviewed when indicators of potential impairments are present. The recoverable value is based upon an assessment of the estimated future cash flows related to those assets, utilizing assumptions similar to those for goodwill. Additional considerations related to our long-lived assets include expected maintenance and improvements, changes in expected uses and ongoing operating performance and utilization. An impairment loss is recognized if the asset value is not determined to be recoverable. See Note 3 for further discussion.
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
Interest Rate Risk
We have interest rate risk primarily related to changes in interest rates on our variable rate debt. We manage our exposure to movements in interest rates through the use of a combination of fixed and variable rate debt. As of December 31, 2014, we had 70.8% of our debt at a fixed rate and 29.2% at a variable rate. Our 10.375% senior notes represent our fixed rate debt, which totaled $455 million as of December 31, 2014. Our Term Loan and Revolver represent our variable rate debt. As of December 31, 2014, the balance of our Term Loan was $187.3 million and we had no borrowings under the Revolver. Borrowings under our variable rate debt bear interest, based on our option, at a rate per annum equal to LIBOR, plus the applicable rate or the Base Rate plus the applicable rate. Both the Term Loan and the Revolver have an interest rate floor of 1.75% for LIBOR borrowings and 2.75% for Base Rate borrowings. The Term Loan interest rate at December 31, 2014 was made up of a 4.50% fixed applicable rate plus a 1.75% floor totaling 6.25%. If LIBOR increases over 1.75% and we continue to have no outstanding Revolver borrowings, each 25 basis point increase would result in $0.5 million in additional interest expense annually. See Note 7 to the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Foreign Currency Exchange Rate Risk
We are exposed to changes in foreign currency rates. At present, we do not utilize any derivative instruments to manage risk associated with foreign currency exchange rate fluctuations. The functional currency of certain foreign operations is the local currency. Accordingly, these foreign entities translate assets and liabilities from their local currencies to U.S. dollars using year-end exchange rates, while income and expense accounts are translated at the average rates in effect during the year. The resulting translation adjustment is recorded in Accumulated other comprehensive (loss) income. Our foreign currency transactions were not material for the years ended December 31, 2014 and December 31, 2013, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholder of
Delta Tucker Holdings, Inc.
McLean, Virginia

We have audited the accompanying consolidated balance sheets of Delta Tucker Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2014 and December 31, 2013, and the related consolidated statements of operations, comprehensive loss, cash flows, and equity (deficit) for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Delta Tucker Holdings, Inc. and subsidiaries as of December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Fort Worth, Texas
March 31, 2015

DELTA TUCKER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended
	December 31, 2014	December 31, 2013	December 31, 2012
(Amounts in thousands)
Revenue	$2,252,309	$3,287,184	$4,044,275
Cost of services	(2,072,865)	(2,987,253)	(3,698,932)
Selling, general and administrative expenses	(146,881)	(149,925)	(149,362)
Depreciation and amortization expense	(48,582)	(48,628)	(50,260)
Earnings from equity method investees	10,077	4,570	825
Impairment of goodwill, intangibles and long lived assets	(214,004)	(312,728)	(50,663)
Operating (loss) income	(219,946)	(206,780)	95,883
Interest expense	(70,783)	(78,826)	(86,272)
Loss on early extinguishment of debt	(1,362)	(703)	(2,094)
Interest income	221	157	117
Other income (expense), net	3,680	(810)	4,672
(Loss) income before income taxes	(288,190)	(286,962)	12,306
Benefit (provision) for income taxes	20,570	37,461	(15,598)
Net loss	(267,620)	(249,501)	(3,292)
Noncontrolling interests	(2,160)	(4,235)	(5,645)
Net loss attributable to Delta Tucker Holdings, Inc.	$(269,780)	$(253,736)	$(8,937)
See notes to consolidated financial statements

DELTA TUCKER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the years ended
	December 31, 2014	December 31, 2013	December 31, 2012
(Amounts in thousands)
Net loss	$(267,620)	$(249,501)	$(3,292)
Other comprehensive (loss), net of tax:
Foreign currency translation adjustment	(131)	(437)	225
Other comprehensive (loss) income , before tax	(131)	(437)	225
Income tax (expense) benefit related to items of other comprehensive income	47	157	(83)
Other comprehensive (loss) income	(84)	(280)	142
Comprehensive loss	(267,704)	(249,781)	(3,150)
Comprehensive loss attributable to noncontrolling interests	(2,160)	(4,235)	(5,645)
Comprehensive loss attributable to Delta Tucker Holdings, Inc.	$(269,864)	$(254,016)	$(8,795)
See notes to consolidated financial statements

DELTA TUCKER HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	As of
	December 31, 2014	December 31, 2013
(Amounts in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$94,004	$170,845
Restricted cash	707	1,659
Accounts receivable, net of allowances of $4,736 and $1,621, respectively	448,496	577,136
Prepaid expenses and other current assets	74,200	124,510
Total current assets	617,407	874,150
Long-term restricted cash	952	—
Property and equipment, net	23,786	24,120
Goodwill	128,888	293,767
Tradenames, net	28,762	43,464
Other intangibles, net	149,480	225,239
Long-term deferred taxes	5,696	—
Other assets, net	27,516	39,181
Total assets	$982,487	$1,499,921
LIABILITIES
Current liabilities:
Accounts payable	$146,546	$193,146
Accrued payroll and employee costs	93,707	114,334
Deferred income taxes	31,477	30,965
Accrued liabilities	130,026	200,533
Income taxes payable	4,424	14,020
Total current liabilities	406,180	552,998
Long-term debt	642,272	732,272
Long-term deferred taxes	—	17,359
Other long-term liabilities	11,312	7,632
Total liabilities	1,059,764	1,310,261
EQUITY
Common stock, $0.01 par value – 1,000 shares authorized and 100 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively.	—	—
Additional paid-in capital	552,894	549,581
Accumulated deficit	(635,379)	(365,599)
Accumulated other comprehensive loss	(281)	(197)
Total (deficit) equity attributable to Delta Tucker Holdings, Inc.	(82,766)	183,785
Noncontrolling interests	5,489	5,875
Total (deficit) equity	(77,277)	189,660

Total liabilities and (deficit) equity	$982,487	$1,499,921
See notes to consolidated financial statements

DELTA TUCKER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended
	December 31, 2014	December 31, 2013	December 31, 2012
(Amounts in thousands)
Cash flows from operating activities
Net loss	$(267,620)	$(249,501)	$(3,292)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	49,707	50,279	51,814
Amortization of deferred loan costs	6,129	6,827	7,698
Allowance for losses on accounts receivable	3,182	465	(112)
Loss on early extinguishment of debt, net	1,362	703	2,094
Loss on impairment of goodwill, intangibles and long-lived assets	214,004	312,728	50,663
Earnings from equity method investees	(12,368)	(3,737)	(4,767)
Distributions from equity method investees	9,739	7,569	3,438
Deferred income taxes	(22,650)	(61,538)	8,611
Stock based compensation	3,184	490	—
Other	275	(368)	(4,583)
Changes in assets and liabilities:
Restricted cash	—	—	9,114
Accounts receivable	125,458	203,012	(26,143)
Prepaid expenses and other current assets	40,650	(41,656)	2,826
Accounts payable and accrued liabilities	(124,964)	(91,328)	40,201
Income taxes payable	(711)	3,557	6,628
Net cash provided by operating activities	25,377	137,502	144,190
Cash flows from investing activities
Purchase of property and equipment, net	(8,712)	(7,628)	(5,528)
Proceeds from sale of property, plant, and equipment	44	182	25
Heliworks acquisition, net of cash acquired	—	—	(11,746)
Purchase of software	(1,631)	(2,718)	(2,590)
Return of capital from equity method investees	5,625	2,223	9,154
Contributions to equity method investees	—	(30)	(1,478)
Net cash used in investing activities	(4,674)	(7,971)	(12,163)
Cash flows from financing activities
Borrowings on long-term debt	118,000	745,900	325,000
Payments on long-term debt	(208,000)	(796,537)	(415,000)
Payments of deferred financing cost	(1,740)	(2,139)	—
Borrowings under other financing arrangements	20,214	9,431	62,580
Payments under other financing arrangements	(24,321)	(29,734)	(53,918)
Payment of dividends to noncontrolling interests	(1,697)	(4,382)	(2,119)
Net cash used in financing activities	(97,544)	(77,461)	(83,457)
Net (decrease) increase in cash and cash equivalents	(76,841)	52,070	48,570
Cash and cash equivalents, beginning of period	170,845	118,775	70,205
Cash and cash equivalents, end of period	$94,004	$170,845	$118,775
Income taxes paid, net of receipts	$(4,601)	$(13,874)	$(1,316)
Interest paid	$(65,045)	$(71,875)	$(75,196)
See notes to consolidated financial statements

DELTA TUCKER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

(Amounts in thousands)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Equity (Deficit) Attributable to Delta Tucker Holdings, Inc.	Noncontrolling Interests	Total Equity (Deficit)
Balance at December 30, 2011	—	$—	$550,951	$(102,926)	$(59)	$447,966	$5,186	$453,152
Comprehensive loss attributable to Delta Tucker Holdings, Inc.			—	(8,937)	142	(8,795)	5,645	(3,150)
Distribution to affiliates of Parent			(1,998)	—	—	(1,998)	696	(1,302)
DIFZ financing, net of tax			369	—	—	369	—	369
Dividends declared to noncontrolling interests			—	—	—	—	(3,315)	(3,315)
Balance at December 31, 2012	—	$—	$549,322	$(111,863)	$83	$437,542	$8,212	$445,754
Stock compensation			490	—	—	490	—	490
Comprehensive loss attributable to Delta Tucker Holdings, Inc.			—	(253,736)	(280)	(254,016)	4,235	(249,781)
DIFZ financing, net of tax			(231)	—	—	(231)	—	(231)
Dividends declared to noncontrolling interest			—	—	—	—	(6,572)	(6,572)
Balance at December 31, 2013	—	$—	$549,581	$(365,599)	$(197)	$183,785	$5,875	$189,660
Stock compensation			3,184	—	—	3,184	—	3,184
Comprehensive loss attributable to Delta Tucker Holdings, Inc.			—	(269,780)	(84)	(269,864)	2,160	(267,704)
DIFZ financing, net of tax			129	—	—	129	—	129
Dividends declared to noncontrolling interest			—	—	—	—	(2,546)	(2,546)
Balance at December 31, 2014	—	$—	$552,894	$(635,379)	$(281)	$(82,766)	$5,489	$(77,277)
See notes to consolidated financial statements

DELTA TUCKER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2014, December 31, 2013 and December 31, 2012

Note 1 — Significant Accounting Policies and Accounting Developments
Unless the context otherwise indicates, references herein to "we," "our," "us," or "the Company" refer to Delta Tucker Holdings, Inc. and our consolidated subsidiaries. The Company was incorporated in the state of Delaware on April 1, 2010. On July 7, 2010, DynCorp International Inc. ("DynCorp International") completed a merger with Delta Tucker Sub, Inc., a wholly owned subsidiary of the Company. Pursuant to the Agreement and Plan of Merger dated as of April 11, 2010, Delta Tucker Sub, Inc. merged with and into DynCorp International, with DynCorp International becoming the surviving corporation and a wholly-owned subsidiary of the Company (the "Merger"). Holders of DynCorp International’s stock received $17.55 in cash for each outstanding share and since Cerberus indirectly owns all of our outstanding equity, DynCorp International’s stock is no longer publicly traded as of the Merger.
These consolidated financial statements have been prepared, pursuant to accounting principles generally accepted in the United States of America ("GAAP").
Fiscal Year
The Company's quarterly periods end on the last Friday of the calendar quarter, except for the fourth quarter of the fiscal year, which ends on December 31. These financial statements reflect our financial results for the years ended December 31, 2014, December 31, 2013 and December 31, 2012.
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
Revenue Recognition and Cost Estimation on Long-Term Contracts
General - We are predominantly a services provider and only include products or systems when necessary for the execution of the service arrangement. As such, systems, equipment or materials are not generally separable from the services we provide. Revenue is recognized when persuasive evidence of an arrangement exists, services or products have been provided to the customer, the sales price is fixed or determinable (for non-U.S. government contracts) or costs are identifiable, determinable, reasonable and allowable (for our U.S. government contracts), and collectability is reasonably assured (for non-U.S. government contracts) or a reasonable contractual basis for recovery exists (for U.S. government contracts). Our contracts typically fall into the following two categories with the first representing substantially all of our revenue: (i) federal government contracts and (ii) other contracts. We apply the appropriate guidance consistently to all contracts.
Major factors we consider in determining total estimated revenue and cost include the base contract price, contract options, change orders (modifications of the original contract), back charges and claims, and contract provisions for penalties, award fees and performance incentives. All of these factors and other special contract provisions are evaluated throughout the life of our contracts when estimating total contract revenue under the percentage-of-completion or proportional methods of accounting. We inherently have risks related to our estimates with long-term contracts. Actual amounts could materially differ from these estimates. We believe the following are the risks associated with our estimation process: (i) assumptions are uncertain and inherently judgmental at the time of the estimate; (ii) use of reasonably different assumptions could have changed our estimates, particularly with respect to estimates of contract revenues, costs and recoverability of assets, and (iii) changes in estimates could have material effects on our financial condition or results of operations. The impact of any one of these factors could contribute to a material cumulative adjustment.
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
The following table presents the aggregate gross favorable and unfavorable adjustments to income before taxes resulting from changes in contract estimates, including the exercise of additional option years, for the years ended December 31, 2014, December 31, 2013 and December 31, 2012.

	For the years ended
	December 31, 2014	December 31, 2013	December 31, 2012
(Amounts in millions)
Gross favorable adjustments	$7.4	$45.8	$29.3
Gross unfavorable adjustments	(53.9)	(20.7)	(9.7)
Net adjustments	$(46.5)	$25.1	$19.6
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
Other Contracts or Contract Elements — Our contracts with non-federal government customers are predominantly service arrangements. Multiple-element arrangements involve multiple obligations in various combinations to perform services, deliver equipment or materials, grant licenses or other rights, or take certain actions. We evaluate all deliverables in an arrangement to determine whether they represent separate units of accounting. Arrangement consideration is allocated among the separate units of accounting based on the guidance applicable for the multiple-element arrangements. Arrangements that are entered into or materially modified after January 1, 2011, are allocated to those identified as multiple-element arrangement based on their relative selling price which is established through vendor specific objective evidence (“VSOE”), third party evidence, or management’s best estimate. Due to the customized nature of our arrangements, VSOE and third party evidence is generally not available. Therefore, our post-January 1, 2011 arrangements allocate the relative selling price to multiple-element arrangements utilizing management’s best estimate of selling price.
Cash and Cash Equivalents
For purposes of reporting cash and cash equivalents, we consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.
Restricted Cash
Restricted cash represents cash restricted by certain contracts and available for use to pay specified costs and vendors on work performed on specific contracts. On some contracts, advance payments are not available for use and cash is to be disbursed for specified costs for work performed on the specific contract. Changes in restricted cash related to our contracts are included as operating activities within our consolidated statement of cash flows.
The Company classifies the long-term portion of restricted cash related to a legal matter in long term assets in our consolidated balance sheets as these amounts are restricted for periods that exceed one year from the balance sheet date.
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
Property and Equipment
The cost of property and equipment, less applicable residual values, is depreciated using the straight-line method. Depreciation commences when the specific asset is complete, installed and ready for normal use. Depreciation related to equipment purchased for specific contracts is typically included within Cost of services, as this depreciation is directly attributable to project costs. We evaluate property and equipment for impairment quarterly by examining factors such as existence, functionality, obsolescence and physical condition. In the event we experience impairment, we revise the useful life estimate and record the impairment to arrive at a revised net book value. Our standard depreciation and amortization policies are as follows:

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
To the extent that our assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. Tax-related interest is included within interest expense and tax-related penalties are included within income tax expense in our consolidated statements of operations. See Note 4 regarding income taxes.
Share Based Compensation
We recognize compensation expense in the financial statements for all share based arrangements. Share based compensation cost is measured at the date of grant, based on the fair value of the award, and is recognized over the employee's requisite service period. See Note 9 for further discussion on share based compensation.
Currency Translation
The assets and liabilities of our subsidiaries outside the U.S. that have a currency other than the U.S. dollar are translated into U.S. dollars at the rates of exchange in effect at the balance sheet dates. Results of operations and cash flow items for these subsidiaries are translated at the average exchange rates prevailing during the period. Gains and losses resulting from currency transactions and the re-measurement of the financial statements of U.S. functional currency foreign subsidiaries are recognized currently in Cost of services and Other income, net, respectively and those resulting from translation of financial statements are included in accumulated other comprehensive income. Our foreign currency transactions were not material for the calendar years ended December 31, 2014, December 31, 2013 and December 31, 2012.
Operating Segments
Our business is aligned into two operating and reporting segments, DynAviation and DynLogistics. Our chief operating decision maker assesses performance and allocates resources based upon the separate financial information around the Company’s operating segments, which is comprised of numerous contracts.
Accounting Developments
Pronouncements Issued
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
On August 27, 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern. ASU 2014-15 provides guidance in generally accepted accounting principles about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for annual reporting periods ending after December 15, 2016 and for annual and interim periods thereafter (fiscal year 2016 for the Company). Early adoption is permitted. We do not expect the new guidance to have an impact on our consolidated financial statements.
Other accounting standards updates effective after December 31, 2014 are not expected to have a material effect on our consolidated financial position or annual results of operations and cash flows.

Note 2 — Composition of Certain Financial Statement Captions
The following tables present financial information of certain consolidated balance sheet captions.
Prepaid expenses and other current assets — Prepaid expenses and other current assets were:

	As of
	December 31, 2014	December 31, 2013
(Amounts in thousands)
Prepaid expenses	$30,821	$29,611
Income tax refunds receivable	655	7,334
Inventories	25,198	27,008
Aircraft parts inventory held on consignment	2,278	2,404
Work-in-process inventory, net	5,772	28,444
Joint venture receivables	1,497	2,251
Assets held for sale	—	3,017
Other current assets	7,979	24,441
Total prepaid expenses and other current assets	$74,200	$124,510
Prepaid expenses include prepaid insurance, prepaid vendor deposits, and prepaid rent, none of which individually exceed 5% of current assets.
We value our inventory at lower of cost or market. Included in inventory as of December 31, 2013 were seven helicopters, valued at $5.6 million that were not deployed on any existing programs. During the year ended 2014, we modified two helicopters previously included within our inventory and deployed these two helicopters on one of our existing programs. The two deployed helicopters are included within our Property and equipment, net, and the change in helicopter classification was a non-cash investing activity within our Consolidated Statements of Cash Flows. During the year ended December 31, 2014, we sold one helicopter previously included within our inventory as of December 31, 2013 and we disassembled the remaining four helicopters into parts, which are included within our Inventory.
We also had six helicopters classified as held for sale as of December 31, 2013 that were previously deployed on an existing program. During the year ended 2014, we completed the sale of these six helicopters for a total of $2.0 million, resulting in an impairment expense of $1.0 million, included within the Impairment of goodwill, intangibles and long-lived assets within our consolidated statement of operations.
The Aircraft parts included in inventory held on consignment represents $2.3 million and $2.4 million in inventory, related to our former Life Cycle Support Services ("LCCS") Navy contract as of December 31, 2014 and December 31, 2013, respectively. Work-in-process inventory includes equipment for vehicle modifications for specific customers, a significant portion of which were completed and delivered as of December 31, 2014 and other deferred costs related to certain contracts.
Other current assets decreased during the year ended December 31, 2014 primarily as a result of a reduction to our sales and use tax refund and the receipt of a lease incentive. Included in Other current assets as of December 31, 2013 was a $9.8 million insurance receivable related to a settlement of a certain legal matter. This matter was settled and paid during the year ended 2014. See Note 8 for further discussion.

Property and equipment, net — Property and equipment, net were:

	As of
	December 31, 2014	December 31, 2013
(Amounts in thousands)
Helicopters	$7,108	$4,007
Computers and other equipment	11,061	14,258
Leasehold improvements	19,055	17,585
Office furniture and fixtures	4,203	3,006
Gross property and equipment	41,427	38,856
Less accumulated depreciation	(17,641)	(14,736)
Total property and equipment, net	$23,786	$24,120
Property and equipment, net includes two helicopters valued at $2.0 million previously included within our inventory that were deployed on one of our programs during the year ended 2014. As of December 31, 2014 and December 31, 2013, Property and equipment, net also included the accrual for property additions of $0.8 million and $3.8 million, respectively. Depreciation expense was $5.7 million, $5.9 million and $5.7 million for the years ended December 31, 2014, December 31, 2013 and December 31, 2012, respectively, including certain depreciation amounts classified as Cost of services. See Note 11 for additional discussion.
Other assets, net — Other assets, net were:

	As of
	December 31, 2014	December 31, 2013
(Amounts in thousands)
Deferred financing costs, net	$11,775	$17,526
Investment in affiliates	8,191	13,477
Palm promissory notes, long-term portion	2,853	2,731
Other	4,697	5,447
Total other assets, net	$27,516	$39,181
Deferred financing costs are amortized through interest expense. Amortization related to deferred financing costs was $6.1 million, $6.8 million, and $7.7 million for the years ended December 31, 2014, December 31, 2013 and December 31, 2012, respectively. Deferred financing costs were reduced during the years ended December 31, 2014 and December 31, 2013 by $1.4 million and $0.7 million, respectively, related to the pro rata write–off of financing costs to loss on early extinguishment of debt, partially offset by the fees incurred related to our fourth amendment and waiver to the Senior Credit Facility. See Note 7 for further discussion of our debt. The reduction in Investment in affiliates is the result of return of capital of $5.6 million and $2.2 million for the years ended December 31, 2014 and December 31, 2013, respectively.
Accrued payroll and employee costs — Accrued payroll and employee costs were:

	As of
	December 31, 2014	December 31, 2013
(Amounts in thousands)
Wages, compensation and other benefits	$74,416	$93,007
Accrued vacation	18,889	20,383
Accrued contributions to employee benefit plans	402	944
Total accrued payroll and employee costs	$93,707	$114,334

Accrued liabilities — Accrued liabilities were:

	As of
	December 31, 2014	December 31, 2013
(Amounts in thousands)
Customer liability	$22,635	$61,856
Accrued insurance	20,551	40,120
Accrued interest	24,250	24,641
Unrecognized tax benefit	7,999	10,132
Contract losses	27,864	13,738
Legal reserves	8,657	14,147
Subcontractor retention	1,761	4,300
Financed insurance	2,055	6,162
Other	14,254	25,437
Total accrued liabilities	$130,026	$200,533
The reduction to customer liabilities is primarily due to the completion of vehicle modifications for specific customers which were delivered as of December 31, 2014 and other amounts received from customers in excess of revenue recognized. Other is comprised of accrued rent, workers compensation related claims and other balances that are not individually material to the consolidated financial statements. Contract losses represent our best estimate of forward losses using currently available information and could change in future periods as new facts and circumstances emerge. Contract losses as of December 31, 2014 included an additional contract loss recorded on a U.S. Air Force contract as we continue to see delays in resolving a contract dispute. Legal matters include reserves related to various other lawsuits and claims that arise in the normal course of business. See Note 8 for further discussion.
Other long-term liabilities
Other long-term liabilities as of December 31, 2014 and December 31, 2013 were $11.3 million and $7.6 million, respectively. Other long-term liabilities are primarily due to our long-term postemployment benefit obligation of $3.9 million and obligations in connection with the restructuring plan entered into in 2013 including a long-term leasehold obligation related to our new Tysons Corner facility in McLean, Virginia, of $4.3 million and $4.7 million as of December 31, 2014 and December 31, 2013, respectively.
During the fourth quarter of calendar year 2013, the Company vacated the previously occupied properties at various locations and consolidated to the new Tysons Corner location in McLean, Virginia.  Additionally, during the year ended 2014 we entered into an agreement to buy out our previous headquarter facility lease. Accrued costs associated with vacating these properties, such as lease vacancy obligations, net of estimated sublease rental assumptions as well as the buyout were approximately $1.7 million and $7.8 million as of December 31, 2014 and December 31, 2013, respectively and are included within Other accrued liabilities above.
As a result of the restructuring plan, we paid $0.6 million and $3.9 million in relocation expenses during the year ended December 31, 2014 and December 31, 2013, respectively, in order to better position our executive presence in our Texas facilities.  We also recorded a post-employment benefit expense of $15.5 million and $7.3 million during the year ended December 31, 2014 and December 31, 2013, respectively, related to severance in accordance with ASC 712 - Compensation. These charges were primarily related to the workforce reduction initiatives implemented during the year. Both charges were included in Selling, general and administrative expenses in the consolidated statements of operations. As of December 31, 2014 and December 31, 2013, we had approximately $10.6 million and $0.9 million, respectively, in accrued post-employment benefit expense for estimated future payments in accordance with ASC 712. We do not anticipate any further costs related to the restructuring plan.

Note 3 — Goodwill, Other Intangible Assets and Long-Lived Assets
During the second quarter of 2014, we amended our organizational structure within the DynLogistics segment to improve efficiencies within existing businesses, resulting in the combination of two reporting units within our DynLogistics segment. Our DynLogistics segment now includes three reporting units.
During the third quarter of 2014, we amended our operating structure by realigning our existing DynGlobal segment as a pure business development organization focused on achieving our global growth objectives. DynGlobal will continue as a brand and an initiative to pursue international and commercial business. As a result, we eliminated the DynGlobal segment. DynGlobal resources were redeployed into the remaining two operating and reporting segments DynAviation and DynLogistics. The reporting units within DynAviation, which has two reporting units and DynLogistics which has three reporting units, remain unchanged. The amendment in our organizational structure did not result in any reallocation of goodwill.
We assess goodwill and other intangible assets with indefinite lives for impairment annually in October and when an event occurs or circumstances change that would suggest a triggering event. If a triggering event is identified, a step one assessment is performed to identify any possible impairment in the period in which the event is identified.
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
Determining the fair value of a reporting unit or an indefinite-lived intangible asset involves judgment and the use of significant estimates and assumptions, particularly related to future operating results and cash flows. These estimates and assumptions include, but are not limited to, revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and identification of appropriate market comparable data. Preparation of forecasts and the selection of the discount rate involve significant judgments that we base primarily on existing firm orders, expected future orders, and general market conditions. Significant changes in these forecasts, the discount rate selected, or the weighting of the income and market approach could affect the estimated fair value of one or more of our reporting units or indefinite-lived intangible assets and could result in an impairment charge in a future period. In addition, the identification of reporting units and the allocation of assets and liabilities to the reporting units or asset groups when determining the carrying value of each reporting unit or indefinite-lived intangible assets also requires judgment. All of these factors are subject to change with a change in the defense industry or larger macroeconomic environment.
Our revenue is predominantly from contracts and subcontracts with the U.S. government and its agencies. The continuation and renewal of our existing government contracts and new government contracts are, among other things, contingent upon the availability of adequate funding for various U.S. government agencies, including the Department of Defense ("DoD") and the Department of State ("DoS"). Funding for our programs is dependent upon the annual budget and the appropriation decisions assessed by Congress, which are beyond our control. Estimates and judgments made by management, as it relates to the fair value of our reporting units or indefinite-lived intangible assets, could be impacted by the continued uncertainty over the defense industry.
During the second quarter of 2014, we performed a re-assessment of our projections due to continued challenges in our industry and declines in our business through the first half of the year. As a result of the re-assessment, we noted significant declines in future projections and assumptions with respect to new business opportunities within the Logistics Sustainment Services (“LSS”) reporting unit within the DynLogistics segment, which represented a carrying value of $120.6 million in goodwill as of December 31, 2013. We concluded that the change in circumstances represented a triggering event and an interim step one assessment was performed to identify any possible goodwill impairment. The first step of the impairment test indicated the carrying value of the LSS reporting unit was greater than the fair value. We performed step two of the impairment test and determined that the goodwill at the LSS reporting unit was partially impaired. As a result, a non-cash impairment charge of approximately $90.7 million was recorded during the three months ended June 27, 2014 to impair the carrying value of the LSS reporting unit goodwill. The impairment charge has been presented within the Impairment of goodwill, intangibles and long lived assets in the consolidated statement of operations. Any further declines in performance within this reporting unit in the future could result in a new triggering event and an additional goodwill impairment.
Further, in light of the re-assessment of our future projections performed during the three months ended June 27, 2014, we also determined that it was appropriate for us to perform a step one interim goodwill impairment test on the Aviation reporting unit within the DynAviation segment. The step one results indicated that the fair value of the reporting unit exceeded its carrying value by approximately 15%.
During the third quarter of 2014, we recorded a significant loss on a U.S. Air Force contract as we continued to see delays in resolving the ongoing dispute on the contract and saw a reduction in our overall Aviation reporting unit forecast. We concluded that the decline in performance represented a triggering event within the Aviation reporting unit in DynAviation and a step one assessment was performed to identify any potential goodwill impairment. The results of the step one test indicated the carrying value of the Aviation reporting unit was greater than the fair value. We performed step two of the impairment test and determined that the goodwill at the Aviation reporting unit was partially impaired. As a result, a non-cash impairment charge of approximately $50.8 million was recorded during the three months ended September 26, 2014. The impairment charge has been presented within the Impairment of goodwill, intangibles and long lived assets in the consolidated statement of operations. We continue to monitor the performance of this reporting unit and any further declines in performance within this reporting unit in the future could result in a new triggering event and an additional goodwill impairment.
During our annual goodwill impairment test as of October of 2014, and as a result of continued declines in performance we noted further changes to our assumptions and projections for the Aviation reporting unit. This reporting unit failed the step one of our annual goodwill impairment test. We performed a step two impairment test and determined the implied fair value of the reporting unit was lower than the carrying value, resulting in a non-cash impairment charge of $11.4 million. The impairment charge has been presented within the Impairment of goodwill, intangibles and other long lived assets in the consolidated statement of operations. We continue to monitor the performance of this reporting unit and any further declines in performance within this reporting unit in the future could result in a new triggering event and an additional goodwill impairment.
In January 2015, the DoS issued a letter notifying us that our proposal on the recompete related to the INL contract within the Air Wing reporting unit was outside of the competitive range and would not be considered further for award. We requested and received a pre-award debriefing of the DoS' evaluation. We filed a protest with the U.S. Government Accountability Office ("GAO") to challenge the decision by the DoS. In response to our protest, the DoS notified the GAO that it will take corrective action which will include a reconsideration of its proposal evaluations, and a determination of whether discussions are necessary and, if so, it will make a new competitive range decision. The evaluation process is still underway and DoS has yet to award any part of the contract recompete. Pre-award protests occur within our industry frequently and during this process we are committed to continue to support and serve the DoS through our current contract which we believe will be extended during this procurement process. As a result of events described above, our annual goodwill impairment test for the Air Wing reporting unit failed step one of the impairment test indicating the carrying value of the reporting unit was more than the fair value. We performed step two of the impairment test (including an assessment of our customer related intangibles further discussed below) and determined that the goodwill at the reporting unit was impaired. As a result, a non-cash impairment charge of $12.0 million was recorded during the fourth quarter of 2014 to fully impair the carrying value of the Air Wing reporting unit goodwill. The impairment charge has been presented within the Impairment of goodwill, intangibles and long lived assets in the consolidated statement of operations.
Our annual goodwill impairment test concluded that the estimated fair values of each of our remaining reporting units substantially exceeded their respective carrying values. The projections for these reporting units include significant estimates related to new business opportunities which are the basis for the discount rate assumptions currently applied and we have assessed this risk as one of the variables in establishing the discount rate. If we are unsuccessful in obtaining these opportunities in 2015, a triggering event could be identified and a step one assessment would be performed to identify any possible goodwill impairment in the period in which the event is identified.
The fair value of the reporting units and the assets and liabilities identified in the impairment test were determined using the combination of the income approach and the market approach, which are Level 3 and Level 2 inputs, respectively. See Note 10 for further discussion of fair value. In calculating the fair value of the NSS, LSS, Air Wing and Aviation reporting units, we used unobservable inputs and management judgment which are Level 3 fair value measurements. We used the following estimates and assumptions in the discounted cash flow analysis:

•	terminal value growth rates based on real rates of growth and inflationary growth;

•	terminal earnings before interest, taxes, depreciation and amortization ("EBITDA") margins, as a percentage of revenue reflecting forecasted EBITDA margins;

•	discount rates based on weighted-average cost of capital; and

•	assumptions regarding future capital expenditures.
The market approach analysis utilized observable level 2 inputs as it considered the inputs of other comparable companies.
The carrying amount of goodwill, by segment, was as follows:

(Amounts in thousands)	DynAviation	DynLogistics	Total
Balance as of December 31, 2012	$442,393	$161,659	$604,052
Impairment of goodwill	(281,461)	(28,824)	(310,285)
Balance as of December 31, 2013	160,932	132,835	293,767
Impairment of goodwill	(74,137)	(90,742)	(164,879)
Balance as of December 31, 2014	$86,795	$42,093	$128,888

As a result of the triggering event identified within the DoS contract subsequent to year end, we also identified a triggering event with respect to the DoS customer-relationship intangibles (“CRI”). We performed an impairment test at the individual asset level and noted that the carrying amount of the CRI exceeded the anticipated undiscounted cash flows associated with the use and/or disposition of the asset. As a result, we recorded a non-cash impairment charge of $33.4 million during the fourth quarter of 2014 to partially impair the carrying value of the DoS CRI. The impairment charge has been presented within the Impairment of goodwill, intangibles and long lived assets in the consolidated statement of operations. The CRI impairment amount was factored into the step two goodwill impairment tests discussed above. The new cost basis of the CRI will be amortized over the remaining useful life of the asset.
Further, as a part of our annual impairment test of indefinite-lived intangible assets, we noted that the estimated fair value of the indefinite-lived tradename was less than the carrying value. As a result, a $14.5 million non-cash impairment charge was recorded during the fourth quarter of 2014 to partially impair the carrying value of the indefinite-lived tradename. The impairment charge has been presented within the Impairment of goodwill, intangibles and long lived assets in the consolidated statement of operations. Fair values are calculated for trademarks using a "relief from royalty" method, which estimates the fair value of a trademark by determining the present value of estimated royalty payments that are avoided as a result of owning the trademark. This method includes judgmental assumptions about revenue growth, an appropriate royalty rate, and discount rates that have a significant impact on the fair value and are substantially consistent with the assumptions used to determine the fair value of our reporting units discussed above.

The following tables provide information about changes relating to certain intangible assets:

	December 31, 2014
(Amounts in thousands, except years)	Weighted Average Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Impairment	Net
Other intangible assets:
Customer-related intangible assets	4.6	$350,912	$(178,126)	$(33,388)	$139,398
Other
Finite-lived	4.8	15,418	(10,395)	—	5,023
Indefinite-lived		5,059	—	—	5,059
Total other intangibles		$371,389	$(188,521)	$(33,388)	$149,480

Tradenames:
Finite-lived	0.4	$869	$(807)	$—	$62
Indefinite-lived		43,222	—	(14,522)	28,700
Total tradenames		$44,091	$(807)	$(14,522)	$28,762

	December 31, 2013
(Amounts in thousands, except years)	Weighted Average Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Impairment	Net
Other intangible assets:
Customer-related intangible assets	5.6	$350,912	$(138,623)	$—	$212,289
Other
Finite-lived	6.3	22,042	(14,151)	—	7,891
Indefinite-lived		5,059	—	—	5,059
Total other intangibles		$378,013	$(152,774)	$—	$225,239

Tradenames:
Finite-lived	1.4	$869	$(627)	$—	$242
Indefinite-lived		43,222	—	—	43,222
Total tradenames		$44,091	$(627)	$—	$43,464
Amortization expense for customer-related and other intangibles was $44.0 million, $44.3 million and $46.1 million for the years ended December 31, 2014, December 31, 2013 and December 31, 2012, respectively. Other intangibles is primarily representative of our capitalized software which had a net carrying value of $5.0 million and $7.9 million as of December 31, 2014 and December 31, 2013, respectively.
The following table outlines an estimate of future amortization based upon the finite-lived intangible assets owned at December 31, 2014:

Amortization Expense (1)
Estimate for calendar year 2015	32,264
Estimate for calendar year 2016	29,465
Estimate for calendar year 2017	26,880
Estimate for calendar year 2018	23,908
Estimate for calendar year 2019	21,463
Thereafter	10,503
(1)The future amortization is inclusive of the finite lived intangible-assets and finite-lived tradename.

Note 4 — Income Taxes
The domestic and foreign components of (Loss) income before income taxes are as follows:

	For the years ended
	December 31, 2014	December 31, 2013	December 31, 2012
(Amounts in thousands)
Domestic	$(286,799)	$(286,989)	$6,567
Foreign	(1,391)	27	5,739
(Loss) income before income taxes	$(288,190)	$(286,962)	$12,306
The Benefit (provision) from income taxes consists of the following:

	For the years ended
	December 31, 2014	December 31, 2013	December 31, 2012
(Amounts in thousands)
Current portion:
Federal	$311	$—	$—
State	(800)	(784)	(500)
Foreign	(3,363)	(16,045)	(4,342)
	(3,852)	(16,829)	(4,842)
Deferred portion:
Federal	23,001	52,574	(9,996)
State	739	1,086	(101)
Foreign	682	630	(659)
	24,422	54,290	(10,756)
Benefit (provision) from income taxes	$20,570	$37,461	$(15,598)

Temporary differences, which give rise to deferred tax assets and liabilities, were as follows:

	As of
	December 31, 2014	December 31, 2013
(Amounts in thousands)
Deferred tax assets related to:
Workers' compensation accrual	$5,046	$10,788
Accrued vacation	4,734	5,055
Completion bonus allowance	6,001	3,539
Accrued severance	3,751	193
Accrued executive incentives	2,151	4,538
Legal reserve	3,099	1,559
Accrued health costs	799	1,704
Suspended loss from consolidated partnership	—	5,421
Contract loss reserve	11,684	8,877
Other accrued liabilities and reserves	26,261	18,539
Partnership / joint venture basis differences	3,072	—
Foreign tax credit carryforward	16,336	17,880
Net operating loss carryforward	979	1,096
Other carryforwards	704	656
Uncertain tax positions	5,649	7,471
Goodwill and other intangible assets	44,201	—
Valuation allowance	(47,808)	—
Total deferred tax assets	86,659	87,316
Deferred tax liabilities related to:
Partnership / joint venture basis differences	—	(150)
Prepaid insurance	(5,242)	(6,976)
Indefinite lived intangibles	(31,806)	—
Goodwill and other intangible assets	—	(25,101)
Unbilled receivables	(75,392)	(103,413)
Total deferred tax liabilities	(112,440)	(135,640)

Total deferred tax liabilities, net	$(25,781)	$(48,324)

Deferred tax assets and liabilities are reported as:

	As of
	December 31, 2014	December 31, 2013
(Amounts in thousands)
Current deferred tax liabilities, net	$(31,477)	$(30,965)
Non-current deferred tax assets (liabilities), net	5,696	(17,359)
Deferred tax liabilities, net	$(25,781)	$(48,324)
Management assesses both the available positive and negative evidence to determine whether it is more likely than not that there will be sufficient sources of future taxable income to recognize deferred tax assets. We incurred cumulative losses over the three-year period ended December 31, 2014. Cumulative losses in recent years are considered significant objective negative evidence in evaluating deferred tax assets under the more likely than not criteria for recognition of deferred tax assets. On the basis of this evaluation, we recorded a valuation allowance of $47.8 million as of December 31, 2014.
As of December 31, 2014 and December 31, 2013, we had no U.S. federal net operating losses available for use. As of December 31, 2014 and December 31, 2013, we had state net operating losses ("NOLs") of approximately $123.6 million and $138.3 million, respectively, most of which will begin to expire in 2020 or later. We had approximately $16.3 million and $17.9 million as of December 31, 2014 and December 31, 2013, respectively, in foreign tax credit carryforwards ("FTCs"). Additionally, we made no estimated federal income tax payments for the year ended December 31, 2014 and $6.9 million for the year ended December 31, 2013.
A reconciliation of the statutory federal income tax rate to our effective rate is provided below:

	For the years ended
	December 31, 2014	December 31, 2013	December 31, 2012

Statutory rate	35.0%	35.0%	35.0%
State income tax, less effect of federal deduction	—%	0.1%	4.9%
Noncontrolling interests	0.3%	0.5%	(16.1)%
Goodwill impairment (1)	(11.2)%	(22.6)%	70.6%
Uncertain tax positions	0.1%	(0.1)%	13.7%
Nondeductible expenses	(0.8)%	(0.4)%	9.0%
Penalties	—%	—%	5.8%
Valuation allowance	(16.2)%	—%	—%
Other	(0.1)%	0.6%	3.8%
Effective tax rate	7.1%	13.1%	126.7%

(1)
Includes non-cash impairment charges to goodwill associated with our DynAviation and DynLogistics segments for years ended December 31, 2014, December 31, 2013 and December 31, 2012, respectively. See Note 3 for further discussion.

Due to the nature of our business, as a provider of professional and technical government services to the U.S. government, foreign earnings are generally exempt from foreign tax due to various bi-lateral agreements often referred to as Status of Forces Agreements ("SOFA") and Status of Mission Agreements ("SOMA") or their equivalents. We repatriate and provide U.S. income taxes on virtually all income we earn outside of the United States.
Uncertain Tax Positions
We account for uncertain tax positions in accordance with ASC 740 - Income Taxes, which prescribes the more likely than not threshold for recognition of a tax position in the financial statements. The amount of unrecognized tax benefits at December 31, 2014 and December 31, 2013 was $7.3 million and $9.5 million, respectively, of which $2.3 million and $2.7 million, respectively, would impact our effective tax rate if recognized. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(Amounts in thousands)	Unrecognized Tax Benefits
Balance at December 31, 2012	$8,234
Additions for tax positions related to prior years	1,686
Reductions for tax positions of prior years	(447)
Settlements	—
Remeasurements	—
Net releases	—
Lapse of statute of limitations	—
Balance at December 31, 2013	$9,473
Additions for tax positions related to prior years	—
Reductions for tax positions of prior years	(447)
Settlements	(1,375)
Remeasurements	(311)
Net releases	—
Lapse of statute of limitations	—
Balance at December 31, 2014	$7,340
We recognize interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations. Accrued interest and penalties are included on the related tax liability line in the consolidated balance sheet. For the years ended December 31, 2014 and December 31, 2013, there was no accrued interest related to unrecognized tax benefits in interest expense and no penalties recognized in the provision for income taxes within our consolidated statements of operations. We expect the unrecognized tax benefit of $8.0 million, inclusive of penalties, as of December 31, 2014 to be settled within the next twelve months. For the year ended December 31, 2012, we had a net decrease of approximately $0.1 million of interest expense and recorded $0.7 million increase in cumulative penalties recognized in the provision for income taxes within our consolidated statements of operations.
We file income tax returns in U.S. federal and state jurisdictions and in various foreign jurisdictions which are subject to examinations by the IRS and other taxing authorities. These audits can result in adjustments of taxes due. Our estimate of the potential outcome of any uncertain tax issue prior to audit is subject to management's assessment of relevant risks, facts, and circumstances existing at that time. An unfavorable result under audit may reduce the amount of state net operating losses we have available for carryforward to offset future taxable income, or may increase the amount of tax due for the period under audit, resulting in an increase to the effective rate in the year of resolution. The statute of limitations is open for U.S. federal income tax returns for our fiscal year 2009 forward. The statute of limitations for state income tax returns is open for our fiscal year 2010 and forward, with few exceptions, and foreign income tax examinations for the calendar year 2009 forward, with few exceptions.
On January 22, 2014, a tax assessment from the Large Tax Office of the Afghanistan Ministry of Finance was received, seeking $64.2 million in taxes and penalties specific to one of our business licenses in Afghanistan for periods 2009 through 2012. The majority of this assessment was income tax related; however, approximately $10.2 million of the assessed amount is non-income tax related and is discussed further in Note 8. We filed our initial appeal of the assessment on February 19, 2014. In May 2014, the MOF ruled in our favor for the income tax related issue which totaled approximately $54.0 million. We reversed the uncertain tax position related to the dividend withholding issue during the quarter ended June 27, 2014. See further discussion in Note 8.

Note 5 — Accounts Receivable
Accounts Receivable, net consisted of the following:

	As of
	December 31, 2014	December 31, 2013
(Amounts in thousands)
Billed	$146,286	$179,586
Unbilled	302,210	397,550
Total	$448,496	$577,136
Unbilled receivables as of December 31, 2014 and December 31, 2013 include $50.7 million and $41.6 million respectively, related to costs incurred on projects for which we have been requested by the customer to begin new work or extend work under an existing contract and for which formal contracts, contract modifications or other contract actions have not been executed as of the end of the respective periods. Our largest contract, LOGCAP IV, accounted for approximately 59% and 84% of these amounts as of December 31, 2014 and December 31, 2013, respectively. We believe we have legal and contractual basis for these amounts and are working with our customer to complete the contract actions that will allow us to bill and collect our receivables. If we cannot reach an agreement with the customer, we believe we have other avenues to pursue resolution, including the claims process. LOGCAP IV accounted for approximately 20% and 34% of total unbilled receivables as of December 31, 2014 and December 31, 2013, respectively.
As of December 31, 2014, we had four contract claims with no associated receivable balances and as of December 31, 2013, we had no contract claims outstanding with associated receivable balances. The balance of unbilled receivables above consists of costs and fees billable immediately on contract completion or other specified events, all of which are expected to be billed and collected within one year, except items that may result in a request for equitable adjustment or formal claim. We do not believe we have significant exposure to credit risk as our receivables are primarily with the U.S. government.

Note 6 — Retirement Plans
401(k) Savings Plans
The DynCorp International Savings Plan (the "Savings Plan") is a participant-directed, defined contribution, 401(k) plan for the benefit of employees meeting certain eligibility requirements. The Savings Plan is intended to qualify under Section 401(a) of the U.S. Internal Revenue Code (the "Code") and is subject to the provisions of the Employee Retirement Income Security Act of 1974. Under the Savings Plan, participants may contribute from 1% to 50% of their earnings. Contributions are made on a pre-tax basis, limited to annual maximums set by the Code. The current maximum contribution per employee is $17,500 per calendar year. In June 2014, the Company updated its matching contributions to an amount equal to 100% of the first 2% of employee contributions and 50% of the next 4%, up to 12,750 per calendar year are invested in various funds at the discretion of the participant. Prior to June 2014, Company matching contributions were made in an amount equal to 100% of the first 2% of employee contributions and 50% of the next 6%, up to 12,750 per calendar year are invested in various funds at the discretion of the participant. We incurred Savings Plan expense of approximately $11.9 million, $16.1 million and $18.2 million for the years ended December 31, 2014, December 31, 2013 and December 31, 2012, respectively. All Savings Plan expenses are fully funded.
Nonqualified Unfunded Deferred Compensation Plan
The Company has a non-qualified unfunded and unsecured deferred compensation plan that is offered to certain members of management allowing for the deferral of salary and bonuses without the statutory limitations present in 401(k) savings plan. The elections under the savings plans must be completely separate and independent of each other. Under the deferred compensation plan, the deferral amount limitation is 50% of salary and 100% of bonuses and each participant shall be 100% vested in, at all times. The funds can be distributed the first day of the calendar month following the six-month anniversary of the participant’s separation from the Company. The participant can elect payout of the funds in a single sum or annual installments over 5 or 10 years; however, only one election can be made with respect to all of the deferrals in the respective account. If, for any reason, the participant fails to make a valid and timely election, the participant’s account shall be distributed as a single sum as of the participant’s benefit commencement date. There were no contributions made to the deferred compensation plan on behalf of the Company for years ended December 31, 2014, December 31, 2013 and December 31, 2012.
Multiemployer Pension Plans
We are subject to several collective-bargaining agreements that require contributions to a multiemployer defined benefit pension plan that covers its union-represented employees. We contribute to this plan based on specified hourly rates for eligible hours. The risks of participating in this multiemployer plan are different from single-employer plans in the following aspects:

a.	Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers.

b.	If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.

c.	If we stop participating in the multiemployer plan, we may be required to pay a withdrawal liability based on our portion of the unfunded status of the plan.
We are subject to 13 significant collective bargaining-agreements ("CBA") that require contributions to the International Association of Machinists National Pension Fund ("IAMNPF") with expiration dates ranging from May 15, 2015 through March 30, 2018. This is the only multiemployer plan that we contribute to. As long as we remain a contributing employer, we have no liability for any unfunded portion of this plan. However, if for any reason, we stop making contributions to the plan under any of the individual collective-bargaining agreements, we could be assessed a potential withdrawal liability based on our share of the unfunded vested benefits of the plan. Our share of the unfunded vested benefits is determined by the contributions required under the individual collective-bargaining agreements from which we withdraw relative to the plan as a whole.
Our participation in the IAMNPF for the years ended December 31, 2014, December 31, 2013 and December 31, 2012 is outlined in the table below. The "EIN/PN" column provides the Employee Identification Number ("EIN") and the three-digit plan number ("PN"). The most recent Pension Protection Act ("PPA") zone status available for 2014, 2013 and 2012 is for the plan year-ends as indicated below. The zone status is based on information that the Company received from the plan and is certified by the plan's actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are between 65 percent and 80 percent funded, and plans in the green zone are at least 80 percent funded. The "FIP/RP Status Pending/Implemented" column indicates if the plan has a financial improvement plan ("FIP") or a rehabilitation plan ("RP") which is either pending or has been implemented. In addition to regular plan contributions, we may be subject to a surcharge if the plan is in the red zone. The "Surcharge Imposed" column indicates whether a surcharge has been imposed on contributions to the plan. The last column lists the expiration date of the collective-bargaining agreements to which the plan is subject.

					FIP / RP Status	Total Contributions of DynCorp International				Expiration
		PPA Zone Status (2)			Pending /	(Amounts in thousands)			Surcharge	Date of
Pension Fund	EIN/PN	2014	2013	2012	Implemented	2014	2013	2012	Imposed	CBA
IAMNPF (1)	516031295 / 001	Green	Green	Green	No	$6,845	$6,062	$4,686	No	5/15/2015 through 3/30/2018

(1)
Of the 13 collective-bargaining agreements that require contributions to this plan, the agreement with International Association of Machinists ("IAM") Pilot union employees at California Department of Forestry and Fire Protection ("CAL FIRE") is the most significant as contributions under this plan for years 2015 through the expiration date of the collective-bargaining agreement will approximate $14.1 million, or 36.3% of all required contributions to the IAMNPF.

(2)
Unless otherwise noted, the most recent PPA zone status available in 2014, 2013 and 2012, is for the plan’s year-end status for the years ended December 31, 2014, December 31, 2013 and December 31, 2012, respectively. The zone status is based on information we receive from the plan and is certified by the plan's actuary. Generally, plans in the red zone are less than 65% funded, plans in the yellow zone are between 65% and 80% funded, and plans in the green zone are at least 80% funded.

Note 7 — Long-Term Debt
Long-term debt consisted of the following:

	As of
	December 31, 2014	December 31, 2013
(Amounts in thousands)
10.375% senior unsecured notes	$455,000	$455,000
Term loan	187,272	277,272
Total long-term debt	$642,272	$732,272
Senior Credit Facility
On July 7, 2010, we entered into a senior secured credit facility (the "Senior Credit Facility"), with a banking syndicate and Bank of America, NA as Administrative Agent (the "Agent"). On January 21, 2011 and on August 10, 2011, DynCorp International Inc. entered into amendments to the Senior Credit Facility.
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
The Senior Credit Facility is secured by substantially all of our assets and is guaranteed by substantially all of our subsidiaries. As of December 31, 2014, the Senior Credit Facility provided for a $187.3 million Term Loan and the $144.8 million Revolver, which includes a $100.0 million letter of credit subfacility. As of December 31, 2014 and December 31, 2013, the available borrowing capacity under the Senior Credit Facility was approximately $108.1 million and $144.6 million, respectively, which includes $36.7 million and $36.4 million, respectively, in issued letters of credit. Amounts borrowed under the Revolver are used to fund operations. As of December 31, 2014 and December 31, 2013 there were no amounts borrowed under the Revolver. The maturity date on both the Term Loan and the Revolver is July 7, 2016.
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
The Eurocurrency Rate is the rate per annum equal to the British Bankers Association London Interbank Offered Rate ("BBA LIBOR") as published by Reuters (or other commercially available source providing quotations of BBA LIBOR as designated by the Administrative Agent from time to time) two Business Days prior to the commencement of such interest period. The variable Eurocurrency rate has a floor of 1.75%. As of December 31, 2014 and December 31, 2013, the applicable interest rate on the Term Loan was 6.25%.
Interest Rates on Letter of Credit Subfacility and Unused Commitment Fees
The letter of credit subfacility bears interest at the applicable margin for Eurocurrency Rate loans, which ranges from 4.0% to 4.5%. The unused commitment fee on our Revolver ranges from 0.50% to 0.75% depending on the Secured Leverage Ratio, as defined in the Senior Credit Facility. Interest payments on both the letter of credit subfacility and unused commitments are payable quarterly in arrears. The applicable interest rates for our letter of credit subfacility were 4.00% and 4.25% as of December 31, 2014 and December 31, 2013, respectively. The applicable interest rate for our unused commitment fees was 0.50% as of December 31, 2014 and December 31, 2013, respectively. All of our letters of credit are also subject to a 0.25% fronting fee.
Principal Payments
Our Senior Credit Facility contains an annual requirement to submit a portion of our Excess Cash Flow, as defined in the Senior Credit Facility, as additional principal payments. Based on our annual financial results and the additional principal prepayments made during the year ended December 31, 2013, we were not required to make any additional principal payments under the Excess Cash Flow requirement during the year ended December 31, 2014. Certain other transactions can trigger mandatory principal payments such as tax refunds, a disposition of a portion of our business or a significant asset sale. We had no such transactions during the year ended December 31, 2014.

During the years ended December 31, 2014 and December 31, 2013, we made principal payments of $90.0 million and $50.0 million, respectively on the Term Loan. Pursuant to our Term Loan, quarterly principal payments are required, however, the principal prepayments made in 2011 were applied to the future scheduled maturities and satisfied our responsibility to make quarterly principal payments through July 7, 2016.
Deferred financing costs of $1.4 million and $0.7 million, related to the various principal payments, were expensed and included in Loss on early extinguishment of debt in our consolidated statement of operations for the years ended December 31, 2014 and December 31, 2013, respectively. There were no penalties associated with the prepayments.
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
Effective with the Fourth Amendment, the maximum total leverage ratios are set forth below as follows:

Period Ending	Total Leverage Ratio
December 31, 2014	5.55 to 1.0
March 27, 2015	6.65 to 1.0
June 26, 2015	7.70 to 1.0
September 25, 2015	8.10 to 1.0
December 31, 2015	7.75 to 1.0
March 25, 2016	7.60 to 1.0
June 24, 2016	6.90 to 1.0
June 25, 2016 and thereafter	6.60 to 1.0
The interest coverage ratio is the ratio of Consolidated EBITDA to Consolidated Interest Expense, as defined in the Senior Credit Facility. Effective with the Fourth Amendment, the interest coverage ratios are set forth below as follows:

Period Ending	Interest Coverage Ratio
December 31, 2014	1.05 to 1.0
March 25, 2016	1.15 to 1.0
June 24, 2016	1.20 to 1.0
June 25, 2016 and thereafter	1.30 to 1.0
As of December 31, 2014 and December 31, 2013, we were in compliance with our financial maintenance covenants.
Senior Unsecured Notes
On July 7, 2010, DynCorp International Inc. completed an offering of $455.0 million in aggregate principal of 10.375% senior unsecured notes due 2017 (the "Senior Unsecured Notes"). The initial purchasers were Bank of America Securities LLC, Citigroup Global Markets Inc., Barclays Capital Inc. and Deutsche Bank Securities Inc. The Senior Unsecured Notes were issued under an indenture dated July 7, 2010 (the "Indenture"), by and among us, the guarantors party thereto (the "Guarantors"), including DynCorp International Inc., and Wilmington Trust, National Association (as successor by merger to Wilmington Trust FSB) as Trustee. The Senior Unsecured Notes mature on July 1, 2017. Interest on the Senior Unsecured Notes is payable on January 1 and July 1 of each year, and commenced on January 1, 2011.
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
The Indenture requires us to offer to repurchase the Senior Unsecured Notes at defined prices in the event of certain asset sales and change of control events. In the case of Asset Sales (as defined in the Indenture), we are required under the Indenture to use the proceeds from such asset sales to either (i) prepay secured debt or nonguarantor debt, (ii) reinvest in our business or (iii) to the extent asset sale proceeds not applied in accordance with clause (i) or (ii) exceed $15.0 million, make an offer to repurchase the Senior Unsecured Notes at 100% of the principal amount thereof.
In the event of a change in control, each holder of the Senior Unsecured Notes will have the right to require the Company to repurchase some or all of the Senior Unsecured Notes at 101% of their face amount, plus accrued and unpaid interest to the repurchase date.
The fair value of the Senior Unsecured Notes is based on their quoted market value. As of December 31, 2014 and December 31, 2013, the quoted market value of the Senior Unsecured Notes was approximately 82.0% and 103.0%, respectively, of stated value.

Note 8 — Commitments and Contingencies
Commitments
We have operating leases for the use of real estate and certain property and equipment which are either non-cancelable, cancelable only by the payment of penalties or cancelable upon one month’s notice. All lease payments are based on the lapse of time but include, in some cases, payments for insurance, maintenance and property taxes. There are no purchase options on operating leases at favorable terms, but most leases have one or more renewal options. Certain leases on real estate are subject to annual escalations for increases in base rents, utilities and property taxes. Lease rental expense was $95.5 million, $167.6 million, and $217.4 million for the years ended December 31, 2014, December 31, 2013 and December 31, 2012, respectively. We have no significant long-term purchase agreements with service providers.
Minimum fixed rental payments non-cancelable for the next five years and thereafter under operating leases in effect as of December 31, 2014, are as follows:

Calendar Year	Real Estate	Equipment	Total
	(Amounts in thousands)
2015 (1)	$24,698	$5,817	$30,515
2016	11,839	3,386	15,225
2017	10,041	2,433	12,474
2018	9,060	—	9,060
2019	4,225	—	4,225
Thereafter	13,911	—	13,911
Total	$73,774	$11,636	$85,410

(1)
The minimum lease table above excludes agreements of one year or less in duration. These leases are accounted for in our rent expense, however, because of the short tenure of the lease, these are not reflected in the table above.

Contingencies
General Legal Matters
We are involved in various lawsuits and claims that arise in the normal course of business. We have established reserves for matters in which it is believed that losses are probable and can be reasonably estimated. Reserves related to these matters have been recorded in "Other accrued liabilities" totaling approximately $8.7 million and $14.1 million as of December 31, 2014 and December 31, 2013, respectively. We believe that appropriate accruals have been established for such matters based on information currently available; however, some of the matters may involve compensatory, punitive, or other claims or sanctions that if granted, could require us to pay damages or make other expenditures in amounts that could not be reasonably estimated at December 31, 2014. These accrued reserves represent the best estimate of amounts believed to be our liability in a range of expected losses. In accordance with ASC 450 - Contingencies, in addition to matters that are considered probable and can be reasonably estimated, we also disclose certain matters considered reasonably possible. In addition to the disclosure requirements set forth in ASC 450-20, the Company also discloses any other contingencies for which the likelihood of an unfavorable outcome is remote but for which the Company believes are of such a significant nature that disclosure would benefit a user of our financial statements. Other than matters disclosed below, we believe the aggregate range of possible loss related to matters considered reasonably possible was not material as of December 31, 2014. Litigation is inherently unpredictable and unfavorable resolutions could occur. Accordingly, it is possible that an adverse outcome from such proceedings could (i) exceed the amounts accrued for probable matters; or (ii) require a reserve for a matter we did not originally believe to be probable or could be reasonably estimated. Such changes could be material to our financial condition, results of operations and cash flows in any particular reporting period. Our view of the matters not specifically disclosed could possibly change in future periods as events thereto unfold.
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
Arising out of the litigation described in the preceding two paragraphs, on September 22, 2008, we filed a separate lawsuit against our aviation insurance carriers seeking defense and coverage of the referenced claims. On November 9, 2009, the court granted our Partial Motion for Summary Judgment regarding the duty to defend, and the carriers have paid the majority of the litigation expenses. In a related action, the carriers filed a lawsuit against us on February 5, 2009, seeking rescission of certain aviation insurance policies based on an alleged misrepresentation by us concerning the existence of certain of the lawsuits relating to the eradication of narcotic plant crops. On May 19, 2010, our aviation insurance carriers filed a complaint against us seeking reformation of previously provided insurance policies and the elimination of coverage for aerial spraying. We believe the claims asserted by the insurance carriers are without merit and the likelihood of an unfavorable judgment in this matter is remote.
In 2009, we terminated for cause a contract to build the Akwa Ibom International Airport for the State of Akwa Ibom in Nigeria. Consequently, we terminated certain subcontracts and purchase orders the customer advised us it did not want to assume. Our termination of certain subcontracts not assumed by the customer, including our actions to recover against advance payment and performance guarantees established by the subcontractors for our benefit, was challenged in certain instances. In December 2011, the customer filed arbitration alleging fraud, gross negligence, contract violations, and conversion of funds and asserted damages of approximately $150 million. We believe our right to terminate this contract was justified and permissible under the terms of the contract, and we intend to vigorously contest the claims brought against us. Additionally, we believe the contract limits any damages to a maximum of $3 million, except in situations of gross negligence and willful misconduct. As of December 31, 2014 and December 31, 2013, we have recorded an immaterial liability for this matter and believe the likelihood of loss for amounts in excess of this accrual, up to the amount limited by the contract, is reasonably possible.
On July 8, 2009, a lawsuit was filed in the United Arab Emirates ("UAE") Abu Dhabi Court of First Instance, by Al Hamed ITC (hereafter "Al Hamed") concerning an October 2002 business development contract focused upon obtaining business directly with the UAE General Military Directorate ("GMD"). Al Hamed was unsuccessful in assisting the company in soliciting business with GMD and, as such, the contract with Al Hamed was terminated in July 2006. We became a subcontractor to the successful bidder, Al Taif, in December 2006. Al Hamed filed a claim seeking $57 million in damages under the business development contract. On May 9, 2012, the court awarded Al Hamed 8.2 million in UAE Dirhams ($2.2 million U.S. dollars) plus 5% interest and expenses. The Company and Al Hamed both appealed the judgment. On September 12, 2012, the appellate court altered the judgment stating the amount should not have been in UAE Dirhams rather in U.S. dollars, which amounts to $8.2 million US dollars. As of September 28, 2012, a reserve had been established for the full amount of the judgment. The judgment was further appealed to the Supreme Court in Abu Dhabi, and, on February 27, 2013, we were advised that our appeal was unsuccessful. On April 7, 2013, the judgment was paid and the matter is now closed. During calendar year 2013, we were made aware of a new case filed by Al Hamed in the UAE Abu Dhabi Court of First Instance seeking $23.3 million U.S. dollars in damages under the same business development contract. The case alleges we obtained additional business with Al Taif. On November 26, 2014, the UAE court entered a judgment in favor of Al Hamed in the amount of $3.75 million, which both parties appealed. As of December 31, 2014, a reserve had been established for the full amount of the settlement. In March 2015, the parties agreed to a settlement in which we paid $3.6 million and the matter is now closed.
In February 2014, we received a judgment related to a past helicopter accident in Aviano, Italy. As of December 31, 2013 we had a recorded liability for $9.8 million related to this matter. This matter was fully insured and a corresponding receivable from the insurance company was recorded within Other current assets. In April 2014, the insurance company paid out the settlement amounts and the case is now considered closed.
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
U.S. Government Audits
Our contracts are regularly audited by the Defense Contract Audit Agency ("DCAA") and other government agencies. These agencies review our contract performance, cost structure and compliance with applicable laws, regulations and standards. The government also reviews the adequacy of, and our compliance with, our internal control systems and policies, including our purchasing, property, estimating, accounting and material management business systems. Any costs found to be improperly allocated to a specific contract will not be reimbursed. The DCAA will in some cases issue a Form 1 representing the non-conformance of such costs or requirements as it relates to our government contracts. If we are unable to provide sufficient evidence of the costs in question, the costs could be suspended or disallowed which could be material to our financial statements. Government contract payments received by us for direct and indirect costs are subject to adjustment after government audit and repayment to the government if the payments exceed allowable costs as defined in the government regulations.
We have received a series of audit reports from the DCAA, some of which have resulted in Form 1s, related to their examination of certain incurred, invoiced and reimbursed costs on our CivPol program. The Form 1s identify several cost categories where the DCAA has asserted instances of potential deviations from the explicit terms of the contract or from certain provisions of government regulations. The asserted amounts are derived from extrapolation methodologies used to estimate potential exposure amounts for the cost categories. Over the past several years, we have worked with the DCAA and our customer in resolving matters inclusive in the Form 1s as well as other transmittals. We have provided responses to the DCAA and the Department of State that have articulated our position on each issue and have attempted to answer their questions and provide clarification of the facts to resolve the issues raised. We have also sought to obtain clarification from our customer through formal contract modifications in an attempt to assist the DCAA in closing these issues.
We believe the majority of these issues will continue to be resolved and thus represent loss contingencies that we consider remote. For the remaining issues, which total approximately $7.7 million, we believe the DCAA did not consider certain contractual provisions and long standing patterns of dealing with the customer. Since we cannot reasonably estimate the DCAA's acceptance of our initial responses and the ultimate outcome related to these remaining issues we believe these items represent loss contingencies that we consider reasonably possible. However, we do anticipate resolving these contingencies for an immaterial amount as we continue to work with the customer and the DCAA in providing clarification of the facts and circumstances surrounding the issues.
On April 30, 2013, we received several Form 1s from DCAA disapproving approximately $152.0 million of cost incurred for the periods ranging between 2000 to 2011 on the War Reserve Materiel program related to concerns on items such as the adequacy of documentation and reasonableness of costs. We are working with the Air Force to resolve these questions. Based on our recent correspondence with the customer, a substantial portion of these items represent loss contingencies are remote. The remaining portion of these items totaling $1.8 million represent loss contingencies that we consider reasonably possible; however, we do anticipate resolving these contingencies for an immaterial amount as we continue to work with the customer.
Foreign Contingencies

As discussed in Note 4, on January 22, 2014, a tax assessment from the Large Tax Office of the Afghanistan Ministry of Finance (“MOF”) was received, seeking $64.2 million in taxes and penalties specific to one of our business licenses in Afghanistan for periods between 2009 to 2012. The majority of this assessment was income tax related; however, $10.2 million of the assessed amount is non-income tax related and represents loss contingencies that we consider reasonably possible. We filed our initial appeal of the assessment with the MOF on February 19, 2014. In May 2014, the MOF ruled in our favor for the income tax related issue which totaled approximately $54.0 million. See Note 4 for further discussion of the income tax related issue. We are still working with the MOF to remove the assessment on the remaining non-income tax related items. As of December 31, 2014, a reasonable estimate of loss or range of loss could not be made as we could not reasonably estimate the ultimate outcome related to the issues assessed.
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

Note 9 — Equity
At April 1, 2010 (inception), 100 common shares were issued and, as of December 31, 2014, 100 shares remain issued and outstanding as there have been no further issuances of common shares since that date. During the period from April 1, 2010 (inception) through December 31, 2010, our equity was impacted by a capital contribution of $550.9 million in connection with the merger entered into on July 7, 2010.
Share Based Payments
On December 17, 2013, certain members of management and outside directors were awarded Class B interests in DynCorp Management LLC (“DynCorp Management”). DynCorp Management LLC conducts no operations and was established for the purpose of holding equity in our Company. DynCorp Management LLC authorized 100,000 Class B shares as available for issuance and approved 7,246 Class B-1 Interests and 380 Class B-2 Interests to certain members of management and outside directors of Defco Holdings, Inc. (“Holdings”), the non-member manager, and its subsidiaries, including Delta Tucker Holdings, Inc. All of DynCorp International Inc.'s issued and outstanding common stock is owned by the Company, and all of the Company's issued and outstanding common stock is owned by our parent, Holdings. The grant and vesting of the awards is contingent upon the executives' consent to the terms and conditions set forth in the Class B-1 Interests and B-2 Interests Agreements. As of December 31, 2013 consents were received from members of management and outside directors with grants totaling 3,144 shares. Grants and the receipt of consents to the terms and conditions totaled 4,339 Class B-1 Interests during the year ended December 31, 2014.
The Class B-1 Interests are subject to (i) time-based vesting in separate tranches based on the participants’ hire date (each such date a “Vesting Date”); (ii) acceleration of vesting in certain circumstances (such as in the event of a change in control or termination of the executive without cause); and (iii) continued employment of the member of management by Holdings or its subsidiaries through the applicable vesting dates.
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

A summary of the Class B Interest plans activity for the years ended December 31, 2014 and December 31, 2013 is as follows:

Number of Interests
Outstanding at December 31, 2012	—
Granted:
Class B-1	2,764
Class B-2	380
Exercised	—
Forfeited or expired	—
Outstanding at December 31, 2013	3,144
Granted:
Class B-1	4,339
Class B-2	—
Exercised	—
Forfeited or expired	(1,582)
Outstanding at December 31, 2014	5,901
Awards to our management team consist of options qualifying as profits interests under Revenue Procedure 93-27, that are exercisable only upon a change in control as defined in the Plan. The awards do not expire and the awards do not have a fixed strike price. The value of the Class B Interest as of the grant date is calculated using a Monte Carlo simulation consistent with the provisions of ASC Topic 718, “Compensation—Stock Compensation” and is amortized over the respective vesting period. The Monte Carlo simulation, similar to a Black-Scholes option pricing formula, requires the input of subjective assumptions, including the estimated life of the interest and the expected volatility of the underlying stock over the estimated life of the option. We use historical volatility of the market-based guideline companies as a basis for projecting the expected volatility of the underlying Class B interest and estimated the expected life of our Class B grants to be 4 years as of the grant date. The 2013 fair value utilized for determining the profits interests for Class B-1 and B-2 interests was $819.26 and $258.30, respectively. The initial fair value was utilized for all grants through the period ending March 28, 2014. After the period ending March 28, 2014, another valuation was performed to determine the fair value of future grants resulting in the 670 Class B-1 interests granted after March 28, 2014 having a fair value of $32.73.
We believe that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair value of our Class B grants.
For the periods indicated, the weighted-average assumptions used were as follows:

	For the years ended
	December 31, 2014	December 31, 2013
Weighted-average assumptions used:
Expected volatility	36.0%	33.5%
Risk-free interest rate	1.1%	1.7%
Expected yield	8%	8%
Expected life (in years)	2.8	4
Forfeiture rate	8%	8%
The total grant date fair value of all options granted during 2014 and 2013 was $4.6 million and $1.5 million, respectively. Total compensation cost expensed for the years ended December 31, 2014 and December 31, 2013 was $3.2 million and $0.5 million, respectively.

The following is a summary of the changes in non-vested shares for the years ended December 31, 2014 and December 31, 2013:

Number of Shares
Non-vested shares at December 31, 2012	—
Granted	3,144
Vested	(1,021)
Forfeited	—
Non-vested shares at December 31, 2013	2,123
Granted	4,339
Vested	(3,646)
Forfeited	(1,582)
Non-vested shares at December 31, 2014	1,234

As of December 31, 2014, the total compensation cost related to the non-vested Class B awards, not yet recognized, was $0.4 million which will be recognized over a weighted average period of approximately 1.2 years.
Long-Term Incentive Bonus
On December 17, 2013 the Company approved a long-term cash incentive bonus for certain members of management and outside directors, where in the event of a change in control, subject to the various members of management continued employment with the Company through such a change in control and execution of a restrictive covenant agreement within fourteen days of receipt of such agreement, the various members of management shall be eligible to receive a cash incentive bonus. As of December 31, 2014 there was no impact to the financial statements as no triggering event had occurred.

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

	As of
	December 31, 2014		December 31, 2013

	Carrying	Fair	Carrying	Fair
(Amounts in thousands)	Amount	Value	Amount	Value
10.375% senior unsecured notes	$455,000	$373,100	$455,000	$468,650
Term Loan	187,272	185,868	277,272	278,658
Total long-term debt	$642,272	$558,968	$732,272	$747,308

Note 11 — Segment and Geographic Information
In August 2014, we amended our operating structure by realigning our DynGlobal segment as a pure business development organization focused on achieving our global growth objectives. DynGlobal will continue as a brand and an initiative to pursue international and commercial business. As a result, DynGlobal resources were redeployed into business development efforts for our two remaining operating and reporting segments: DynAviation and DynLogistics, to identify our highest priority opportunities, and work to capture those opportunities for operational execution by the two remaining segments. Our reporting segments continue to be the same as our operating segments. DynAviation and DynLogistics segments operate principally within a regulatory environment subject to governmental contracting and accounting requirements, including Federal Acquisition Regulations, Cost Accounting Standards and audits by various U.S. federal agencies.
The following is a summary of the financial information of the reportable segments reconciled to the amounts reported in the consolidated financial statements:

	For the years ended
	December 31, 2014	December 31, 2013	December 31, 2012
(Amounts in thousands)
Revenue
DynAviation (1)	$1,204,417	$1,373,635	$1,338,514
DynLogistics (1)	1,045,200	1,920,715	2,709,469
Headquarters / Other (2)	2,692	(7,166)	(3,708)
Total revenue	$2,252,309	$3,287,184	$4,044,275

Operating (loss) / income
DynAviation (1)	$(61,501)	$(194,701)	$105,327
DynLogistics (1)	(67,097)	36,243	48,941
Headquarters / Other (3)	(91,348)	(48,322)	(58,385)
Total operating (loss) / income	$(219,946)	$(206,780)	$95,883

Depreciation and amortization
DynAviation (1)	$1,665	$1,628	$685
DynLogistics (1)	55	543	1,043
Headquarters / Other	47,987	48,108	50,086
Total depreciation and amortization (4)	$49,707	$50,279	$51,814

(1)
DynGlobal revenue, operating loss, and depreciation and amortization for the years ended December 31, 2014, December 31, 2013 and December 31, 2012 is immaterial and included within DynAviation and DynLogistics due to the amended organizational structure. See Note 3 for further discussion of our organizational structure.

(2)	Represents revenue earned on shared services arrangements for general and administrative services provided to unconsolidated joint ventures and elimination of intercompany items between segments.

(3)	Headquarters operating loss primarily relates to amortization of intangible assets and other costs that are not allocated to segments and are not billable to our U.S. government customers.

(4)	Includes amounts in Cost of services of $1.1 million, $1.7 million and $1.6 million for the years ended December 31, 2014, December 31, 2013 and December 31, 2012, respectively.

	As of
	December 31, 2014	December 31, 2013	December 31, 2012
(Amounts in thousands)
Assets
DynAviation (1)	$393,246	$447,646	$706,646
DynLogistics (1)	299,961	591,304	800,734
Headquarters / Other (2)	289,280	460,971	463,336
Total assets	$982,487	$1,499,921	$1,970,716

(1)
DynGlobal assets for the years ended December 31, 2014, December 31, 2013 and December 31, 2012 are included within DynAviation and DynLogistics due to the amended organizational structure. See Note 3 for further discussion of our organizational structure.

(2)	Assets primarily include cash, investments in unconsolidated subsidiaries, net deferred tax liabilities, intangible assets (excluding goodwill) and deferred debt issuance costs.

Geographic Information — Revenue by geography is determined based on the location of services provided.

	For the years ended
	December 31, 2014		December 31, 2013		December 31, 2012
(Amounts in thousands)
United States	$612,220	27%	$695,772	21%	$635,293	16%
Afghanistan	1,003,205	45%	1,845,234	56%	2,436,714	60%
Middle East (1)	387,021	17%	534,861	16%	730,372	18%
Other Americas	84,424	4%	87,759	3%	106,160	3%
Europe	53,853	2%	52,365	2%	51,209	1%
Asia-Pacific	41,953	2%	46,170	1%	44,000	1%
Other	69,633	3%	25,023	1%	40,527	1%
Total revenue	$2,252,309	100%	$3,287,184	100%	$4,044,275	100%

(1)
The Middle East includes but is not limited to activities in Iraq, Oman, Qatar, United Arab Emirates, Kuwait, Palestine, Sudan, Pakistan, Jordan, Lebanon, Bahrain, Saudi Arabia, Turkey and Egypt. The vast majority of all assets owned by the Company were located in the U.S. as of December 31, 2014.

Revenue from the U.S. government accounted for approximately 94%, 96% and 97% of total revenue for the years ended December 31, 2014, December 31, 2013 and December 31, 2012, respectively. As of December 31, 2014 and December 31, 2013 accounts receivable due from the U.S. government represented over 88% and 92% of total accounts receivable, respectively.

Note 12 — Related Parties, Joint Ventures and Variable Interest Entities
Consulting Fees
We have a Master Consulting and Advisory Services agreement ("COAC Agreement") with Cerberus Operations and Advisory Company, LLC, where, pursuant to the terms of the agreement, they make personnel available to us for the purpose of providing reasonably requested business advisory services. The services are priced on a case by case basis depending on the requirements of the project and agreements in pricing. We incurred $4.9 million, $4.6 million and $3.3 million of consulting fees in conjunction with the COAC Agreement during years ended December 31, 2014, December 31, 2013 and December 31, 2012, respectively.
We have three executives who are Cerberus Operations and Advisory Company, LLC (“COAC”) employees, who are seconded to us: James E. Geisler, our Interim Chief Executive Officer, Gregory S. Nixon, our Senior Vice President, Chief Administrative Officer and Chief Legal Officer, and George C. Krivo, our Senior Vice President of Business Development. Inclusive of the $4.9 million COAC consulting fees, we recognized $1.3 million of administrative expense in conjunction with these COAC individuals for the year ended December 31, 2014.
Joint Ventures and Variable Interest Entities
Our most significant joint ventures and VIEs and our associated ownership percentages are listed as follows:

Partnership for Temporary Housing LLC ("PaTH")	30%
Contingency Response Services LLC ("CRS")	45%
Global Response Services LLC ("GRS")	51%
GLS	51%
DynCorp International FZ - LLC ("DIFZ")	25%
Babcock DynCorp Limited ("Babcock")	44%
We account for our investments in VIEs in accordance with ASC 810 - Consolidation. In cases where we have (i) the power to direct the activities of the VIE that most significantly impact its economic performance and (ii) the obligation to absorb losses of the VIE that could potentially be significant or the right to receive benefits from the entity that could potentially be significant to the VIE, we consolidate the entity. Alternatively, in cases where all of the aforementioned criteria are not met, the investment is accounted for under the equity method. As of December 31, 2014, we accounted for PaTH, CRS, Babcock, GRS and GLS as equity method investments. Alternatively, we consolidated DIFZ based on the aforementioned criteria. We present our share of the PaTH, CRS, GRS and GLS earnings in Earnings from equity method investees as these joint ventures are considered operationally integral. Alternatively, we present our share of the Babcock earnings in Other income, net as it is not considered operationally integral.

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
Receivables due from our unconsolidated joint ventures totaled $1.5 million and $2.3 million as of December 31, 2014, December 31, 2013, respectively. These receivables are a result of items purchased and services rendered by us on behalf of our unconsolidated joint ventures. We have assessed these receivables as having minimal collection risk based on our historic experience with these joint ventures and our inherent influence through our ownership interest. The related revenue we earned from our unconsolidated joint ventures totaled $3.9 million, $8.6 million, and $4.2 million for the years ended December 31, 2014, December 31, 2013 and December 31, 2012, respectively. Additionally, we earned $12.4 million, $3.7 million, and $4.8 million in equity method income (includes operationally integral and non-integral income) for the years ended December 31, 2014, December 31, 2013 and December 31, 2012, respectively.
GLS’ revenue was $20.5 million, $21.8 million and $61.1 million for the years ended December 31, 2014, December 31, 2013 and December 31, 2012, respectively. GLS incurred an operating and net loss of $6.0 million and $3.6 million for the years ended December 31, 2014 and December 31, 2013, respectively, as compared to operating and net income of $3.3 million for the year ended December 31, 2012. GLS paid cash dividends of $18.8 million during the year ended December 31, 2014. Based on our 51% ownership in GLS, we recognized $9.6 million in equity method income during the year ended December 31, 2014.
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
We currently hold one promissory note included in Other assets on our consolidated balance sheet from Palm Trading Investment Corp, which had an aggregate initial value of $9.2 million. The loan balance outstanding was $2.9 million and $3.5 million as of December 31, 2014 and December 31, 2013, respectively, reflecting the initial value plus accrued interest, less payments against the promissory note. The fair value of the note receivable is not materially different from its carrying value.
As discussed above and in accordance with ASC 810 - Consolidation, we consolidate DIFZ. The following tables present selected financial information for DIFZ as of December 31, 2014 and December 31, 2013 and for the years ended December 31, 2014, December 31, 2013 and December 31, 2012:

	As of
(Amounts in millions)	December 31, 2014	December 31, 2013
Assets	$4.7	$25.9
Liabilities	1.5	22.2

	For the years ended
(Amounts in millions)	December 31, 2014	December 31, 2013	December 31, 2012
Revenue	$297.7	$414.4	$510.1

The following tables present selected financial information for our equity method investees as of December 31, 2014 and December 31, 2013 and for the years ended December 31, 2014, December 31, 2013 and December 31, 2012:

	As of
(Amounts in millions)	December 31, 2014	December 31, 2013
Current assets	$65.8	$86.3
Total assets	65.9	86.3
Current liabilities	44.4	46.4
Total liabilities	44.4	44.5

	For the years ended
(Amounts in millions)	December 31, 2014	December 31, 2013	December 31, 2012
Revenue	$233.1	$203.1	$234.5
Gross profit	20.7	15.9	17.1
Net income	14.4	10.7	13.4
Many of our joint ventures and VIEs only perform on a single contract. The modification or termination of a contract under a joint venture or VIE could trigger an impairment in the fair value of our investment in these entities. In the aggregate, our maximum exposure to losses as a result of our investment consists of our (i) $8.2 million investment in unconsolidated subsidiaries, (ii) $1.5 million in receivables from our unconsolidated joint ventures, (iii) $2.9 million of notes receivable from Palm Trading Investment Corp, and (iv) contingent liabilities that were neither probable nor reasonably estimable as of December 31, 2014.

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
Revenue on LOGCAP IV was $561.9 million, $1,210.4 million, and $1,771.9 million for the years ended December 31, 2014, December 31, 2013 and December 31, 2012, respectively. Cost of services on LOGCAP IV was $526.9 million, $1,120.5 million, and $1,652.2 million for the years ended December 31, 2014, December 31, 2013 and December 31, 2012, respectively. Our share of the total LOGCAP IV profits was $2.1 million, $37.0 million, and $64.1 million for the years ended December 31, 2014, December 31, 2013 and December 31, 2012, respectively.

Note 14 — Consolidating Financial Statements of Subsidiary Guarantors
The Senior Unsecured Notes issued by DynCorp International Inc. ("Subsidiary Issuer") and the Senior Credit Facility are fully and unconditionally guaranteed, jointly and severally, by the Company ("Parent") and all of the domestic subsidiaries of Subsidiary Issuer: DynCorp International LLC, DTS Aviation Services LLC, DynCorp Aerospace Operations LLC, DynCorp International Services LLC, DIV Capital Corporation, Dyn Marine Services of Virginia LLC, Services International LLC, Worldwide Management and Consulting Services LLC, Worldwide Recruiting and Staffing Services LLC, Heliworks LLC, Phoenix Consulting Group, LLC and Casals & Associates, Inc. ("Subsidiary Guarantors"). Each of the Subsidiary Issuer and the Subsidiary Guarantors is 100% owned by the Company. Under the indenture governing the Senior Unsecured Notes, a guarantee of a Subsidiary Guarantor will terminate upon the following customary circumstances: (i) the sale of the capital stock of such Subsidiary Guarantor if such sale complies with the indenture; (ii) the designation of such Subsidiary Guarantor as an unrestricted subsidiary; (iii) if such Subsidiary Guarantor no longer guarantees certain other indebtedness of the Subsidiary Issuer or (iv) the defeasance or discharge of the indenture.
Subsequent to the issuance of the Company’s consolidated financial statements on Form 10-K for the period ended December 31, 2013, management determined that within the condensed consolidating statement of cash flows for the three months ended March 29, 2013, the intercompany transfers of the Subsidiary Guarantors in the amount of $38.9 million, previously presented as financing activities, should be classified as investing activities. The classification of these intercompany transfers has been corrected in the condensed consolidating statement of cash flows for the calendar year 2012 and calendar year 2013 to be presented within investing activities. This correction has no impact on the consolidated statement of cash flows for calendar year 2014.
The following condensed consolidating financial statements present (i) condensed consolidating balance sheets as of December 31, 2014 and December 31, 2013 (ii) the condensed consolidating statement of operations and comprehensive income for the years ended December 31, 2014, December 31, 2013 and December 31, 2012, (iii) condensed consolidating statements of cash flows for the years ended December 31, 2014, December 31, 2013 and December 31, 2012 and (iv) elimination entries necessary to consolidate Parent and its subsidiaries.
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
DynCorp International, Inc. is considered the Subsidiary Issuer as it issued the Senior Unsecured Notes.

Delta Tucker Holdings, Inc. and Subsidiaries
Condensed Consolidating Statement of Operations Information
For the year ended December 31, 2014

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$—	$2,268,349	$315,551	$(331,591)	$2,252,309
Cost of services	—	—	(2,092,339)	(312,110)	331,584	(2,072,865)
Selling, general and administrative expenses	—	—	(146,623)	(265)	7	(146,881)
Depreciation and amortization expense	—	—	(47,979)	(603)	—	(48,582)
Earnings from equity method investees	—	—	489	9,588	—	10,077
Impairment of goodwill, intangibles and long lived assets	—	—	(214,004)	—	—	(214,004)
Operating income	—	—	(232,107)	12,161	—	(219,946)
Interest expense	—	(68,221)	(2,562)	—	—	(70,783)
Loss on early extinguishment of debt	—	(1,362)	—	—	—	(1,362)
Interest income	—	—	198	23	—	221
Equity in (loss) income of consolidated subsidiaries	(269,780)	(224,551)	10,174	—	484,157	—
Other income, net	—	—	3,736	(56)	—	3,680
(Loss) income before income taxes	(269,780)	(294,134)	(220,561)	12,128	484,157	(288,190)
Benefit (provision) for income taxes	—	24,354	(3,990)	206	—	20,570
Net (loss) income	(269,780)	(269,780)	(224,551)	12,334	484,157	(267,620)
Noncontrolling interest	—	—	—	(2,160)	—	(2,160)
Net (loss) income attributable to Delta Tucker Holdings, Inc.	$(269,780)	$(269,780)	$(224,551)	$10,174	$484,157	$(269,780)

Delta Tucker Holdings, Inc. and Subsidiaries
Condensed Consolidating Statement of Operations Information
For the year ended December 31, 2013

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$—	$3,298,767	$445,144	$(456,727)	$3,287,184
Cost of services	—	—	(3,006,723)	(437,375)	456,845	(2,987,253)
Selling, general and administrative expenses	—	—	(148,962)	(845)	(118)	(149,925)
Depreciation and amortization expense	—	—	(48,028)	(600)	—	(48,628)
Earnings from equity method investees	—	—	1,510	3,060	—	4,570
Impairment of goodwill, intangibles and long lived assets	—	—	(312,728)	—	—	(312,728)
Operating (loss) income	—	—	(216,164)	9,384	—	(206,780)
Interest expense	—	(75,001)	(3,825)	—	—	(78,826)
Loss on early extinguishment of debt	—	(703)	—	—	—	(703)
Interest income	—	—	130	27	—	157
Equity in (loss) income of consolidated subsidiaries	(253,736)	(204,678)	5,097	—	453,317	—
Other (loss) income, net	—	—	(998)	188	—	(810)
(Loss) income before income taxes	(253,736)	(280,382)	(215,760)	9,599	453,317	(286,962)
Benefit (provision) for income taxes	—	26,646	11,082	(267)	—	37,461
Net (loss) income	(253,736)	(253,736)	(204,678)	9,332	453,317	(249,501)
Noncontrolling interest	—	—	—	(4,235)	—	(4,235)
Net (loss) income attributable to Delta Tucker Holdings, Inc.	$(253,736)	$(253,736)	$(204,678)	$5,097	$453,317	$(253,736)

Delta Tucker Holdings, Inc. and Subsidiaries
Condensed Consolidating Statement of Operations Information
For the year ended December 31, 2012

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$—	$4,077,449	$538,118	$(571,292)	$4,044,275
Cost of services	—	—	(3,743,400)	(514,653)	559,121	(3,698,932)
Selling, general and administrative expenses	—	—	(149,236)	(12,297)	12,171	(149,362)
Depreciation and amortization expense	—	—	(49,658)	(602)	—	(50,260)
Earnings from equity method investees	—	—	825	—	—	825
Impairment of goodwill	—	—	(44,594)	—	—	(44,594)
Impairment of intangibles	—	—	(6,069)	—	—	(6,069)
Operating income	—	—	85,317	10,566	—	95,883
Interest expense	—	(80,078)	(6,194)	—	—	(86,272)
Loss on early extinguishment of debt	—	(2,094)	—	—	—	(2,094)
Interest income	—	—	108	9	—	117
Equity in (loss) income of consolidated subsidiaries	(8,937)	(16,604)	4,050	—	21,491	—
Other income (loss), net	—	—	4,814	(142)	—	4,672
(Loss) income before income taxes	(8,937)	(98,776)	88,095	10,433	21,491	12,306
Benefit (provision) for income taxes	—	89,839	(104,699)	(738)	—	(15,598)
Net (loss) income	(8,937)	(8,937)	(16,604)	9,695	21,491	(3,292)
Noncontrolling interest	—	—	—	(5,645)	—	(5,645)
Net (loss) income attributable to Delta Tucker Holdings, Inc.	$(8,937)	$(8,937)	$(16,604)	$4,050	$21,491	$(8,937)

Delta Tucker Holdings, Inc. and Subsidiaries
Condensed Consolidating Statement of Comprehensive Income
For the year ended December 31, 2014

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Net (loss) income	$(269,780)	$(269,780)	$(224,551)	$12,334	$484,157	$(267,620)
Other comprehensive income:
Currency translation adjustment	(131)	(131)	—	(131)	262	(131)
Other comprehensive income, before tax	(131)	(131)	—	(131)	262	(131)
Income tax expense related to items of other comprehensive income	47	47	—	47	(94)	47
Other comprehensive loss	(84)	(84)	—	(84)	168	(84)
Comprehensive (loss) income	(269,864)	(269,864)	(224,551)	12,250	484,325	(267,704)
Noncontrolling interest	—	—	—	(2,160)	—	(2,160)
Comprehensive (loss) income attributable to Delta Tucker Holdings, Inc.	$(269,864)	$(269,864)	$(224,551)	$10,090	$484,325	$(269,864)

Delta Tucker Holdings, Inc. and Subsidiaries
Condensed Consolidating Statement of Comprehensive Income
For the year ended December 31, 2013

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Net (loss) income	$(253,736)	$(253,736)	$(204,678)	$9,332	$453,317	$(249,501)
Other comprehensive income:
Currency translation adjustment	(437)	(437)	(242)	(195)	874	(437)
Other comprehensive income, before tax	(437)	(437)	(242)	(195)	874	(437)
Income tax expense related to items of other comprehensive income	157	157	86	70	(313)	157
Other comprehensive income	(280)	(280)	(156)	(125)	561	(280)
Comprehensive (loss) income	(254,016)	(254,016)	(204,834)	9,207	453,878	(249,781)
Noncontrolling interest	—	—	—	(4,235)	—	(4,235)
Comprehensive (loss) income attributable to Delta Tucker Holdings, Inc.	$(254,016)	$(254,016)	$(204,834)	$4,972	$453,878	$(254,016)

Delta Tucker Holdings, Inc. and Subsidiaries
Condensed Consolidating Statement of Comprehensive Income
For the year ended December 31, 2012

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Net (loss) income	$(8,937)	$(8,937)	$(16,604)	$9,695	$21,491	$(3,292)
Other comprehensive income:
Currency translation adjustment	225	225	123	102	(450)	225
Other comprehensive income, before tax	225	225	123	102	(450)	225
Income tax expense related to items of other comprehensive income	(83)	(83)	(45)	(38)	166	(83)
Other comprehensive income	142	142	78	64	(284)	142
Comprehensive (loss) income	(8,795)	(8,795)	(16,526)	9,759	21,207	(3,150)
Noncontrolling interest	—	—	—	(5,645)	—	(5,645)
Comprehensive (loss) income attributable to Delta Tucker Holdings, Inc.	$(8,795)	$(8,795)	$(16,526)	$4,114	$21,207	$(8,795)

Delta Tucker Holdings, Inc. and Subsidiaries
Condensed Consolidating Balance Sheet Information
December 31, 2014

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
	ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$87,300	$6,704	$—	$94,004
Restricted cash	—	—	707	—	—	707
Accounts receivable, net	—	—	452,938	719	(5,161)	448,496
Intercompany receivables	—	—	234,109	28,231	(262,340)	—
Prepaid expenses and other current assets	—	—	73,456	1,217	(473)	74,200
Deferred taxes	—	—	—	—	—	—
Total current assets	—	—	848,510	36,871	(267,974)	617,407
Long-term restricted cash	—	—	952	—	—	952
Property and equipment, net	—	—	23,615	171	—	23,786
Goodwill	—	—	96,489	32,399	—	128,888
Tradenames, net	—	—	28,762	—	—	28,762
Other intangibles, net	—	—	148,825	655	—	149,480
Investment in subsidiaries	—	805,417	55,087	—	(860,504)	—
Long-term deferred taxes	—	—	5,696	—	—	5,696
Other assets, net	558	11,775	15,183	—	—	27,516
Total assets	$558	$817,192	$1,223,119	$70,096	$(1,128,478)	$982,487

	LIABILITIES & EQUITY
Current liabilities:
Accounts payable	$—	$—	$146,016	$1,253	$(723)	$146,546
Accrued payroll and employee costs	—	—	84,725	13,296	(4,314)	93,707
Intercompany payables	45,643	188,466	28,231	—	(262,340)	—
Deferred income taxes	—	—	31,453	24	—	31,477
Other accrued liabilities	37,681	24,135	105,404	436	(37,630)	130,026
Income taxes payable	—	—	5,072	—	(648)	4,424
Total current liabilities	83,324	212,601	400,901	15,009	(305,655)	406,180
Long-term debt, less current portion	—	642,272	—	—	—	642,272
Long-term deferred taxes	—	—	—	—	—	—
Other long-term liabilities	—	—	11,312	—	—	11,312
Noncontrolling interests	—	—	5,489	—	—	5,489
(Deficit) equity	(82,766)	(37,681)	805,417	55,087	(822,823)	(82,766)
Total liabilities and equity	$558	$817,192	$1,223,119	$70,096	$(1,128,478)	$982,487

Delta Tucker Holdings, Inc. and Subsidiaries
Condensed Consolidating Balance Sheet Information
December 31, 2013

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
	ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$144,025	$26,820	$—	$170,845
Restricted cash	—	—	1,659	—	—	1,659
Accounts receivable, net	—	—	596,901	1,990	(21,755)	577,136
Intercompany receivables	—	—	173,987	7,857	(181,844)	—
Prepaid expenses and other current assets	—	—	123,761	456	293	124,510
Total current assets	—	—	1,040,333	37,123	(203,306)	874,150
Property and equipment, net	—	—	23,797	323	—	24,120
Goodwill	—	—	261,367	32,400	—	293,767
Tradenames, net	—	—	43,464	—	—	43,464
Other intangibles, net	—	—	224,152	1,087	—	225,239
Investment in subsidiaries	228,870	1,095,853	45,383	—	(1,370,106)	—
Other assets, net	891	17,525	20,765	—	—	39,181
Total assets	$229,761	$1,113,378	$1,659,261	$70,933	$(1,573,412)	$1,499,921

	LIABILITIES & EQUITY
Current liabilities:
Accounts payable	$—	$—	$192,456	$2,243	$(1,553)	$193,146
Accrued payroll and employee costs	—	—	111,547	22,770	(19,983)	114,334
Intercompany payables	45,976	128,011	7,857	—	(181,844)	—
Deferred income taxes	—	—	30,960	5	—	30,965
Other accrued liabilities	—	24,225	175,796	438	74	200,533
Income taxes payable	—	—	13,926	94	—	14,020
Total current liabilities	45,976	152,236	532,542	25,550	(203,306)	552,998
Long-term debt, less current portion	—	732,272	—	—	—	732,272
Long-term deferred taxes	—	—	17,359	—	—	17,359
Other long-term liabilities	—	—	7,632	—	—	7,632
Noncontrolling interests	—	—	5,875	—	—	5,875
Equity	183,785	228,870	1,095,853	45,383	(1,370,106)	183,785
Total liabilities and equity	$229,761	$1,113,378	$1,659,261	$70,933	$(1,573,412)	$1,499,921

Delta Tucker Holdings, Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flow Information
For the year ended December 31, 2014

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$333	$29,545	$(6,454)	$3,650	$(1,697)	25,377
Cash flows from investing activities:
Purchase of property and equipment, net	—	—	(8,712)	—	—	(8,712)
Proceeds from sale of property and equipment	—	—	44	—	—	44
Purchase of software	—	—	(1,631)	—	—	(1,631)
Return of capital from equity method investees	—	—	5,625	—	—	5,625
Contributions to equity method investees	—	—	—	—	—	—
Net Transfer (to) from affiliates	—	—	(60,122)	(20,372)	80,494	—
Net cash used in investing activities	—	—	(64,796)	(20,372)	80,494	(4,674)
Cash flows from financing activities:
Borrowings on long-term debt	—	118,000	—	—	—	118,000
Payments on long-term debt	—	(208,000)	—	—	—	(208,000)
Payments of deferred financing cost	—	—	(1,740)	—	—	(1,740)
Borrowings related to financed insurance	—	—	20,214	—	—	20,214
Payments related to financed insurance	—	—	(24,321)	—	—	(24,321)
Payments of dividends to Parent	—	—	—	(3,394)	1,697	(1,697)
Transfers (to) from affiliates	(333)	60,455	20,372	—	(80,494)	—
Net cash (used in) provided by financing activities	(333)	(29,545)	14,525	(3,394)	(78,797)	(97,544)
Net increase in cash and cash equivalents	—	—	(56,725)	(20,116)	—	(76,841)
Cash and cash equivalents, beginning of period	—	—	144,025	26,820	—	170,845
Cash and cash equivalents, end of period	$—	$—	$87,300	$6,704	$—	$94,004

Delta Tucker Holdings, Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flow Information
For the year ended December 31, 2013

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$461	$30,040	$101,590	$9,793	$(4,382)	$137,502
Cash flows from investing activities:
Purchase of property and equipment, net	—	—	(7,604)	(24)	—	(7,628)
Proceeds from sale of property and equipment	—	—	182	—	—	182
Purchase of software	—	—	(2,718)	—	—	(2,718)
Return of capital from equity method investees	—	—	2,223	—	—	2,223
Contributions to equity method investees	—	—	(30)	—	—	(30)
Net Transfer (to) from affiliates	—	—	(9,939)	(7,857)	17,796	—
Net cash used in investing activities	—	—	(17,886)	(7,881)	17,796	(7,971)
Cash flows from financing activities:
Borrowings on long-term debt	—	745,900	—	—	—	745,900
Payments on long-term debt	—	(796,537)	—	—	—	(796,537)
Payments of deferred financing cost	—	—	(2,139)	—	—	(2,139)
Borrowings related to financed insurance	—	—	9,431	—	—	9,431
Payments related to financed insurance	—	—	(29,734)	—	—	(29,734)
Payments of dividends to Parent	—	—	—	(8,764)	4,382	(4,382)
Transfers (to) from affiliates	(461)	20,597	7,856	(10,196)	(17,796)	—
Net cash (used in) provided by financing activities	(461)	(30,040)	(14,586)	(18,960)	(13,414)	(77,461)
Net increase in cash and cash equivalents	—	—	69,118	(17,048)	—	52,070
Cash and cash equivalents, beginning of period	—	—	74,907	43,868	—	118,775
Cash and cash equivalents, end of period	$—	$—	$144,025	$26,820	$—	$170,845

Delta Tucker Holdings, Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flow Information
For the year ended December 31, 2012

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$664	$103,223	$29,660	$13,309	$(2,666)	$144,190
Cash flows from investing activities:
Purchase of property and equipment, net	—	—	(5,467)	(61)	—	(5,528)
Proceeds from sale of property and equipment	—	—	25	—	—	25
Cash paid for acquisition, net of cash acquired	—	—	(11,746)	—	—	(11,746)
Purchase of software	—	—	(2,590)	—	—	(2,590)
Return of capital from equity method investees	—	—	9,154	—	—	9,154
Contributions to equity method investees	—	—	(1,478)	—	—	(1,478)
Net Transfer from (to) affiliates	—	—	12,159	9,196	(21,355)	—
Net cash used in investing activities	—	—	57	9,135	(21,355)	(12,163)
Cash flows from financing activities:
Borrowings on long-term debt	—	325,000	—	—	—	325,000
Payments on long-term debt	—	(415,000)	—	—	—	(415,000)
Borrowings related to financed insurance	—	—	62,580	—	—	62,580
Payments related to financed insurance	—	—	(53,918)	—	—	(53,918)
Payments of dividends to Parent	—	—	—	(4,785)	2,666	(2,119)
Transfers (to) from affiliates	(664)	(13,223)	(9,196)	1,728	21,355	—
Net cash (used in) provided by financing activities	(664)	(103,223)	(534)	(3,057)	24,021	(83,457)
Net increase in cash and cash equivalents	—	—	29,183	19,387	—	48,570
Cash and cash equivalents, beginning of period	—	—	45,724	24,481	—	70,205
Cash and cash equivalents, end of period	$—	$—	$74,907	$43,868	$—	$118,775

Note 15— Subsequent Events
We evaluated potential subsequent events occurring after the period end date and determined no subsequent events merited disclosure for the year ended December 31, 2014, except as disclosed within the Notes to the consolidated financial statements.

Schedule I - Condensed Financial Information of Registrant
DELTA TUCKER HOLDINGS, INC.
CONDENSED BALANCE SHEETS

	As of
	December 31, 2014	December 31, 2013
(Amounts in thousands)
Deferred tax assets	$558	$891
Investment in subsidiaries	—	228,870
Total assets	$558	$229,761

Liabilities	$83,324	$45,976
Stockholders (Deficit) Equity	(82,766)	183,785
Total liabilities and equity	$558	$229,761
See notes to this schedule
DELTA TUCKER HOLDINGS, INC.
CONDENSED STATEMENTS OF OPERATIONS

	For the years ended
	December 31, 2014	December 31, 2013	December 31, 2012
(Amounts in thousands)
Equity in income of subsidiaries, net of tax	$(269,780)	$(253,736)	$(8,937)
Income before income taxes	(269,780)	(253,736)	(8,937)
Income tax benefit	—	—	—
Net loss	$(269,780)	$(253,736)	$(8,937)
See notes to this schedule
DELTA TUCKER HOLDINGS, INC.
CONDENSED STATEMENTS OF CASH FLOWS

For the years ended
	December 31, 2014	December 31, 2013	December 31, 2012
(Amounts in thousands)
Net cash from operating activities	$333	$461	$664
Net cash from investing activities	—	—	—
Net cash from financing activities	(333)	(461)	(664)
Net change in cash and cash equivalent	—	—	—
Cash and cash equivalents, beginning of period	—	—	—
Cash and cash equivalents, end of period	$—	$—	$—
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
Note 2 — Dividends Received from Consolidated Subsidiaries
We have received no dividends from our consolidated subsidiaries including DynCorp International Inc. which has covenants related to its long-term debt, including restrictions on dividend payments as of December 31, 2014. As the parent guarantor to DynCorp International Inc., we are subject to certain restrictions set forth under the Senior Credit Facility, including restrictions on the payment of dividends. As we are the holding company of DynCorp International Inc. and have no independent operations apart from DynCorp International Inc. and no assets other than our investment in DynCorp International Inc. and associated deferred taxes, our retained earnings and net income are fully encumbered by these restrictions.
Note 3 — Equity
Our equity was initially comprised of a capital contribution of $550.9 million. Between our inception and December 31, 2014, our equity has been impacted by our earnings, changes in other comprehensive income and additional paid in capital.

Schedule II - Valuation and Qualifying Accounts
Delta Tucker Holdings, Inc.
For the years ended December 31, 2014, December 31, 2013 and December 31, 2012

(Amount in thousands)	Beginning of Period	Charged to Costs and Expense	Deductions from Reserve (1)	End of Period
Allowance for doubtful accounts:
December 31, 2011 — December 31, 2012	$1,947	$722	$(1,188)	$1,481
December 31, 2012 — December 31, 2013	$1,481	$1,531	$(1,391)	$1,621
December 31, 2013 — December 31, 2014	$1,621	$3,269	$(154)	$4,736

(1)	Deductions from reserve represents accounts written off, net of recoveries.

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
Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the

Act, for the period ended December 31, 2014. Based on the evaluation performed, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting — There have been no changes in our internal control over financial reporting (as such term is defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management's Report on Internal Control Over Financial Reporting — Management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2014.

ITEM 9B. OTHER INFORMATION.
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The following are the names, ages and a brief account of the business experience for the past five years of our directors and executive officers as of March 10, 2015. Unless the context otherwise indicates, references herein to “we,” “our,” “us,” or “the Company” refer to Delta Tucker Holdings, Inc. and its consolidated subsidiaries.

Name	Age	Position
James E. Geisler	48	Interim Chief Executive Officer and Director
Chan Galbato	52	Lead Director
General Michael Hagee (USMC Ret.)	70	Director
Brett Ingersoll	51	Director
General John Tilelli (USA Ret.)	73	Director
Michael Sanford	33	Director
William T. Kansky	53	Senior Vice President and Chief Financial Officer
Gregory S. Nixon	51	Senior Vice President, Chief Administrative Officer and Chief Legal Officer
George C. Krivo	52	Senior Vice President, Business Development
Eric Lannen	49	Senior Vice President, Human Resources
Lawrence Phillips	44	Senior Vice President, Operations
Randall Bockenstedt	60	Senior Vice President, DynLogistics
James Myles	62	Senior Vice President, DynAviation
Each of our directors brings extensive management and leadership experience gained through their service in our industry and other diverse businesses. In these roles, they have taken hands-on, day-to-day responsibility for strategy and operations. In the paragraphs below, we describe specific individual qualifications and skills of our directors that contribute to the overall effectiveness of our Board of Directors (the “Board”) and its committees. In addition, as discussed in the paragraphs below, certain of our executive officers are employees of Cerberus Operations and Advisory Company, LLC ("COAC") and seconded to us pursuant to the COAC Agreement, which is described under "Certain Relationships and Related Transactions, and Director Independence" and Note 12 to the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
James E. Geisler is an employee of COAC who has been seconded to us as our Interim Chief Executive Officer since he joined COAC in August 2014. Mr. Geisler is currently a director of the Company and has been a director since September 2012. He was a member of the Company's Audit Committee and Business, Ethics and Compliance Committee since September 2012, until accepting his current role as Interim Chief Executive Officer in August 2014. Prior to joining COAC, Mr. Geisler was the Chief Operating Officer and Chief Financial Officer at CreoSalus, a Kentucky-based life-science company. Before joining CreoSalus in 2010, he spent 17 years with United Technologies Corporation, a Dow Jones company with over $50 billion in revenue with operations in six industries, including the aerospace and security industries. Mr. Geisler was co-Chief Financial

Officer for four years with responsibilities including treasury, investor relations and financial planning. He also served as Vice President of Strategy, in charge of business development and acquisitions. Mr. Geisler's career began with General Electric's aerospace business with assignments in the U.S. and Asia. He holds a Master's in Business Administration from the University of Virginia's Darden Graduate School of Business Administration and a Bachelor of Business Administration from the University of Kentucky.
Chan Galbato currently serves as the Chief Executive Officer of COAC, a position he has held since March 2012. Mr. Galbato served as a Senior Operating Executive of Cerberus since 2009. Prior to joining Cerberus, Mr. Galbato served as the Chief Executive Officer and President of the Controls Group at Invensys plc, the President of Services for The Home Depot, and President and Chief Executive Officer of Armstrong Floor Products. He also serves as Chairman of Blue Bird Corporation and YP Holdings LLC and is a member of the board of directors of Steward Health Care LLC. From 2006 to 2013, he was also a director of the Brady Corporation, most recently as its Lead Director. He holds a Master’s degree in Business Administration from the University of Chicago and a Bachelor’s degree in economics from the State University of New York. Mr. Galbato was selected to serve as one of our directors because of his extensive experience in financing, private equity investments and board service.
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
Brett Ingersoll has been a director since July 2010. Mr. Ingersoll has served as Senior Managing Director and Co-Head of Private Equity at Cerberus since January 2002. He is also a member of the boards of directors of Grifols S.A., Steward Healthcare System, Covis Pharmaceuticals and EntreCap Financial. Mr. Ingersoll holds a Bachelor's degree in economics from Brigham Young University and a Master's degree in business administration from Harvard Business School. Mr. Ingersoll was selected to serve as one of our directors because he has extensive experience in financing, private equity investments and board service.
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
Michael Sanford currently serves as a Managing Director of Cerberus Capital Management, L.P.’s private equity group. Mr. Sanford joined Cerberus in 2006. Prior to joining Cerberus, Mr. Sanford was at The Blackstone Group in its Restructuring and Reorganization Advisory Group. He also serves as a member of the board of directors of YP Holdings LLC, Tier 1 Group LLC and DynCorp International FZ-LLC. He holds a Bachelor’s degree with highest distinction in finance and international business from the Schreyer Honors College at the Pennsylvania State University. Mr. Sanford was selected to serve as one of our directors because he has extensive experience in financing and private equity investments.
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
Gregory S. Nixon is a Managing Director of COAC who has been seconded to us as our Senior Vice President, Chief Administrative Officer and Chief Legal Officer where he oversees the legal, contracts and compliance affairs of the Company since he joined COAC in September 2014. From October 2013 to August 2014, Mr. Nixon served as Chief Legal Officer of CH2M HILL Companies, Ltd. Prior to CH2M Hill, Mr. Nixon served as our Senior Vice President, Corporate Secretary and General Counsel. Previously, Mr. Nixon worked for McKinsey & Company Inc., from August 2007 to September 2009. From September 2002 to August 2007, he was at Booz Allen Hamilton Incorporated as a Principal and Associate General Counsel. Mr. Nixon also practiced law at the international law firm of Howrey & Simon LLP in their Commercial Litigation Group and Intellectual Property Group. After serving as a commissioned officer in the U.S. Air Force, Mr. Nixon held senior government positions in the U.S.

Government Accountability Office and served as special counsel in the intelligence community. He is a retired Lieutenant Colonel in the U.S. Air Force Judge Advocate General’s Corps Reserve. Mr. Nixon is a licensed patent attorney. Mr. Nixon has a Bachelor’s of Science in mechanical engineering from Tuskegee University and a Juris Doctor degree from Georgetown University Law Center.
George C. Krivo is a COAC employee who has been seconded to us as our Senior Vice President, Business Development since he joined COAC in September 2014. From December 2010 to May 2014, Mr. Krivo was employed by us and held numerous positions, including serving as our Senior Vice President of DynLogistics from March 2013 until May 2014, our Senior Vice President of Business Development from January 2011 to March 2013 and our Vice President, Land Systems in our Global Platform Support Solutions segment from December 2010 to January 2011. Previously, Mr. Krivo served as vice president and division manager for Science Applications International Corporation (SAIC) before joining us in August 2009.  From August 2005 to December 2008, Mr. Krivo was vice president and general manager of DRS Technologies’ Engineering & Logistics Enterprise and led business development for the land vehicle electro-optical/infrared business. From 1985 to 2005, Mr. Krivo served as an active duty commissioned officer in the U.S. Army. Mr. Krivo’s military experience includes serving as policy advisor to the chairman of the Joint Chiefs of Staff; strategy advisor to the Chief of Staff of the Army, senior military spokesperson for coalition forces in Iraq, operations officer for a Patriot missile brigade in Germany and commander of an armored and mechanized Task Force in Bosnia.  Mr. Krivo holds a Master of Arts from the University of Oklahoma and a Bachelor of Arts from Cornell College.
Eric Lannen has been our Senior Vice President, Human Resources since April 2014. Previously, Mr. Lannen served as Vice President of Human Resources for McDermott International from August 2012 to March 2014. From September 2006 to July 2012 Mr. Lannen led the talent acquisition function for IBM across Asia Pacific, Africa, the Middle East & South America after being promoted from the Director, HR Outsourced Services. His most recent role in the defense industry was as Vice President, Human Resources for the government division of Kellogg Brown & Root (KBR) where he served from August 2004 to August 2006. He holds a Bachelor of Science degree from Texas A&M University and has passed the Society of HR Management (SHRM) certification credentials to be a Senior Professional of Human Resources.
Lawrence Phillips was our Senior Vice President, Operations from April 2012 to March 2015, at which time he left the Company. Before joining DI Mr. Phillips led strategic initiatives for DI on behalf of Cerberus Capital Management L.P. Mr. Phillips joined Cerberus in 2003 and has managed corporate transformation projects for other portfolio companies, most notably as Senior Vice President of Formica Corporation, a global building materials manufacturer. Before joining Cerberus he was a senior finance and marketing executive for BigMachines, Inc. Mr. Phillips began his career in management positions at GE Appliances and GE Power Systems. He was later appointed to the GE corporate audit staff and led operations-improvement projects and financial audits for GE businesses in the U.S. and in Europe.
Randall Bockenstedt has been our Senior Vice President, DynLogistics since September 2014. Mr. Bockenstedt joined the company in February 2010 and has served in several leadership roles, including leading the Operations and Maintenance Business Area Team. He also previously served as program director for the FIRST IDIQ, which includes programs at Fort Campbell, Kentucky, and Fort Bliss, Texas from April 2010 to September 2011. Mr. Bockenstedt has experience working on a number of global base operations and logistics programs which began with his service in the U.S. Army. He holds a Master’s degree in strategic studies from the Air War College as well as a Master’s degree in Public Administration from Shippensburg University of Pennsylvania.
James R. Myles has been our Senior Vice President, DynAviation since April of 2013. Prior to this role, he served as Vice President of the Company's Aviation BAT from February 2011 to March 2013. Mr. Myles joined us in February 2011, after being retired three years as the Commanding General of the U.S. Army Aviation and Missile Command ("AMCOM"). During his service in the Army General Myles led the Army Test and Evaluation Command and the Army Operational Test Command. He served in the 160th Special Operations Aviation Regiment and he led the 17th Aviation Brigade in Korea. He began his 36-year Army career as an infantry platoon leader and qualified early on in rotary and fixed-wing aircraft maintenance.

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
We have a comprehensive and longstanding ethics and compliance program in support of our Code. It includes mandatory training on a wide range of topics, consistent communication, and a robust system to report concerns or potential violations. We are guided at all times by the highest standards of integrity, whether dealing with customers, co-workers, or others. By operating each day with this commitment in mind we can provide a solid return to our shareholders, develop meaningful work for our employees, and create something of value for our communities. The Code of Ethics and Business Conduct addresses, among other matters, the obligation of accounting and financial personnel to maintain accurate records of the Company's operations, comply with laws and report violations. Our Code of Ethics and Business Conduct is posted on our website, http://www.dyn-intl.com, under the heading “Investor Relations - Corporate Governance”.
Corporate Governance Guidelines and Information
We are committed to maintaining and practicing the highest standards of ethics and corporate governance. The Board has adopted Corporate Governance Guidelines that provide a flexible framework within which the Board and its committees oversee the governance of the Company. These guidelines are available on our website, http://www.dyn-intl.com, under the heading “Investor Relations - Corporate Governance”. The Board of Directors assesses the Corporate Governance Guidelines annually. The Corporate Governance Guidelines addresses, among other matters, the duties of the Board and its Committees, Board composition and criteria, procedures for annual evaluation of the Board and the Chief Executive Officer, executive succession planning and communications with other constituents.
COMMITTEES OF THE BOARD OF DIRECTORS
The Board has established three standing committees: (1) Audit, (2) Business Ethics and Compliance and (3) Compensation. In addition, special committees may be established under the direction of the Board when necessary to address specific issues. As of December 31, 2014 the committees consisted of the following members of the Board:

Name	Audit	Business Ethics and Compliance	Compensation
James E. Geisler (1)
Chan Galbato	X
General Michael Hagee (USMC Ret.)	X	C	X
Brett Ingersoll	X		C
General John Tilelli (USA Ret.)	C	X	X
Michael Sanford	X
(1) Upon Mr. Geisler's employment as Interim Chief Executive Officer in July 2014, he left his positions on the Audit and Business Ethics and Compliance committees; however, he continued to serve on the Board. See "Director Compensation" under Item 11 below for further detail.
C - Committee Chairman
X - Committee Member
STANDING COMMITTEES
Audit Committee
The Audit Committee oversees risks related to the Company's financial statements, the financial reporting process, certain compliance issues and accounting matters. The Audit Committee is also responsible for the oversight of (i) management's assessment of internal controls; (ii) our internal audit function; (iii) the Company's policies and practices with respect to enterprise risk management programs and processes; and (iv) audits of the Company's financial statements on behalf of the Board. Among other duties, it is directly responsible for the selection and oversight of our independent auditors. The functions of the Audit Committee are further described in the Audit Committee's charter. The Audit Committee met four times during the year ended December 31, 2014. The Audit Committee met on March 10, 2015 in relation to the year ended December 31, 2014. The Audit Committee’s charter is available on our website, http://www.dyn-intl.com, under the heading “Investor Relations — Corporate Governance.”
Even though our stock is not publicly traded as of the Merger, in accordance with our Corporate Governance Guidelines, Members of the Audit Committee who are determined by the Board to be independent, if any, within the meaning of our Corporate Governance Guidelines must satisfy the requirements of the New York Stock Exchange (“NYSE”). The Board determined that General Hagee and General Tilleli are independent Directors. Mr. Galbato, Mr. Ingersoll and Mr. Sanford are not considered as independent Directors because of their employment with Cerberus.
The Board does not prohibit its members from serving on boards or committees of other organizations, and has not adopted any specific guidelines limiting such activities. However, the service on boards or committees should be consistent with the Company's conflict of interest policies and the terms of the charters of the various committees of the Board.

The Board has determined that Messrs. Galbato, Ingersoll and Sanford are “audit committee financial experts” as defined by the United States Securities and Exchange Commission (“SEC”) rules. Mr. Galbato and Mr. Ingersoll currently serve on the Audit committees of other public companies in addition to our Audit Committee, and the Board has determined that their simultaneous service does not impair their ability to serve effectively on the Company's Audit Committee.
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
Compensation Committee
Our Compensation Committee is responsible for making recommendations to the Board concerning the compensation of the CEO and other executive officers, including the appropriateness of salary, incentive compensation, equity-based compensation plans and certain other benefit plans. Our Compensation Committee evaluates the performance of the CEO and other executive officers in setting their compensation levels and considers the Company's performance, as well as other factors deemed appropriate by our Compensation Committee. Our Compensation Committee occasionally engages independent consulting firms to review and evaluate various elements of the CEO's and other executive officers' total compensation, as discussed below under “Compensation Discussion and Analysis.” Our Compensation Committee met six times during the year ended December 31, 2014. On March 10, 2015, the Compensation Committee met to approve calendar year 2015 compensation for the NEOs.
Our Compensation Committee’s charter is available on our website, http://www.dyn-intl.com, under the heading “Investor Relations — Corporate Governance.”

ITEM 11. EXECUTIVE COMPENSATION.
COMPENSATION DISCUSSION AND ANALYSIS

Overview
This Compensation Discussion and Analysis ("CD&A") describes the policies and objectives underlying our compensation program for our Named Executive Officers (“NEOs”). Accordingly, this section addresses and analyzes each element of our NEOs' compensation program. Our NEOs were made up of our (1) current interim CEO, (2) former CEOs, (3) current CFO, (4) three most highly compensated executive officers other than the CEO and CFO who were serving as executive officers as of December 31, 2014, and (5) two former executive officers serving during the year who were not serving as executive officers as of December 31, 2014 but who would have been among the three most highly compensated executive officers other than the CEO and CFO if they were serving as executive officers as of December 31, 2014. This section also presents a series of tables containing specific information about the compensation awarded to, earned by or paid to our NEOs. For the year ended December 31, 2014, our NEOs were:

•	James E. Geisler, a COAC employee seconded to us as Interim Chief Executive Officer as of December 31, 2014, who is named executive officer by reason of his position with us;

•	S. Gordon Walsh, former Chief Executive Officer, who was a named executive officer by reason of his former position with us;

•	Steven F. Gaffney, former Chief Executive Officer, who was a named executive officer by reason of his former position with us;

•	William T. Kansky, Senior Vice President and Chief Financial Officer as of December 31, 2014; who is a named executive officer by reason of his position with us;

•	George C. Krivo, a COAC employee seconded to us as Senior Vice President, Business Development, who is a named executive officer by reason of his level of compensation as an executive officer;

•
Gregory S. Nixon, a COAC employee seconded to us as Senior Vice President, Chief Administrative Officer and Chief Legal Officer, who is a named executive officer by reason of his level of compensation as an executive officer;

•	Lawrence Phillips, Senior Vice President, Operations, who is a named executive officer by reason of his level of compensation as an executive officer;

•	Christopher C. Bernhardt, former President, who was a named executive officer by reason of his level of compensation as a former executive officer;

•	Joseph Ruffolo Jr., former Chief of Staff, who was a named executive officer by reason of his level of compensation as a former executive officer.
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

•	providing equity and other long-term incentives that reward executives for successful value creation, on terms comparable to those of our investors; and

•	allowing individual pay levels to vary considerably with individual executive responsibilities, capabilities and performance.
Executive Compensation Philosophy
Our Compensation Committee believes our compensation programs must assist us in attracting and retaining superior talent, and should motivate our NEOs to achieve our business objectives. Based on this philosophy, the compensation of our NEOs includes a combination of salary, annual incentive (i.e., cash bonuses), long-term incentives and equity compensation, and other employment benefits. Salary and other employment benefits are intended to provide a competitive foundation for attracting and retaining executives. The annual cash bonus is intended to incentivize and reward management for achieving financial milestones. The Company maintains an equity compensation plan and a long-term incentive plan for certain executives which together with cash compensation opportunities described below will provide competitive total remuneration when, and to the extent, investor objectives are realized. The Compensation Committee maintains such plans to better align compensation with investor objectives and to cause a portion of our NEOs' compensation to be contingent upon the long-term success of the Company.
Our Compensation Committee did not establish any specific percentile pay objectives during or for calendar year 2014. The Compensation Committee operates to ensure individual NEO compensation opportunities are commensurate with executive skills, leadership and performance and role impact. In addition, our Compensation Committee ensures that the aggregate cost of executive talent is generally within the range of competitive practice.
DynCorp Management LLC (“DynCorp Management”) maintains an Equity Incentive Plan to issue authorized classes of membership interests. DynCorp Management was formed in October 2013 between Cerberus Series Four Holdings LLC (“Cerberus Series Four”), Cerberus Partners II, L.P. (“CP II”), Defco Holdings, Inc. ("Holdings"), the non-member manager and certain members of management and outside directors (“Members” or future “Members”) of the Company, solely for acquiring, managing and disposing of shares of common stock of Holdings. All of DynCorp International Inc.'s issued and outstanding common stock is owned by the Company, and all of the Company's issued and outstanding common stock is owned by our parent, Holdings. Awards of DynCorp Management Class B-1 Interests and Class B-2 Interests are made to certain members of management and outside directors of Holdings and its subsidiaries, including Delta Tucker Holdings, Inc. The grant and vesting of the awards is contingent upon the executive’s consent to the terms and conditions set forth in the Class B-1 Interests and B-2 Interests Agreements.
The Company maintains a long-term cash incentive bonus for certain members of management and outside directors, where in the event of a change in control, subject to the various members of management continued employment with the Company through such a change in control and execution of a restrictive covenant agreement within fourteen days of receipt of such agreement, the various members of management shall be eligible to receive a cash incentive bonus. As of December 31, 2014 there was no impact to the financial statements as no triggering event had occurred.
Our long term cash incentive bonus was extended to certain executives as they were deemed necessary to the ongoing performance of the Company's, and its subsidiaries, operations. As such the long term incentive bonus is intended to retain the services of the executive in the event of a change in control.
We are a party to an employment agreement with Mr. Kansky and were formerly parties to employment agreements with Messrs. Walsh, Gaffney and Bernhardt and during his 2014 service as an employee of the Company, Mr. Krivo, which establish minimum salaries, annual incentive compensation targets and also provide for termination payments under certain circumstances. We believe that securing the agreement of these key individuals provides a reasonable level of income security for the executive and covenant protections for the business.
Mr. Geisler is party to a secondment agreement with COAC and DI, given that his direct employer as of December 31, 2014 was COAC. The terms of the secondment set forth the structure of the services relationship of Mr. Geisler with the Company, and the terms concerning compensation in respect to his service. As a secondee, Mr. Geisler remains employed and compensated by COAC. The secondment agreement allows the Company to retain necessary high level talent to fulfill important roles at the Company. The material terms of his secondment agreement are discussed further below, under the headings “Employment Agreements” and “Other Potential Post-Employment Payments.” The Board of Directors retains discretion to provide employment agreements to and execute on the Company's behalf secondment agreements for our NEOs.
Executive Compensation Oversight
Our executive compensation program is administered by our Compensation Committee. As reflected in its charter, our Compensation Committee is charged with reviewing and approving executive salaries, incentive arrangements, and goals and objectives relevant to the performance of our NEOs. Furthermore, our Compensation Committee is also responsible for overseeing all other aspects of executive compensation including executive benefits and perquisites, post-employment benefits and employment agreements. In addition, no less than annually, our Compensation Committee appraises the performance of our NEOs in light of these goals and objectives and sets compensation levels based on this evaluation. For the year ended December 31, 2014, the CEO provided individual performance assessments to our Compensation Committee on performance of individual NEOs other than himself. At the March 10, 2015 Committee meeting, our Compensation Committee reviewed the performance of the CEO in an executive session, without the CEO or any member of management present.

Secondments
For those NEOs that are secondees to the Company, no compensation is paid directly by the Company to the NEO. Rather, COAC pays the NEO directly as its employer and the Company pays COAC pursuant to the applicable secondment agreement for the services provided to the Company by the NEO. As COAC employees, Mr. Krivo and Mr. Nixon were not participating for 2014 in the Company's annual incentive, long-term incentive or equity compensation plans, and were not receiving employment benefits, including any savings plan match, directly from the Company. Mr. Geisler participates in the long-term incentive and equity compensation plans as part of his service as a director but does not participate in any incentive bonus or other employment benefits. Under Mr. Geisler's secondment agreement, there is no explicit severance, or similar termination compensation and provisions applicable. The Company is not involved with setting compensation or benefits paid by COAC to our seconded NEOs.
Use of Consultants
For the year ended December 31, 2014, the Compensation Committee retained Board Advisory, LLC as its compensation consultant to provide advice and resources regarding pay practices relevant to the Company as an employer, and to assist the Compensation Committee in the design of related executive compensation and employment programs. Board Advisory, LLC reports directly to the Compensation Committee, and the Compensation Committee has the sole power to terminate or replace and authorize payment of fees to Board Advisory, LLC. The Compensation Committee directed Board Advisory, LLC to work with members of our management to obtain information necessary for it to form its recommendations and evaluate management's recommendations. Board Advisory, LLC also met with the Compensation Committee during the Compensation Committee's regular meetings and in executive session. Board Advisory, LLC provided additional services during the year ended December 31, 2014 related to the stock based compensation and long-term incentive bonus plans. At the Compensation Committee request, the Board Advisory, LLC provided the Compensation Committee with comparative market data and general survey data with respect to executive officer positions.
Elements of our Executive Compensation Program
The primary elements of our executive compensation program, which covers our non-seconded NEOs as well as other officers and key executives of the company, for the year ended December 31, 2014 were;

•	base salary;

•	an annual incentive bonus, paid in cash;

•	equity based compensation plan;

•	long-term incentive bonus plan;

•	a tax-qualified savings plan with matching company contributions; and

•	perquisites and other personal benefits.
In setting compensation amounts for each such NEO, our Compensation Committee considers, among other factors, the responsibilities, performance and experience of the executive, as well as comparative market pay data. In setting initial target compensation levels the Compensation Committee sets both a salary and a target annual incentive amount, expressed as a percent of base salary. Subsequent increases to base salary are set based on an evaluation of individual performance, as well as responsibilities and comparative market data. Changes to the annual cash incentive target are based on individual executive responsibilities, within the general parameters of competitive practice.
Given satisfactory performance evaluations and achievement of investor financial objectives, our goal is to manage NEO cash compensation (salary and annual cash bonus) within the range of competitive practice. The Long-term incentive plan and equity compensation plan implemented in 2013, for certain members of management and outside directors, in combination with cash compensation, is intended to provide competitive total remuneration when investor objectives are realized, subject to the executives' and directors' continued employment with the Company. The combination of compensation plan elements provides for superior pay opportunities that are externally competitive and align with the business objectives of the Company while ensuring investors' objectives are achieved.

Our seconded NEO costs are managed by the Compensation Committee which includes executive leadership of the COAC through Mr. Ingersoll's participation.
Further specifics with regard to each element of compensation are discussed in the sections below.

Base Salary
We pay our non-seconded NEOs a base salary as fixed compensation for their time, efforts and commitments throughout the year. Salary levels are typically reviewed annually as part of our performance review process as well as upon a promotion or other change in job responsibility. Our review cycle for base salary increases for calendar year 2014 occurred from January to March. Due to competitive pressures within our industry, we froze salary increases for calendar year 2014 and in some instances requested NEOs to take a voluntary, yet temporary, pay reduction to their base salary. The Compensation Committee considers, among other performance standards, the NEO's contributions in assisting the Company in meeting its financial targets, improving operational efficiencies, creating and executing a clear strategy, leading and overseeing significant company driven projects, creating a winning culture of compliance and safety. Generalized competitive pay data in survey format is reviewed by our Compensation Committee as a reference point, but does not necessarily control the Compensation Committee's pay decisions.
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
Under the MIP, target bonus amounts for the year ended December 31, 2014 were based on a percentage of base salary, according to each non-seconded NEO's level and overall job responsibilities. This method of assigning each applicable NEO a MIP target bonus percentage is consistent with our compensation philosophy, as discussed within the “Executive Compensation Philosophy” section above. Actual incentive bonus compensation paid to each executive is reflected in column (f) of the “Summary Compensation Table” below, and further described below in the “NEOs on an Individualized Basis” section.
Specific target bonus percentages are set forth in the following table:

Covered NEO	Calendar Year	Annual Base Salary	Annual Target Bonus Percentage	Annual Target Bonus Amount
Mr. Geisler (1)	2014	$—	—%	$—
Mr. Walsh	2014	$950,000	100%	$950,000
Mr. Gaffney	2014	$1,900,000	130%	$2,470,000
Mr. Kansky	2014	$760,000	100%	$760,000
Mr. Krivo (1)	2014	$—	—%	$—
Mr. Nixon (1)	2014	$—	—%	$—
Mr. Phillips	2014	$375,000	60%	$225,000
Mr. Bernhardt	2014	$522,500	100%	$522,500
Mr. Ruffolo	2014	$352,260	50%	$176,130

(1)	As seconded executives, Mr. Geisler, Mr. Krivo and Mr. Nixon do not participate in the MIP.
Bonuses are paid under the MIP based on the attainment of certain financial performance targets that were approved by our Compensation Committee, as set forth below. The MIP provides that the target bonus percentages and performance targets will be established annually during the first 90 days of the plan year.
For the year ended December 31, 2014, the financial performance metrics for our eligible NEOs included adjusted earnings before interest, tax, depreciation and amortization (“Adjusted EBITDA”), orders and free cash flow. Each eligible NEO's bonus payout formula is based on performance metrics tied to our consolidated performance. Adjusted EBITDA is calculated by adjusting EBITDA for the items described below. We use Adjusted EBITDA as it provides a meaningful measure of operational performance on a consolidated basis because it eliminates the effects of period to period changes in taxes, costs associated with capital investments and interest expense, and adjusts for certain items as defined in our Credit Facility and indenture, see Item 7 Non-GAAP measures for additional information. We established orders as a key measure, as it measures future revenue related to new businesses and growth to existing businesses and is consistent with our long-term strategic operational growth plan. We reward effective management of free cash flow as it is reflects how well we are managing the cash flows of our operating activities.

Based on Company performance, there was no payout for the MIP for calendar year 2014. Had bonuses been earned by our non-seconded NEOs under the MIP for performance for the year ended December 31, 2014, they would be reflected in column (f) of the “Summary Compensation Table” below. Our consolidated performance targets and actual results for the year ended December 31, 2014 were as follows:

Calendar Year Ended	Performance Metric	Performance Targets		Weighting of Performance Metrics	Actual Results
December 31, 2014	Adjusted EBITDA	$150.0	million	60%	$109.0	million
	Orders(1)	$3,000.0	million	20%	$2,159.3	million
	Free Cash Flow(2)	$71.4	million	20%	$15.1	million

(1)
Orders utilized for performance metric purposes are calculated as the funded and unfunded net changes to contract values, including exercised and unexercised options as of December 31, 2014. Estimated future task orders under IDIQ contracts are not considered Orders until the task orders are awarded.

(2)	Free cash flow utilized for performance metric purposes is calculated as cash flows from operating activities less property, plant and equipment and purchased software in calendar year 2014.

Calendar Year 2014 Incentive Bonus Compensation

As noted above, no incentive bonus compensation was approved for the year ended December 31, 2014 as the Company did not achieve its performance targets.
Long-Term Incentive Compensation Plan
The Company maintains a long-term cash incentive bonus for certain executives, where in the event of a change in control, subject to the executives’ continued employment with the Company through such a change in control and execution of a restrictive covenant agreement within fourteen days of receipt of the executed agreement, the executive shall be eligible to receive a cash incentive bonus as set forth in each respective individuals agreement.
Equity Incentive Plan
The Company maintains an Equity Incentive Plan to issue authorized classes of membership interests in DynCorp Management for the purpose of providing long-term equity compensation to certain members of management and outside directors. DynCorp Management granted Class B-1 Interests and Class B-2 Interests to certain executives employed by Holdings and its subsidiaries, including Delta Tucker Holdings, Inc. The vesting of the awards is contingent upon the NEO’s consent to the terms and conditions set forth in the Class B-1 Interests and B-2 Interests Agreements.
The Class B-1 Interests are subject to (i) time-based vesting in separate tranches based on the participants’ hire date (with each tranche subject to a specific “Vesting Date”); (ii) acceleration of vesting in certain circumstances (such as in the event of a change in control or termination of the executive without cause); and (iii) continued employment of the recipient by Holdings or its subsidiaries through the applicable Vesting Dates. Class B-1 Interests held by participants hired in 2013 shall vest in five equal 20% installments starting with the grant date, and then on July 15, 2014, July 15, 2015, July 15, 2016 and July 15, 2017. Class B-1 Interests participants hired in 2012 shall vest with respect to 30% of the Class B-1 Interests on the grant date, an additional 20% on July 15, 2014, 20% on July 15, 2015 and with respect to the remaining Class B-1 Interests on July 15, 2016. Class B-1 Interests participants hired in 2010 and 2011 shall vest with respect to 40% of the Class B-1 Interests as of the grant date, an additional 20% on July 15, 2014 and with respect to the remaining Class B-1 Interests on July 15, 2015. Time based vesting provides for ample retention incentives and economic Class B interests align investors and participants, such that participants are rewarded for successes in the business. Due to the timing of the NEO executing their initial interest agreement for shares granted in December 2013, Mr. Gaffney and Mr. Krivo were the only NEOs to vest new grants in calendar year 2014.

Savings Plan
Each non-seconded NEO is eligible to participate in our tax-qualified 401(k) plan on the same basis as all other eligible employees. We provide a Company matching contribution under the 401(k) plan on a non-discriminatory basis. The matching contributions paid by us on behalf of our NEOs are reflected in column (g) of the "Summary Compensation Table" presented below. Details of the plan are discussed in Note 6 to the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
.

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
Perquisites and Other Personal Benefits
We maintain group medical and dental insurance, accidental death insurance and disability insurance programs for our employees, as well as customary vacation and other similar employee benefits. Non-seconded NEOs are eligible to participate in these programs on the same basis as our other U.S. based salaried employees.
Our Compensation Committee established an Executive Benefits Plan for designated executives including our non-seconded NEOs, under which they are reimbursed up to $15,000 per year on a pre-tax basis for annual physical examinations not covered by our group health plans, as well as personal income tax services and estate planning services. Payments under the Executive Benefits Plan are grossed up to compensate for income taxes on the payments. For the year ended December 31, 2014 payments in the aggregate tax adjusted amount of $45,492, were made to our NEOs under this plan and are reflected in column (g) of the Summary Compensation Table.
The cost we incurred in providing term life insurance benefits to each of our non-seconded NEOs is reflected in column (g) of the “Summary Compensation Table” below. This benefit is generally available to most U.S. based non-union employees.
Mr. Gaffney was provided with a special travel accident policy covering January 2014 to July 2014 with a benefit payout amount of $5,000,000 and an annual premium of $33,473. Mr. Krivo was also provided with a special travel accident policy covering his service period as an employee of the Company from January 2014 to June 2014 with a benefit payment of $3,000,000 and an annual premium of $20,084. Each NEO's respective taxable share of the premium for such insurance is reflected in column (g) of the “Summary Compensation Table” below. In addition, Mr. Gaffney had been provided with a $12,500,000 life insurance policy.
Employment Agreements and Post-Employment Benefits
Our Compensation Committee believes it generally to be in our best interests to design compensation programs that: (i) assist us in attracting and retaining qualified executive officers; (ii) provide certainty about the consequences of terminating certain executive officers’ employment; and (iii) most importantly, protect us by obtaining post-termination covenants. Mr. Kansky is the only NEO with an employment agreement as of December 31, 2014. See further discussion in the Executive Compensation section below.

NEO Compensation on an Individualized Basis
The following paragraphs describe the manner in which our Compensation Committee determined the specified amount of each element of compensation for non-seconded NEOs on an individualized basis for the year ended December 31, 2014. Actual compensation under the MIP may differ from targeted compensation based on the achievement of Company annual financial performance targets or through discretionary action by our Compensation Committee. See the “Base Salary,” “Incentive Bonus Compensation” and the "Equity Incentive Plan" for general discussion on the compensation elements discussed below. Other compensation, including 401(k) matching, professional fees reimbursement and related benefits generally available to all domestic employees, are provided to the NEOs, but are not a significant portion of their compensation. Salary levels for each NEO, including consideration of any adjustment in salary, were approved in March 2014 and reflect factors including the NEOs performance during 2013. Due to competitive pressures within our industry, we froze salary increases for calendar year 2014 and in some instances requested NEOs to take a voluntary, yet temporary, pay reduction to their base salary.
Mr. Geisler's compensation is determined by the secondment agreement executed between himself, COAC and DI. Per his secondment agreement the Company is charged $1,630,055 annually for Mr. Geisler's services to DI. As a COAC employee, Mr. Geisler was not eligible to participate in our 2014 MIP program. Mr. Geisler is eligible to receive a long-term cash incentive bonus for his service as a Director of $160,000 as set forth in the long term incentive awards presented in December of 2013, in the event of a change in control, and subject to his continued employment with the Company through such a change in control. Mr. Geisler holds Class B-1 interests through the equity incentive plan. Interests were awarded to him in 2013 for his service as a Director to the Company. See "Summary Compensation" and "All Other Compensation" within the Executive Compensation section below for further discussion.
Mr. Walsh's annual base salary was $950,000, as specified in his calendar year 2014 employment agreement. Upon Mr. Walsh's departure from the Company, he received any accrued and unused vacation earnings for calendar year 2014 through his termination date. See "Summary Compensation" and "All Other Compensation" within the Executive Compensation section below for further discussion.
Mr. Gaffney's annual base salary decreased from $2,000,000 to $1,900,000 for the year ended December 31, 2014 as a voluntary and temporary reduction. Per the terms specified in his calendar year 2011 employment agreement, Mr. Gaffney was eligible through our 2014 MIP program to earn a target annual incentive bonus compensation equal to 130% of his salary, with the opportunity to earn up to 200% of his base salary if certain performance levels, as noted under "Incentive Bonus Compensation" above, were achieved. At the time of Mr. Gaffney's departure from the Company in July 2014, the full MIP bonus was accrued for and included in the terms of his severance. Per the terms of his employment agreement, Mr. Gaffney was entitled to severance of $9,200,000 to be paid out over two years in equal monthly installments. See "Summary Compensation" and "All Other Compensation" within the Executive Compensation section below for further discussion.
Mr. Kansky's base salary decreased from $800,000 to $760,000 for the year ended December 31, 2014 as a voluntary and temporary reduction. Mr. Kansky was eligible, through our MIP program, to earn a target annual incentive bonus compensation equal to 100%, of his salary, with the opportunity to earn up to 200% of his base salary if certain performance levels, as noted under "Incentive Bonus Compensation" above, were achieved. Mr. Kansky is eligible to receive a long-term cash incentive bonus of $832,000 as set forth in the long term incentive awards presented in December of 2013 in the event of a change in control, subject to his continued employment with the Company through such a change in control. As of December 31, 2014, Mr. Kansky did not receive any long-term cash incentive bonus as no triggering event had occurred. Mr. Kansky holds Class B-2 interests through the equity incentive plan. Interests were awarded to him in 2013. See "Summary Compensation" and "All Other Compensation" within the Executive Compensation section below for further discussion.
Mr. Krivo's annual base salary as an employee in 2014 was $450,000. As previously reported, Mr. Krivo resigned from employment with the Company in May 2014 and later returned in September 2014 as a seconded executive from COAC. Beginning in September 2014, Mr. Krivo began serving in the capacity as Senior Vice President of Business Development. As a seconded executive Mr. Krivo received $353,697 for services he provided to DI during the calendar year 2014. As a seconded executive, Mr. Krivo does not participate in our MIP program. See "Summary Compensation" and "All Other Compensation" within the Executive Compensation section below for further discussion.
Beginning in September 2014, Mr. Nixon was seconded to the Company from COAC and began serving in the capacity as Senior Vice President, Chief Administrative Officer and Chief Legal Officer. As a seconded executive Mr. Nixon received $548,652 for services he provided to DI during the calendar year 2014. As a seconded executive, Mr. Nixon does not participate in our MIP program. See "Summary Compensation" and "All Other Compensation" within the Executive Compensation section below for further discussion.
Mr. Phillips' annual base salary was $375,000 as of December 31, 2014. Mr. Phillips' salary was established upon his employment as Senior Vice President, Operations in April 2014. Mr. Phillips was eligible through our MIP program to earn target annual incentive bonus compensation of 60% of his base salary if certain performance levels, as noted under "Incentive Bonus Compensation" above, were achieved. See "Summary Compensation" and "All Other Compensation" within the Executive Compensation section below for further discussion.
Mr. Bernhardt's base salary decreased from $550,000 to $522,500 for the year ended December 31, 2014 as a voluntary and temporary reduction. Per the terms specified in his employment agreement, Mr. Bernhardt was eligible through our 2014 MIP program to earn a target annual incentive bonus compensation equal to 100% of his base salary and a potential of up to 200% of his base salary if certain performance levels, as noted under "Incentive Bonus Compensation" above, were achieved. Upon Mr. Bernhardt's retirement from DI in October 2014, it was determined no MIP was payable for calendar year 2014 and therefore no MIP was included in the terms of his severance. Mr. Bernhardt was also previously granted 750 Class B-1 interests through the equity incentive plan. Mr. Bernhardt vested in only the first two of five equal 20% installments, given his October 2014 retirement (i.e. the tranches scheduled to vest on the grant date and July 15, 2014). Upon his retirement and consistent with Mr. Bernhardt's employment agreement, he was paid a severance of $1,100,000 equal to two times his annual salary. See "Summary Compensation" and "All Other Compensation" within the Executive Compensation section below for further discussion.
Mr. Ruffolo's base salary remained unchanged in 2014 from 2013 at $352,260. Upon Mr. Ruffolo's departure in October 2014, he received $370,800 of post-employment benefits, including any accrued and unused vacation earnings for calendar year 2014 through his termination date in October 2014 in consideration of Mr. Ruffolo's general release of claims, as well as executing a non-compete and non-solicitation agreement. See "Summary Compensation" and "All Other Compensation" within the Executive Compensation section below for further discussion.

Tax Implications of Executive Compensation
Section 162(m) of the U.S. Internal Revenue Code of 1986, as amended (“Section 162(m)”), limits the deduction for a publicly held corporation for otherwise deductible compensation to any “covered employee” to $1,000,000 per year. Since we are a private company and our equity is not publicly traded, Section 162(m) is not applicable to the Company.

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
The structure of our incentive bonus program, which is based on three performance metrics, mitigates risks by avoiding employees placing undue emphasis on any particular performance metric at the expense of other aspects of our business. We believe our performance measures are well aligned with creating long-term value and do not create an incentive for excessive risk taking or unusual pressure on any single operating segment. Furthermore, our compensation policies and practices are consistent throughout the organization, except as it relates to seconded NEOs. With respect to seconded NEOs, the Company is closely involved in compensation decisions of COAC regarding such personnel, with the primary objective to avoid excessive risk taking. We believe that the flat rate of compensation paid to COAC for services its employees provided to us on a seconded basis eliminates any such excessive risk taking. Based on this evaluation, our Compensation Committee determined that our compensation programs do not encourage risk taking that is reasonably likely to have a material adverse effect on the Company.
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
Our Compensation Committee consists of General Michael Hagee (USMC Ret.), Brett Ingersoll and General John Tilelli (USA Ret.) none of whom were at any time during the year ended December 31, 2014 or at any other time, an officer or employee of the Company or any of our subsidiaries. Mr. Ingersoll is a Cerberus employee. Pursuant to the terms of the COAC Agreement, we pay Cerberus consulting fees to provide us with reasonably requested business advisory services. Consulting fees incurred for the years ended December 31, 2014, December 31, 2013 and December 31, 2012 totaled $4.9 million, $4.6 million and $3.3 million respectively. See Note 12 for additional information on the COAC Agreement.
COMPENSATION COMMITTEE REPORT
Our Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Disclosure and Analysis be included in this Report.
The Compensation Committee consists of:
General Michael Hagee (USMC Ret.)
Brett Ingersoll, Chairman
General John Tilelli (USA Ret.)

EXECUTIVE COMPENSATION
Summary Compensation
The following table sets forth information regarding compensation for the calendar year 2014, calendar year 2013, and calendar year 2012, awarded to, earned by or paid to our NEOs.

Name and Principal Position	Calendar/ Fiscal Year (1)	Salary ($)(2)	Bonus ($)	Stock (Equity) Awards ($) (3)	Non-Equity Incentive Plan Compensation ($) (4)	All Other Compensation ($) (5)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
James E. Geisler Interim Chief Executive Officer	2014	—	—	—	—	436,034	436,034

S. Gordon Walsh Former Chief Executive Officer	2014	54,808	—	—	—	28,449	83,257

Steven F. Gaffney Former Chief Executive Officer	2014	1,090,385	—	1,859,455	—	9,493,612	12,443,452
	2013	2,000,000	—	—	1,534,000	1,160,462	4,694,462
	2012	2,000,000	—	—	2,678,400	189,475	4,867,875

William T. Kansky Senior Vice President, Chief Financial Officer	2014	760,000	—	—	—	73,904	833,904
	2013	800,000	—	90,204	472,000	42,211	1,404,415
	2012	731,154	—	—	824,100	79,815	1,635,069

George C. Krivo Senior Vice President, Business Development	2014	192,115	—	13,179	—	409,169	614,463
	2013	450,000	—	—	225,000	146,283	821,283
	2012	450,000	—	—	463,600	86,755	1,000,355

Gregory S. Nixon Senior Vice President, Chief Administrative Officer and Chief Legal Officer	2014	—	—	—	—	548,652	548,652
	2013
	2012	605,389	—	—	669,600	93,626	1,368,615

Lawrence Phillips Senior Vice President, Operations	2014	375,000	—	—	—	46,064	421,064

Christopher Bernhardt Former President	2014	400,337	—	—	—	1,165,560	1,565,897
	2013	137,716	—	471,080	94,000	133,704	836,500

Joseph Ruffolo Jr., Former Chief of Staff	2014	280,596	—	—	—	437,686	718,282

(1)
Information is not presented for Mr. Geisler, Mr. Walsh, Mr. Nixon, Mr. Phillips, Mr. Bernhardt and Mr. Ruffolo for the periods prior to the year of becoming NEOs, except for Mr. Nixon who was a NEO in calendar year 2012.

(2)
For Mr. Krivo, the Salary column for 2014 represents the amount of base compensation received by him as an employee prior to his resignation. Consulting payments paid by COAC for his service as a seconded executive are reflected under All Other Compensation.

(3)
The amounts reported in column (e) represents service-based Class B interests for the aggregate grant date fair value of awards computed in accordance with FASB Accounting Standards Codification (“ASC”) 718, Compensation-Stock Compensation. The amount reported in column (e) relating to service-based Class B interests for the aggregate grant date estimate of compensation costs to be recognized over the service period, excluding the effect of forfeitures with respect to performance awards.

(4)
The amounts reported in column (f) represent cash bonuses that were earned for calendar year 2014, calendar year 2013 and in calendar year 2012 pursuant to our MIP, which is discussed above under the heading “Incentive Bonus Compensation.”

(5)
The amount of each component of All Other Compensation reported in column (g) for each NEO is set forth in the “All Other Compensation” table below. Compensation paid by COAC for the services rendered by NEOs seconded to the Company by COAC are reflected in the All Other Compensation table.

All Other Compensation
The following table outlines perquisites and personal benefits provided to our NEOs in calendar year 2014, calendar year 2013, and calendar year 2012.

Name	Calendar/ Fiscal Year	Consulting Payments Under COAC Agreement	401(k) Matching Contributions ($) (1)	Severance ($)	Director Fees ($)(2)	Professional Fees and Reimburse-ments ($)	Taxable Relocation ($)	Cost of Insurance Policies ($) (3)	Total Other Compensation ($)

Mr. Geisler	2014	351,034	—	—	85,000	—	—	—	436,034

Mr. Walsh	2014	—	—	—	—	22,844	—	5,605	28,449

Mr. Gaffney	2014	—	—	9,200,000	—	234,803	—	58,809	9,493,612
	2013	—	—	—	—	40,422	956,023	164,017	1,160,462
	2012	—	—	—	—	89,848	53,596	46,031	189,475

Mr. Kansky	2014	—	769	—	—	33,923	—	39,212	73,904
	2013	—	12,750	—	—	75	—	29,386	42,211
	2012	—	11,000	—	—	41,014	—	27,801	79,815

Mr. Krivo	2014	353,697	8,204	—	—	29,792	—	17,476	409,169
	2013	—	10,212	—	—	10,408	90,000	35,663	146,283
	2012	—	11,000	—	—	47,293	—	28,462	86,755

Mr. Nixon	2014	548,652	—	—	—	—	—	—	548,652
	2013	—	—	—	—	—	—	—	—
	2012	—	11,000	—	—	54,164	—	28,462	93,626

Mr. Phillips	2014	—	10,288	—	—	112	—	35,664	46,064

Mr. Bernhardt	2014	—	3,173	1,100,000	—	19,445	—	42,942	1,165,560
	2013	—	3,600	—	—	125,000	—	5,104	133,704

Mr. Ruffolo	2014	—	10,169	370,800	—	28,264	—	28,453	437,686

(1)	The Company provides a match for 401(k) in accordance with statutory limits and Company policy.

(2)	Represents the compensation received by the NEO for service on the board and service for each committee, accordingly. See "Director Compensation" below for further detail.

(3)
Represents the cost of Company-paid term-life insurance policies for our NEOs and our NEOs' share of premiums for business travel accident policies paid to our NEOs. In 2014, the total value of medical insurance premiums paid for Mr. Walsh, Mr. Gaffney and Mr. Kansky was $1,400, $11,104 and $18,203, respectively. The total value of medical premiums for Mr. Phillips, Mr. Bernhardt and Mr. Ruffolo was $18,203, $9,335 and $9,335, respectively. The total value of short term disability insurance premiums paid for Mr. Walsh, Mr. Gaffney and Mr. Kansky was $661, $10,835 and $6,951, respectively. The total value of short term disability insurance premiums paid for Mr. Krivo, Mr. Phillips, Mr. Bernhardt and Mr. Ruffolo was $1,869, $3,375, $4,186 and $2,490, respectively. The total value of executive life insurance paid for Mr. Walsh, Mr. Gaffney and Mr. Kansky, was $406, $16,933 and $8,666, respectively. The total value of executive life insurance paid for Mr. Krivo, Mr. Phillips, Mr. Bernhardt and Mr. Ruffolo was $2,304, $3,045, $6,450 and $14,356, respectively.

Grants of Plan-Based Awards in Calendar Year 2014
In December 2013, we adopted an Equity Incentive Plan to issue authorized classes of membership interests. DynCorp Management was formed in October 2013 between Cerberus Series Four, CP II, Holdings and certain members of management and outside directors of Holdings and its subsidiaries, including Delta Tucker Holdings, Inc. DynCorp Management granted 3,040 Class B-1 Interests to certain members of management and outside directors of Holdings and its subsidiaries, including Delta Tucker Holdings, Inc. Mr. Gaffney and Mr. Krivo were granted shares as part of the original grant tranche in December 2013; however, due to the timing of the execution of their agreements, the shares were not awarded until calendar year 2014. See Note

9 to the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further detail.

	Grant Date	All Other Stock Awards Number of Shares of Stock or Units
Mr. Geisler	—	—
Mr. Walsh	—	—
Mr. Gaffney	January 7, 2014	2,590
Mr. Kansky	—	—
Mr. Krivo	April 1, 2014	450
Mr. Nixon	—	—
Mr. Phillips	—	—
Mr. Bernhardt	—	—
Mr. Ruffolo	—	—

Employment Agreements
As of December 31, 2014, we have an existing employment agreement with Mr. Kansky. Messrs. Gaffney, Walsh, Bernhardt and Krivo were each employed under employment agreements with the Company prior to the termination of their employment.
Mr. Kansky's employment agreement is for a two year period, after which his agreement renews automatically in one year intervals. Prior to his departure, Mr. Gaffney was in the final year of his initial four year agreement. Mr. Walsh's employment agreement did not stipulate an effective period of time. Additionally, Messrs. Bernhardt and Krivo had employment agreements that were effective for two years and were automatically renewed in one year intervals.
The employment agreements establish initial minimum salaries and annual incentive compensation targets for each of the covered NEOs. See the “Incentive Bonus Compensation” section for the calendar year 2014 base salary and target bonus amounts.
Pursuant to his employment agreement, Mr. Gaffney agreed that for a period of two years following the termination of his employment, he will not (a) solicit, for purposes of marketing, selling or providing services or products thereto, any party which was a customer of ours during the year prior to his termination or was a targeted customer at the time of termination or (b) solicit for employment any person who was an employee of ours during the year prior to his termination or directly or indirectly solicit or induce a current employee. Furthermore, during this non-compete period or one year following normal expiration of the term of his employment agreement, he will not organize, establish, own, operate, act as a consultant or advisor to, render services for or otherwise assist any person or entity that has derived 15 percent or more of its annual revenue performing services that are competitive to the Company.
Pursuant to the employment agreements of Messrs. Kansky, Bernhardt and Krivo agreed that, during the term of the employment agreement and for a period of two years following the termination of the agreement, they will not employ or solicit for employment any current or former employees of our Company. Mr. Walsh agreed to similar terms as noted above for a period of twelve (12) months following his termination.
Furthermore, NEOs may not disclose any confidential information to any person or entity, unless required by law. In addition, under the terms of the employment agreements, we have agreed to indemnify the NEOs against any claims or liabilities relating to our NEOs' services to us, to the extent permitted by applicable law, and to pay for counsel for our NEOs' defense.
The NEOs' employment agreements provide for payments in connection with certain terminations of employment. A description of the payments and benefits each NEO receives upon termination of employment is provided below in “Other Potential Post-Employment Payments.”

Equity Incentive Plan
In connection with the Equity Incentive Plan adopted in December 2013, DynCorp Management has granted 7,103 Class B-1 Interests and 380 Class B-2 Interests to certain members of management and outside directors of Holdings and its subsidiaries, including Delta Tucker Holdings, Inc. as of December 31, 2014.
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
In calendar year 2014, Mr. Gaffney was granted 2,590 Class B-1 interests through the equity incentive plan, of which 40% vested as of the grant date, January 7, 2014, and an additional 20% vested upon his departure from the Company in July 2014. Mr. Krivo was granted 450 Class B-1 interests through the equity incentive plan, of which 40% vested as of the grant date, April 1, 2014, and an additional 20% vested upon his departure from the Company in May 2014.
As of December 31, 2014, Messrs. Geisler, Kansky and Phillips were the only active NEOs participating in the Equity Incentive Plan. See Note 9 for further discussion to the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Outstanding Equity Awards at Fiscal Year End
Outstanding Equity awards held by our named executive officers as of December 31, 2014 are as follows:

	Equity Awards(1)
Name	Number of Securities Underlying Unexercised Awards (#) Exercisable	Number of Securities Underlying Unexercised Awards (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Awards (#) (2)
Mr. Geisler	—	60	90
Mr. Walsh	—	—	—
Mr. Gaffney	—	1,554	—
Mr. Kansky	—	228	152
Mr. Krivo	—	270	—
Mr. Nixon	—	—	—
Mr. Phillips	—	90	60
Mr. Bernhardt	—	450	—
Mr. Ruffolo	—	—	—

(1)
Awards to our named executive officers consist of interests qualifying as profits interests under Revenue Procedure 93-27, that are exercisable only upon a change in control as defined in the Plan. The awards do not expire and the awards do not have a fixed strike price.  Additional details regarding the awards are presented under the heading of Equity Incentive Plan, above.

(2)    The remaining unvested portion of the awards to Mr. Geisler vest in equal portions on July 15, 2015, July 15, 2016 and July 15, 2017. The remaining unvested portion of the awards for Mr. Kansky and Mr. Phillips vest on July 15, 2015.
Option Exercises and Stock Vested in Calendar Year 2014
None of the executive officers of DI exercised stock options or received vesting of restricted stock, restricted stock units or performance shares during 2014.

Pension Benefits and Nonqualified Deferred Compensation
The Company has a non-qualified unfunded and unsecured deferred compensation plan that is offered to certain members of management allowing for the deferral of salary and bonuses without the statutory limitations present in 401(k) savings plan ("Savings Plan"). The elections under the Savings Plan must be completely separate and independent of each other. Under the Savings Plan, the deferral amount limitation is 50% of salary and 100% of bonuses and each participant shall be 100% vested in his or her account, at all times. The funds can be distributed the first day of the calendar month following the six-month anniversary of the participant’s separation from the Company. The participant can elect payout of the funds in a single sum or annual installments over 5 or 10 years; however, only one election can be made with respect to all of the deferrals in the respective account. If, for any reason, the participant fails to make a valid and timely election, the participant’s account shall be distributed as a single sum as of the participant’s benefit commencement date. Any change in election resulting in a delay or change in the form of payment shall not take effect until the one-year anniversary of the date the changed election is properly made.

As of the year ended December 31, 2014, there were no NEO participants in the Saving Plan. Mr. Krivo was the sole NEO participant in the non-qualified unfunded deferred compensation plan as of December 31, 2013; however, his balance was distributed pursuant to Savings Plan terms in 2014.

Name	Executive Contributions in last fiscal year ($)	Company Contributions in last fiscal year ($)	Aggregate earnings in last fiscal year ($)	Aggregate withdrawals/distributions ($)	Balance as of December 31, 2014
Mr. Krivo	—	—	7,256	129,286	—

Other Potential Post-Employment Payments
The following section describes the payments and benefits that would be provided to our NEOs in connection with any termination of employment, including resignation, involuntary termination, death, retirement, disability or a change in control to the extent occurring on December 31, 2014. The assumptions and methodologies that were used to calculate the amounts paid upon a termination of employment are set forth at the end of this section. Definitions are included below in the “Material Terms Defined.”
Payments Made Upon Certain Terminations
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

•
an amount equal to payment of the executive bonus at target for a period of two years. One year of the bonus shall be paid within forty five days following the date of termination, the second year shall be payable in lump sum on the anniversary date of termination;

•
reimbursement on a monthly basis for the cost of continued medical coverage for the same portion of his COBRA health insurance premium beginning on the 60th day following termination and continuing for a maximum of eighteen months following the termination date to the extent Mr. Kansky elects continuation of such coverage and is eligible to receive coverage.

In the event that Mr. Kansky is terminated by the Company without Cause or if he departs the Company for Good Reason within 90 days prior or within the three years following a change in control, we would provide:

•
a prorated portion of the Bonus that would have been payable to Mr. Kansky through the termination date, based on performance through the termination date (when bonuses are otherwise paid to executives) and

•	a lump sum payment equal to two times the sum of Base Salary plus Bonus (at Target), payable on the 60th day following termination and

•
reimbursement on a monthly basis for the cost of continued medical coverage for the same portion of his COBRA health insurance premium beginning on the 60th day following termination and continuing for a maximum of eighteen months following the termination date to the extent Mr. Kansky elects continuation of such coverage and is eligible to receive coverage.

In the event that Mr. Phillips is involuntarily terminated by the Company he will be eligible to receive one year of severance consistent with the terms of his offer letter.
Mr. Walsh left his position as Chief Executive Officer in August 2014. Mr. Walsh was provided reimbursement on a monthly basis for the cost of continued medical coverage for the same portion of his COBRA health insurance premium beginning on the 30th day following termination and continuing for a maximum of eighteen months following the termination date to the extent Mr. Walsh elects continuation of such coverage and is eligible to receive coverage.
Mr. Gaffney left his position as Chief Executive Officer in July 2014. Per his employment agreement, Mr. Gaffney received post-employment benefit payments totaling $9,200,000. Mr. Gaffney also received all accrued vacation benefits earned.
Mr. Krivo left his position as an employee and as Senior Vice President, DynLogistics in May 2014. Mr. Krivo received all accrued vacation benefits earned. Mr. Krivo is a COAC employee as of September 2014, and is seconded to us as our Senior Vice President of Business Development.
Mr. Bernhardt left his position as President in October 2014. Per his employment agreement, Mr. Bernhardt received post-employment benefit payments totaling $1,100,000. Mr. Bernhardt also received all accrued vacation benefits earned.

Mr. Ruffolo left his position as Chief of Staff in October 2014. In consideration of Mr. Ruffolo's general release of claims, as well as executing a non-compete and non-solicitation agreement, Mr. Ruffolo received post-employment benefit payments totaling $370,800 in calendar year 2014. Mr. Ruffolo also received all accrued vacation benefits earned.

Payments Made Upon Death or Complete Disability
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

Mr. Phillips is not covered by an employment agreement and therefore is not entitled to any severance payments or benefits if his employment is terminated by reason of death or Complete Disability.
Payments Made Upon Involuntary Termination for Cause or Voluntary Termination without Good Cause
The NEOs are not entitled to any payments or benefits (other than accrued but unpaid compensation and benefits) in the event of an involuntary termination for Cause or voluntary termination without Good Reason.
Payment Made Upon a Change in Control
In the event of a change in control (without a qualifying termination as described above), subject to the executive's continued employment, Messrs. Geisler, Kansky and Phillips are entitled to receive $160,000, $832,000 and $320,000 respectively, in lump sum cash as part of the long term incentive plan. Messrs. Geisler, Kansky and Phillips are entitled to receive a payout for their vested Class B-1 and B-2 Interests subject to the terms defined in "Equity Incentive Plan" and "Outstanding Equity Awards" sections above.
Mr. Kansky is also eligible to terminate for Good Reason, and receive the severance noted above, in connection with a Change in Control.
The employment agreement for Mr. Kansky denotes any payments or benefits provided to him constitutes "parachute payments," within the meaning of Section 280G of the Code ("Parachute Payments") and would be subject to the excise tax imposed by Section 4999 of the Code. The executive would be entitled to receive either full amounts of the parachute payments or the maximum amount that may be provided to the executive without resulting in any portion of such parachute payments being subject to excise tax, after taking into account federal, state and local taxes, which results in the receipt by Kansky, on an after tax basis, of the greatest portion of the Parachute Payments.
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
Approximation of Other Potential Post-Employment Payments
This section quantifies the potential payments and benefits that would have been paid to Mr. Kansky upon a termination of their employment occurring on December 31, 2014. If he was terminated involuntarily without Cause or voluntarily terminated for Good Reason, he would receive cash severance payments equal to $3,040,000. Mr. Phillips is not covered by an employment agreement and therefore is not entitled to receive any other potential post-employment payments upon termination.
In the event of death, or Complete Disability, Mr. Kansky would receive pro-rated bonuses based on performance through the termination date up to $760,000.
Material Terms Defined
“Cause” in Kansky’s agreement means, as determined by a majority vote of the Board, (i) willful and continued failure by the Executive to substantially perform his duties with the Company; (ii) willful conduct by the Executive that causes material harm to the Company, its subsidiaries or affiliates, monetarily or otherwise; (iii) the Executive's felony conviction arising out of on or off-duty conduct occurring during his employment; (iv) willful malfeasance or willful misconduct by the Executive in connection with his duties and (v) material breach by the Executive of this Agreement and/or the Company's policies, which breach, if curable, is not cured within ten (10) days after written notice thereof by the Board.
"Good Reason" in Kansky's agreement means (i) a reduction in Executive's then current Base Salary or Bonus at Target, (ii) the Company's failure to comply with its material obligations under this Agreement, (iii) a relocation of Executive's principal place of employment to a location more than thirty-five (35) miles from Falls Church, Virginia without his consent or an adverse change in Executive's title, (iv) a substantial diminution of Executive's duties, authority or responsibilities with the Company; provided that neither the merger, sale or acquisition of business units, subsidiaries or assets, nor any similar corporate transaction, shall, by itself, constitute a diminution of duties, authority or responsibilities for purposes hereof, (v) a change in Executive's reporting relationship following which the Executive does not report to the Chairman of the Board or Chief Executive Officer or (vi) a Change in Control. Each of the foregoing events will cease to constitute Good Reason unless Executive gives the Company notice of Executive's intention to resign his position with the Company within sixty (60) days after Executive's knowledge of the occurrence of such event, and the Company shall have thirty (30) days from its receipt of such notice to cure any condition that constitutes Good Reason.
“Disability” is defined in the employment agreements as the determination by the Company, its subsidiaries or affiliates that, as a result of a permanent physical or mental injury or illness, the executive has been unable to perform the essential functions of his job with or without reasonable accommodation for (a) 90 consecutive days or (b) a period of 180 days in any 12-month period.
Material Conditions to Receipt of Post-Employment Payments
The receipt of payments and benefits (other than accrued but unpaid compensation and vacation) to the executives upon a termination of employment is conditioned on the executive furnishing to the operating company an executed copy of a waiver and release of claims.
Methodologies and Assumptions Used for Calculating Other Potential Post-Employment Payments
For purposes of calculating post-employment payments, we assume all change-of-control awards (payments under our equity plan and under our LTIP awards) are paid independent of the hypothetical termination of employment on December 31, 2014. For Messrs. Gaffney, Bernhardt, Ruffolo and Walsh, the value of accelerated vesting under our equity plan upon termination of employment by the Company without cause or by the individual for good reason, prior to a change of control, is based upon the value tendered by the Company to repurchase the rights subsequent to their separation from the Company. There is no obligation for the Company to repurchase equity in the future.

DIRECTOR COMPENSATION
General
The Company has historically used a combination of cash and equity-based compensation to attract and retain qualified candidates to serve on the Board. In setting director compensation, the Board considers the significant amount of time that directors expend in fulfilling their duties as well as the skill-level required. The following information relates to the compensation of the directors for calendar year 2014.
In connection with the Equity Incentive Plan adopted in December 2013, by DynCorp Management LLC, certain of the Company's Directors were granted Class B-1 interests through the equity incentive plan. As of December 31, 2014, Mr. Tilelli and Mr. Hagee were both granted 150 shares of Class B-1 interests pursuant to the terms and conditions set forth in the interests agreements. Mr. Tilleli and Mr. Hagee shares vested 40% as of their grant date with an additional 20% vesting on July 15, 2014 and the remainder of the interests are scheduled to vest on July 15, 2015. See Note 9 to the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion.
Board Retainer and Fees
Messrs. Geisler, Hagee and Tilelli received an annual retainer of $75,000, payable quarterly in arrears, as Directors of the Company. Messrs. Galbato, Ingersoll and Sanford are not paid by the Company for their services as a director due to their affiliation with Cerberus.
Committee Fees

The Chairman of the Audit Committee received an annual fee of $15,000, payable quarterly in arrears. The member who was not an affiliate of Cerberus received an annual fee of $10,000, payable quarterly in arrears and Mr. Geisler received $5,000 for his service on the Audit Committee prior to his appointment as Interim CEO.
The Chairman of the Business Ethics and Compliance Committee received an annual fee of $15,000, payable quarterly in arrears. The member who was not an affiliate of Cerberus received an annual fee of $10,000, payable quarterly in arrears and Mr. Geisler received $5,000 for service on the Business Ethics and Compliance Committee prior to his appointment as Interim CEO.
The two nonaffiliated members of our Compensation Committee received an annual fee of $10,000, payable quarterly in arrears.
Director Compensation in Calendar Year 2014
The following table sets forth certain information with respect to the compensation we paid to our directors during calendar year 2014.
DIRECTOR COMPENSATION TABLE

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock (Equity) Awards ($) (1) (c)	All Other Compensation ($) (d)	Total ($) (e)
James Geisler (2)	—	—	—	—
Chan Galbato (3)	—	—	—	—
General Michael Hagee (USMC Ret.)	110,000	106,945	—	216,945
Brett Ingersoll (3)	—	—	—	—
General John Tilelli (USA Ret.)	110,000	107,690	—	217,690
Michael Sanford (3)	—	—	—	—

(1)
Amount reported is the aggregate award date fair value of the awards made in 2014 computed in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 718. Mr. Hagee and Mr. Tilelli were both granted interests as of December 31, 2014, of which 60% has vested. Mr. Hagee and Mr. Tilelli each had 60 interests outstanding as of December 31, 2014. The remaining 40% of interests will vest on July 15, 2015 subject to their continued service as a director with the Company. Mr. Geisler had 90 interests outstanding as of December 31, 2014.

(2)
Mr. Geisler who is a member of our Board, received additional compensation for his service as a director in 2014, which is set forth under All Other Compensation in our Summary Compensation Table in addition to the compensation he received as our Interim Chief Executive Officer as a seconded executive.

(3)
Mr. Galbato is Chief Executive Officer of Cerberus Operations and Advisory Company, LLC ("COAC"), and Mr. Ingersoll and Mr. Sanford are principals of Cerberus Capital Management, L.P. (“Cerberus”) which owns 100% of the Company. As Cerberus executives, Mr. Galbato, Mr. Ingersoll and Mr. Sanford are not paid by the Company for their services as a director or member of the committees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
All of DynCorp International Inc.'s issued and outstanding common stock is owned by the Company, and all of the Company's issued and outstanding common stock is owned by our parent, Holdings. The following table sets forth information regarding the beneficial ownership of Holdings' common stock as of March 10, 2015 by (i) each person known to beneficially own more than 5% of the common stock of Holdings, (ii) each of our named executive officers, (iii) each member of our Board of Directors and (iv) all of our executive officers and members of our Board of Directors as a group. At March 10, 2015, there were approximately 100 shares of common stock of Holdings outstanding.
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

The persons named in the table below have sole voting and investment power with respect to all shares of common stock.

Name and Address of Beneficial Owner	Class A Common Stock	Percent of Class
5% Beneficial Owners:
Stephen Feinberg (1)	100	100%

Directors and Named Executive Officers:
James E. Geisler	—	—
Chan Galbato	—	—
General Michael Hagee (USMC Ret.)	—	—
Brett Ingersoll	—	—
General John Tilelli (USA Ret.)	—	—
Michael Sanford	—	—
William T. Kansky	—	—
Gregory S. Nixon	—	—
George C. Krivo	—	—
S. Gordon Walsh	—	—
Steven F. Gaffney	—	—
Lawrence Phillips	—	—
Christopher C. Bernhardt	—	—
Joseph Ruffolo, Jr.	—	—

All Directors and Executive Officers as a Group (13 persons)	—	—

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
Under the COAC Agreement between the Company and Cerberus, established at the time the Company was acquired by affiliates of Cerberus, we pay Cerberus consulting fees to provide us with reasonably requested business advisory services. We have three directors who are Cerberus employees: Messrs. Geisler, Galbato, Ingersoll and Sanford. We have three executives who are Cerberus employees, who are seconded to us: James E. Geisler, our Interim Chief Executive Officer, Gregory S. Nixon, our Senior Vice President, Chief Administrative Officer and Chief Legal Officer, and George C. Krivo, our Senior Vice President of Business Development. The Company paid a total of $4.9 million and $4.6 million, in consulting fees under the COAC Agreement for the year ended December 31, 2014 and December 31, 2013, respectively and that are described in more detail under "Executive Compensation." For additional information on the COAC Agreement, see Note 12 to the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Our Controls for Approving Transactions with Related Persons
Any material transaction involving our directors, nominees for director, executive officers and their immediate family members (“related persons”) and the Company or an affiliate of the Company is reviewed and approved by the Interim Chief

Executive Officer, following consultation with the Compliance and Risk Committee, who determines whether the transaction is in the best interests of the Company.
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
Independent Directors:
General John Tilelli (USA Ret.)
General Michael Hagee (USMC Ret.)

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The following table presents the fees billed by Deloitte & Touche LLP, our independent auditors, for calendar year 2014 and calendar year 2013 for audit, audit-related, tax and other services.

Deloitte & Touche LLP	Calendar Year 2014	Calendar Year 2013 (5)
Audit Fees (1)	$1,465,000	$1,773,800
Audit-Related Fees (2)	—	20,212
Tax Fees (3)	17,892	36,474
All Other Fees(4)	2,772	2,345

(1)	Audit fees principally include fees for services related to the annual audit of the consolidated financial statements, reviews of our interim quarterly financial statements and other filings.

(2)	Audit-related fees principally include those for statutory audits.

(3)
Tax fees include domestic tax advisory services related to state and local taxes and international tax advisory services principally related to international tax return preparation and employment tax matters.

(4)	All other fees consists of subscription fees billed for the Deloitte Accounting Research Tool in calendar year 2014 and 2013.

(5)	Calendar Year 2013 included engagement expenses within Audit Fees and Tax Fees of $73,800 and $668, respectively.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(1) Financial Statements: The following consolidated financial statements and schedules of the Company are included in this report:
Delta Tucker Holdings, Inc.

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Statements of Operations for the years ended December 31, 2014, December 31, 2013 and December 31, 2012.

•	Consolidated Statements of Comprehensive Loss for the years ended December 31, 2014, December 31, 2013 and December 31, 2012.

•	Consolidated Balance Sheets as of December 31, 2014 and December 31, 2013.

•	Consolidated Statements of Cash Flows for the years ended December 31, 2014, December 31, 2013 and December 31, 2012.

•	Consolidated Statements of Equity for the years ended December 31, 2014, December 31, 2013 and December 31, 2012.

•	Notes to the Consolidated Financial Statements of Delta Tucker Holdings, Inc.
(2) Financial Statement Schedules:

•	Schedule I - Condensed Financial Information of Registrant.

•	Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2014, December 31, 2013 and December 31, 2012.
(3) Exhibits: The exhibits, which are filed with this Annual Report on Form 10-K or which are incorporated herein are set forth in the Exhibit Index.

Exhibit No.	Description
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
3.4
By-laws of DynCorp International, Inc., as amended on November 5, 2013 (incorporated by reference to Exhibit 3.26 to Delta Tucker Holdings, Inc.'s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2014).

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

10.14*
Amendment No. 3, dated as of June 19, 2013, to the Credit Agreement, dated as of July 7, 2010, among DynCorp International, Holdings, the other Guarantors party thereto, the several banks and other financial institutions or entities from time to time parties thereto and Bank of America, N.A., as administrative agent and collateral agent.

10.15
Amendment No. 1, effective as of December 13, 2013, to the Employment Agreement, dated as of August 1, 2010, between DynCorp International LLC. and William T. Kansky (incorporated by reference to Exhibit 10.15 to Delta Tucker Holdings, Inc.'s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2014).

10.16
Executed Employment Agreement, effective as of November 7, 2013, between DynCorp International LLC and Christopher Bernhardt (incorporated by reference to Exhibit 10.16 to Delta Tucker Holdings, Inc.'s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2014).

10.17
Employment Agreement, effective as of March 5, 2014, between DynCorp International LLC. and George Krivo (incorporated by reference to Exhibit 10.18 to Delta Tucker Holdings, Inc.'s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2014).

10.18
Award Agreement, dated as of December 28, 2013, by and between DynCorp Management LLC and William T. Kansky (incorporated by reference to Exhibit 10.19 to Delta Tucker Holdings, Inc.'s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2014).

10.19
Award Agreement, dated as of December 26, 2013, by and between DynCorp Management LLC and Christopher Bernhardt (incorporated by reference to Exhibit 10.20 to Delta Tucker Holdings, Inc.'s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2014).

10.20
Award Agreement, dated as of December 20, 2013, by and between DynCorp Management LLC and James E. Geisler (incorporated by reference to Exhibit 10.22 to Delta Tucker Holdings, Inc.'s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2014).

10.21
Award Agreement, dated as of January 7, 2014, by and between DynCorp Management LLC and Steven F. Gaffney (incorporated by reference to Exhibit 10.23 to Delta Tucker Holdings, Inc.'s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2014).

10.22
Award Agreement, dated as of January 1, 2014, by and between DynCorp Management LLC and John Tilelli (incorporated by reference to Exhibit 10.24 to Delta Tucker Holdings, Inc.'s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2014).

10.23
Award Agreement, dated as of December 26, 2013, by and between DynCorp Management LLC and Michael Hagee (incorporated by reference to Exhibit 10.25 to Delta Tucker Holdings, Inc.'s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2014).

10.24
Long Term Incentive Agreement, by and between DynCorp International LLC and James E. Geisler (incorporated by reference to Exhibit 10.26 to Delta Tucker Holdings, Inc.'s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2014).

10.25
Long Term Incentive Agreement, by and between DynCorp International LLC and Michael Hagee (incorporated by reference to Exhibit 10.27 to Delta Tucker Holdings, Inc.'s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2014).

10.26
Long Term Incentive Agreement, by and between DynCorp International LLC and John Tilelli (incorporated by reference to Exhibit 10.28 to Delta Tucker Holdings, Inc.'s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2014).

10.27
Award Agreement, dated as of April 1, 2014, by and between DynCorp Management LLC and George C. Krivo (incorporated by reference to Exhibit 10.29 to Delta Tucker Holdings, Inc.'s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 12, 2014).

10.28
Employment Agreement, effective as of July 2, 2014, by and between DynCorp International LLC and S. Gordon Walsh (incorporated by reference to Exhibit 10.30 to Delta Tucker Holdings, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2014).

10.29
Amendment No. 4, dated as of November 5, 2014, to the Credit Agreement, dated as of July 7, 2010, among DynCorp International, Holdings, the other Guarantors party thereto, the several banks and other financial institutions or entities from time to time parties thereto and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to Delta Tucker Holdings, Inc.'s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 10, 2014).

10.30*	Secondment Agreement, effective August 8, 2014, by and among Cerberus Operations and Advisory Company, LLC, DynCorp International LLC, and James E. Geisler.

21.1*	List of subsidiaries of Delta Tucker Holdings, Inc.
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

DELTA TUCKER HOLDINGS, INC.

/s/ James E. Geisler
James E. Geisler
Interim Chief Executive Officer

Date:	March 31, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James E. Geisler	Interim Chief Executive Officer (Principal Executive Officer)	March 31, 2015
James E. Geisler

/s/ William T. Kansky	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 31, 2015
William T. Kansky

/s/ Chan Galbato	Lead Director	March 31, 2015
Chan Galbato

/s/ General Michael Hagee	Director	March 31, 2015
General Michael Hagee (USMC Ret.)

/s/ Brett Ingersoll	Director	March 31, 2015
Brett Ingersoll

/s/ General John Tilelli	Director	March 31, 2015
General John Tilelli (USA Ret.)

/s/ Michael Sanford	Director	March 31, 2015
Michael Sanford