Form 10-Q
period 2015-03-27
Delta Tucker Holdings, Inc.
filed 2015-05-08
CIK 1514226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 27, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☑
As of May 8, 2015, the registrant had 100 shares of its Class A common stock outstanding.

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

•	the timing or magnitude of any award, performance or incentive fees granted under our government contracts;

•	changes in expected percentages of future revenue represented by fixed-price and time-and-materials contracts, including increased competition with respect to task orders subject to such contracts;

•	decline in the estimated fair value of a reporting unit resulting in a goodwill impairment and a related non-cash impairment charged against earnings;

•	changes in underlying assumptions, circumstances or estimates may have a material adverse effect upon the profitability of one or more contracts and our performance;

•	changes in our tax provisions or exposure to additional income tax liabilities that could affect our profitability and cash flows;

•	uncertainty created by management turnover;

•	termination or modification of key subcontractor performance or delivery;

•	the ability to receive timely payments from prime contractors where we act as a subcontractor; and

•
statements covering our business strategy, those described in "Item 1A. Risk Factors" in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission ("SEC") on March 31, 2015 and other risks detailed from time to time in our reports filed with SEC.

Accordingly, such forward-looking statements do not purport to be predictions of future events or circumstances and therefore, there can be no assurance that any forward-looking statements contained herein will prove to be accurate. We assume no obligation to update the forward-looking statements.

Calendar Year
We report the results of our operations using a basis where each quarterly period ends on the last Friday of the calendar quarter, except for the fourth quarter of the fiscal year, which ends on December 31. Included in this Quarterly Report are our unaudited condensed consolidated statements of operations and comprehensive income for the three months ended March 27, 2015 and March 28, 2014, the related statements of equity and cash flows for the three months ended March 27, 2015 and March 28, 2014 and the unaudited condensed consolidated balance sheets as of March 27, 2015 and December 31, 2014.

PART I. FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS.

Delta Tucker Holdings, Inc.
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended
(Amounts in thousands)	March 27, 2015	March 28, 2014
Revenue	$467,022	$612,759
Cost of services	(424,158)	(560,490)
Selling, general and administrative expenses	(31,223)	(33,475)
Depreciation and amortization expense	(7,259)	(11,503)
Earnings from equity method investees	68	9,747
Operating income	4,450	17,038
Interest expense	(16,055)	(18,017)
Loss on early extinguishment of debt	—	(172)
Interest income	17	52
Other income, net	994	889
Loss before income taxes	(10,594)	(210)
(Provision) benefit for income taxes	(3,809)	89
Net loss	(14,403)	(121)
Noncontrolling interests	(431)	(645)
Net loss attributable to Delta Tucker Holdings, Inc.	$(14,834)	$(766)
See notes to unaudited condensed consolidated financial statements

Delta Tucker Holdings, Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Loss

	Three Months Ended
(Amounts in thousands)	March 27, 2015	March 28, 2014
Net loss	$(14,403)	$(121)
Other comprehensive loss:
Foreign currency translation adjustment	(113)	(34)
Other comprehensive loss, before tax	(113)	(34)
Income tax benefit related to items of other comprehensive loss	40	94
Other comprehensive (loss) income	(73)	60
Comprehensive loss	(14,476)	(61)
Comprehensive loss attributable to noncontrolling interests	(431)	(645)
Comprehensive loss attributable to Delta Tucker Holdings, Inc.	$(14,907)	$(706)

See notes to unaudited condensed consolidated financial statements

Delta Tucker Holdings, Inc.
Unaudited Condensed Consolidated Balance Sheets

	As Of
(Amounts in thousands, except share data)	March 27, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$59,847	$94,004
Restricted cash	707	707
Accounts receivable, net of allowances of $16,825 and $4,736 respectively	468,489	448,496
Prepaid expenses and other current assets	70,499	74,200
Total current assets	599,542	617,407
Long-term restricted cash	952	952
Property and equipment, net	22,695	23,786
Goodwill	128,888	128,888
Tradenames, net	28,731	28,762
Other intangibles, net	143,846	149,480
Long-term deferred taxes	—	5,696
Other assets, net	24,159	27,516
Total assets	$948,813	$982,487
LIABILITIES
Current liabilities:
Accounts payable	143,350	146,546
Accrued payroll and employee costs	102,024	93,707
Deferred income taxes	25,157	31,477
Accrued liabilities	111,891	130,026
Income taxes payable	2,580	4,424
Total current liabilities	385,002	406,180
Long-term debt	642,272	642,272
Long-term deferred taxes	2,764	—
Other long-term liabilities	10,737	11,312
Total liabilities	1,040,775	1,059,764
EQUITY
Common stock, $0.01 par value – 1,000 shares authorized and 100 shares issued and outstanding at March 27, 2015 and December 31, 2014, respectively	—	—
Additional paid-in capital	552,988	552,894
Accumulated deficit	(650,213)	(635,379)
Accumulated other comprehensive loss	(354)	(281)
Total deficit attributable to Delta Tucker Holdings, Inc.	(97,579)	(82,766)
Noncontrolling interests	5,617	5,489
Total deficit	(91,962)	(77,277)
Total liabilities and deficit	$948,813	$982,487
See notes to unaudited condensed consolidated financial statements

Delta Tucker Holdings, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended
(Amounts in thousands)	March 27, 2015	March 28, 2014
Cash flows from operating activities
Net loss	(14,403)	(121)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,798	11,741
Amortization of deferred loan costs	1,540	1,483
Earnings from equity method investees	(517)	(10,324)
Distributions from equity method investees	—	9,588
Deferred income taxes	2,140	(2,099)
Share based compensation	193	1,508
Other	(1,049)	18
Changes in assets and liabilities:
Accounts receivable	(18,952)	415
Prepaid expenses and other current assets	3,737	2,396
Accounts payable and accrued liabilities	(13,032)	(40,418)
Income taxes payable	(1,018)	(3,301)
Net cash used in operating activities	(33,563)	(29,114)
Cash flows from investing activities
Purchase of property and equipment	(173)	(5,764)
Purchase of software	(417)	(184)
Return of capital from equity method investees	1,822	1,086
Contributions to equity method investees	(500)	—
Net cash provided by (used in) investing activities	732	(4,862)
Cash flows from financing activities
Borrowings on long-term debt	34,900	—
Payments on long-term debt	(34,900)	(15,000)
Borrowings under other financing arrangements	—	16,472
Payments under other financing arrangements	(1,023)	(15,759)
Payment of dividends to noncontrolling interests	(303)	(459)
Net cash used in financing activities	(1,326)	(14,746)
Net decrease in cash and cash equivalents	(34,157)	(48,722)
Cash and cash equivalents, beginning of period	94,004	170,845
Cash and cash equivalents, end of period	$59,847	$122,123

Income taxes paid, net	$3,022	$5,227
Interest paid	$24,202	$28,631
See notes to unaudited condensed consolidated financial statements

Delta Tucker Holdings, Inc.
Unaudited Condensed Consolidated Statements of Equity

(Amounts in thousands)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity Attributable to Delta Tucker Holdings, Inc.	Noncontrolling Interest	Total Equity
Balance at December 31, 2013	—	$—	$549,581	$(365,599)	$(197)	$183,785	$5,875	$189,660
Share based compensation	—	—	1,508	—	—	1,508	—	1,508
Comprehensive loss attributable to Delta Tucker Holdings, Inc.	—	—	—	(766)	60	(706)	645	(61)
DIFZ financing, net of tax	—	—	31	—	—	31	—	31
Dividends declared to noncontrolling interests	—	—	—	—	—	—	(690)	(690)
Balance at March 28, 2014	—	$—	$551,120	$(366,365)	$(137)	$184,618	$5,830	$190,448

(Amounts in thousands)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Deficit Attributable to Delta Tucker Holdings, Inc.	Noncontrolling Interest	Total Deficit
Balance at December 31, 2014	—	$—	$552,894	$(635,379)	$(281)	$(82,766)	$5,489	$(77,277)
Share based compensation, net	—	—	171	—	—	171	—	171
Comprehensive loss attributable to Delta Tucker Holdings, Inc.	—	—	—	(14,834)	(73)	(14,907)	431	(14,476)
DIFZ financing, net of tax	—	—	(77)	—	—	(77)	—	(77)
Dividends declared to noncontrolling interests	—	—	—	—	—	—	(303)	(303)
Balance at March 27, 2015	—	$—	$552,988	$(650,213)	$(354)	$(97,579)	$5,617	$(91,962)
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
Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, we believe that all disclosures are adequate and do not make the information presented misleading. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
In the opinion of management, normal recurring adjustments necessary to fairly present our financial position as of March 27, 2015 and December 31, 2014, the results of operations, the statements of comprehensive income and the statements of equity and cash flows for the three months ended March 27, 2015 and March 28, 2014 have been included. The results of operations, the statements of comprehensive income and the statements of equity and cash flows for the three months ended March 27, 2015 and March 28, 2014 are not necessarily indicative of the results to be expected for the full calendar year or for any future periods. We use estimates and assumptions required for preparation of the financial statements. The estimates are primarily based on historical experience and business knowledge and are revised as circumstances change. Our actual results may differ from these estimates.
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

Noncontrolling Interests
We record the impact of our partners' interests in less than wholly owned consolidated joint ventures as noncontrolling interests. Currently, DynCorp International FZ-LLC ("DIFZ") is our only consolidated joint venture for which we do not own 100% of the entity. We hold 25% ownership interest in DIFZ. We continue to consolidate DIFZ as we still exercise power over activities that significantly impact DIFZ’s economic performance and have the obligation to absorb losses or receive benefits of DIFZ that could potentially be significant to DIFZ. Noncontrolling interests is presented on the face of the statements of operations as an increase or reduction in arriving at "Net loss attributable to Delta Tucker Holdings, Inc." Noncontrolling interests is located in the equity section on the consolidated balance sheets. See Note 10 for further discussion regarding DIFZ.
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
The following table presents the aggregate gross favorable and unfavorable adjustments to income before income taxes resulting from changes in contract estimates for the three months ended March 27, 2015 and March 28, 2014.

	Three Months Ended
(Amounts in millions)	March 27, 2015	March 28, 2014
Gross favorable adjustments	$3.2	$2.4
Gross unfavorable adjustments	(5.8)	(3.6)
Net adjustments	$(2.6)	$(1.2)
Accounting Policies
There have been no material changes to our significant accounting policies from those described in our Annual Report on Form 10-K for the year ended December 31, 2014.
Accounting Developments
In January 2015, the FASB issued Accounting Standards Update ("ASU") No. 2015-01, Income Statement-Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. ASU 2015-01 eliminates from GAAP the concept of extraordinary items. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, and may be applied either prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. We do not expect the adoption of ASU 2015-01 to have material impact on our consolidated financial statements.
In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU 2015-02 changes the consolidation guidance to address concerns of stakeholders that current accounting for certain legal entities might require a reporting entity to consolidate another legal entity in situations in which the reporting entity’s contractual rights do not give it the ability to act primarily on its own behalf, the reporting entity does not hold a majority of the legal entity’s voting rights, or the reporting entity is not exposed to a majority of the legal entity’s economic benefits or obligations. ASU 2015-02 will be effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. We are currently evaluating both methods of adoption as well as the effect ASU 2015-02 will have on our consolidated financial position, results of operations and cash flows.
In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset, consistent with debt discounts. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update is effective for fiscal years beginning after December 15, 2015, and required retrospective application. Early adoption is permitted for financial statements that have not been previously issued. We are currently evaluating the potential effects of the adoption of ASU 2015-03 on our consolidated financial position.
Other accounting standards updates effective after March 27, 2015 are not expected to have a material effect on our consolidated financial position or results of operations and cash flows.

Note 2 — Composition of Certain Financial Statement Captions
The following tables present financial information of certain consolidated balance sheet captions.
Prepaid expenses and other current assets — Prepaid expenses and other current assets were:

	As Of
(Amounts in thousands)	March 27, 2015	December 31, 2014
Prepaid expenses	$28,323	$30,821
Income tax refunds receivable	202	655
Inventories	24,881	25,198
Aircraft parts inventory held on consignment	2,253	2,278
Work-in-process inventory	5,752	5,772
Joint venture receivables	2,000	1,497
Other current assets	7,088	7,979
Total prepaid expenses and other current assets	$70,499	$74,200
Prepaid expenses include prepaid insurance, prepaid vendor deposits, and prepaid rent, none of which individually exceed 5% of current assets.
We value our inventory at lower of cost or market. Included in inventory as of March 27, 2015 are four helicopters, valued at $1.5 million that are currently not deployed on any existing programs. The aircraft parts inventory held on consignment represents $2.3 million in inventory related to our former Life Cycle Support Services ("LCCS") Navy contract as of March 27, 2015 and December 31, 2014, respectively. Work-in-process inventory includes equipment for vehicle modifications for specific customers and other deferred costs related to certain contracts.
Property and equipment, net — Property and equipment, net were:

	As Of
(Amounts in thousands)	March 27, 2015	December 31, 2014
Helicopters	$7,108	$7,108
Computers and other equipment	10,823	11,061
Leasehold improvements	19,091	19,055
Office furniture and fixtures	4,299	4,203
Gross property and equipment	41,321	41,427
Less accumulated depreciation	(18,626)	(17,641)
Total property and equipment, net	$22,695	$23,786
Accrued property additions were immaterial as of March 27, 2015. Depreciation expense, including certain depreciation amounts classified as Cost of services, was $1.5 million and $1.4 million during the three months ended March 27, 2015 and March 28, 2014, respectively.
Other assets, net — Other assets, net were:

	As Of
(Amounts in thousands)	March 27, 2015	December 31, 2014
Deferred financing costs, net	$10,235	$11,775
Investment in affiliates	6,941	8,191
Palm promissory note, long-term portion	2,780	2,853
Other	4,203	4,697
Total other assets, net	$24,159	$27,516
Deferred financing costs are amortized through interest expense. Amortization related to deferred financing costs was $1.5 million during both the three months ended March 27, 2015 and March 28, 2014, respectively. Deferred financing costs for the three months ended March 28, 2014 were reduced $0.2 million, related to the pro rata write–off of deferred financing costs to loss on early extinguishment of debt as a result of the $15.0 million in principal prepayment made on the term loan facility under the Senior Credit Facility ("Term Loan") during the three months ended March 28, 2014. See Note 7 for further discussion.

Accrued payroll and employee costs — Accrued payroll and employee costs were:

	As Of
(Amounts in thousands)	March 27, 2015	December 31, 2014
Wages, compensation and other benefits	$83,146	$74,416
Accrued vacation	18,213	18,889
Accrued contributions to employee benefit plans	665	402
Total accrued payroll and employee costs	$102,024	$93,707
Accrued liabilities — Accrued liabilities were:

	As Of
(Amounts in thousands)	March 27, 2015	December 31, 2014
Customer liabilities	$21,164	$22,635
Accrued insurance	20,856	20,551
Accrued interest	14,539	24,250
Unrecognized tax benefit	7,887	7,999
Contract losses	26,200	27,864
Legal reserves	6,897	8,657
Subcontractor retention	2,953	1,761
Financed insurance	1,032	2,055
Other	10,363	14,254
Total accrued liabilities	$111,891	$130,026
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
Other long-term liabilities
As of March 27, 2015 and December 31, 2014, Other long-term liabilities were $10.7 million and $11.3 million, respectively. Other long-term liabilities are primarily due to our long-term postemployment benefit obligation of $2.5 million and $3.9 million and obligations in connection with the restructuring plan entered into in 2013 including a long-term leasehold obligation related to our new Tysons Corner facility in McLean, Virginia, of $4.2 million and $4.3 million as of March 27, 2015 and December 31, 2014, respectively.
During calendar year 2013 and 2014, the Company vacated the previously occupied properties at various locations and consolidated to the new Tysons Corner location. Accrued costs associated with vacating these properties, such as lease vacancy obligations, net of estimated sublease rental assumptions as well as the buyout were approximately $1.6 million and $1.7 million as of March 27, 2015 and December 31, 2014, respectively, and were included within Other accrued liabilities above.
We recorded a postemployment benefit expense of $1.2 million and $1.1 million for the three months ended March 27, 2015 and March 28, 2014, respectively, related to severance in accordance with ASC 712 - Compensation which was included in Selling, general and administrative expenses in the statements of operations. As of March 27, 2015 and December 31, 2014, we had approximately $9.4 million and $10.6 million, respectively, in accrued postemployment benefit expense for estimated future payments in accordance with ASC 712.

Note 3 — Goodwill and Other Intangible Assets
We have two operating and reporting segments: DynAviation and DynLogistics. DynAviation and DynLogistics provide services domestically and in foreign countries primarily under contracts with the U.S. government. Our current structure includes five reporting units for which we assess goodwill for potential impairment; two reporting units in DynAviation and three reporting units in DynLogistics. Of our five reporting units, only three had a goodwill balance as of March 27, 2015.
We assess goodwill and other intangible assets with indefinite lives for impairment annually in October or when an event occurs or circumstances change that would suggest a triggering event. If a triggering event is identified, a step one assessment is performed to identify any possible impairment in the period in which the event is identified.
In connection with our annual assessment of goodwill during the fourth quarter of each year, we update our key assumptions, including our forecasts of revenue and income for each reporting unit. There can be no assurance that the revenue estimates and assumptions regarding forecasted cash flows, the period of strength of the U.S. defense spending, and other inputs used in forecasting the present value of forecasted cash flows will prove to be accurate projections of future performance.
During the third quarter of 2014 and as a result of our annual impairment test in the fourth quarter of 2014, we recorded total impairment charges of approximately $62.2 million to our Aviation reporting unit. Any further declines in performance or other changes in valuation assumptions within this reporting unit in the future could result in a new triggering event and an additional goodwill impairment. Our annual goodwill impairment test concluded that the estimated fair values of each of our remaining reporting units with goodwill balances substantially exceeded their respective carrying values. The projections for these reporting units include significant estimates related to new business opportunities which are the basis for the discount rate assumptions currently applied and we have assessed this risk as one of the variables in establishing the discount rate. If we are unsuccessful in obtaining these opportunities in 2015 or if there are other changes in valuation assumptions within these reporting units, a triggering event could be identified and a step one assessment would be performed to identify any possible goodwill impairment in the period in which the event is identified.
During the three months ended March 27, 2015, we did not have a triggering event in any of our reporting units.
The carrying amounts of goodwill for each of our segments as of March 27, 2015 were as follows:

(Amounts in thousands)	DynAviation	DynLogistics	Total
Goodwill balance as of December 31, 2014	$86,795	$42,093	$128,888
Changes between January 1, 2015 and March 27, 2015	—	—	—
Goodwill balance as of March 27, 2015	$86,795	$42,093	$128,888

The following tables provide information about changes relating to certain intangible assets:

	As of March 27, 2015
(Amounts in thousands, except years)	Weighted Average Remaining Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net
Other intangible assets:
Customer-related intangible assets	4.4	$317,524	$(183,629)	$133,895
Other
Finite-lived	4.8	15,891	(10,999)	4,892
Indefinite-lived		$5,059	$—	$5,059
Total other intangibles		$338,474	$(194,628)	$143,846

Tradenames:
Finite-lived	0.1	$869	$(838)	$31
Indefinite-lived		28,700	—	28,700
Total tradenames		$29,569	$(838)	$28,731

	December 31, 2014
(Amounts in thousands, except years)	Weighted Average Remaining Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Impairment	Net
Other intangible assets:
Customer-related intangible assets	4.6	$350,912	$(178,126)	$(33,388)	$139,398
Other
Finite-lived	4.8	15,418	(10,395)	—	5,023
Indefinite-lived		5,059	—	—	5,059
Total other intangibles		$371,389	$(188,521)	$(33,388)	$149,480

Tradenames:
Finite-lived	0.4	$869	$(807)	$—	$62
Indefinite-lived		43,222	—	(14,522)	28,700
Total tradenames		$44,091	$(807)	$(14,522)	$28,762
Amortization expense for customer-related intangibles, other intangibles and finite-lived tradenames was $6.3 million and $10.4 million for the three months ended March 27, 2015 and March 28, 2014, respectively. Other intangibles are primarily representative of our capitalized software which had a net carrying value of $4.9 million and $5.0 million as of March 27, 2015 and December 31, 2014, respectively.
Estimated aggregate future amortization expense for finite lived assets subject to amortization are $25.5 million for the nine months ending December 31, 2015, $29.9 million in 2016, $27.4 million in 2017, $24.1 million in 2018, $21.4 million in 2019 and $10.5 million thereafter.

Note 4 — Income Taxes
The domestic and foreign components of Loss before income taxes are as follows:

	Three Months Ended
(Amounts in thousands)	March 27, 2015	March 28, 2014
Domestic	$(11,325)	$(553)
Foreign	731	343
Loss before income taxes	$(10,594)	$(210)

The Provision for income taxes consists of the following:

	Three Months Ended
(Amounts in thousands)	March 27, 2015	March 28, 2014
Current portion:
Federal	$—	$—
State	(448)	7
Foreign	(3,485)	(1,996)
	$(3,933)	$(1,989)
Deferred portion:
Federal	$—	$2,079
State	79	(1)
Foreign	45	—
	124	2,078
(Provision) benefit from income taxes	$(3,809)	$89
Deferred tax liabilities, net consist of the following:

	As Of
(Amounts in thousands)	March 27, 2015	December 31, 2014
Current deferred tax liabilities, net	$(25,157)	$(31,477)
Non-current deferred tax (liabilities) assets, net	(2,764)	5,696
Deferred tax liabilities, net	$(27,921)	$(25,781)
A reconciliation of the statutory federal income tax rate to our effective rate is provided below:

	Three Months Ended
	March 27, 2015	March 28, 2014
Statutory rate	35.0%	35.0%
State income tax, less effect of federal deduction	(3.5)%	3.0%
Noncontrolling interests	3.9%	—%
Nondeductible expenses	(6.8)%	4.2%
Incremental foreign tax with no federal income tax benefit	(32.9)%	—%
Valuation allowance	(31.7)%	—%
Other	0.1%	(0.1)%
Effective tax rate	(35.9)%	42.1%
During the three months ended March 27, 2015, we made no estimated federal income tax payments. All of our income taxes paid during the three months ended March 27, 2015 were to state or foreign jurisdictions.
Management assesses both the available positive and negative evidence to determine whether it is more likely than not that there will be sufficient sources of future taxable income to recognize deferred tax assets. We incurred cumulative losses over the three-year period ended December 31, 2014. Cumulative losses in recent years are considered significant objective negative evidence in evaluating deferred tax assets under the more likely than not criteria for recognition of deferred tax assets. In the first quarter we increased our valuation allowance from $47.8 million as of December 31, 2014 to $54.8 million as of March 27, 2015.
As of March 27, 2015 and December 31, 2014, we had $7.3 million of total unrecognized tax benefits, respectively, of which $2.3 million would impact our effective tax rate if recognized. We anticipate that all $7.3 million of unrecognized tax benefits will be settled in the next twelve months.
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

Note 5 — Accounts Receivable
Accounts receivable, net consisted of the following:

	As Of
(Amounts in thousands)	March 27, 2015	December 31, 2014
Billed	$183,266	$146,286
Unbilled	285,223	302,210
Total accounts receivable, net	$468,489	$448,496
Unbilled receivables as of March 27, 2015 and December 31, 2014 include $50.8 million and $50.7 million, respectively, related to costs incurred on projects for which we have been requested by the customer to begin new work or extend work under an existing contract and for which formal contracts, contract modifications or other contract actions have not been executed as of the end of the respective periods. Our largest contract, LOGCAP IV, accounted for approximately 57% and 59% of these amounts as of March 27, 2015 and December 31, 2014, respectively. We believe we have legal and contractual basis for these amounts and are working with our customer to complete the contract actions that will allow us to bill and collect our receivables. If we cannot reach an agreement with the customer, we believe we have other avenues to pursue resolution, including the claims process. LOGCAP IV accounted for approximately 21% and 20% of total unbilled receivables as of March 27, 2015 and December 31, 2014, respectively.
As of March 27, 2015 and December 31, 2014, we had four contract claims with no associated receivable balances. The balance of unbilled receivables consists of costs and fees billable immediately upon contract completion or other specified events, all of which are expected to be billed and collected within one year, except items that may result in a request for equitable adjustment or formal claim. We do not believe we have significant exposure to credit risk as our receivables are primarily with the U.S. government.

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

	As Of
	March 27, 2015		December 31, 2014
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
10.375% senior unsecured notes	$455,000	$407,225	$455,000	$373,100
Term Loan	187,272	185,868	187,272	185,868
Total long-term debt	$642,272	$593,093	$642,272	$558,968

Note 7 — Long-Term Debt
Long-term debt consisted of the following:

	As Of
(Amounts in thousands)	March 27, 2015	December 31, 2014
10.375% senior unsecured notes	$455,000	$455,000
Term loan	187,272	187,272
Total long-term debt	$642,272	$642,272
Senior Credit Facility
On July 7, 2010, we entered into a senior secured credit facility (the "Senior Credit Facility"), with a banking syndicate and Bank of America, NA as Administrative Agent (the "Agent"). On January 21, 2011, August 10, 2011 and June 19, 2013, DynCorp International Inc. entered into amendments to the Senior Credit Facility.
On November 5, 2014, we entered into a fourth amendment and waiver (the "Fourth Amendment") to the Senior Credit Facility. The Fourth Amendment, among other things, (i) amended the Senior Credit Facility by modifying financial maintenance covenants; (ii) reduced the amount of the Revolver credit commitments of the lenders consenting to the Fourth Amendment by 20%, which represented a reduction of approximately $36.2 million; (iii) amended the definition of Consolidated Net Income as defined in the Senior Credit Facility to exclude up to $35.0 million for a one-time charge during the three month period ended September 26, 2014 related to a certain U.S. Air Force contract; and (iv) waived compliance with the financial maintenance covenants with respect to the three month period ended September 26, 2014.
The Senior Credit Facility is secured by substantially all of our assets and is guaranteed by substantially all of our subsidiaries. As of March 27, 2015, the Senior Credit Facility provided for a $187.3 million Term Loan and the $144.8 million Revolver, which includes a $100.0 million letter of credit subfacility. As of March 27, 2015 and December 31, 2014, the available borrowing capacity under the Senior Credit Facility was approximately $106.6 million and $108.1 million, respectively, which includes $38.2 million and $36.7 million, respectively, in issued letters of credit. Amounts borrowed under the Revolver are used to fund operations. As of March 27, 2015 and December 31, 2014 there were no amounts borrowed under the Revolver. The maturity date on both the Term Loan and the Revolver is July 7, 2016.
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
The Eurocurrency Rate is the rate per annum equal to the British Bankers Association London Interbank Offered Rate ("BBA LIBOR") as published by Reuters (or other commercially available source providing quotations of BBA LIBOR as designated by the Administrative Agent from time to time) two business days prior to the commencement of such interest period. The variable Eurocurrency Rate has a floor of 1.75%. As of March 27, 2015 and December 31, 2014, the interest rate on the Term Loan was 6.25%.

Interest Rates on Letter of Credit Subfacility and Unused Commitment Fees
The letter of credit subfacility bears interest at the applicable margin for Eurocurrency Rate loans, which ranges from 4.0% to 4.5%. The unused commitment fee on our Revolver ranges from 0.50% to 0.75% depending on the Secured Leverage Ratio. Interest payments on both the letter of credit subfacility and unused commitments are payable quarterly in arrears. The applicable interest rates for our letter of credit subfacility was 4.25% as of each of March 27, 2015 and December 31, 2014. The applicable interest rate for our unused commitment fees was 0.50% as of each of March 27, 2015 and December 31, 2014. All of our letters of credit are also subject to a 0.25% fronting fee.
Principal Payments
Pursuant to our Term Loan, quarterly principal payments are required. However, certain principal prepayments made during the year ended December 30, 2011 were applied to the future scheduled maturities and satisfied our responsibility to make quarterly principal payments through July 7, 2016.
During the three months ended March 27, 2015, we made no principal payments on the Term Loan. During the three months ended March 28, 2014 we made principal prepayments of $15.0 million on the Term Loan. Deferred financing costs associated with the prepayment totaled $0.2 million and were expensed and included in the Loss on early extinguishment of debt in our consolidated statement of operations for the three months ended March 28, 2014.
Our Senior Credit Facility contains an annual requirement to submit a portion of our Excess Cash Flow, as defined in the Senior Credit Facility, as additional principal payments. Based on our annual financial results and the additional principal prepayments made during the year ended December 31, 2014, we were not required to make any additional principal payments under the Excess Cash Flow requirement during calendar year 2015. Certain other transactions can trigger mandatory principal payments such as tax refunds, a disposition of a portion of our business or a significant asset sale. We had no such transactions during the three months ended March 27, 2015.
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
In the event we fail to comply with the covenants specified in the Senior Credit Facility and the indenture governing our Senior Unsecured Notes, we may be in default. We closely evaluate our expected ability to remain in compliance with our financial maintenance covenants. Based on our current projections, we believe we will be compliant with our financial maintenance covenants for the next twelve months. If unforeseen events were to occur or if our estimates change that would put us in violation of the covenants in those future periods, we would intend to seek to obtain a waiver from our lenders or to amend the terms of our Senior Credit Facility. As of March 27, 2015 and December 31, 2014, we were in compliance with our financial maintenance covenants.
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
The fair value of the Senior Unsecured Notes is based on their quoted market value. As of March 27, 2015 and December 31, 2014, the quoted market value of the Senior Unsecured Notes was approximately 89.5% and 82.0%, respectively, of stated value.

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

Note 8 — Commitments and Contingencies
Commitments
We have operating leases for the use of real estate and certain property and equipment which are either non-cancelable, cancelable only by the payment of penalties or cancelable upon one month’s notice. All lease payments are based on the lapse of time but include, in some cases, payments for insurance, maintenance and property taxes. There are no purchase options on operating leases at favorable terms, but most leases have one or more renewal options. Certain real estate leases are subject to annual escalations for increases in base rents, utilities and property taxes. Lease rental expense was $14.0 million and $29.7 million for the three months ended March 27, 2015 and March 28, 2014, respectively. We have no significant long-term purchase agreements with service providers.
Contingencies
General Legal Matters
We are involved in various lawsuits and claims that arise in the normal course of business. We have established reserves for matters in which it is believed that losses are probable and can be reasonably estimated. Reserves related to these matters have been recorded in Other accrued liabilities totaling approximately $6.9 million and $8.7 million as of March 27, 2015 and December 31, 2014, respectively. We believe that appropriate accruals have been established for such matters based on information currently available; however, some of the matters may involve compensatory, punitive, or other claims or sanctions that if granted, could require us to pay damages or make other expenditures in amounts that could not be reasonably estimated at March 27, 2015. These accrued reserves represent the best estimate of amounts believed to be our liability in a range of expected losses. In addition to matters that are considered probable and that can be reasonably estimated, we also have certain matters considered reasonably possible. Other than matters disclosed below, we believe the aggregate range of possible loss related to matters considered reasonably possible was not material as of March 27, 2015. Litigation is inherently unpredictable and unfavorable resolutions could occur. Accordingly, it is possible that an adverse outcome from such proceedings could (i) exceed the amounts accrued for probable matters; or (ii) require a reserve for a matter we did not originally believe to be probable or could be reasonably estimated. Such changes could be material to our financial condition, results of operations and cash flows in any particular reporting period. Our view of the matters not specifically disclosed could possibly change in future periods as events thereto unfold.

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
In 2009, we terminated for cause a contract to build the Akwa Ibom International Airport for the State of Akwa Ibom in Nigeria. Consequently, we terminated certain subcontracts and purchase orders the customer advised us it did not want to assume. Our termination of certain subcontracts not assumed by the customer, including our actions to recover against advance payment and performance guarantees established by the subcontractors for our benefit, was challenged in certain instances. In December 2011, the customer filed arbitration alleging fraud, gross negligence, contract violations, and conversion of funds and asserted damages of approximately $150 million. We believe our right to terminate this contract was justified and permissible under the terms of the contract, and we intend to vigorously contest the claims brought against us. Additionally, we believe the contract limits any damages to a maximum of $3 million, except in situations of gross negligence and willful misconduct. As of March 27, 2015 and December 31, 2014, we have recorded an immaterial liability for this matter and believe the likelihood of loss for amounts in excess of this accrual, up to the amount limited by the contract, is reasonably possible.
In 2009, a former subcontractor on a U.S. Army contract filed a lawsuit against us alleging breach of contract and good faith and fair dealing claiming we directed certain efforts to other subcontractors. The subcontractor alleged that certain efforts on a prior contract were exclusive to them and we had violated that exclusivity. In April 2015, the parties agreed to a settlement. As of March 27, 2015, a reserve had been established for the full amount of the settlement and we believe the matter is now closed.

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
We believe the majority of these issues will continue to be resolved and thus represent loss contingencies that we consider remote. For the remaining issues, which total approximately $7.7 million we believe the DCAA did not consider certain contractual provisions and long standing patterns of dealing with the customer. Since we cannot reasonably estimate the DCAA's acceptance of our initial responses and the ultimate outcome related to these remaining issues we believe these items represent loss contingencies that we consider reasonably possible. However, we do anticipate resolving these contingencies for an immaterial amount as we continue to work with the customer and the DCAA in providing clarification of the facts and circumstances surrounding the issues.
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

Foreign Contingencies
On January 22, 2014, a tax assessment from the Large Tax Office of the Afghanistan Ministry of Finance (“MOF”) was received, seeking approximately $64.2 million in taxes and penalties specific to one of our business licenses in Afghanistan for periods between 2009 to 2012. The majority of this assessment was income tax related; however, $10.2 million of the assessed amount is non-income tax related and represents loss contingencies that we consider reasonably possible. We filed our initial appeal of the assessment with the MOF on February 19, 2014. In May 2014, the MOF ruled in our favor for the income tax related issue which totaled approximately $54.0 million. See Note 4 for further discussion of the income tax related issue. We are still working with the MOF to remove the assessment on the remaining non-income tax related items. As of March 27, 2015, a reasonable estimate of loss or range of loss could not be made as we could not reasonably estimate the ultimate outcome related to the issues assessed.
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

Note 9 — Segment Information
We have two operating and reporting segments: DynAviation and DynLogistics. The DynAviation and DynLogistics segments operate principally within a regulatory environment subject to governmental contracting and accounting requirements, including Federal Acquisition Regulations, Cost Accounting Standards and audits by various U.S. federal agencies.
The following is a summary of the financial information of the reportable segments reconciled to the amounts reported in the condensed consolidated financial statements:

	Three Months Ended
(Amounts in thousands)	March 27, 2015	March 28, 2014
Revenue
DynAviation	$309,905	$295,735
DynLogistics	156,400	317,168
Headquarters / Other (1)	717	(144)
Total revenue	$467,022	$612,759

Operating income (loss)
DynAviation	$4,598	$11,288
DynLogistics	7,709	12,029
Headquarters / Other (2)	(7,857)	(6,279)
Total operating income	$4,450	$17,038

Depreciation and amortization
DynAviation	$158	$365
DynLogistics	820	12
Headquarters / Other	6,820	11,364
Total depreciation and amortization (3)	$7,798	$11,741

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

(3)	Includes amounts included in Cost of services of $0.5 million and $0.2 million and for the three months ended March 27, 2015 and March 28, 2014, respectively.
The following is a summary of the assets of the reportable segments reconciled to the amounts reported in the consolidated financial statements:

	As Of
(Amounts in thousands)	March 27, 2015	December 31, 2014
Assets
DynAviation	$432,983	$393,246
DynLogistics	274,446	299,961
Headquarters / Other (1)	241,384	289,280
Total assets	$948,813	$982,487

(1)	Assets primarily include cash, investments in unconsolidated joint ventures, deferred tax liabilities, intangible assets (excluding goodwill) and deferred debt issuance costs.

Note 10 — Related Parties, Joint Ventures and Variable Interest Entities
Consulting Fee
We have a Master Consulting and Advisory Services agreement ("COAC Agreement") with Cerberus Operations and Advisory Company, LLC where, pursuant to the terms of the agreement, they make personnel available to us for the purpose of providing reasonably requested business advisory services. The services are priced on a case by case basis depending on the requirements of the project and agreements in pricing. We incurred $1.7 million and $0.7 million in conjunction with the COAC Agreement during the three months ended March 27, 2015 and March 28, 2014, respectively.
We have three executives who are Cerberus Operations and Advisory Company, LLC (“COAC”) employees, who are seconded to us: James E. Geisler, our Interim Chief Executive Officer, Gregory S. Nixon, our Senior Vice President, Chief Administrative Officer and Chief Legal Officer, and George C. Krivo, our Senior Vice President of Business Development. Inclusive of the $1.7 million COAC consulting fees, we recognized $856,000 of administrative expense in conjunction with these COAC individuals for the three months ended March 27, 2015.
Joint Ventures and Variable Interest Entities
We account for our investments in VIEs in accordance with ASC 810 - Consolidation. In cases where we have (i) the power to direct the activities of the VIE that most significantly impact its economic performance and (ii) the obligation to absorb losses of the VIE that could potentially be significant or the right to receive benefits from the entity that could potentially be significant to the VIE, we consolidate the entity. Alternatively, in cases where all of the aforementioned criteria are not met, the investment is accounted for under the equity method. As of March 27, 2015, we accounted for PaTH, CRS, Babcock, GRS and GLS as equity method investments. Alternatively, we consolidated DIFZ based on the aforementioned criteria. We present our share of the PaTH, CRS, GRS and GLS earnings in Earnings from equity method investees as these joint ventures are considered operationally integral. Alternatively, we present our share of the Babcock earnings in Other income, net as it is not considered operationally integral.
Receivables due from our unconsolidated joint ventures totaled $2.0 million and $1.5 million as of March 27, 2015 and December 31, 2014, respectively. These receivables are a result of items purchased and services rendered by us on behalf of our unconsolidated joint ventures. We have assessed these receivables as having minimal collection risk based on our historic experience with these joint ventures and our inherent influence through our ownership interest. The related revenue we earned from our unconsolidated joint ventures totaled $0.1 million and $2.0 million during the three months ended March 27, 2015 and March 28, 2014, respectively. The related cost of services was $0.2 million and $1.9 million during the three months ended March 27, 2015 and March 28, 2014, respectively. Additionally, we earned $0.5 million and $10.3 million in equity method income (includes operationally integral and non-integral income) during the three months ended March 27, 2015 and March 28, 2014, respectively.
GLS’ revenue was $6.7 million and $4.8 million during the three months ended March 27, 2015 and March 28, 2014, respectively. GLS’ operating loss was $0.6 million and $1.5 million during the three months ended March 27, 2015 and March 28, 2014, respectively. GLS’ net loss was $0.6 million and $1.5 million during the three months ended March 27, 2015 and March 28, 2014, respectively. GLS did not pay a cash dividend during the three months ended March 27, 2015. GLS paid cash dividends of $18.8 million during the three months ended March 28, 2014. Based on our 51% ownership in GLS, we recognized $9.6 million in equity method income during the three months ended March 28, 2014.
We currently hold one promissory note included in Other assets on our consolidated balance sheet from Palm Trading Investment Corp, which had an aggregate initial value of $9.2 million. The loan balance outstanding was $2.8 million and $2.9 million as of March 27, 2015 and December 31, 2014, respectively, reflecting the initial value plus accrued interest, less payments against the promissory note. The fair value of the note receivable is not materially different from its carrying value.

As discussed above and in accordance with ASC 810 - Consolidation, we consolidate DIFZ. The following tables present selected financial information for DIFZ as of March 27, 2015 and December 31, 2014 and for the three months ended March 27, 2015 and March 28, 2014:

	As Of
(Amounts in millions)	March 27, 2015	December 31, 2014
Assets	$10.9	$4.7
Liabilities	7.5	1.5

	Three Months Ended
(Amounts in millions)	March 27, 2015	March 28, 2014
Revenue	$51.7	$82.4
The following tables present selected financial information for our equity method investees as of March 27, 2015 and December 31, 2014 and for the three months ended March 27, 2015 and March 28, 2014:

	As Of
(Amounts in millions)	March 27, 2015	December 31, 2014
Current assets	$50.1	$65.8
Total assets	50.1	65.9
Current liabilities	28.6	44.4
Total liabilities	28.9	44.4

	Three Months Ended
(Amounts in millions)	March 27, 2015	March 28, 2014
Revenue	$45.8	$78.7
Gross profit	5.1	5.3
Net income	4.0	3.2
Many of our joint ventures and VIEs only perform on a single contract. The modification or termination of a contract under a joint venture or VIE could trigger an impairment in the fair value of our investment in these entities. In the aggregate, our maximum exposure to losses as a result of our investment consists of our (i) $6.9 million investment in unconsolidated joint ventures, (ii) $2.0 million in receivables from our unconsolidated joint ventures, (iii) $2.8 million note receivable from Palm Trading Investment Corp. and (iv) contingent liabilities that were neither probable nor reasonably estimable as of March 27, 2015.

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
A summary of the Class B Interest plans activity for the three months ended March 27, 2015 and March 28, 2014 is as follows:

Number of Interests
Outstanding at December 31, 2014	5,901
Granted:
Class B-1	—
Class B-2	—
Exercised	—
Forfeited or expired	(45)
Outstanding at March 27, 2015	5,856

Number of Interests
Outstanding at December 31, 2013	3,144
Granted:
Class B-1	3,459
Class B-2	—
Exercised	—
Forfeited or expired	—
Outstanding at March 28, 2014	6,603

Awards to our management team consist of options qualifying as profits interests under Revenue Procedure 93-27, that are exercisable only upon a change in control as defined in the Plan. The awards do not expire and the awards do not have a fixed strike price. The value of the Class B Interest as of the grant date is calculated using a Monte Carlo simulation consistent with the provisions of ASC Topic 718, “Compensation—Stock Compensation” and is amortized over the respective vesting period. The Monte Carlo simulation, similar to a Black-Scholes option pricing formula, requires the input of subjective assumptions, including the estimated life of the interest and the expected volatility of the underlying stock over the estimated life of the option. We use historical volatility of the market-based guideline companies as a basis for projecting the expected volatility of the underlying Class B interest and estimated the expected life of our Class B grants to be 4 years as of the grant date. The 2013 fair value utilized for determining the profits interests for Class B-1 and B-2 interests was $819.26 and $258.30, respectively. The initial fair value was utilized for all grants through the period ending March 28, 2014. After the period ending March 28, 2014, another valuation was performed to determine the fair value of future grants resulting in Class B-1 interests granted after March 28, 2014 having a fair value of $32.73.

	For the three months ended
	March 27, 2015	March 28, 2014
Weighted-average assumptions used:
Expected volatility	36.0%	33.5%
Risk-free interest rate	1.1%	1.7%
Expected yield	8%	8%
Expected life (in years)	2.8	4
Forfeiture rate	8%	8%

The total fair value of shares granted during the three months ended March 28, 2014 was $2.8 million. No shares were granted during the three months ended March 27, 2015. The fair value of Class B-1 interests granted after March 28, 2014 was $1.7 million. Total compensation cost expensed for the three months ended March 27, 2015 and March 28, 2014 was $0.2 million and $1.5 million, respectively.
A summary of the changes in non-vested shares for the period ended March 27, 2015 and March 28, 2014 is as follows:

Number of Interests
Non-vested shares at December 31, 2014	1,234
Granted	—
Vested	(122)
Forfeited	(45)
Non-vested shares at March 27, 2015	1,067

Number of Interests
Non-vested shares at December 31, 2013	2,123
Granted	3,459
Vested	(1,361)
Forfeited	—
Non-vested shares at March 28, 2014	4,221
As of March 27, 2015, the total compensation cost related to the non-vested Class B awards, not yet recognized, was $0.3 million which will be recognized over a weighted average period of approximately 0.9 years. As of March 28, 2014, the total compensation cost related to the non-vested Class B awards, not yet recognized, was $2.3 million which will be recognized over a weighted average period of approximately 3.8 years.
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
Revenue on LOGCAP IV was $61.1 million and $191.3 million during the three months ended March 27, 2015 and March 28, 2014, respectively. Cost of services on LOGCAP IV program was $56.8 million and $178.6 million during the three months ended March 27, 2015 and March 28, 2014, respectively. Our share of the total LOGCAP IV profits was $3.2 million and $5.0 million during the three months ended March 27, 2015 and March 28, 2014, respectively.

Note 13 — Consolidating Financial Statements of Subsidiary Guarantors
The Senior Unsecured Notes issued by DynCorp International Inc. ("Subsidiary Issuer") and the Senior Credit Facility are fully and unconditionally guaranteed, jointly and severally, by the Company ("Parent") and all of the domestic subsidiaries of Subsidiary Issuer: DynCorp International LLC, DTS Aviation Services LLC, DynCorp Aerospace Operations LLC, DynCorp International Services LLC, DIV Capital Corporation, Dyn Marine Services of Virginia LLC, Services International LLC, Worldwide Management and Consulting Services LLC, Worldwide Recruiting and Staffing Services LLC, Heliworks LLC, Phoenix Consulting Group LLC and Casals & Associates Inc. ("Subsidiary Guarantors"). Each of the Subsidiary Issuers and the Subsidiary Guarantors is 100% owned by the Company. Under the indenture governing the Senior Unsecured Notes, a guarantee of a Subsidiary Guarantor will terminate upon the following customary circumstances: (i) the sale of the capital stock of such Subsidiary Guarantor if such sale complies with the indenture; (ii) the designation of such Subsidiary Guarantor as an unrestricted subsidiary; (iii) if such Subsidiary Guarantor no longer guarantees certain other indebtedness of the Subsidiary Issuer or (iv) the defeasance or discharge of the indenture.
The following condensed consolidating financial statements present (i) unaudited condensed consolidating balance sheets as of March 27, 2015 and December 31, 2014, (ii) unaudited condensed consolidating statements of operations and comprehensive income for the three months ended March 27, 2015 and March 28, 2014, (iii) unaudited condensed consolidating statements of cash flows for the three months ended March 27, 2015 and March 28, 2014 and (iii) elimination entries necessary to consolidate Parent and its subsidiaries.
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
DynCorp International Inc. is considered the Subsidiary Issuer as it issued the Senior Unsecured Notes.

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Operations Information
For the Three Months Ended March 27, 2015

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$—	$471,525	$57,266	$(61,769)	$467,022
Cost of services	—	—	(429,391)	(56,520)	61,753	(424,158)
Selling, general and administrative expenses	—	—	(31,231)	(8)	16	(31,223)
Depreciation and amortization expense	—	—	(6,683)	(576)	—	(7,259)
Earnings from equity method investees	—	—	68	—	—	68
Operating income	—	—	4,288	162	—	4,450
Interest expense	—	(15,574)	(481)	—	—	(16,055)
Interest income	—	—	16	1	—	17
Equity in (loss) income of consolidated subsidiaries	(14,834)	(4,711)	(502)	—	20,047	—
Other income, net	—	—	912	82	—	994
(Loss) income before income taxes	(14,834)	(20,285)	4,233	245	20,047	(10,594)
Benefit (provision) for income taxes	—	5,451	(8,943)	(317)	—	(3,809)
Net loss	(14,834)	(14,834)	(4,710)	(72)	20,047	(14,403)
Noncontrolling interests	—	—	—	(431)	—	(431)
Net loss attributable to Delta Tucker Holdings, Inc.	$(14,834)	$(14,834)	$(4,710)	$(503)	$20,047	$(14,834)

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Operations Information
For the Three Months Ended March 28, 2014

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$—	$615,625	$86,825	$(89,691)	$612,759
Cost of services	—	—	(564,529)	(85,700)	89,739	(560,490)
Selling, general and administrative expenses	—	—	(33,366)	(61)	(48)	(33,475)
Depreciation and amortization expense	—	—	(11,357)	(146)	—	(11,503)
Earnings from equity method investees	—	—	158	9,589	—	9,747
Operating income	—	—	6,531	10,507	—	17,038
Interest expense	—	(17,501)	(516)	—	—	(18,017)
Loss on early extinguishment of debt	—	(172)	—	—	—	(172)
Interest income	—	—	45	7	—	52
Equity in (loss) income of consolidated subsidiaries	(766)	9,458	9,807	—	(18,499)	—
Other income (loss), net	—	—	895	(6)	—	889
(Loss) income before income taxes	(766)	(8,215)	16,762	10,508	(18,499)	(210)
Benefit (provision) for income taxes	—	7,449	(7,304)	(56)	—	89
Net (loss) income	(766)	(766)	9,458	10,452	(18,499)	(121)
Noncontrolling interests	—	—	—	(645)	—	(645)
Net (loss) income attributable to Delta Tucker Holdings, Inc.	$(766)	$(766)	$9,458	$9,807	$(18,499)	$(766)

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Comprehensive Loss Information
For the Three Months Ended March 27, 2015

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net loss	$(14,834)	$(14,834)	$(4,710)	$(72)	$20,047	$(14,403)
Other comprehensive income:
Currency translation adjustment	(113)	(113)	—	(113)	226	(113)
Other comprehensive loss, before tax	(113)	(113)	—	(113)	226	(113)
Income tax benefit related to items of other comprehensive loss	40	40	—	40	(80)	40
Other comprehensive loss	(73)	(73)	—	(73)	146	(73)
Comprehensive loss	(14,907)	(14,907)	(4,710)	(145)	20,193	(14,476)
Noncontrolling interests	—	—	—	(431)	—	(431)
Comprehensive loss attributable to Delta Tucker Holdings, Inc.	$(14,907)	$(14,907)	$(4,710)	$(576)	$20,193	$(14,907)

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Comprehensive (Loss) Income Information
For the Three Months Ended March 28, 2014

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net (loss) income	$(766)	$(766)	$9,458	$10,452	$(18,499)	$(121)
Other comprehensive income:
Currency translation adjustment	(34)	(34)	—	(34)	68	(34)
Other comprehensive loss (income), before tax	(34)	(34)	—	(34)	68	(34)
Income tax benefit related to items of other comprehensive income	94	94	—	94	(188)	94
Other comprehensive income (loss)	60	60	—	60	(120)	60
Comprehensive (loss) income	(706)	(706)	9,458	10,512	(18,619)	(61)
Noncontrolling interests	—	—	—	(645)	—	(645)
Comprehensive (loss) income attributable to Delta Tucker Holdings, Inc.	$(706)	$(706)	$9,458	$9,867	$(18,619)	$(706)

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Balance Sheet Information
March 27, 2015

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
	ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$48,358	$11,489	$—	$59,847
Restricted cash	—	—	707	—	—	707
Accounts receivable, net	—	—	470,623	657	(2,791)	468,489
Intercompany receivables	—	—	235,129	11,568	(246,697)	—
Prepaid expenses and other current assets	—	—	118,510	10,038	(58,049)	70,499
Total current assets	—	—	873,327	33,752	(307,537)	599,542
Long-term restricted cash	—	—	952	—	—	952
Property and equipment, net	—	—	22,566	129	—	22,695
Goodwill	—	—	96,489	32,399	—	128,888
Tradenames, net	—	—	28,731	—	—	28,731
Other intangibles, net	—	—	143,293	553	—	143,846
Investment in subsidiaries	—	785,100	54,639	—	(839,739)	—
Other assets, net	—	10,235	13,424	500	—	24,159
Total assets	$—	$795,335	$1,233,421	$67,333	$(1,147,276)	$948,813

	LIABILITIES & EQUITY
Current liabilities:
Accounts payable	$—	$—	$142,869	$1,663	$(1,182)	$143,350
Accrued payroll and employee costs	—	—	91,672	10,352	—	102,024
Intercompany payables	44,071	191,058	11,568	—	(246,697)	—
Deferred income taxes	—	—	25,133	24	—	25,157
Other accrued liabilities	52,499	14,498	156,261	654	(112,021)	111,891
Income taxes payable	—	—	2,708	—	(128)	2,580
Total current liabilities	96,570	205,556	430,211	12,693	(360,028)	385,002
Long-term debt	—	642,272	—	—	—	642,272
Long-term deferred taxes	1,008	—	1,756	—	—	2,764
Other long-term liabilities	—	—	10,737	—	—	10,737
Noncontrolling interests	—	—	5,617	—	—	5,617
(Deficit) equity	(97,578)	(52,493)	785,100	54,640	(787,248)	(97,579)
Total liabilities and deficit	$—	$795,335	$1,233,421	$67,333	$(1,147,276)	$948,813

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Balance Sheet Information
December 31, 2014

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
	ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$87,300	$6,704	$—	$94,004
Restricted cash	—	—	707	—	—	707
Accounts receivable, net	—	—	452,938	719	(5,161)	448,496
Intercompany receivables	—	—	234,109	28,231	(262,340)	—
Prepaid expenses and other current assets	—	—	73,456	1,217	(473)	74,200
Total current assets	—	—	848,510	36,871	(267,974)	617,407
Long-term restricted cash	—	—	952	—	—	952
Property and equipment, net	—	—	23,615	171	—	23,786
Goodwill	—	—	96,489	32,399	—	128,888
Tradenames, net	—	—	28,762	—	—	28,762
Other intangibles, net	—	—	148,825	655	—	149,480
Investment in subsidiaries	—	805,417	55,087	—	(860,504)	—
Long-term deferred taxes	—	—	5,696	—	—	5,696
Other assets, net	558	11,775	15,183	—	—	27,516
Total assets	$558	$817,192	$1,223,119	$70,096	$(1,128,478)	$982,487

	LIABILITIES & EQUITY
Current liabilities:
Accounts payable	$—	$—	$146,016	$1,253	$(723)	$146,546
Accrued payroll and employee costs	—	—	84,725	13,296	(4,314)	93,707
Intercompany payables	45,643	188,466	28,231	—	(262,340)	—
Deferred income taxes	—	—	31,453	24	—	31,477
Other accrued liabilities	37,681	24,135	105,404	436	(37,630)	130,026
Income taxes payable	—	—	5,072	—	(648)	4,424
Total current liabilities	83,324	212,601	400,901	15,009	(305,655)	406,180
Long-term debt	—	642,272	—	—	—	642,272
Other long-term liabilities	—	—	11,312	—	—	11,312
Noncontrolling interests	—	—	5,489	—	—	5,489
(Deficit) Equity	(82,766)	(37,681)	805,417	55,087	(822,823)	(82,766)
Total liabilities and deficit	$558	$817,192	$1,223,119	$70,096	$(1,128,478)	$982,487

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Cash Flow Information
For the Three Months Ended March 27, 2015

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$1,571	$(2,592)	$(20,968)	$(11,473)	$(101)	$(33,563)
Cash flows from investing activities:
Purchase of property and equipment, net	—	—	(173)	—	—	(173)
Purchase of software	—	—	(417)	—	—	(417)
Return of capital from equity method investees	—	—	1,822	—	—	1,822
Contributions to equity method investees	—	—	(500)	—	—	(500)
Transfer to Parent	—	—	(1,021)	16,662	(15,641)	—
Net cash used in investing activities	—	—	(289)	16,662	(15,641)	732
Cash flows from financing activities:
Borrowings on long-term debt	—	34,900	—	—	—	34,900
Payments on long-term debt	—	(34,900)	—	—	—	(34,900)
Payments under other financing arrangements	—	—	(1,023)	—	—	(1,023)
Payments of dividends to Parent	—	—	—	(404)	101	(303)
Transfers from (to) Affiliates	(1,571)	2,592	(16,662)	—	15,641	—
Net cash provided by (used in) financing activities	(1,571)	2,592	(17,685)	(404)	15,742	(1,326)
Net (decrease) increase in cash and cash equivalents	—	—	(38,942)	4,785	—	(34,157)
Cash and cash equivalents, beginning of period	—	—	87,300	6,704	—	94,004
Cash and cash equivalents, end of period	$—	$—	$48,358	$11,489	$—	$59,847

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Cash Flow Information
For The Three Months Ended March 28, 2014

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$288	$(2,929)	$(39,043)	$13,029	$(459)	$(29,114)
Cash flows from investing activities:
Purchase of property and equipment, net	—	—	(5,764)	—	—	(5,764)
Purchase of software	—	—	(184)	—	—	(184)
Return of capital from equity method investees	—	—	1,086	—	—	1,086
Contributions to equity method investees	—	—	—	—	—	—
Transfer from (to) Parent	—	—	(17,641)	7,145	10,496	—
Net cash (used in) provided by investing activities	—	—	(22,503)	7,145	10,496	(4,862)
Cash flows from financing activities:
Payments on long-term debt	—	(15,000)	—	—	—	(15,000)
Borrowings under other financing arrangements	—	—	16,472	—	—	16,472
Payments under other financing arrangements	—	—	(15,759)	—	—	(15,759)
Payments of dividends to Parent	—	—	—	(918)	459	(459)
Transfers (to) from Affiliates	(288)	17,929	(7,145)	—	(10,496)	—
Net cash (used in) provided by financing activities	(288)	2,929	(6,432)	(918)	(10,037)	(14,746)
Net (decrease) increase in cash and cash equivalents	—	—	(67,978)	19,256	—	(48,722)
Cash and cash equivalents, beginning of period	—	—	144,025	26,820	—	170,845
Cash and cash equivalents, end of period	$—	$—	$76,047	$46,076	$—	$122,123

Note 14 — Subsequent Events
We evaluated potential subsequent events occurring after the period end date through the date the financial statements were issued and concluded that there were no material subsequent events for the quarter ended March 27, 2015, except as disclosed within the Notes to the unaudited condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis of our unaudited condensed consolidated financial condition and results of operations should be read in conjunction with the Delta Tucker Holdings, Inc. unaudited condensed consolidated financial statements, and the notes thereto, and other data contained elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis should also be read in conjunction with our audited consolidated financial statements, and notes thereto, and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the year ended December 31, 2014. In addition, please see "Disclosure Regarding Forward-Looking Information" for a discussion of the risks, uncertainties and assumptions associated with these statements. References to "Delta Tucker Holdings", the "Company", "we", "our" or "us" refer to Delta Tucker Holdings, Inc. and its subsidiaries unless otherwise stated or indicated by context.

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
Reportable Segments
The Company's organizational structure includes two operating and reporting segments: DynAviation and DynLogistics. Our segments provide services domestically and internationally primarily under contracts with the U.S. government.
DynAviation
This segment provides worldwide maintenance of aircraft fleet and ground vehicles, which includes logistics support on aircraft and aerial firefighting services, weapons systems, and related support equipment to the DoD, other U.S. government agencies and direct contracts with foreign governments. This segment also provides foreign assistance programs to help foreign governments improve their ability to develop and implement national strategies and programs to prevent the production, trafficking and abuse of illicit drugs. The INL Air Wing program is one of the most significant programs in the DynAviation segment. The INL Air Wing program supports governments in multiple Latin American countries and provides support and assistance with interdiction services in Afghanistan. This program also provides intra-theater transportation services for DoS personnel throughout Iraq and Afghanistan. In January 2015 the DoS issued a letter notifying us that our proposal on the recompete related to the INL Air Wing program was outside of the competitive range and would not be considered further for award. We requested and received a pre-award debriefing of the DoS's evaluation. We filed a protest with the U.S. Government Accountability Office ("GAO") to challenge the decision by the DoS. In response to our protest, the DoS notified the GAO that it will take corrective action, which will include a reconsideration of its evaluations of the recompete proposals, and a determination of whether discussions are necessary and, if so, it will make a new competitive range decision. The evaluation process is still underway and DoS has yet to award any part of the contract recompete.

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
Current Operating Environment and Outlook
The following discussion is a supplement to and should be read in conjunction with the accompanying unaudited financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2014.
External Factors
The defense services sector continues to adapt to protracted budget uncertainty and the downward pressure of reduced defense spending. The impacts of budgetary challenges and policy decisions have not occurred in a geopolitical vacuum; instability and ongoing and potential conflicts around the globe are driving adjustments to U.S. national security and foreign policy objectives, as well as the requirements, funding levels and mechanisms to support necessary policy shifts. External factors influencing the industry continue to include:
•Adhering to discretionary spending caps mandated by the Budget Control Act of 2011 ("BCA");
•Reduced troop levels and tempo of operations in Afghanistan;
•Conflicts in Iraq and the wider Middle East; and
•Increased instability and challenges to the existing international framework.
While the BCA-mandated spending caps and related sequestration remains in effect, enactment of the Bipartisan Budget Act of 2013 ("BBA") in December 2013 adjusted the caps upward for fiscal years 2014 and 2015. While the BBA ensured there is no sequestration in fiscal year 2015, this is not the case for fiscal year 2016 budget, which is being debated in Congress.
Specifically, the fiscal year 2016 DoD budget request is $585 billion, with $534 billion in the base budget and $51 billion in the Overseas Contingency or OCO account. If enacted, the DoD budget would reflect an increase of $15 billion, or 4% growth, over fiscal year 2015. It is important to note that the fiscal year 2015 President’s request for DoD is $35 billion above the BCA caps and is subject to sequestration unless Congress acts to modify or vacate the caps.
The addressable market for the defense services sector is predominately funded in the Operations and Maintenance (O&M) accounts. The fiscal year 2016 defense base budget request for O&M activities is $210 billion, which is $15 billion, or 7%, above fiscal year 2015. We believe growth in the O&M request reflects DoD’s continued focus on readiness above all else. With regard to fiscal year 2016, OCO O&M request is $40 billion, which is $11 billion, or 21%, below fiscal year 2015. However, the predicted decreases in OCO O&M are not in alignment with continued DoD readiness challenges and global turmoil. Because of these fiscal and policy realities, fiscal year 2016 OCO O&M funding will likely be significantly boosted before final enactment.

We believe the Administration’s request to increase defense spending is welcomed, but Congress has the power of the purse and needs to find a legislative path to permit additional defense spending above the caps. Today, there still does not appear to be the political will to undo the BCA, although both the House and Senate agreed to fiscal year 2016 budget resolutions that substantially increase OCO funding, which is not counted against the BCA caps.
Even if Congress is not able to reach an agreement that avoids sequestration, the resulting fiscal year 2016 defense budget will be essentially flat and will see mandated topline growth of at least 2% in fiscal year 2017 and beyond. In other words, we believe, regardless of final fiscal year 2016 funding, fiscal year 2015 appears to have been the bottom.
Internationally, as noted above, the reduction in the President’s OCO request was anticipated. However, we believe the recent decision to delay further troop reductions in Afghanistan, as well as continued conflict and instability in Iraq, Syria, Yemen, Ukraine and others, argues for continued robust OCO funding. We believe the Administration has shown a willingness to use OCO funds for a variety of missions from airstrikes to disease control, and long-term capacity building of regional security forces. Congress has been supportive of this approach to utilizing OCO funds.
The U.S. and its allies are confronted with a complex, challenging and often violent world where U.S. leadership is still required. This leadership includes assisting in the development of and equipping of allied security forces and related civil institutions to bolster international stability and security.
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

With regard to the greater Middle East, we expect instability to persist. Yet, as acknowledged in the OCO request, we believe U.S. defense ties and presence throughout the region will continue to be of vital strategic interest to the U.S. and our allies. We believe that base operations and support and maintenance capacity will be key enablers in this environment and we are especially well-positioned to provide these services to both U.S. forces and allied nations.

Notable Events for the Three Months Ended March 27, 2015 and to Date

•
In January 2015, DynLogistics announced the award of a contract from the United States Army Contracting Command to provide advisory, training and mentoring services to the Afghanistan Ministry of Interior. The contract has a nine-month base period with two, three-month options and a total potential contract value of $67.8 million.

•
In January 2015, DynLogistics announced the award of a contract from the United States Army Contracting Command to provide advisory, training and mentoring services to the Afghanistan Ministry of Defense. The contract has a nine-month base period with two, three-month options and a total potential contract value of $84.0 million.

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

•
In April 2015, DynAviation announced the award of a contract from CAL FIRE to help suppress and control wildfires. The contract has a two-year base period with three, one-year options and a total potential contract value of $126.2 million.

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

Our historical contract mix by type, as a percentage of revenue, is indicated in the table below.

	Three Months Ended
	March 27, 2015	March 28, 2014
Fixed-Price	39%	25%
Time-and-Materials	13%	11%
Cost-Reimbursement	48%	64%
Total	100%	100%
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
The following table sets forth our approximate backlog as of the dates indicated:

	As Of
(Amounts in millions)	March 27, 2015	December 31, 2014
Funded backlog	$1,134	$1,171
Unfunded backlog	1,947	2,160
Total	$3,081	$3,331
The decrease in backlog as of March 27, 2015 was primarily due to revenue outpacing orders as potential contract wins continue to be pushed to subsequent periods.

Results of Operations

Consolidated Three Months Ended March 27, 2015 compared to the Three Months Ended March 28, 2014
The following tables set forth our unaudited consolidated results of operations, both in dollars and as a percentage of revenue, for the three months ended March 27, 2015 and March 28, 2014:

	Three Months Ended
(Amounts in thousands)	March 27, 2015		March 28, 2014
Revenue	$467,022	100.0%	$612,759	100.0%
Cost of services	(424,158)	(90.8)	(560,490)	(91.5)
Selling, general and administrative expenses	(31,223)	(6.7)	(33,475)	(5.5)
Depreciation and amortization expense	(7,259)	(1.6)	(11,503)	(1.9)
Earnings from equity method investees	68	—	9,747	1.6
Operating income	4,450	0.9	17,038	2.8
Interest expense	(16,055)	(3.4)	(18,017)	(2.9)
Loss on early extinguishment of debt	—	—	(172)	—
Interest income	17	—	52	—
Other income, net	994	0.2	889	0.1
Loss before income taxes	(10,594)	(2.3)	(210)	—
(Provision) benefit for income taxes	(3,809)	(0.8)	89	—
Net loss	(14,403)	(3.1)	(121)	—
Noncontrolling interests	(431)	(0.1)	(645)	(0.1)
Net loss attributable to Delta Tucker Holdings, Inc.	$(14,834)	(3.2)	$(766)	(0.1)
Revenue — Revenue for the three months ended March 27, 2015 was $467.0 million, a decrease of $145.7 million, or 23.8%, compared to $612.8 million for the three months ended March 28, 2014. The decrease was primarily driven by the continued drawdown of U.S. forces in Afghanistan, which impacted the demand for services under our LOGCAP IV contract and caused reduced training needs under the Afghanistan Ministry of Defense Program ("AMDP") and the Combined Security Transition Command Afghanistan ("CSTC-A") contract; reduced service needs in Iraq for DoS, affecting the INL Air Wing contract and the delays in new business awards. See further discussion of our revenue results in the "Results by Segment" section below.
Cost of services — Cost of services are comprised of direct labor, direct material, overhead, subcontractors, travel, supplies and other miscellaneous costs. Cost of services for the three months ended March 27, 2015 was $424.2 million, a decrease of $136.3 million, or 24.3%, compared to the three months ended March 28, 2014. The decrease in Cost of services was primarily driven by a reduction in demand for services, consistent with the decline in revenue, as discussed above. As a percentage of revenue, Cost of services improved to 90.8% for the three months ended March 27, 2015 compared to 91.5% for the three months ended March 28, 2014. See further discussion of the impact of program margins in the "Results by Segment" section below.
Selling, general and administrative expenses ("SG&A") — SG&A primarily relates to functions such as management, legal, financial accounting, contracts and administration, human resources, management information systems, purchasing, and business development. SG&A decreased by $2.3 million, or 6.7%, to $31.2 million during the three months ended March 27, 2015 primarily as a result of our continued cost reduction initiatives, partially offset by the costs associated with executing these initiatives and costs to settle a legal matter. SG&A as a percentage of revenue increased to 6.7% for the three months ended March 27, 2015 compared to 5.5% for the three months ended March 28, 2014 as a result of the decline in revenue outpacing general and administrative reductions.
Earnings from equity method investees — Earnings from equity method investees include our proportionate share of the income of our equity method investees deemed to be operationally integral to our business, such as Partnership for Temporary Housing LLC (“PaTH”), Contingency Response Services LLC (“CRS”), Global Response Services LLC (“GRS”) and Global Linguist Solutions ("GLS"). Earnings from operationally integral unconsolidated affiliates for the three months ended March 27, 2015 was $0.1 million primarily as a result of activity in our PaTH joint venture, as compared to $9.7 million for the three months ended March 28, 2014. The decrease was primarily as a result of equity method income recognized upon the receipt of a $9.6 million distribution from GLS related to the finalization of Form 1s in February 2014 allowing GLS to submit previous invoices for recovery. We expect our earnings from equity method investees to remain minimal throughout the remainder of the year unless additional task orders are received by our joint ventures. See Note 10 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

Interest expense — Interest expense for the three months ended March 27, 2015 was $16.1 million, a decrease of $2.0 million, or 10.9%, compared to the three months ended March 28, 2014. The decrease is the result of the continual reduction of the principal balance of our Term Loan as a result of principal prepayments of $90.0 million during the year ended December 31, 2014.
Other income, net — Other income, net consists primarily of our share of earnings from Babcock DynCorp Limited ("Babcock"), as well as gains/losses from foreign currency and asset sales. Other income, net during the three months ended March 27, 2015 was $1.0 million, an increase of $0.1 million, or 11.8%.
Income taxes — Our effective tax rate consists of federal and state statutory rates, certain permanent differences and discreet items. The effective tax rate for the three months ended March 27, 2015 was (35.9)%, as compared to 42.1% for the three months ended March 28, 2014, a change primarily driven by recording a valuation allowance against our deferred tax assets.

Results by Segment – Three Months Ended March 27, 2015 Compared to Three Months Ended March 28, 2014
The following tables set forth the revenue, both in dollars and as a percentage of our consolidated revenue, operating loss and operating margin for our operating segments for the three months ended March 27, 2015 and March 28, 2014. The following amounts agree to our segment disclosures. See Note 9 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion.

	Three Months Ended
	March 27, 2015		March 28, 2014
(Amounts in thousands)	Revenue	% of Total Revenue	Revenue	% of Total Revenue
DynAviation	$309,905	66.4%	$295,735	48.3%
DynLogistics	156,400	33.4	317,168	51.8
Headquarters (1)	717	0.2	(144)	—
Consolidated revenue	$467,022	100.0	$612,759	100.0

	Operating Income (Loss)	Profit Margin	Operating Income (Loss)	Profit Margin
DynAviation	$4,598	1.5%	$11,288	3.8%
DynLogistics	7,709	4.9	12,029	3.8
Headquarters (2)	(7,857)		(6,279)
Consolidated operating income	$4,450		$17,038

(1)	Represents revenue earned on shared service arrangements for general and administrative services provided to unconsolidated joint ventures and elimination of intercompany items between segments.

(2)
Headquarters operating loss primarily relates to amortization of intangible assets and other costs that are not allocated to segments and are not billable to our U.S. government customers, partially offset by equity method investee income.

DynAviation
Revenue of $309.9 million increased $14.2 million, or 4.8%, for the three months ended March 27, 2015 compared to the three months ended March 28, 2014 primarily as a result of increased revenues from the Contractor Logistics Support (“CLS”), Future Flexible Acquisition and Sustainment Tool (“F2AST”) contracts and organic growth in our Middle East contracts. The increase in revenue was partially offset by the reduction in volume on certain task orders under the Contract Field Teams ("CFT") program and the completion of the Counter Narcoterrorism Technology Program Office ("CNTPO") program. Challenges to future revenue growth as a result of an increasingly competitive environment and delays in the government procurement environment could result in future declines within the DynAviation segment.
Operating income of $4.6 million decreased $6.7 million, or 59.3%, for the three months ended March 27, 2015 compared to the three months ended March 28, 2014 primarily as a result of the completion of contracts that historically commanded higher margins and a contract loss accrual on a new program. The decline in operating income was partially offset by continued organic growth and enhanced productivity on our existing Middle East contracts.

DynLogistics
Revenue of $156.4 million decreased $160.8 million, or 50.7%, for the three months ended March 27, 2015 compared to the three months ended March 28, 2014 primarily as a result of reductions in manning, materials and other direct costs under the Afghan Area of Responsibility ("AOR") task order under the LOGCAP IV program. Additionally, revenue was impacted by de-scoping on the AMDP and CSTC-A contracts, lower volume on the Civilian Police ("CivPol") task orders and the completion of certain contracts. This decline was partially offset by the new task orders under the Criminal Justice Program Support ("CJPS") in Haiti and commercial and governmental clients in the national strategic programs portfolio. As efforts in Afghanistan continue to decline and with the continued pressure on U.S. defense budgets, we expect our revenue for the DynLogistics segment to continue to hold in line with our first quarter revenue or decline slightly for the remainder of 2015.
Operating income of $7.7 million decreased $4.3 million, or 35.9%, for the three months ended March 27, 2015 compared to the three months ended March 28, 2014 primarily due the decrease in revenue discussed above.

Liquidity and Capital Resources
Cash generated by operations and borrowings available under our Senior Secured Credit Facility ("Senior Credit Facility") are our primary sources of short-term liquidity. See Note 7 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion of our Senior Credit Facility. We believe our cash flow from operations and our available borrowings will be adequate to meet our liquidity needs for the next twelve months. However, our cash flow from operations is heavily dependent upon billing and collection of our accounts receivable and access to our Revolver is dependent upon our meeting financial and non-financial covenants. Significant changes, such as a future government shutdown, further cuts mandated by sequestration or any other limitations in collections, significant future losses on any of our contracts or loss of our ability to access our Revolver, could materially impact liquidity and our ability to fund our working capital needs. Failure to meet covenant obligations could result in elimination of access to our Senior Credit Facility or other remedies by our Agent, such as the acceleration of our debt, which would materially affect our future expansion strategies and our ability to meet our operational obligations. See further discussion of our covenants in the Financing section below.
Our primary use of short-term liquidity includes debt service and working capital needs sufficient to pay for materials, labor, services or subcontractors prior to receiving payments from our customers. There can be no assurance that sufficient capital will continue to be available in the future or that we will be able to refinance our Senior Credit Facility at terms acceptable to us prior to its maturity in July 2016. Although we operate internationally, virtually all of our cash is held by either U.S. entities or by foreign entities which are structured as pass through entities. As a result, we do not have significant risk associated with our ability to repatriate cash.
Management believes Days Sales Outstanding ("DSO") is an appropriate way to measure our billing and collections effectiveness. DSO measures the efficiency in collecting our receivables as of the period end date and is calculated based on average daily revenue for the most recent quarter and accounts receivable, net of customer advances, as of the balance sheet date. DSO increased to 82 days as of March 27, 2015 from 80 days as of December 31, 2014, primarily due to decline in revenue as well as timing of payment cycles relative to our quarter end by certain of our customers, including one prime contractor which has yet to pay the Company a portion of the receivable on a recently ended contract as well as fee receivable on undefinitized work related to our LOGCAP IV contract.
We will continue to focus on working capital management and growth in our business as we approach the maturity of our Senior Credit Facility on July 7, 2016. We expect cash to continue to be impacted by operational working capital needs, potential acquisitions and interest payments on the Senior Credit Facility and the Senior Unsecured Notes.

Cash Flow Analysis

	Three Months Ended
(Amounts in thousands)	March 27, 2015	March 28, 2014
Net cash used in operating activities	$(33,563)	$(29,114)
Net cash provided by (used in) investing activities	732	(4,862)
Net cash used in financing activities	(1,326)	(14,746)
Cash Flows
Cash used in operating activities during the three months ended March 27, 2015 was $33.6 million as compared to $29.1 million during the three months ended March 28, 2014. Cash used in operating activities during the three months ended March 27, 2015 was primarily due to a reduction in accrued liabilities related to interest payments, an increase in DSO and our net loss. Cash used in operating activities during the three months ended March 28, 2014 was primarily due to a reduction in accrued liabilities related to payroll timing and insurance, along with increased cash expenditures to reduce accounts payable.
Cash provided by investing activities during the three months ended March 27, 2015 was $0.7 million as compared to cash used in investing activities of $4.9 million during the three months ended March 28, 2014. Cash provided by investing activities during the three months ended March 27, 2015 was primarily due a return of capital from Babcock, partially offset by a contribution to GLS. Cash used in investing activities during the three months ended March 28, 2014 was primarily due to leasehold improvements related to our Tyson's Corner lease, partially offset by a return of capital from Babcock.
Cash used in financing activities during the three months ended March 27, 2015 was $1.3 million compared to $14.7 million of cash used in financing activities during the three months ended March 28, 2014. Cash used in financing activities during the three months ended March 27, 2015 was primarily the result of payments related to financed insurance. Cash used in financing activities during the three months ended March 28, 2014 was primarily the result of a $15.0 million prepayment on our Term Loan.
Financing
As of March 27, 2015, our debt was comprised of (i) $455.0 million of Senior Unsecured Notes and (ii) $187.3 million of the Term Loan principal associated with our Senior Credit Facility. The Senior Credit Facility also contains a $144.8 million revolving credit facility (the "Revolver") under which we had no outstanding borrowings during the three months ended March 27, 2015. As of March 27, 2015 and December 31, 2014, the available borrowing capacity under the Senior Credit Facility was approximately $106.6 million and $108.1 million, respectively, amounts take into account $38.2 million and $36.7 million, respectively, in issued letters of credit.
As of March 27, 2015, the Senior Credit Facility includes the $187.3 million Term Loan and the $144.8 million Revolver which matures July 7, 2016. Pursuant to the Senior Credit Facility, quarterly principal payments on the Term Loan are required. However, certain principal prepayments made during the year ended December 30, 2011 were applied to the future scheduled maturities and satisfied our responsibility to make quarterly principal payments through maturity.
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
The weighted-average interest rate as of March 27, 2015 for our debt was 9.2%, excluding the impact of deferred financing fees. There were no interest rate hedges in place during the three months ended March 27, 2015.
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
In addition, the Senior Credit Facility stipulates a maximum total leverage ratio, as defined in the Senior Credit Facility, and a minimum interest coverage ratio, as defined in the Senior Credit Facility, that must be maintained. We refer to these two covenants as the financial maintenance covenants. The total leverage ratio is the Consolidated Total Debt, as defined in the Senior Credit Facility, less unrestricted cash and cash equivalents (up to $75.0 million) to Consolidated Earnings Before Interest, Taxes, Depreciation and Amortization ("Consolidated EBITDA"), as defined in the Senior Credit Facility, for the applicable period.
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

We closely evaluate our expected ability to remain in compliance with our financial maintenance covenants. Based on our current projections, we believe we will be compliant with our financial maintenance covenants for the next twelve months. If unforeseen events were to occur or if our estimates change that would put us in violation of the covenants in those future periods, we would intend to seek to obtain a waiver from our lenders or to amend the terms of our Senior Credit Facility.
As of March 27, 2015 and December 31, 2014, we were in compliance with our financial maintenance covenants.

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

The following table provides a reconciliation of net loss attributable to Delta Tucker Holdings, Inc. and EBITDA and Adjusted EBITDA for the periods included below:

Delta Tucker Holdings, Inc. Unaudited Adjusted EBITDA

	Three Months Ended
(Amounts in thousands)	March 27, 2015	March 28, 2014
Net loss attributable to Delta Tucker Holdings, Inc.	$(14,834)	$(766)
Provision (benefit) for income taxes	3,809	(89)
Interest expense, net of interest income	16,038	17,965
Depreciation and amortization (1)	7,798	11,741
EBITDA	12,811	28,851
Non-recurring or unusual gains or losses or income or expenses (2)	2,209	4,174
Employee non-cash compensation, severance, and retention expense (3)	1,677	1,735
Management fees (4)	760	235
Acquisition accounting items (5)	93	—
Other (6)	(317)	(431)
Adjusted EBITDA	$17,233	$34,564

(1)	Amount includes certain depreciation and amortization amounts which are classified as Cost of services in our unaudited condensed consolidated statements of operations.

(2)	Includes certain unusual income and expense items, as defined in the Indenture and Senior Credit Facility.

(3)	Includes post-employment benefit expense related to severance in accordance with ASC 712 - Compensation, relocation expenses and share based compensation expense.

(4)	Includes Cerberus Operations and Advisory Company management fees.

(5)	Includes costs incurred pursuant to ASC 805 - Business Combination.

(6)	Includes changes due to fluctuations in foreign exchange rates, earnings from affiliates not received in cash and other immaterial items.

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
For a discussion of our critical accounting policies and estimates please refer to "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and the notes to the Delta Tucker Holdings, Inc. consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Any material changes to our accounting policies and estimates, from those described in our Annual Report on Form 10-K for the year ended December 31, 2014 are further discussed in Note 1 and Note 3.
Accounting Developments
The information regarding recent accounting pronouncements is included in Note 1.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There has been no significant change in our exposure to market risk during the three months ended March 27, 2015. For discussion of our exposure to market risk, refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

ITEM 1A. RISK FACTORS.
There have been no material changes in the risk factors from those described in "Risk Factors" disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Date:	May 8, 2015	DELTA TUCKER HOLDINGS, INC.

/s/ William T. Kansky
William T. Kansky
Senior Vice President and Chief Financial Officer