Form 10-Q
period 2015-06-26
Delta Tucker Holdings, Inc.
filed 2015-08-03
CIK 1514226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 26, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☑
As of August 3, 2015, the registrant had 100 shares of its Class A common stock outstanding.

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

•
our substantial level of indebtedness, including our Senior Credit Facility which matures July 2016; our ability to refinance or amend the terms of that indebtedness, and changes in availability of capital and cost of capital;

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

Calendar Year
We report the results of our operations using a basis where each quarterly period ends on the last Friday of the calendar quarter, except for the fourth quarter of the fiscal year, which ends on December 31. Included in this Quarterly Report are our unaudited condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 26, 2015 and June 27, 2014, the related statements of equity and cash flows for the six months ended June 26, 2015 and June 27, 2014 and the unaudited condensed consolidated balance sheets as of June 26, 2015 and December 31, 2014.

PART I. FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS.

Delta Tucker Holdings, Inc.
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
(Amounts in thousands)	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
Revenue	$490,170	$590,966	$957,192	$1,203,725
Cost of services	(439,193)	(534,589)	(863,351)	(1,095,080)
Selling, general and administrative expenses	(41,461)	(32,611)	(72,683)	(66,085)
Depreciation and amortization expense	(9,288)	(12,025)	(16,548)	(23,528)
Earnings from equity method investees	56	19	125	9,766
Impairment of goodwill, intangibles and long lived assets	(86,795)	(91,759)	(86,795)	(91,759)
Operating loss	(86,511)	(79,999)	(82,060)	(62,961)
Interest expense	(17,172)	(18,184)	(33,228)	(36,201)
Loss on early extinguishment of debt	—	(448)	—	(621)
Interest income	25	31	42	84
Other income, net	608	1,469	1,602	2,358
Loss before income taxes	(103,050)	(97,131)	(113,644)	(97,341)
Benefit for income taxes	13,293	15,779	9,485	15,867
Net loss	(89,757)	(81,352)	(104,159)	(81,474)
Noncontrolling interests	(298)	(720)	(729)	(1,365)
Net loss attributable to Delta Tucker Holdings, Inc.	$(90,055)	$(82,072)	$(104,888)	$(82,839)
See notes to unaudited condensed consolidated financial statements

Delta Tucker Holdings, Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Loss

	Three Months Ended		Six Months Ended
(Amounts in thousands)	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
Net loss	$(89,757)	$(81,352)	$(104,159)	$(81,474)
Other comprehensive loss:
Foreign currency translation adjustment	11	(39)	(101)	(73)
Other comprehensive income (loss), before tax	11	(39)	(101)	(73)
Income tax (expense) benefit related to items of other comprehensive loss	(4)	(68)	36	26
Other comprehensive income (loss)	7	(107)	(65)	(47)
Comprehensive loss	(89,750)	(81,459)	(104,224)	(81,521)
Comprehensive loss attributable to noncontrolling interests	(298)	(720)	(729)	(1,365)
Comprehensive loss attributable to Delta Tucker Holdings, Inc.	$(90,048)	$(82,179)	$(104,953)	$(82,886)

See notes to unaudited condensed consolidated financial statements

Delta Tucker Holdings, Inc.
Unaudited Condensed Consolidated Balance Sheets

	As Of
(Amounts in thousands, except share data)	June 26, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$78,693	$94,004
Restricted cash	1,673	707
Accounts receivable, net of allowances of $17,332 and $4,736 respectively	439,365	448,496
Prepaid expenses and other current assets	65,521	74,200
Total current assets	585,252	617,407
Long-term restricted cash	—	952
Property and equipment, net	22,661	23,786
Goodwill	42,093	128,888
Tradenames, net	28,703	28,762
Other intangibles, net	135,739	149,480
Long-term deferred taxes	7,881	5,696
Other assets, net	20,821	27,516
Total assets	$843,150	$982,487
LIABILITIES
Current liabilities:
Accounts payable	136,359	146,546
Accrued payroll and employee costs	93,116	93,707
Deferred income taxes	25,234	31,477
Accrued liabilities	117,025	130,026
Income taxes payable	2,715	4,424
Total current liabilities	374,449	406,180
Long-term debt	642,272	642,272
Other long-term liabilities	8,405	11,312
Total liabilities	1,025,126	1,059,764
EQUITY
Common stock, $0.01 par value – 1,000 shares authorized and 100 shares issued and outstanding at June 26, 2015 and December 31, 2014, respectively	—	—
Additional paid-in capital	553,190	552,894
Accumulated deficit	(740,267)	(635,379)
Accumulated other comprehensive loss	(346)	(281)
Total deficit attributable to Delta Tucker Holdings, Inc.	(187,423)	(82,766)
Noncontrolling interests	5,447	5,489
Total deficit	(181,976)	(77,277)
Total liabilities and deficit	$843,150	$982,487
See notes to unaudited condensed consolidated financial statements

Delta Tucker Holdings, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended
(Amounts in thousands)	June 26, 2015	June 27, 2014
Cash flows from operating activities
Net loss	$(104,159)	$(81,474)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	18,148	24,002
Amortization of deferred loan costs	3,169	3,016
Impairment of goodwill, intangibles and long-lived assets	86,795	91,759
Earnings from equity method investees	(870)	(10,790)
Distributions from equity method investees	—	9,588
Deferred income taxes	(8,428)	(17,772)
Share based compensation	295	1,831
Other	(717)	1,062
Changes in assets and liabilities:
Restricted cash	(14)	—
Accounts receivable	9,938	93,458
Prepaid expenses and other current assets	8,629	6,578
Accounts payable and accrued liabilities	(24,974)	(61,739)
Income taxes payable	(767)	(5,434)
Net cash (used in) provided by operating activities	(12,955)	54,085
Cash flows from investing activities
Purchase of property and equipment	(2,123)	(6,448)
Proceeds from sale of property, plant and equipment	—	33
Purchase of software	(847)	(887)
Return of capital from equity method investees	3,683	2,884
Contributions to equity method investees	(500)	—
Net cash provided by (used in) investing activities	213	(4,418)
Cash flows from financing activities
Borrowings on long-term debt	100,000	2,500
Payments on long-term debt	(100,000)	(62,500)
Borrowings under other financing arrangements	—	16,472
Payments under other financing arrangements	(2,055)	(22,634)
Payment of dividends to noncontrolling interests	(514)	(937)
Net cash used in financing activities	(2,569)	(67,099)
Net decrease in cash and cash equivalents	(15,311)	(17,432)
Cash and cash equivalents, beginning of period	94,004	170,845
Cash and cash equivalents, end of period	$78,693	$153,413

Income taxes paid, net	$4,761	$8,755
Interest paid	$30,536	$33,466
See notes to unaudited condensed consolidated financial statements

Delta Tucker Holdings, Inc.
Unaudited Condensed Consolidated Statements of Equity (Deficit)

(Amounts in thousands)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity Attributable to Delta Tucker Holdings, Inc.	Noncontrolling Interest	Total Equity
Balance at December 31, 2013	—	$—	$549,581	$(365,599)	$(197)	$183,785	$5,875	$189,660
Share based compensation	—	—	1,831	—	—	1,831	—	1,831
Comprehensive loss attributable to Delta Tucker Holdings, Inc.	—	—	—	(82,839)	(47)	(82,886)	1,365	(81,521)
DIFZ financing, net of tax	—	—	45	—	—	45	—	45
Dividends declared to noncontrolling interests	—	—	—	—	—	—	(1,405)	(1,405)
Balance at June 27, 2014	—	$—	$551,457	$(448,438)	$(244)	$102,775	$5,835	$108,610

(Amounts in thousands)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Deficit Attributable to Delta Tucker Holdings, Inc.	Noncontrolling Interest	Total Deficit
Balance at December 31, 2014	—	$—	$552,894	$(635,379)	$(281)	$(82,766)	$5,489	$(77,277)
Share based compensation, net	—	—	295	—	—	295	—	295
Comprehensive loss attributable to Delta Tucker Holdings, Inc.	—	—	—	(104,888)	(65)	(104,953)	729	(104,224)
DIFZ financing, net of tax	—	—	1	—	—	1	—	1
Dividends declared to noncontrolling interests	—	—	—	—	—	—	(771)	(771)
Balance at June 26, 2015	—	$—	$553,190	$(740,267)	$(346)	$(187,423)	$5,447	$(181,976)
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
In the opinion of management, normal recurring adjustments necessary to fairly present our financial position as of June 26, 2015 and December 31, 2014, the results of operations and statements of comprehensive loss for the three and six months ended June 26, 2015 and June 27, 2014 and the statements of equity and cash flows for the six months ended June 26, 2015 and June 27, 2014 have been included. The results of operations and statements of comprehensive loss for the three and six months ended June 26, 2015 and June 27, 2014 and the statements of equity and cash flows for the six months ended June 26, 2015 and June 27, 2014 are not necessarily indicative of the results to be expected for the full calendar year or for any future periods. We use estimates and assumptions required for preparation of the financial statements. The estimates are primarily based on historical experience and business knowledge and are revised as circumstances change. Our actual results may differ from these estimates.
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
We classify our equity method investees in two distinct groups based on management’s day-to-day involvement in the operations of each entity and the nature of each joint venture’s business. If the joint venture is deemed to be an extension of one of our segments and operationally integral to the business, our share of the joint venture’s earnings is reported within operating loss in Earnings from equity method investees in the consolidated statement of operations. If the Company considers our involvement less significant, the share of the joint venture’s net earnings is reported in Other income, net in the consolidated statement of operations.

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
Use of Estimates
We prepare our financial statements in conformity with GAAP, which requires us to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. Our estimates and assumptions are reviewed periodically, and the effects of changes, if any, are reflected in the unaudited condensed consolidated statements of operations in the period that they are determined. Changes in contract estimates are the result of changes in assumptions of cost and/or level of effort expected to perform our contracts. Changes resulting from contract options, extensions, or other contract modifications are deemed contract changes, the effects of which are excluded from the gross favorable and unfavorable adjustments below.
The following table presents the aggregate gross favorable and unfavorable adjustments to income before income taxes resulting from changes in contract estimates for the three and six months ended June 26, 2015 and June 27, 2014.

	Three Months Ended		Six Months Ended
(Amounts in millions)	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
Gross favorable adjustments	$7.9	$3.7	$12.2	$4.3
Gross unfavorable adjustments	(1.7)	(2.2)	(5.8)	(5.4)
Net adjustments	$6.2	$1.5	$6.4	$(1.1)
Accounting Policies
There have been no material changes to our significant accounting policies from those described in our Annual Report on Form 10-K for the year ended December 31, 2014.
Accounting Developments
In January 2015, the FASB issued Accounting Standards Update ("ASU") No. 2015-01, Income Statement-Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. ASU 2015-01 eliminates from GAAP the concept of extraordinary items. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, and may be applied either prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The adoption of this guidance did not have a material impact on our consolidated financial statements.
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

There have been no material changes to our accounting developments from those described in our Annual Report on Form 10-K for the year ended December 31, 2014 with the exception of ASU No. 2014-09, Revenue from Contracts with Customers, issued by the FASB in May 2014, which outlines a single set of comprehensive principles for recognizing revenue under GAAP. In April 2015, the FASB deferred the effective date of the new standard to January 1, 2018. The standard permits the use of either the retrospective or modified-retrospective method. We are currently evaluating both methods of adoption as well as the effect ASU 2014-09 will have on our consolidated financial position, results of operations and cash flows.
Other accounting standards updates effective after June 26, 2015 are not expected to have a material effect on our consolidated financial position or results of operations and cash flows.

Note 2 — Composition of Certain Financial Statement Captions
The following tables present financial information of certain consolidated balance sheet captions.
Prepaid expenses and other current assets — Prepaid expenses and other current assets were:

	As Of
(Amounts in thousands)	June 26, 2015	December 31, 2014
Prepaid expenses	$25,610	$30,821
Income tax refunds receivable	390	655
Inventories	23,494	25,198
Aircraft parts inventory held on consignment	2,177	2,278
Work-in-process inventory	6,461	5,772
Joint venture receivables	452	1,497
Other current assets	6,937	7,979
Total prepaid expenses and other current assets	$65,521	$74,200
Prepaid expenses include prepaid insurance, prepaid vendor deposits, and prepaid rent, none of which individually exceed 5% of current assets.
We value our inventory at lower of cost or market.
Property and equipment, net — Property and equipment, net were:

	As Of
(Amounts in thousands)	June 26, 2015	December 31, 2014
Helicopters	$7,108	$7,108
Computers and other equipment	11,211	11,061
Leasehold improvements	20,488	19,055
Office furniture and fixtures	4,446	4,203
Gross property and equipment	43,253	41,427
Less accumulated depreciation	(20,592)	(17,641)
Total property and equipment, net	$22,661	$23,786
Accrued property additions were immaterial as of June 26, 2015. Depreciation expense, including certain depreciation amounts classified as Cost of services, was $2.1 million and $3.6 million during the three and six months ended June 26, 2015, respectively. Depreciation expense, including certain depreciation amounts classified as Cost of services, was $1.4 million and $2.7 million during the three and six months ended June 27, 2014, respectively.
Other assets, net — Other assets, net were:

	As Of
(Amounts in thousands)	June 26, 2015	December 31, 2014
Deferred financing costs, net	$8,606	$11,775
Investment in affiliates	5,136	8,191
Palm promissory note, long-term portion	2,700	2,853
Other	4,379	4,697
Total other assets, net	$20,821	$27,516
Deferred financing costs are amortized through interest expense. Amortization related to deferred financing costs was $1.6 million and $3.2 million during the three and six months ended June 26, 2015, respectively. Amortization related to deferred financing costs was $1.5 million and $3.0 million during the three and six months ended June 27, 2014, respectively. Deferred financing costs for the three and six months ended June 27, 2014 were reduced $0.4 million and $0.6 million, related to the pro rata write–off of deferred financing costs to loss on early extinguishment of debt as a result of the $60.0 million in principal prepayment made on the term loan facility under the Senior Credit Facility ("Term Loan") during the six months ended June 27, 2014. See Note 7 for further discussion.

Accrued payroll and employee costs — Accrued payroll and employee costs were:

	As Of
(Amounts in thousands)	June 26, 2015	December 31, 2014
Wages, compensation and other benefits	$73,955	$74,416
Accrued vacation	18,449	18,889
Accrued contributions to employee benefit plans	712	402
Total accrued payroll and employee costs	$93,116	$93,707
Accrued liabilities — Accrued liabilities were:

	As Of
(Amounts in thousands)	June 26, 2015	December 31, 2014
Customer liabilities	$19,571	$22,635
Accrued insurance	23,779	20,551
Accrued interest	23,711	24,250
Unrecognized tax benefit	3,293	7,999
Contract losses	22,234	27,864
Legal reserves	9,488	8,657
Subcontractor retention	2,054	1,761
Financed insurance	—	2,055
Other	12,895	14,254
Total accrued liabilities	$117,025	$130,026
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
Other long-term liabilities
As of June 26, 2015 and December 31, 2014, Other long-term liabilities were $8.4 million and $11.3 million, respectively. Other long-term liabilities are primarily due to our long-term postemployment benefit obligation of $1.2 million and $3.9 million and obligations in connection with the restructuring plan entered into in 2013 including a long-term leasehold obligation related to our new Tysons Corner facility in McLean, Virginia, of $4.0 million and $4.3 million as of June 26, 2015 and December 31, 2014, respectively.
During calendar year 2013 and 2014, we vacated previously occupied properties at various locations and consolidated to the new Tysons Corner location. Accrued costs associated with vacating these properties, such as lease vacancy obligations, net of estimated sublease rental assumptions as well as the buyout were approximately $1.5 million and $1.7 million as of June 26, 2015 and December 31, 2014, respectively, and were included within Other accrued liabilities above.
We recorded a postemployment benefit expense of $1.5 million and $2.7 million for the three and six months ended June 26, 2015, respectively, related to severance in accordance with ASC 712 - Compensation which was included in Selling, general and administrative expenses in the statements of operations. We recorded a postemployment benefit expense of $2.0 million and $3.1 million for the three and six months ended June 27, 2014, respectively, related to severance in accordance with ASC 712 - Compensation which was included in Selling, general and administrative expenses in the statements of operations. As of June 26, 2015 and December 31, 2014, we had approximately $7.6 million and $10.6 million, respectively, in total accrued postemployment benefit expense for estimated future payments in accordance with ASC 712.

Note 3 — Goodwill and Other Intangible Assets
We have two operating and reporting segments: DynAviation and DynLogistics. DynAviation and DynLogistics provide services domestically and in foreign countries primarily under contracts with the U.S. government. Our current structure includes five reporting units for which we assess goodwill for potential impairment; two reporting units in DynAviation and three reporting units in DynLogistics. Of our five reporting units, only two had a goodwill balance as of June 26, 2015.
We assess goodwill and other intangible assets with indefinite lives for impairment annually in October or when an event occurs or circumstances change that would suggest a triggering event. If a triggering event is identified, a step one assessment is performed to identify any possible impairment in the period in which the event is identified.
In connection with our annual assessment of goodwill during the fourth quarter of each year, we update our key assumptions, including our forecasts of revenue and income for each reporting unit. There can be no assurance that the estimates and assumptions regarding forecasted earnings and cash flows, the period of strength of the U.S. defense spending, and other inputs used in forecasting the present value of forecasted cash flows will prove to be accurate projections of future performance.
During the three months ended June 26, 2015, we concluded a triggering event had occurred in our Aviation reporting unit within the DynAviation segment due to lower than forecasted earnings in 2015 and declines in future projections and assumptions. We performed an interim step one assessment to identify any possible goodwill impairment. The first step of the impairment test indicated the carrying value of the Aviation reporting unit was greater than the fair value. We performed step two of the impairment test and determined that the goodwill at the Aviation reporting unit was fully impaired. As a result, a non-cash impairment charge of approximately $86.8 million was recorded during the three months ended June 26, 2015 to impair the full carrying value of the Aviation reporting unit goodwill. The impairment charge has been presented within the Impairment of goodwill, intangibles and long lived assets in the unaudited condensed consolidated statement of operations.
Other than the Aviation reporting unit discussed above, no triggering events were identified in our remaining reporting units and the estimated fair values of each of our remaining reporting units exceed their respective carrying values as of June 26, 2015 and December 31, 2014.
The carrying amounts of goodwill for each of our segments as of June 26, 2015 were as follows:

(Amounts in thousands)	DynAviation	DynLogistics	Total
Goodwill balance as of December 31, 2014	$86,795	$42,093	$128,888
Changes between January 1, 2015 and June 26, 2015	(86,795)	—	(86,795)
Goodwill balance as of June 26, 2015	$—	$42,093	$42,093

The following tables provide information about changes relating to certain intangible assets:

	As of June 26, 2015
(Amounts in thousands, except years)	Weighted Average Remaining Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net
Other intangible assets:
Customer-related intangible assets	4.2	$317,524	$(191,228)	$126,296
Other
Finite-lived	4.8	15,801	(11,417)	4,384
Indefinite-lived		$5,059	$—	$5,059
Total other intangibles		$338,384	$(202,645)	$135,739

Tradenames:
Finite-lived	0.0	$869	$(866)	$3
Indefinite-lived		28,700	—	28,700
Total tradenames		$29,569	$(866)	$28,703

	December 31, 2014
(Amounts in thousands, except years)	Weighted Average Remaining Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Impairment	Net
Other intangible assets:
Customer-related intangible assets	4.6	$350,912	$(178,126)	$(33,388)	$139,398
Other
Finite-lived	4.8	15,418	(10,395)	—	5,023
Indefinite-lived		5,059	—	—	5,059
Total other intangibles		$371,389	$(188,521)	$(33,388)	$149,480

Tradenames:
Finite-lived	0.4	$869	$(807)	$—	$62
Indefinite-lived		43,222	—	(14,522)	28,700
Total tradenames		$44,091	$(807)	$(14,522)	$28,762
Amortization expense for customer-related intangibles, other intangibles and finite-lived tradenames was $8.3 million and $14.6 million for the three and six months ended June 26, 2015, respectively. Amortization expense for customer-related intangibles, other intangibles and finite-lived tradenames was $10.9 million and $21.3 million for the three and six months ended June 27, 2014, respectively. Other intangibles are primarily representative of our capitalized software which had a net carrying value of $4.4 million and $5.0 million as of June 26, 2015 and December 31, 2014, respectively.
Estimated aggregate future amortization expense for finite lived assets subject to amortization are $17.2 million for the six months ending December 31, 2015, $29.9 million in 2016, $27.4 million in 2017, $24.2 million in 2018, $21.4 million in 2019 and $10.5 million thereafter.

Note 4 — Income Taxes
The domestic and foreign components of Loss before income taxes are as follows:

	Three Months Ended		Six Months Ended
(Amounts in thousands)	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
Domestic	$(100,930)	$(94,549)	$(112,256)	$(95,103)
Foreign	(2,120)	(2,582)	(1,388)	(2,238)
Loss before income taxes	$(103,050)	$(97,131)	$(113,644)	$(97,341)
The Benefit for income taxes consists of the following:

	Three Months Ended		Six Months Ended
(Amounts in thousands)	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
Current portion:
Federal	$—	$—	$—	$—
State	(37)	(389)	(485)	(383)
Foreign	204	(1,062)	(3,281)	(3,058)
	$167	$(1,451)	$(3,766)	$(3,441)
Deferred portion:
Federal	$12,817	$16,798	$12,817	$18,876
State	307	491	386	491
Foreign	2	(59)	48	(59)
	13,126	17,230	13,251	19,308
Benefit from income taxes	$13,293	$15,779	$9,485	$15,867
Deferred tax liabilities, net consist of the following:

	As Of
(Amounts in thousands)	June 26, 2015	December 31, 2014
Current deferred tax liabilities, net	$(25,234)	$(31,477)
Non-current deferred tax assets, net	7,881	5,696
Deferred tax liabilities, net	$(17,353)	$(25,781)
Our effective tax rate ("ETR") was 12.9% and 8.3% for the three and six months ended June 26, 2015, respectively, and 16.2% for the three and six months ended June 27, 2014. During the three and six months ended June 26, 2015, the ETR was primarily impacted by a goodwill impairment of our Aviation reporting unit and an increase in the valuation allowance. Our ETR for the three and six months ended June 27, 2014 was primarily impacted by a goodwill impairment of our Logistics Sustainment Services reporting unit.
Management assesses both the available positive and negative evidence to determine whether it is more likely than not that there will be sufficient sources of future taxable income to recognize deferred tax assets. We incurred cumulative losses over the three-year period ended December 31, 2014. Cumulative losses in recent years are considered significant objective negative evidence in evaluating deferred tax assets under the more likely than not criteria for recognition of deferred tax assets. As a result of additional losses for which we could not recognize a tax benefit, we increased our valuation allowance from $47.8 million as of December 31, 2014 to $61.9 million as of June 26, 2015.
As of June 26, 2015 and December 31, 2014, we had $2.6 million and $7.3 million of total unrecognized tax benefits, respectively, of which $2.3 million would impact our effective tax rate if recognized. During the second quarter of 2015, we decreased the balance of the liability for unrecognized tax benefits and related deferred tax assets by a net of approximately $4.7 million attributable to the expiration of statute of limitations for tax years ended March 30, 2009, March 30, 2010, and July 30, 2010.
During the six months ended June 26, 2015, we made no estimated federal income tax payments. All of our income taxes paid during the six months ended June 26, 2015 were to state or foreign jurisdictions.

Note 5 — Accounts Receivable
Accounts receivable, net consisted of the following:

	As Of
(Amounts in thousands)	June 26, 2015	December 31, 2014
Billed	$137,497	$146,286
Unbilled	301,868	302,210
Total accounts receivable, net	$439,365	$448,496
Unbilled receivables as of June 26, 2015 and December 31, 2014 include $51.4 million and $50.7 million, respectively, related to costs incurred on projects for which we have been requested by the customer to begin new work or extend work under an existing contract and for which formal contracts, contract modifications or other contract actions have not been executed as of the end of the respective periods. Our largest contract, LOGCAP IV, accounted for approximately 69% and 59% of these amounts as of June 26, 2015 and December 31, 2014, respectively. We believe we have legal and contractual basis for these amounts and are working with our customer to complete the contract actions that will allow us to bill and collect our receivables. If we cannot reach an agreement with the customer, we believe we have other avenues to pursue resolution, including the claims process. LOGCAP IV accounted for approximately 17% and 20% of total unbilled receivables as of June 26, 2015 and December 31, 2014, respectively.
As of June 26, 2015 and December 31, 2014, we had four contract claims with no associated receivable balances. The balance of unbilled receivables consists of costs and fees billable immediately upon contract completion or other specified events, all of which are expected to be billed and collected within one year, except items that may result in a request for equitable adjustment or formal claim.
We do not believe we have significant exposure to credit risk as our receivables are primarily with the U.S. government. However, other billed receivables include approximately $26.3 million, net of reserves, for which we have yet to be paid where we operated under a subcontract for a prime contractor on a U.S. government program that ended December 31, 2014. If we are unable to obtain payment through normal commercial means, we will avail ourselves of other remedies, including legal action, to resolve the matter.
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

	As Of
	June 26, 2015		December 31, 2014
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
10.375% senior unsecured notes	$455,000	$321,912	$455,000	$373,100
Term Loan	187,272	184,463	187,272	185,868
Total long-term debt	$642,272	$506,375	$642,272	$558,968

Note 7 — Long-Term Debt
Long-term debt consisted of the following:

	As Of
(Amounts in thousands)	June 26, 2015	December 31, 2014
10.375% senior unsecured notes	$455,000	$455,000
Term loan	187,272	187,272
Total long-term debt	$642,272	$642,272
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
The Senior Credit Facility is secured by substantially all of our assets and is guaranteed by substantially all of our subsidiaries. As of June 26, 2015, the Senior Credit Facility provided for a $187.3 million Term Loan and the $144.8 million Revolver, which includes a $100.0 million letter of credit subfacility. As of June 26, 2015 and December 31, 2014, the available borrowing capacity under the Senior Credit Facility was approximately $93.2 million and $108.1 million, respectively, which includes $51.6 million and $36.7 million, respectively, in issued letters of credit. Amounts borrowed under the Revolver are used to fund operations. As of June 26, 2015 and December 31, 2014 there were no amounts borrowed under the Revolver. The maturity date on both the Term Loan and the Revolver is July 7, 2016.
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
The Eurocurrency Rate is the rate per annum equal to the British Bankers Association London Interbank Offered Rate ("BBA LIBOR") as published by Reuters (or other commercially available source providing quotations of BBA LIBOR as designated by the Administrative Agent from time to time) two business days prior to the commencement of such interest period. The variable Eurocurrency Rate has a floor of 1.75%. As of June 26, 2015 and December 31, 2014, the interest rate on the Term Loan was 6.25%.

Interest Rates on Letter of Credit Subfacility and Unused Commitment Fees
The letter of credit subfacility bears interest at the applicable margin for Eurocurrency Rate loans, which ranges from 4.0% to 4.5%. The unused commitment fee on our Revolver ranges from 0.50% to 0.75% depending on the Secured Leverage Ratio. Interest payments on both the letter of credit subfacility and unused commitments are payable quarterly in arrears. The applicable interest rates for our letter of credit subfacility was 4.25% as of each of June 26, 2015 and December 31, 2014. The applicable interest rate for our unused commitment fees was 0.50% as of each of June 26, 2015 and December 31, 2014. All of our letters of credit are also subject to a 0.25% fronting fee.
Principal Payments
Pursuant to our Term Loan, quarterly principal payments are required. However, certain principal prepayments made during the year ended December 30, 2011 were applied to the future scheduled maturities and satisfied our responsibility to make quarterly principal payments through July 7, 2016.
During the six months ended June 26, 2015, we made no principal payments on the Term Loan. During the six months ended June 27, 2014, we made principal prepayments of $60.0 million on the Term Loan. Deferred financing costs associated with the prepayment totaled $0.6 million and were expensed and included in the Loss on early extinguishment of debt in our consolidated statement of operations for the six months ended June 27, 2014.
Our Senior Credit Facility contains an annual requirement to submit a portion of our Excess Cash Flow, as defined in the Senior Credit Facility, as additional principal payments. Based on our annual financial results and the additional principal prepayments made during the year ended December 31, 2014, we were not required to make any additional principal payments under the Excess Cash Flow requirement during calendar year 2015. Certain other transactions can trigger mandatory principal payments such as tax refunds, a disposition of a portion of our business or a significant asset sale. We had no such transactions during the six months ended June 26, 2015.
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
We are required to comply with the financial maintenance covenants in the Senior Credit Facility, including reporting such compliance on a quarterly basis to our Agent. We closely evaluate our expected ability to remain in compliance with our financial maintenance covenants. Based on our current projections, we believe we will be compliant with our financial maintenance covenants for the next twelve months. If unforeseen events were to occur or if our estimates change that would put us in violation of the financial maintenance covenants in future periods, we would intend to seek to obtain a waiver from our lenders or to amend the terms of our Senior Credit Facility prior to there being an event of default under the Senior Credit Facility. As of June 26, 2015 and December 31, 2014, we were in compliance with our financial maintenance covenants.
Our Senior Credit Facility matures on July 7, 2016 and as of June 26, 2015 is classified as long term debt. We intend to address our upcoming maturity under the Senior Credit Facility in 2015. However, there can be no assurances that we will be able to do so with terms that are favorable to us or at all. If we are unable to enter into an amendment to extend the maturity or otherwise refinance the Senior Credit Facility prior to its scheduled maturity date, then the failure to pay all amounts due under the Senior Credit Facility at maturity would be an event of default under the Senior Credit Facility. Such an event of default under the Senior Credit Facility would also cause an event of default under our Senior Unsecured Notes.
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
The fair value of the Senior Unsecured Notes is based on their quoted market value. As of June 26, 2015 and December 31, 2014, the quoted market value of the Senior Unsecured Notes was approximately 70.7% and 82.0%, respectively, of stated value.

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
Note 8 — Commitments and Contingencies
Commitments
We have operating leases for the use of real estate and certain property and equipment which are either non-cancelable, cancelable only by the payment of penalties or cancelable upon one month’s notice. All lease payments are based on the lapse of time but include, in some cases, payments for insurance, maintenance and property taxes. There are no purchase options on operating leases at favorable terms, but most leases have one or more renewal options. Certain real estate leases are subject to annual escalations for increases in base rents, utilities and property taxes. Lease rental expense was $15.5 million and $29.4 million for the three and six months ended June 26, 2015, respectively. Lease rental expense was $26.0 million and $55.7 million for the three and six months ended June 27, 2014, respectively. We have no significant long-term purchase agreements with service providers.
Contingencies
General Legal Matters
We are involved in various lawsuits and claims that arise in the normal course of business. We have established reserves for matters in which it is believed that losses are probable and can be reasonably estimated. Reserves related to these matters have been recorded in Other accrued liabilities totaling approximately $9.5 million and $8.7 million as of June 26, 2015 and December 31, 2014, respectively. We believe that appropriate accruals have been established for such matters based on information currently available; however, some of the matters may involve compensatory, punitive, or other claims or sanctions that, if granted, could require us to pay damages or make other expenditures in amounts that could not be reasonably estimated at June 26, 2015. These accrued reserves represent the best estimate of amounts believed to be our liability in a range of expected losses. In addition to matters that are considered probable and that can be reasonably estimated, we also have certain matters considered reasonably possible. Other than matters disclosed below, we believe the aggregate range of possible loss related to matters considered reasonably possible was not material as of June 26, 2015. Litigation is inherently unpredictable and unfavorable resolutions could occur. Accordingly, it is possible that an adverse outcome from such proceedings could (i) exceed the amounts accrued for probable matters; or (ii) require a reserve for a matter we did not originally believe to be probable or could be reasonably estimated. Such changes could be material to our financial condition, results of operations and cash flows in any particular reporting period. Our view of the matters not specifically disclosed could possibly change in future periods as events thereto unfold.

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
A lawsuit filed on September 11, 2001, and amended on March 24, 2008, seeking unspecified damages on behalf of twenty-six residents of the Sucumbíos Province in Ecuador, was brought against our operating company and several of its former affiliates in the U.S. District Court for the District of Columbia. The action alleges violations of the laws of nations and U.S. treaties, negligence, emotional distress, nuisance, battery, trespass, strict liability, and medical monitoring arising from the spraying of herbicides near the Ecuador-Colombia border in connection with the performance of the DoS, International Narcotics and Law Enforcement contract for the eradication of narcotic plant crops in Colombia. As of January 12, 2010, fifteen of the plaintiffs have been dismissed by court order. We filed multiple motions for summary judgment and, on February 15, 2013, the court granted summary judgment and dismissed all claims. On March 18, 2013, the plaintiffs filed a notice of appeal with the U.S. Court of Appeals for the District of Columbia. On May 30, 2014, the U.S. Court of Appeals for the District of Columbia affirmed the dismissal of the majority of the case, but remanded the case to the trial court concerning a few remaining tort claims. We filed another motion for summary judgment, which is fully briefed and remains pending. The terms of the DoS contract provide that the DoS will indemnify our operating company against third party liabilities arising out of the contract, subject to available funding. We are also entitled to indemnification by Computer Sciences Corporation, the Company’s previous owners, in connection with this lawsuit, subject to certain limitations. Additionally, any damage award would have to be apportioned between the other defendants and our operating company. We believe that the likelihood of an unfavorable judgment in this matter is remote.
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
In 2009, we terminated for cause a contract to build the Akwa Ibom International Airport for the State of Akwa Ibom in Nigeria. Consequently, we terminated certain subcontracts and purchase orders the customer advised us it did not want to assume. Our termination of certain subcontracts not assumed by the customer, including our actions to recover against advance payment and performance guarantees established by the subcontractors for our benefit, was challenged in certain instances. In December 2011, the customer filed arbitration alleging fraud, gross negligence, contract violations, and conversion of funds and asserted damages of approximately $150 million. On April 22, 2015, the customer withdrew a substantial number of its claims and amended certain of those claims that remain in the case. We believe our actions were permissible under the terms of the contract, and we intend to vigorously contest the remaining claims against us. As of December 31, 2014, we had recorded an immaterial liability for this matter. As of June 26, 2015, we have recorded a liability that reflects both the remaining claims as well as the $3 million contractual limitation on damages (except in situations of gross negligence and willful misconduct).
In 2009, a former subcontractor on a U.S. Army contract filed a lawsuit against us alleging breach of contract and good faith and fair dealing claiming we directed certain efforts to other subcontractors. The subcontractor alleged that certain efforts on a prior contract were exclusive to them and we had violated that exclusivity. In April 2015, the parties agreed to a settlement and the matter is now closed.
In 2011, a former employee filed a lawsuit against us alleging a breach of a stock purchase agreement regarding the 2009 purchase of Phoenix Consulting Group. In 2012, the parties settled one of the claims and we successfully compelled arbitration of the claim for a contingent “earn out” payment. In May 2015, the arbitrator awarded the claimed “earn out” payment, totaling approximately $3.3 million but denied the claim for pre-award interest on that payment. We have subsequently paid the award in full and recorded the charge for the claim.
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

Foreign Contingencies
On January 22, 2014, a tax assessment from the Large Tax Office of the Afghanistan Ministry of Finance (“MOF”) was received, seeking approximately $64.2 million in taxes and penalties specific to one of our business licenses in Afghanistan for periods between 2009 to 2012. The majority of this assessment was income tax related; however, $10.2 million of the assessed amount is non-income tax related and represents loss contingencies that we consider reasonably possible. We filed our initial appeal of the assessment with the MOF on February 19, 2014. In May 2014, the MOF ruled in our favor for the income tax related issue which totaled approximately $54.0 million. We are still working with the MOF to remove the assessment on the remaining non-income tax related items. As of June 26, 2015, a reasonable estimate of loss or range of loss could not be made as we could not reasonably estimate the ultimate outcome related to the issues assessed.
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
The following is a summary of the financial information of the reportable segments reconciled to the amounts reported in the condensed consolidated financial statements:

	Three Months Ended		Six Months Ended
(Amounts in thousands)	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
Revenue
DynAviation	$324,507	$300,737	$634,412	$596,472
DynLogistics	166,194	290,340	322,594	607,507
Headquarters / Other (1)	(531)	(111)	186	(254)
Total revenue	$490,170	$590,966	$957,192	$1,203,725

Operating (loss) income
DynAviation	$(76,969)	$10,613	$(72,371)	$21,900
DynLogistics	3,298	(80,803)	11,006	(68,773)
Headquarters / Other (2)	(12,840)	(9,809)	(20,695)	(16,088)
Total operating loss	$(86,511)	$(79,999)	$(82,060)	$(62,961)

Depreciation and amortization
DynAviation	$1,168	$367	$1,800	$733
DynLogistics	53	11	112	23
Headquarters / Other	9,129	11,883	16,236	23,246
Total depreciation and amortization (3)	$10,350	$12,261	$18,148	$24,002

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

(3)
Includes amounts included in Cost of services of $1.1 million and $1.6 million and for the three and six months ended June 26, 2015, respectively, and $0.2 million and $0.5 million for the three and six months ended June 27, 2014, respectively.

The following is a summary of the assets of the reportable segments reconciled to the amounts reported in the consolidated financial statements:

	As Of
(Amounts in thousands)	June 26, 2015	December 31, 2014
Assets
DynAviation	$349,523	$393,246
DynLogistics	237,040	299,961
Headquarters / Other (1)	256,587	289,280
Total assets	$843,150	$982,487

(1)	Assets primarily include cash, investments in unconsolidated joint ventures, deferred tax liabilities, intangible assets (excluding goodwill) and deferred debt issuance costs.

Note 10 — Related Parties, Joint Ventures and Variable Interest Entities
Consulting Fee
We have a Master Consulting and Advisory Services agreement ("COAC Agreement") with Cerberus Operations and Advisory Company, LLC where, pursuant to the terms of the agreement, they make personnel available to us for the purpose of providing reasonably requested business advisory services. The services are priced on a case by case basis depending on the requirements of the project and agreements in pricing. We incurred $2.5 million and $4.2 million in conjunction with the COAC Agreement during the three and six months ended June 26, 2015, respectively, and $0.9 million and $1.6 million during the three and six months ended June 27, 2014, respectively.
We have three executives who are Cerberus Operations and Advisory Company, LLC (“COAC”) employees, who are seconded to us: James E. Geisler, our former Interim Chief Executive Officer and now non-executive chairman of our Board of Directors, Gregory S. Nixon, our Senior Vice President, Chief Administrative Officer and Chief Legal Officer, and George C. Krivo, our Senior Vice President of Business Development. Inclusive of the $2.5 million and $4.2 million recognized during the three and six months ended June 26, 2015 in COAC consulting fees, we recognized $1.4 million and $2.3 million of administrative expense in conjunction with these three COAC individuals for the three months and six months ended June 26, 2015, respectively.
Joint Ventures and Variable Interest Entities
We account for our investments in VIEs in accordance with ASC 810 - Consolidation. In cases where we have (i) the power to direct the activities of the VIE that most significantly impact its economic performance and (ii) the obligation to absorb losses of the VIE that could potentially be significant or the right to receive benefits from the entity that could potentially be significant to the VIE, we consolidate the entity. Alternatively, in cases where all of the aforementioned criteria are not met, the investment is accounted for under the equity method. As of June 26, 2015, we accounted for PaTH, CRS, Babcock, GRS and GLS as equity method investments. Alternatively, we consolidated DIFZ based on the aforementioned criteria. We present our share of the PaTH, CRS, GRS and GLS earnings in Earnings from equity method investees as these joint ventures are considered operationally integral. Alternatively, we present our share of the Babcock earnings in Other income, net as it is not considered operationally integral.
Receivables due from our unconsolidated joint ventures totaled $0.5 million and $1.5 million as of June 26, 2015 and December 31, 2014, respectively. These receivables are a result of items purchased and services rendered by us on behalf of our unconsolidated joint ventures. We have assessed these receivables as having minimal collection risk based on our historic experience with these joint ventures and our inherent influence through our ownership interest. The related revenue we earned from our unconsolidated joint ventures totaled $0.3 million and $0.4 million during the three and six months ended June 26, 2015 and $1.0 million and $3.0 million during the three and six months ended June 27, 2014, respectively. The related cost of services was $0.2 million and $0.4 million during the three and six months ended June 26, 2015 and $1.0 million and $2.9 million during the three and six months ended June 27, 2014, respectively. Additionally, we earned $0.4 million and $0.9 million in equity method income (includes operationally integral and non-integral income) during the three and six months ended June 26, 2015 and $0.5 million and $10.8 million in equity method income during the three and six months ended June 27, 2014, respectively.
GLS’ revenue was $6.8 million and $13.5 million during the three and six months ended June 26, 2015, respectively, and $4.9 million and $9.7 million during the three and six months ended June 27, 2014. GLS’ operating and net loss was $0.1 million and $0.6 million during the three and six months ended June 26, 2015, respectively, and $0.9 million and $2.4 million during the three and six months ended June 27, 2014. GLS did not pay a cash dividend during the six months ended June 26, 2015. GLS paid cash dividends of $18.8 million during the six months ended June 27, 2014. Based on our 51% ownership in GLS, we recognized $9.6 million in equity method income during the six months ended June 27, 2014.
We currently hold one promissory note included in Other assets on our consolidated balance sheet from Palm Trading Investment Corp, which had an aggregate initial value of $9.2 million. The loan balance outstanding was $2.7 million and $2.9 million as of June 26, 2015 and December 31, 2014, respectively, reflecting the initial value plus accrued interest, less payments against the promissory note. The fair value of the note receivable is not materially different from its carrying value.

As discussed above and in accordance with ASC 810 - Consolidation, we consolidate DIFZ. The following tables present selected financial information for DIFZ as of June 26, 2015 and December 31, 2014 and for the three and six months ended June 26, 2015 and June 27, 2014:

	As Of
(Amounts in millions)	June 26, 2015	December 31, 2014
Assets	$4.2	$4.7
Liabilities	1.1	1.5

	Three Months Ended		Six Months Ended
(Amounts in millions)	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
Revenue	$55.6	$81.3	$107.3	$163.7
The following tables present selected financial information for our equity method investees as of June 26, 2015 and December 31, 2014 and for the three and six months ended June 26, 2015 and June 27, 2014:

	As Of
(Amounts in millions)	June 26, 2015	December 31, 2014
Current assets	$46.4	$65.8
Total assets	46.4	65.9
Current liabilities	24.3	44.4
Total liabilities	24.6	44.4

	Three Months Ended		Six Months Ended
(Amounts in millions)	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
Revenue	$21.5	$45.7	$67.3	$124.4
Gross profit	3.5	4.2	8.7	9.4
Net income	2.8	2.9	6.8	6.1
Many of our joint ventures and VIEs only perform on a single contract. The modification or termination of a contract under a joint venture or VIE could trigger an impairment in the fair value of our investment in these entities. In the aggregate, our maximum exposure to losses as a result of our investment consists of our (i) $5.1 million investment in unconsolidated joint ventures, (ii) $0.5 million in receivables from our unconsolidated joint ventures, (iii) $2.7 million note receivable from Palm Trading Investment Corp. and (iv) contingent liabilities that were neither probable nor reasonably estimable as of June 26, 2015.

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
A summary of the Class B Interest plans activity for the six months ended June 26, 2015 and June 27, 2014 is as follows:

Number of Interests
Outstanding at December 31, 2014	5,901
Granted:
Class B-1	—
Class B-2	—
Exercised	—
Forfeited or expired	(45)
Outstanding at June 26, 2015	5,856

Number of Interests
Outstanding at December 31, 2013	3,144
Granted:
Class B-1	4,339
Class B-2	—
Exercised	—
Forfeited or expired	(306)
Outstanding at June 27, 2014	7,177

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

	For the six months ended
	June 26, 2015	June 27, 2014
Weighted-average assumptions used:
Expected volatility	36.0%	33.5%
Risk-free interest rate	1.1%	1.7%
Expected yield	8.0%	8.0%
Expected life (in years)	2.8	4
Forfeiture rate	8.5%	8.0%

No shares were granted during the six months ended June 26, 2015. The fair value of Class B-1 interests granted after June 27, 2014 was $1.0 million. Total compensation expensed for the three and six months ended June 26, 2015 was $0.1 million and $0.3 million, respectively. Total compensation expensed for the three and six months ended June 27, 2014 was $0.5 million and $2.1 million, respectively.
A summary of the changes in non-vested shares for the period ended June 26, 2015 and June 27, 2014 is as follows:

Number of Interests
Non-vested shares at December 31, 2014	1,234
Granted	—
Vested	(251)
Forfeited	(45)
Non-vested shares at June 26, 2015	938

Number of Interests
Non-vested shares at December 31, 2013	2,123
Granted	4,339
Vested	(1,713)
Forfeited	(306)
Non-vested shares at June 27, 2014	4,443
As of June 26, 2015, the total compensation cost related to the non-vested Class B awards, not yet recognized, was $0.1 million which will be recognized over a weighted average period of approximately 0.8 years. As of June 27, 2014, the total compensation cost related to the non-vested Class B awards, not yet recognized, was $2.2 million which will be recognized over a weighted average period of approximately 3.6 years.
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
Revenue on LOGCAP IV was $58.4 million and $119.6 million during the three and six months ended June 26, 2015, respectively, and $175.6 million and $366.9 million during the three and six months ended June 27, 2014, respectively. Cost of services on LOGCAP IV program was $51.7 million and $108.5 million during the three and six months ended June 26, 2015, respectively, and $162.1 million and $340.7 million during the three and six months ended June 27, 2014, respectively. Our share of the total LOGCAP IV profits was $4.3 million and $7.5 million during the three and six months ended June 26, 2015, respectively, and $6.4 million and $11.5 million during the three and six months ended June 27, 2014, respectively.

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
The following condensed consolidating financial statements present (i) unaudited condensed consolidating balance sheets as of June 26, 2015 and December 31, 2014, (ii) unaudited condensed consolidating statements of operations and comprehensive loss for the three and six months ended June 26, 2015 and June 27, 2014, (iii) unaudited condensed consolidating statements of cash flows for the six months ended June 26, 2015 and June 27, 2014 and (iii) elimination entries necessary to consolidate Parent and its subsidiaries.
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
DynCorp International Inc. is considered the Subsidiary Issuer as it issued the Senior Unsecured Notes.
Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Operations Information
For the Three Months Ended June 26, 2015

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$—	$494,516	$62,041	$(66,387)	$490,170
Cost of services	—	—	(444,118)	(61,447)	66,372	(439,193)
Selling, general and administrative expenses	—	—	(41,454)	(22)	15	(41,461)
Depreciation and amortization expense	—	—	(9,087)	(201)	—	(9,288)
Earnings from equity method investees	—	—	56	—	—	56
Impairment of goodwill, intangibles and long-lived assets	—	—	(86,795)	—	—	(86,795)
Operating (loss) income	—	—	(86,882)	371	—	(86,511)
Interest expense	—	(16,363)	(809)	—	—	(17,172)
Interest income	—	—	25	—	—	25
Equity in (loss) income of consolidated subsidiaries	(90,055)	(79,419)	58	—	169,416	—
Other income, net	—	—	608	—	—	608
(Loss) income before income taxes	(90,055)	(95,782)	(87,000)	371	169,416	(103,050)
Benefit (provision) for income taxes	—	5,727	7,581	(15)	—	13,293
Net (loss) income	(90,055)	(90,055)	(79,419)	356	169,416	(89,757)
Noncontrolling interests	—	—	—	(298)	—	(298)
Net (loss) income attributable to Delta Tucker Holdings, Inc.	$(90,055)	$(90,055)	$(79,419)	$58	$169,416	$(90,055)

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Operations Information
For the Three Months Ended June 27, 2014

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$—	$595,440	$85,244	$(89,718)	$590,966
Cost of services	—	—	(540,026)	(84,219)	89,656	(534,589)
Selling, general and administrative expenses	—	—	(32,609)	(64)	62	(32,611)
Depreciation and amortization expense	—	—	(11,874)	(151)	—	(12,025)
Earnings from equity method investees	—	—	19	—	—	19
Impairment of goodwill, intangibles and long-lived assets	—	—	(91,759)	—	—	(91,759)
Operating (loss) income	—	—	(80,809)	810	—	(79,999)
Interest expense	—	(17,596)	(588)	—	—	(18,184)
Loss on early extinguishment of debt	—	(448)	—	—	—	(448)
Interest income	—	—	24	7	—	31
Equity in (loss) income of consolidated subsidiaries	(82,072)	(62,397)	216	—	144,253	—
Other income, net	—	—	1,446	23	—	1,469
(Loss) income before income taxes	(82,072)	(80,441)	(79,711)	840	144,253	(97,131)
(Provision) benefit for income taxes	—	(1,631)	17,314	96	—	15,779
Net (loss) income	(82,072)	(82,072)	(62,397)	936	144,253	(81,352)
Noncontrolling interests	—	—	—	(720)	—	(720)
Net (loss) income attributable to Delta Tucker Holdings, Inc.	$(82,072)	$(82,072)	$(62,397)	$216	$144,253	$(82,072)

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Operations Information
For the Six Months Ended June 26, 2015

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$—	$966,041	$119,307	$(128,156)	$957,192
Cost of services	—	—	(873,509)	(117,967)	128,125	(863,351)
Selling, general and administrative expenses	—	—	(72,685)	(29)	31	(72,683)
Depreciation and amortization expense	—	—	(15,770)	(778)	—	(16,548)
Earnings from equity method investees	—	—	125	—	—	125
Impairment of goodwill, intangibles and long-lived assets	—	—	(86,795)	—	—	(86,795)
Operating (loss) income	—	—	(82,593)	533	—	(82,060)
Interest expense	—	(31,937)	(1,291)	—	—	(33,228)
Interest income	—	—	40	2	—	42
Equity in (loss) income of consolidated subsidiaries	(104,888)	(84,129)	(446)	—	189,463	—
Other income, net	—	—	1,520	82	—	1,602
(Loss) income before income taxes	(104,888)	(116,066)	(82,770)	617	189,463	(113,644)
Benefit (provision) for income taxes	—	11,178	(1,359)	(334)	—	9,485
Net (loss) income	(104,888)	(104,888)	(84,129)	283	189,463	(104,159)
Noncontrolling interests	—	—	—	(729)	—	(729)
Net (loss) income attributable to Delta Tucker Holdings, Inc.	$(104,888)	$(104,888)	$(84,129)	$(446)	$189,463	$(104,888)

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Operations Information
For the Six Months Ended June 27, 2014

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$—	$1,211,065	$172,068	$(179,408)	$1,203,725
Cost of services	—	—	(1,104,555)	(169,919)	179,394	(1,095,080)
Selling, general and administrative expenses	—	—	(65,974)	(125)	14	(66,085)
Depreciation and amortization expense	—	—	(23,231)	(297)	—	(23,528)
Earnings from equity method investees	—	—	177	9,589	—	9,766
Impairment of goodwill, intangibles and long-lived assets	—	—	(91,759)	—	—	(91,759)
Operating (loss) income	—	—	(74,277)	11,316	—	(62,961)
Interest expense	—	(35,097)	(1,104)	—	—	(36,201)
Loss on early extinguishment of debt	—	(621)	—	—	—	(621)
Interest income	—	—	70	14	—	84
Equity in (loss) income of consolidated subsidiaries	(82,839)	(52,939)	10,022	—	125,756	—
Other income, net	—	—	2,340	18	—	2,358
(Loss) income before income taxes	(82,839)	(88,657)	(62,949)	11,348	125,756	(97,341)
Benefit for income taxes	—	5,818	10,010	39	—	15,867
Net (loss) income	(82,839)	(82,839)	(52,939)	11,387	125,756	(81,474)
Noncontrolling interests	—	—	—	(1,365)	—	(1,365)
Net (loss) income attributable to Delta Tucker Holdings, Inc.	$(82,839)	$(82,839)	$(52,939)	$10,022	$125,756	$(82,839)

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Comprehensive Loss Information
For the Three Months Ended June 26, 2015

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net (loss) income	$(90,055)	$(90,055)	$(79,419)	$356	$169,416	$(89,757)
Other comprehensive income:
Currency translation adjustment	11	11	—	11	(22)	11
Other comprehensive income, before tax	11	11	—	11	(22)	11
Income tax expense related to items of other comprehensive income	(4)	(4)	—	(4)	8	(4)
Other comprehensive income	7	7	—	7	(14)	7
Comprehensive loss	(90,048)	(90,048)	(79,419)	363	169,402	(89,750)
Noncontrolling interests	—	—	—	(298)	—	(298)
Comprehensive loss attributable to Delta Tucker Holdings, Inc.	$(90,048)	$(90,048)	$(79,419)	$65	$169,402	$(90,048)

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Comprehensive (Loss) Income Information
For the Three Months Ended June 27, 2014

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net (loss) income	$(82,072)	$(82,072)	$(62,397)	$936	$144,253	$(81,352)
Other comprehensive loss:
Currency translation adjustment	(39)	(39)	—	(39)	78	(39)
Other comprehensive loss, before tax	(39)	(39)	—	(39)	78	(39)
Income tax benefit related to items of other comprehensive loss	(68)	(68)	—	(68)	136	(68)
Other comprehensive loss	(107)	(107)	—	(107)	214	(107)
Comprehensive (loss) income	(82,179)	(82,179)	(62,397)	829	144,467	(81,459)
Noncontrolling interests	—	—	—	(720)	—	(720)
Comprehensive (loss) income attributable to Delta Tucker Holdings, Inc.	$(82,179)	$(82,179)	$(62,397)	$109	$144,467	$(82,179)

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Comprehensive Loss Information
For the Six Months Ended June 26, 2015

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net (loss) income	$(104,888)	$(104,888)	$(84,129)	$283	$189,463	$(104,159)
Other comprehensive loss:
Currency translation adjustment	(101)	(101)	—	(101)	202	(101)
Other comprehensive loss, before tax	(101)	(101)	—	(101)	202	(101)
Income tax benefit related to items of other comprehensive loss	36	36	—	36	(72)	36
Other comprehensive loss	(65)	(65)	—	(65)	130	(65)
Comprehensive (loss) income	(104,953)	(104,953)	(84,129)	218	189,593	(104,224)
Noncontrolling interests	—	—	—	(729)	—	(729)
Comprehensive loss attributable to Delta Tucker Holdings, Inc.	$(104,953)	$(104,953)	$(84,129)	$(511)	$189,593	$(104,953)

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Comprehensive (Loss) Income Information
For the Six Months Ended June 27, 2014

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net (loss) income	$(82,839)	$(82,839)	$(52,939)	$11,387	$125,756	$(81,474)
Other comprehensive loss:
Currency translation adjustment	(73)	(73)	—	(73)	146	(73)
Other comprehensive loss, before tax	(73)	(73)	—	(73)	146	(73)
Income tax benefit related to items of other comprehensive loss	26	26	—	26	(52)	26
Other comprehensive loss	(47)	(47)	—	(47)	94	(47)
Comprehensive (loss) income	(82,886)	(82,886)	(52,939)	11,340	125,850	(81,521)
Noncontrolling interests	—	—	—	(1,365)	—	(1,365)
Comprehensive (loss) income attributable to Delta Tucker Holdings, Inc.	$(82,886)	$(82,886)	$(52,939)	$9,975	$125,850	$(82,886)

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Balance Sheet Information
June 26, 2015

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
	ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$46,261	$32,432	$—	$78,693
Restricted cash	—	—	1,673	—	—	1,673
Accounts receivable, net	—	—	457,067	1,228	(18,930)	439,365
Intercompany receivables	—	—	212,401	13,551	(225,952)	—
Prepaid expenses and other current assets	—	—	60,949	11,369	(6,797)	65,521
Total current assets	—	—	778,351	58,580	(251,679)	585,252
Property and equipment, net	—	—	21,466	1,195	—	22,661
Goodwill	—	—	9,694	32,399	—	42,093
Tradenames, net	—	—	28,703	—	—	28,703
Other intangibles, net	—	—	135,293	446	—	135,739
Investment in subsidiaries	—	689,711	54,536	—	(744,247)	—
Long-term deferred taxes	—	—	7,881	—	—	7,881
Other assets, net	—	8,606	12,215	—	—	20,821
Total assets	$—	$698,317	$1,048,139	$92,620	$(995,926)	$843,150

	LIABILITIES & EQUITY
Current liabilities:
Accounts payable	$—	$—	$129,559	$9,242	$(2,442)	$136,359
Accrued payroll and employee costs	—	—	81,143	11,973	—	93,116
Intercompany payables	44,068	168,333	13,551	—	(225,952)	—
Deferred income taxes	—	—	25,210	24	—	25,234
Accrued liabilities	142,317	30,029	93,265	16,845	(165,431)	117,025
Income taxes payable	—	—	2,886	—	(171)	2,715
Total current liabilities	186,385	198,362	345,614	38,084	(393,996)	374,449
Long-term debt	—	642,272	—	—	—	642,272
Long-term deferred taxes	1,038	—	(1,038)	—	—	—
Other long-term liabilities	—	—	8,405	—	—	8,405
Noncontrolling interests	—	—	5,447	—	—	5,447
(Deficit) equity	(187,423)	(142,317)	689,711	54,536	(601,930)	(187,423)
Total liabilities and deficit	$—	$698,317	$1,048,139	$92,620	$(995,926)	$843,150

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Balance Sheet Information
December 31, 2014

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
	ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$87,300	$6,704	$—	$94,004
Restricted cash	—	—	707	—	—	707
Accounts receivable, net	—	—	452,938	719	(5,161)	448,496
Intercompany receivables	—	—	234,109	28,231	(262,340)	—
Prepaid expenses and other current assets	—	—	73,456	1,217	(473)	74,200
Total current assets	—	—	848,510	36,871	(267,974)	617,407
Long-term restricted cash	—	—	952	—	—	952
Property and equipment, net	—	—	23,615	171	—	23,786
Goodwill	—	—	96,489	32,399	—	128,888
Tradenames, net	—	—	28,762	—	—	28,762
Other intangibles, net	—	—	148,825	655	—	149,480
Investment in subsidiaries	—	805,417	55,087	—	(860,504)	—
Long-term deferred taxes	—	—	5,696	—	—	5,696
Other assets, net	558	11,775	15,183	—	—	27,516
Total assets	$558	$817,192	$1,223,119	$70,096	$(1,128,478)	$982,487

	LIABILITIES & EQUITY
Current liabilities:
Accounts payable	$—	$—	$146,016	$1,253	$(723)	$146,546
Accrued payroll and employee costs	—	—	84,725	13,296	(4,314)	93,707
Intercompany payables	45,643	188,466	28,231	—	(262,340)	—
Deferred income taxes	—	—	31,453	24	—	31,477
Accrued liabilities	37,681	24,135	105,404	436	(37,630)	130,026
Income taxes payable	—	—	5,072	—	(648)	4,424
Total current liabilities	83,324	212,601	400,901	15,009	(305,655)	406,180
Long-term debt	—	642,272	—	—	—	642,272
Other long-term liabilities	—	—	11,312	—	—	11,312
Noncontrolling interests	—	—	5,489	—	—	5,489
(Deficit) Equity	(82,766)	(37,681)	805,417	55,087	(822,823)	(82,766)
Total liabilities and deficit	$558	$817,192	$1,223,119	$70,096	$(1,128,478)	$982,487

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Cash Flow Information
For the Six Months Ended June 26, 2015

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$1,574	$20,133	$(47,370)	$13,222	$(514)	$(12,955)
Cash flows from investing activities:
Purchase of property and equipment, net	—	—	(977)	(1,146)	—	(2,123)
Purchase of software	—	—	(847)	—	—	(847)
Return of capital from equity method investees	—	—	3,683	—	—	3,683
Contributions to equity method investees	—	—	(500)	—	—	(500)
Transfers from (to) affiliates	—	—	21,708	14,680	(36,388)	—
Net cash provided by investing activities	—	—	23,067	13,534	(36,388)	213
Cash flows from financing activities:
Borrowings on long-term debt	—	100,000	—	—	—	100,000
Payments on long-term debt	—	(100,000)	—	—	—	(100,000)
Payments under other financing arrangements	—	—	(2,055)	—	—	(2,055)
Payments of dividends to Parent	—	—	—	(1,028)	514	(514)
Transfers (to) from affiliates	(1,574)	(20,133)	(14,681)	—	36,388	—
Net cash used in financing activities	(1,574)	(20,133)	(16,736)	(1,028)	36,902	(2,569)
Net (decrease) increase in cash and cash equivalents	—	—	(41,039)	25,728	—	(15,311)
Cash and cash equivalents, beginning of period	—	—	87,300	6,704	—	94,004
Cash and cash equivalents, end of period	$—	$—	$46,261	$32,432	$—	$78,693

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Cash Flow Information
For The Six Months Ended June 27, 2014

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$334	$9,080	$55,721	$(10,114)	$(936)	$54,085
Cash flows from investing activities:
Purchase of property and equipment, net	—	—	(6,448)	—	—	(6,448)
Proceeds from sale of property, plant and equipment	—	—	33	—	—	33
Purchase of software	—	—	(887)	—	—	(887)
Return of capital from equity method investees	—	—	2,884	—	—	2,884
Transfers (to) from affiliates	—	—	(50,586)	(1,077)	51,663	—
Net cash used in investing activities	—	—	(55,004)	(1,077)	51,663	(4,418)
Cash flows from financing activities:
Borrowings on long-term debt	—	2,500	—	—	—	2,500
Payments on long-term debt	—	(62,500)	—	—	—	(62,500)
Borrowings under other financing arrangements	—	—	16,472	—	—	16,472
Payments under other financing arrangements	—	—	(22,634)	—	—	(22,634)
Payments of dividends to Parent	—	—	—	(1,873)	936	(937)
Transfers (to) from affiliates	(334)	50,920	1,077	—	(51,663)	—
Net cash used in financing activities	(334)	(9,080)	(5,085)	(1,873)	(50,727)	(67,099)
Net decrease in cash and cash equivalents	—	—	(4,368)	(13,064)	—	(17,432)
Cash and cash equivalents, beginning of period	—	—	144,025	26,820	—	170,845
Cash and cash equivalents, end of period	$—	$—	$139,657	$13,756	$—	$153,413

Note 14 — Subsequent Events
We evaluated potential subsequent events occurring after the period end date through the date the financial statements were issued and concluded that there were no material subsequent events for the quarter ended June 26, 2015, except as disclosed within the Notes to the unaudited condensed consolidated financial statements.

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
In January 2015 the DoS issued a letter notifying us that our proposal on the recompete related to the INL Air Wing program was outside of the competitive range and would not be considered further for award. We requested and received a pre-award debriefing of the DoS's evaluation. We filed a protest with the U.S. Government Accountability Office ("GAO") to challenge the decision by the DoS. In response to our protest, the DoS notified the GAO that it will take corrective action, which will include a reconsideration of its evaluations of the recompete proposals, and a determination of whether discussions are necessary and, if so, it will make a new competitive range decision. The evaluation process by the DoS is still underway. In July 2015, DynAviation was notified that the Department of State intends to extend the INL Air Wing program by at least 12-months through the use of a justification and approval ("J&A"). The program is in the process of developing a proposal for the extension of services which is expected to be definitized in the fourth quarter of this year.

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
This segment also provides international policing and police training, immigration support and base operations to a variety of international and national customers. We provide senior advisors and mentors to foreign governmental agencies to provide leadership, operations and training, intelligence, logistics and security capabilities. This includes the services we provide under key contracts from the United States Army Contracting Command to provide advisory, training and mentoring services to the Afghanistan Ministry of Interior and the Afghanistan Ministry of Defense.
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
External Factors
We believe that the President, our military leadership and a bipartisan majority in Congress have publicly stated that they agree that the mandatory defense spending caps imposed by the Budget Control Act of 2011 ("BCA") should be overturned to prevent another round of sequestration and further damage to U.S. military readiness.  However, we believe the current political environment inhibits the ability to mutually agree upon a solution to undo the BCA. As such, the defense services sector continues to adapt to protracted budget uncertainty and compounding effects of reduced defense spending.  The impacts of budgetary challenges and policy decisions have not occurred in a geopolitical vacuum; instability and ongoing and potential conflicts around the globe are driving adjustments to U.S. national security and foreign policy objectives, as well as the requirements, funding levels and mechanisms to support necessary policy shifts. External factors influencing the industry continue to include:
•Adhering to discretionary spending caps mandated by the BCA;
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
The defense services sector is predominately funded in the Operations and Maintenance ("O&M") accounts. The fiscal year 2016 defense base budget request for O&M activities is $210 billion, which is $15 billion, or 7%, above fiscal year 2015. We believe growth in the O&M request reflects DoD’s continued focus on readiness above all else. With regard to fiscal year 2016, the OCO O&M request is $40 billion, which is $11 billion, or 21%, below fiscal year 2015. However, the predicted decreases in

OCO O&M are not in alignment with continued DoD readiness challenges and global turmoil. Because of these fiscal and policy realities, fiscal year 2016 OCO O&M funding will likely be significantly boosted before final enactment.
Reflecting this need to increase OCO funds available to DoD while also remaining compliant with the BCA, Congress has proposed fiscal year 2016 defense appropriations allocations that substantially increase OCO funding, which is not counted against the BCA caps. The President has stated publicly that he will veto any such efforts to increase defense spending without an equal increase to the non-defense appropriations accounts. Unless a new short-term budget deal can be agreed upon before the end of September, which we believe appears unlikely, we and others in the industry anticipate operating under a Continuing Resolution for an appreciable time period.
Even if Congress is not able to reach an agreement that avoids sequestration, the resulting fiscal year 2016 defense budget will be essentially flat and will see mandated topline growth of at least 2% in fiscal year 2017 and beyond. In other words, we believe, regardless of final fiscal year 2016 funding, fiscal year 2015 appears to have been the bottom.
Internationally, we believe the decision to delay further troop reductions in Afghanistan, as well as continued conflict and instability in Iraq, Syria, Yemen, Ukraine and others, argues for continued robust OCO funding. We believe the Administration has shown a willingness to use OCO funds for a variety of missions from airstrikes to disease control, and long-term capacity building of regional security forces. Congress has been supportive of this approach to utilizing OCO funds.
The U.S. and its allies are confronted with a complex, challenging and often violent world where U.S. leadership is still required. We believe this leadership includes assisting in the development of and equipping of allied security forces and related civil institutions to bolster international stability and security.
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

Notable Events for the Six Months Ended June 26, 2015 and to Date

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

•
In April 2015, the U.S. Air Force awarded DynLogistics a new task order under the Air Force Contract Augmentation Program III ("AFCAP") to provide support services for fire alarm systems and fire suppression systems at Al Dhafra Air Base, UAE. The task order has a one-year base period with a four-month option period and a possible six-month extension for a total contract value of $1.1 million.

•
In May 2015, the Company was selected to bid for task orders under the Tank-Automotive and Armaments Command ("TACOM") Strategic Service Solutions Equipment Related Services contract to provide maintenance and repair support services. The contract is an eight year, IDIQ vehicle with a potential total value of $1.1 billion.

•
In June 2015, the Company named Lewis Von Thaer as Chief Executive Officer. Mr. Von Thaer replaced James E. Geisler, our then Interim Chief Executive Officer, who continues to serve the Company as non-executive chairman of the Board of Directors.

•
In June 2015, DynLogistics announced the award of the two new task orders under AFCAP to provide Air Traffic Management Services at Forward Operating Base ("FOB") Fenty and Fire Emergency Services ("FES") Equipment Services. The competitively awarded task orders have a one-year period of performance with a total contract value of $1.6 million and a one-year base period and 77-day option period with a total potential value of $1.6 million, respectively.

•
In June 2015, DynLogistics was awarded a contract modification to continue supporting the U.S. Government in the Republic of the Philippines. The third of four, one-year options to be exercised, is valued at $18.3 million.

•
In June 2015, the Company was selected to bid for task orders under the Air Force Contract Augmentation Program IV ("AFCAP IV") in support of base operations and logistical support services. The contract is a competitively-awarded IDIQ vehicle with one base year and four, one-year options with a potential value of $5 billion.

•
In July 2015, DynAviation was notified that the Department of State intends to extend the INL Air Wing program by at least 12-months through the use of a justification and approval ("J&A").  The program is in the process of developing a proposal for the extension of services which is expected to be definitized in the fourth quarter of this year.

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
Our historical contract mix by type, as a percentage of revenue, is indicated in the table below.

	Three Months Ended		Six Months Ended
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
Fixed-Price	37%	25%	38%	25%
Time-and-Materials	14%	12%	13%	11%
Cost-Reimbursement	49%	63%	49%	64%
Total	100%	100%	100%	100%
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
The following table sets forth our approximate backlog as of the dates indicated:

	As Of
(Amounts in millions)	June 26, 2015	December 31, 2014
Funded backlog	$1,004	$1,171
Unfunded backlog	1,967	2,160
Total	$2,971	$3,331

The decrease in backlog as of June 26, 2015 was primarily due to revenue outpacing orders as potential contract wins continue to be pushed to subsequent periods.

Results of Operations

Consolidated Three Months Ended June 26, 2015 compared to the Three Months Ended June 27, 2014
The following tables set forth our unaudited consolidated results of operations, both in dollars and as a percentage of revenue, for the three months ended June 26, 2015 and June 27, 2014:

	Three Months Ended
(Amounts in thousands)	June 26, 2015		June 27, 2014
Revenue	$490,170	100.0%	$590,966	100.0%
Cost of services	(439,193)	(89.6)	(534,589)	(90.5)
Selling, general and administrative expenses	(41,461)	(8.5)	(32,611)	(5.5)
Depreciation and amortization expense	(9,288)	(1.9)	(12,025)	(2.0)
Earnings from equity method investees	56	—	19	—
Impairment of goodwill, intangibles and long lived assets	(86,795)	(17.7)	(91,759)	(15.5)
Operating loss	(86,511)	(17.7)	(79,999)	(13.5)
Interest expense	(17,172)	(3.5)	(18,184)	(3.1)
Loss on early extinguishment of debt	—	—	(448)	(0.1)
Interest income	25	—	31	—
Other income, net	608	0.1	1,469	0.2%
Loss before income taxes	(103,050)	(21.0)	(97,131)	(16.4)
(Provision) benefit for income taxes	13,293	2.7	15,779	2.7
Net loss	(89,757)	(18.3)	(81,352)	(13.8)
Noncontrolling interests	(298)	(0.1)	(720)	(0.1)
Net loss attributable to Delta Tucker Holdings, Inc.	$(90,055)	(18.4)	$(82,072)	(13.9)
Revenue — Revenue for the three months ended June 26, 2015 was $490.2 million, a decrease of $100.8 million, or 17.1%, compared to $591.0 million for the three months ended June 27, 2014. The decrease was primarily driven by the continued drawdown of U.S. forces in Afghanistan which impacted the demand for services under our LOGCAP IV program, the completion of certain tasks orders under the Contract Field Teams ("CFT") program and the completion of the Counter Narcoterrorism Technology Program Office ("CNTPO") program. See further discussion of our revenue results in the "Results by Segment" section below.
Cost of services — Cost of services are comprised of direct labor, direct material, overhead, subcontractors, travel, supplies and other miscellaneous costs. Cost of services for the three months ended June 26, 2015 was $439.2 million, a decrease of $95.4 million, or 17.8%, compared to the three months ended June 27, 2014. The decrease in Cost of services was primarily driven by a reduction in demand for services, consistent with the decline in revenue, as discussed above. As a percentage of revenue, Cost of services improved to 89.6% for the three months ended June 26, 2015 compared to 90.5% for the three months ended June 27, 2014. See further discussion of the impact of program margins in the "Results by Segment" section below.
Selling, general and administrative expenses ("SG&A") — SG&A primarily relates to functions such as management, legal, financial accounting, contracts and administration, human resources, management information systems, purchasing, and business development. SG&A increased by $8.9 million, or 27.1%, to $41.5 million during the three months ended June 26, 2015 primarily as a result of costs associated with cost reduction initiatives and legal costs. SG&A as a percentage of revenue increased to 8.5% for the three months ended June 26, 2015 compared to 5.5% for the three months ended June 27, 2014 as a result of the decline in revenue outpacing general and administrative reductions.
Earnings from equity method investees — Earnings from equity method investees include our proportionate share of the income of our equity method investees deemed to be operationally integral to our business, such as Partnership for Temporary Housing LLC (“PaTH”), Contingency Response Services LLC (“CRS”), Global Response Services LLC (“GRS”) and Global Linguist Solutions ("GLS"). Earnings from operationally integral unconsolidated affiliates for the three months ended June 26, 2015 was $0.06 million primarily as a result of activity in our PaTH joint venture, as compared to $0.02 million for the three months ended June 27, 2014. We expect our earnings from equity method investees to remain minimal throughout the remainder of the year unless additional task orders are received by our joint ventures. See Note 10 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
Interest expense — Interest expense for the three months ended June 26, 2015 was $17.2 million, a decrease of $1.0 million, or 5.6%, compared to the three months ended June 27, 2014. The decrease is the result of the reduction of the principal balance of our Term Loan by $90.0 million of principal prepayments during the year ended December 31, 2014.

Other income, net — Other income, net consists primarily of our share of earnings from Babcock DynCorp Limited ("Babcock"), as well as gains/losses from foreign currency and asset sales. Other income, net during the three months ended June 26, 2015 was $0.6 million, a decrease of $0.9 million, or (58.6)%.
Income taxes — Our effective tax rate consists of federal and state statutory rates, certain permanent differences and discreet items. The effective tax rate for the three months ended June 26, 2015 was 12.9%, as compared to 16.2% for the three months ended June 27, 2014, a change primarily driven by recording a valuation allowance against our deferred tax assets.

Consolidated Six Months Ended June 26, 2015 compared to the Six Months Ended June 27, 2014
The following tables set forth our unaudited consolidated results of operations, both in dollars and as a percentage of revenue, for the six months ended June 26, 2015 and June 27, 2014:

	Six Months Ended
(Amounts in thousands)	June 26, 2015		June 27, 2014
Revenue	$957,192	100.0%	$1,203,725	100.0%
Cost of services	(863,351)	(90.2)	(1,095,080)	(91.0)
Selling, general and administrative expenses	(72,683)	(7.6)	(66,085)	(5.5)
Depreciation and amortization expense	(16,548)	(1.7)	(23,528)	(2.0)
Earnings from equity method investees	125	—	9,766	0.8
Impairment of goodwill, intangibles and long lived assets	(86,795)	(9.1)	(91,759)	(7.6)
Operating loss	(82,060)	(8.5)	(62,961)	(5.2)
Interest expense	(33,228)	(3.5)	(36,201)	(3.0)
Loss on early extinguishment of debt	—	—	(621)	(0.1)
Interest income	42	—	84	—
Other income, net	1,602	0.2	2,358	0.2
Loss before income taxes	(113,644)	(11.8)	(97,341)	(8.1)
(Provision) benefit for income taxes	9,485	1.0	15,867	1.3
Net loss	(104,159)	(10.9)	(81,474)	(6.8)
Noncontrolling interests	(729)	(0.1)	(1,365)	(0.1)
Net loss attributable to Delta Tucker Holdings, Inc.	$(104,888)	(10.9)	$(82,839)	(6.9)
Revenue — Revenue for the six months ended June 26, 2015 was $957.2 million, a decrease of $246.5 million, or 20.5%, compared to $1,203.7 million for the six months ended June 27, 2014. The decrease was primarily driven by the continued drawdown of U.S. forces in Afghanistan, which impacted the demand for services under our LOGCAP IV contract and caused reduced training needs under the Afghanistan Ministry of Defense Program ("AMDP") and the Combined Security Transition Command Afghanistan ("CSTC-A") contract; lower volume on the Civilian Police ("CivPol") task orders and the completion of the CNTPO, C20, and C21 programs and certain task orders under the CFT program. See further discussion of our revenue results in the "Results by Segment" section below.
Cost of services — Cost of services are comprised of direct labor, direct material, overhead, subcontractors, travel, supplies and other miscellaneous costs. Cost of services for the six months ended June 26, 2015 was $863.4 million, a decrease of $231.7 million, or 21.2%, compared to the six months ended June 27, 2014. The decrease in Cost of services was primarily driven by a reduction in demand for services, consistent with the decline in revenue, as discussed above. As a percentage of revenue, Cost of services improved to 90.2% for the six months ended June 26, 2015 compared to 91.0% for the six months ended June 27, 2014. See further discussion of the impact of program margins in the "Results by Segment" section below.
Selling, general and administrative expenses ("SG&A") — SG&A primarily relates to functions such as management, legal, financial accounting, contracts and administration, human resources, management information systems, purchasing, and business development. SG&A increased by $6.6 million, or 10.0%, to $72.7 million during the six months ended June 26, 2015 primarily as a result of costs associated with cost reduction initiatives and legal costs. SG&A as a percentage of revenue increased to 7.6% for the six months ended June 26, 2015 compared to 5.5% for the six months ended June 27, 2014 as a result of the decline in revenue outpacing general and administrative reductions.

Earnings from equity method investees — Earnings from equity method investees include our proportionate share of the income of our equity method investees deemed to be operationally integral to our business, such as PaTH, CRS, GRS and GLS. Earnings from operationally integral unconsolidated affiliates for the six months ended June 26, 2015 was $0.1 million primarily as a result of activity in our PaTH joint venture, as compared to $9.8 million for the six months ended June 27, 2014. The decrease was primarily as a result of equity method income recognized upon the receipt of a $9.6 million distribution from GLS related to the finalization of Form 1s in February 2014 allowing GLS to submit previous invoices for recovery. We expect our earnings from equity method investees to remain minimal throughout the remainder of the year unless additional task orders are received by our joint ventures. See Note 10 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
Interest expense — Interest expense for the six months ended June 26, 2015 was $33.2 million, a decrease of $3.0 million, or 8.2%, compared to the six months ended June 27, 2014. The decrease is the result of the reduction of the principal balance of our Term Loan by $90.0 million of principal prepayments during the year ended December 31, 2014.
Other income, net — Other income, net consists primarily of our share of earnings from Babcock DynCorp Limited ("Babcock"), as well as gains/losses from foreign currency and asset sales. Other income, net during the six months ended June 26, 2015 was $1.6 million, a decrease of $0.8 million, or 32.1%.
Income taxes — Our effective tax rate consists of federal and state statutory rates, certain permanent differences and discreet items. The effective tax rate for the six months ended June 26, 2015 was 8.3%, as compared to 16.2% for the six months ended June 27, 2014, a change primarily driven by recording a valuation allowance against our deferred tax assets.

Results by Segment – Three Months Ended June 26, 2015 Compared to Three Months Ended June 27, 2014
The following tables set forth the revenue, both in dollars and as a percentage of our consolidated revenue, operating loss and operating margin for our operating segments for the three months ended June 26, 2015 and June 27, 2014. The following amounts agree to our segment disclosures. See Note 9 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion.

	Three Months Ended
	June 26, 2015		June 27, 2014
(Amounts in thousands)	Revenue	% of Total Revenue	Revenue	% of Total Revenue
DynAviation	$324,507	66.2%	$300,737	50.9%
DynLogistics	166,194	33.8	290,340	49.1
Headquarters (1)	(531)	(0.1)	(111)	—
Consolidated revenue	$490,170	100.0	$590,966	100.0

	Operating (Loss) Income	Profit Margin	Operating Income (Loss)	Profit Margin
DynAviation	$(76,969)	(23.7)%	$10,613	3.5%
DynLogistics	3,298	2.0	(80,803)	(27.8)
Headquarters (2)	(12,840)		(9,809)
Consolidated operating loss	$(86,511)		$(79,999)

(1)	Represents revenue earned on shared service arrangements for general and administrative services provided to unconsolidated joint ventures and elimination of intercompany items between segments.

(2)
Headquarters operating loss primarily relates to amortization of intangible assets and other costs that are not allocated to segments and are not billable to our U.S. government customers, partially offset by equity method investee income.

DynAviation
Revenue of $324.5 million increased $23.8 million, or 7.9%, for the three months ended June 26, 2015 compared to the three months ended June 27, 2014 primarily as a result of increased revenues from new business wins including Contractor Logistics Support (“CLS”), Naval Strike and Air Warfare Center ("NSAWC"), Saudi National Guard ("SANG"), and Future Flexible Acquisition and Sustainment Tool (“F2AST”) contracts and continued organic growth in our Middle East contracts. The increase in revenue was partially offset by the completion of certain task orders under the CFT program and the completion of the CNTPO program. Challenges to future revenue growth as a result of an increasingly competitive environment and delays in the government procurement environment could result in future declines within the DynAviation segment.
Operating loss of $77.0 million for the three months ended June 26, 2015 as compared to an operating income of $10.6 million for the three months ended June 27, 2014 was primarily due to the goodwill impairment charge of $86.8 million, partially offset by the increase in revenue discussed above and continued organic growth and enhanced productivity on our existing Middle East contracts.
DynLogistics
Revenue of $166.2 million decreased $124.1 million, or 42.8%, for the three months ended June 26, 2015 compared to the three months ended June 27, 2014 primarily as a result of reductions in manning, materials and other direct costs under the Afghan Area of Responsibility ("AOR") task order under the LOGCAP IV program. Additionally, revenue was impacted by de-scoping on the Philippines Operations Support ("POS") contract and the completion of certain contracts. This decline was partially offset by the new Afghanistan Ministry of Interior and Afghanistan Ministry of Defense task orders under the United States Army Contracting Command and growth in our national strategic programs portfolio. As efforts in Afghanistan continue to decline and with the continued pressure on U.S. defense budgets, we expect our revenue for the DynLogistics segment to continue to hold in line with our second quarter revenue for the remainder of 2015.
Operating income of $3.3 million for the three months ended June 26, 2015 as compared to an operating loss of $80.8 million for the three months ended June 27, 2014 was primarily due to the goodwill impairment charge of $90.7 million associated with our Logistics Sustainment Solutions ("LSS") reporting unit during the three months ended June 27, 2014 and the decrease in revenue discussed above.

Results by Segment – Six Months Ended June 26, 2015 Compared to Six Months Ended June 27, 2014
The following tables set forth the revenue, both in dollars and as a percentage of our consolidated revenue, operating loss and operating margin for our operating segments for the six months ended June 26, 2015 and June 27, 2014. The following amounts agree to our segment disclosures. See Note 9 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion.

	Six Months Ended
	June 26, 2015		June 27, 2014
(Amounts in thousands)	Revenue	% of Total Revenue	Revenue	% of Total Revenue
DynAviation	$634,412	66.3%	$596,472	49.5%
DynLogistics	322,594	33.7	607,507	50.5
Headquarters (1)	186	—	(254)	—
Consolidated revenue	$957,192	100.0	$1,203,725	100.0

	Operating (Loss) Income	Profit Margin	Operating Income (Loss)	Profit Margin
DynAviation	$(72,371)	(11.4)%	$21,900	3.7%
DynLogistics	11,006	3.4	(68,773)	(11.3)
Headquarters (2)	(20,695)		(16,088)
Consolidated operating loss	$(82,060)		$(62,961)

(1)	Represents revenue earned on shared service arrangements for general and administrative services provided to unconsolidated joint ventures and elimination of intercompany items between segments.

(2)
Headquarters operating loss primarily relates to amortization of intangible assets and other costs that are not allocated to segments and are not billable to our U.S. government customers, partially offset by equity method investee income.

DynAviation
Revenue of $634.4 million increased $37.9 million, or 6.4%, for the six months ended June 26, 2015 compared to the six months ended June 27, 2014 primarily as a result of increased revenues from new business wins including CLS, NSAWC, SANG, and F2AST contracts and continued organic growth in our Middle East contracts. The increase in revenue was partially offset by the completion of CNTPO, C20, and C21 programs and certain task orders under the CFT program. Challenges to future revenue growth as a result of an increasingly competitive environment and delays in the government procurement environment could result in future declines within the DynAviation segment.
Operating loss of $72.4 million for the six months ended June 26, 2015 as compared to an operating income of $21.9 million for the six months ended June 27, 2014 was primarily due to the goodwill impairment charge of $86.8 million, the completion of contracts that historically commanded higher margins and a contract loss accrual on a new program. The decline in operating income was partially offset by continued organic growth and enhanced productivity on our existing Middle East contracts.
DynLogistics
Revenue of $322.6 million decreased $284.9 million, or 46.9%, for the six months ended June 26, 2015 compared to the six months ended June 27, 2014 primarily as a result of reductions in manning, materials and other direct costs under the AOR task order under the LOGCAP IV program. Additionally, revenue was impacted by de-scoping on AMDP, CSTC-A, and POS contracts, lower volume on the CivPol task orders and the completion of certain contracts. This decline was partially offset by the new Afghanistan Ministry of Interior and Afghanistan Ministry of Defense task orders under the United States Army Contracting Command and growth in our national strategic programs portfolio. As efforts in Afghanistan continue to decline and with the continued pressure on U.S. defense budgets, we expect our revenue for the DynLogistics segment to continue to hold in line with our second quarter revenue or for the remainder of 2015.
Operating income of $11.0 million for the six months ended June 26, 2015 as compared to an operating loss of $68.8 million was primarily due to the goodwill impairment charge of $90.7 million associated with our LSS reporting unit during the six months ended June 27, 2014 and the decrease in revenue discussed above.

Liquidity and Capital Resources
Cash generated by operations and borrowings available under our Senior Secured Credit Facility ("Senior Credit Facility") are our primary sources of short-term liquidity. See Note 7 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion of our Senior Credit Facility. We believe our cash flow from operations and our available borrowings will be adequate to meet our liquidity needs for the next twelve months. However, our cash flow from operations is heavily dependent upon billing and collection of our accounts receivable and access to our Revolver for the next twelve months is dependent upon (1) our meeting financial and non-financial covenants and (2) extending the maturity of the Revolver through an amendment to the Senior Credit Facility or refinancing such debt prior to its scheduled maturity in July 2016. Significant changes, such as a future government shutdown, further cuts mandated by sequestration or any other limitations in collections, significant future losses on any of our contracts or loss of our ability to access our Revolver, could materially impact liquidity and our ability to fund our working capital needs. Failure to meet covenant obligations prior to its scheduled maturity could result in an earlier elimination of access to our Senior Credit Facility or other remedies by our Agent, such as the acceleration of our debt, which would materially affect our future expansion strategies and our ability to meet our operational obligations. See further discussion of our covenants in the Financing section below.
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
Management believes Days Sales Outstanding ("DSO") is an appropriate way to measure our billing and collections effectiveness. DSO measures the efficiency in collecting our receivables as of the period end date and is calculated based on average daily revenue for the most recent quarter and accounts receivable, net of customer advances, as of the balance sheet date. DSO decreased to 78 days as of June 26, 2015 from 80 days as of December 31, 2014, primarily due to favorable timing of payment cycles on our LOGCAP IV contract. DSO was negatively impacted by the collection of outstanding receivables from one prime contractor which has yet to pay the Company a portion of the receivable on a recently ended contract as well as fee receivable on undefinitized work related to our LOGCAP IV contract. We will continue to focus on working capital management and growth in our business as we approach the maturity of our Senior Credit Facility in July 2016. We expect cash to continue to be impacted by operational working capital needs and interest payments on the Senior Credit Facility and the Senior Unsecured Notes.

Cash Flow Analysis

	Six Months Ended
(Amounts in thousands)	June 26, 2015	June 27, 2014
Net cash (used in) provided by operating activities	$(12,955)	$54,085
Net cash provided by (used in) investing activities	213	(4,418)
Net cash used in financing activities	(2,569)	(67,099)
Cash Flows
Cash used in operating activities during the six months ended June 26, 2015 was $13.0 million as compared to cash provided by operating activities of $54.1 million during the six months ended June 27, 2014. Cash used in operating activities during the six months ended June 26, 2015 was primarily due to our net loss position, excluding the impact of impairment, and a reduction in accrued liabilities related to interest payments coupled with cash expended to reduce accounts payable. Cash provided by operating activities during the six months ended June 27, 2014 was primarily due to (i) improvements in working capital, specifically a decrease in accounts receivable partially offset by a reduction in accrued liabilities as well as cash expended to reduce accounts payable and (ii) dividends received from equity method investees.
Cash provided by investing activities during the six months ended June 26, 2015 was $0.2 million as compared to cash used in investing activities of $4.4 million during the six months ended June 27, 2014. Cash provided by investing activities during the six months ended June 26, 2015 was primarily due a return of capital from Babcock, partially offset by purchases of capital assets. Cash used in investing activities during the six months ended June 27, 2014 was primarily due to leasehold improvements related to our Tyson's Corner lease, partially offset by a return of capital from Babcock.
Cash used in financing activities during the six months ended June 26, 2015 was $2.6 million compared to $67.1 million during the six months ended June 27, 2014. Cash used in financing activities during the six months ended June 26, 2015 was primarily the result of payments related to financed insurance. Cash used in financing activities during the six months ended June 27, 2014 was primarily the result of a $60.0 million prepayment on our Term Loan.
Financing
As of June 26, 2015, our debt was comprised of (i) $455.0 million of Senior Unsecured Notes and (ii) $187.3 million of the Term Loan principal associated with our Senior Credit Facility. The Senior Credit Facility also contains a $144.8 million revolving credit facility (the "Revolver") under which we had no outstanding borrowings during the six months ended June 26, 2015. As of June 26, 2015 and December 31, 2014, the available borrowing capacity under the Senior Credit Facility was approximately $93.2 million and $108.1 million, respectively, amounts take into account $51.6 million and $36.7 million, respectively, in issued letters of credit.
As of June 26, 2015, the Senior Credit Facility includes the $187.3 million Term Loan and the $144.8 million Revolver which matures July 7, 2016. Pursuant to the Senior Credit Facility, quarterly principal payments on the Term Loan are required. However, certain principal prepayments made during the year ended December 30, 2011 were applied to the future scheduled maturities and satisfied our responsibility to make quarterly principal payments through maturity.
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
The weighted-average interest rate as of June 26, 2015 for our debt was 9.2%, excluding the impact of deferred financing fees. There were no interest rate hedges in place during the three and six months ended June 26, 2015.
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

We are required to comply with financial maintenance covenants as specified in the Senior Credit Facility including reporting such compliance on a quarterly basis to our Agent. We closely evaluate our expected ability to remain in compliance with our financial maintenance covenants. Based on our current projections, we believe we will be compliant with our financial maintenance covenants for the next twelve months. If unforeseen events were to occur or if our estimates change that would put us in violation of the financial maintenance covenants in future periods, we would intend to seek to obtain a waiver from our lenders or to amend the terms of our Senior Credit Facility prior to there being an event of default under the Senior Credit Facility. As of June 26, 2015 and December 31, 2014, we were in compliance with our financial maintenance covenants.
Our Senior Credit Facility matures July 7, 2016 and as of June 26, 2015 is classified as long term debt. We intend to address our upcoming maturity under the Senior Credit Facility in 2015. However, there can be no assurances that we will be able to do so with terms that are favorable to us or at all. If we are unable to enter into an amendment or otherwise refinance the Senior Credit Facility prior to its scheduled maturity date, then the failure to pay all amounts due under the Senior Credit Facility at maturity would be an event of default under the Senior Credit Facility. Such an event of default under the Senior Credit Facility would also cause an event of default under our Senior Unsecured Notes.

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

The following table provides a reconciliation of net loss attributable to Delta Tucker Holdings, Inc. and EBITDA and Adjusted EBITDA for the periods included below:

Delta Tucker Holdings, Inc. Unaudited Adjusted EBITDA

	Three Months Ended		Six Months Ended
(Amounts in thousands)	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
Net loss attributable to Delta Tucker Holdings, Inc.	$(90,055)	$(82,072)	$(104,888)	$(82,839)
Benefit for income taxes	(13,293)	(15,779)	(9,485)	(15,867)
Interest expense, net of interest income	17,147	18,153	33,186	36,117
Depreciation and amortization (1)	10,350	12,261	18,148	24,002
EBITDA	(75,851)	(67,437)	(63,039)	(38,587)
Non-recurring or unusual gains or losses or income or expenses (2)	99,042	94,659	101,251	98,909
Employee non-cash compensation, severance, and retention expense (3)	1,985	1,062	3,662	2,797
Management fees (4)	1,284	484	2,043	719
Acquisition accounting items (5)	48	548	141	576
Other (6)	(309)	412	(627)	(123)
Adjusted EBITDA	$26,199	$29,728	$43,431	$64,291

(1)	Amount includes certain depreciation and amortization amounts which are classified as Cost of services in our unaudited condensed consolidated statements of operations.

(2)
Includes the impairment of goodwill within the Aviation reporting unit in the second quarter of 2015 and the impairment of goodwill within the LSS reporting unit in the second quarter of 2014, as well as certain unusual income and expense items, as defined in the Indenture and Senior Credit Facility.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There has been no significant change in our exposure to market risk during the three months ended June 26, 2015. For discussion of our exposure to market risk, refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

10.31
Employment Agreement between DynCorp International LLC and Lewis Von Thaer (incorporated by reference to Exhibit 10.31 to Delta Tucker Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on June 16, 2015).

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

Date:	August 3, 2015	DELTA TUCKER HOLDINGS, INC.

/s/ William T. Kansky
William T. Kansky
Senior Vice President and Chief Financial Officer