Form 10-Q
period 2015-09-25
Delta Tucker Holdings, Inc.
filed 2015-11-06
CIK 1514226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 25, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☑
As of November 6, 2015, the registrant had 100 shares of its Class A common stock outstanding.

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

•
the ability to generate sufficient cash to repay our Senior Credit Facility, consisting of our Term Loan and Revolver, maturing on July 7, 2016, or to repay our other indebtedness which may force us to take other actions to satisfy our obligations under our indebtedness, which may not be successful;

•	the outcome of any material litigation, government investigation, audit or other regulatory matters;

•	the restatement of our financial statements causing credit ratings to be downgraded or covenant violations under our debt agreements;

•
policy and/or spending changes implemented by the Obama Administration, any subsequent administration or Congress, including any further changes to the sequestration that the United States ("U.S.") Department of Defense ("DoD") is currently operating under;

•	the inability of Congress to pass appropriations bills in a timely manner, and any resulting government shutdown;

•	termination or modification of key U.S. government or commercial contracts, including subcontracts;

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

•	the timing or magnitude of any award, performance or incentive fees granted under our government contracts;

•	changes in expected percentages of future revenue represented by fixed-price and time-and-materials contracts, including increased competition with respect to task orders subject to such contracts;

•	further declines in the estimated fair value of a reporting unit resulting in additional goodwill impairments and a related non-cash impairment charged against earnings;

•	changes in underlying assumptions, circumstances or estimates may have a material adverse effect upon the profitability of one or more contracts and our performance;

•	changes in our tax provisions or exposure to additional income tax liabilities that could affect our profitability and cash flows;

•	uncertainty created by management turnover;

•	termination or modification of key subcontractor performance or delivery;

•	the ability to receive timely payments from prime contractors where we act as a subcontractor; and

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

Calendar Year
We report the results of our operations using a basis where each quarterly period ends on the last Friday of the calendar quarter, except for the fourth quarter of the fiscal year, which ends on December 31. Included in this Quarterly Report are our unaudited condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 25, 2015 and September 26, 2014, the related statements of equity and cash flows for the nine months ended September 25, 2015 and September 26, 2014 and the unaudited condensed consolidated balance sheets as of September 25, 2015 and December 31, 2014.

PART I. FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS.

Delta Tucker Holdings, Inc.
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
(Amounts in thousands)	September 25, 2015	September 26, 2014	September 25, 2015	September 26, 2014
Revenue	$479,808	$540,327	$1,437,000	$1,744,052
Cost of services	(427,529)	(510,965)	(1,290,880)	(1,606,045)
Selling, general and administrative expenses	(35,237)	(44,192)	(107,920)	(110,277)
Depreciation and amortization expense	(9,039)	(12,094)	(25,587)	(35,621)
Earnings from equity method investees	6	152	131	9,918
Impairment of goodwill, intangibles and long lived assets	(6,690)	(50,955)	(93,485)	(142,714)
Operating income (loss)	1,319	(77,727)	(80,741)	(140,687)
Interest expense	(17,201)	(17,237)	(50,429)	(53,438)
Loss on early extinguishment of debt	—	(242)	—	(862)
Interest income	19	68	61	151
Other income, net	73	956	1,675	3,314
Loss before income taxes	(15,790)	(94,182)	(129,434)	(191,522)
Benefit for income taxes	540	23,160	10,025	39,028
Net loss	(15,250)	(71,022)	(119,409)	(152,494)
Noncontrolling interests	(499)	(492)	(1,227)	(1,857)
Net loss attributable to Delta Tucker Holdings, Inc.	$(15,749)	$(71,514)	$(120,636)	$(154,351)
See notes to unaudited condensed consolidated financial statements

Delta Tucker Holdings, Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Loss

	Three Months Ended		Nine Months Ended
(Amounts in thousands)	September 25, 2015	September 26, 2014	September 25, 2015	September 26, 2014
Net loss	$(15,250)	$(71,022)	$(119,409)	$(152,494)
Other comprehensive loss:
Foreign currency translation adjustment	—	(42)	(101)	(116)
Other comprehensive income (loss), before tax	—	(42)	(101)	(116)
Income tax (expense) benefit related to items of other comprehensive loss	—	15	36	42
Other comprehensive income (loss)	—	(27)	(65)	(74)
Comprehensive loss	(15,250)	(71,049)	(119,474)	(152,568)
Comprehensive loss attributable to noncontrolling interests	(499)	(492)	(1,227)	(1,857)
Comprehensive loss attributable to Delta Tucker Holdings, Inc.	$(15,749)	$(71,541)	$(120,701)	$(154,425)

See notes to unaudited condensed consolidated financial statements

Delta Tucker Holdings, Inc.
Unaudited Condensed Consolidated Balance Sheets

	As Of
(Amounts in thousands, except share data)	September 25, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$65,549	$94,004
Restricted cash	1,673	707
Accounts receivable, net of allowances of $16,466 and $4,736 respectively	423,791	448,496
Prepaid expenses and other current assets	53,262	74,200
Assets held for sale	12,385	—
Total current assets	556,660	617,407
Long-term restricted cash	—	952
Property and equipment, net	16,341	23,786
Goodwill	42,093	128,888
Tradenames, net	28,536	28,762
Other intangibles, net	122,678	149,480
Long-term deferred taxes	13,860	5,696
Other assets, net	16,062	27,516
Total assets	$796,230	$982,487
LIABILITIES
Current liabilities:
Current portion of long-term debt	$187,272	$—
Accounts payable	107,601	146,546
Accrued payroll and employee costs	95,732	93,707
Deferred income taxes	29,195	31,477
Accrued liabilities	110,012	130,026
Income taxes payable	202	4,424
Total current liabilities	530,014	406,180
Long-term debt, less current portion	455,000	642,272
Other long-term liabilities	7,838	11,312
Total liabilities	992,852	1,059,764
EQUITY
Common stock, $0.01 par value – 1,000 shares authorized and 100 shares issued and outstanding at September 25, 2015 and December 31, 2014, respectively	—	—
Additional paid-in capital	554,055	552,894
Accumulated deficit	(756,015)	(635,379)
Accumulated other comprehensive loss	(346)	(281)
Total deficit attributable to Delta Tucker Holdings, Inc.	(202,306)	(82,766)
Noncontrolling interests	5,684	5,489
Total deficit	(196,622)	(77,277)
Total liabilities and deficit	$796,230	$982,487
See notes to unaudited condensed consolidated financial statements

Delta Tucker Holdings, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
(Amounts in thousands)	September 25, 2015	September 26, 2014
Cash flows from operating activities
Net loss	$(119,409)	$(152,494)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	27,626	36,328
Amortization of deferred loan costs	4,798	4,487
Impairment of goodwill, intangibles and long-lived assets	93,485	142,714
Earnings from equity method investees	(1,328)	(11,583)
Distributions from equity method investees	150	9,588
Deferred income taxes	(10,446)	(42,197)
Share based compensation	364	2,754
Other	144	1,901
Changes in assets and liabilities:
Restricted cash	(14)	—
Accounts receivable	23,416	96,231
Prepaid expenses and other current assets	16,690	32,011
Accounts payable and accrued liabilities	(58,358)	(132,263)
Income taxes payable	(2,636)	(5,198)
Net cash used in operating activities	(25,518)	(17,721)
Cash flows from investing activities
Purchase of property and equipment	(2,680)	(7,129)
Proceeds from sale of property, plant and equipment	478	44
Purchase of software	(998)	(1,101)
Return of capital from equity method investees	3,683	2,884
Contributions to equity method investees	(1,427)	—
Net cash used in investing activities	(944)	(5,302)
Cash flows from financing activities
Borrowings on debt	139,600	40,100
Payments on debt	(139,600)	(130,100)
Borrowings under other financing arrangements	—	20,214
Payments under other financing arrangements	(2,055)	(23,306)
Equity contribution from affiliates of Cerberus	750	—
Payment of dividends to noncontrolling interests	(688)	(1,373)
Net cash used in financing activities	(1,993)	(94,465)
Net decrease in cash and cash equivalents	(28,455)	(117,488)
Cash and cash equivalents, beginning of period	94,004	170,845
Cash and cash equivalents, end of period	$65,549	$53,357

Income taxes paid, net	$8,108	$9,980
Interest paid	$57,882	$60,840
See notes to unaudited condensed consolidated financial statements

Delta Tucker Holdings, Inc.
Unaudited Condensed Consolidated Statements of Equity (Deficit)

(Amounts in thousands)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity Attributable to Delta Tucker Holdings, Inc.	Noncontrolling Interest	Total Equity
Balance at December 31, 2013	—	$—	$549,581	$(365,599)	$(197)	$183,785	$5,875	$189,660
Share based compensation	—	—	2,754	—	—	2,754	—	2,754
Comprehensive loss attributable to Delta Tucker Holdings, Inc.	—	—	—	(154,351)	(74)	(154,425)	1,857	(152,568)
DIFZ financing, net of tax	—	—	95	—	—	95	—	95
Dividends declared to noncontrolling interests	—	—	—	—	—	—	(2,061)	(2,061)
Balance at September 26, 2014	—	$—	$552,430	$(519,950)	$(271)	$32,209	$5,671	$37,880

(Amounts in thousands)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Deficit Attributable to Delta Tucker Holdings, Inc.	Noncontrolling Interest	Total Deficit
Balance at December 31, 2014	—	$—	$552,894	$(635,379)	$(281)	$(82,766)	$5,489	$(77,277)
Share based compensation, net	—	—	364	—	—	364	—	364
Comprehensive loss attributable to Delta Tucker Holdings, Inc.	—	—	—	(120,636)	(65)	(120,701)	1,227	(119,474)
Capital contribution	—	—	750	—	—	750	—	750
DIFZ financing, net of tax	—	—	47	—	—	47	—	47
Dividends declared to noncontrolling interests	—	—	—	—	—	—	(1,032)	(1,032)
Balance at September 25, 2015	—	$—	$554,055	$(756,015)	$(346)	$(202,306)	$5,684	$(196,622)
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
In the opinion of management, normal recurring adjustments necessary to fairly present our financial position as of September 25, 2015 and December 31, 2014, the results of operations and statements of comprehensive loss for the three and nine months ended September 25, 2015 and September 26, 2014 and the statements of equity and cash flows for the nine months ended September 25, 2015 and September 26, 2014 have been included. The results of operations and statements of comprehensive loss for the three and nine months ended September 25, 2015 and September 26, 2014 and the statements of equity and cash flows for the nine months ended September 25, 2015 and September 26, 2014 are not necessarily indicative of the results to be expected for the full calendar year or for any future periods. We use estimates and assumptions required for preparation of the financial statements. The estimates are primarily based on historical experience and business knowledge and are revised as circumstances change. Our actual results may differ from these estimates.
As described in Note 7, our Senior Credit Facility matures on July 7, 2016. We intend to address our upcoming maturity under the Senior Credit Facility before the filing of our Annual Report on Form 10-K for the year ending December 31, 2015 (the "2015 Form 10-K"). However, there can be no assurances that we will be able to do so with terms that are favorable to us or at all. If we are unable to enter into an amendment to extend the maturity or otherwise refinance the Senior Credit Facility prior to its scheduled maturity date or prior to an event which could result in an acceleration of the maturity date, then the failure to pay all amounts due under the Senior Credit Facility at maturity would be an event of default under the Senior Credit Facility. This potential outcome results in significant doubt in the Company’s ability to continue as a going concern. Such an event of default to pay principal due at scheduled maturity under the Senior Credit Facility would also cause an event of default under our Senior Unsecured Notes (as defined below). The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments that may result from the outcome of this uncertainty. The Senior Credit Facility has been classified as short-term debt as the maturity date is less than one year from the balance sheet date.
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
Use of Estimates
The preparation of the financial statements requires us to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. Our estimates and assumptions are reviewed periodically, and the effects of changes, if any, are reflected in the unaudited condensed consolidated statements of operations in the period that they are determined. Changes in contract estimates are the result of changes in assumptions of cost and/or level of effort expected to perform our contracts. Changes resulting from contract options, extensions, or other contract modifications are deemed contract changes, the effects of which are excluded from the gross favorable and unfavorable adjustments below.
The following table presents the aggregate gross favorable and unfavorable adjustments to income before income taxes resulting from changes in contract estimates for the three and nine months ended September 25, 2015 and September 26, 2014.

	Three Months Ended		Nine Months Ended
(Amounts in millions)	September 25, 2015	September 26, 2014	September 25, 2015	September 26, 2014
Gross favorable adjustments	$2.8	$1.8	$8.9	$3.9
Gross unfavorable adjustments	(5.7)	(43.1)	(10.1)	(42.6)
Net adjustments	$(2.9)	$(41.3)	$(1.2)	$(38.7)
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
In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. ASU 2015-11 requires an entity to who measures inventory using FIFO or average cost to measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs. The update is effective for fiscal years beginning after December 15, 2016 and interim periods within fiscal years beginning after December 15, 2017 and applied prospectively. Early adoption is permitted, including adoption in an interim period. We are currently evaluating the potential effects of the adoption of ASU 2015-11 on our consolidated financial position.
There have been no material changes to our accounting developments from those described in our Annual Report on Form 10-K for the year ended December 31, 2014 with the exception of ASU No. 2014-09, Revenue from Contracts with Customers, issued by the FASB in May 2014, which outlines a single set of comprehensive principles for recognizing revenue under GAAP. In August 2015, the FASB deferred the effective date of the new standard to after December 15, 2018. The standard permits the use of either the retrospective or modified-retrospective method. We are currently evaluating both methods of adoption as well as the effect ASU 2014-14 will have on our consolidated financial position, results of operations and cash flows.
Other accounting standards updates effective after September 25, 2015 are not expected to have a material effect on our consolidated financial position or results of operations and cash flows.

Note 2 — Composition of Certain Financial Statement Captions
The following tables present financial information of certain consolidated balance sheet captions.
Prepaid expenses and other current assets

	As Of
(Amounts in thousands)	September 25, 2015	December 31, 2014
Prepaid expenses	$27,184	$30,821
Income tax refunds receivable	199	655
Inventories	13,857	25,198
Aircraft parts inventory held on consignment	—	2,278
Work-in-process inventory	1,844	5,772
Joint venture receivables	487	1,497
Current deferred financing costs, net	3,640	—
Other current assets	6,051	7,979
Total prepaid expenses and other current assets	$53,262	$74,200
Prepaid expenses include prepaid insurance, prepaid vendor deposits, and prepaid rent, none of which individually exceed 5% of current assets.
Deferred financing costs of $3.6 million related to the Senior Credit Facility were classified as current assets due to both the Term Loan and the Revolver maturing on July 7, 2016. See Note 7 for further discussion.
During the third quarter of 2015, we executed an agreement to expedite the sale of a portion of our inventory at an auction which was held at the end of October 2015. As a result of this strategic decision to auction these assets, we recorded an expense of approximately $3.1 million during the three months ended September 25, 2015 to increase our inventory reserve. The expense has been presented within Cost of services in the unaudited condensed consolidated statement of operations. Subsequent to September 25, 2015, the inventory was sold at auction and title was transferred. As of November 6, 2015, the sale is pending final funding.
Held for Sale Assets
During the third quarter of 2015, we took strategic actions to begin the sale of the remaining assets of Heliworks LLC (“Heliworks”). The assets, excluding cash and cash equivalents, of Heliworks LLC have been classified as held for sale as of September 25, 2015. Assets held for sale of $12.4 million consists primarily of accounts receivable, inventory, property and equipment, net, and intangible assets.
We assessed the fair market value of the assets held for sale, based on independent third party evaluations. For property and equipment, the market approach was used which utilized observable level 2 inputs as it considered the inputs of other comparable property and equipment. For the remaining assets, we used unobservable inputs and management judgment which are Level 3 fair value measurements. See Note 6 for further discussion of fair value. As a result of our fair value assessment, we recognized a $2.8 million impairment expense in the third quarter of 2015, included within the impairment of goodwill, intangibles and long-lived assets within our consolidated statement of operations, to impair the assets held for sale.
Property and equipment, net

	As Of
(Amounts in thousands)	September 25, 2015	December 31, 2014
Helicopters	$983	$7,108
Computers and other equipment	10,326	11,061
Leasehold improvements	19,488	19,055
Office furniture and fixtures	4,461	4,203
Gross property and equipment	35,258	41,427
Less accumulated depreciation	(18,917)	(17,641)
Total property and equipment, net	$16,341	$23,786
Property and equipment, net no longer includes four helicopters previously utilized on an existing program which are classified as held for sale as of September 25, 2015. Depreciation expense, including certain depreciation amounts classified as Cost of services, was $1.3 million and $4.8 million during the three and nine months ended September 25, 2015, respectively.

Depreciation expense, including certain depreciation amounts classified as Cost of services, was $1.5 million and $4.2 million during the three and nine months ended September 26, 2014, respectively.
Other assets, net

	As Of
(Amounts in thousands)	September 25, 2015	December 31, 2014
Deferred financing costs, net	$3,337	$11,775
Investment in affiliates	5,919	8,191
Palm promissory note, long-term portion	2,659	2,853
Other	4,147	4,697
Total other assets, net	$16,062	$27,516
Deferred financing costs are amortized through interest expense. Amortization related to deferred financing costs was $1.6 million and $4.8 million during the three and nine months ended September 25, 2015, respectively. Amortization related to deferred financing costs was $1.5 million and $4.5 million during the three and nine months ended September 26, 2014, respectively.
Deferred financing costs of $3.6 million related to the Term Loan and Revolver were classified as current assets due to both the Term Loan and the Revolver maturing on July 7, 2016.
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
Accrued payroll and employee costs

	As Of
(Amounts in thousands)	September 25, 2015	December 31, 2014
Wages, compensation and other benefits	$76,852	$74,416
Accrued vacation	17,954	18,889
Accrued contributions to employee benefit plans	926	402
Total accrued payroll and employee costs	$95,732	$93,707
Accrued liabilities

	As Of
(Amounts in thousands)	September 25, 2015	December 31, 2014
Customer liabilities	$16,901	$22,635
Accrued insurance	32,654	20,551
Accrued interest	11,892	24,250
Unrecognized tax benefit	3,293	7,999
Contract losses	20,655	27,864
Legal reserves	9,488	8,657
Subcontractor retention	2,044	1,761
Financed insurance	—	2,055
Other	13,085	14,254
Total accrued liabilities	$110,012	$130,026
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

Other long-term liabilities
As of September 25, 2015 and December 31, 2014, Other long-term liabilities were $7.8 million and $11.3 million, respectively. Other long-term liabilities are primarily due to our obligations in connection with the restructuring plan entered into in 2013 including a long-term leasehold obligation related to our new Tysons Corner facility in McLean, Virginia, of $3.9 million and $4.3 million as of September 25, 2015 and December 31, 2014, respectively.
During calendar year 2013 and 2014, we vacated previously occupied properties at various locations and consolidated to the new Tysons Corner location. Accrued costs associated with vacating these properties, such as lease vacancy obligations, net of estimated sublease rental assumptions as well as the buyout were approximately $1.4 million and $1.7 million as of September 25, 2015 and December 31, 2014, respectively, and were included within Other long-term liabilities.
We recorded a postemployment benefit expense of $0.5 million and $3.2 million for the three and nine months ended September 25, 2015, respectively, related to severance in accordance with ASC 712 - Compensation which was included in Selling, general and administrative expenses in the statements of operations. We recorded a postemployment benefit expense of $12.8 million and $15.7 million for the three and nine months ended September 26, 2014, respectively, related to severance in accordance with ASC 712 - Compensation which was included in Selling, general and administrative expenses in the statements of operations. As of September 25, 2015 and December 31, 2014, we had approximately $5.9 million and $10.6 million, respectively, in total accrued postemployment benefit expense for estimated future payments in accordance with ASC 712, of which $0.2 million and $3.9 million, respectively, relate to our long-term accrued postemployment benefit expense.

Note 3 — Goodwill and Other Intangible Assets
We have two operating and reporting segments: DynAviation and DynLogistics. DynAviation and DynLogistics provide services domestically and in foreign countries primarily under contracts with the U.S. government. Our current structure includes five reporting units for which we assess goodwill for potential impairment; two reporting units in DynAviation and three reporting units in DynLogistics. Of our five reporting units, only two had a goodwill balance as of September 25, 2015.
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
During the second quarter of 2015, we concluded a triggering event had occurred in our Aviation reporting unit within the DynAviation segment due to lower than forecasted earnings in 2015 and declines in future projections and assumptions. We performed an interim step one assessment to identify any possible goodwill impairment. The first step of the impairment test indicated the carrying value of the Aviation reporting unit was greater than the fair value. We performed step two of the impairment test and determined that the goodwill at the Aviation reporting unit was fully impaired. As a result, a non-cash impairment charge of approximately $86.8 million was recorded during the three months ended June 26, 2015 to impair the full carrying value of the Aviation reporting unit goodwill. The impairment charge has been presented within the Impairment of goodwill, intangibles and long lived assets in the unaudited condensed consolidated statement of operations.
There were no triggering events identified in our remaining reporting units and the estimated fair values of each of our remaining reporting units exceed their respective carrying values as of September 25, 2015 and December 31, 2014.
The carrying amounts of goodwill for each of our segments as of September 25, 2015 were as follows:

(Amounts in thousands)	DynAviation	DynLogistics	Total
Goodwill balance as of December 31, 2014	$86,795	$42,093	$128,888
Changes between January 1, 2015 and September 25, 2015	(86,795)	—	(86,795)
Goodwill balance as of September 25, 2015	$—	$42,093	$42,093

The following tables provide information about changes relating to certain intangible assets:

	As of September 25, 2015
(Amounts in thousands, except years)	Weighted Average Remaining Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Impairment	Transfer to Assets Held for Sale	Net
Other intangible assets:
Customer-related intangible assets	4.0	$317,524	$(198,828)	$—	$—	$118,696
Other
Finite-lived	4.8	15,983	(11,991)	—	(10)	3,982
Indefinite-lived		5,059	—	(3,949)	(1,110)	—
Total other intangibles		$338,566	$(210,819)	$(3,949)	$(1,120)	$122,678

Tradenames:
Finite-lived	0.0	$869	$(869)	$—	$—	$—
Indefinite-lived		28,700	—	—	(164)	28,536
Total tradenames		$29,569	$(869)	$—	$(164)	$28,536

	December 31, 2014
(Amounts in thousands, except years)	Weighted Average Remaining Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Impairment	Net
Other intangible assets:
Customer-related intangible assets	4.6	$350,912	$(178,126)	$(33,388)	$139,398
Other
Finite-lived	4.8	15,418	(10,395)	—	5,023
Indefinite-lived		5,059	—	—	5,059
Total other intangibles		$371,389	$(188,521)	$(33,388)	$149,480

Tradenames:
Finite-lived	0.4	$869	$(807)	$—	$62
Indefinite-lived		43,222	—	(14,522)	28,700
Total tradenames		$44,091	$(807)	$(14,522)	$28,762
Amortization expense for customer-related intangibles, other intangibles and finite-lived tradenames was $8.2 million and $22.7 million for the three and nine months ended September 25, 2015, respectively. Amortization expense for customer-related intangibles, other intangibles and finite-lived tradenames was $10.9 million and $32.1 million for the three and nine months ended September 26, 2014, respectively. Other intangibles are primarily representative of our capitalized software which had a net carrying value of $4.0 million and $5.0 million as of September 25, 2015 and December 31, 2014, respectively.
During the third quarter of 2015, we took strategic actions to no longer utilize or maintain our FAA Part 135 certification and Commercial Aviation Review Board ("CARB") approval. As a result, a non-cash impairment charge of approximately $3.9 million was recorded during the three months ended September 25, 2015 to fully impair the carrying value of the intangible asset. The impairment charge has been presented within the Impairment of goodwill, intangibles and long lived assets in the unaudited condensed consolidated statement of operations.
Estimated aggregate future amortization expense for finite lived assets subject to amortization are $8.9 million for the three months ending December 31, 2015, $30.2 million in 2016, $27.6 million in 2017, $24.3 million in 2018, $21.1 million in 2019 and $10.7 million thereafter.

Note 4 — Income Taxes
The domestic and foreign components of Loss before income taxes are as follows:

	Three Months Ended		Nine Months Ended
(Amounts in thousands)	September 25, 2015	September 26, 2014	September 25, 2015	September 26, 2014
Domestic	$(17,120)	$(93,861)	$(129,375)	$(188,962)
Foreign	1,330	(321)	(59)	(2,560)
Loss before income taxes	$(15,790)	$(94,182)	$(129,434)	$(191,522)
The Benefit for income taxes consists of the following:

	Three Months Ended		Nine Months Ended
(Amounts in thousands)	September 25, 2015	September 26, 2014	September 25, 2015	September 26, 2014
Current portion:
Federal	$—	$(311)	$—	$(311)
State	192	292	678	674
Foreign	1,286	1,383	4,567	4,441
	$1,478	$1,364	$5,245	$4,804
Deferred portion:
Federal	$(1,846)	$(23,369)	$(14,663)	$(42,245)
State	(79)	(612)	(465)	(1,103)
Foreign	(93)	(543)	(142)	(484)
	(2,018)	(24,524)	(15,270)	(43,832)
Benefit for income taxes	$(540)	$(23,160)	$(10,025)	$(39,028)
Deferred tax liabilities, net consist of the following:

	As Of
(Amounts in thousands)	September 25, 2015	December 31, 2014
Current deferred tax liabilities, net	$(29,195)	$(31,477)
Non-current deferred tax assets, net	13,860	5,696
Deferred tax liabilities, net	$(15,335)	$(25,781)
Our effective tax rate ("ETR") was 3.4% and 7.7% for the three and nine months ended September 25, 2015, respectively. Our ETR was 24.6% and 20.4% for the three and nine months ended September 26, 2014, respectively. During the three and nine months ended September 25, 2015, the ETR was primarily impacted by impairments of goodwill, intangibles and long lived assets and an increase in the valuation allowance. Our ETR for the three and nine months ended September 26, 2014 was primarily impacted by a goodwill impairment of our Logistics Sustainment Services reporting unit.
Management assesses both the available positive and negative evidence to determine whether it is more likely than not that there will be sufficient sources of future taxable income to recognize deferred tax assets. We incurred cumulative losses over the three-year period ended December 31, 2014. Cumulative losses in recent years are considered significant objective negative evidence in evaluating deferred tax assets under the more likely than not criteria for recognition of deferred tax assets. As a result of additional losses for which we could not recognize a tax benefit, we increased our valuation allowance from $47.8 million as of December 31, 2014 to $66.7 million as of September 25, 2015.
As of September 25, 2015 and December 31, 2014, we had $2.6 million and $7.3 million of total unrecognized tax benefits, respectively, of which $2.3 million would impact our effective tax rate if recognized. During the second quarter of 2015, we decreased the balance of the liability for unrecognized tax benefits and related deferred tax assets by a net of approximately $4.7 million attributable to the expiration of statute of limitations for tax years ended March 30, 2009, March 30, 2010, and July 30, 2010.
During the nine months ended September 25, 2015, we made no estimated federal income tax payments. All of our income taxes paid during the nine months ended September 25, 2015 were to state or foreign jurisdictions.

Note 5 — Accounts Receivable
Accounts receivable, net consisted of the following:

	As Of
(Amounts in thousands)	September 25, 2015	December 31, 2014
Billed	$126,374	$146,286
Unbilled	297,417	302,210
Total accounts receivable, net	$423,791	$448,496
Unbilled receivables as of September 25, 2015 and December 31, 2014 include $38.0 million and $50.7 million, respectively, related to costs incurred on projects for which we have been requested by the customer to begin new work or extend work under an existing contract and for which formal contracts, contract modifications or other contract actions have not been executed as of the end of the respective periods. Our largest contract, LOGCAP IV, accounted for approximately 54% and 59% of these amounts as of September 25, 2015 and December 31, 2014, respectively. We believe we have legal and contractual basis for these amounts and are working with our customer to complete the contract actions that will allow us to bill and collect our receivables. If we cannot reach an agreement with the customer, we believe we have other avenues to pursue resolution, including the claims process. LOGCAP IV accounted for approximately 14% and 20% of total unbilled receivables as of September 25, 2015 and December 31, 2014, respectively.
As of September 25, 2015 and December 31, 2014, we had four contract claims with no associated receivable balances. The balance of unbilled receivables consists of costs and fees billable immediately upon contract completion or other specified events, all of which are expected to be billed and collected within one year, except items that may result in a request for equitable adjustment or formal claim.
We do not believe we have significant exposure to credit risk as our receivables are primarily with the U.S. government. However, other billed receivables include approximately $25.9 million, net of reserves, for which we have yet to be paid where we operated under a subcontract for a prime contractor on a U.S. government program that ended December 31, 2014. We are currently seeking payment through legal action to resolve the matter. See Note 8 for further discussion.

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
Fair Value of Financial Instruments
Our financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable, and borrowings. Because of the short-term nature of cash and cash equivalents, accounts receivable, and accounts payable, the fair value of these instruments approximates the carrying value. Our estimate of the fair value of our debt is based on Level 1 and Level 2 inputs, as defined above.

	As Of
	September 25, 2015		December 31, 2014
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
10.375% senior unsecured notes	$455,000	$336,700	$455,000	$373,100
Term Loan	187,272	183,058	187,272	185,868
Total indebtedness	642,272	519,758	642,272	558,968
Less current portion of long-term debt	(187,272)	(183,058)	—	—
Total long-term debt	$455,000	$336,700	$642,272	$558,968

Note 7 — Debt
Debt consisted of the following:

	As Of
(Amounts in thousands)	September 25, 2015	December 31, 2014
10.375% senior unsecured notes	$455,000	$455,000
Term loan	187,272	187,272
Total indebtedness	642,272	642,272
Less current portion of long-term debt	(187,272)	—
Total long-term debt	$455,000	$642,272
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
The Senior Credit Facility is secured by substantially all of our assets and is guaranteed by substantially all of our subsidiaries. As of September 25, 2015, the Senior Credit Facility provided for a $187.3 million Term Loan and the $144.8 million Revolver, which includes a $100.0 million letter of credit subfacility. As of September 25, 2015 and December 31, 2014, the available borrowing capacity under the Senior Credit Facility was approximately $102.2 million and $108.1 million, respectively, and includes $42.6 million and $36.7 million, respectively, in issued letters of credit. Amounts borrowed under the Revolver are used to fund operations. As of September 25, 2015 and December 31, 2014 there were no amounts borrowed under the Revolver. The current portion of long-term debt as of September 25, 2015 consisted of our Term Loan and the Revolver as both have a maturity date of July 7, 2016.
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
The Eurocurrency Rate is the rate per annum equal to the British Bankers Association London Interbank Offered Rate ("BBA LIBOR") as published by Reuters (or other commercially available source providing quotations of BBA LIBOR as designated by the Administrative Agent from time to time) two business days prior to the commencement of such interest period. The variable Eurocurrency Rate has a floor of 1.75%. As of September 25, 2015 and December 31, 2014, the interest rate on the Term Loan was 6.25%.

Interest Rates on Letter of Credit Subfacility and Unused Commitment Fees
The letter of credit subfacility bears interest at the applicable margin for Eurocurrency Rate loans, which ranges from 4.0% to 4.5%. The unused commitment fee on our Revolver ranges from 0.50% to 0.75% depending on the Secured Leverage Ratio. Interest payments on both the letter of credit subfacility and unused commitments are payable quarterly in arrears. The applicable interest rates for our letter of credit subfacility was 4.25% as of each of September 25, 2015 and December 31, 2014. The applicable interest rate for our unused commitment fees was 0.50% as of each of September 25, 2015 and December 31, 2014. All of our letters of credit are also subject to a 0.25% fronting fee.
Principal Payments
Pursuant to our Term Loan, quarterly principal payments are required. However, certain principal prepayments made during the year ended December 30, 2011 were applied to the future scheduled maturities and satisfied our responsibility to make quarterly principal payments through July 7, 2016.
During the nine months ended September 25, 2015, we made no principal payments on the Term Loan. During the nine months ended September 26, 2014, we made principal prepayments of $90.0 million on the Term Loan. Deferred financing costs associated with the prepayments totaled $0.8 million and were expensed and included in the Loss on early extinguishment of debt in our consolidated statement of operations for the nine months ended September 26, 2014.
Our Senior Credit Facility contains an annual requirement to submit a portion of our Excess Cash Flow, as defined in the Senior Credit Facility, as additional principal payments. Based on our annual financial results and the additional principal prepayments made during the year ended December 31, 2014, we were not required to make any additional principal payments under the Excess Cash Flow requirement related to activity during the year ended December 31, 2014. Certain other transactions can trigger mandatory principal payments such as tax refunds, a disposition of a portion of our business or a significant asset sale. We had no such transactions during the nine months ended September 25, 2015.
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
We are required to comply with the financial maintenance covenants in the Senior Credit Facility, including reporting such compliance on a quarterly basis to our Agent. We closely evaluate our expected ability to remain in compliance with our financial maintenance covenants. If unforeseen events were to occur or if our estimates change that would put us in violation of the financial maintenance covenants in future periods, we would intend to seek to obtain a waiver from our lenders or to amend the terms of our Senior Credit Facility prior to there being an event of default under the Senior Credit Facility. As of September 25, 2015 and December 31, 2014, we were in compliance with our financial maintenance covenants.
Our Senior Credit Facility matures on July 7, 2016 and as of September 25, 2015 is classified within the current portion of long-term debt. We intend to address the upcoming maturity of the Senior Credit Facility before the filing of our 2015 Form 10-K. However, there can be no assurances that we will be able to do so with terms that are favorable to us or at all. If we are unable to complete an amendment to extend the maturity or otherwise refinance the Senior Credit Facility prior to its scheduled maturity date, then the failure to pay all amounts due under the Senior Credit Facility at maturity would be an event of default under the Senior Credit Facility. In addition, the Senior Credit Facility contains customary financial as well as non-financial, affirmative and negative covenants (including, without limitation, the requirement to deliver a report on the audited financial statements that is unqualified and not subject to any “going concern” or like qualifications) that if we violate and do not cure or have waived within any applicable grace period would trigger an event of default prior to the maturity. The failure to pay principal due at scheduled maturity or an acceleration by the lenders due to a default under the Senior Credit Facility would also cause an event of default under our Senior Unsecured Notes.
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
The fair value of the Senior Unsecured Notes is based on their quoted market value. As of September 25, 2015 and December 31, 2014, the quoted market value of the Senior Unsecured Notes was approximately 74.0% and 82.0%, respectively, of stated value.

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

Note 8 — Commitments and Contingencies
Commitments
We have operating leases for the use of real estate and certain property and equipment which are either non-cancelable, cancelable only by the payment of penalties or cancelable upon one month’s notice. All lease payments are based on the lapse of time but include, in some cases, payments for insurance, maintenance and property taxes. There are no purchase options on operating leases at favorable terms, but most leases have one or more renewal options. Certain real estate leases are subject to annual escalations for increases in base rents, utilities and property taxes. Lease rental expense was $10.0 million and $39.4 million for the three and nine months ended September 25, 2015, respectively. Lease rental expense was $21.2 million and $76.9 million for the three and nine months ended September 26, 2014, respectively. We have no significant long-term purchase agreements with service providers.
Contingencies
General Legal Matters
We are involved in various lawsuits and claims that arise in the normal course of business. We have established reserves for matters in which it is believed that losses are probable and can be reasonably estimated. Reserves related to these matters have been recorded in Other accrued liabilities totaling approximately $9.5 million and $8.7 million as of September 25, 2015 and December 31, 2014, respectively. We believe that appropriate accruals have been established for such matters based on information currently available; however, some of the matters may involve compensatory, punitive, or other claims or sanctions that, if granted, could require us to pay damages or make other expenditures in amounts that could not be reasonably estimated at September 25, 2015. These accrued reserves represent the best estimate of amounts believed to be our liability in a range of expected losses. In addition to matters that are considered probable and that can be reasonably estimated, we also have certain matters considered reasonably possible. Other than matters disclosed below, we believe the aggregate range of possible loss related to matters considered reasonably possible was not material as of September 25, 2015. Litigation is inherently unpredictable and unfavorable resolutions could occur. Accordingly, it is possible that an adverse outcome from such proceedings could (i) exceed the amounts accrued for probable matters; or (ii) require a reserve for a matter we did not originally believe to be probable or could be reasonably estimated. Such changes could be material to our financial condition, results of operations and cash flows in any particular reporting period. Our view of the matters not specifically disclosed could possibly change in future periods as events thereto unfold.

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
In 2009, we terminated for cause a contract to build the Akwa Ibom International Airport for the State of Akwa Ibom in Nigeria. Consequently, we terminated certain subcontracts and purchase orders the customer advised us it did not want to assume. Our termination of certain subcontracts not assumed by the customer, including our actions to recover against advance payment and performance guarantees established by the subcontractors for our benefit, was challenged in certain instances. In December 2011, the customer filed arbitration alleging fraud, gross negligence, contract violations, and conversion of funds and asserted damages of approximately $150 million. On April 22, 2015, the customer withdrew a substantial number of its claims and amended certain of those claims that remain in the case. We believe our actions were permissible under the terms of the contract, and we intend to vigorously contest the remaining claims against us. As of December 31, 2014, we had recorded an immaterial liability for this matter. As of September 25, 2015, we have recorded a liability that reflects both the remaining claims as well as the $3 million contractual limitation on damages (except in situations of gross negligence and willful misconduct).
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
In October 2007, we entered into a subcontract with Northrop Grumman Technical Services, Inc. (“Northrop”) to support Northrop’s prime contract with the Department of Defense Counter Narcotics Terrorism Program Office ("CNTPO"). We performed the services requested by Northrop, the government determined that it received “intended quality and skills of personnel,” and Northrop paid our invoices until July 2014. Subsequent to July 2014, Northrop stopped paying our periodic invoices. The contract operations ended on December 31, 2014. In March 2015, Northrop filed a civil action against us to obtain documents regarding our invoices and now asserts approximately $5 million in damages. We believe the damages asserted by Northrop represent a loss contingency that is remote. In September 2015, we filed an Answer and Counterclaim seeking approximately $41 million for unpaid invoices.
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
Foreign Contingencies
On January 22, 2014, a tax assessment from the Large Tax Office of the Afghanistan Ministry of Finance (“MOF”) was received, seeking approximately $64.2 million in taxes and penalties specific to one of our business licenses in Afghanistan for periods between 2009 to 2012. The majority of this assessment was income tax related; however, $10.2 million of the assessed amount is non-income tax related and represents loss contingencies that we consider reasonably possible. We filed our initial appeal of the assessment with the MOF on February 19, 2014. In May 2014, the MOF ruled in our favor for the income tax related issue which totaled approximately $54.0 million. We are still working with the MOF to remove the assessment on the remaining non-income tax related items. As of September 25, 2015, a reasonable estimate of loss or range of loss could not be made as we could not reasonably estimate the ultimate outcome related to the issues assessed.
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
The following is a summary of the financial information of the reportable segments reconciled to the amounts reported in the condensed consolidated financial statements:

	Three Months Ended		Nine Months Ended
(Amounts in thousands)	September 25, 2015	September 26, 2014	September 25, 2015	September 26, 2014
Revenue
DynAviation	$316,337	$293,238	$950,749	$889,710
DynLogistics	163,187	247,829	485,781	855,337
Headquarters / Other (1)	284	(740)	470	(995)
Total revenue	$479,808	$540,327	$1,437,000	$1,744,052

Operating income (loss)
DynAviation	$(4,137)	$(65,282)	$(76,509)	$(43,382)
DynLogistics	16,800	1,800	27,807	(66,974)
Headquarters / Other (2)	(11,344)	(14,245)	(32,039)	(30,331)
Total operating income (loss)	$1,319	$(77,727)	$(80,741)	$(140,687)

Depreciation and amortization
DynAviation	$491	$372	$2,291	$1,104
DynLogistics	75	9	187	31
Headquarters / Other	8,913	11,947	25,148	35,193
Total depreciation and amortization (3)	$9,479	$12,328	$27,626	$36,328

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

(3)
Includes amounts included in Cost of services of $0.4 million and $2.0 million and for the three and nine months ended September 25, 2015, respectively, and $0.2 million and $0.7 million for the three and nine months ended September 26, 2014, respectively.

The following is a summary of the assets of the reportable segments reconciled to the amounts reported in the consolidated financial statements:

	As Of
(Amounts in thousands)	September 25, 2015	December 31, 2014
Assets
DynAviation	$351,016	$393,246
DynLogistics	217,318	299,961
Headquarters / Other (1)	227,896	289,280
Total assets	$796,230	$982,487

(1)	Assets primarily include cash, investments in unconsolidated joint ventures, deferred tax assets, intangible assets (excluding goodwill) and deferred debt issuance costs.

Note 10 — Related Parties, Joint Ventures and Variable Interest Entities
Consulting Fee
We have a Master Consulting and Advisory Services agreement ("COAC Agreement") with Cerberus Operations and Advisory Company, LLC where, pursuant to the terms of the agreement, they make personnel available to us for the purpose of providing reasonably requested business advisory services. The services are priced on a case by case basis depending on the requirements of the project and agreements in pricing. We incurred $1.9 million and $6.1 million on a gross basis before considering the effect of our contract mix which provides for partial recovery, during the three and nine months ended September 25, 2015, respectively, and $1.5 million and $3.1 million during the three and nine months ended September 26, 2014, respectively.
We have three executives who are Cerberus Operations and Advisory Company, LLC (“COAC”) employees, who are seconded to us: (i) our former Interim Chief Executive Officer and now non-executive chairman of our Board of Directors; (ii) our Senior Vice President, Chief Administrative Officer and Chief Legal Officer; and (iii) our Senior Vice President of Business Development. Inclusive of the $1.9 million and $6.1 million recognized during the three and nine months ended September 25, 2015 in COAC consulting fees, we recognized $1.0 million and $3.3 million of administrative expense in conjunction with these three COAC individuals for the three months and nine months ended September 25, 2015, respectively. Inclusive of the $1.5 million and $3.1 million recognized during the three and nine months ended September 26, 2014 in COAC consulting fees, we recognized $0.3 million of administrative expense in conjunction with these COAC employees for the three and nine months ended September 26, 2014, respectively.
Certain members of executive management and board members of the Company and seconded COAC individuals may have agreements and conduct business with Cerberus and its affiliates for which they receive compensation. We recognize such compensation as an expense in the consolidated financial statements.
Joint Ventures and Variable Interest Entities
We account for our investments in VIEs in accordance with ASC 810 - Consolidation. In cases where we have (i) the power to direct the activities of the VIE that most significantly impact its economic performance and (ii) the obligation to absorb losses of the VIE that could potentially be significant or the right to receive benefits from the entity that could potentially be significant to the VIE, we consolidate the entity. Alternatively, in cases where all of the aforementioned criteria are not met, the investment is accounted for under the equity method. As of September 25, 2015, we accounted for PaTH, CRS, Babcock, GRS and GLS as equity method investments. Alternatively, we consolidated DIFZ based on the aforementioned criteria. We present our share of the PaTH, CRS, GRS and GLS earnings in Earnings from equity method investees as these joint ventures are considered operationally integral. Alternatively, we present our share of the Babcock earnings in Other income, net as it is not considered operationally integral.
Receivables due from our unconsolidated joint ventures totaled $0.5 million and $1.5 million as of September 25, 2015 and December 31, 2014, respectively. These receivables are a result of items purchased and services rendered by us on behalf of our unconsolidated joint ventures. We have assessed these receivables as having minimal collection risk based on our historic experience with these joint ventures and our inherent influence through our ownership interest. The related revenue we earned from our unconsolidated joint ventures totaled $0.0 million and $0.4 million during the three and nine months ended September 25, 2015 and $0.4 million and $3.4 million during the three and nine months ended September 26, 2014, respectively. The related cost of services was $0.1 million and $0.5 million during the three and nine months ended September 25, 2015 and $0.4 million and $3.4 million during the three and nine months ended September 26, 2014, respectively. Additionally, we earned $0.5 million and $1.3 million in equity method income (includes operationally integral and non-integral income) during the three and nine months ended September 25, 2015 and $0.8 million and $11.6 million in equity method income during the three and nine months ended September 26, 2014, respectively.
GLS’ revenue was $6.5 million and $20.0 million during the three and nine months ended September 25, 2015, respectively, and $5.1 million and $14.8 million during the three and nine months ended September 26, 2014. GLS’ operating and net loss was $0.8 million and $1.4 million during the three and nine months ended September 25, 2015, and operating income was $0.3 million and operating loss was $2.2 million during the three and nine months ended September 26, 2014, respectively. GLS did not pay a cash dividend during the nine months ended September 25, 2015. GLS paid cash dividends of $18.8 million during the nine months ended September 26, 2014. Based on our 51% ownership in GLS, we recognized $9.6 million in equity method income during the nine months ended September 26, 2014.
We currently hold one promissory note included in Other assets on our consolidated balance sheet from Palm Trading Investment Corp, which had an aggregate initial value of $9.2 million. The loan balance outstanding was $2.7 million and $2.9 million as of September 25, 2015 and December 31, 2014, respectively, reflecting the initial value plus accrued interest, less payments against the promissory note. The fair value of the note receivable is not materially different from its carrying value.

As discussed above and in accordance with ASC 810 - Consolidation, we consolidate DIFZ. The following tables present selected financial information for DIFZ as of September 25, 2015 and December 31, 2014 and for the three and nine months ended September 25, 2015 and September 26, 2014:

	As Of
(Amounts in millions)	September 25, 2015	December 31, 2014
Assets	$4.3	$4.7
Liabilities	0.9	1.5

	Three Months Ended		Nine Months Ended
(Amounts in millions)	September 25, 2015	September 26, 2014	September 25, 2015	September 26, 2014
Revenue	$54.9	$67.8	$162.2	$231.5
The following tables present selected financial information for our equity method investees as of September 25, 2015 and December 31, 2014 and for the three and nine months ended September 25, 2015 and September 26, 2014:

	As Of
(Amounts in millions)	September 25, 2015	December 31, 2014
Current assets	$25.7	$65.8
Total assets	25.7	65.9
Current liabilities	15.9	44.4
Total liabilities	15.9	44.4

	Three Months Ended		Nine Months Ended
(Amounts in millions)	September 25, 2015	September 26, 2014	September 25, 2015	September 26, 2014
Revenue	$19.6	$53.7	$87.0	$178.1
Gross profit	4.5	7.9	13.2	17.4
Net income	3.5	6.7	10.3	12.8
Many of our joint ventures and VIEs only perform on a single contract. The modification or termination of a contract under a joint venture or VIE could trigger an impairment in the fair value of our investment in these entities. In the aggregate, our maximum exposure to losses as a result of our investment consists of our (i) $5.9 million investment in unconsolidated joint ventures, (ii) $0.5 million in receivables from our unconsolidated joint ventures, (iii) $2.7 million note receivable from Palm Trading Investment Corp. and (iv) contingent liabilities that were neither probable nor reasonably estimable as of September 25, 2015.

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
A summary of the Class B Interest plans activity for the nine months ended September 25, 2015 and September 26, 2014 is as follows:

Number of Interests
Outstanding at December 31, 2014	5,901
Granted:
Class B-1	—
Class B-2	—
Exercised	—
Forfeited or expired	(135)
Outstanding at September 25, 2015	5,766

Number of Interests
Outstanding at December 31, 2013	3,144
Granted:
Class B-1	4,339
Class B-2	—
Exercised	—
Forfeited or expired	(1,298)
Outstanding at September 26, 2014	6,185

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
No shares were granted during the nine months ended September 25, 2015. Total compensation expensed for the three and nine months ended September 25, 2015 was $0.1 million and $0.4 million, respectively. Total compensation expensed for the three and nine months ended September 26, 2014 was $0.7 million and $2.8 million, respectively.

A summary of the changes in non-vested shares for the period ended September 25, 2015 and September 26, 2014 is as follows:

Number of Interests
Non-vested shares at December 31, 2014	1,234
Granted	—
Vested	(893)
Forfeited	(135)
Non-vested shares at September 25, 2015	206

Number of Interests
Non-vested shares at December 31, 2013	2,123
Granted	4,339
Vested	(3,296)
Forfeited	(1,298)
Non-vested shares at September 26, 2014	1,868
As of September 25, 2015, the total compensation cost related to the non-vested Class B awards, not yet recognized, was $0.1 million which will be recognized over a weighted average period of approximately 0.34 years. As of September 26, 2014, the total compensation cost related to the non-vested Class B awards, not yet recognized, was $0.7 million which will be recognized over a weighted average period of approximately 3.3 years.

Note 12 — Collaborative Arrangements
We have historically participated in a collaborative arrangement with CH2M Hill on the LOGCAP IV program. The collaborative arrangement shared some of the risks and profit associated with this U.S. government contract and was accounted for under ASC 808 - Collaborative Arrangements where we recorded revenue gross as the principal participant. The cash inflows and outflows, as well as expenses incurred, were recorded in Cost of services in the period realized. Through August 25, 2015, our share of the profits was 70%.
On August 25, 2015, we executed an agreement with CH2M Hill to end our collaborative arrangement on the LOGCAP IV contract. Subsequent to August 25, 2015, we no longer share any of the risks or profit associated with the contract.

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
The following condensed consolidating financial statements present (i) unaudited condensed consolidating balance sheets as of September 25, 2015 and December 31, 2014, (ii) unaudited condensed consolidating statements of operations and comprehensive loss for the three and nine months ended September 25, 2015 and September 26, 2014, (iii) unaudited condensed consolidating statements of cash flows for the nine months ended September 25, 2015 and September 26, 2014 and (iii) elimination entries necessary to consolidate Parent and its subsidiaries.
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
DynCorp International Inc. is considered the Subsidiary Issuer as it issued the Senior Unsecured Notes.

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Operations Information
For the Three Months Ended September 25, 2015

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$—	$484,403	$61,093	$(65,688)	$479,808
Cost of services	—	—	(432,723)	(60,467)	65,661	(427,529)
Selling, general and administrative expenses	—	—	(35,254)	(10)	27	(35,237)
Depreciation and amortization expense	—	—	(8,867)	(172)	—	(9,039)
Earnings from equity method investees	—	—	6	—	—	6
Impairment of goodwill, intangibles and long-lived assets	—	—	(6,690)	—	—	(6,690)
Operating income	—	—	875	444	—	1,319
Interest expense	—	(16,486)	(715)	—	—	(17,201)
Interest income	—	—	17	2	—	19
Equity in (loss) income of consolidated subsidiaries	(15,749)	(5,030)	(90)	—	20,869	—
Other income, net	—	—	139	(66)	—	73
(Loss) income before income taxes	(15,749)	(21,516)	226	380	20,869	(15,790)
Benefit (provision) for income taxes	—	5,767	(5,256)	29	—	540
Net (loss) income	(15,749)	(15,749)	(5,030)	409	20,869	(15,250)
Noncontrolling interests	—	—	—	(499)	—	(499)
Net (loss) income attributable to Delta Tucker Holdings, Inc.	$(15,749)	$(15,749)	$(5,030)	$(90)	$20,869	$(15,749)

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Operations Information
For the Three Months Ended September 26, 2014

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$—	$543,980	$72,070	$(75,723)	$540,327
Cost of services	—	—	(515,408)	(71,280)	75,723	(510,965)
Selling, general and administrative expenses	—	—	(44,156)	(36)	—	(44,192)
Depreciation and amortization expense	—	—	(11,943)	(151)	—	(12,094)
Earnings from equity method investees	—	—	152	—	—	152
Impairment of goodwill, intangibles and long-lived assets	—	—	(50,955)	—	—	(50,955)
Operating (loss) income	—	—	(78,330)	603	—	(77,727)
Interest expense	—	(16,827)	(410)	—	—	(17,237)
Loss on early extinguishment of debt	—	(242)	—	—	—	(242)
Interest income	—	—	64	4	—	68
Equity in (loss) income of consolidated subsidiaries	(71,514)	(67,102)	304	—	138,312	—
Other income, net	—	—	871	85	—	956
(Loss) income before income taxes	(71,514)	(84,171)	(77,501)	692	138,312	(94,182)
Benefit for income taxes	—	12,657	10,399	104	—	23,160
Net (loss) income	(71,514)	(71,514)	(67,102)	796	138,312	(71,022)
Noncontrolling interests	—	—	—	(492)	—	(492)
Net (loss) income attributable to Delta Tucker Holdings, Inc.	$(71,514)	$(71,514)	$(67,102)	$304	$138,312	$(71,514)

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Operations Information
For the Nine Months Ended September 25, 2015

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$—	$1,450,444	$180,400	$(193,844)	$1,437,000
Cost of services	—	—	(1,306,232)	(178,434)	193,786	(1,290,880)
Selling, general and administrative expenses	—	—	(107,939)	(39)	58	(107,920)
Depreciation and amortization expense	—	—	(24,637)	(950)	—	(25,587)
Earnings from equity method investees	—	—	131	—	—	131
Impairment of goodwill, intangibles and long-lived assets	—	—	(93,485)	—	—	(93,485)
Operating (loss) income	—	—	(81,718)	977	—	(80,741)
Interest expense	—	(48,423)	(2,006)	—	—	(50,429)
Interest income	—	—	57	4	—	61
Equity in (loss) income of consolidated subsidiaries	(120,636)	(89,158)	(535)	—	210,329	—
Other income, net	—	—	1,659	16	—	1,675
(Loss) income before income taxes	(120,636)	(137,581)	(82,543)	997	210,329	(129,434)
Benefit (provision) for income taxes	—	16,945	(6,615)	(305)	—	10,025
Net (loss) income	(120,636)	(120,636)	(89,158)	692	210,329	(119,409)
Noncontrolling interests	—	—	—	(1,227)	—	(1,227)
Net (loss) income attributable to Delta Tucker Holdings, Inc.	$(120,636)	$(120,636)	$(89,158)	$(535)	$210,329	$(120,636)

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Operations Information
For the Nine Months Ended September 26, 2014

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$—	$1,755,045	$244,138	$(255,131)	$1,744,052
Cost of services	—	—	(1,619,964)	(241,199)	255,118	(1,606,045)
Selling, general and administrative expenses	—	—	(110,130)	(160)	13	(110,277)
Depreciation and amortization expense	—	—	(35,174)	(447)	—	(35,621)
Earnings from equity method investees	—	—	329	9,589	—	9,918
Impairment of goodwill, intangibles and long-lived assets	—	—	(142,714)	—	—	(142,714)
Operating (loss) income	—	—	(152,608)	11,921	—	(140,687)
Interest expense	—	(51,924)	(1,514)	—	—	(53,438)
Loss on early extinguishment of debt	—	(862)	—	—	—	(862)
Interest income	—	—	133	18	—	151
Equity in (loss) income of consolidated subsidiaries	(154,351)	(120,040)	10,328	—	264,063	—
Other income, net	—	—	3,212	102	—	3,314
(Loss) income before income taxes	(154,351)	(172,826)	(140,449)	12,041	264,063	(191,522)
Benefit for income taxes	—	18,475	20,409	144	—	39,028
Net (loss) income	(154,351)	(154,351)	(120,040)	12,185	264,063	(152,494)
Noncontrolling interests	—	—	—	(1,857)	—	(1,857)
Net (loss) income attributable to Delta Tucker Holdings, Inc.	$(154,351)	$(154,351)	$(120,040)	$10,328	$264,063	$(154,351)

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Comprehensive Loss Information
For the Three Months Ended September 25, 2015

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net (loss) income	$(15,749)	$(15,749)	$(5,030)	$409	$20,869	$(15,250)
Other comprehensive income:
Currency translation adjustment	—	—	—	—	—	—
Other comprehensive income, before tax	—	—	—	—	—	—
Income tax expense related to items of other comprehensive income	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—
Comprehensive loss	(15,749)	(15,749)	(5,030)	409	20,869	(15,250)
Noncontrolling interests	—	—	—	(499)	—	(499)
Comprehensive loss attributable to Delta Tucker Holdings, Inc.	$(15,749)	$(15,749)	$(5,030)	$(90)	$20,869	$(15,749)

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Comprehensive (Loss) Income Information
For the Three Months Ended September 26, 2014

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net (loss) income	$(71,514)	$(71,514)	$(67,102)	$796	$138,312	$(71,022)
Other comprehensive loss:
Currency translation adjustment	(42)	(42)	—	(42)	84	(42)
Other comprehensive loss, before tax	(42)	(42)	—	(42)	84	(42)
Income tax benefit related to items of other comprehensive loss	15	15	—	15	(30)	15
Other comprehensive loss	(27)	(27)	—	(27)	54	(27)
Comprehensive (loss) income	(71,541)	(71,541)	(67,102)	769	138,366	(71,049)
Noncontrolling interests	—	—	—	(492)	—	(492)
Comprehensive (loss) income attributable to Delta Tucker Holdings, Inc.	$(71,541)	$(71,541)	$(67,102)	$277	$138,366	$(71,541)

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Comprehensive Loss Information
For the Nine Months Ended September 25, 2015

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net (loss) income	$(120,636)	$(120,636)	$(89,158)	$692	$210,329	$(119,409)
Other comprehensive loss:
Currency translation adjustment	(101)	(101)	—	(101)	202	(101)
Other comprehensive loss, before tax	(101)	(101)	—	(101)	202	(101)
Income tax benefit related to items of other comprehensive loss	36	36	—	36	(72)	36
Other comprehensive loss	(65)	(65)	—	(65)	130	(65)
Comprehensive (loss) income	(120,701)	(120,701)	(89,158)	627	210,459	(119,474)
Noncontrolling interests	—	—	—	(1,227)	—	(1,227)
Comprehensive loss attributable to Delta Tucker Holdings, Inc.	$(120,701)	$(120,701)	$(89,158)	$(600)	$210,459	$(120,701)

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Comprehensive (Loss) Income Information
For the Nine Months Ended September 26, 2014

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net (loss) income	$(154,351)	$(154,351)	$(120,040)	$12,185	$264,063	$(152,494)
Other comprehensive loss:
Currency translation adjustment	(116)	(116)	—	(116)	232	(116)
Other comprehensive loss, before tax	(116)	(116)	—	(116)	232	(116)
Income tax benefit related to items of other comprehensive loss	42	42	—	42	(84)	42
Other comprehensive loss	(74)	(74)	—	(74)	148	(74)
Comprehensive (loss) income	(154,425)	(154,425)	(120,040)	12,111	264,211	(152,568)
Noncontrolling interests	—	—	—	(1,857)	—	(1,857)
Comprehensive (loss) income attributable to Delta Tucker Holdings, Inc.	$(154,425)	$(154,425)	$(120,040)	$10,254	$264,211	$(154,425)

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Balance Sheet Information
September 25, 2015

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
	ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$52,053	$13,496	$—	$65,549
Restricted cash	—	—	1,673	—	—	1,673
Accounts receivable, net	—	—	430,301	1,372	(7,882)	423,791
Intercompany receivables	—	—	216,605	13,249	(229,854)	—
Prepaid expenses and other current assets	—	3,640	60,842	1,709	(544)	65,647
Total current assets	—	3,640	761,474	29,826	(238,280)	556,660
Property and equipment, net	—	—	15,211	1,130	—	16,341
Goodwill	—	—	9,694	32,399	—	42,093
Tradenames, net	—	—	28,536	—	—	28,536
Other intangibles, net	—	—	122,340	338	—	122,678
Investment in subsidiaries	—	668,046	54,680	—	(722,726)	—
Long-term deferred taxes	—	—	13,860	—	—	13,860
Other assets, net	—	3,337	11,798	927	—	16,062
Total assets	$—	$675,023	$1,017,593	$64,620	$(961,006)	$796,230

	LIABILITIES & EQUITY
Current liabilities:
Current portion of long-term debt	$—	$187,272	$—	$—	$—	$187,272
Accounts payable	—	—	105,294	3,580	(1,273)	107,601
Accrued payroll and employee costs	—	—	91,345	4,387	—	95,732
Intercompany payables	45,085	171,520	13,249	—	(229,854)	—
Deferred income taxes	—	—	29,172	23	—	29,195
Accrued liabilities	157,222	18,452	96,462	1,950	(164,074)	110,012
Income taxes payable	—	—	503	—	(301)	202
Total current liabilities	202,307	377,244	336,025	9,940	(395,502)	530,014
Long-term debt	—	455,000	—	—	—	455,000
Long-term deferred taxes	—	—	—	—	—	—
Other long-term liabilities	—	—	7,838	—	—	7,838
Noncontrolling interests	—	—	5,684	—	—	5,684
(Deficit) equity	(202,307)	(157,221)	668,046	54,680	(565,504)	(202,306)
Total liabilities and deficit	$—	$675,023	$1,017,593	$64,620	$(961,006)	$796,230

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Balance Sheet Information
December 31, 2014

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
	ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$87,300	$6,704	$—	$94,004
Restricted cash	—	—	707	—	—	707
Accounts receivable, net	—	—	452,938	719	(5,161)	448,496
Intercompany receivables	—	—	234,109	28,231	(262,340)	—
Prepaid expenses and other current assets	—	—	73,456	1,217	(473)	74,200
Total current assets	—	—	848,510	36,871	(267,974)	617,407
Long-term restricted cash	—	—	952	—	—	952
Property and equipment, net	—	—	23,615	171	—	23,786
Goodwill	—	—	96,489	32,399	—	128,888
Tradenames, net	—	—	28,762	—	—	28,762
Other intangibles, net	—	—	148,825	655	—	149,480
Investment in subsidiaries	—	805,417	55,087	—	(860,504)	—
Long-term deferred taxes	—	—	5,696	—	—	5,696
Other assets, net	558	11,775	15,183	—	—	27,516
Total assets	$558	$817,192	$1,223,119	$70,096	$(1,128,478)	$982,487

	LIABILITIES & EQUITY
Current liabilities:
Accounts payable	$—	$—	$146,016	$1,253	$(723)	$146,546
Accrued payroll and employee costs	—	—	84,725	13,296	(4,314)	93,707
Intercompany payables	45,643	188,466	28,231	—	(262,340)	—
Deferred income taxes	—	—	31,453	24	—	31,477
Accrued liabilities	37,681	24,135	105,404	436	(37,630)	130,026
Income taxes payable	—	—	5,072	—	(648)	4,424
Total current liabilities	83,324	212,601	400,901	15,009	(305,655)	406,180
Long-term debt	—	642,272	—	—	—	642,272
Other long-term liabilities	—	—	11,312	—	—	11,312
Noncontrolling interests	—	—	5,489	—	—	5,489
(Deficit) Equity	(82,766)	(37,681)	805,417	55,087	(822,823)	(82,766)
Total liabilities and deficit	$558	$817,192	$1,223,119	$70,096	$(1,128,478)	$982,487

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Cash Flow Information
For the Nine Months Ended September 25, 2015

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$557	$16,197	$(35,909)	$(5,675)	$(688)	$(25,518)
Cash flows from investing activities:
Purchase of property and equipment, net	—	—	(1,542)	(1,138)	—	(2,680)
Proceeds from sale of property, plant and equipment	—	—	478	—	—	478
Purchase of software	—	—	(998)	—	—	(998)
Return of capital from equity method investees	—	—	3,683	—	—	3,683
Contributions to equity method investees	—	—	(1,427)	—	—	(1,427)
Transfers from (to) affiliates	—	—	17,504	14,981	(32,485)	—
Net cash provided by investing activities	—	—	17,698	13,843	(32,485)	(944)
Cash flows from financing activities:
Borrowings on debt	—	139,600	—	—	—	139,600
Payments on debt	—	(139,600)	—	—	—	(139,600)
Borrowings under other financing arrangements	—	—	—	—	—	—
Payments under other financing arrangements	—	—	(2,055)	—	—	(2,055)
Equity contributions from affiliates to Cerberus	—	750	—	—	—	750
Payments of dividends to Parent	—	—	—	(1,376)	688	(688)
Transfers (to) from affiliates	(557)	(16,947)	(14,981)	—	32,485	—
Net cash used in financing activities	(557)	(16,197)	(17,036)	(1,376)	33,173	(1,993)
Net (decrease) increase in cash and cash equivalents	—	—	(35,247)	6,792	—	(28,455)
Cash and cash equivalents, beginning of period	—	—	87,300	6,704	—	94,004
Cash and cash equivalents, end of period	$—	$—	$52,053	$13,496	$—	$65,549

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Cash Flow Information
For The Nine Months Ended September 26, 2014

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$305	$11,769	$(20,810)	$(7,612)	$(1,373)	$(17,721)
Cash flows from investing activities:
Purchase of property and equipment, net	—	—	(7,129)	—	—	(7,129)
Proceeds from sale of property, plant and equipment	—	—	44	—	—	44
Purchase of software	—	—	(1,101)	—	—	(1,101)
Return of capital from equity method investees	—	—	2,884	—	—	2,884
Transfers (to) from affiliates	—	—	(77,928)	965	76,963	—
Net cash used in investing activities	—	—	(83,230)	965	76,963	(5,302)
Cash flows from financing activities:
Borrowings on long-term debt	—	40,100	—	—	—	40,100
Payments on long-term debt	—	(130,100)	—	—	—	(130,100)
Borrowings under other financing arrangements	—	—	20,214	—	—	20,214
Payments under other financing arrangements	—	—	(23,306)	—	—	(23,306)
Payments of dividends to Parent	—	—	—	(2,746)	1,373	(1,373)
Transfers (to) from affiliates	(305)	78,231	(963)	—	(76,963)	—
Net cash used in financing activities	(305)	(11,769)	(4,055)	(2,746)	(75,590)	(94,465)
Net decrease in cash and cash equivalents	—	—	(108,095)	(9,393)	—	(117,488)
Cash and cash equivalents, beginning of period	—	—	144,025	26,820	—	170,845
Cash and cash equivalents, end of period	$—	$—	$35,930	$17,427	$—	$53,357

Note 14 — Subsequent Events
We evaluated potential subsequent events occurring after the period end date through the date the financial statements were issued and concluded that there were no material subsequent events for the quarter ended September 25, 2015, except as disclosed within the Notes to the unaudited condensed consolidated financial statements.

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
In January 2015 the DoS issued a letter notifying us that our proposal on the recompete related to the INL Air Wing program was outside of the competitive range and would not be considered further for award. We requested and received a pre-award debriefing of the DoS's evaluation. We filed a protest with the U.S. Government Accountability Office ("GAO") to challenge the decision by the DoS. In response to our protest, the DoS notified the GAO that it will take corrective action, which will include a reconsideration of its evaluations of the recompete proposals, and a determination of whether discussions are necessary and, if so, it will make a new competitive range decision. In July 2015, DynAviation was notified that the Department of State intends to extend the INL Air Wing program by at least 12 months through the use of a justification and approval ("J&A"). In October 2015 we received notification of a new competitive range decision that reinstated us back into the competitive range.

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
External Factors
Recent decisions and actions by the President and Congress have positively changed the policy and budget outlook. The unexpected passage of the Bipartisan Budget Act of 2015 ("BBA") brings much needed clarity to the fiscal years 2016 and 2017 defense budgets. The agreement averts sequestration for the next two fiscal years, avoids a full-year continuing resolution ("CR") and significantly reduces the potential for a damaging government shut-down by increasing the debt ceiling limit into 2017. The new BBA allows for a return to growth in the defense base budget. Congress still has to set and appropriate the final funding levels for the DoD topline and Operations and Maintenance ("O&M") accounts, but we know the parameters. After a period of protracted budget uncertainty, this is welcome relief.
While we have seen sudden improvements on the domestic political and budgetary fronts, the international environment continues to be driven by instability, with ongoing and potential conflicts around the globe. Global events are driving adjustments to U.S. national security and foreign policy objectives, as well as the requirements, funding levels and mechanisms to support necessary policy shifts. External factors influencing the industry continue to include:

•	Adhering to discretionary spending caps mandated by the BCA;

•	Reduced troop levels and tempo of operations in Afghanistan;

•	Conflicts in Iraq, Syria and the wider Middle East; and

•	Increased instability and challenges to the existing international framework.
The BBA addresses the first factor by adding $80 billion - $50 billion in fiscal year 2016 and $30 billion in fiscal year 2017 - equally split between the Security and Non-Security budget accounts. The budget deal also includes an additional $32 billion - $16 billion in fiscal year 2016 and $16 billion in fiscal year 2017 - in Overseas Contingency Operations ("OCO") funding, which is also equally split between the Security and Non-Security accounts. Please note, the Security accounts included some Department of Energy ("DoE") and other national security programs; roughly 95% of added Security funding will flow to DoD.
Specifically, in fiscal year 2016, the Security budget cap that includes some DoE accounts is increased by $25 billion with an additional $8 billion being added to the OCO request. In total, the fiscal year 2016 Security budget cap is now $607 billion with $548 billion in base budget authority and $59 billion in OCO. The total for the Security accounts is $5 billion below the President’s request. However, the funding levels are appreciably better than potential alternatives. For fiscal year 2017, the Security cap will be $610 billion with $551 billion in the base and $59 billion in OCO.

The defense services sector is predominately funded in the Operations and Maintenance ("O&M") accounts. While Congress has not set the final O&M funding levels, the fiscal year 2016 defense base budget request for O&M activities is $210 billion, which is $15 billion, or 7%, above fiscal year 2015. We believe growth in the O&M request reflects DoD’s continued focus on readiness above all else. We also believe Congress will appropriate significant funds to address readiness concerns.
With regard to fiscal year 2016, the OCO O&M request is $40 billion, which is $11 billion, or 21%, below fiscal year 2015. However, the predicted decreases in OCO O&M are not in alignment with continued DoD readiness challenges and global turmoil. To help remedy this unbalance, the vast majority of the BBA-added $16 billion in OCO funds will be expended on O&M activities.
Internationally, we believe the decision to delay further troop reductions in Afghanistan, the decision to send U.S. Special Forces advisors into Syria while increasing operational tempo in Iraq and Syria, as well as continued conflict and instability in Yemen, Ukraine and others, argues for continued robust OCO funding. The U.S. and its allies are confronted with a complex, challenging and often violent world where U.S. leadership is still required. We believe this leadership includes assisting in the development of and equipping of allied security forces and related civil institutions to bolster international stability and security.
While potential challenges exist that could adversely impact our business on a short-term basis, we believe the following longer-term industry trends demonstrate the continued demand for the types of services we provide:

•	Realignment of the military force structure, leading to increased outsourcing of non-combat functions, including life cycle;

•	Asset management of equipment ranging from organizational- to depot-level maintenance;

•	Requirement to maintain, overhaul and upgrade for returning rolling stocks and aging platforms;

•	Sustain and support forward-deployed rotational troops and equipment;

•	Growth in outsourcing by foreign allies of maintenance, supply-support, facilities management, infrastructure upgrades, and construction management related services;

•	Continued focus on smart power initiatives by the DoS, USAID, the United Nations ("UN"), and the DoD, including development and smaller-scale stability operations; and

•
Further efforts by the U.S. government to move from single-award to multiple-award IDIQ contracts, which offer an opportunity to increase revenue by competing for task orders with the other contract awardees.

With regard to the greater Middle East, we expect instability to persist, especially given the unknowns brought by Russia’s provocative actions in Syria and elsewhere. Yet, we believe U.S. defense ties and presence throughout the region will continue to be of vital strategic interest to the U.S. and our allies. We believe that base operations and support and maintenance capacity will be key enablers in this environment and we are especially well-positioned to provide these services to both U.S. forces and allied nations.

Notable Events for the Nine Months Ended September 25, 2015 and to Date

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

•
In June 2015, DynLogistics was awarded a contract modification to continue supporting the U.S. Government in the Republic of the Philippines. The third of four, one-year options is valued at $18.3 million.

•
In June 2015, the Company was selected to bid for task orders under the Air Force Contract Augmentation Program IV ("AFCAP IV") in support of base operations and logistical support services. The contract is a competitively-awarded IDIQ vehicle with one base year and four, one-year options with a potential value of $5 billion.

•	In July 2015, DynAviation was notified that the Department of State intends to extend the INL Air Wing program by at least 12 months through the use of a J&A.

•
In July 2015, DynAviation was awarded a contract modification from the U.S. Air Force to continue providing aircraft maintenance, transient alert, munitions, base supply and fuels at Joint Base Andrews, Maryland. The competitively-awarded contract was originally awarded in August 2011, with a total potential value of $400.9 million. This contract modification is the fourth of seven possible option years, with a total value of approximately $65.6 million.

•
In July 2015, DynLogistics was awarded a one-year contract extension from the U.S. Army Sustainment Command on a task order to continue providing base life support and operation and maintenance services in Afghanistan under the LOGCAP IV contract. The extension is valued at $154.3 million.

•
In August 2015, DynAviation was awarded a contract modification to continue providing aviation maintenance and logistic support at the Naval Aviation Warfighting Development Center ("NAWDC") in Patuxent River, Maryland. The contract modification is the last of four possible option years and is valued at $104.1 million.

•	In August 2015, DynAviation was awarded a contract modification valued at $17.3 million to continue providing maintenance support to the Royal Saudi Land Forces Aviation Command.

•
In August 2015, DynLogistics was awarded a contract from the U.S. Army Contracting Command to provide technical support services to the Iraqi Army in Taji, Iraq. The contract has a total potential value of $139.3 million.

•
In August 2015, DynLogistics was awarded two task orders under LOGCAP IV from the U.S. Army Sustainment Command to provide support services to the Geographic Combatant Command ("GCC") headquarters at the United States North America Command ("NORTHCOM") and United States Pacific Command ("PACOM") in several locations worldwide. These task orders have a one-year base period and two one-year options, with a total potential value of $77 million.

•
We have historically participated in a collaborative arrangement with CH2M Hill on LOGCAP IV, in which our share of the profits was 70%. On August 25, 2015, we executed an agreement with CH2M Hill to end our collaborative arrangement on the LOGCAP IV contract. Subsequent to August 25, 2015, we no longer share any of the risks or profit associated with the contract.

•
In September 2015, DynLogistics was awarded two three-month options from the U.S. Army Contracting Command to provide advisory, training and mentoring services to the Afghanistan Ministry of Interior. The two, three-month options have a total potential value of $33.6 million.

•
In September 2015, DynLogistics was awarded two three-month options from the U.S. Army Contracting Command to provide advisory, training and mentoring services to the Afghanistan Ministry of Defense. The two, three-month options have a total potential value of $27.1 million.

•
In September 2015, DynAviation finalized negotiations with the Department of State regarding the INL Air Wing program and definitized an agreement for a 12-month extension of services. The extension has a total potential value of $311.9 million.

•	In October 2015 we received notification of a new competitive range decision that reinstated us back into the competitive range related to the recompete of the INL Air Wing program.

•
In October 2015, DynAviation was notified by the State of California that we were re-awarded the CAL FIRE contract following a customer driven recompete for the expansion of contractual scope. The new contract award will begin January 1, 2016 and has a one-year base period and three one-year options with a total potential contract value of $155.2 million.

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
Our historical contract mix by type, as a percentage of revenue, is indicated in the table below.

	Three Months Ended		Nine Months Ended
	September 25, 2015	September 26, 2014	September 25, 2015	September 26, 2014
Fixed-Price	38%	25%	38%	25%
Time-and-Materials	15%	13%	14%	12%
Cost-Reimbursement	47%	62%	48%	63%
Total	100%	100%	100%	100%
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
The following table sets forth our approximate backlog as of the dates indicated:

	As Of
(Amounts in millions)	September 25, 2015	December 31, 2014
Funded backlog	$1,188	$1,171
Unfunded backlog	1,607	2,160
Total	$2,795	$3,331

The decrease in backlog as of September 25, 2015 was primarily due to revenue outpacing orders as potential contract wins continue to be pushed to subsequent periods.

Results of Operations

Consolidated Three Months Ended September 25, 2015 compared to the Three Months Ended September 26, 2014
The following tables set forth our unaudited consolidated results of operations, both in dollars and as a percentage of revenue, for the three months ended September 25, 2015 and September 26, 2014:

	Three Months Ended
(Amounts in thousands)	September 25, 2015		September 26, 2014
Revenue	$479,808	100.0%	$540,327	100.0%
Cost of services	(427,529)	(89.1)	(510,965)	(94.6)
Selling, general and administrative expenses	(35,237)	(7.3)	(44,192)	(8.2)
Depreciation and amortization expense	(9,039)	(1.9)	(12,094)	(2.2)
Earnings from equity method investees	6	—	152	—
Impairment of goodwill, intangibles and long lived assets	(6,690)	(1.4)	(50,955)	(9.4)
Operating loss	1,319	0.3	(77,727)	(14.4)
Interest expense	(17,201)	(3.6)	(17,237)	(3.2)
Loss on early extinguishment of debt	—	—	(242)	—
Interest income	19	—	68	—
Other income, net	73	—	956	0.2
Loss before income taxes	(15,790)	(3.3)	(94,182)	(17.4)
Benefit for income taxes	540	0.1	23,160	4.3
Net loss	(15,250)	(3.2)	(71,022)	(13.1)
Noncontrolling interests	(499)	(0.1)	(492)	(0.1)
Net loss attributable to Delta Tucker Holdings, Inc.	$(15,749)	(3.3)	$(71,514)	(13.2)
Revenue — Revenue for the three months ended September 25, 2015 was $479.8 million, a decrease of $60.5 million, or 11.2%, compared to $540.3 million for the three months ended September 26, 2014. The decrease was primarily driven by the continued drawdown of U.S. forces in Afghanistan which impacted the demand for services under our LOGCAP IV program, the completion of certain task orders under the Africa Peacekeeping Program ("AFRICAP"), partially offset by new contracts wins in our DynAviation segment. See further discussion of our revenue results in the "Results by Segment" section below.
Cost of services — Cost of services are comprised of direct labor, direct material, overhead, subcontractors, travel, supplies and other miscellaneous costs. Cost of services for the three months ended September 25, 2015 was $427.5 million, a decrease of $83.4 million, or 16.3%, compared to the three months ended September 26, 2014. The decrease in Cost of services was primarily driven by a reduction in demand for services, consistent with the decline in revenue, as discussed above. As a percentage of revenue, Cost of services improved to 89.1% for the three months ended September 25, 2015 compared to 94.6% for the three months ended September 26, 2014, primarily due to a one-time $35.0 million charge during the three month period ended September 26, 2014 on a certain U.S. Air Force contract related to a contract dispute. See further discussion of the impact of program margins in the "Results by Segment" section below.
Selling, general and administrative expenses ("SG&A") — SG&A primarily relates to functions such as management, legal, financial accounting, contracts and administration, human resources, management information systems, purchasing, and business development. SG&A decreased by $9.0 million, or 20.3%, to $35.2 million during the three months ended September 25, 2015 primarily as a result of the decrease in severance and legal expense combined with our cost reduction initiatives. SG&A as a percentage of revenue decreased to 7.3% for the three months ended September 25, 2015 compared to 8.2% for the three months ended September 26, 2014 as a result of the reduction in SG&A discussed above.
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
Interest expense — Interest expense for the three months ended September 25, 2015 was $17.2 million, which remained consistent compared to the three months ended September 26, 2014.

Other income, net — Other income, net consists primarily of our share of earnings from Babcock DynCorp Limited ("Babcock"), sublease income, as well as gains/losses from foreign currency and asset sales. Other income, net during the three months ended September 25, 2015 was $0.1 million, a decrease of $0.9 million, primarily due to a loss on sale of helicopters.
Income taxes — Our effective tax rate consists of federal and state statutory rates, certain permanent differences and discreet items. The effective tax rate for the three months ended September 25, 2015 was 3.4%, as compared to 24.6% for the three months ended September 26, 2014, a change primarily driven by recording a valuation allowance against our deferred tax assets.

Consolidated Nine Months Ended September 25, 2015 compared to the Nine Months Ended September 26, 2014
The following tables set forth our unaudited consolidated results of operations, both in dollars and as a percentage of revenue, for the nine months ended September 25, 2015 and September 26, 2014:

	Nine Months Ended
(Amounts in thousands)	September 25, 2015		September 26, 2014
Revenue	$1,437,000	100.0%	$1,744,052	100.0%
Cost of services	(1,290,880)	(89.8)	(1,606,045)	(92.1)
Selling, general and administrative expenses	(107,920)	(7.5)	(110,277)	(6.3)
Depreciation and amortization expense	(25,587)	(1.8)	(35,621)	(2.0)
Earnings from equity method investees	131	—	9,918	0.6
Impairment of goodwill, intangibles and long lived assets	(93,485)	(6.5)	(142,714)	(8.2)
Operating loss	(80,741)	(5.6)	(140,687)	(8.1)
Interest expense	(50,429)	(3.5)	(53,438)	(3.1)
Loss on early extinguishment of debt	—	—	(862)	—
Interest income	61	—	151	—
Other income, net	1,675	0.1	3,314	0.2
Loss before income taxes	(129,434)	(9.0)	(191,522)	(11.0)
Benefit for income taxes	10,025	0.7	39,028	2.2
Net loss	(119,409)	(8.3)	(152,494)	(8.8)
Noncontrolling interests	(1,227)	(0.1)	(1,857)	(0.1)
Net loss attributable to Delta Tucker Holdings, Inc.	$(120,636)	(8.4)	$(154,351)	(8.9)
Revenue — Revenue for the nine months ended September 25, 2015 was $1,437.0 million, a decrease of $307.1 million, or 17.6%, compared to $1,744.1 million for the nine months ended September 26, 2014. The decrease was primarily driven by the continued drawdown of U.S. forces in Afghanistan, which impacted the demand for services under our LOGCAP IV contract and caused reduced training needs under the Afghanistan Ministry of Defense Program ("AMDP") and the Combined Security Transition Command Afghanistan ("CSTC-A") contract; lower volume on the CivPol task orders and the completion of certain contracts, partially offset by new contracts, primarily in DynAviation. See further discussion of our revenue results in the "Results by Segment" section below.
Cost of services — Cost of services are comprised of direct labor, direct material, overhead, subcontractors, travel, supplies and other miscellaneous costs. Cost of services for the nine months ended September 25, 2015 was $1,290.9 million, a decrease of $315.2 million, or 19.6%, compared to the nine months ended September 26, 2014. The decrease in Cost of services was primarily driven by a reduction in demand for services, consistent with the decline in revenue, as discussed above. As a percentage of revenue, Cost of services improved to 89.8% for the nine months ended September 25, 2015 compared to 92.1% for the nine months ended September 26, 2014, primarily due to a one-time $35.0 million charge during the three month period ended September 26, 2014 on a certain U.S. Air Force contract related to a contract dispute. See further discussion of the impact of program margins in the "Results by Segment" section below.
Selling, general and administrative expenses ("SG&A") — SG&A primarily relates to functions such as management, legal, financial accounting, contracts and administration, human resources, management information systems, purchasing, and business development. SG&A decreased by $2.4 million, or 2.1%, to $107.9 million during the nine months ended September 25, 2015 primarily as a result of the decrease in severance expense combined with our cost reduction initiatives, partially offset by higher legal costs in the current year. SG&A as a percentage of revenue increased to 7.5% for the nine months ended September 25, 2015 compared to 6.3% for the nine months ended September 26, 2014 as a result of the decline in revenue outpacing general and administrative reductions and the higher legal costs noted above.

Earnings from equity method investees — Earnings from equity method investees include our proportionate share of the income of our equity method investees deemed to be operationally integral to our business, such as PaTH, CRS, GRS and GLS. Earnings from operationally integral unconsolidated affiliates for the nine months ended September 25, 2015 was $0.1 million primarily as a result of activity in our PaTH joint venture, as compared to $9.9 million for the nine months ended September 26, 2014. The decrease was primarily as a result of equity method income recognized upon the receipt of a $9.6 million distribution from GLS related to the finalization of Form 1s in February 2014 allowing GLS to submit previous invoices for recovery. We expect our earnings from equity method investees to remain minimal throughout the remainder of the year unless additional task orders are received by our joint ventures. See Note 10 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
Interest expense — Interest expense for the nine months ended September 25, 2015 was $50.4 million, a decrease of $3.0 million, or 5.6%, compared to the nine months ended September 26, 2014. The decrease is the result of the reduction of the principal balance of our Term Loan by $90.0 million of principal prepayments during the year ended December 31, 2014.
Other income, net — Other income, net consists primarily of our share of earnings from Babcock DynCorp Limited ("Babcock"), as well as gains/losses from foreign currency and asset sales. Other income, net during the nine months ended September 25, 2015 was $1.7 million, a decrease of $1.6 million, or 49.5%, primarily due to a loss on sale of helicopters.
Income taxes — Our effective tax rate consists of federal and state statutory rates, certain permanent differences and discreet items. The effective tax rate for the nine months ended September 25, 2015 was 7.7%, as compared to 20.4% for the nine months ended September 26, 2014, a change primarily driven by recording a valuation allowance against our deferred tax assets.

Results by Segment – Three Months Ended September 25, 2015 Compared to Three Months Ended September 26, 2014
The following tables set forth the revenue, both in dollars and as a percentage of our consolidated revenue, operating income (loss) and operating margin for our operating segments for the three months ended September 25, 2015 and September 26, 2014. The following amounts agree to our segment disclosures. See Note 9 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion.

	Three Months Ended
	September 25, 2015		September 26, 2014
(Amounts in thousands)	Revenue	% of Total Revenue	Revenue	% of Total Revenue
DynAviation	$316,337	65.9%	$293,238	54.2%
DynLogistics	163,187	34.0	247,829	45.9
Headquarters (1)	284	0.1	(740)	(0.1)
Consolidated revenue	$479,808	100.0	$540,327	100.0

	Operating (Loss) Income	Profit Margin	Operating (Loss) Income	(Loss) Profit Margin
DynAviation	$(4,137)	(1.3)%	$(65,282)	(22.3)%
DynLogistics	16,800	10.3	1,800	0.7
Headquarters (2)	(11,344)		(14,245)
Consolidated operating income (loss)	$1,319		$(77,727)

(1)	Represents revenue earned on shared service arrangements for general and administrative services provided to unconsolidated joint ventures and elimination of intercompany items between segments.

(2)
Headquarters operating loss primarily relates to amortization of intangible assets and other costs that are not allocated to segments and are not billable to our U.S. government customers, partially offset by equity method investee income.

DynAviation
Revenue of $316.3 million increased $23.1 million, or 7.9%, for the three months ended September 25, 2015 compared to the three months ended September 26, 2014 primarily as a result of increased revenues from T-6 Contractor Operated and Maintained Base Supply ("T-6 COMBS"), the new Naval Aviation Warfighting Development Center ("NAWDC"), T-34/T-44/T-6 and Future Flexible Acquisition and Sustainment Tool (“F2AST”) contracts and continued organic growth in our Middle East contracts. The increase in revenue was partially offset by the completion of certain task orders under the Contract Field Teams ("CFT") program, the completion of the CNTPO program, and declining operational tempo in Iraq and Afghanistan impacting the INL Air Wing contract. Challenges to future revenue growth as a result of an increasingly competitive environment and delays in the government procurement environment could result in future declines within the DynAviation segment.
Operating loss of $4.1 million for the three months ended September 25, 2015 as compared to $65.3 million for the three months ended September 26, 2014 was primarily due to the costs associated with the exit of the FAA Part 135 commuter and on demand operations line of business at Heliworks and contract losses on certain U.S. Navy contracts partially offset by the increase in revenue discussed above. The $65.3 million operating loss for the three months ended September 26, 2014 was primarily as a result of the goodwill impairment charge of $50.8 million recorded within our Aviation reporting unit, additional contract loss on a U.S. Air Force contract to resolve a contract dispute, and a change in contract mix on the Theater Aviation Sustainment Manager ("TASM") task order, moving under the AFM contract vehicle.
DynLogistics
Revenue of $163.2 million decreased $84.6 million, or 34.2%, for the three months ended September 25, 2015 compared to the three months ended September 26, 2014 primarily as a result of reductions in manning, materials and other direct costs under the Afghan Area of Responsibility ("AOR") task order under the LOGCAP IV program and the completion of certain task orders under the AFRICAP program. Additionally, revenue was impacted by de-scoping on the Philippines Operations Support ("POS") contract and the completion of certain other contracts. This decline was partially offset by the new Afghanistan Ministry of Interior and Afghanistan Ministry of Defense task orders under the United States Army Contracting Command and growth in our national strategic programs portfolio. We expect our revenue for the DynLogistics segment to continue to hold in line with our third quarter revenue for the remainder of 2015 despite the decline in the efforts in Afghanistan and with the continued pressure on U.S. defense budgets.
Operating income of $16.8 million for the three months ended September 25, 2015 as compared to $1.8 million for the three months ended September 26, 2014 was primarily due to the definitization of cost and fee on certain legacy programs, the execution of an agreement to end our LOGCAP IV collaborative fee sharing arrangement and by contract reserve adjustments in the prior year that negatively impacted operating income, partially offset by the decline in revenue in 2015.

Results by Segment – Nine Months Ended September 25, 2015 Compared to Nine Months Ended September 26, 2014
The following tables set forth the revenue, both in dollars and as a percentage of our consolidated revenue, operating (loss) income and operating margin for our operating segments for the nine months ended September 25, 2015 and September 26, 2014. The following amounts agree to our segment disclosures. See Note 9 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion.

	Nine Months Ended
	September 25, 2015		September 26, 2014
(Amounts in thousands)	Revenue	% of Total Revenue	Revenue	% of Total Revenue
DynAviation	$950,749	66.2%	$889,710	51.0%
DynLogistics	485,781	33.8	855,337	49.1
Headquarters (1)	470	—	(995)	(0.1)
Consolidated revenue	$1,437,000	100.0	$1,744,052	100.0

	Operating (Loss) Income	Profit Margin	Operating Loss	Profit Margin
DynAviation	$(76,509)	(8.0)%	$(43,382)	(4.9)%
DynLogistics	27,807	5.7	(66,974)	(7.8)
Headquarters (2)	(32,039)		(30,331)
Consolidated operating loss	$(80,741)		$(140,687)

(1)	Represents revenue earned on shared service arrangements for general and administrative services provided to unconsolidated joint ventures and elimination of intercompany items between segments.

(2)
Headquarters operating loss primarily relates to amortization of intangible assets and other costs that are not allocated to segments and are not billable to our U.S. government customers, partially offset by equity method investee income.

DynAviation
Revenue of $950.7 million increased $61.0 million, or 6.9%, for the nine months ended September 25, 2015 compared to the nine months ended September 26, 2014 primarily as a result of increased revenues from T-6 COMBS, NAWDC, T-34/T-44/T-6, SANG, and F2AST contracts and continued organic growth in our Middle East contracts. The increase in revenue was partially offset by the completion of CNTPO, C20, and C21 programs and certain task orders under the CFT program. Challenges to future revenue growth as a result of an increasingly competitive environment and delays in the government procurement environment could result in future declines within the DynAviation segment.
Operating loss of $76.5 million for the nine months ended September 25, 2015 as compared to $43.4 million for the nine months ended September 26, 2014 was primarily due to the goodwill impairment charge of $86.8 million associated with our Aviation reporting unit, the completion of contracts that historically commanded higher margins, costs associated with the exit of the FAA Part 135 commuter and on demand operations line of business at Heliworks and a contract loss accrual on a new U.S. Navy program. The decline in operating income was partially offset by continued organic growth and enhanced productivity on our existing Middle East contracts.
DynLogistics
Revenue of $485.8 million decreased $369.6 million, or 43.2%, for the nine months ended September 25, 2015 compared to the nine months ended September 26, 2014 primarily as a result of reductions in manning, materials and other direct costs under the AOR task order under the LOGCAP IV program. Additionally, revenue was impacted by de-scoping on AMDP, CSTC-A, and POS contracts, lower volume on the CivPol task orders and the completion of certain contracts. This decline was partially offset by the new Afghanistan Ministry of Interior and Afghanistan Ministry of Defense task orders under the United States Army Contracting Command and growth in our national strategic programs portfolio. We expect our revenue for the DynLogistics segment to continue to hold in line with our third quarter revenue for the remainder of 2015 despite the decline in the efforts in Afghanistan and with the continued pressure on U.S. defense budgets
Operating income of $27.8 million for the nine months ended September 25, 2015 as compared to an operating loss of $67.0 million was primarily due to the goodwill impairment charge of $90.7 million associated with our LSS reporting unit during the nine months ended September 26, 2014, the definitization of cost and fee on certain legacy programs, the execution of an agreement to end our LOGCAP IV collaborative fee sharing arrangement and the decrease in revenue discussed above.

Liquidity and Capital Resources
Cash generated by operations and borrowings available under our Senior Secured Credit Facility ("Senior Credit Facility") are our primary sources of short-term liquidity. See Note 7 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion of our Senior Credit Facility. We believe our cash flow from operations and our available borrowings will be adequate to meet our liquidity needs for the next twelve months (subject to our ability to extend or refinance the Revolver as noted below). However, our cash flow from operations is heavily dependent upon billing and collection of our accounts receivable and access to our Revolver for the next twelve months is dependent upon (1) our meeting financial and non-financial covenants and (2) extending the maturity of the Revolver through an amendment to the Senior Credit Facility or refinancing such debt prior to its scheduled maturity in July 2016. Significant changes, such as a future government shutdown, further cuts mandated by sequestration or any other limitations in collections, significant future losses on any of our contracts or loss of our ability to access our Revolver, could materially impact liquidity and our ability to fund our working capital needs. Failure to meet covenant obligations prior to its scheduled maturity could result in an earlier elimination of access to our Senior Credit Facility or other remedies by our Agent, such as the acceleration of our debt, which would materially affect our future expansion strategies and our ability to meet our operational obligations. See further discussion of our covenants in the Financing section below.
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
Management believes Days Sales Outstanding ("DSO") is an appropriate way to measure our billing and collections effectiveness. DSO measures the efficiency in collecting our receivables as of the period end date and is calculated based on average daily revenue for the most recent quarter and accounts receivable, net of customer advances, as of the balance sheet date. DSO decreased to 77 days as of September 25, 2015 from 80 days as of December 31, 2014, primarily due to favorable timing of payment cycles on our LOGCAP IV contract. DSO was negatively impacted by outstanding receivables from one prime contractor which has yet to pay us for accounts receivable on a recently ended contract as well as fee receivable on undefinitized work related to our LOGCAP IV contract. We expect to resolve the fee receivable on LOGCAP IV in the fourth quarter. We will continue to focus on working capital management and growth in our business as we approach the maturity of our Senior Credit Facility in July 2016. We expect cash to continue to be impacted by operational working capital needs and interest payments on the Senior Credit Facility and the Senior Unsecured Notes. Depending on the outcome of our annual financial results, and in particular the two accounts receivable matters discussed above, we may be required to submit a portion of our Excess Cash Flow, as defined in the Senior Credit Facility, as additional principal payments within five business days following the release of our Form 10-K filing. See Note 7 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information related to the Senior Credit Facility.

Cash Flow Analysis

	Nine Months Ended
(Amounts in thousands)	September 25, 2015	September 26, 2014
Net cash used in operating activities	$(25,518)	$(17,721)
Net cash used in investing activities	(944)	(5,302)
Net cash used in financing activities	(1,993)	(94,465)
Cash Flows
Cash used in operating activities during the nine months ended September 25, 2015 was $25.5 million compared to $17.7 million during the nine months ended September 26, 2014. Cash used in operating activities during the nine months ended September 25, 2015 was primarily due to our net loss position, excluding the impact of non-cash impairments, and changes in working capital, primarily driven by a reduction in accounts payable and accrued liabilities. Cash used in operating activities during the nine months ended September 26, 2014 was primarily due to our net loss, excluding the impact of non-cash impairments, for the nine months ended September 26, 2014 and our change in working capital, partially offset by the dividends received from equity method investees.
Cash used in investing activities during the nine months ended September 25, 2015 was $0.9 million compared to $5.3 million during the nine months ended September 26, 2014. Cash used in investing activities during the nine months ended September 25, 2015 was primarily due to purchases of capital assets and contributions to GLS partially offset by returns of capital from Babcock. Cash used in investing activities during the nine months ended September 26, 2014 was primarily due to leasehold improvements related to our Tyson's Corner lease, partially offset by a return of capital from Babcock.
Cash used in financing activities during the nine months ended September 25, 2015 was $2.0 million compared to $94.5 million during the nine months ended September 26, 2014. Cash used in financing activities during the nine months ended September 25, 2015 was primarily the result of payments related to financed insurance. Cash used in financing activities during the nine months ended September 26, 2014 was primarily the result of a $90.0 million prepayment on our Term Loan.
Financing
As of September 25, 2015, our debt was comprised of (i) $455.0 million of Senior Unsecured Notes and (ii) $187.3 million of the Term Loan principal associated with our Senior Credit Facility. The Senior Credit Facility also contains a $144.8 million revolving credit facility (the "Revolver") under which we had no outstanding borrowings as of September 25, 2015. As of September 25, 2015 and December 31, 2014, the available borrowing capacity under the Senior Credit Facility was approximately $102.2 million and $108.1 million, respectively, amounts take into account $42.6 million and $36.7 million, respectively, in issued letters of credit.
As of September 25, 2015, the Senior Credit Facility includes the $187.3 million Term Loan and the $144.8 million Revolver which matures July 7, 2016. Pursuant to the Senior Credit Facility, quarterly principal payments on the Term Loan are required. However, certain principal prepayments made during the year ended December 30, 2011 were applied to the future scheduled maturities and satisfied our responsibility to make quarterly principal payments through maturity.
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
The weighted-average interest rate as of September 25, 2015 for our debt was 9.2%, excluding the impact of deferred financing fees. There were no interest rate hedges in place during the three and nine months ended September 25, 2015.

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
The interest coverage ratio is the ratio of Consolidated EBITDA to Consolidated Interest Expense, as defined in the Senior Credit Facility. The minimum interest coverage ratios are set forth below as follows:

Period Ending	Interest Coverage Ratio
March 25, 2016	1.15 to 1.0
June 24, 2016	1.20 to 1.0
June 25, 2016 and thereafter	1.30 to 1.0

We are required to comply with financial maintenance covenants as specified in the Senior Credit Facility including reporting such compliance on a quarterly basis to our Agent. We closely evaluate our expected ability to remain in compliance with our financial maintenance covenants. Based on our current projections, we believe we will be compliant with our financial maintenance covenants for the next twelve months. If unforeseen events were to occur or if our estimates change that would put us in violation of the financial maintenance covenants in future periods, we would intend to seek to obtain a waiver from our lenders or to amend the terms of our Senior Credit Facility prior to there being an event of default under the Senior Credit Facility. As of September 25, 2015 and December 31, 2014, we were in compliance with our financial maintenance covenants.
Our Senior Credit Facility matures July 7, 2016 and as of September 25, 2015 is classified within the current portion of long-term debt. We intend to address the upcoming maturity under the Senior Credit Facility before the filing of our Annual Report on Form 10-K for the year ending December 31, 2015. However, there can be no assurances that we will be able to do so with terms that are favorable to us or at all. If we are unable complete an amendment to extend the maturity or otherwise refinance the Senior Credit Facility prior to its scheduled maturity date, then the failure to pay all amounts due under the Senior Credit Facility at maturity would be an event of default under the Senior Credit Facility. In addition, the Senior Credit Facility contains customary financial as well as non-financial, affirmative and negative covenants (including, without limitation, the requirement to deliver a report on the audited financial statements that is unqualified and not subject to any “going concern” or like qualifications) that if we violate and do not cure or have waived within any applicable grace period would trigger an event of default prior to the maturity. The failure to pay principal due at scheduled maturity or an acceleration by the lenders due to a default under the Senior Credit Facility would also cause an event of default under our Senior Unsecured Notes.

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

The following table provides a reconciliation of net loss attributable to Delta Tucker Holdings, Inc. and EBITDA and Adjusted EBITDA for the periods included below:

Delta Tucker Holdings, Inc. Unaudited Adjusted EBITDA

	Three Months Ended		Nine Months Ended
(Amounts in thousands)	September 25, 2015	September 26, 2014	September 25, 2015	September 26, 2014
Net loss attributable to Delta Tucker Holdings, Inc.	$(15,749)	$(71,514)	$(120,636)	$(154,351)
Benefit for income taxes	(540)	(23,160)	(10,025)	(39,028)
Interest expense, net of interest income	17,182	17,169	50,368	53,287
Depreciation and amortization (1)	9,479	12,328	27,626	36,328
EBITDA	10,372	(65,177)	(52,667)	(103,764)
Non-recurring or unusual gains or losses or income or expenses (2)	13,202	87,001	114,452	185,910
Employee non-cash compensation, severance, and retention expense (3)	2,575	5,137	6,237	7,934
Management fees (4)	1,008	705	3,052	1,424
Other (5)	(445)	1,111	(931)	1,565
Adjusted EBITDA	$26,712	$28,777	$70,143	$93,069

(1)	Includes certain depreciation and amortization amounts which are classified as Cost of services in our unaudited condensed consolidated statements of operations.

(2)
Includes the impairment of certain intangibles and assets held for sale of $6.7 million in the third quarter of 2015, the impairment of goodwill within the Aviation reporting unit in the second quarter of 2015 and the impairment of goodwill within the LSS and Aviation reporting units in 2014, a one-time charge related to a certain contract of $35 million as defined in the Fourth Amendment to the Senior Credit Facility in 2014, as well as certain unusual income and expense items, as defined in the Indenture and Senior Credit Facility.

(3)	Includes post-employment benefit expense related to severance in accordance with ASC 712 - Compensation, relocation expenses and share based compensation expense.

(4)	Includes Cerberus Operations and Advisory Company management fees.

(5)	Includes changes due to fluctuations in foreign exchange rates, earnings from affiliates not received in cash, costs incurred pursuant to ASC 805 - Business Combination and other immaterial items.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There has been no significant change in our exposure to market risk during the three months ended September 25, 2015. For discussion of our exposure to market risk, refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

ITEM 1A. RISK FACTORS.
There have been no material changes in the risk factors from those described in "Risk Factors" disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, except as follows:

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

In particular, if the U.S. government, due to budgetary considerations, fails to sustain the troops in Afghanistan, continues to reduce the DoD Operations and Maintenance budget or reduces funding for DoS initiatives in which we participate or if a government shutdown occurs, our business, financial condition and results of operations could be adversely affected. Appropriations can also be affected by legislation that addresses larger budgetary issues of the U.S. government, including sequestration.

A credit crisis, further tightening of credit or our lenders view concerning the outlook of our business could adversely affect our ability to obtain additional liquidity or refinance existing indebtedness on acceptable terms or at all, which could adversely affect our business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for additional discussion regarding liquidity.

We may not be able to generate sufficient cash to repay our Senior Credit Facility, consisting of our Term Loan and Revolver, maturing on July 7, 2016, or to repay our other indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to repay or to refinance our Senior Credit Facility maturing on July 7, 2016 or our other debt obligations depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to repay the Senior Credit Facility by the maturity date or to pay the principal and interest on our other outstanding indebtedness.

If our cash flows and capital resources are insufficient to repay our Senior Credit Facility at maturity or to pay the principal and interest on our other outstanding indebtedness, including the Senior Unsecured Notes, we may be forced to seek additional capital or restructure or refinance our indebtedness. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.

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

While there exists potential challenges that could adversely impact our business on a short term basis, we believe the longer term industry trends will result in continued demand in our target markets for the types of services we provide. However, U.S. government defense spending levels are difficult to predict. Significant changes in defense spending, changes in U.S. government priorities, policies and requirements, and/or events such as a government shutdown could have a material adverse effect on our results of operations, financial condition or liquidity.

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

Date:	November 6, 2015	DELTA TUCKER HOLDINGS, INC.

/s/ William T. Kansky
William T. Kansky
Senior Vice President and Chief Financial Officer