Form 10-K
period 2015-12-31
Delta Tucker Holdings, Inc.
filed 2016-03-30
CIK 1514226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of March 30, 2016, the registrant had 100 shares of its common stock outstanding.

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

•
the ability to refinance, amend or generate sufficient cash to repay our Senior Credit Facility, consisting of our Term Loan (as defined herein) and Revolver (as defined herein), maturing on July 7, 2016, or to refinance, amend or repay our other indebtedness, including any future indebtedness, which may force us to take other actions to satisfy our obligations under our indebtedness, which may not be successful;

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

•
changes in the demand for services that we provide or work awarded under our contracts, including without limitation, the Bureau for International Narcotics and Law Enforcement Affairs, Office of Aviation ("INL Air Wing"), Contract Field Teams ("CFT") and Logistics Civil Augmentation Program ("LOGCAP IV") contracts;

•	the outcome of recompetes on existing programs, including but not limited to any upcoming recompetes on the INL Air Wing or War Reserve Materiel programs;

•	changes in the demand for services provided by our joint venture partners;

•	changes due to pursuit of new commercial business in the U.S. and abroad;

•	activities of competitors and the outcome of bid protests;

•	changes in significant operating expenses;

•	impact of lower than expected win rates for new business;

•	general political, economic, regulatory and business conditions in the U.S. or in other countries in which we operate;

•	acts of war or terrorist activities, including cyber security threats;

•	variations in performance of financial markets;

•
the inherent difficulties of estimating future contract revenue and changes in anticipated revenue from indefinite delivery, indefinite quantity ("IDIQ") contracts and indefinite quantity contracts ("IQC");

•	the timing or magnitude of any award, performance or incentive fee granted under our government contracts;

•	changes in expected percentages of future revenue represented by fixed-price and time-and-materials contracts, including increased competition with respect to task orders subject to such contracts;

•	decline in the estimated fair value of a reporting unit resulting in a goodwill impairment and a related non-cash impairment charged against earnings;

•	changes in underlying assumptions, circumstances or estimates may have a material adverse effect upon the profitability of one or more contracts and our performance;

•	changes in our tax provisions or exposure to additional income tax liabilities that could affect our profitability and cash flows;

•	uncertainty created by management turnover;

•	termination or modification of key subcontractor performance or delivery;

•	the ability to receive timely payments from prime contractors where we act as a subcontractor; and

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

Fiscal Year
The Company's quarterly period ends on the last Friday of the calendar quarter, except for the fourth quarter of the fiscal year, which ends on December 31. This Annual Report on Form 10-K reflects the consolidated financial results of the Company for the years ended December 31, 2015, December 31, 2014 and December 31, 2013.
Included in this Annual Report on Form 10-K are our audited consolidated statements of operations, consolidated statements of comprehensive loss and the related statements of (deficit) equity and cash flows for the years ended December 31, 2015, December 31, 2014 and December 31, 2013. The audited consolidated balance sheets are included for the periods as of December 31, 2015 and December 31, 2014.

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
Overview
We are a leading global services provider offering unique, tailored solutions for an ever-changing world. Built on approximately seven decades of experience as a trusted partner to commercial, government and military customers, we provide sophisticated aviation solutions, law enforcement training and support, base and logistics operations, intelligence training, rule of law development, construction management, international development, ground vehicle support, counter-narcotics aviation, platform services and operations and linguist services.
Our customers include the U.S. Department of Defense ("DoD"), the U.S. Department of State ("DoS"), foreign governments, commercial customers and certain other U.S. federal, state and local government departments and agencies. Revenue from the U.S. government accounted for approximately 93%, 94% and 96% of total revenue for the years ended December 31, 2015, December 31, 2014, and December 31, 2013, respectively. Our contracts’ revenue and percentage of total revenue from the U.S. government may fluctuate from year to year. These fluctuations can be due to contract length or contract structure, such as with IDIQ type contracts. IDIQ type contracts are often awarded to multiple contractors and provide the opportunity for awarded contractors to bid on task orders issued under the contract.
Contract Types
Our contracts typically have a term of three to ten years consisting of a base period with multiple option periods. Our contracts typically are awarded for an estimated dollar value based on the forecast of services to be provided under the contract over its maximum life. In addition, we have historically received additional revenue through increases in program scope beyond that of the original contract. These contract modifications typically consist of "over and above" requests derived from changes in customer requirements. The U.S. government is not obligated to exercise options under a contract after the base period. At the time of completion of the contract term of a U.S. government contract, the contract may be re-competed to the extent the service is still required.
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
Our historical contract mix by type, as a percentage of revenue, is indicated in the table below.

	Delta Tucker Holdings, Inc.
	For the years ended
Contract Type	December 31, 2015	December 31, 2014	December 31, 2013
Fixed-Price	44%	26%	23%
Time-and-Materials	5%	12%	10%
Cost-Reimbursement	51%	62%	67%
Totals	100%	100%	100%
Cost-reimbursement type contracts typically perform at lower margins than other contract types but carry lower risk of loss. The reduction in the cost-reimbursement contract type reflected in the table above is primarily due to the reductions in the Afghan Area of Responsibility ("AOR") task order under the LOGCAP IV program. We anticipate cost-reimbursement type contracts will continue to represent a large portion of our business for calendar year 2016.
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
Operating and Reportable Segments
We have two operating and reporting segments: DynAviation and DynLogistics. The DynAviation and DynLogistics segments operate principally within a regulatory environment subject to governmental contracting and accounting requirements, including Federal Acquisition Regulations (“FAR”), Cost Accounting Standards (“CAS”) and audits by various U.S. federal agencies. See Note 11 to the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion of segments. Prior to August 2014, we had a DynGlobal segment, which has been realigned into a business development initiative focused on achieving our global growth objectives for DynAviation and DynLogistics. We continue to use the “DynGlobal” name as a brand to pursue international and commercial business.
A description of each of our Reportable Segments is discussed further below.
DynAviation
This segment provides worldwide maintenance of aircraft fleet and ground vehicles, which includes logistics support on aircraft and aerial firefighting services, weapons systems, and related support equipment to the DoD, other U.S. government agencies and direct contracts with foreign governments. This segment also provides foreign assistance programs to help foreign governments improve their ability to develop and implement national strategies and programs to prevent the production, trafficking and abuse of illicit drugs. The INL Air Wing and T-6 Contractor Operated and Maintained Base Supply ("T-6 COMBS") programs are two of the most significant programs in the DynAviation segment. The INL Air Wing program supports governments in multiple Latin American countries and provides support and assistance with interdiction services in Afghanistan. This program also provides intra-theater transportation services for DoS personnel throughout Iraq and Afghanistan. Under the T-6 COMBS contract, the U.S. Air Force contracts the Company to perform support services for the T-6A and T-6B aircraft.

DynLogistics
This segment provides best-value mission readiness to its customers through total support solutions including conventional and contingency logistics, operations and maintenance support, platform modification and upgrades, supply chain management and training, security and full spectrum intelligence mission support services. The LOGCAP IV and War Reserve Materiel II ("WRM II") contracts are the most significant contracts within this segment. Under the LOGCAP IV program which we perform under a single IDIQ contract, the U.S. Army contracts for us to perform selected services, operations and maintenance, engineering as well as construction and logistics predominately in the Middle East Theater to augment the U.S. Army, the U.S. Marine Corps and North Atlantic Treaty Organization ("NATO") forces and to release military units from combat service support missions or to fill the U.S. military resource shortfalls. Under the WRM II contract, the U.S. Air Force contracts the Company to perform, out-load, and reconstitute the pre-positioned war reserve materiel in the U.S. Air Force Central Command Area of Responsibility as well as maintenance services on ground support equipment vehicles.
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
Key Contracts
Logistics Civil Augmentation Program IV ("LOGCAP IV"): The LOGCAP IV contract was awarded to us in April 2008 and is a part of our DynLogistics segment. We were selected as one of the three prime contractors to provide logistics support under the LOGCAP IV contract. LOGCAP IV is the U.S. Army component of the DoD’s initiative to award contracts to U.S. companies with a broad range of logistics capabilities to support U.S. and allied forces during combat, peacekeeping, humanitarian and training operations. This IDIQ contract has a term of up to ten years. In December 2012, customer negotiations resulted in the elimination of award fee component for option years beginning in 2012 and continuing for the remaining contract periods. The remaining task orders under the LOGCAP IV contract are now either firm fixed price or cost-reimbursable-plus-fixed-fee.
Bureau for International Narcotics and Law Enforcement Affairs, Office of Aviation ("INL Air Wing"): The INL Air Wing program is a part of our DynAviation segment. In May 2005, the DoS awarded this contract in support of the INL Air Wing program to aid in the eradication of illegal drug operations. This program also provides intra-theater transportation services for DoS personnel throughout Iraq and Afghanistan. The services provided under this contract are fixed-price and cost-reimbursable type services. In January 2015, the DoS issued a letter notifying us that our proposal on the recompete related to the INL Air Wing contract was outside of the competitive range and would not be considered further for award. We requested and received a pre-award debriefing of the DoS' evaluation. We filed a protest with the GAO to challenge the decision by the DoS. In response to our protest, the DoS notified the GAO that it will take correction action, which will include a reconsideration of its evaluations of the recompete proposals, and a determination of whether discussions are necessary and, if so, it will make a new competitive range decision. In July 2015, the DoS notified DynAviation that it intends to extend the INL Air Wing program by at least 12 months through the use of a justification and approval ("J&A") and in September 2015 DynAviation definitized an agreement with the Department of State for a 12-month extension of services. In October 2015 we received notification of a new competitive range decision that reinstated our proposal back into the competitive range for the recompete regarding services after October 2016.
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
War Reserve Materiel ("WRM II"): The War Reserve Materiel contract is a part of our DynLogistics segment. Through this program, we manage the U.S. Air Force Central Command Area of Responsibility War Reserve Materiel Pre-positioning program, which includes operations in Oman, Bahrain, Qatar, Kuwait, United Arab Emirates and two locations in the United States (Yorktown, Virginia and Shaw Air Force base, South Carolina). Through this contract, we store, maintain and deploy assets such as tents, generators, vehicles, kitchens and medical supplies to deployed forces. The WRM II program continues to partner with the U.S. Air Force Central Command in the development of new and innovative approaches to asset management. Our contract is primarily cost-plus-award fee with a smaller portion of fixed-price services.
Theater Aviation Sustainment Manager - OCONUS ("TASM-O"): The TASM-O contract is a part of our DynAviation segment. This contract was awarded in September 2013 to provide aviation maintenance services under the Army Aviation Field Maintenance ("AFM") program. The hybrid firm fixed price, cost-plus incentive fee contract has a one year base period plus four one-year option periods.

Contractor Logistics Support: T-34, T-44, T-6 ("CLS"): The CLS program is part of our DynAviation segment. This contract was awarded in November 2014 to provide maintenance and logistics support to the United States Navy T-34, T-44, and T-6 aircraft programs. The services provided under this contract are fixed-price and cost-reimbursable type services. The contract has a one year base period plus four one-year option periods.
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
Naval Test Wing Patuxent River MD ("Pax River"): The Pax River contract is a part of our DynAviation segment. This contract was awarded in July 2011 to provide organization level maintenance and logistic support on all aircraft and support equipment for which the Naval Test Wing Atlantic has maintenance responsibility. Labor and services will be provided to perform safety studies, off-site aircraft safety and spill containment patrols and aircraft recovery services. The cost-plus-fixed-fee contract has a base year plus four one-year option periods.
Andrews Air Force Base ("Andrews AFB"): The Andrews AFB program is a part of our DynAviation segment. Under the Andrews AFB contract, we perform aviation maintenance and support services, which include full back shop support, organizational level maintenance, fleet fuel services, launch and recovery, supply and Federal Aviation Administration ("FAA") repair services. Under this program we oversee the management of the U.S. presidential air fleet (other than Air Force One). Our principal customer under this contract is the U.S. Air Force. This contract was entered into September 2011, with the majority of contractual services provided on a fixed-price basis. The contract has a one-year base period plus six one-year options and one four-month option period.
Sheppard Air Force Base ("Sheppard AFB"): The Sheppard Air Force Base contract is a part of our DynAviation segment. Under this program, we have provided aircraft maintenance services for the 80th Flying Training Wing based at Sheppard Air Force Base in Wichita Falls, Texas since September 2009. This contract has an initial base period of eleven months and six option years. The mission of the Air Education and Training Command’s 80th Flying Training Wing is to provide undergraduate pilot training for the U.S. and North Atlantic Treaty Organization ("NATO") allies in the Euro NATO Joint Jet Pilot Training program. Graduates of this prestigious program are assigned to fighter pilot positions in their respective air forces. The majority of our contractual services are fixed-price.

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
Key Contracts
The following table sets forth certain information for our principal contracts, including the initial start and end dates and the principal customer for each contract as of December 31, 2015:

Contract	Segment	Principal Customer	Initial/Current Award Date	Current Contract End Date	Estimated Total Contract Value (1)
LOGCAP IV (2)	DynLogistics	U.S. Army	Apr-2008	Apr-2018	$7.25 billion
INL Air Wing	DynAviation	DoS	Jan-2001 / May-2005	Oct-2016	$4.38 billion
Contract Field Teams (3)	DynAviation	U.S. Air Force	Oct-1951 / Oct 2008	Mar-2017	$1.39 billion
WRM II	DynLogistics	U.S. Air Force	May-2000 / Jun-2008	Sep-2016	$562 million
TASM-O	DynAviation	U.S. Army	Sep-2013	Dec-2018	$526 million
CLS	DynAviation	U.S. Navy	Nov-2014	Sep-2019	$513 million
T-6 COMBS	DynAviation	U.S. Air Force	Jun-2012	Oct-2016	$506 million
Pax River	DynAviation	U.S. Navy	Jul-2011 / Aug-2011	Jul-2016	$496 million
Andrews AFB	DynAviation	U.S. Air Force	Sep-2011	Dec-2018	$444 million
Sheppard AFB	DynAviation	U.S. Air Force	Sep-2009	Sep-2016	$278 million

(1)
Estimated total contract value represents the start and end date of the contracts as modified and is not necessarily representative of the amount of work we will actually experience under the contract. With the exception of contract ceiling maximums, contract values can continue to increase or decrease over time based on contract modifications, extensions or placement of orders under IDIQ contracts.

(2)	LOGCAP IV has a $5 billion ceiling per year per contractor over 10 years.

(3)	Contract Field Teams has a $10 billion ceiling maximum total for the IDIQ multiple award contract.
Competition
We compete with various entities across geographic and business lines based on a number of factors, including services offered, experience, price, geographic reach and mobility. Most activities in which we engage are highly competitive and require that we have highly skilled and experienced technical personnel to compete. Some of our competitors may possess greater financial and other resources or may be better positioned to compete for certain contract opportunities. We believe that our principal competitors include Civilian Police International, Science Applications International Corporation, Harris Corporation, KBR, Inc., IAP Worldwide Services, ACADEMI, Triple Canopy Inc., Fluor Corporation, Lockheed Martin Corporation, AECOM Technology Corporation, United Technologies Corporation, L-3 Communications Holdings, Inc., Aerospace Industrial Development Corporation, Al Salam Aircraft Company Ltd., Mission Essential Personnel, Northrop Grumman Corporation, Computer Sciences Corporation, Lear Siegler, Pacific Architects and Engineers Incorporated, Elbit Systems Ltd., M1 Support Services, L.P., DRS Technologies, Inc., Boeing Corporation, Bell Helicopter, AAR Corp and Serco Group plc. We believe that the primary competitive factors for our services include reputation, technical skills, past contract performance, experience in the industry, cost competitiveness and customer relationships.

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
The following table sets forth our approximate backlog as of the dates indicated:

	December 31, 2015
(Amounts in millions)	DynAviation	DynLogistics	Total
Funded backlog	$797	$386	$1,183
Unfunded backlog	1,385	474	1,859
Total backlog	$2,182	$860	$3,042

	December 31, 2014
(Amounts in millions)	DynAviation	DynLogistics	Total
Funded backlog	$725	$446	$1,171
Unfunded backlog	1,561	599	2,160
Total backlog	$2,286	$1,045	$3,331
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
Our international operations and investments are subject to U.S. government laws, regulations and policies, including the International Traffic in Arms Regulations, the Export Administration Act, the Foreign Corrupt Practices Act, the Office of Foreign Assets Control laws and regulations, the False Claims Act and other export laws and regulations. We must also comply with foreign government laws, regulations and procurement policies and practices, which may differ from U.S. government regulation, including import-export control, investments, exchange controls, repatriation of earnings, the UK Bribery Act, European Union compliance regulations and requirements to expend a portion of program funds in-country.
Our U.S. government contracts are subject to audits at various points in the contracting process. Pre-award audits are performed at the time a proposal is submitted to the U.S. government for cost-reimbursement contracts. The purpose of a pre-award audit is to determine the basis of the bid and provide the information required for the U.S. government to negotiate the contract effectively. In addition, the U.S. government may perform a pre-award audit to determine our capability to perform under a contract. During the performance of a contract, the U.S. government has the right to examine our costs incurred on the contract, including labor charges, material purchases and overhead charges. Upon a contract's completion, the U.S. government performs an incurred cost audit of all aspects of contract performance for cost-reimbursement contracts to ensure that we have performed the contract in a manner consistent with our proposal and FAR. The U.S. government also may perform a post-award audit for proposals that are subject to the Truth in Negotiations Act to determine if the cost proposed and negotiated was accurate, current and complete as of the time of negotiations.
The Defense Contract Audit Agency ("DCAA") performs these audits on behalf of the U.S. government. The DCAA also reviews and opines on the adequacy of, and our compliance with, our internal control systems and policies, including Accounting, Purchasing, Property, Estimating, Earned Value Management and Material Management Systems. The DCAA has the right to perform audits on our incurred costs on all flexibly-priced contracts on an annual basis. We have DCAA auditors on-site to monitor our billing and back office operations. An adverse finding under a DCAA audit could result in a recommendation of disallowed costs under a U.S. government contract, termination of U.S. government contracts, forfeiture of profits, withholding of payments, fines, suspension or prohibition from doing business with the U.S. government. In the event that an audit by the DCAA recommends disallowance of our costs under a contract, we have the right to appeal the findings of the audit under applicable dispute resolution provisions. Approval of submitted annual incurred costs claims can take many years. All of our incurred costs claims for U.S. government contracts completed through fiscal year 2009 have been audited by the DCAA and negotiated by the Defense Contract Management Agency ("DCMA"). Incurred cost claim audits for subsequent periods are ongoing. See "Item 1A. Risk Factors - A negative audit or other actions by the U.S. government could adversely affect our operating performance."
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
Sales and Marketing
We provide our service solutions to a wide array of customers, primarily multiple departments and agencies within the U.S. government, as well as select international customers and commercial customers. We also provide our services to other prime contractors who have contracts with the U.S. government and other international customers where our capabilities help to deliver comprehensive solutions. We position our business development and marketing professionals to cover key accounts such as the DoS and the DoD, as well as other international and commercial market segments which hold the most promise for aggressive growth and profitability.
In order to sell our services in new geographic markets and diversify our customer base beyond our traditional customers, we have formed a Global Advisory Group to locate new business opportunities (the “Global Advisory Group”). The Global Advisory Group will focus on expanding beyond our traditional base to develop new business contracts with foreign governments and commercial customers (which accounted for approximately 7% of our revenues in 2015). We have expanded our team of internal advisors to include persons with the additional skills and experience that will better position us to take advantage of these new business opportunities. We believe that over the long term, the Global Advisory Group will help us access more potential clients and thereby grow our business.
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
Environmental Matters
Our operations include the use, generation and disposal of petroleum products and other hazardous materials, including services such as painting aircraft and handling substances that may qualify as hazardous waste, such as used batteries and petroleum products. We are subject to various U.S. federal, state, local and foreign laws and regulations by which we must abide. These regulations relate to the protection of the environment, including those governing the management and disposal of hazardous substances and wastes, the cleanup of contaminated sites and the maintenance of a safe and healthy workplace for our employees, contractors and visitors. We have written procedures in place and compliance programs related to environmental matters. Additionally, we have not incurred material costs relating to environmental compliance.

Employees
As of December 31, 2015, we had approximately 12,000 personnel located in approximately 31 countries in which we have operations, of which approximately 4,600 are employees of our affiliates. Employees represented by labor unions totaled approximately 3,100. We believe the working relations with our employees and our unions are in good standing.

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
There is substantial doubt about our ability to continue as a going concern absent consummation of refinancing actions.
Management's cash flow projections indicate that absent a refinancing transaction or series of transactions, we will be unable to pay the principal and accumulated unpaid interest on the existing Senior Credit Facility and Senior Unsecured Notes when those instruments mature on July 7, 2016 and July 1, 2017, respectively. Our liabilities exceed our assets and we do not have sufficient cash flow from operating activities to repay the Existing Senior Credit Facility and Senior Unsecured Notes at maturity. Our history of continuing losses, our financial position, and the substantial liquidity needs we face, could make refinancing our debt more difficult and expensive and raise substantial doubt about our ability to continue as a going concern.
The independent registered public accounting firm that audited our financial statements for the year ended December 31, 2015 included an explanatory paragraph in its audit report regarding our ability to continue as a going concern. The Company's Senior Credit Facility requires that the Company’s annual financial statements include a report from its independent registered public accounting firm without a qualification as to the Company’s ability to continue as a going concern. The Company has obtained approval from its lenders under its Senior Credit Facility to waive this specific requirement (the “Lender Waiver”) until April 30, 2016 in order to provide additional time to address its upcoming debt maturities. If we do not obtain approval from the lenders under the Senior Credit Facility to extend the Lender Waiver, the Company will be in default under the Senior Credit Facility on May 1, 2016 and would not have the benefit of any cure period.
Management is actively engaged in the process of addressing our upcoming debt maturities, but can provide no assurance that we will be able to consummate any refinancing actions prior to the earlier of the (i) maturity date of the existing Senior Credit Facility or (ii) expiration of the Lender Waiver. Default under the Senior Credit Facility or the Senior Unsecured Notes could allow our debt holders to declare all amounts outstanding under the Senior Credit Facility and the Senior Unsecured Notes to be immediately due and payable. Any event of default under the Senior Credit Facility or the Senior Unsecured Notes could have a material adverse effect on our business, financial condition and operating results if creditors were to exercise their rights, including proceeding against substantially all of our assets that secure the Senior Credit Facility, and may cause us to invoke insolvency proceedings including a voluntary case under the U.S. Bankruptcy Code.
We may not be able to generate sufficient cash to service all of our indebtedness, including the Senior Credit Facility and the Senior Unsecured Notes, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
Our ability to repay, amend or to refinance our Senior Credit Facility maturing on July 7, 2016 or our other debt obligations depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to repay the Senior Credit Facility by the maturity date or to pay principal or interest on our other outstanding indebtedness.
If our cash flows and capital resources are insufficient to repay our Senior Credit Facility at maturity or to pay the principal and interest on our other outstanding indebtedness, including the Senior Unsecured Notes, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments and the indenture governing the Senior Unsecured Notes may restrict us from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.
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
As a result of these covenants, we are limited in the manner in which we conduct our business and we may be unable to engage in favorable business activities or finance future operations or capital needs. In addition, the covenants in our Senior Credit Facility require us to maintain a leverage ratio below the maximum total leverage ratio and interest coverage above a minimum interest coverage ratio, and limit our capital expenditures. A breach of any of these covenants could result in a default under one or more of these agreements, including as a result of cross default provisions under our indenture and, in the case of our revolving credit facility, permit the Agent to cease making loans to us.
Upon the occurrence of an event of default under our Senior Credit Facility that is not waived by the requisite lenders (including a failure to comply with our financial maintenance covenants) the lenders could elect to declare all amounts outstanding under our senior secured credit facilities to be immediately due and payable and terminate all commitments to extend further credit, including issuing new letters of credit. This outcome would result in doubt in the Company’s ability to continue as a going concern. If such actions were taken by the lenders under our Senior Credit Facility, it would also cause an event of default under our Senior Unsecured Notes.
If we were unable to repay those amounts, the Agent under our Senior Credit Facility could proceed against the collateral granted to them to secure that indebtedness. We have pledged a significant portion of our assets as collateral under our Senior Credit Facility. If the Agent or lenders under the Senior Credit Facility accelerate the repayment of borrowings, the proceeds from the sale or foreclosure upon such assets will first be used to repay debt under our senior secured credit facilities, and we may not have sufficient assets to repay our unsecured indebtedness thereafter, including our Senior Unsecured Notes.
Repayment of our debt, including the Senior Unsecured Notes, is dependent on cash flow generated by our subsidiaries.
Our subsidiaries own substantially all of our assets and conduct substantially all of our operations. Accordingly, repayment of our indebtedness, including the Senior Unsecured Notes, is dependent, to a significant extent, on the generation of cash flow by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Unless they are guarantors of the Senior Unsecured Notes, our subsidiaries do not have any obligation to pay amounts due on the Senior Unsecured Notes or to make funds available for that purpose. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable DynCorp International Inc. to make payments in respect of its indebtedness, including the Senior Unsecured Notes. Each subsidiary is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from the DynCorp International Inc.'s subsidiaries. While the indenture governing the Senior Unsecured Notes limits the ability of our subsidiaries to incur consensual restrictions on their ability to pay dividends or make other intercompany payments to us, these limitations are subject to certain qualifications and exceptions. In the event that DynCorp International Inc. does not receive distributions from its subsidiaries, DynCorp International Inc. may be unable to make required principal and interest payments on its indebtedness, including the Senior Unsecured Notes.
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
In addition to the $102.2 million which is available to us for borrowing under our revolving credit facility, the terms of our senior secured credit facilities enable us to increase the amount available under our term loan and/or revolving credit facilities by up to an aggregate of $275 million if we are able to obtain loan commitments from banks and satisfy certain other conditions, including our having capacity to incur such indebtedness under the indenture governing our Senior Unsecured Notes. Additionally, we can take on more debt as long as we meet the covenant levels as stated per the indenture and the credit facility. If new debt is added to our and our subsidiaries' existing debt levels, the related risks that we face would increase. In addition, the agreements governing our debt obligations do not prevent us from incurring obligations that do not constitute indebtedness under those agreements.
Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations under our debt obligations.
As of December 31, 2015, we are highly leveraged with our total indebtedness of approximately $642.3 million. We had $102.2 million available for borrowing under our revolving credit facility, and the terms of the senior secured credit facilities permit us to increase the amount available under our term loan and/or revolving credit facilities by up to $275 million if we are able to obtain loan commitments from banks and satisfy certain other conditions, including our having capacity to incur such indebtedness under the indenture governing our Senior Unsecured Notes.
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

Our interest expense could increase if interest rates increase above the stated LIBOR floor levels in our senior secured credit facilities because the entire amount of the indebtedness under our Senior Credit Facility bears interest at a variable rate. At December 31, 2015, we had approximately $187.3 million aggregate principal amount of variable rate indebtedness under our Senior Secured Credit Facility. A 100 basis point increase over the LIBOR floor levels would increase our annual interest expense by approximately $1.9 million.
We rely on sales to U.S. government entities. A loss of contracts, a failure to obtain new contracts, a reduction of sales or award fees under existing contracts with the U.S. government or a decline or reprioritization of funding in the U.S. defense budget or delays in the budget process could adversely affect our operating performance and our ability to generate cash flow to fund our operations.
Our revenue is predominantly from contracts and subcontracts with the U.S. government and its agencies, primarily the DoD and the DoS. The remainder of our revenue is derived from commercial contracts, certain other U.S. federal, state and local government departments and agencies and contracts with foreign governments. We expect that U.S. government contracts, particularly with the DoD and the DoS, will continue to be our primary source of revenue for the foreseeable future. The continuation and renewal of our existing government contracts and new government contracts are, among other things, contingent upon the availability of adequate funding for various U.S. government agencies, including the DoD and the DoS. Changes in U.S. government spending could directly affect our operating performance and lead to an unexpected loss of revenue. The loss or significant reduction in government funding of a large program in which we participate could also result in a material decrease to our future projections of revenue, earnings and cash flows. U.S. government contracts are also conditioned upon the continuing approval by Congress of the amount of necessary spending. Congress usually appropriates funds for a given program on a September 30 fiscal year basis, even though contract periods of performance may extend over many years. Consequently, at the beginning of a major program, the contract is usually partially funded, and additional monies are normally committed to the contract by the procuring agency only as appropriations are made by Congress for future fiscal years. U.S. government defense spending levels are difficult to predict. Among the factors that could impact U.S. government spending and reduce our U.S. government contracting business include:

•	policy and/or spending changes implemented by the Obama administration, any subsequent administration or Congress;

•	continued budget reductions in military spending imposed by Congress including sequestration;

•	a continual decline in, or reapportioning of, spending by the U.S. government, in general, or by the DoD or the DoS, in particular;

•	changes, delays or cancellations of U.S. government programs, requirements or policies;

•	the adoption of new laws or regulations that affect companies that provide services to the U.S. government;

•	U.S. government shutdowns or other delays in the government appropriations process, including any delays resulting from election cycles and changes in the administration or Congress;

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

These or other factors could cause U.S. government agencies to reduce their purchases under our contracts, to exercise their right to terminate our contracts in whole or in part, to issue temporary stop-work orders or to decline to exercise options to renew our contracts. The loss or significant curtailment of our material government contracts, or our failure to renew existing contracts or enter into new contracts, could adversely affect our operating performance, lead to an unexpected loss of revenue and have a material adverse effect on our results of operations, financial condition or liquidity. Additionally, our ability to receive timely payments from prime contractors where we act as a subcontractor could affect our operating performance.
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
If the U.S. government terminates and/or materially modifies any of our contracts or if option periods are not exercised, our failure to replace revenue generated from such contracts would result in lower revenue and backlog. In addition, if we are unsuccessful in obtaining contract modifications to remove unfavorable terms, the U.S. government could exercise option periods that extend such unfavorable contract terms, which could then result in declines in our earnings or contract losses. Any of these occurrences could adversely affect our earnings and have a material effect on our financial condition and results of operations.
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
Because of the nature of our business, it is not unusual for us to lose contracts to competitors or to gain contracts once held by competitors during re-compete periods. For a discussion of the recent events related to the recompete for the INL Air Wing contract, see “Item 1. Business-Operating and Reportable Segments-DynAviation.”
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
In particular, if the U.S. government, due to budgetary considerations, fails to sustain the troops in Afghanistan, continues to reduce the DoD Operations and Maintenance budget or reduces funding for DoS initiatives in which we participate, or if a government shutdown occurs, our business, financial condition and results of operations could be adversely affected. Appropriations can also be affected by legislation that addresses larger budgetary issues of the U.S. government, including sequestration.
A credit crisis, further tightening of credit or our lenders' views concerning the outlook of our business could adversely affect our ability to obtain additional liquidity or refinance existing or future indebtedness on acceptable terms or at all, which could adversely affect our business, financial condition and results of operations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for additional discussion regarding liquidity.
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
A large portion of our business is conducted internationally. Consequently, we are subject to a variety of risks that are specific to international operations, including the following:

•	export controls regulations that could erode profit margins or restrict exports;

•	compliance with the U.S. Foreign Corrupt Practices Act, the UK Bribery Act; and other international anti-corruption laws

•	the burden and cost of compliance with foreign laws, treaties and technical standards and changes in those regulations;

•	contract award and funding delays;

•	potential restrictions on transfers of funds;

•	foreign currency fluctuations;

•	potential claims filed in foreign courts and judicial systems;

•	foreign adjustments associated with uncertain tax benefits;

•	import and export duties and value added taxes;

•	transportation delays and interruptions;

•	uncertainties arising from foreign local business practices and cultural considerations;

•	requirements by foreign governments that we locally invest a minimum level as part of our contracts with them, which may not yield any return;

•	potential military conflicts, civil strife and political risks; and

•	embargoes
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
As of December 31, 2015, we had approximately 12,000 personnel, of which approximately 4,600 are employees of our affiliates. Employees represented by labor unions totaled approximately 3,100. As of December 31, 2015, we had approximately 28 collective bargaining agreements with these unions. The length of these agreements varies, with the longest expiring in September 2021. There can be no assurance that we will not experience labor disruptions associated with the expiration or renegotiation of collective bargaining agreements or otherwise. We could experience a significant disruption of operations and increased operating costs as a result of higher wages or benefits paid to union members, which could adversely affect our operating performance and may result in additional expenses and possible loss of revenue.
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
We often enter into joint ventures so that we can jointly bid and perform on a particular project. The success of these and other joint ventures depends, in large part, on the satisfactory performance of the contractual obligations by our joint venture partners. If our partners do not meet their obligations, the joint ventures may be unable to adequately perform and deliver their contracted services. Under these circumstances, we may be required to make additional investments and provide additional services to ensure the adequate performance and delivery of the contracted services or we may be subject to other liabilities. These additional obligations could result in reduced profits or, in some cases, significant losses for us with respect to the joint venture, which could also affect our reputation in the industries we serve.
We are controlled by Cerberus Capital Management, L.P. ("Cerberus"), who will be able to make important decisions affecting our business.
All of our common stock is indirectly owned by funds and/or managed accounts that are affiliates of Cerberus. As a result, Cerberus is entitled to elect all of our directors, to appoint new management and to approve actions requiring the approval of the holders of our capital stock, including adopting amendments to our certificate of incorporation and approving mergers or sales of substantially all of our assets. We have three executives who are Cerberus Operations and Advisory Company, LLC (“COAC”) employees, who are seconded to us: James E. Geisler, our former Interim Chief Executive Officer and now non-executive chairman of our Board of Directors, Gregory S. Nixon, our Senior Vice President, Chief Administrative Officer, Chief Legal Officer and Corporate Secretary, and George C. Krivo, our Senior Vice President, DynGlobal.
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
Our new Global Advisory Group may not succeed in helping us sell services in new markets and diversify our customer base.
In order to sell our services in new geographic markets and diversify our customer base beyond our traditional customers, we have formed the Global Advisory Group to locate new business opportunities. There can be no assurance we will realize the expected benefits of the Global Advisory Group or be successful in new markets in the near-term or at all. Difficulties concentrating on new markets could limit our growth and could harm our results of operations. See “Item 1. Business-Sales and Marketing.” In addition, the focus of the Global Advisory Group on services for foreign governments and commercial customers could further expose us to international risks. See “-We are exposed to risks associated with operating internationally” and “-We are subject to certain U.S. laws and regulations, which are the subject of rigorous enforcement by the U.S. government; our noncompliance with such laws and regulations could adversely affect our future operating performance.”
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
Goodwill and other intangible assets are significant assets on our balance sheet, with an aggregate balance of $42.1 million and $113.5 million, respectively, as of December 31, 2015. We assess goodwill and other intangible assets with indefinite lives for impairment annually in October and when an event occurs or circumstances change that would suggest a triggering event. If a triggering event is identified, a step one assessment is performed to identify any possible impairment in the period in which the event is identified. The annual impairment test requires us to determine the fair value of our reporting units in comparison to their carrying values. A decline in the estimated fair value of a reporting unit or asset group could result in an impairment, and a related non-cash impairment charge against earnings, if estimated fair value for the reporting unit is less than the carrying value of the net assets of the reporting unit.
As we continue to face challenges within the defense industry, we could experience unforeseen issues which adversely affect the value of our goodwill or intangible assets and trigger an evaluation of the recoverability of the recorded goodwill and intangible assets. Future determinations of significant write-offs of goodwill or intangible assets as a result of an impairment test or any accelerated amortization of other intangible assets could have a negative impact on our results of operations and financial condition. See Note 3 to the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

ITEM 2. PROPERTIES.
We are headquartered in McLean, Virginia with major administrative offices in Fort Worth, Texas. As of December 31, 2015, we leased approximately 34 commercial facilities in 11 countries used in connection with the various services rendered to our customers. Lease expirations range from month-to-month to nine years. Upon expiration of our leases, we do not anticipate any difficulty in obtaining renewals or alternative space. Many of our current leases are non-cancelable. We do not own any real property.
The following locations represent our primary leased properties as of December 31, 2015:

Location	Description	Segment	Size (sq ft)[1]
Fort Worth, TX(2)	Executive offices - Finance and Administration	Headquarters	218,925
Salalah Port, Oman	Warehouse and storage - WRM II Program	DynLogistics	125,000
McLean, VA	Executive offices - Headquarters	Headquarters	79,035
Coppell, TX(3)	Warehouse - Logistics	Headquarters	60,000
Lorton, VA	Warehouse and offices - Global IT Modernization ("GITM") Program	DynLogistics	30,560
Palm Shores, FL	Offices - INL Air Wing Program	DynAviation	27,215
McClellan, CA	Warehouse - California Fire Program	DynAviation	18,800
Dubai, UAE	Executive offices - DIFZ Finance and Administration	Headquarters	17,698
Huntsville, AL	Business office - Aviation Headquarters	DynAviation	17,074

(1)	Includes total square footage leased per agreements between the Company and lessors.

(2)	Includes 153,475 square feet utilized for Executive Offices, 40,305 square feet which we have subleased, and 25,145 square feet which we no longer utilize and are in the process of subleasing.

(3)	We no longer utilize this property and have fully subleased the facility.
We believe that substantially all of our property and equipment is in good condition, subject to normal use, and that our facilities have sufficient capacity to meet the current and projected needs of our business through calendar year 2016.

ITEM 3. LEGAL PROCEEDINGS.
Information required with respect to this item is set forth in Note 8 to the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Not applicable.

ITEM 6. SELECTED FINANCIAL DATA.
The selected historical consolidated financial data for the years ended December 31, 2015, December 31, 2014, December 31, 2013, December 31, 2012 and December 30, 2011 is presented in the table below.
This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the consolidated financial statements and related notes thereto, included elsewhere in this Annual Report on Form 10-K.

	Delta Tucker Holdings, Inc.
	For the years ended
	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012	December 30, 2011
(Amounts in thousands)
Results of operations:
Revenue	$1,923,177	$2,252,309	$3,287,184	$4,044,275	$3,719,152
Cost of services	(1,721,679)	(2,072,865)	(2,987,253)	(3,698,932)	(3,408,842)
Selling, general and administrative expenses	(144,675)	(146,881)	(149,925)	(149,362)	(149,551)
Depreciation and amortization	(34,986)	(48,582)	(48,628)	(50,260)	(50,773)
Earnings from equity method investees	140	10,077	4,570	825	12,800
Impairment of equity method investment (1)	—	—	—	—	(76,647)
Impairment of goodwill, intangibles and long lived assets (2)	(96,696)	(214,004)	(312,728)	(50,663)	(33,768)
Operating (loss) income	(74,719)	(219,946)	(206,780)	95,883	12,371
Interest expense	(68,824)	(70,783)	(78,826)	(86,272)	(91,752)
Loss on early extinguishment of debt, net	—	(1,362)	(703)	(2,094)	(7,267)
Interest income	110	221	157	117	205
Other income (expense), net	3,968	3,680	(810)	4,672	6,071
Benefit (Provision) for income taxes	8,672	20,570	37,461	(15,598)	20,941
Net loss	(130,793)	(267,620)	(249,501)	(3,292)	(59,431)
Noncontrolling interests	(1,809)	(2,160)	(4,235)	(5,645)	(2,625)
Net loss attributable to Delta Tucker Holdings, Inc.	$(132,602)	$(269,780)	$(253,736)	$(8,937)	$(62,056)
Cash flow data:
Net cash provided by operating activities	19,572	25,377	137,502	144,190	167,986
Net cash used in investing activities	(2,735)	(4,674)	(7,971)	(12,163)	(3,003)
Net cash used in financing activities	(2,059)	(97,544)	(77,461)	(83,457)	(147,315)
Balance sheet data (end of period):
Cash and cash equivalents	108,782	94,004	170,845	118,775	70,205
Total assets	789,930	982,487	1,499,921	1,970,716	2,014,421
Total indebtedness	642,272	642,272	732,272	782,909	872,909
Total (deficit) equity attributable to Delta Tucker Holdings, Inc.	(213,962)	(82,766)	183,785	437,542	447,966
Total (deficit) equity	(208,170)	(77,277)	189,660	445,754	453,152
Other financial data:
Purchases of property and equipment and software	4,734	10,343	10,346	8,118	4,887
Backlog (3)	3,042,000	3,331,000	3,980,000	5,278,000	5,745,000

(1)
The Company recorded an impairment of our investment in GLS during the year ended December 30, 2011 in the amount of $76.6 million as a result of a loss in carrying value that was other than temporary.

(2)
The Company recorded impairment charges of $96.7 million, $214.0 million, $312.7 million, $50.7 million and $33.8 million for the years ended December 31, 2015, December 31, 2014, December 31, 2013, December 31, 2012 and December 30, 2011, respectively. Of the $96.7 million recorded in 2015, $86.8 million related to goodwill, $5.2 million related to certain intangibles and indefinite-lived tradename and $4.7 million related to assets held for sale. Of the $214.0 million recorded in 2014, $164.9 million related to goodwill, $33.4 million related to customer-relationship intangibles, $14.5 million related to indefinite-lived tradename, $1.0 million related to helicopters and $0.2 million related to software. Of the $312.7 million recorded in 2013, $310.3 million was related to goodwill and $2.4 million was related to helicopters. The impairment charges for the years ended December 31, 2012 and December 30, 2011 primarily related to goodwill. See Note 3 to Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion.

(3)	Backlog data is as of the end of the applicable period. See "Item 1. Business" for further details concerning backlog.

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
Company Overview
We are a leading global services provider offering unique, tailored solutions for an ever-changing world. Built on approximately seven decades of experience as a trusted partner to commercial, government and military customers, we provide sophisticated aviation solutions, law enforcement training and support, base and logistics operations, intelligence training, rule of law development, construction management, international development, ground vehicle support, counter-narcotics aviation, platform services and operations and linguist services. Our current customers include the U.S. Department of Defense ("DoD"), the Department of State ("DoS"), the U.S. Agency for International Development ("USAID"), foreign governments, commercial customers and certain other U.S. federal, state and local government departments and agencies.
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
As of December 31, 2015, we employed or managed approximately 12,000 personnel, including approximately 4,600 personnel from our affiliates. We operate in approximately 31 countries through approximately 68 active contracts and 75 active task orders.
Current Operating Environment and Outlook
External Factors
Recent decisions and actions by the President and Congress have positively changed the policy and budget outlook. The passage of the Bipartisan Budget Act of 2015 ("BBA") brought much needed clarity to the fiscal years 2016 and 2017 defense budgets. The agreement averted sequestration for the next two fiscal years, avoided a full-year continuing resolution and prevented a damaging government shut-down by suspending the debt ceiling limit until March 2017. The new BBA allows for a return to growth in the defense base budget. Congress still has to set and appropriate the final funding levels for the DoD topline and Operations and Maintenance ("O&M") accounts, but the BBA provides relevant parameters for these funding levels. We believe the BBA provides welcome relief after a period of protracted budget uncertainty.
While we have seen improvements on the domestic political and budgetary fronts, the international environment continues to be driven by instability, with ongoing and potential conflicts around the globe. Global events are driving adjustments to U.S. national security and foreign policy objectives, as well as the requirements, funding levels and mechanisms to support necessary policy shifts. External factors influencing the industry continue to include:

•	Adhering to discretionary spending caps mandated by the Budget Control Act of 2011 ("BCA");

•	Reduced troop levels and tempo of operations in Afghanistan;

•	Conflicts in Iraq, Syria and the wider Middle East; and

•	Increased instability and challenges to the existing international framework.

The BBA addresses the first factor by adding $80 billion - $50 billion in fiscal year 2016 and $30 billion in fiscal year 2017 - equally split between the Security and Non-Security budget accounts. The budget deal also includes an additional $32 billion - $16 billion in fiscal year 2016 and $16 billion in fiscal year 2017 - in Overseas Contingency Operations ("OCO") funding, which is also equally split between the Security and Non-Security accounts. Accordingly, in fiscal year 2016, $25 billion was added to the base budget security cap and an additional $8 billion was added for OCO requirements. The Security accounts included some Department of Energy and other national security programs, but roughly 95% of added Security funding will flow to DoD.
Specifically, in fiscal year 2016, Congress appropriated and the President signed into law $573 billion for the DoD with $514 billion in the base budget and $59 billion in the OCO spending accounts.  Compared to fiscal year 2015, the DoD base budget appropriation grew by $24 billion, or 5%. With regard to DoD OCO appropriation, the $59 billion is $26 billion, or -21%, below fiscal year 2015; while significant, this decline in OCO funding was not as precipitous as initially projected.  In fact, the fiscal year 2016 DoD OCO appropriation is $8 billion above the President’s Request ("PR").
The defense services sector is predominately funded in the O&M accounts. For fiscal year 2016, the O&M accounts were funded at an enacted level of $244 billion with $197 billion for base budget activities and additional $47 billion in O&M for OCO related funding requirements. The O&M base budget appropriation is $2 billion higher than fiscal year 2015. We believe growth in the O&M request reflects DoD’s continued focus on readiness above all else. We also believe Congress will appropriate significant funds to address readiness concerns.
As with the overall DoD OCO appropriation, the $47 billion is below fiscal year 2015, but not did not decline at the predicted rate and was also $6 billion above the PR. The addition of $6 billion in OCO O&M funding acknowledged the need to align resources with continued DoD readiness challenges and global turmoil.
Looking to fiscal year 2017, the DoD PR is $583 billion with $524 billion in the base budget and $59 billion in OCO. Congress is concerned that the OCO requests are not large enough to meet global threats without eating into base budget requirements. The defense committees on Capitol Hill will try to add additional funds to the OCO accounts during the legislative process.
On O&M, the fiscal year 2017 request is $251 billion which reflects a $6.5 billion increase above fiscal year 2016 and demonstrates that this year’s request is a readiness budget. This is especially true for the Army, which increased by $3.5 billion to $63 billion and is the only account that increased from last year. The Chief of Staff of the Army, General Mark A. Milley, has said on several recent occasions that “combat readiness is our number one priority and there is no other number one.” This statement is indicative of all the services current focus on O&M funded readiness activities.
With regard to OCO, the budget request will prioritize defeating the Islamic State in Syria and the Levant ("ISIL") and funds to deter Russia. Specifically, the request will include $7.5 billion to combat ISIL, which is a 50% increase over fiscal year 2016.  Additionally, the PR will request $3.4 billion for the European Reassurance Initiative ("ERI"), a program to dissuade further Russian aggression; this reflects a striking 330% increase in ERI funding. The OCO request also includes $41 billion for operations in Afghanistan to support maintaining a larger operating presence, in both troops and bases, than previously projected.
Continuing on the international environment, we believe the decision to delay further troop reductions in Afghanistan, the decision to send U.S. Special Forces advisors into Syria while increasing operational tempo in Iraq and Syria, as well as continued conflict and instability in Yemen, Ukraine and others, argue for continued robust OCO funding. The U.S. and its allies are confronted with a complex, challenging and often violent world where U.S. leadership is still required. We believe this leadership includes assisting in the development of and equipping of allied security forces and related civil institutions to bolster international stability and security.
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

With regard to the greater Middle East, we expect instability to persist, especially given the unknowns brought by Russia’s actions in Syria and elsewhere. Yet, we believe U.S. defense ties and presence throughout the region will continue to be of vital strategic interest to the U.S. and our allies. We believe that base operations and support and maintenance capacity will be key enablers in this environment and we are especially well-positioned to provide these services to both U.S. forces and allied nations.
Current Business Environment
Our contracts typically have a term of three to ten years consisting of a base period of one year with multiple one-year options. We also have a strong history of being awarded a majority of the contract options. Additionally, since our primary customer is the U.S. federal government, we have not historically had significant issues with bad debt. However, given the continued scrutiny by the U.S. government, we could be subjected to regulatory requirements that could require audits at various points within our contracting process. An adverse finding under an audit could result in the disallowance of costs under a U.S. government contract, termination of a U.S. government contract, forfeiture of profits or suspension of payments, which could prove to be impactful to our liquidity, affect our ability to invoice and receive timely payment on our contracts, perform contracts or compete for contracts with the U.S. government. Disapproval of our control systems could result in an adverse outcome.
We cannot be certain that the economic environment or other factors will not continue to adversely impact our business, financial condition or results of operations in the future. We believe that our primary sources of liquidity, such as customer collections and the Senior Credit Facility (as defined below), will enable us to continue to perform under our existing contracts and support further growth of our business. However, adverse conditions, such as a long term credit crisis or sequestration, could adversely affect our ability to obtain additional liquidity or refinance existing indebtedness at acceptable terms or at all. See "Item 1A. Risk Factors - Economic conditions could impact our business" for a discussion of the risks associated with current economic conditions.
Notable events for the year ended December 31, 2015 and to date

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

•
In January 2015, DynLogistics was awarded a contract from the U.S. Department of State to provide life support services on the Afghanistan Life Support Services ("ALiSS") contract. DI is one of two awardees on the IDIQ contract which has one base year with four, one-year options with a total potential contract value of $540 million. A subsequent change increased the total potential contract value to $750 million.

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

•
In March 2015, DynAviation announced the award of a contract modification to continue to provide aviation maintenance services throughout the TASM-O region under the Army AFM contract. The contract modification has a one-year period of performance for a total value of $56.0 million.

•
In April 2015, the U.S. Air Force awarded DynLogistics a new task order under the Air Force Contract Augmentation Program III ("AFCAP III") to provide support services for fire alarm systems and fire suppression systems at Al Dhafra Air Base, UAE. The task order has a one-year base period with a four-month option period and a possible six-month extension for a total contract value of $1.1 million.

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

•
In June 2015, DynLogistics announced the award of the two new task orders under AFCAP III to provide Air Traffic Management Services at Forward Operating Base ("FOB") Fenty and Fire Emergency Services ("FES") Equipment Services. The competitively awarded task orders have a one-year period of performance with a total contract value of $1.6 million and a one-year base period and 77-day option period with a total potential value of $1.6 million, respectively.

•
In June 2015, DynLogistics was awarded a contract modification to continue supporting the U.S. Government in the Republic of the Philippines. The third of four, one-year options is valued at $18.3 million.

•
In June 2015, the Company was selected to bid for task orders under the Air Force Contract Augmentation Program IV in support of base operations and logistical support services. The contract is a competitively-awarded IDIQ vehicle with a one-year base year and four one-year options with a potential value of $5 billion.

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

•
In September 2015, DynAviation finalized negotiations with the Department of State regarding the INL Air Wing program and definitized an agreement for a 12-month extension of services. The extension has a total potential value of $317.4 million.

•
In October 2015 we received notification of a new competitive range decision that reinstated our proposal back into the competitive range for the recompete of the INL Air Wing program regarding services after October 2016.

•
In October 2015, DynAviation was notified by the State of California that we were re-awarded the CAL FIRE contract following a customer driven recompete for the expansion of contractual scope. The new contract award has a one-year base period and three one-year options with a total potential contract value of $155.2 million.

•
In November 2015, DynAviation was awarded a foreign military sale contract comprised of a two-year base period and three one-year options periods to provide maintenance management and support for Saudi Arabia's Land Forces Aviation Command. The contract has a total potential value of $160.4 million.

•
In March 2016, DynLogistics was awarded the G4 Worldwide Logistics Support contract from the United States Army's Intelligence and Security Command to provide multi-disciplined engineering, facilities and logistical support. The contract has a one-year base period, with four one-year options and a total potential contract value of $320.5 million.

Results of Operations
The results of operations presented are for the years ended December 31, 2015, December 31, 2014, and December 31, 2013.

Delta Tucker Holdings, Inc. Results of Operations for the years ended December 31, 2015, December 31, 2014, and December 31, 2013
The following table sets forth our consolidated statements of operations, both in dollars and as a percentage of revenue, for the years ended December 31, 2015, December 31, 2014, and December 31, 2013:

	For the years ended
	December 31, 2015		December 31, 2014		December 31, 2013
(Amounts in thousands)
Revenue	$1,923,177	100.0%	$2,252,309	100.0%	$3,287,184	100.0%
Cost of services	(1,721,679)	(89.5)%	(2,072,865)	(92.0)%	(2,987,253)	(90.9)%
Selling, general and administrative expenses	(144,675)	(7.5)%	(146,881)	(6.5)%	(149,925)	(4.6)%
Depreciation and amortization expense	(34,986)	(1.8)%	(48,582)	(2.2)%	(48,628)	(1.5)%
Earnings from equity method investees	140	—%	10,077	0.4%	4,570	0.1%
Impairment of goodwill, intangibles and long lived assets	(96,696)	(5.0)%	(214,004)	(9.5)%	(312,728)	(9.5)%
Operating loss	(74,719)	(3.8)%	(219,946)	(9.8)%	(206,780)	(6.4)%
Interest expense	(68,824)	(3.6)%	(70,783)	(3.1)%	(78,826)	(2.4)%
Loss on early extinguishment of debt	—	—%	(1,362)	(0.1)%	(703)	—%
Interest income	110	—%	221	—%	157	—%
Other income (expense), net	3,968	0.2%	3,680	0.2%	(810)	—%
Loss before income taxes	(139,465)	(7.2)%	(288,190)	(12.8)%	(286,962)	(8.8)%
Benefit for income taxes	8,672	0.5%	20,570	0.9%	37,461	1.1%
Net loss	(130,793)	(6.7)%	(267,620)	(11.9)%	(249,501)	(7.7)%
Noncontrolling interests	(1,809)	(0.1)%	(2,160)	(0.1)%	(4,235)	(0.1)%
Net loss attributable to Delta Tucker Holdings, Inc.	$(132,602)	(6.8)%	$(269,780)	(12.0)%	$(253,736)	(7.8)%
Results of Operations 2015 vs 2014
Revenue — Revenue for the year ended December 31, 2015 was $1,923.2 million, a decrease of $329.1 million, or (14.6)%, compared to the year ended December 31, 2014. The decrease was primarily driven by the continued drawdown of U.S. forces in Afghanistan, which impacted the demand for services under our LOGCAP IV contract, lower volume on the CivPol task orders, and the completion of the Afghanistan Ministry of Defense Program ("AMDP"), the Combined Security Transition Command Afghanistan ("CSTC-A"), Counter Narcotics Terrorism Program Office ("CNTPO") and certain other contracts, partially offset by new contracts, including T-34/T-44/T-6, and Future Flexible Acquisition and Sustainment Tool ("F2AST"). See further discussion of our revenue results in the "Results by Segment" section below.
Cost of services — Cost of services are comprised of direct labor, direct material, overhead, subcontractors, travel, supplies and other miscellaneous costs. Cost of services for the year ended December 31, 2015 was $1,721.7 million, a decrease of $351.2 million, or (16.9)%, compared to the year ended December 31, 2014. The decrease in Cost of services was primarily driven by a reduction in demand for services, consistent with the decline in revenue, as discussed above. As a percentage of revenue, Cost of services improved to 89.5% for the year ended December 31, 2015 compared to 92.0% for the year ended December 31, 2014, primarily due to a one-time $35.0 million charge during the year ended December 31, 2014 on a certain U.S. Air Force contract related to a contract dispute. See further discussion of the impact of program margins in the "Results by Segment" section below.
Selling, general and administrative expenses — SG&A primarily relates to functions such as management, legal, financial accounting, contracts and administration, human resources, management information systems, purchasing, and business development. SG&A decreased by $2.2 million, or 1.5%, to $144.7 million during the year ended December 31, 2015 primarily as a result of the decrease in severance expense combined with our cost reduction initiatives, partially offset by higher legal costs during the year ended December 31, 2015. SG&A as a percentage of revenue was 7.5% for the year ended December 31, 2015 compared to 6.5% for the year ended December 31, 2014 as a result of the decline in revenue outpacing general and administrative reductions and the higher legal costs noted above.
Depreciation and amortization — Depreciation and amortization during the year ended December 31, 2015 was $35.0 million, a decrease of $13.6 million, or 28.0%, compared to the year ended December 31, 2014. The decrease was primarily due to the non-cash impairment charge during the fourth quarter of 2014 which provided a new cost basis of the customer-related intangible assets ("CRI") as of December 31, 2014. The new cost basis of the CRI will be amortized over the remaining useful life of the asset.
Earnings from equity method investees — Earnings from equity method investees include our proportionate share of the income of our equity method investees deemed to be operationally integral to our business, such as Partnership for Temporary Housing LLC ("PaTH"), Contingency Response Services LLC ("CRS"), Global Response Services LLC ("GRS") and Global Linguist Solutions ("GLS"). Earnings from operationally integral unconsolidated affiliates for the year ended December 31, 2015 was $0.1 million, a decrease of $9.9 million compared to the year ended December 31, 2014. The decrease was primarily as a result of equity method income recognized upon the receipt of a $9.6 million distribution from GLS related to the finalization of Form 1s in February 2014 allowing GLS to submit previous invoices for recovery.
Impairment of goodwill, intangibles and long lived assets — Impairment for the years ended December 31, 2015 and December 31, 2014 was $96.7 million and $214.0 million, respectively. Impairments in 2015 were due to the $86.8 million impairment of goodwill, the $5.2 million impairment of certain intangibles and indefinite-lived tradename and the $4.7 million impairment of assets held for sale. Of the $214.0 million recorded in 2014, $164.9 million related to goodwill, $33.4 million related to customer-relationship intangibles and $14.5 million related to indefinite-lived tradename, with the remainder related to impairments of helicopters and software. See Note 2 and Note 3 to the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion.
Interest expense — Interest expense for the year ended December 31, 2015 was $68.8 million, a decrease of $2.0 million, or (2.8)%, compared to the year ended December 31, 2014. The decrease is the result of the reduction of the principal balance of our Term Loan by $90.0 million of principal prepayments during the year ended December 31, 2014.
Loss on early extinguishment of debt — Loss on early extinguishment of debt was zero as we made no principal payments on the Term Loan during the year ended December 31, 2015. Loss on early extinguishment of debt of $1.4 million for the year ended December 31, 2014 was attributable to principal prepayments on our Term Loan totaling $90.0 million. Deferred financing costs associated with the additional prepayment were expensed and recorded to Loss on early extinguishment of debt.
Other income (expense), net — Other income (expense) for the year ended December 31, 2015 was $4.0 million, an increase of $0.3 million compared to the year ended December 31, 2014, primarily as a result of earnings recognized from Babcock DynCorp Limited ("Babcock"), sublease income, and gains/losses from asset dispositions.
Income taxes — Our effective tax rate consists of federal and state statutory rates, certain permanent differences and discrete items. The effective tax rate for the year ended December 31, 2015 was 6.2%, as compared to 7.1% for the year ended December 31, 2014. The effective tax rate for the year ended December 31, 2015 was driven primarily by the impact of the goodwill impairment and our valuation allowance taken during the year ended December 31, 2015. See Note 4 to the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion of income taxes.
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

Results by Segment
The following tables set forth the revenue, both in dollars and as a percentage of our consolidated revenue, operating income and operating margin for our operating segments for the years ended December 31, 2015, December 31, 2014, and December 31, 2013. See Note 11 to the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion.

	For the years ended
	December 31, 2015		December 31, 2014		December 31, 2013

(Amounts in thousands)	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue
DynAviation	$1,276,062	66.4%	$1,204,417	53.5%	$1,373,635	41.8%
DynLogistics	647,142	33.6%	1,045,200	46.4%	1,920,715	58.4%
Headquarters / Other (1)	(27)	—%	2,692	0.1%	(7,166)	(0.2)%
Consolidated revenue	$1,923,177	100.0%	$2,252,309	100.0%	$3,287,184	100.0%

	Operating (Loss) Income	(Loss) Profit Margin	Operating Loss	Loss Margin	Operating (Loss) Income	(Loss) Profit Margin
DynAviation	$(69,240)	(5.4)%	$(61,501)	(5.1)%	$(194,701)	(14.2)%
DynLogistics	42,496	6.6%	(67,097)	(6.4)%	36,243	1.9%
Headquarters / Other (2)	(47,975)		(91,348)		(48,322)
Consolidated operating (loss) / income	$(74,719)		$(219,946)		$(206,780)

(1)	Represents revenue earned on shared service arrangements for general and administrative services provided to unconsolidated joint ventures and elimination of intercompany items between segments.

(2)
Headquarters operating loss primarily relates to amortization of intangible assets and other costs that are not allocated to segments and are not billable to our U.S. government customers, partially offset by equity method investee income.

Results by Segment 2015 vs 2014
DynAviation
Revenue of $1,276.1 million increased $71.6 million, or 5.9%, for the year ended December 31, 2015 compared to the year ended December 31, 2014. The change was primarily as a result of increased content from T-6 Contractor Operated and Maintained Base Supply ("T-6 COMBS"), Sheppard Air Force Base ("Sheppard AFB"), Theater Aviation Sustainment Manager - OCONUS ("TASM-O"), and MD530 subcontracts, new business from Naval Aviation Warfighting Development Center ("NAWDC"), T-34/T-44/T-6 and F2AST contracts and continued organic growth in our Middle East contracts, Advanced Military Maintenance, Repair and Overhaul Center ("AMMROC"), and the Saudi Arabian National Guard ("SANG") contract. The increase in revenue was partially offset by lower content on International Narcotics Law Enforcement Air Wing ("INL Air Wing") program and the completion of CNTPO, C20, and C21 programs and certain task orders under the Contract Field Teams ("CFT") program. Challenges to future revenue growth as a result of an increasingly competitive environment and delays in the government procurement environment could result in future declines within the DynAviation segment.
Operating loss of $69.2 million for the year ended December 31, 2015 as compared to $61.5 million for the year ended December 31, 2014 was primarily due to the goodwill impairment charge of $86.8 million on our goodwill associated with our Aviation reporting unit, the completion of contracts that historically commanded higher margins, costs associated with the exit of the FAA Part 135 commuter and on demand operations line of business at Heliworks, contract losses on new U.S. Navy programs, and lower content on INL Air Wing. The operating loss for the year ended December 31, 2014 was primarily as a result of the goodwill impairment charge of $74.1 million on our goodwill associated with our Aviation and Air Wing reporting units, decrease in revenue discussed above, additional contract loss recorded during the third quarter of 2014 on a U.S. Air Force contract related to a contract dispute, and a change in contract mix on the TASM-O task order, moving under the AFM contract vehicle.
DynLogistics
Revenue of $647.1 million decreased $398.1 million, or 38.1%, for the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily as a result of reductions in manning, materials and other direct costs under the AOR task order under the LOGCAP IV program. Additionally, revenue was impacted by descoping the Philippines Operations Support ("POS") contract, lower volume on the Civilian Police ("CivPol") task orders and the completion of AMDP, CSTC-A, and certain other contracts. This decline was partially offset by the new Afghanistan Ministry of Interior and Afghanistan Ministry of Defense task orders under the United States Army Contracting Command and growth in our national strategic programs portfolio.

Operating income of $42.5 million for the year ended December 31, 2015 as compared to an operating loss of $67.1 million for the year ended December 31, 2014 was primarily due to the goodwill impairment charge of $90.7 million associated with our LSS reporting unit during the year ended December 31, 2014, the definitization of cost and fee on certain legacy programs in 2015, the execution of an agreement to end our LOGCAP IV collaborative fee sharing arrangement and the decrease in revenue discussed above.
Results by Segment 2014 vs 2013
DynAviation
Revenue of $1,204.4 million decreased $169.2 million, or 12.3%, for the year ended December 31, 2014 compared to the year ended December 31, 2013. The change was primarily as a result of the decrease in demand resulting from the descoping of the INL Air Wing program in Iraq in addition to a reduction in volume of certain task orders under the CFT and CNTPO programs, and the completion of the G222 and Columbus Support Division contracts. The decrease in revenue was partially offset by the MAISR program.
Operating loss of $61.5 million for the year ended December 31, 2014 compared to the operating loss of $194.7 million for the year ended December 31, 2013 was primarily as a result of the goodwill impairment charge of $74.1 million on our goodwill associated with our Aviation and Air Wing reporting units, decrease in revenue discussed above, additional contract loss recorded during the third quarter of 2014 on a U.S. Air Force contract related to a contract dispute, and a change in contract mix on the TASM-O task order, moving under the AFM contract vehicle. Operating loss as a percentage of revenue decreased to 5.1% for the year ended December 31, 2014 as compared to 14.2% for the year ended December 31, 2013.
DynLogistics
Revenue of $1,045.2 million decreased $875.5 million, or 45.6%, for the year ended December 31, 2014 compared to the year ended December 31, 2013 primarily as a result of reductions in manning, materials and other direct costs under the AOR task order under the LOGCAP IV program. We are currently in negotiations with the LOGCAP IV customer to finalize our fee related to undefinitized work performed on LOGCAP IV. We are working with our customer to complete the contract actions that will allow us to bill and collect our receivables. If we cannot reach an agreement with the customer, we believe we have other avenues to pursue resolution, including the claims process. Additionally, revenue was impacted by descoping on the AMDP and CSTC-A contracts, and lower volume on the CivPol task orders, as well as the completion of the WPS program in Iraq. This decline was partially offset by revenue from programs including AFRICAP, the WRM II program, and the new task order for the Criminal Justice Program Support ("CJPS") in Haiti.
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
Subject to our ability to extend or refinance the Revolver as part of any potential refinancing actions to address the upcoming maturity of our Senior Credit Facility, we believe our cash flow from operations and our available borrowings will be adequate to meet our liquidity needs for the next twelve months. However, our cash flow from operations is heavily dependent upon billing and collection of our accounts receivable and access to our Revolver for the next twelve months is dependent upon (1) our meeting financial and non-financial covenants and (2) extending the maturity of the Revolver through an amendment to the Senior Credit Facility or otherwise refinancing the Senior Credit Facility, including such Revolver debt, prior to its scheduled maturity in July 2016.
As further described in Note 7 to the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report on Form 10-K, the Company's Senior Credit Facility requires that the Company’s annual financial statements include a report from its independent registered public accounting firm without a qualification as to the Company's ability to continue as a going concern. The Company has obtained approval from its lenders under its Senior Credit Facility to waive this specific requirement until April 30, 2016 in order to provide additional time to address its upcoming debt maturities. The waiver provides certain restrictions on the Company's ability to access Revolver borrowings which are further described in Note 7. If we do not obtain approval from the lenders under the Senior Credit Facility to extend this waiver, we will be in default under the Senior Credit Facility on May 1, 2016 and would not have the benefit of any cure period. Default under the Senior Credit Facility could allow our lenders to declare all amounts outstanding under the Senior Credit Facility to be immediately due and payable.

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
Management believes Days Sales Outstanding ("DSO") is an appropriate way to measure our billing and collections effectiveness. DSO measures the efficiency in collecting our receivables as of the period end date and is calculated based on average daily revenue for the most recent quarter and accounts receivable, net of customer advances, as of the balance sheet date. As of December 31, 2015 and December 31, 2014, DSO was 73 days compared to 80 days, primarily due to favorable timing of payment cycles and the resolution of previously undefinitized work on our LOGCAP IV contract.
We will continue to focus on working capital management and growth in our business as we approach the maturity of our Senior Credit Facility on July 7, 2016. We expect cash to continue to be impacted by operational working capital needs and interest payments on the Senior Credit Facility and the Senior Unsecured Notes.
Cash Flow Analysis
The following table sets forth cash flow data for the periods indicated therein:

	For the years ended
(Amounts in thousands)	December 31, 2015	December 31, 2014	December 31, 2013
Net cash provided by operating activities	$19,572	$25,377	$137,502
Net cash used in investing activities	(2,735)	(4,674)	(7,971)
Net cash used in financing activities	(2,059)	(97,544)	(77,461)
Cash Flows - December 31, 2015 vs December 31, 2014
Operating Activities
Cash provided by operating activities during the year ended December 31, 2015 was $19.6 million as compared to cash provided by operating activities of $25.4 million during the year ended December 31, 2014. Cash provided by operations for the year ended December 31, 2015 was impacted by our net loss position, excluding the impact of non-cash impairments, and our change in working capital. Cash provided by operations for the year ended December 31, 2014 was impacted by our net loss position, excluding the impact of non-cash impairments, our change in working capital and by dividends received from equity method investees.
 Investing Activities
Cash used in investing activities during the year ended December 31, 2015 was $2.7 million as compared to cash used in investing activities during the year ended December 31, 2014 of $4.7 million. Cash used in investing activities during the year ended December 31, 2015 was primarily due to the purchases of capital assets and contributions to GLS partially offset by returns of capital from our Babcock joint venture. Cash used in investing activities during the year ended December 31, 2014 was primarily due to the purchase of fixed assets and the investment in software partially offset by the return of capital from our Babcock joint venture.
Financing Activities
Cash used in financing activities during the year ended December 31, 2015 was $2.1 million compared to $97.5 million of cash used in financing activities during the year ended December 31, 2014. Cash used in financing activities during the year ended December 31, 2015 was primarily the result of payments related to financed insurance. Cash used in financing activities during the year ended December 31, 2014 was primarily the result of the $90.0 million prepayment on our Term Loan as well as payments related to financed insurance.

Cash Flows - December 31, 2014 vs December 31, 2013
Operating Activities
Cash provided by operating activities during the year ended December 31, 2014 was $25.4 million as compared to cash provided by operating activities of $137.5 million during the year ended December 31, 2013. Cash provided by operations for the year ended December 31, 2014 was impacted by our net loss position, excluding the impact of non-cash impairments, our change in working capital and by dividends received from equity method investees. Cash provided by operations for the year ended December 31, 2013 was impacted by our net loss position, excluding the impact of non-cash impairments, coupled with working capital improvements resulting from the collection of accounts receivable partially offset by the utilization of prepaid expenses and cash expended to reduce accounts payable.
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
Financing Activities
Cash used in financing activities during the year ended December 31, 2014 was $97.5 million compared to $77.5 million of cash used in financing activities during the year ended December 31, 2013. Cash used in financing activities during the year ended December 31, 2014 was primarily the result of the $90.0 million prepayment on the Term Loan as well as payments related to financed insurance. Cash used in financing activities during the year ended December 31, 2013 was primarily the result of payments related to financed insurance and a $50.0 million prepayment on the Term Loan.

Financing
Long-term debt consisted of the following:

	Delta Tucker Holdings, Inc.
	December 31, 2015	December 31, 2014
(Amounts in thousands)
10.375% senior unsecured notes	$455,000	$455,000
Term loan	187,272	187,272
Total indebtedness	642,272	642,272
Less current portion of long-term debt	(187,272)	—
Total long-term debt	$455,000	$642,272
In connection with the Merger on July 7, 2010, substantially all of DynCorp International's debt outstanding as of April 2, 2010 was repaid and replaced with new debt described below. Due to principal prepayments made on our Term Loan in 2011, we have satisfied our responsibility to make quarterly principal payments through July 7, 2016.
The weighted-average interest rate as of December 31, 2015 and December 31, 2014 for our debt was 9.2% excluding the impact of deferred financing fees. There were no interest rate hedges in place during the years ended December 31, 2015 and December 31, 2014.
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
The Senior Credit Facility is secured by substantially all of our assets and is guaranteed by substantially all of our subsidiaries. As of December 31, 2015, the Senior Credit Facility provided for a $187.3 million term loan facility ("Term Loan") and a $144.8 million Revolver, which includes a $100.0 million letter of credit subfacility. As of December 31, 2015 and December 31, 2014, the available borrowing capacity under the Senior Credit Facility was approximately $102.2 million and $108.1 million, respectively, which allows for up to $42.6 million and $36.7 million in additional letters of credit, respectively. Giving effect to the waiver described below, available borrowing capacity under the Senior Credit Facility as of the date of this report (taking into account the existing $42.6 million in issued letters of credit) would be approximately $29.8 million. The maturity date on the Term Loan and Revolver is July 7, 2016. Amounts borrowed under our Revolver are used to fund operations. Refer to Note 7 for further discussion of the Senior Credit Facility.
The Company's Senior Credit Facility requires that the Company’s annual financial statements include a report from its independent registered public accounting firm without a qualification as to the Company's ability to continue as a going concern. The Company has obtained approval from its lenders under its Senior Credit Facility to waive this specific requirement until April 30, 2016 in order to provide additional time to address its upcoming debt maturities. If we do not obtain approval from the lenders under the Senior Credit Facility to extend this waiver, we will be in default under the Senior Credit Facility on May 1, 2016 and would not have the benefit of any cure period.  Default under the Senior Credit Facility could allow our lenders to declare all amounts outstanding under the Senior Credit Facility to be immediately due and payable.
The waiver provides that we may not make further Revolver borrowings or request letters of credit (other than letters of credit to replace existing letters of credit with an expiry date during, or within two business days after the end of, the waiver period) if the aggregate outstanding amount of revolving loans and letters of credit exceeds 50% of the Revolver commitment. In addition, during the waiver period, any proceeds of revolving loans may only be used for working capital purposes and in the ordinary course of business for other general corporate purposes. The Company may not use the proceeds of revolving loans for dividends, prepayments of any junior debt or acquisition financing.
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
As of December 31, 2015 and December 31, 2014, the applicable interest rates for outstanding balances under our Term Loan were 6.25% and 6.25%, respectively.
Interest Rates on Letter of Credit Subfacility and Unused Commitment Fees
The letter of credit subfacility bears interest at the applicable margin for Eurocurrency Rate loans, which ranges from 4.0% to 4.5%. The unused commitment fee on our Revolver ranges from 0.50% to 0.75% depending on the Secured Leverage Ratio, as defined in the Senior Credit Facility. Interest payments on both the letter of credit subfacility and unused commitments are payable quarterly in arrears. As of December 31, 2015 and December 31, 2014 the applicable interest rates for our letter of credit subfacility and our interest rates for our unused commitment fees were 4.25% and 4.00% and 0.50% and 0.50%, respectively, for both periods. All of our letters of credit are also subject to a 0.25% fronting fee.
Principal Payments
Our Senior Credit Facility contains an annual requirement to use a portion of our Excess Cash Flow, as defined in the Credit Facility, to make additional principal payments. The first requirement was in 2012 based on annual financial results for the year ended December 31, 2012. Based on the annual financial results for the years ended December 31, 2014, December 31, 2013 and December 31, 2012 we were not required to make additional principal payments under the Excess Cash Flow requirement. Based on our annual financial results for the year ended December 31, 2015 we are required to make an additional principal payment of $4.6 million under the Excess Cash Flow requirement by April 6, 2016. Additional principal payments could be required in future years based on net proceeds received from items such as tax refunds or disposition of assets or lines of business. Pursuant to our Term Loan facility quarterly principal payments are required, however, the principal prepayments made in 2011 were applied to the future scheduled maturities and satisfied our responsibility to make quarterly principal payments through July 7, 2016.
During the year ended December 31, 2015, we made no principal payments on the Term Loan. During the year ended December 31, 2014, we made principal payments of $90.0 million on the Term Loan. Deferred financing costs associated with the prepayments totaled $1.4 million and were expensed and included in Loss on early extinguishment of debt in our consolidated statement of operations for the year ended December 31, 2014. There were no penalties associated with the prepayments.
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
The interest coverage ratio is the ratio of Consolidated EBITDA to Consolidated Interest Expense, as defined in the Senior Credit Facility. Effective with the Fourth Amendment, the interest coverage ratios are set forth below as follows:

Period Ending	Interest Coverage Ratio
December 31, 2015	1.05 to 1.0
March 25, 2016	1.15 to 1.0
June 24, 2016	1.20 to 1.0
June 25, 2016 and thereafter	1.30 to 1.0

For the years ended December 31, 2015 and December 31, 2014 we were in compliance with our financial maintenance covenants. The fair value of our borrowings under our Senior Credit Facility approximates 96.0% and 99.3% of the carrying amount based on quoted values as of December 31, 2015 and December 31, 2014, respectively.
In the event we fail to comply with the covenants specified in the Senior Credit Facility and the Indenture governing our Senior Unsecured Notes, we may be in default.
Senior Unsecured Notes
On July 7, 2010, DynCorp International completed an offering of $455 million in aggregate principal of 10.375% senior unsecured notes (the "Senior Unsecured Notes"). The initial purchasers were Bank of America Securities LLC, Citigroup Global Markets Inc., Barclays Capital Inc. and Deutsche Bank Securities Inc. The Senior Unsecured Notes were issued under an indenture dated July 7, 2010 (the "Indenture"), by and among us, the guarantors party thereto (the "Guarantors"), including DynCorp International, and Wilmington Trust, National Association (as successor by merger to Wilmington Trust FSB), as trustee. The Senior Unsecured Notes mature on July 1, 2017. Interest on the Senior Unsecured Notes commenced on January 1, 2011 and is payable on January 1 and July 1 of each year. The balance of our Senior Unsecured Notes was $455.0 million as of both December 31, 2015 and December 31, 2014.
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
We can redeem the Senior Unsecured Notes, in whole or in part, at defined call prices, plus accrued interest through the redemption date. The Indenture requires us to repurchase the Senior Unsecured Notes at defined prices in the event of certain specified triggering events, including certain asset sales and change of control events. The fair value of the Senior Unsecured Notes is based on their quoted market value. As of December 31, 2015 and December 31, 2014, the quoted market value of the Senior Unsecured Notes was approximately 74.3% and 82.0%, respectively, of stated value.

We or our affiliates may, from time to time, purchase our Senior Unsecured Notes. Any such future purchases may be made through open market or privately negotiated transactions with third parties or pursuant to one or more tender or exchange offers or otherwise, upon such terms and at such prices as we or any such affiliates may determine.

Contractual Commitments
The following table represents our contractual commitments associated with our debt and other obligations as of December 31, 2015:

	Calendar Years (1)
(Amounts in thousands)	2016	2017	2018	2019	2020	Thereafter	Total
Term Loan (2)	$187,272	$—	$—	$—	$—	$—	$187,272
Senior Unsecured Notes	—	455,000	—	—	—	—	455,000
Interest on indebtedness (3)	54,570	23,603	—	—	—	—	78,173
Operating leases (4)	21,180	14,562	9,664	5,083	4,125	10,261	64,875
Liability on uncertain tax positions(5)	—	3,293	—	—	—	—	3,293
Total contractual obligations	$263,022	$496,458	$9,664	$5,083	$4,125	$10,261	$788,613

(1)	As of December 31, 2015, there were no amounts outstanding under our Revolver.

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

(3)
Based on our current debt structure, interest expense was calculated using interest rates of: (i) 10.375% for our Senior Unsecured Notes, (ii) 6.25% for our Term Loan, (iii) 4.00% for our Letters of Credit currently outstanding and (iv) 0.75% for the unused borrowing capacity available under our Revolver.

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

Non-GAAP Measures
We define EBITDA as GAAP net (loss) income attributable to Delta Tucker Holdings, Inc. adjusted for interest expense, taxes and depreciation and amortization. Adjusted EBITDA is calculated by adjusting EBITDA for the items described in the table below. We use EBITDA and Adjusted EBITDA as supplemental measures in the evaluation of our business and believe that EBITDA and Adjusted EBITDA provide a meaningful measure of operational performance on a consolidated basis because it eliminates the effects of period to period changes in taxes, costs associated with capital investments and interest expense and is consistent with one of the measures we use to evaluate management’s performance for incentive compensation. In addition, all adjustments to arrive at Adjusted EBITDA as presented in the table below correspond to the definition of Consolidated EBITDA used in the Senior Secured Credit Facilities and the definition of EBITDA used in the Indenture governing the Senior Unsecured Notes to test the permissibility of certain types of transactions, including debt incurrence. Neither EBITDA nor Adjusted EBITDA is a financial measure calculated in accordance with GAAP. Accordingly, they should not be considered in isolation or as substitutes for net (loss) income attributable to Delta Tucker Holdings, Inc. or other financial measures prepared in accordance with GAAP.
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

	Delta Tucker Holdings, Inc.
	For the years ended
	December 31, 2015	December 31, 2014	December 31, 2013

(Amount in thousands)	(unaudited)
Net loss attributable to Delta Tucker Holdings, Inc.	$(132,602)	$(269,780)	$(253,736)
Benefit for income tax	(8,672)	(20,570)	(37,461)
Interest expense, net of interest income	68,714	70,562	78,669
Depreciation and amortization(1)	37,254	49,707	50,279
EBITDA	(35,306)	(170,081)	(162,249)
Non-recurring or unusual gains or losses or income or expenses and non-cash impairments (2)	119,406	255,613	323,930
Employee share based compensation, severance, relocation and retention expense (3)	7,026	9,531	6,444
Cerberus fees (4)	4,062	2,415	1,899
Annualized operational efficiencies (5)	2,094	8,828	11,798
Other (6)	(1,139)	2,710	(1,367)
Adjusted EBITDA	$96,143	$109,016	$180,455

(1)
Includes certain depreciation and amortization amounts which are classified as Cost of services in the consolidated statements of operations of Delta Tucker Holdings, Inc. included elsewhere in this Annual Report on Form 10-K.

(2)
Includes the $86.8 million impairment of goodwill within the Aviation reporting unit and the impairment of certain intangibles, indefinite-lived tradename and assets held for sale of $9.9 million in 2015, the impairment of goodwill within the LSS, Aviation and Air Wing reporting units in 2014, the impairment of customer-relationship intangibles and indefinite-lived tradename in 2014, a one-time charge related to a certain contract of $35 million as defined in the Fourth Amendment to the Senior Credit Facility in 2014, as well as certain unusual income and expense items, as defined in the Indenture and Senior Credit Facility. See Note 3 and Note 7 to the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(3)	Includes post-employment benefit expense related to severance in accordance with ASC 712 - Compensation, relocation expenses, retention expense and share based compensation expense.

(4)	Includes Cerberus Operations and Advisory Company expenses, net of recovery.

(5)
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

Off-Balance Sheet Arrangements
As of December 31, 2015, we did not have any material off-balance sheet arrangements as defined under SEC rules.
Effects of Inflation
We have generally been able to anticipate increases in costs when pricing our contracts. Bids for longer term fixed-price and time-and-materials type contracts typically include sufficient labor and other cost escalations in amounts expected to cover cost increases over the periods of performance. The majority of our contracts are cost-reimbursable type contracts, which consequently, eliminate the impact of inflation. Costs and revenue include an inflationary increase that commensurates with the general economy in which we operate. As such, Net loss attributable to Delta Tucker Holdings, Inc. has not been materially impacted by inflation.
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
The recoverability of long-lived assets, including property and equipment and finite-lived intangible assets, is reviewed when indicators of potential impairments are present. The recoverable value is based upon an assessment of the estimated future cash flows related to those assets, utilizing assumptions similar to those for goodwill. Additional considerations related to our long-lived assets include expected maintenance and improvements, changes in expected uses and ongoing operating performance and utilization. An impairment loss is recognized if the asset value is not determined to be recoverable. See Note 2 and Note 3 for further discussion.
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
Interest Rate Risk
We have interest rate risk primarily related to changes in interest rates on our variable rate debt. We manage our exposure to movements in interest rates through the use of a combination of fixed and variable rate debt. As of December 31, 2015, we had 70.8% of our debt at a fixed rate and 29.2% at a variable rate. Our 10.375% senior notes represent our fixed rate debt, which totaled $455 million as of December 31, 2015. Our Term Loan and Revolver represent our variable rate debt. As of December 31, 2015, the balance of our Term Loan was $187.3 million and we had no borrowings under the Revolver. Borrowings under our variable rate debt bear interest, based on our option, at a rate per annum equal to LIBOR, plus the applicable rate or the Base Rate plus the applicable rate. Both the Term Loan and the Revolver have an interest rate floor of 1.75% for LIBOR borrowings and 2.75% for Base Rate borrowings. The Term Loan interest rate at December 31, 2015 was made up of a 4.50% fixed applicable rate plus a 1.75% floor totaling 6.25%. If LIBOR increases over 1.75% and we continue to have no outstanding Revolver borrowings, each 25 basis point increase would result in $0.5 million in additional interest expense annually. See Note 7 to the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Foreign Currency Exchange Rate Risk
We are exposed to changes in foreign currency rates. At present, we do not utilize any derivative instruments to manage risk associated with foreign currency exchange rate fluctuations. The functional currency of certain foreign operations is the local currency. Accordingly, these foreign entities translate assets and liabilities from their local currencies to U.S. dollars using year-end exchange rates, while income and expense accounts are translated at the average rates in effect during the year. The resulting translation adjustment is recorded in Accumulated other comprehensive loss. Our foreign currency transactional gains and losses were not material for the years ended December 31, 2015 and December 31, 2014, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholder of
Delta Tucker Holdings, Inc.
McLean, Virginia

We have audited the accompanying consolidated balance sheets of Delta Tucker Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, cash flows, and equity (deficit) for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Delta Tucker Holdings, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements for the year ended December 31, 2015, have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company does not have sufficient cash flow to meet its obligation on the Senior Credit Facility at its maturity date of July 7, 2016, which raises substantial doubt about the Company’s ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Deloitte & Touche LLP

Fort Worth, Texas
March 30, 2016

DELTA TUCKER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended
	December 31, 2015	December 31, 2014	December 31, 2013
(Amounts in thousands)
Revenue	$1,923,177	$2,252,309	$3,287,184
Cost of services	(1,721,679)	(2,072,865)	(2,987,253)
Selling, general and administrative expenses	(144,675)	(146,881)	(149,925)
Depreciation and amortization expense	(34,986)	(48,582)	(48,628)
Earnings from equity method investees	140	10,077	4,570
Impairment of goodwill, intangibles and long lived assets	(96,696)	(214,004)	(312,728)
Operating loss	(74,719)	(219,946)	(206,780)
Interest expense	(68,824)	(70,783)	(78,826)
Loss on early extinguishment of debt	—	(1,362)	(703)
Interest income	110	221	157
Other income (expense), net	3,968	3,680	(810)
Loss before income taxes	(139,465)	(288,190)	(286,962)
Benefit for income taxes	8,672	20,570	37,461
Net loss	(130,793)	(267,620)	(249,501)
Noncontrolling interests	(1,809)	(2,160)	(4,235)
Net loss attributable to Delta Tucker Holdings, Inc.	$(132,602)	$(269,780)	$(253,736)
See notes to consolidated financial statements

DELTA TUCKER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the years ended
	December 31, 2015	December 31, 2014	December 31, 2013
(Amounts in thousands)
Net loss	$(130,793)	$(267,620)	$(249,501)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(122)	(131)	(437)
Other comprehensive loss, before tax	(122)	(131)	(437)
Income tax benefit related to items of other comprehensive loss	43	47	157
Other comprehensive loss	(79)	(84)	(280)
Comprehensive loss	(130,872)	(267,704)	(249,781)
Comprehensive loss attributable to noncontrolling interests	(1,809)	(2,160)	(4,235)
Comprehensive loss attributable to Delta Tucker Holdings, Inc.	$(132,681)	$(269,864)	$(254,016)
See notes to consolidated financial statements

DELTA TUCKER HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	As of
	December 31, 2015	December 31, 2014
(Amounts in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$108,782	$94,004
Restricted cash	721	707
Accounts receivable, net of allowances of $16,283 and $4,736, respectively	386,097	448,496
Prepaid expenses and other current assets	58,089	74,200
Assets held for sale	7,913	—
Total current assets	561,602	617,407
Long-term restricted cash	—	952
Property and equipment, net	15,694	23,786
Goodwill	42,093	128,888
Tradenames, net	28,536	28,762
Other intangibles, net	113,479	149,480
Long-term deferred taxes	13,364	5,696
Other assets, net	15,162	27,516
Total assets	$789,930	$982,487
LIABILITIES
Current liabilities:
Current portion of long-term debt	$187,272	$—
Accounts payable	90,610	146,546
Accrued payroll and employee costs	100,681	93,707
Deferred income taxes	27,334	31,477
Accrued liabilities	114,718	130,026
Liabilities held for sale	784	—
Income taxes payable	8,130	4,424
Total current liabilities	529,529	406,180
Long-term debt	455,000	642,272
Other long-term liabilities	13,571	11,312
Total liabilities	998,100	1,059,764
DEFICIT
Common stock, $0.01 par value – 1,000 shares authorized and 100 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively.	—	—
Additional paid-in capital	554,379	552,894
Accumulated deficit	(767,981)	(635,379)
Accumulated other comprehensive loss	(360)	(281)
Total deficit attributable to Delta Tucker Holdings, Inc.	(213,962)	(82,766)
Noncontrolling interests	5,792	5,489
Total deficit	(208,170)	(77,277)

Total liabilities and deficit	$789,930	$982,487
See notes to consolidated financial statements

DELTA TUCKER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended
	December 31, 2015	December 31, 2014	December 31, 2013
(Amounts in thousands)
Cash flows from operating activities
Net loss	$(130,793)	$(267,620)	$(249,501)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	37,254	49,707	50,279
Amortization of deferred loan costs	6,534	6,129	6,827
Allowance for losses on accounts receivable	(814)	3,182	465
Loss on early extinguishment of debt, net	—	1,362	703
Loss on impairment of goodwill, intangibles and long-lived assets	96,696	214,004	312,728
Earnings from equity method investees	(3,979)	(12,368)	(3,737)
Distributions from equity method investees	2,565	9,739	7,569
Deferred income taxes	(11,811)	(22,650)	(61,538)
Share based compensation	379	3,184	490
Other	2,277	275	(368)
Changes in assets and liabilities:
Restricted cash	939	—	—
Accounts receivable	61,462	125,458	203,012
Prepaid expenses and other current assets	12,329	40,650	(41,656)
Accounts payable and accrued liabilities	(58,965)	(124,964)	(91,328)
Income taxes payable	5,499	(711)	3,557
Net cash provided by operating activities	19,572	25,377	137,502
Cash flows from investing activities
Purchase of property and equipment	(3,179)	(8,712)	(7,628)
Proceeds from sale of property and equipment	526	44	182
Purchase of software	(1,555)	(1,631)	(2,718)
Return of capital from equity method investees	4,590	5,625	2,223
Contributions to equity method investees	(3,117)	—	(30)
Net cash used in investing activities	(2,735)	(4,674)	(7,971)
Cash flows from financing activities
Borrowings on indebtedness	218,800	118,000	745,900
Payments on indebtedness	(218,800)	(208,000)	(796,537)
Payments of deferred financing cost	—	(1,740)	(2,139)
Borrowings under other financing arrangements	—	20,214	9,431
Payments under other financing arrangements	(2,055)	(24,321)	(29,734)
Equity contribution from affiliates of Cerberus	1,000	—	—
Payment of dividends to noncontrolling interests	(1,004)	(1,697)	(4,382)
Net cash used in financing activities	(2,059)	(97,544)	(77,461)
Net increase (decrease) in cash and cash equivalents	14,778	(76,841)	52,070
Cash and cash equivalents, beginning of period	94,004	170,845	118,775
Cash and cash equivalents, end of period	$108,782	$94,004	$170,845
Income taxes paid, net of receipts	$(2,718)	$(4,601)	$(13,874)
Interest paid	$(62,025)	$(65,045)	$(71,875)
See notes to consolidated financial statements

DELTA TUCKER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

(Amounts in thousands)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity (Deficit) Attributable to Delta Tucker Holdings, Inc.	Noncontrolling Interests	Total Equity (Deficit)
Balance at December 31, 2012	—	$—	$549,322	$(111,863)	$83	$437,542	$8,212	$445,754
Share based compensation, net	—	—	490	—	—	490	—	490
Comprehensive loss attributable to Delta Tucker Holdings, Inc.	—	—	—	(253,736)	(280)	(254,016)	4,235	(249,781)
DIFZ financing, net of tax	—	—	(231)	—	—	(231)	—	(231)
Dividends declared to noncontrolling interest	—	—	—	—	—	—	(6,572)	(6,572)
Balance at December 31, 2013	—	$—	$549,581	$(365,599)	$(197)	$183,785	$5,875	$189,660
Share based compensation, net	—	—	3,184	—	—	3,184	—	3,184
Comprehensive loss attributable to Delta Tucker Holdings, Inc.	—	—	—	(269,780)	(84)	(269,864)	2,160	(267,704)
DIFZ financing, net of tax	—	—	129	—	—	129	—	129
Dividends declared to noncontrolling interest	—	—	—	—	—	—	(2,546)	(2,546)
Balance at December 31, 2014	—	$—	$552,894	$(635,379)	$(281)	$(82,766)	$5,489	$(77,277)
Share based compensation, net	—	—	379	—	—	379	—	379
Comprehensive loss attributable to Delta Tucker Holdings, Inc.	—	—	—	(132,602)	(79)	(132,681)	1,809	(130,872)
Capital contribution	—	—	1,000	—	—	1,000	—	1,000
DIFZ financing, net of tax	—	—	106	—	—	106	—	106
Dividends declared to noncontrolling interest	—	—	—	—	—	—	(1,506)	(1,506)
Balance at December 31, 2015	—	$—	$554,379	$(767,981)	$(360)	$(213,962)	$5,792	$(208,170)
See notes to consolidated financial statements

DELTA TUCKER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2015, December 31, 2014 and December 31, 2013

Note 1 — Significant Accounting Policies and Accounting Developments
Unless the context otherwise indicates, references herein to "we," "our," "us," or "the Company" refer to Delta Tucker Holdings, Inc. and our consolidated subsidiaries. The Company was incorporated in the state of Delaware on April 1, 2010. On July 7, 2010, DynCorp International Inc. ("DynCorp International") completed a merger with Delta Tucker Sub, Inc., a wholly owned subsidiary of the Company. Pursuant to the Agreement and Plan of Merger dated as of April 11, 2010, Delta Tucker Sub, Inc. merged with and into DynCorp International, with DynCorp International becoming the surviving corporation and a wholly-owned subsidiary of the Company (the "Merger"). Since Cerberus Capital Management, L.P. ("Cerberus") indirectly owns all of our outstanding equity, DynCorp International’s stock is no longer publicly traded as of the Merger.
These consolidated financial statements have been prepared, pursuant to accounting principles generally accepted in the United States of America ("GAAP").
Pending Debt Maturities
As described in Note 7, our Senior Credit Facility and Senior Unsecured Notes mature on July 7, 2016 and July 1, 2017, respectively. As of December 31, 2015, the total outstanding principal amount of the Company’s indebtedness was $642.3 million, consisting of $187.3 million of borrowings under the Senior Credit Facility and $455.0 million of the Senior Unsecured Notes. In the absence of a refinancing transaction or series of transactions, the Company does not have sufficient projected cash flows to pay the principal and accumulated unpaid interest on the Senior Credit Facility and Senior Unsecured Notes when those instruments mature on July 7, 2016 and July 1, 2017, respectively. As described below, the Company has received a waiver until April 30, 2016 related to a covenant violation that could significantly accelerate the maturity of these instruments.
The Company is actively engaged in the process of addressing the upcoming debt maturities by refinancing the Senior Credit Facility and the Senior Unsecured Notes. However, there can be no assurances that we will be able to do so with terms that are favorable to us or at all. If we are unable to enter into an amendment to extend the maturity or otherwise refinance the Senior Credit Facility prior to: (i) the expiration of the waiver related to the covenant violation discussed below, (ii) the scheduled maturity date of the Senior Credit Facility, or (iii) any other event which could result in an acceleration of the maturity date, then the failure to pay all amounts due under the Senior Credit Facility at maturity or upon acceleration would be an event of default under the Senior Credit Facility. This potential outcome results in significant doubt in the Company's ability to continue as a going concern. Such an event of default to pay the principal due at the scheduled maturity under or upon acceleration of the Senior Credit Facility would also cause an event of default under the Senior Unsecured Notes.
The consolidated financial statements included in this Annual Report on Form 10-K have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments in the normal course of business. The consolidated financial statements do not reflect any adjustments that might result from the outcome of the uncertainties as discussed above.
The Company's Senior Credit Facility requires that the Company’s annual financial statements include a report from its independent registered public accounting firm without a qualification as to the Company's ability to continue as a going concern. The Company has obtained approval from its lenders under its Senior Credit Facility to waive this specific requirement until April 30, 2016 in order to provide additional time to address its upcoming debt maturities. The waiver provides certain restrictions on the Company's ability to access Revolver borrowings which are further described in Note 7. Furthermore, if we do not obtain approval from the lenders under the Senior Credit Facility to extend this waiver, we will be in default under the Senior Credit Facility on May 1, 2016 and would not have the benefit of any cure period. Default under the Senior Credit Facility could allow our lenders to declare all amounts outstanding under the Senior Credit Facility to be immediately due and payable. If such an event occurred, the Senior Unsecured Notes would also become immediately due and payable.
Fiscal Year
The Company's quarterly periods end on the last Friday of the calendar quarter, except for the fourth quarter of the fiscal year, which ends on December 31. These financial statements reflect our financial results for the years ended December 31, 2015, December 31, 2014 and December 31, 2013.
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
The preparation of the financial statements requires us to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. Our estimates and assumptions are reviewed periodically, and the effects of changes, if any, are reflected in the consolidated statements of operations in the period that they are determined. Changes in contract estimates related to certain types of contracts accounted for using the percentage of completion method of accounting are recognized in the period in which such changes are made for the inception-to-date effect of the changes. Changes in these estimates can occur over the life of a contract for a variety of reasons, including changes in scope, estimated incentive or award fees, cost estimates, level of effort and/or other assumptions impacting revenue or cost to perform a contract. The gross favorable and unfavorable adjustments below reflect these changes in contract estimates during each reporting period, excluding new or completed contracts where no comparative estimates exist between reporting periods.
The following table presents the aggregate gross favorable and unfavorable adjustments to income before taxes resulting from changes in contract estimates for the years ended December 31, 2015, December 31, 2014 and December 31, 2013.

	For the years ended
	December 31, 2015	December 31, 2014	December 31, 2013
(Amounts in millions)
Gross favorable adjustments	$29.2	$7.4	$45.8
Gross unfavorable adjustments	(3.3)	(53.9)	(20.7)
Net adjustments	$25.9	$(46.5)	$25.1
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
For the year ended December 31, 2014, the Company classified the long-term portion of restricted cash related to a legal matter in long term assets in our consolidated balance sheets as these amounts were restricted for periods that exceeded one year from the balance sheet date.
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

Indefinite-Lived Assets and Goodwill
Indefinite-lived assets, including goodwill and indefinite-lived tradename, are not amortized but are subject to an annual impairment test. We evaluate goodwill and indefinite lived tradename for impairment annually in the first month of the fourth quarter of each fiscal year and when an event occurs or circumstances change to suggest that the carrying value may not be recoverable. The first step of the impairment test compares the fair value of each of our reporting units with its carrying amount, including indefinite-lived assets. If the fair value of a reporting unit exceeds its carrying amount, the indefinite-lived assets of the reporting unit are not considered impaired, and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of the impairment loss, if any.
Income Taxes
We file income, franchise, gross receipts and similar tax returns in many jurisdictions. Our tax returns are subject to audit by the Internal Revenue Service, within most states in the U.S., and by various government agencies representing several jurisdictions outside the U.S.
We use the asset and liability approach for financial accounting and reporting for income taxes in accordance with GAAP. Deferred income tax assets and liabilities are computed quarterly for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Income tax expense is made up of current expense which includes both permanent and temporary differences and deferred expense which only includes temporary differences. Income tax expense is the amount of tax payable for the period plus or minus the change in deferred tax assets and liabilities during the period.
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
Currency Translation
The assets and liabilities of our subsidiaries outside the U.S. that have a currency other than the U.S. dollar are translated into U.S. dollars at the rates of exchange in effect at the balance sheet dates. Results of operations and cash flow items for these subsidiaries are translated at the average exchange rates prevailing during the period. Gains and losses resulting from currency transactions and the re-measurement of the financial statements of U.S. functional currency foreign subsidiaries are recognized currently in Cost of services and Other income, net, respectively and those resulting from translation of financial statements are included in accumulated other comprehensive income. Our foreign currency transactional gains and losses were not material for the calendar years ended December 31, 2015, December 31, 2014 and December 31, 2013.
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

ASU 2015-01 eliminates from GAAP the concept of extraordinary items. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, and may be applied either prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.
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
In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires that deferred financing costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset, consistent with debt discounts. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update is effective for fiscal years beginning after December 15, 2015, and required retrospective application. Early adoption is permitted for financial statements that have not been previously issued. We have chosen not to early adopt ASU 2015-03. When we adopt ASU 2015-03, our current deferred financing costs, net, and deferred financing costs, net, will be presented as current liabilities and long term liabilities, respectively, in the consolidated balance sheets. See Note 2 for further discussion of deferred financing costs.
In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. ASU 2015-11 requires an entity who measures inventory using FIFO or average cost to measure inventory at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs. The update is effective for fiscal years beginning after December 15, 2016 and interim periods within fiscal years beginning after December 15, 2016 and applied prospectively. Early adoption is permitted, including adoption in an interim period. We are currently evaluating the potential effects of the adoption of ASU 2015-11 on our consolidated financial position.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which outlines a single set of comprehensive principles for recognizing revenue under GAAP. In April 2015, the FASB deferred the effective date of the new standard to January 1, 2018. The standard permits the use of either the retrospective or modified-retrospective method. We are currently evaluating both methods of adoption as well as the effect ASU 2014-09 will have on our consolidated financial position, results of operations and cash flows.
In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which eliminates the current requirement to present deferred tax liabilities and assets as current and noncurrent amounts in a classified statement of financial position. Instead, entities will be required to classify all deferred tax assets and liabilities as noncurrent in a statement of financial position. This standard is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early application is permitted. We are currently evaluating the potential effects of the adoption of ASU 2015-17 on our consolidated financial position.
In February 2016, the FASB issued ASU No. 2016-02, Leases. The guidance in ASU 2016-02 supersedes the lease recognition requirements in ASC Topic 840, Leases. ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the potential effects of the adoption of ASU 2016-02 on our consolidated financial statements.
Other accounting standards updates effective after December 31, 2015 are not expected to have a material effect on our consolidated financial position or annual results of operations and cash flows.

Note 2 — Composition of Certain Financial Statement Captions
The following tables present financial information of certain consolidated balance sheet captions.
Prepaid expenses and other current assets

	As of
	December 31, 2015	December 31, 2014
(Amounts in thousands)
Prepaid expenses	$30,985	$30,821
Income tax refunds receivable	204	655
Inventories	14,776	25,198
Aircraft parts inventory held on consignment	—	2,278
Work-in-process inventory, net	1,733	5,772
Joint venture receivables	460	1,497
Current deferred financing costs, net	2,406	—
Other current assets	7,525	7,979
Total prepaid expenses and other current assets	$58,089	$74,200
Prepaid expenses include prepaid insurance, prepaid vendor deposits, and prepaid rent, none of which individually exceed 5% of current assets.
During the year ended December 31, 2015, we executed an agreement to expedite the sale of a portion of our inventory at an auction which was held at the end of October 2015. The sale of inventory at auction, including the transfer of title, and funding was completed during the year ended December 31, 2015. As a result of this strategic decision to auction these assets, we recorded an expense of approximately $3.1 million during the year ended December 31, 2015 to reduce the carrying value of our inventory. The expense has been presented within Cost of services in the consolidated statement of operations.
Inventory decreased during the year ended December 31, 2015 primarily as a result of the reclassification of Heliworks LLC (“Heliworks”) inventory of $5.9 million to held for sale assets and the reduction in our Australia, T-6 COMBS and Heliworks inventory.
The $2.3 million of aircraft parts included in inventory held on consignment as of December 31, 2014 related to our former Life Cycle Support Services ("LCCS") Navy contract were sold during the year ended December 31, 2015. Work-in-process inventory includes equipment for vehicle modifications for specific customers, a significant portion of which were completed and delivered as of December 31, 2015 and other deferred costs related to certain contracts.
Deferred financing costs of $2.4 million related to the Senior Credit Facility were classified as current assets due to both the Term Loan and the Revolver maturing on July 7, 2016. See Note 7 for further discussion.
Held for Sale Assets and Liabilities
During the third quarter of 2015, we took strategic actions to begin the sale of the remaining assets of Heliworks. The assets, excluding cash and cash equivalents, of Heliworks were classified as held for sale as of September 25, 2015. As of December 31, 2015, Assets held for sale of $7.9 million consisted primarily of accounts receivable, inventory, property and equipment, net, and intangible assets. Liabilities held for sale of $0.8 million consist primarily of accounts payables and accruals.
During the third quarter of 2015, we assessed the fair market value of the assets held for sale based on independent third party evaluations. For property and equipment, the market approach was used which utilized observable level 2 inputs as it considered the inputs of other comparable property and equipment. For the remaining assets and liabilities, we used unobservable inputs and management judgment which are Level 3 fair value measurements. See Note 10 for further discussion of fair value. As a result of our fair value assessment, we recognized a $2.8 million impairment expense in the third quarter of 2015, included within the impairment of goodwill, intangibles and long lived assets within our consolidated statement of operations, to impair the assets held for sale.
During the fourth quarter of 2015, we assessed the fair market value of the assets held for sale based on offers received from various market participants, resulting in an additional impairment expense of $1.9 million, included within the impairment of goodwill, intangibles and long lived assets within our consolidated statement of operations for the year end December 31, 2015.

Property and equipment, net

	As of
	December 31, 2015	December 31, 2014
(Amounts in thousands)
Helicopters	$983	$7,108
Computers and other equipment	10,392	11,061
Leasehold improvements	19,639	19,055
Office furniture and fixtures	4,541	4,203
Gross property and equipment	35,555	41,427
Less accumulated depreciation	(19,861)	(17,641)
Total property and equipment, net	$15,694	$23,786
As of December 31, 2015 and December 31, 2014, Property and equipment, net also included the accrual for property additions of $0.3 million and $0.8 million, respectively. Depreciation expense was $5.8 million, $5.7 million and $5.9 million for the years ended December 31, 2015, December 31, 2014 and December 31, 2013, respectively, including certain depreciation amounts classified as Cost of services. See Note 11 for additional discussion.
Other assets, net

	As of
	December 31, 2015	December 31, 2014
(Amounts in thousands)
Deferred financing costs, net	$2,835	$11,775
Investment in affiliates	6,712	8,191
Palm promissory notes, long-term portion	2,079	2,853
Other	3,536	4,697
Total other assets, net	$15,162	$27,516
Deferred financing costs are amortized through interest expense. Amortization related to deferred financing costs was $6.5 million, $6.1 million, and $6.8 million for the years ended December 31, 2015, December 31, 2014 and December 31, 2013, respectively.
Deferred financing costs of $2.4 million related to the Term Loan and Revolver were classified as current assets due to both the Term Loan and the Revolver maturing on July 7, 2016.
Deferred financing costs were reduced during the year ended December 31, 2014 by $1.4 million related to the pro rata write–off of deferred financing costs to loss on early extinguishment of debt as a result of the $90.0 million in principal prepayments on our Term Loan. See Note 7 for further discussion of our debt.
Accrued payroll and employee costs

	As of
	December 31, 2015	December 31, 2014
(Amounts in thousands)
Wages, compensation and other benefits	$85,216	$74,416
Accrued vacation	14,433	18,889
Accrued contributions to employee benefit plans	1,032	402
Total accrued payroll and employee costs	$100,681	$93,707

Accrued liabilities

	As of
	December 31, 2015	December 31, 2014
(Amounts in thousands)
Customer liability	$21,183	$22,635
Accrued insurance	35,530	20,551
Accrued interest	24,370	24,250
Unrecognized tax benefit	—	7,999
Contract losses	15,718	27,864
Legal reserves	5,063	8,657
Subcontractor retention	1,646	1,761
Financed insurance	—	2,055
Other	11,208	14,254
Total accrued liabilities	$114,718	$130,026
Customer liabilities represent amounts received from customers in excess of revenue recognized or for amounts due back to a customer. The increase in accrued insurance is primarily due to the timing of payments and the closing of certain insurance policies with our carriers. Other is comprised of accrued rent, workers compensation related claims and other balances that are not individually material to the consolidated financial statements. Contract losses represent our best estimate of forward losses using currently available information and could change in future periods as new facts and circumstances emerge. Contract losses include a contract loss recorded on a U.S. Air Force contract related to a contract dispute. Legal matters include reserves related to various lawsuits and claims that arise in the normal course of business. See Note 8 for further discussion.
Other long-term liabilities
As of December 31, 2015 and December 31, 2014, Other long-term liabilities were $13.6 million and $11.3 million, respectively. Other long-term liabilities are primarily due to our long-term incentive bonus plan and nonqualified unfunded deferred compensation plan of $4.4 million and $2.8 million as of December 31, 2015 and December 31, 2014, respectively, and a long-term leasehold obligation related to our Tysons Corner facility in McLean, Virginia, of $3.8 million and $4.3 million as of December 31, 2015 and December 31, 2014, respectively. Other long-term liabilities also include an uncertain tax benefit of $3.3 million as of December 31, 2015. See Note 4 for further discussion.
We recorded a postemployment benefit expense of $3.6 million and $15.5 million during the year ended December 31, 2015 and December 31, 2014, respectively, related to severance in accordance with ASC 712 - Compensation which was included in Selling, general and administrative expenses in the consolidated statements of operations. As of December 31, 2015 and December 31, 2014, we had approximately $4.2 million and $10.6 million, respectively, in total accrued postemployment benefit expense for estimated future payments in accordance with ASC 712, of which $0.1 million and $3.9 million, respectively, were classified as long-term.

Note 3 — Goodwill, Other Intangible Assets and Long-Lived Assets
We have two operating and reporting segments: DynAviation and DynLogistics. DynAviation and DynLogistics provide services domestically and in foreign countries primarily under contracts with the U.S. government. Our current structure includes five reporting units for which we assess goodwill for potential impairment; two reporting units in DynAviation and three reporting units in DynLogistics. Of our five reporting units, only two had a goodwill balance as of December 31, 2015.
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
During our annual goodwill impairment test as of October 2015, we concluded that the estimated fair values of each of our remaining reporting units exceeded their respective carrying values. The projections for these reporting units include significant estimates related to new business opportunities which are the basis for the discount rate assumptions currently applied and we have assessed this risk as one of the variables in establishing the discount rate. If we are unsuccessful in obtaining these opportunities in 2016, a triggering event could be identified and a step one assessment would be performed to identify any possible goodwill impairment in the period in which the event is identified.
The fair value of the reporting units and the assets and liabilities identified in the impairment test were determined using the combination of the income approach and the market approach, which are Level 3 and Level 2 inputs, respectively. See Note 10 for further discussion of fair value. In calculating the fair value of the remaining reporting units, we used unobservable inputs and management judgment which are Level 3 fair value measurements. We used the following estimates and assumptions in the discounted cash flow analysis:

•	terminal value growth rates based on real rates of growth and inflationary growth;

•	terminal earnings before interest, taxes, depreciation and amortization ("EBITDA") margins, as a percentage of revenue reflecting forecasted EBITDA margins;

•	discount rates based on weighted-average cost of capital; and

•	assumptions regarding future capital expenditures.
The market approach analysis utilized observable level 2 inputs as it considered the inputs of other comparable companies.
The carrying amount of goodwill, by segment, was as follows:

(Amounts in thousands)	DynAviation	DynLogistics	Total
Balance as of December 31, 2013	$160,932	$132,835	$293,767
Impairment of goodwill	(74,137)	(90,742)	(164,879)
Balance as of December 31, 2014	86,795	42,093	128,888
Impairment of goodwill	(86,795)	—	(86,795)
Balance as of December 31, 2015	$—	$42,093	$42,093

Since the Merger, accumulated goodwill impairment was $700.4 million and $613.6 million as of December 31, 2015 and December 31, 2014, respectively. Since the Merger, DynAviation accumulated goodwill impairment was $442.4 million and $355.6 million as of December 31, 2015 and December 31, 2014, respectively, and DynLogistics accumulated goodwill impairment was $197.9 million as of December 31, 2015 and December 31, 2014. Since the Merger, the former GLS segment accumulated goodwill impairment was $60.1 million, and is no longer considered a segment for the years ended December 31, 2015 and December 31, 2014.
The following tables provide information about changes relating to certain intangible assets:

	December 31, 2015
(Amounts in thousands, except years)	Weighted Average Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Impairment	Transfer to Assets Held for Sale	Net
Other intangible assets:
Customer-related intangible assets	4.0	$252,615	$(142,020)	$—	$—	$110,595
Other
Finite-lived	0.7	13,325	(10,430)	—	(11)	2,884
Indefinite-lived		5,059	—	(5,059)	—	—
Total other intangibles		$270,999	$(152,450)	$(5,059)	$(11)	$113,479

Tradenames:
Finite-lived	0.0	$869	$(869)	$—	$—	$—
Indefinite-lived		28,700	—	(164)	—	28,536
Total tradenames		$29,569	$(869)	$(164)	$—	$28,536

	December 31, 2014
(Amounts in thousands, except years)	Weighted Average Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Impairment	Net
Other intangible assets:
Customer-related intangible assets	4.6	$350,912	$(178,126)	$(33,388)	$139,398
Other
Finite-lived	4.8	15,418	(10,395)	—	5,023
Indefinite-lived		5,059	—	—	5,059
Total other intangibles		$371,389	$(188,521)	$(33,388)	$149,480

Tradenames:
Finite-lived	0.4	$869	$(807)	$—	$62
Indefinite-lived		43,222	—	(14,522)	28,700
Total tradenames		$44,091	$(807)	$(14,522)	$28,762
Amortization expense for customer-related intangibles, other intangibles, and finite-lived tradenames was $31.4 million, $44.0 million and $44.3 million for the years ended December 31, 2015, December 31, 2014 and December 31, 2013, respectively. Other intangibles is primarily representative of our capitalized software which had a net carrying value of $2.9 million and $5.0 million as of December 31, 2015 and December 31, 2014, respectively.
During the third quarter of 2015, we took strategic actions to no longer utilize or maintain our FAA Part 135 certification and Commercial Aviation Review Board ("CARB") approval. As a result, a non-cash impairment charge of approximately $3.9 million was recorded during the three months ended September 25, 2015 to fully impair the carrying value of the intangible asset. The impairment charge has been presented within the Impairment of goodwill, intangibles and long lived assets in the consolidated statement of operations. Further, Heliworks finite-lived intangible assets were classified as held for sale as of December 31, 2015.

In December 2015, we concluded a triggering event had occurred when we obtained a letter of intent to sell the held for sale assets and liabilities of Heliworks. We assessed the fair market value of the Heliworks assets excluded from the letter of intent which included the FAA Part 145 certification indefinite-lived intangible asset and the Heliworks indefinite-lived tradename and concluded that the estimated fair value of each asset was less than its carrying value. As a result of our fair value assessment, we recognized a $1.1 million and $0.2 million impairment expense in the fourth quarter of 2015, to fully impair the carrying value of the indefinite-lived intangible asset and the indefinite-lived tradename, respectively, which is included within the impairment of goodwill, intangibles and long lived assets within our consolidated statement of operations. We used unobservable inputs and management judgment, which are Level 3 fair value measurements, to determine that the fair value of the assets were zero since there are no expected future cash flows expected upon the completion of the planned sale.
The following table outlines an estimate of future amortization based upon the finite-lived intangible assets owned at December 31, 2015:

Amortization Expense (1)
Estimate for calendar year 2016	30,014
Estimate for calendar year 2017	27,465
Estimate for calendar year 2018	24,196
Estimate for calendar year 2019	20,928
Estimate for calendar year 2020	10,839
Thereafter	37
(1)The future amortization is inclusive of the finite lived intangible-assets.

Note 4 — Income Taxes
The domestic and foreign components of Loss before income taxes are as follows:

	For the years ended
	December 31, 2015	December 31, 2014	December 31, 2013
(Amounts in thousands)
Domestic	$(143,446)	$(286,799)	$(286,989)
Foreign	3,981	(1,391)	27
Loss before income taxes	$(139,465)	$(288,190)	$(286,962)
The Benefit for income taxes consists of the following:

	For the years ended
	December 31, 2015	December 31, 2014	December 31, 2013
(Amounts in thousands)
Current portion:
Federal	$—	$311	$—
State	(550)	(800)	(784)
Foreign	(7,391)	(3,363)	(16,045)
	(7,941)	(3,852)	(16,829)
Deferred portion:
Federal	16,024	23,001	52,574
State	388	739	1,086
Foreign	201	682	630
	16,613	24,422	54,290
Benefit for income taxes	$8,672	$20,570	$37,461

Temporary differences, which give rise to deferred tax assets and liabilities, were as follows:

	As of
	December 31, 2015	December 31, 2014
(Amounts in thousands)
Deferred tax assets related to:
Workers' compensation accrual	$8,430	$5,046
Accrued vacation	3,586	4,734
Completion bonus allowance	4,984	6,001
Accrued severance	1,494	3,751
Accrued executive incentives	6,754	2,151
Legal reserve	1,812	3,099
Accrued health costs	2,798	799
Contract loss reserve	7,107	11,684
Other accrued liabilities and reserves	17,137	26,261
Partnership / joint venture basis differences	4,731	3,072
Foreign tax credit carryforward	25,571	16,336
Net operating loss carryforward	2,793	979
Other carryforwards	816	704
Uncertain tax positions	943	5,649
Goodwill and other intangible assets	37,015	44,201
Valuation allowance	(71,616)	(47,808)
Total deferred tax assets	54,355	86,659
Deferred tax liabilities related to:
Prepaid insurance	(3,942)	(5,242)
Indefinite lived intangibles	(15,473)	(31,806)
Unbilled receivables	(48,910)	(75,392)
Total deferred tax liabilities	(68,325)	(112,440)

Total deferred tax liabilities, net	$(13,970)	$(25,781)

Deferred tax assets and liabilities are reported as:

	As of
	December 31, 2015	December 31, 2014
(Amounts in thousands)
Current deferred tax liabilities, net	$(27,334)	$(31,477)
Non-current deferred tax assets, net	13,364	5,696
Deferred tax liabilities, net	$(13,970)	$(25,781)
Management assesses both the available positive and negative evidence to determine whether it is more likely than not that there will be sufficient sources of future taxable income to recognize deferred tax assets. We incurred cumulative losses over the three-year period ended December 31, 2015. Cumulative losses in recent years are considered significant objective negative evidence in evaluating deferred tax assets under the more likely than not criteria for recognition of deferred tax assets. As a result of additional losses for which we could not recognize a tax benefit, we increased our valuation allowance from $47.8 million as of December 31, 2014 to $71.6 million as of December 31, 2015.
As of December 31, 2015 we had $5.0 million of U.S. federal net operating losses available for use compared to no U.S. federal net operating losses available for use as of December 31, 2014. As of December 31, 2015 and December 31, 2014, we had state net operating losses ("NOLs") of approximately $133.7 million and $123.6 million, respectively, most of which will begin to expire in 2020 or later. We had approximately $25.6 million and $16.3 million as of December 31, 2015 and December 31, 2014, respectively, in foreign tax credit carryforwards ("FTCs") which will begin expiring in 2016. Additionally, we made no estimated federal income tax payments for the year ended December 31, 2015 and no estimated federal income tax payments for the year ended December 31, 2014. All of our income taxes paid during the year ended December 31, 2015 were to state or foreign jurisdictions.
A reconciliation of the statutory federal income tax rate to our effective rate is provided below:

	For the years ended
	December 31, 2015	December 31, 2014	December 31, 2013

Statutory rate	35.0%	35.0%	35.0%
State income tax, less effect of federal deduction	(0.1)%	—%	0.1%
Noncontrolling interests	0.5%	0.3%	0.5%
Goodwill impairment (1)	(11.6)%	(11.2)%	(22.6)%
Uncertain tax positions	—%	0.1%	(0.1)%
Nondeductible expenses	(0.9)%	(0.8)%	(0.4)%
Valuation allowance	(16.7)%	(16.2)%	—%
Other	—%	(0.1)%	0.6%
Effective tax rate	6.2%	7.1%	13.1%

(1)	Includes non-cash impairment charges to goodwill for years ended December 31, 2015, December 31, 2014 and December 31, 2013, respectively. See Note 3 for further discussion.
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
Uncertain Tax Positions
We account for uncertain tax positions in accordance with ASC 740 - Income Taxes, which prescribes the more likely than not threshold for recognition of a tax position in the financial statements. The amount of unrecognized tax benefits at December 31, 2015 and December 31, 2014 was $2.6 million and $7.3 million, respectively, of which $2.3 million and $2.3 million, respectively, would impact our effective tax rate if recognized. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(Amounts in thousands)	Unrecognized Tax Benefits
Balance at December 31, 2013	$9,473
Additions for tax positions related to prior years	—
Reductions for tax positions of prior years	(447)
Settlements	(1,375)
Remeasurements	(311)
Net releases	—
Lapse of statute of limitations	—
Balance at December 31, 2014	$7,340
Additions for tax positions related to prior years	—
Reductions for tax positions of prior years	(112)
Settlements	—
Remeasurements	—
Net releases	—
Lapse of statute of limitations	(4,594)
Balance at December 31, 2015	$2,634
We recognize interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations. Accrued interest and penalties are included on the related tax liability line in the consolidated balance sheet. For the years ended December 31, 2015 and December 31, 2014, there was no accrued interest related to unrecognized tax benefits in interest expense and no penalties recognized in the provision for income taxes within our consolidated statements of operations. We do not expect the unrecognized tax benefit of $3.3 million, inclusive of penalties, as of December 31, 2015 to be settled within the next twelve months.
We file income tax returns in U.S. federal and state jurisdictions and in various foreign jurisdictions which are subject to examinations by the IRS and other taxing authorities. These audits can result in adjustments of taxes due. Our estimate of the potential outcome of any uncertain tax issue prior to audit is subject to management's assessment of relevant risks, facts, and circumstances existing at that time. An unfavorable result under audit may reduce the amount of state net operating losses we have available for carryforward to offset future taxable income, or may increase the amount of tax due for the period under audit, resulting in an increase to the effective rate in the year of resolution. The statute of limitations is open for U.S. federal income tax returns for our fiscal year 2012 forward. The statute of limitations for state income tax returns is open for our fiscal year 2012 and forward, with few exceptions, and foreign income tax examinations for the calendar year 2009 forward, with few exceptions.

Note 5 — Accounts Receivable
Accounts Receivable, net consisted of the following:

	As of
	December 31, 2015	December 31, 2014
(Amounts in thousands)
Billed	$136,127	$146,286
Unbilled	249,970	302,210
Total	$386,097	$448,496
Unbilled receivables as of December 31, 2015 and December 31, 2014 include $21.3 million and $50.7 million respectively, related to costs incurred on projects for which we have been requested by the customer to begin new work or extend work under an existing contract and for which formal contracts, contract modifications or other contract actions have not been executed as of the end of the respective periods. LOGCAP IV accounted for approximately 26% and 59% of these amounts as of December 31, 2015 and December 31, 2014, respectively. LOGCAP IV accounted for approximately 5% and 20% of total unbilled receivables as of December 31, 2015 and December 31, 2014, respectively.
As of December 31, 2015 and December 31, 2014, we had four contract claims with no associated receivable balances. The balance of unbilled receivables above consists of costs and fees billable immediately on contract completion or other specified events, all of which are expected to be billed and collected within one year, except items that may result in a request for equitable adjustment or formal claim. We do not believe we have significant exposure to credit risk as our receivables are primarily with the U.S. government.

We do not believe we have significant exposure to credit risk as our receivables are primarily with the U.S. government. Our allowance for doubtful accounts increased from $4.7 million as of December 31, 2014 to $16.3 million as of December 31, 2015, primarily due to outstanding receivables of approximately $26.0 million, net of reserves, for which we have yet to be paid where we operated under a subcontract for a prime contractor on a U.S. government program that ended December 31, 2014. We are currently seeking payment through legal action to resolve the matter. See Note 8 for further discussion.

Note 6 — Retirement Plans
401(k) Savings Plans
The DynCorp International Savings Plan (the "Savings Plan") is a participant-directed, defined contribution, 401(k) plan for the benefit of employees meeting certain eligibility requirements. The Savings Plan is intended to qualify under Section 401(a) of the U.S. Internal Revenue Code (the "Code") and is subject to the provisions of the Employee Retirement Income Security Act of 1974. Under the Savings Plan, participants may contribute from 1% to 50% of their earnings. Contributions are made on a pre-tax basis, limited to annual maximums set by the Code. The current maximum contribution per employee is $18,000 and the catch-up contribution limit for participants age 50 or older is $6,000 per calendar year. In June 2014, the Company updated its matching contributions for employees hired prior to June 30, 2014, to an amount equal to 100% of the first 2% of employee contributions and 50% of the next 4%, up to $10,600 per calendar year, which are invested in various funds at the discretion of the participant, which fully vests after one year of service. For employees hired after July 1, 2014, the Company updated its matching contributions to an amount equal to 100% of the first 2% of employee contributions and 50% of the next 4%, up to $10,600 per calendar year, which are invested in various funds at the discretion of the participant, which vests in three equal 33.3% installments over three years based on the employee’s annual hire date anniversary. Prior to June 2014, Company matching contributions were made in an amount equal to 100% of the first 2% of employee contributions and 50% of the next 6%, up to $12,750 per calendar year, which are invested in various funds at the discretion of the participant, which fully vested after one year of service. We incurred Savings Plan expense of approximately $9.2 million, $11.9 million and $16.1 million for the years ended December 31, 2015, December 31, 2014 and December 31, 2013, respectively. A portion of the Savings Plan expense has been presented within Cost of services, with the remainder in Selling, general and administrative expenses in the consolidated statement of operations. All Savings Plan expenses are fully funded.
Nonqualified Unfunded Deferred Compensation Plan
The Company has a non-qualified unfunded and unsecured deferred compensation plan that is offered to certain members of management allowing for the deferral of salary and bonuses without the statutory limitations present in 401(k) savings plan. The elections under the savings plans must be completely separate and independent of each other. Under the deferred compensation plan for the years ended December 31, 2015 and December 31, 2014, the deferral amount limitation is 100% of salary and 100% of bonuses and each participant shall be 100% vested in his or her account, at all times. The funds can be distributed the first day of the calendar month following the six-month anniversary of the participant’s separation from the Company. The participant can elect payout of the funds in a single sum or annual installments over 5 or 10 years; however, only one election can be made with respect to all of the deferrals in the respective account. If, for any reason, the participant fails to make a valid and timely election, the participant’s account shall be distributed as a single sum as of the participant’s benefit commencement date. There were no contributions made to the deferred compensation plan on behalf of the Company for years ended December 31, 2015, December 31, 2014 and December 31, 2013.
Multiemployer Pension Plans
We are subject to several collective-bargaining agreements that require contributions to a multiemployer defined benefit pension plan that covers its union-represented employees. We contribute to this plan based on specified hourly rates for eligible hours. The risks of participating in this multiemployer plan are different from single-employer plans in the following aspects:

a.	Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers.

b.	If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.

c.	If we stop participating in the multiemployer plan, we may be required to pay a withdrawal liability based on our portion of the unfunded vested benefits of the plan.
We are subject to 28 collective bargaining-agreements ("CBA") which have various expiration dates, with the longest expiring in September 2021. Of the 28 CBAs, we have 16 significant CBA's that require contributions to the International Association of Machinists National Pension Fund ("IAMNPF") with expiration dates ranging from April 30, 2016 through August 31, 2019. As long as we remain a contributing employer, we have no liability for any unfunded portion of this plan. However, if for any reason, we stop making contributions to the plan under any of the individual collective-bargaining agreements, we could be assessed a potential withdrawal liability based on our share of the unfunded vested benefits of the plan. Our share of the unfunded vested benefits is determined by the contributions required under the individual collective-bargaining agreements from which we withdraw relative to the contributions made to the plan as a whole.
Our participation in the IAMNPF for the years ended December 31, 2015, December 31, 2014 and December 31, 2013 is outlined in the table below. The "EIN/PN" column provides the Employee Identification Number ("EIN") and the three-digit plan number ("PN"). The most recent Pension Protection Act ("PPA") zone status available for 2015, 2014 and 2013 is for the plan year-ends as indicated below. The zone status is based on information that the Company received from the plan and is certified by the plan's actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are between 65 percent and 80 percent funded, and plans in the green zone are at least 80 percent funded. The "FIP/RP Status Pending/Implemented" column indicates if the plan has a financial improvement plan ("FIP") or a rehabilitation plan ("RP") which is either pending or has been implemented. In addition to regular plan contributions, we may be subject to a surcharge if the plan is in the red zone. The "Surcharge Imposed" column indicates whether a surcharge has been imposed on contributions to the plan. The last column lists the expiration date of the collective-bargaining agreements to which the plan is subject.

					FIP / RP Status	Total Contributions of DynCorp International				Expiration
		PPA Zone Status (2)			Pending /	(Amounts in thousands)			Surcharge	Date of
Pension Fund	EIN/PN	2015	2014	2013	Implemented	2015	2014	2013	Imposed	CBA
IAMNPF (1)	516031295 / 001	Green	Green	Green	No	$9,341	$6,845	$6,062	No	4/30/2016 through 8/31/2019

(1)
Of the 16 collective-bargaining agreements that require contributions to this plan, the agreement with International Association of Machinists ("IAM") union employees at T44-Corpus Christi is the most significant as contributions under this plan for years 2016 through the expiration date of the collective-bargaining agreement will approximate $3.8 million, or 17% of all required contributions to the IAMNPF.

(2)
Unless otherwise noted, the most recent PPA zone status available in 2015, 2014 and 2013, is for the plan’s year-end status for the years ended December 31, 2015, December 31, 2014 and December 31, 2013, respectively. The zone status is based on information we receive from the plan and is certified by the plan's actuary. Generally, plans in the red zone are less than 65% funded, plans in the yellow zone are between 65% and 80% funded, and plans in the green zone are at least 80% funded.

Note 7 — Debt
Long-term debt consisted of the following:

	As of
	December 31, 2015	December 31, 2014
(Amounts in thousands)
10.375% senior unsecured notes	$455,000	$455,000
Term loan	187,272	187,272
Total indebtedness	642,272	642,272
Less current portion of long-term debt	(187,272)	—
Total long-term debt	$455,000	$642,272
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
The Senior Credit Facility is secured by substantially all of our assets and is guaranteed by substantially all of our subsidiaries. As of December 31, 2015, the Senior Credit Facility provided for a $187.3 million Term Loan and the $144.8 million Revolver, which includes a $100.0 million letter of credit subfacility. As of December 31, 2015 and December 31, 2014, the available borrowing capacity under the Senior Credit Facility was approximately $102.2 million and $108.1 million, respectively, which includes $42.6 million and $36.7 million, respectively, in issued letters of credit. Amounts borrowed under the Revolver are used to fund operations. As of December 31, 2015 and December 31, 2014 there were no amounts borrowed under the Revolver. Giving effect to the waiver described below, available borrowing capacity under the Senior Credit Facility as of the date of this report (taking into account the existing $42.6 million in issued letters of credit) would be approximately $29.8 million. The maturity date on both the Term Loan and the Revolver is July 7, 2016.
The Company's Senior Credit Facility requires that the Company’s annual financial statements include a report from its independent registered public accounting firm without a qualification as to the Company's ability to continue as a going concern. The Company has obtained approval from its lenders under its Senior Credit Facility to waive this specific requirement until April 30, 2016 in order to provide additional time to address its upcoming debt maturities. If we do not obtain approval from the lenders under the Senior Credit Facility to extend this waiver, we will be in default under the Senior Credit Facility on May 1, 2016 and would not have the benefit of any cure period. Default under the Senior Credit Facility could allow our lenders to declare all amounts outstanding under the Senior Credit Facility to be immediately due and payable.
The waiver provides that we may not make further Revolver borrowings or request letters of credit, other than letters of credit to replace existing letters of credit with an expiry date during, or within two business days after the end of, the waiver period, if the aggregate outstanding amount of revolving loans and letters of credit exceeds 50% of the Revolver commitment. In addition, during the waiver period, any proceeds of revolving loans may only be used for working capital purposes and in the ordinary course of business for other general corporate purposes. The Company may not use the proceeds of revolving loans for dividends, prepayments of any junior debt or acquisition financing.
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
The Eurocurrency Rate is the rate per annum equal to the British Bankers Association London Interbank Offered Rate ("BBA LIBOR") as published by Reuters (or other commercially available source providing quotations of BBA LIBOR as designated by the Administrative Agent from time to time) two Business Days prior to the commencement of such interest period. The variable Eurocurrency rate has a floor of 1.75%. As of December 31, 2015 and December 31, 2014, the applicable interest rate on the Term Loan was 6.25%.
Interest Rates on Letter of Credit Subfacility and Unused Commitment Fees
The letter of credit subfacility bears interest at the applicable margin for Eurocurrency Rate loans, which ranges from 4.0% to 4.5% depending on the Secured Leverage Ratio, as defined in the Senior Credit Facility. The unused commitment fee on our Revolver ranges from 0.50% to 0.75% depending on the Secured Leverage Ratio, as defined in the Senior Credit Facility. Interest payments on both the letter of credit subfacility and unused commitments are payable quarterly in arrears. The applicable interest rates for our letter of credit subfacility were 4.25% and 4.00% as of December 31, 2015 and December 31, 2014, respectively. The applicable interest rate for our unused commitment fees was 0.50% as of December 31, 2015 and December 31, 2014, respectively. All of our letters of credit are also subject to a 0.25% fronting fee.

Principal Payments
Pursuant to the terms of our Term Loan, quarterly principal payments are required. However, certain principal prepayments made during the year ended December 30, 2011 were applied to the future scheduled maturities and satisfied our responsibility to make quarterly principal payments through July 7, 2016.
During the year ended December 31, 2015, we made no principal payments on the Term Loan. During the year ended December 31, 2014, we made principal payments of $90.0 million on the Term Loan. Deferred financing costs associated with the prepayments totaled $1.4 million and were expensed and included in Loss on early extinguishment of debt in our consolidated statement of operations for the year ended December 31, 2014. There were no penalties associated with the prepayments.
Our Senior Credit Facility contains an annual requirement to submit a portion of our Excess Cash Flow, as defined in the Senior Credit Facility, as additional principal payments. Based on our annual financial results for the year ended December 31, 2015, we are required to make an additional principal payment of $4.6 million under the Excess Cash Flow requirement by April 6, 2016. Certain other transactions can trigger mandatory principal payments such as tax refunds, a disposition of a portion of our business or a significant asset sale. We had no such transactions during the year ended December 31, 2015.
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
The total leverage ratio is the Consolidated Total Debt, as defined in the Senior Credit Facility, less unrestricted cash and cash equivalents (up to $75.0 million) to Consolidated EBITDA for the applicable period.
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
The interest coverage ratio is the ratio of Consolidated EBITDA to Consolidated Interest Expense, as defined in the Senior Credit Facility. Effective with the Fourth Amendment, the interest coverage ratios are set forth below as follows:

Period Ending	Interest Coverage Ratio
December 31, 2015	1.05 to 1.0
March 25, 2016	1.15 to 1.0
June 24, 2016	1.20 to 1.0
June 25, 2016 and thereafter	1.30 to 1.0
As of December 31, 2015 and December 31, 2014, we were in compliance with our financial maintenance covenants.

Senior Unsecured Notes
On July 7, 2010, DynCorp International Inc. completed an offering of $455.0 million in aggregate principal of 10.375% senior unsecured notes due 2017 (the "Senior Unsecured Notes"). The initial purchasers were Bank of America Securities LLC, Citigroup Global Markets Inc., Barclays Capital Inc. and Deutsche Bank Securities Inc. The Senior Unsecured Notes were issued under an indenture dated July 7, 2010 (the "Indenture"), by and among us, the guarantors party thereto (the "Guarantors"), including DynCorp International Inc., and Wilmington Trust, National Association (as successor by merger to Wilmington Trust FSB), as Trustee. The Senior Unsecured Notes mature on July 1, 2017. Interest on the Senior Unsecured Notes is payable on January 1 and July 1 of each year, and commenced on January 1, 2011.
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
An event of default under the Senior Credit Facility based on a failure to pay the principal due at the scheduled maturity or upon acceleration would also cause an event of default under the Senior Unsecured Notes.
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
The fair value of the Senior Unsecured Notes is based on their quoted market value. As of December 31, 2015 and December 31, 2014, the quoted market value of the Senior Unsecured Notes was approximately 74.3% and 82.0%, respectively, of stated value.

Note 8 — Commitments and Contingencies
Commitments
We have operating leases for the use of real estate and certain property and equipment which are either non-cancelable, cancelable only by the payment of penalties or cancelable upon one month’s notice. All lease payments are based on the lapse of time but include, in some cases, payments for insurance, maintenance and property taxes. There are no purchase options on operating leases at favorable terms, but most leases have one or more renewal options. Certain leases on real estate are subject to annual escalations for increases in base rents, utilities and property taxes. Lease rental expense was $49.6 million, $95.5 million, and $167.6 million for the years ended December 31, 2015, December 31, 2014 and December 31, 2013, respectively. We have no significant long-term purchase agreements with service providers.
Minimum fixed rental payments non-cancelable for the next five years and thereafter under operating leases in effect as of December 31, 2015, are as follows:

Calendar Year	Real Estate	Equipment	Total
	(Amounts in thousands)
2016 (1)	$14,837	$6,343	$21,180
2017	11,782	2,780	14,562
2018	9,488	176	9,664
2019	5,083	—	5,083
2020	4,125	—	4,125
Thereafter	10,261	—	10,261
Total	$55,576	$9,299	$64,875

(1)
The minimum lease table above excludes agreements of one year or less in duration. These leases are accounted for in our rent expense, however, because of the short tenure of the lease, these are not reflected in the table above.

Contingencies
General Legal Matters
We are involved in various lawsuits and claims that arise in the normal course of business. We have established reserves for matters in which it is believed that losses are probable and can be reasonably estimated. Reserves related to these matters have been recorded in "Other accrued liabilities" totaling approximately $5.1 million and $8.7 million as of December 31, 2015 and December 31, 2014, respectively. We believe that appropriate accruals have been established for such matters based on information currently available; however, some of the matters may involve compensatory, punitive, or other claims or sanctions that if granted, could require us to pay damages or make other expenditures in amounts that could not be reasonably estimated at December 31, 2015. These accrued reserves represent the best estimate of amounts believed to be our liability in a range of expected losses. In accordance with ASC 450 - Contingencies, in addition to matters that are considered probable and can be reasonably estimated, we also disclose certain matters considered reasonably possible. In addition to the disclosure requirements set forth in ASC 450-20, the Company also discloses any other contingencies for which the likelihood of an unfavorable outcome is remote but for which the Company believes are of such a significant nature that disclosure would benefit a user of our financial statements. Other than matters disclosed below, we believe the aggregate range of possible loss related to matters considered reasonably possible was not material as of December 31, 2015. Litigation is inherently unpredictable and unfavorable resolutions could occur. Accordingly, it is possible that an adverse outcome from such proceedings could (i) exceed the amounts accrued for probable matters; or (ii) require a reserve for a matter we did not originally believe to be probable or could be reasonably estimated. Such changes could be material to our financial condition, results of operations and cash flows in any particular reporting period. Our view of the matters not specifically disclosed could possibly change in future periods as events thereto unfold.
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
In 2009, we terminated for cause a contract to build the Akwa Ibom International Airport for the State of Akwa Ibom in Nigeria. Consequently, we terminated certain subcontracts and purchase orders the customer advised us it did not want to assume. Our termination of certain subcontracts not assumed by the customer, including our actions to recover against advance payment and performance guarantees established by the subcontractors for our benefit, was challenged in certain instances. In December 2011, the customer filed arbitration alleging fraud, gross negligence, contract violations, and conversion of funds and asserted damages of approximately $150.0 million. On April 22, 2015, the customer withdrew a substantial number of its claims and amended certain of those claims that remained in the case. In December 2015, the parties agreed to a settlement in which we paid $5.4 million and the matter in now closed.
In 2011, a former employee filed a lawsuit against us alleging a breach of a stock purchase agreement regarding the 2009 purchase of Phoenix Consulting Group. In 2012, the parties settled one of the claims and we successfully compelled arbitration on claims for a contingent “earn out” payment. In May 2015, the arbitrator awarded the claimed “earn out” payment, totaling approximately $3.3 million but denied the claim for pre-award interest on that payment. We have subsequently paid the award in full and recorded the charge for the claim.
In October 2007, we entered into a subcontract with Northrop Grumman Technical Services, Inc. (“Northrop”) to support Northrop’s prime contract with the Department of Defense Counter Narcotics Terrorism Program Office ("CNTPO"). We performed the services requested by Northrop, the government determined that it received “intended quality and skills of personnel,” and Northrop paid our invoices until July 2014. Subsequent to July 2014, Northrop stopped paying our periodic invoices. The contract operations ended on December 31, 2014. In March 2015, Northrop filed a civil action against us to obtain documents regarding our invoices and now asserts approximately $5 million in damages. We believe the damages asserted by Northrop represent a loss contingency that is remote. In September 2015, we filed an Answer and Counterclaim seeking approximately $41.0 million for unpaid invoices. An unfavorable judgment which denies us a substantial amount of the full amount owed to us could have a material effect on our operating performance.
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
On April 30, 2013, we received several Form 1s from the DCAA for the periods ranging between 2000 to 2011 on the War Reserve Materiel program related to concerns on items such as the adequacy of documentation and reasonableness of costs. We are working with the Air Force to resolve these questions. Based on our recent correspondence with the customer, a substantial portion of these items represent loss contingencies that are remote. The remaining portion of these items totaling $1.8 million represent loss contingencies that we consider reasonably possible; however, we do anticipate resolving these contingencies for an immaterial amount as we continue to work with the customer.
Foreign Contingencies
On January 22, 2014, a tax assessment from the Large Tax Office of the Afghanistan Ministry of Finance (“MOF”) was received, seeking approximately $64.2 million in taxes and penalties specific to one of our business licenses in Afghanistan for periods between 2009 to 2012. The majority of this assessment was income tax related; however, $10.2 million of the assessed amount is non-income tax related and represents loss contingencies that we consider reasonably possible. We filed our initial appeal of the assessment with the MOF on February 19, 2014. In May 2014, the MOF ruled in our favor for the income tax related issue which totaled approximately $54.0 million. We are still working with the MOF to remove the assessment on the remaining non-income tax related items. As of December 31, 2015, a reasonable estimate of loss or range of loss could not be made as we could not reasonably estimate the ultimate outcome related to the issues assessed.
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
Risk Management Liabilities and Reserves
We are insured for domestic workers' compensation liabilities and a significant portion of our employee medical costs. However, we bear risk for a portion of claims pursuant to the terms of the applicable insurance contracts. We account for these programs based on actuarial estimates of the amount of loss inherent in that period's claims, including losses for which claims have not been reported of $11.0 million and $11.4 million as of December 31, 2015 and December 31, 2014, respectively. These loss estimates rely on actuarial observations of ultimate loss experience for similar historical events. We limit our risk by purchasing stop-loss insurance policies for significant claims incurred for both domestic workers' compensation liabilities and medical costs. Our exposure under the stop-loss policies for domestic workers' compensation and medical costs is limited based on fixed dollar amounts. For domestic worker's compensation and employer's liability under state and federal law, the fixed-dollar amount of stop-loss coverage is $1.0 million per occurrence on most policies; but, $0.25 million on a California based policy. For medical costs, the fixed dollar amount of stop-loss coverage is from $0.25 million to $0.75 million for total costs per covered participant per calendar year.
Note 9 — Equity
At April 1, 2010 (inception), 100 common shares were issued and, as of December 31, 2015, 100 shares remain issued and outstanding as there have been no further issuances of common shares since that date. During the period from April 1, 2010 (inception) through December 31, 2010, our equity was impacted by a capital contribution of $550.9 million in connection with the merger entered into on July 7, 2010.
Share Based Payments
On December 17, 2013, certain members of management and outside directors were awarded Class B interests in DynCorp Management LLC (“DynCorp Management”). DynCorp Management LLC conducts no operations and was established for the purpose of holding equity in our Company. DynCorp Management LLC authorized 100,000 Class B shares as available for issuance and approved 7,246 Class B-1 Interests and 380 Class B-2 Interests to certain members of management and outside directors of Defco Holdings, Inc. (“Holdings”), the non-member manager, and its subsidiaries, including Delta Tucker Holdings, Inc. All of DynCorp International Inc.'s issued and outstanding common stock is owned by the Company, and all of the Company's issued and outstanding common stock is owned by our parent, Holdings. The grant and vesting of the awards is contingent upon the executives' consent to the terms and conditions set forth in the Class B-1 Interests and B-2 Interests Agreements. As of December 31, 2013 consents were received from members of management and outside directors with grants totaling 3,144 shares. Grants and the receipt of consents to the terms and conditions totaled 4,339 Class B-1 Interests during the year ended December 31, 2014. There were no new grants issued to any of our members of management in calendar year 2015.
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
A summary of the Class B Interest plans activity for the years ended December 31, 2015 and December 31, 2014 is as follows:

Number of Interests
Outstanding at December 31, 2013	3,144
Granted:
Class B-1	4,339
Class B-2	—
Exercised	—
Forfeited or expired	(1,582)
Outstanding at December 31, 2014	5,901
Granted:
Class B-1	—
Class B-2	—
Exercised	—
Forfeited or expired	(135)
Outstanding at December 31, 2015	5,766
Awards to our management team consist of options qualifying as profits interests under Revenue Procedure 93-27, that are exercisable only upon a change in control as defined in the Plan. The awards do not expire and the awards do not have a fixed strike price. The value of the Class B Interest as of the grant date is calculated using a Monte Carlo simulation consistent with the provisions of ASC Topic 718, “Compensation—Stock Compensation” and is amortized over the respective vesting period. The Monte Carlo simulation, similar to a Black-Scholes option pricing formula, requires the input of subjective assumptions, including the estimated life of the interest and the expected volatility of the underlying stock over the estimated life of the option. We use historical volatility of the market-based guideline companies as a basis for projecting the expected volatility of the underlying Class B interest and estimated the expected life of our Class B grants to be 4 years as of the grant date. The 2013 fair value utilized for determining the profits interests for Class B-1 and B-2 interests was $819.26 and $258.30, respectively. The initial fair value was utilized for all grants through the period ending March 28, 2014. After the period ending March 28, 2014, another valuation was performed to determine the fair value of future grants resulting in the 670 Class B-1 interests granted after March 28, 2014 having a fair value of $32.73. The weighted-average assumptions used in the valuation for grants issued after March 28, 2014 included expected volatility of 36.0%, risk-free interest rate of 1.1%, expected yield of 8.0%, a remaining expected life of 2.8 years, and a forfeiture rate of 8.0%. There were no applicable weighted-average assumptions in calendar year 2015 as there were no additional grants issued. We believe that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair value of our Class B grants.
The total grant date fair value of all options granted during 2015 and 2014 was $0 and $4.6 million, respectively. Total compensation cost expensed for the years ended December 31, 2015 and December 31, 2014 was $0.4 million and $3.2 million, respectively.

The following is a summary of the changes in non-vested shares for the years ended December 31, 2015 and December 31, 2014:

Number of Shares
Non-vested shares at December 31, 2013	2,123
Granted	4,339
Vested	(3,646)
Forfeited	(1,582)
Non-vested shares at December 31, 2014	1,234
Granted	—
Vested	(893)
Forfeited	(135)
Non-vested shares at December 31, 2015	206

As of December 31, 2015, the total compensation cost related to the non-vested Class B awards, not yet recognized, was $0.1 million which will be recognized over a weighted average period of approximately 0.3 years.
Long-Term Incentive Bonus
On December 17, 2013 the Company approved a long-term cash incentive bonus for certain members of management and outside directors, where in the event of a change in control, subject to the various members of management continued employment with the Company through such a change in control and execution of a restrictive covenant agreement within fourteen days of receipt of such agreement, the various members of management shall be eligible to receive a cash incentive bonus. As of December 31, 2015 there was no impact to the financial statements as no triggering event had occurred.

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

	As of
	December 31, 2015		December 31, 2014

	Carrying	Fair	Carrying	Fair
(Amounts in thousands)	Amount	Value	Amount	Value
10.375% senior unsecured notes	$455,000	$337,838	$455,000	$373,100
Term loan	187,272	179,781	187,272	185,868
Total indebtedness	642,272	517,619	642,272	558,968
Less current portion of long-term debt	(187,272)	(179,781)	—	—
Total long-term debt	$455,000	$337,838	$642,272	$558,968

Note 11 — Segment and Geographic Information
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
The following is a summary of the financial information of the reportable segments reconciled to the amounts reported in the consolidated financial statements:

	For the years ended
	December 31, 2015	December 31, 2014	December 31, 2013
(Amounts in thousands)
Revenue
DynAviation	$1,276,062	$1,204,417	$1,373,635
DynLogistics	647,142	1,045,200	1,920,715
Headquarters / Other (1)	(27)	2,692	(7,166)
Total revenue	$1,923,177	$2,252,309	$3,287,184

Operating (loss) / income
DynAviation	$(69,240)	$(61,501)	$(194,701)
DynLogistics	42,496	(67,097)	36,243
Headquarters / Other (2)	(47,975)	(91,348)	(48,322)
Total operating loss	$(74,719)	$(219,946)	$(206,780)

Depreciation and amortization
DynAviation	$2,473	$1,665	$1,628
DynLogistics	250	55	543
Headquarters / Other	34,531	47,987	48,108
Total depreciation and amortization (3)	$37,254	$49,707	$50,279

(1)
Headquarters revenue primarily represents revenue earned on shared services arrangements for general and administrative services provided to unconsolidated joint ventures and elimination of intercompany items between segments.

(2)
Headquarters operating expenses primarily relates to amortization of intangible assets and other costs that are not allocated to segments and are not billable to our U.S. government customers, partially offset by equity method investee income.

(3)	Includes amounts in Cost of services of $2.3 million, $1.1 million and $1.7 million for the years ended December 31, 2015, December 31, 2014 and December 31, 2013, respectively.

	As of
	December 31, 2015	December 31, 2014	December 31, 2013
(Amounts in thousands)
Assets
DynAviation	$351,627	$393,246	$447,646
DynLogistics	173,036	299,961	591,304
Headquarters / Other (1)	265,267	289,280	460,971
Total assets	$789,930	$982,487	$1,499,921

(1)	Assets primarily include cash, investments in unconsolidated subsidiaries, net deferred tax liabilities, intangible assets (excluding goodwill) and deferred debt issuance costs.

Geographic Information — Revenue by geography is determined based on the location of services provided.

	For the years ended
	December 31, 2015		December 31, 2014		December 31, 2013
(Amounts in thousands)
United States	$658,639	34%	$612,220	27%	$695,772	21%
Afghanistan	648,058	34%	1,003,205	45%	1,845,234	56%
Middle East (1)	407,521	21%	387,021	17%	534,861	16%
Other Americas	76,746	4%	84,424	4%	87,759	3%
Europe	70,456	4%	53,853	2%	52,365	2%
Asia-Pacific	29,362	1%	41,953	2%	46,170	1%
Other	32,395	2%	69,633	3%	25,023	1%
Total revenue	$1,923,177	100%	$2,252,309	100%	$3,287,184	100%

(1)
The Middle East includes but is not limited to activities in Iraq, Oman, Qatar, United Arab Emirates, Kuwait, Palestine, Sudan, Pakistan, Jordan, Lebanon, Bahrain, Saudi Arabia, Turkey and Egypt. The vast majority of all assets owned by the Company were located in the U.S. as of December 31, 2015.

Revenue from the U.S. government accounted for approximately 93%, 94% and 96% of total revenue for the years ended December 31, 2015, December 31, 2014 and December 31, 2013, respectively. As of December 31, 2015 and December 31, 2014 accounts receivable due from the U.S. government represented over 90% and 88% of total accounts receivable, respectively.

Note 12 — Related Parties, Joint Ventures and Variable Interest Entities
Consulting Fees
We have a Master Consulting and Advisory Services agreement ("COAC Agreement") with Cerberus Operations and Advisory Company, LLC, where, pursuant to the terms of the agreement, they make personnel available to us for the purpose of providing reasonably requested business advisory services. The services are priced on a case by case basis depending on the requirements of the project and agreements in pricing. We incurred $8.1 million, $4.9 million and $4.6 million of consulting fees on a gross basis before considering the effect of our contract mix which provides for partial recovery in conjunction with the COAC Agreement during years ended December 31, 2015, December 31, 2014 and December 31, 2013, respectively.
We have three executives who are Cerberus Operations and Advisory Company, LLC (“COAC”) employees, who are seconded to us: (i) our former Interim Chief Executive Officer and now non-executive chairman of our Board of Directors; (ii) our Senior Vice President, Chief Administrative Officer, Chief Legal Officer and Corporate Secretary; and (iii) our Senior Vice President, DynGlobal. Inclusive of the $8.1 million and $4.9 million recognized during the years ended December 31, 2015 and December 31, 2014 in COAC consulting fees, respectively, we recognized $4.2 million and $1.3 million of administrative expense in conjunction with these COAC employees for the years ended December 31, 2015 and December 31, 2014, respectively.
Certain members of executive management and board members of the Company and seconded COAC individuals have agreements and conduct business with Cerberus and its affiliates for which they receive compensation. We recognize such compensation as an expense in the consolidated financial statements.
Joint Ventures and Variable Interest Entities
Our most significant joint ventures and VIEs and our associated ownership percentages are listed as follows:

Partnership for Temporary Housing LLC ("PaTH")	30%
Contingency Response Services LLC ("CRS")	45%
Global Response Services LLC ("GRS")	51%
Global Linguist Solutions ("GLS")	51%
DynCorp International FZ - LLC ("DIFZ")	25%
Babcock DynCorp Limited ("Babcock")	44%
We account for our investments in VIEs in accordance with ASC 810 - Consolidation. In cases where we have (i) the power to direct the activities of the VIE that most significantly impact its economic performance and (ii) the obligation to absorb losses of the VIE that could potentially be significant or the right to receive benefits from the entity that could potentially be significant to the VIE, we consolidate the entity. Alternatively, in cases where all of the aforementioned criteria are not met, the investment is accounted for under the equity method. As of December 31, 2015, we accounted for PaTH, CRS, Babcock, GRS and GLS as equity method investments. Alternatively, we consolidated DIFZ based on the aforementioned criteria. We present our share of the PaTH, CRS, GRS and GLS earnings in Earnings from equity method investees as these joint ventures are considered operationally integral. Alternatively, we present our share of the Babcock earnings in Other income, net as it is not considered operationally integral.
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
Receivables due from our unconsolidated joint ventures totaled $0.5 million and $1.5 million as of December 31, 2015, December 31, 2014, respectively. These receivables are a result of items purchased and services rendered by us on behalf of our unconsolidated joint ventures. We have assessed these receivables as having minimal collection risk based on our historic experience with these joint ventures and our inherent influence through our ownership interest. The related revenue we earned from our unconsolidated joint ventures totaled $0.4 million, $3.9 million, and $8.6 million for the years ended December 31, 2015, December 31, 2014 and December 31, 2013, respectively. Additionally, we earned $4.0 million, $12.4 million, and $3.7 million in equity method income (includes operationally integral and non-integral income) for the years ended December 31, 2015, December 31, 2014 and December 31, 2013, respectively.
GLS’ revenue was $27.8 million, $20.5 million and $21.8 million for the years ended December 31, 2015, December 31, 2014 and December 31, 2013, respectively. GLS incurred an operating and net loss of $2.8 million, $6.0 million and $3.6 million for the years ended December 31, 2015, December 31, 2014, and December 31, 2013, respectively. GLS paid cash dividends of $18.8 million during the year ended December 31, 2014. Based on our 51% ownership in GLS, we recognized $9.6 million in equity method income during the year ended December 31, 2014. GLS did not pay a cash dividend during the year ended December 31, 2015.
We currently hold one promissory note included in Other assets on our consolidated balance sheet from Palm Trading Investment Corp, which had an aggregate initial value of $9.2 million. The loan balance outstanding was $2.5 million and $2.9 million as of December 31, 2015 and December 31, 2014, respectively, reflecting the initial value plus accrued interest, less payments against the promissory note. The fair value of the note receivable is not materially different from its carrying value.
As discussed above and in accordance with ASC 810 - Consolidation, we consolidate DIFZ. The following tables present selected financial information for DIFZ as of December 31, 2015 and December 31, 2014 and for the years ended December 31, 2015, December 31, 2014 and December 31, 2013:

	As of
(Amounts in millions)	December 31, 2015	December 31, 2014
Assets	$4.7	$4.7
Liabilities	1.1	1.5

	For the years ended
(Amounts in millions)	December 31, 2015	December 31, 2014	December 31, 2013
Revenue	$216.1	$297.7	$414.4
The following tables present selected financial information for our equity method investees as of December 31, 2015 and December 31, 2014 and for the years ended December 31, 2015, December 31, 2014 and December 31, 2013:

	As of
(Amounts in millions)	December 31, 2015	December 31, 2014
Current assets	$32.2	$65.8
Total assets	32.2	65.9
Current liabilities	12.5	44.4
Total liabilities	12.5	44.4

	For the years ended
(Amounts in millions)	December 31, 2015	December 31, 2014	December 31, 2013
Revenue	$101.8	$233.1	$203.1
Gross profit	14.8	20.7	15.9
Net income	11.4	14.4	10.7
Many of our joint ventures and VIEs only perform on a single contract. The modification or termination of a contract under a joint venture or VIE could trigger an impairment in the fair value of our investment in these entities. In the aggregate, our maximum exposure to losses as a result of our investment consists of our (i) $6.7 million investment in unconsolidated subsidiaries, (ii) $0.5 million in receivables from our unconsolidated joint ventures, (iii) $2.5 million of notes receivable from Palm Trading Investment Corp, and (iv) contingent liabilities that were neither probable nor reasonably estimable as of December 31, 2015.

Note 13 — Collaborative Arrangements
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
On August 25, 2015, we executed an agreement with CH2M Hill to end our collaborative arrangement on the LOGCAP IV contract. Subsequent to August 25, 2015, we no longer shared any of the risks or profit associated with the contract.

Note 14 — Consolidating Financial Statements of Subsidiary Guarantors
The Senior Unsecured Notes issued by DynCorp International Inc. ("Subsidiary Issuer") and the Senior Credit Facility are fully and unconditionally guaranteed, jointly and severally, by the Company ("Parent") and all of the domestic subsidiaries of Subsidiary Issuer: DynCorp International LLC, DTS Aviation Services LLC, DynCorp Aerospace Operations LLC, DynCorp International Services LLC, DIV Capital Corporation, Dyn Marine Services of Virginia LLC, Services International LLC, Worldwide Management and Consulting Services LLC, Worldwide Recruiting and Staffing Services LLC, Heliworks LLC, Phoenix Consulting Group LLC and Casals & Associates, Inc. ("Subsidiary Guarantors"). Each of the Subsidiary Issuer and the Subsidiary Guarantors is 100% owned by the Company. Under the indenture governing the Senior Unsecured Notes, a guarantee of a Subsidiary Guarantor will terminate upon the following customary circumstances: (i) the sale of the capital stock of such Subsidiary Guarantor if such sale complies with the indenture; (ii) the designation of such Subsidiary Guarantor as an unrestricted subsidiary; (iii) if such Subsidiary Guarantor no longer guarantees certain other indebtedness of the Subsidiary Issuer or (iv) the defeasance or discharge of the indenture.
The following condensed consolidating financial statements present (i) condensed consolidating balance sheets as of December 31, 2015 and December 31, 2014 (ii) the condensed consolidating statement of operations and comprehensive loss for the years ended December 31, 2015, December 31, 2014 and December 31, 2013, (iii) condensed consolidating statements of cash flows for the years ended December 31, 2015, December 31, 2014 and December 31, 2013 and (iv) elimination entries necessary to consolidate Parent and its subsidiaries.
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
DynCorp International, Inc. is considered the Subsidiary Issuer as it issued the Senior Unsecured Notes.

Delta Tucker Holdings, Inc. and Subsidiaries
Condensed Consolidating Statement of Operations Information
For the year ended December 31, 2015

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$—	$1,937,385	$241,716	$(255,924)	$1,923,177
Cost of services	—	—	(1,739,280)	(238,254)	255,855	(1,721,679)
Selling, general and administrative expenses	—	—	(144,625)	(115)	65	(144,675)
Depreciation and amortization expense	—	—	(33,857)	(1,133)	4	(34,986)
Earnings from equity method investees	—	—	140	—	—	140
Impairment of goodwill, intangibles and long lived assets	—	—	(96,696)	—	—	(96,696)
Operating (loss) income	—	—	(76,933)	2,214	—	(74,719)
Interest expense	—	(65,689)	(3,135)	—	—	(68,824)
Loss on early extinguishment of debt	—	—	—	—	—	—
Interest income	—	—	103	7	—	110
Equity in (loss) income of consolidated subsidiaries	(132,602)	(89,904)	149	—	222,357	—
Other income, net	—	—	3,952	16	—	3,968
(Loss) income before income taxes	(132,602)	(155,593)	(75,864)	2,237	222,357	(139,465)
Benefit (provision) for income taxes	—	22,991	(14,040)	(279)	—	8,672
Net (loss) income	(132,602)	(132,602)	(89,904)	1,958	222,357	(130,793)
Noncontrolling interest	—	—	—	(1,809)	—	(1,809)
Net (loss) income attributable to Delta Tucker Holdings, Inc.	$(132,602)	$(132,602)	$(89,904)	$149	$222,357	$(132,602)

Delta Tucker Holdings, Inc. and Subsidiaries
Condensed Consolidating Statement of Operations Information
For the year ended December 31, 2014

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$—	$2,268,349	$315,551	$(331,591)	$2,252,309
Cost of services	—	—	(2,092,339)	(312,110)	331,584	(2,072,865)
Selling, general and administrative expenses	—	—	(146,623)	(265)	7	(146,881)
Depreciation and amortization expense	—	—	(47,979)	(603)	—	(48,582)
Earnings from equity method investees	—	—	489	9,588	—	10,077
Impairment of goodwill, intangibles and long lived assets	—	—	(214,004)	—	—	(214,004)
Operating (loss) income	—	—	(232,107)	12,161	—	(219,946)
Interest expense	—	(68,221)	(2,562)	—	—	(70,783)
Loss on early extinguishment of debt	—	(1,362)	—	—	—	(1,362)
Interest income	—	—	198	23	—	221
Equity in (loss) income of consolidated subsidiaries	(269,780)	(224,551)	10,174	—	484,157	—
Other income (expense), net	—	—	3,736	(56)	—	3,680
(Loss) income before income taxes	(269,780)	(294,134)	(220,561)	12,128	484,157	(288,190)
Benefit (provision) for income taxes	—	24,354	(3,990)	206	—	20,570
Net (loss) income	(269,780)	(269,780)	(224,551)	12,334	484,157	(267,620)
Noncontrolling interest	—	—	—	(2,160)	—	(2,160)
Net (loss) income attributable to Delta Tucker Holdings, Inc.	$(269,780)	$(269,780)	$(224,551)	$10,174	$484,157	$(269,780)

Delta Tucker Holdings, Inc. and Subsidiaries
Condensed Consolidating Statement of Operations Information
For the year ended December 31, 2013

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$—	$3,298,767	$445,144	$(456,727)	$3,287,184
Cost of services	—	—	(3,006,723)	(437,375)	456,845	(2,987,253)
Selling, general and administrative expenses	—	—	(148,962)	(845)	(118)	(149,925)
Depreciation and amortization expense	—	—	(48,028)	(600)	—	(48,628)
Earnings from equity method investees	—	—	1,510	3,060	—	4,570
Impairment of goodwill, intangibles and long lived assets	—	—	(312,728)	—	—	(312,728)
Operating (loss) income	—	—	(216,164)	9,384	—	(206,780)
Interest expense	—	(75,001)	(3,825)	—	—	(78,826)
Loss on early extinguishment of debt	—	(703)	—	—	—	(703)
Interest income	—	—	130	27	—	157
Equity in (loss) income of consolidated subsidiaries	(253,736)	(204,678)	5,097	—	453,317	—
Other (expense) income, net	—	—	(998)	188	—	(810)
(Loss) income before income taxes	(253,736)	(280,382)	(215,760)	9,599	453,317	(286,962)
Benefit (provision) for income taxes	—	26,646	11,082	(267)	—	37,461
Net (loss) income	(253,736)	(253,736)	(204,678)	9,332	453,317	(249,501)
Noncontrolling interest	—	—	—	(4,235)	—	(4,235)
Net (loss) income attributable to Delta Tucker Holdings, Inc.	(253,736)	(253,736)	(204,678)	5,097	453,317	(253,736)

Delta Tucker Holdings, Inc. and Subsidiaries
Condensed Consolidating Statement of Comprehensive Loss
For the year ended December 31, 2015

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Net (loss) income	$(132,602)	$(132,602)	$(89,904)	$1,958	$222,357	$(130,793)
Other comprehensive loss:
Currency translation adjustment	(122)	(122)	—	(122)	244	(122)
Other comprehensive loss, before tax	(122)	(122)	—	(122)	244	(122)
Income tax benefit related to items of other comprehensive loss	43	43	—	43	(86)	43
Other comprehensive loss	(79)	(79)	—	(79)	158	(79)
Comprehensive (loss) income	(132,681)	(132,681)	(89,904)	1,879	222,515	(130,872)
Noncontrolling interest	—	—	—	(1,809)	—	(1,809)
Comprehensive (loss) income attributable to Delta Tucker Holdings, Inc.	$(132,681)	$(132,681)	$(89,904)	$70	$222,515	$(132,681)

Delta Tucker Holdings, Inc. and Subsidiaries
Condensed Consolidating Statement of Comprehensive Loss
For the year ended December 31, 2014

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Net (loss) income	$(269,780)	$(269,780)	$(224,551)	$12,334	$484,157	$(267,620)
Other comprehensive loss:
Currency translation adjustment	(131)	(131)	—	(131)	262	(131)
Other comprehensive loss, before tax	(131)	(131)	—	(131)	262	(131)
Income tax benefit related to items of other comprehensive loss	47	47	—	47	(94)	47
Other comprehensive loss	(84)	(84)	—	(84)	168	(84)
Comprehensive (loss) income	(269,864)	(269,864)	(224,551)	12,250	484,325	(267,704)
Noncontrolling interest	—	—	—	(2,160)	—	(2,160)
Comprehensive (loss) income attributable to Delta Tucker Holdings, Inc.	$(269,864)	$(269,864)	$(224,551)	$10,090	$484,325	$(269,864)

Delta Tucker Holdings, Inc. and Subsidiaries
Condensed Consolidating Statement of Comprehensive Loss
For the year ended December 31, 2013

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Net (loss) income	$(253,736)	$(253,736)	$(204,678)	$9,332	$453,317	$(249,501)
Other comprehensive loss:
Currency translation adjustment	(437)	(437)	(242)	(195)	874	(437)
Other comprehensive loss, before tax	(437)	(437)	(242)	(195)	874	(437)
Income tax benefit related to items of other comprehensive loss	157	157	86	70	(313)	157
Other comprehensive loss	(280)	(280)	(156)	(125)	561	(280)
Comprehensive (loss) income	(254,016)	(254,016)	(204,834)	9,207	453,878	(249,781)
Noncontrolling interest	—	—	—	(4,235)	—	(4,235)
Comprehensive (loss) income attributable to Delta Tucker Holdings, Inc.	$(254,016)	$(254,016)	$(204,834)	$4,972	$453,878	$(254,016)

Delta Tucker Holdings, Inc. and Subsidiaries
Condensed Consolidating Balance Sheet Information
December 31, 2015

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
	ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$95,365	$13,417	$—	$108,782
Restricted cash	—	—	721	—	—	721
Accounts receivable, net	—	—	389,773	11	(3,687)	386,097
Intercompany receivables	—	—	199,364	15,180	(214,544)	—
Prepaid expenses and other current assets	—	2,406	54,364	1,825	(506)	58,089
Assets held for sale	—	—	7,913	—	—	7,913
Total current assets	—	2,406	747,500	30,433	(218,737)	561,602
Property and equipment, net	—	—	14,617	1,077	—	15,694
Goodwill	—	—	9,694	32,399	—	42,093
Tradenames, net	—	—	28,536	—	—	28,536
Other intangibles, net	—	—	113,256	223	—	113,479
Investment in subsidiaries	—	650,005	55,460	—	(705,465)	—
Long-term deferred taxes	—	—	13,364	—	—	13,364
Other assets, net	—	2,835	10,616	1,711	—	15,162
Total assets	$—	$655,246	$993,043	$65,843	$(924,202)	$789,930

	LIABILITIES & DEFICIT
Current liabilities:
Current portion of long-term debt	$—	$187,272	$—	$—	$—	$187,272
Accounts payable	—	—	85,374	6,138	(902)	90,610
Accrued payroll and employee costs	—	—	96,800	3,881	—	100,681
Intercompany payables	45,079	154,285	15,180	—	(214,544)	—
Deferred income taxes	—	—	27,310	24	—	27,334
Accrued liabilities	168,883	27,572	90,013	340	(172,090)	114,718
Liabilities held for sale	—	—	784	—	—	784
Income taxes payable	—	—	8,214	—	(84)	8,130
Total current liabilities	213,962	369,129	323,675	10,383	(387,620)	529,529
Long-term debt	—	455,000	—	—	—	455,000
Other long-term liabilities	—	—	13,571	—	—	13,571
Noncontrolling interests	—	—	5,792	—	—	5,792
(Deficit) equity	(213,962)	(168,883)	650,005	55,460	(536,582)	(213,962)
Total liabilities and deficit	$—	$655,246	$993,043	$65,843	$(924,202)	$789,930

Delta Tucker Holdings, Inc. and Subsidiaries
Condensed Consolidating Balance Sheet Information
December 31, 2014

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
	ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$87,300	$6,704	$—	$94,004
Restricted cash	—	—	707	—	—	707
Accounts receivable, net	—	—	452,938	719	(5,161)	448,496
Intercompany receivables	—	—	234,109	28,231	(262,340)	—
Prepaid expenses and other current assets	—	—	73,456	1,217	(473)	74,200
Total current assets	—	—	848,510	36,871	(267,974)	617,407
Long-term restricted cash	—	—	952	—	—	952
Property and equipment, net	—	—	23,615	171	—	23,786
Goodwill	—	—	96,489	32,399	—	128,888
Tradenames, net	—	—	28,762	—	—	28,762
Other intangibles, net	—	—	148,825	655	—	149,480
Investment in subsidiaries	—	805,417	55,087	—	(860,504)	—
Long-term deferred taxes	—	—	5,696	—	—	5,696
Other assets, net	558	11,775	15,183	—	—	27,516
Total assets	$558	$817,192	$1,223,119	$70,096	$(1,128,478)	$982,487

	LIABILITIES & DEFICIT
Current liabilities:
Accounts payable	$—	$—	$146,016	$1,253	$(723)	$146,546
Accrued payroll and employee costs	—	—	84,725	13,296	(4,314)	93,707
Intercompany payables	45,643	188,466	28,231	—	(262,340)	—
Deferred income taxes	—	—	31,453	24	—	31,477
Accrued liabilities	37,681	24,135	105,404	436	(37,630)	130,026
Income taxes payable	—	—	5,072	—	(648)	4,424
Total current liabilities	83,324	212,601	400,901	15,009	(305,655)	406,180
Long-term debt	—	642,272	—	—	—	642,272
Other long-term liabilities	—	—	11,312	—	—	11,312
Noncontrolling interests	—	—	5,489	—	—	5,489
(Deficit) equity	(82,766)	(37,681)	805,417	55,087	(822,823)	(82,766)
Total liabilities and deficit	$558	$817,192	$1,223,119	$70,096	$(1,128,478)	$982,487

Delta Tucker Holdings, Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flow Information
For the year ended December 31, 2015

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$563	$33,182	$(9,991)	$(3,178)	$(1,004)	19,572
Cash flows from investing activities:
Purchase of property and equipment	—	—	(2,026)	(1,153)	—	(3,179)
Proceeds from sale of property and equipment	—	—	526	—	—	526
Purchase of software	—	—	(1,555)	—	—	(1,555)
Return of capital from equity method investees	—	—	4,590	—	—	4,590
Contributions to equity method investees	—	—	(3,117)	—	—	(3,117)
Net Transfer (to) from affiliates	—	—	34,745	13,052	(47,797)	—
Net cash used in investing activities	—	—	33,163	11,899	(47,797)	(2,735)
Cash flows from financing activities:
Borrowings on indebtedness	—	218,800	—	—	—	218,800
Payments on indebtedness	—	(218,800)	—	—	—	(218,800)
Payments under other financing arrangements	—	—	(2,055)	—	—	(2,055)
Equity contribution from affiliates of Cerberus	—	1,000	—	—	—	1,000
Payments of dividends	—	—	—	(2,008)	1,004	(1,004)
Transfers (to) from affiliates	(563)	(34,182)	(13,052)	—	47,797	—
Net cash (used in) provided by financing activities	(563)	(33,182)	(15,107)	(2,008)	48,801	(2,059)
Net increase in cash and cash equivalents	—	—	8,065	6,713	—	14,778
Cash and cash equivalents, beginning of period	—	—	87,300	6,704	—	94,004
Cash and cash equivalents, end of period	$—	$—	$95,365	$13,417	$—	$108,782

Delta Tucker Holdings, Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flow Information
For the year ended December 31, 2014

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$333	$29,545	$(6,454)	$3,650	$(1,697)	$25,377
Cash flows from investing activities:
Purchase of property and equipment	—	—	(8,712)	—	—	(8,712)
Proceeds from sale of property and equipment	—	—	44	—	—	44
Purchase of software	—	—	(1,631)	—	—	(1,631)
Return of capital from equity method investees	—	—	5,625	—	—	5,625
Net Transfer (to) from affiliates	—	—	(60,122)	(20,372)	80,494	—
Net cash used in investing activities	—	—	(64,796)	(20,372)	80,494	(4,674)
Cash flows from financing activities:
Borrowings on indebtedness	—	118,000	—	—	—	118,000
Payments on indebtedness	—	(208,000)	—	—	—	(208,000)
Payments of deferred financing cost	—	—	(1,740)	—	—	(1,740)
Borrowings under other financing arrangements	—	—	20,214	—	—	20,214
Payments under other financing arrangements	—	—	(24,321)	—	—	(24,321)
Payments of dividends	—	—	—	(3,394)	1,697	(1,697)
Transfers (to) from affiliates	(333)	60,455	20,372	—	(80,494)	—
Net cash (used in) provided by financing activities	(333)	(29,545)	14,525	(3,394)	(78,797)	(97,544)
Net decrease in cash and cash equivalents	—	—	(56,725)	(20,116)	—	(76,841)
Cash and cash equivalents, beginning of period	—	—	144,025	26,820	—	170,845
Cash and cash equivalents, end of period	$—	$—	$87,300	$6,704	$—	$94,004

Delta Tucker Holdings, Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flow Information
For the year ended December 31, 2013

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net cash provided by operating activities	$461	$30,040	$101,590	$9,793	$(4,382)	$137,502
Cash flows from investing activities:
Purchase of property and equipment	—	—	(7,604)	(24)	—	(7,628)
Proceeds from sale of property and equipment	—	—	182	—	—	182
Purchase of software	—	—	(2,718)	—	—	(2,718)
Return of capital from equity method investees	—	—	2,223	—	—	2,223
Contributions to equity method investees	—	—	(30)	—	—	(30)
Net Transfer from (to) affiliates	—	—	(9,939)	(7,857)	17,796	—
Net cash used in investing activities	—	—	(17,886)	(7,881)	17,796	(7,971)
Cash flows from financing activities:
Borrowings on indebtedness	—	745,900	—	—	—	745,900
Payments on indebtedness	—	(796,537)	—	—	—	(796,537)
Payments of deferred financing cost	—	—	(2,139)	—	—	(2,139)
Borrowings under other financing arrangements	—	—	9,431	—	—	9,431
Payments under other financing arrangements	—	—	(29,734)	—	—	(29,734)
Payments of dividends	—	—	—	(8,764)	4,382	(4,382)
Transfers (to) from affiliates	(461)	20,597	7,856	(10,196)	(17,796)	—
Net cash used in financing activities	(461)	(30,040)	(14,586)	(18,960)	(13,414)	(77,461)
Net increase (decrease) in cash and cash equivalents	—	—	69,118	(17,048)	—	52,070
Cash and cash equivalents, beginning of period	—	—	74,907	43,868	—	118,775
Cash and cash equivalents, end of period	$—	$—	$144,025	$26,820	$—	$170,845

Note 15— Subsequent Events
We evaluated potential subsequent events occurring after the period end date and determined no subsequent events merited disclosure for the year ended December 31, 2015, except as disclosed within the Notes to the consolidated financial statements.

Schedule I - Condensed Financial Information of Registrant
DELTA TUCKER HOLDINGS, INC.
CONDENSED BALANCE SHEETS

	As of
	December 31, 2015	December 31, 2014
(Amounts in thousands)
Other assets, net	$—	$558
Total assets	$—	$558

Liabilities	$213,962	$83,324
Deficit	(213,962)	(82,766)
Total liabilities and deficit	$—	$558
See notes to this schedule
DELTA TUCKER HOLDINGS, INC.
CONDENSED STATEMENTS OF OPERATIONS

	For the years ended
	December 31, 2015	December 31, 2014	December 31, 2013
(Amounts in thousands)
Equity in income of subsidiaries, net of tax	$(132,602)	$(269,780)	$(253,736)
Income before income taxes	(132,602)	(269,780)	(253,736)
Income tax benefit	—	—	—
Net loss	$(132,602)	$(269,780)	$(253,736)
See notes to this schedule
DELTA TUCKER HOLDINGS, INC.
CONDENSED STATEMENTS OF CASH FLOWS

For the years ended
	December 31, 2015	December 31, 2014	December 31, 2013
(Amounts in thousands)
Net cash from operating activities	$563	$333	$461
Net cash from investing activities	—	—	—
Net cash from financing activities	(563)	(333)	(461)
Net change in cash and cash equivalent	—	—	—
Cash and cash equivalents, beginning of period	—	—	—
Cash and cash equivalents, end of period	$—	$—	$—
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
Note 2 — Dividends Received from Consolidated Subsidiaries
We have received no dividends from our consolidated subsidiaries including DynCorp International Inc. which has covenants related to its long-term debt, including restrictions on dividend payments as of December 31, 2015. As the parent guarantor to DynCorp International Inc., we are subject to certain restrictions set forth under the Senior Credit Facility, including restrictions on the payment of dividends. As we are the holding company of DynCorp International Inc. and have no independent operations apart from DynCorp International Inc. and no assets other than our investment in DynCorp International Inc. and associated deferred taxes, our retained earnings and net income are fully encumbered by these restrictions.
Note 3 — Equity
Our equity was initially comprised of a capital contribution of $550.9 million. Between our inception and December 31, 2015, our equity has been impacted by our earnings, changes in other comprehensive loss and additional paid in capital.

Schedule II - Valuation and Qualifying Accounts
Delta Tucker Holdings, Inc.
For the years ended December 31, 2015, December 31, 2014 and December 31, 2013

(Amount in thousands)	Beginning of Period	Additions	Deductions from Reserve (1)	End of Period
Allowance for doubtful accounts:
December 31, 2012 — December 31, 2013	$1,481	$1,531	$(1,391)	$1,621
December 31, 2013 — December 31, 2014	$1,621	$3,269	$(154)	$4,736
December 31, 2014 — December 31, 2015 (2)	$4,736	$15,314	$(3,767)	$16,283

(1)	Deductions from reserve represents accounts written off, net of recoveries.

(2)	Additions in 2015 primarily driven by a balance sheet reclassification related to amounts billed during the year.

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
Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the

Act, for the period ended December 31, 2015. Based on the evaluation performed, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.
Inherent Limitations of Internal Controls — Our management, including the Company's Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
Changes in Internal Control Over Financial Reporting — There have been no changes in our internal control over financial reporting (as such term is defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management's Report on Internal Control Over Financial Reporting — The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with GAAP. Management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2015.

ITEM 9B. OTHER INFORMATION.
On March 29, 2016, the Company obtained approval of the Lender Waiver from the lenders under the Company’s Senior Credit Facility. For a description of the Lender Waiver, see Note 7 to the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The following are the names, ages and a brief account of the business experience for the past five years of our directors and executive officers as of March 9, 2016. Unless the context otherwise indicates, references herein to “we,” “our,” “us,” or “the Company” refer to Delta Tucker Holdings, Inc. and its consolidated subsidiaries.

Name	Age	Position
James E. Geisler	49	Non-executive Chairman of the Board of Directors
Chan Galbato	53	Director
General Michael Hagee (USMC Ret.)	71	Director
Brett Ingersoll	52	Director
General John Tilelli (USA Ret.)	74	Director
Michael Sanford	34	Director
Kim Fennebresque	65	Director
Lewis Von Thaer	55	Chief Executive Officer
William T. Kansky	54	Senior Vice President and Chief Financial Officer
Gregory S. Nixon	52	Senior Vice President, Chief Administrative Officer, Chief Legal Officer and Corporate Secretary
George C. Krivo	53	Senior Vice President, DynGlobal
Randall Bockenstedt	61	Senior Vice President, DynLogistics
Steven T. Schorer	58	President, Aviation Group Leader
Chris Taylor	50	Senior Vice President, Strategy
Joseph M. Ford	56	Senior Vice President, Business Development
Barbara D. Walker	55	Senior Vice President, Human Resources
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
James E. Geisler is an employee of COAC who has been seconded to us as our Non-executive Chairman of the Board of Directors since June 2015. Mr. Geisler joined COAC in August 2014 and served as our Interim Chief Executive Officer from August 2014 to June 2015. Mr. Geisler is currently a director of the Company and has been a director since September 2012. He has been a member of the Company's Audit Committee and Business, Ethics and Compliance Committee since September 2012, except for the period of time when he served as Interim Chief Executive Officer. Prior to joining COAC, Mr. Geisler spent 17 years at United Technologies Corporation in roles including co-Chief Financial Officer and also as Vice President of Strategy leading business development and acquisitions. In addition to the DynCorp Board of Directors, Mr. Geisler is a director of Remington Arms, PaxVax, and Your Community Bank (NASDAQ: YCB). He holds a Master's in Business Administration from the University of Virginia's Darden Graduate School of Business Administration and a Bachelor of Business Administration from the University of Kentucky.
Chan Galbato currently serves as the Chief Executive Officer of COAC, a position he has held since March 2012. Mr. Galbato served as a Senior Operating Executive of Cerberus Capital Management, L.P. ("Cerberus") since 2009. Prior to joining Cerberus, Mr. Galbato served as the Chief Executive Officer and President of the Controls Group at Invensys plc, the President of Services for The Home Depot, and President and Chief Executive Officer of Armstrong Floor Products. He also serves as Chairman of Blue Bird Corporation and YP Holdings LLC and is a member of the board of directors of Steward Health Care LLC. From 2006 to 2013, he was also a director of the Brady Corporation, most recently as its Lead Director. He holds a Master’s degree in Business Administration from the University of Chicago and a Bachelor’s degree in economics from the State University of New York. Mr. Galbato was selected to serve as one of our directors because of his extensive experience in financing, private equity investments and board service.
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
Kim Fennebresque currently serves as a member of the Board of Directors at BlueLinx Holdings Inc. and as a senior advisor to Cowen Group Inc. (“Cowen”), a financial services company. He previously served as Chairman and Chief Executive Officer of Cowen and its predecessor SG Cowen from 1999 to 2008. Mr. Fennebresque currently serves on the Board of Directors of Ally Financial Inc. and Albertson’s LLC. Mr. Fennebresque served as Chairman of Dahlman Rose & Co., LLC (“Dahlman”), a financial services company, from 2010 to 2012, and as Chief Executive Officer of Dahlman from July 2011 until August 2012. He has also served as head of the corporate finance and mergers & acquisitions departments at UBS and was a general partner and co-head of investment banking at Lazard Frères & Co. Mr. Fennebresque also held various positions at The First Boston Corporation (now Credit Suisse). He is a graduate of Trinity College and Vanderbilt Law School.
Lewis Von Thaer has been our Chief Executive Officer since July 2015. Mr. Von Thaer most recently served as President of the National Security Sector at Leidos Inc., responsible for leading the efforts in intelligence, surveillance, reconnaissance, cyber, logistics, and systems solutions. Prior to joining Leidos in 2013, Mr. Von Thaer was President of General Dynamics Advanced Information Systems and corporate vice president of General Dynamics Corporation. He also previously served as senior vice president of operations for General Dynamics Advanced Information Systems and was responsible for performance and acquisition integration throughout the enterprise. Until November 2003, Mr. Von Thaer served as General Dynamics Corporation's vice president and general manager of the company's Surveillance and Reconnaissance Systems strategic business unit. Mr. Von Thaer joined General Dynamics Corporation as vice president of engineering and chief technical officer when his previous employer, the Advanced Technology Systems division of Lucent Technologies, was acquired. He served as senior vice president for Advanced Technology Systems, responsible for all government programs, engineering, manufacturing, quality, contracting, and procurement. Mr. Von Thaer had worked at Lucent Technologies and its predecessor, AT&T Bell Laboratories, since 1983. Mr. Von Thaer holds a bachelor's degree in electrical engineering from Kansas State University and a master's degree in electrical engineering from Rutgers University. He serves as a member of the Defense Science Board, National Intelligence University Foundation, National Defense Industry Association and is a member of the Executive Leadership Team for the American Heart Association’s annual Heart Walk.
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
Gregory S. Nixon is a Managing Director of COAC who has been seconded to us as our Senior Vice President, Chief Administrative Officer, Chief Legal Officer and Corporate Secretary where he oversees the legal, contracts and compliance affairs of the Company since he joined COAC in September 2014. From October 2013 to August 2014, Mr. Nixon served as Chief Legal Officer of CH2M Hill Companies, Ltd. Prior to CH2M Hill, Mr. Nixon served as our Senior Vice President, Corporate Secretary and General Counsel. Previously, Mr. Nixon worked for McKinsey & Company Inc., from August 2007 to September 2009. From September 2002 to August 2007, he was at Booz Allen Hamilton Incorporated as a Principal and Associate General Counsel. Mr. Nixon also practiced law at the international law firm of Howrey & Simon LLP in their Commercial Litigation Group and Intellectual Property Group. After serving as a commissioned officer in the U.S. Air Force, Mr. Nixon held senior government positions in the U.S. Government Accountability Office and served as special counsel in the intelligence community. He is a retired Lieutenant Colonel in the U.S. Air Force Judge Advocate General’s Corps Reserve. Mr. Nixon is a licensed patent attorney. Mr. Nixon has a Bachelor’s of Science in mechanical engineering from Tuskegee University and a Juris Doctor degree from Georgetown University Law Center.
George C. Krivo is a COAC employee who has been seconded to us as our Senior Vice President, DynGlobal since January 2016. Prior to his current role, Mr. Krivo was seconded to us as our Senior Vice President, Business Development since he joined COAC in September 2014. From December 2010 to May 2014, Mr. Krivo was employed by us and held numerous positions, including serving as our Senior Vice President of DynLogistics from March 2013 until May 2014, our Senior Vice President of Business Development from January 2011 to March 2013 and our Vice President, Land Systems in our Global Platform Support Solutions segment from December 2010 to January 2011. Previously, Mr. Krivo served as vice president and division manager for Science Applications International Corporation (SAIC) before joining us in August 2009.  From August 2005 to December 2008, Mr. Krivo was vice president and general manager of DRS Technologies’ Engineering & Logistics Enterprise and led business development for the land vehicle electro-optical/infrared business. From 1985 to 2005, Mr. Krivo served as an active duty commissioned officer in the U.S. Army. Mr. Krivo’s military experience includes serving as policy advisor to the chairman of the Joint Chiefs of Staff; strategy advisor to the Chief of Staff of the Army, senior military spokesperson for coalition forces in Iraq, operations officer for a Patriot missile brigade in Germany and commander of an armored and mechanized Task Force in Bosnia. Mr. Krivo holds a Master of Arts from the University of Oklahoma and a Bachelor of Arts from Cornell College.

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

Steven T. Schorer has been our President, Aviation Group Leader since May 2015. Mr. Schorer worked as an independent consultant from December 2013 until April 2015. Mr. Schorer served as our President from November 2010 to November 2013. Mr. Schorer joined the company in April 2009 as President of our operating company’s Global Platform Support Solutions segment. Mr. Schorer has more than 25 years of experience in the aerospace and defense industry, and a diverse background in general management, international business development, program management, and engineering. From 2003 to 2008, he was President of the C4I segment at DRS Technologies, Inc., a $1.5 billion operation with 22 sites and over 5,000 employees. Before that, Mr. Schorer served as president and general manager of the Ocean Systems Division of L-3 Communications. He has also worked for Allied Signal Aerospace, Lockheed Missiles and Space, Raytheon, and Hughes Aircraft. Mr. Schorer has a Bachelor of Science degree in electrical engineering from the University of Massachusetts. He completed executive management programs at the Anderson School of Executive Management, University of California, Los Angeles, and at the American Graduate School of International Management in Phoenix.

Chris Taylor has been our Senior Vice President, Strategy since January 2016. Prior to his current role, Mr. Taylor was our Managing Director for Advanced Programs since the time he joined the Company in July 2015. From February 2012 to July 2015, Mr. Taylor was the founder and Chief Executive Officer of the technology firm, Novitas Group. From May 2008 to February 2012, Mr. Taylor held positions as Senior Vice President, Global Strategy and Chief Executive Officer at Mission Essential Personnel, LLC. Before that, Mr. Taylor served for 14 years in the United States Marine Corps. Mr. Taylor holds a Bachelor of Arts, Accounting and Business Administration from St. Leo University and a Master's in Business Administration, Strategy and Leadership from the College of William & Mary as well as a Master's in Public Administration from the Harvard Kennedy School. He is an adjunct professor at Georgetown University's School of Foreign Service where he teaches the graduate seminar, "The Business of National Security". Mr. Taylor is a member of the Council on Foreign Relations and the Atlantic Council, and is a member of the Board of Trustees at the American University of Afghanistan.

Joseph M. Ford has been our Senior Vice President, Business Development since January 2016. Prior to his current role, Mr. Ford was our Group Vice President, Business Development since the time he joined the Company in August 2015. From August 2014 to August 2015, Mr. Ford was an independent consultant. From July 2011 to August 2014, Mr. Ford was Senior Vice President, Chief Operating Officer for Beechcraft Defense Company where he was responsible for leadership and execution of programs and operations. From June 2008 to February 2011, Mr. Ford was a Vice President at AAR Corp where he established the Legislative Affairs office and served as Presidential Airways General Manager and COO. Mr. Ford retired as a Colonel from the United States Air Force. He holds a Master's of Science from Troy University, a Master's from Marine Corps University and has completed the Executive Program for Strategy and Innovation from the Massachusetts Institute of Technology - Sloan School of Management.

Barbara D. Walker has been our Senior Vice President, Human Resources since January 2016. From September 2006 to current, Ms. Walker has held various executive level human resources positions within the Company including leading our DynAviation segment Human Resources and our Worldwide Recruiting and Staff Services function. She has been a part of the Company since 1979, having held progressively more senior level roles throughout this time each with increasing responsibility.

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
COMMITTEES OF THE BOARD OF DIRECTORS
The Board has established three standing committees: (1) Audit, (2) Business Ethics and Compliance and (3) Compensation. In addition, special committees may be established under the direction of the Board when necessary to address specific issues. As of December 31, 2015 the committees consisted of the following members of the Board:

Name	Audit	Business Ethics and Compliance	Compensation
James E. Geisler (1)	X	X	X
Chan Galbato			X
General Michael Hagee (USMC Ret.)	X	C	X
Brett Ingersoll	X		C
General John Tilelli (USA Ret.)	C	X	X
Michael Sanford	X
Kim Fennebresque	X
(1) Upon Mr. Geisler's departure as Interim Chief Executive Officer in June 2015, he retained his positions on the Audit, Business Ethics and Compliance and Compensation committees as well as his continued service on the Board. See "Director Compensation" under Item 11 below for further detail.
C - Committee Chairman

X - Committee Member
STANDING COMMITTEES
Audit Committee
The Audit Committee oversees risks related to the Company's financial statements, the financial reporting process, certain compliance issues and accounting matters. The Audit Committee is also responsible for the oversight of (i) management's assessment of internal controls; (ii) our internal audit function; (iii) the Company's policies and practices with respect to enterprise risk management programs and processes; and (iv) audits of the Company's financial statements on behalf of the Board. Among other duties, it is directly responsible for the selection and oversight of our independent auditors. The functions of the Audit Committee are further described in the Audit Committee's charter. The Audit Committee met six times during the year ended December 31, 2015. The Audit Committee met on March 9, 2016 in relation to the year ended December 31, 2015. The Audit Committee’s charter is available on our website, http://www.dyn-intl.com, under the heading “Investor Relations — Corporate Governance.”
Even though our stock is not publicly traded as of the Merger, in accordance with our Corporate Governance Guidelines, Members of the Audit Committee who are determined by the Board to be independent, if any, within the meaning of our Corporate Governance Guidelines must satisfy the requirements of the New York Stock Exchange (“NYSE”). The Board determined that General Tilelli, General Hagee and Mr. Fennebresque are independent Directors. Mr. Geisler, Mr. Ingersoll and Mr. Sanford are not considered as independent Directors because of their employment with Cerberus.
The Board does not prohibit its members from serving on boards or committees of other organizations, and has not adopted any specific guidelines limiting such activities. However, the service on boards or committees should be consistent with the Company's conflict of interest policies and the terms of the charters of the various committees of the Board.
The Board has determined that Messrs. Geisler, Ingersoll, Hagee, Sanford and Fennebresque are “audit committee financial experts” as defined by the United States Securities and Exchange Commission (“SEC”) rules. Mr. Geisler, General Hagee, Mr. Ingersoll and Mr. Fennebresque currently serve on the Audit committees of other public companies in addition to our Audit Committee, and the Board has determined that their simultaneous service does not impair their ability to serve effectively on the Company's Audit Committee.
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
Compensation Committee
Our Compensation Committee is responsible for making recommendations to the Board concerning the compensation of the CEO and other executive officers, including the appropriateness of salary, incentive compensation, equity-based compensation plans and certain other benefit plans. Our Compensation Committee evaluates the performance of the CEO and other executive officers in setting their compensation levels and considers the Company's performance, as well as other factors deemed appropriate by our Compensation Committee. Our Compensation Committee occasionally engages independent consulting firms to review and evaluate various elements of the CEO's and other executive officers' total compensation, as discussed below under “Compensation Discussion and Analysis.” Our Compensation Committee met four times during the year ended December 31, 2015.
Our Compensation Committee’s charter is available on our website, http://www.dyn-intl.com, under the heading “Investor Relations — Corporate Governance.”

ITEM 11. EXECUTIVE COMPENSATION.
COMPENSATION DISCUSSION AND ANALYSIS
Overview
This Compensation Discussion and Analysis ("CD&A") describes the policies and objectives underlying our compensation program for our Named Executive Officers (“NEOs”). Accordingly, this section addresses and analyzes each element of our NEOs' compensation program. Our NEOs were made up of our (1) current CEO, (2) former interim CEO, (3) current CFO, (4) three most highly compensated executive officers other than the CEO and CFO who were serving as executive officers as of December 31, 2015 and (5) one former executive officer serving during the year who was not serving as an executive officer as of December 31, 2015 but who would have been among the three most highly compensated executive officers other than the CEO and CFO if he were serving as an executive officer as of December 31, 2015. This section also presents a series of tables containing specific information about the compensation awarded to, earned by or paid to our NEOs. For the year ended December 31, 2015, our NEOs were:

•	Lewis Von Thaer, Chief Executive Officer commencing as of July 13, 2015, who was a named executive officer by reason of his position with us;

•
James E. Geisler, a COAC employee seconded to us as former Interim Chief Executive Officer, who served in such position until July 13, 2015 and who is named executive officer by reason of his former position with us;

•	William T. Kansky, Senior Vice President and Chief Financial Officer as of December 31, 2015, who is a named executive officer by reason of his position with us;

•
George C. Krivo, a COAC employee seconded to us as Senior Vice President, DynGlobal and former Senior Vice President, Business Development, who is a named executive officer by reason of his level of compensation as an executive officer;

•
Gregory S. Nixon, a COAC employee seconded to us as Senior Vice President, Chief Administrative Officer, Chief Legal Officer and Corporate Secretary, who is a named executive officer by reason of his level of compensation as an executive officer;

•	Steven T. Schorer, President, Aviation Group Leader, who is a named executive officer by reason of his level of compensation as an executive officer;

•
James R. Myles, former Vice President, Aviation Group Leader, who served in such a position until May 2015 and who is a named executive officer by reason of his level of compensation as a former executive officer.

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
Our Compensation Committee did not establish any specific percentile pay objectives during or for calendar year 2015. The Compensation Committee operates to ensure individual NEO compensation opportunities are commensurate with executive skills, leadership and performance and role impact. In addition, our Compensation Committee ensures that the aggregate cost of executive talent is generally within the range of competitive practice.
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
The Company maintains a long-term cash incentive bonus for certain members of management and outside directors, where in the event of a change in control, subject to the various members of management continued employment with the Company through such a change in control and execution of a restrictive covenant agreement within fourteen days of receipt of such agreement, the various members of management shall be eligible to receive a cash incentive bonus. As of December 31, 2015 there was no impact to the financial statements as no triggering event had occurred.
Our long term cash incentive bonus was extended to certain executives as they were deemed necessary to the ongoing performance of the Company's, and its subsidiaries, operations. As such the long term incentive bonus is intended to retain the services of the executive in the event of a change in control.
We are a party to employment agreements with Mr. Von Thaer, Mr. Kansky and Mr. Schorer which establishes a minimum salary, annual incentive compensation targets and also provides for termination payments under certain circumstances. Additionally, Mr. Von Thaer is provided a supplemental transition bonus which is intended to compensate him for the loss of unvested equity in his prior firm when he joined us as our Chief Executive Officer. We believe that securing the agreement of these key individuals provides a reasonable level of income security for the executive and covenant protections for the business. Mr. Geisler is party to an employment agreement with COAC and DI, given that his direct employer as of December 31, 2015 was COAC. The material terms of his employment agreement are discussed further below, under the headings “Employment Agreements” and “Other Potential Post-Employment Payments.” The Board of Directors retains discretion to provide employment agreements to and execute on the Company's behalf secondment agreements for our NEOs.
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
Secondments
For those NEOs that are secondees to the Company, no compensation is paid directly by the Company to the NEO. Rather, COAC pays the NEO directly as the employer and the Company pays COAC pursuant to the applicable secondment agreement for the services provided to the Company by the NEO. Mr. Geisler participates in the long-term incentive and equity compensation plans as part of his service as a director but does not participate in any incentive bonus or other employment benefits. Under Mr. Geisler's secondment agreement, there is no explicit severance, or similar termination compensation and provisions applicable. The Company is not involved with setting compensation or benefits paid by COAC to our seconded NEOs.
Use of Consultants
For the year ended December 31, 2015, the Compensation Committee retained Board Advisory, LLC as its compensation consultant to provide advice and resources regarding pay practices relevant to the Company as an employer, and to assist the Compensation Committee in the design of related executive compensation and employment programs. Board Advisory, LLC reports directly to the Compensation Committee, and the Compensation Committee has the sole power to terminate or replace and authorize payment of fees to Board Advisory, LLC.
The Compensation Committee directed Board Advisory, LLC in 2015 to provide data and perspective on pay issues on an ad hoc basis. During 2015, Board Advisory, LLC provided the Compensation Committee with information regarding CEO pay and CEO pay practices, as well as assistance in the design of executive compensation plans described above.
The Compensation Committee has determined that Board Advisory, LLC is independent based on its review of Board Advisory, LLC’s internal controls and its historic relationship with the advisor. In its determination the Committee considered a number of relevant factors including:

•	that Board Advisory, LLC does not provide any services to the Company except advisory services to the Compensation Committee;

•	that the amount of fees received from the Company by Board Advisory, LLC is not material as a percentage of Board Advisory, LLC’s total revenue;

•	that Board Advisory, LLC has policies and procedures that are designed to prevent conflicts of interest;

•
that Board Advisory, LLC and its employees who provide services to the Compensation Committee do not have any business or personal relationship with any member of the Compensation Committee or any executive officer of the Company; and

•	that Board Advisory, LLC and its employees who provide services to the Compensation Committee do not own any stock of the Company.
Elements of our Executive Compensation Program
The primary elements of our executive compensation program, which covers our non-seconded NEOs as well as other officers and key executives of the company, for the year ended December 31, 2015 were:

•	base salary;

•	an annual incentive bonus, paid in cash;

•	share based compensation plan;

•	long-term incentive bonus plan;

•	a tax-qualified savings plan with matching company contributions; and

•	perquisites and other personal benefits.
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
Base Salary
We pay our non-seconded NEOs a base salary as fixed compensation for their time, efforts and commitments throughout the year. Salary levels are typically reviewed annually as part of our performance review process as well as upon a promotion or other change in job responsibility. Our review cycle for base salary increases for calendar year 2015 occurred from January to March. Due to competitive pressures within our industry, we froze salary increases for calendar year 2014 and in some instances requested certain executives to take a voluntary, yet temporary, pay reduction to their base salary. In 2015, we restored these executives back to their previous salary levels.
In reviewing base salary, the Compensation Committee considers, among other performance standards, the NEO's contributions in assisting the Company in meeting its financial targets, improving operational efficiencies, creating and executing a clear strategy, leading and overseeing significant company driven projects, creating a winning culture of compliance and safety. Generalized competitive pay data in survey format is reviewed by our Compensation Committee as a reference point, but does not necessarily control the Compensation Committee's pay decisions.
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
Under the MIP, target bonus amounts for the year ended December 31, 2015 were based on a percentage of base salary, according to each non-seconded NEO's level and overall job responsibilities. This method of assigning each applicable NEO a MIP target bonus percentage is consistent with our compensation philosophy, as discussed within the “Executive Compensation Philosophy” section above. Actual incentive bonus compensation paid to each executive is reflected in column (f) of the “Summary Compensation Table” below, and further described below in the “NEOs on an Individualized Basis” section.
Specific target bonus percentages are set forth in the following table:

Covered NEO	Calendar Year	Annual Base Salary	Annual Target Bonus Percentage	Annual Target Bonus Amount
Mr. Von Thaer (1)	2015	$800,000	100%	$800,000
Mr. Geisler (2)	2015	$—	—%	$—
Mr. Kansky	2015	$800,000	100%	$800,000
Mr. Krivo (2)	2015	$—	—%	$—
Mr. Nixon (2)	2015	$—	—%	$—
Mr. Schorer	2015	$675,000	100%	$675,000
Mr. Myles	2015	$325,000	100%	$325,000

(1)	Under the terms of his employment agreement, Mr. Von Thaer is eligible to receive no less than 100% of his annual target bonus for calendar year 2015.

(2)	As seconded executives, Mr. Geisler, Mr. Krivo and Mr. Nixon do not participate in the MIP.
Bonuses are paid under the MIP based on the attainment of certain financial performance targets that were approved by our Compensation Committee, as set forth below. The MIP provides that the target bonus percentages and performance targets will be established annually during the first 90 days of the plan year. The corporate performance payout percentage for MIP payout was 95% of the target amount as of December 31, 2015.
For the year ended December 31, 2015, the financial performance metrics for our eligible NEOs, excluding Mr. Schorer, included adjusted earnings before interest, tax, depreciation and amortization (“Adjusted EBITDA”), orders and free cash flow. Each eligible NEO's bonus payout formula, excluding Mr. Schorer, is based on performance metrics tied to our consolidated performance. Adjusted EBITDA is calculated by adjusting EBITDA for the items described below. We use Adjusted EBITDA as it provides a meaningful measure of operational performance on a consolidated basis because it eliminates the effects of period to period changes in taxes, costs associated with capital investments and interest expense, and adjusts for certain items as defined in our Credit Facility and indenture, see Item 7 Non-GAAP measures for additional information. We established orders as a key measure, as it measures future revenue related to new businesses and growth to existing businesses and is consistent with our long-term strategic operational growth plan. We reward effective management of free cash flow as it is reflects how well we are managing the cash flows of our operating activities.

Mr. Schorer participates in the MIP with an individual target payout of 100%. Under the terms of his employment agreement, as an alternate to the standard metrics for MIP, Mr. Schorer's MIP payout for calendar year 2015 could also be achieved based on certain metrics specific to DynAviation, including: (i) Orders; (ii) Revenue; (iii) Adjusted EBITDA; and (iv) DSO. Mr. Schorer is guaranteed $375,000 as a minimum MIP payout for calendar year 2015 if these metrics are not met.

Bonuses earned by our non-seconded NEOs under the MIP for performance for the year ended December 31, 2015, are reflected in column (f) of the “Summary Compensation Table” below. Our consolidated performance targets and actual results for the year ended December 31, 2015 were as follows:

Calendar Year Ended	Performance Metric	Performance Targets		Weighting of Performance Metrics	Actual Results
December 31, 2015	Adjusted EBITDA	$90.0	million	60%	$96.1	million
	Orders (1)	$2,300.0	million	20%	$1,753.0	million
	Free Cash Flow (2)	$52.0	million	20%	$15.4	million

(1)
Orders utilized for performance metric purposes are calculated as the funded and unfunded net changes to contract values, including exercised and unexercised options as of December 31, 2015. Estimated future task orders under IDIQ contracts are not considered Orders until the task orders are awarded.

(2)	Free cash flow utilized for performance metric purposes is calculated as cash flows from operating activities less purchased property and equipment and purchased software in calendar year 2015.

Calendar Year 2015 Incentive Bonus Compensation

Approved bonuses are set forth in the following table:

Covered NEO	Calendar Year	Approved Bonus Amount (1)
Mr. Von Thaer (2)	2015	900,000
Mr. Geisler (3)	2015	—
Mr. Kansky	2015	760,000
Mr. Krivo (3)	2015	—
Mr. Nixon (3)	2015	—
Mr. Schorer (2)	2015	641,300
Mr. Myles	2015	—

(1)	This reflects the bonus amount approved by the Committee on March 13, 2016 for each NEO. As noted above, the approval percentage was 95% as of December 31, 2015.

(2)
Mr. Von Thaer's and Mr. Schorer's minimum payout amounts for calendar year 2015 are determined by their employment agreements as noted below in the "NEO Compensation on an Individualized Basis" section; however, the approved payouts were increased at the discretion of the Compensation Committee for performance reasons.

(3) As seconded executives, Mr. Geisler, Mr. Krivo and Mr. Nixon do not participate in the MIP.
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
The Company has a non-qualified unfunded and unsecured deferred compensation plan that is offered to certain members of management allowing for the deferral of salary and bonuses without the statutory limitations present in 401(k) savings plan ("Savings Plan"). The elections under the savings plan must be completely separate and independent of each other. Under the saving plan, the deferral amount limitation is 100% of salary and 100% of bonuses and each participant shall be 100% vested in their accounts, at all times. The Company makes no contributions into the plan and currently the plan only includes contributions by the respective participants. The account balances are not indexed in any particular investments and do not realize earnings.
Perquisites and Other Personal Benefits
We maintain group medical and dental insurance, accidental death insurance and disability insurance programs for our employees, as well as customary vacation and other similar employee benefits. Non-seconded NEOs are eligible to participate in these programs on the same basis as our other U.S. based salaried employees.
Our Compensation Committee established an Executive Benefits Plan for designated executives including our non-seconded NEOs, under which they are reimbursed up to $15,000 per year on a pre-tax basis for annual physical examinations not covered by our group health plans, as well as personal income tax services and estate planning services. Payments under the Executive Benefits Plan are grossed up to compensate for income taxes on the payments. For the year ended December 31, 2015 payments in the aggregate tax adjusted amount of $15,301, were made to our NEOs under this plan and are reflected in column (g) of the Summary Compensation Table.
The cost we incurred in providing term life insurance benefits to each of our non-seconded NEOs is reflected in the "Cost of Insurance Policies" column of the “All Other Compensation" table below. This benefit is generally available to most U.S. based non-union employees.
All of our NEOs, except for Mr. Kansky, are provided with a special travel accident policy with a benefit payout amount of $3,000,000 and an annual premium of $16,952. Each NEO's respective taxable share of the premium for such insurance is reflected in the "Cost of Insurance Policies" column of the “All Other Compensation" table below.
Employment Agreements and Post-Employment Benefits
Our Compensation Committee believes it generally to be in our best interests to design compensation programs that: (i) assist us in attracting and retaining qualified executive officers; (ii) provide certainty about the consequences of terminating certain executive officers’ employment; and (iii) most importantly, protect us by obtaining post-termination covenants. Mr. Von Thaer, Mr. Kansky and Mr. Schorer are the only NEOs with employment agreements as of December 31, 2015. See further discussion in the Executive Compensation section below.

NEO Compensation on an Individualized Basis
The following paragraphs describe the manner in which our Compensation Committee determined the specified amount of each element of compensation for non-seconded NEOs on an individualized basis for the year ended December 31, 2015. Actual compensation under the MIP may differ from targeted compensation based on the achievement of Company annual financial performance targets or through discretionary action by our Compensation Committee. See the “Base Salary,” “Incentive Bonus Compensation” and the "Equity Incentive Plan" for general discussion on the compensation elements discussed below. Other compensation, including 401(k) matching, professional fees reimbursement and related benefits generally available to all domestic employees, are provided to the NEOs, but are not a significant portion of their compensation. Salary levels for each non-seconded NEO, including consideration of any adjustment in salary, were approved in March 2015 and reflect factors including the non-seconded NEOs performance during 2014.
Mr. Von Thaer's annual base salary was $800,000 as of December 31, 2015. Mr. Von Thaer's salary was established upon his employment as Chief Executive Officer in July 2015. Per the terms specified in his calendar year 2015 employment agreement, Mr. Von Thaer was guaranteed no less than the target bonus amount noted above for calendar year 2015. For calendar year 2016 and forward, Mr. Von Thaer is eligible through our annual MIP program to earn a target annual incentive bonus compensation equal to 100% of his salary, with the opportunity to earn an amount above his target bonus if performance target levels are met or exceeded, as noted under "Incentive Bonus Compensation" above. Upon Mr. Von Thaer's employment as CEO, he was provided a $500,000 sign-on bonus and is eligible to receive a supplemental transition bonus in the form of three additional payments in the amounts of $750,000 in July of 2016 and 2017, and $1,500,000 in July 2018, subject to his continuing employment. The supplemental transition bonus is intended to compensate Mr. Von Thaer for the loss of unvested equity in his prior firm when he joined us as our Chief Executive Officer. See "Summary Compensation" and "All Other Compensation" within the Executive Compensation section below for further discussion.
Mr. Geisler's compensation is determined by the secondment agreement executed between himself, COAC and DI. Per his secondment agreement the Company is charged $1,630,055 annually for Mr. Geisler's services to DI. Mr. Geisler was compensated $102,500 for his service to the Board and committees. As a COAC employee, Mr. Geisler was not eligible to participate in our 2015 MIP program. Mr. Geisler is eligible to receive a long-term cash incentive bonus for his service as a Director of $160,000 as set forth in the long term incentive awards presented in December of 2013, in the event of a change in control, and subject to his continued employment with the Company through such a change in control. Mr. Geisler holds Class B-1 interests through the equity incentive plan. Interests were awarded to him in 2013 for his service as a Director to the Company. See "Summary Compensation" and "All Other Compensation" within the Executive Compensation section below for further discussion.
Mr. Kansky's base salary increased from $760,000 to $800,000 for the year ended December 31, 2015 as his salary was voluntarily and temporarily reduced for calendar year 2014. Mr. Kansky was eligible, through our MIP program, to earn a target annual incentive bonus compensation equal to 100%, of his salary, with the opportunity to earn up to 200% of his base salary if certain performance levels, as noted under "Incentive Bonus Compensation" above, were achieved. Mr. Kansky is eligible to receive a long-term cash incentive bonus of $832,000 as set forth in the long term incentive awards presented in December of 2013 in the event of a change in control, subject to his continued employment with the Company through such a change in control. Additionally, Mr. Kansky earned consulting fees from Cerberus, related to an agreement for which the Company is not a party, of $1,000,000 in calendar year 2015. As of December 31, 2015, Mr. Kansky did not receive any long-term cash incentive bonus as no triggering event had occurred. Mr. Kansky holds Class B-2 interests through the equity incentive plan. Interests were awarded to him in 2013. See "Summary Compensation" and "All Other Compensation" within the Executive Compensation section below for further discussion.
As a seconded executive, COAC charged the Company approximately $758,803 for the services Mr. Krivo provided to DI during the calendar year 2015. As a seconded executive, Mr. Krivo does not participate in our MIP program. See "Summary Compensation" and "All Other Compensation" within the Executive Compensation section below for further discussion.
As a seconded executive, COAC charged the Company approximately $1,600,000 for services Mr. Nixon provided to DI during the calendar year 2015. As a seconded executive, Mr. Nixon does not participate in our MIP program. The Compensation Committee awarded Mr. Nixon a special discretionary bonus award for 2015 performance. See "Summary Compensation" and "All Other Compensation" within the Executive Compensation section below for further discussion.
Mr. Schorer's annual base salary was $675,000 as of December 31, 2015. Mr. Schorer's salary was established upon his employment as President, DynAviation Group in May 2015. Per the terms specified in his calendar year 2015 employment agreement, Mr. Schorer was granted a $100,000 sign-on bonus and is guaranteed an incentive bonus of no less than $375,000 for calendar year 2015 with the ability to earn more as determined by the Compensation Committee or if performance targets for DynAviation were met, as outlined in his employment agreement. For calendar year 2016 and forward, Mr. Schorer is eligible through our MIP program to earn target annual incentive bonus compensation of 100% of his base salary if certain performance levels, as noted under "Incentive Bonus Compensation" above, are achieved. See "Summary Compensation" and "All Other Compensation" within the Executive Compensation section below for further discussion.
Mr. Myles' base salary remained unchanged in 2015 from 2014 at $325,000. Upon Mr. Myles' departure in May 2015, he became entitled to receive $650,000 of post-employment benefits to be paid out over a two year period. He also received any accrued and unused vacation earnings for calendar year 2015 through his termination date in May 2015 in consideration of Mr. Myles' general release of claims, as well as executing a non-compete and non-solicitation agreement. Subsequent to his termination in May 2015, Mr. Myles signed a consulting agreement between himself and DI which provides Mr. Myles $10,000 per month in compensation in return for his consulting services for which he was paid $70,000 for his services in calendar year 2015. See "Summary Compensation" and "All Other Compensation" within the Executive Compensation section below for further discussion.
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

RISK MANAGEMENT IMPLICATIONS OF EXECUTIVE COMPENSATION
In connection with its oversight of compensation related risks, our Compensation Committee and management annually evaluates whether our Company's compensation policies and practices create risks that are reasonably likely to have a material adverse effect on our Company. Our compensation (base salary or management incentive plan bonus compensation) is driven by either the passage of time (based on salaries established through market studies) or by a narrow set of performance metrics: (i) Adjusted EBITDA; (ii) orders; and (iii) free cash flow for our non-seconded NEOs, except for Mr. Schorer whose performance metrics are tied to DynAviation's (i) orders; (ii) revenue; (iii) Adjusted EBITDA; and (iv) DSO. Compensation based on the passage of time does not create risk-taking incentives. Therefore, we have focused our consideration of risk and rewards on the compensation driven by the three performance metrics.
The structure of our incentive bonus program, which is based on multiple performance metrics, mitigates risks by avoiding employees placing undue emphasis on any particular performance metric at the expense of other aspects of our business. We believe our performance measures are well aligned with creating long-term value and do not create an incentive for excessive risk taking. With respect to seconded NEOs, the Company is closely involved in compensation decisions of COAC regarding such personnel, with the primary objective to avoid excessive risk taking. We believe that the flat rate of compensation paid to COAC for services its employees provided to us on a seconded basis eliminates any such excessive risk taking. Based on this evaluation, our Compensation Committee determined that our compensation programs do not encourage risk taking that is reasonably likely to have a material adverse effect on the Company.
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
Our Compensation Committee consists of Brett Ingersoll, General Michael Hagee (USMC Ret.), and General John Tilelli (USA Ret.) none of whom were at any time during the year ended December 31, 2015 or at any other time, an officer or employee of the Company or any of our subsidiaries. James Geisler joined the Compensation Committee after ending his role as Interim CEO. Mr. Ingersoll and Mr. Geisler are Cerberus employees.
Pursuant to the terms of the COAC Agreement, Cerberus makes personnel available to us for the purpose of providing reasonably requested business advisory services. Consulting fees incurred for the years ended December 31, 2015, December 31, 2014 and December 31, 2013 totaled $8.1 million, $4.9 million and $4.6 million respectively. See Note 12 for additional information on the COAC Agreement.
COMPENSATION COMMITTEE REPORT
Our Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Disclosure and Analysis be included in this Report.
The Compensation Committee consists of:
Brett Ingersoll, Chairman
James E. Geisler
General Michael Hagee (USMC Ret.)
General John Tilelli (USA Ret.)
Chan Galbato

EXECUTIVE COMPENSATION
Summary Compensation

The following table sets forth information regarding compensation for the calendar year 2015, calendar year 2014, and calendar year 2013, awarded to, earned by or paid to our NEOs.

Name and Principal Position	Calendar/ Fiscal Year (1)	Salary ($)	Bonus ($)	Stock (Equity) Awards ($)	Non-Equity Incentive Plan Compensation ($) (2)	All Other Compensation ($) (3)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Lewis Von Thaer Chief Executive Officer	2015	338,545	500,000	—	900,000	44,481	1,783,026

James E. Geisler Former Chief Executive Officer	2015	—	—	—	—	1,741,867	1,741,867
	2014	—	—	—	—	436,034	436,034

William T. Kansky Senior Vice President, Chief Financial Officer	2015	800,000	—	—	760,000	1,045,600	2,605,600
	2014	760,000	—	—	—	1,073,904	1,833,904
	2013	800,000	—	90,204	472,000	1,042,211	2,404,415

George C. Krivo Senior Vice President, Business Development	2015	—	—	—	—	775,755	775,755
	2014	192,115	—	13,179	—	409,169	614,463
	2013	450,000	—	—	225,000	146,283	821,283

Gregory S. Nixon Senior Vice President, Chief Administrative Officer, Chief Legal Officer and Corporate Secretary	2015(4)	—	150,000	—	—	1,616,952	1,766,952
	2014	—	—	—	—	548,652	548,652

Steven T. Schorer President, Aviation Group Leader	2015	724,365	100,000	—	641,300	1,217,731	2,683,396
	2014 (5)	—	—	—	—	—	—
	2013	621,827	—	—	—	4,434,910	5,056,737

James R. Myles Former Vice President, Aviation Group Leader	2015	105,464	—	—	—	746,710	852,174

(1)	Information is not presented for Mr. Von Thaer, Mr. Geisler, Mr. Nixon and Mr. Myles for the periods prior to the year of becoming NEOs.

(2)
The amounts reported in column (f) represent cash bonuses that were earned for calendar year 2015, calendar year 2014 and in calendar year 2013 pursuant to our MIP, which is discussed above under the heading “Incentive Bonus Compensation.”

(3)
The amount of each component of All Other Compensation reported in column (g) for each NEO is set forth in the “All Other Compensation” table below. Compensation paid by COAC for the services rendered by NEOs seconded to the Company by COAC is reflected in the All Other Compensation table.

(4)	The Compensation Committee awarded Mr. Nixon a discretionary bonus payment for calendar year 2015 based on 2015 performance.

(5)	Mr. Schorer was not an employee of the Company during 2014.

All Other Compensation
The following table outlines perquisites and personal benefits provided to our NEOs in calendar year 2015, calendar year 2014, and calendar year 2013.

Name	Calendar/ Fiscal Year	Director Fees ($)	Cerberus, COAC or Other Consulting Agreements ($)	401(k) Matching Contributions ($)(1)	Severance ($)	Professional Fees and Reimburse-ments ($)	Taxable Relocation ($)	Cost of Insurance Policies ($) (2)	Total Other Compensation ($)

Mr. Von Thaer	2015	—	—	1,846	—	19,347	—	23,288	44,481

Mr. Geisler(3)	2015	102,500	1,630,355	—	—	—	—	9,012	1,741,867
	2014	85,000	351,034	—	—	—	—	—	436,034

Mr. Kansky(4)	2015	—	1,000,000	7,692	—	—	—	37,908	1,045,600
	2014	—	1,000,000	769	—	33,923	—	39,212	1,073,904
	2013	—	1,000,000	12,750	—	75	—	29,386	1,042,211

Mr. Krivo	2015	—	758,803	—	—	—	—	16,952	775,755
	2014	—	353,697	8,204	—	29,792	—	17,476	409,169
	2013	—	—	10,212	—	10,408	90,000	35,663	146,283

Mr. Nixon	2015	—	1,600,000	—	—	—	—	16,952	1,616,952
	2014	—	548,652	—	—	—	—	—	548,652

Mr. Schorer	2015	—	—	10,600	—	6,234	1,156,427	44,470	1,217,731
	2014(5)	—	—	—	—	—	—	—	—
	2013	—	—	12,375	2,900,000	83,504	1,339,320	99,711	4,434,910

Mr. Myles	2015	—	70,000	8,079	650,000	10,368	—	8,263	746,710

(1)	The Company provides a match for 401(k) in accordance with statutory limits and Company policy.

(2)
Represents the cost of Company-paid term-life insurance policies for our NEOs and our NEOs' share of premiums for business travel accident policies paid to our NEOs. In 2015, the total value of medical insurance premiums paid for Mr. Von Thaer and Mr. Kansky was $6,820 and $21,408, respectively. The total value of medical premiums for Mr. Schorer and Mr. Myles was $14,255 and $0, respectively. The total value of short term disability insurance premiums paid for Mr. Von Thaer and Mr. Kansky was $3,616 and $6,080, respectively. The total value of short term disability insurance premiums paid for Mr. Schorer and Mr. Myles was $3,487 and $696, respectively. The total value of executive life insurance paid for Mr. Von Thaer and Mr. Kansky, was $3,111 and $4,823, respectively. The total value of executive life insurance paid for Mr. Schorer and Mr. Myles was $3,807 and $947, respectively.

(3)
Included in this table are the fees earned by Mr. Geisler from his role on the Company's board of directors and board committees. See Director Compensation section below for further information regarding director fees.

(4)
Mr. Kansky provides consulting services to Cerberus through an agreement executed in prior periods for which the Company is not a party. The Company has included the amount paid by Cerberus to Mr. Kansky as a component of Mr. Kansky's 2015 compensation and has revised prior year compensation amounts to reflect the compensation paid by Cerberus under this agreement during those periods.

(5)	Mr. Schorer was not an employee of the Company during 2014.

Grants of Plan-Based Awards in Calendar Year 2015
The following table sets forth information regarding grants of plan-based awards issued to our NEOs for the year ended December 31, 2015.

	Estimated future payouts under non-equity incentive plan awards (1)
Name	Threshold ($)	Target ($)	Maximum ($)
Mr. Von Thaer (2)	800,000	800,000	1,600,000
Mr. Geisler (3)	—	—	—
Mr. Kansky	400,000	800,000	1,600,000
Mr. Krivo (3)	—	—	—
Mr. Nixon (3)	—	—	—
Mr. Schorer (4)	375,000	675,000	1,350,000
Mr. Myles	162,500	325,000	325,000
(1)    Represents the applicable NEOs' eligibility to earn cash bonuses under our Management Incentive Plan.
(2) Under the terms of his employment agreement, Mr. Von Thaer is eligible to receive no less than 100% of his annual target bonus for calendar year 2015.
(3) As seconded employees, Mr. Geisler, Mr. Krivo and Mr. Nixon do not participate in the MIP.
(4) Under the terms of his employment agreement, Mr. Schorer is eligible to receive no less than $375,000 as his bonus for calendar year 2015.
Employment Agreements
As of December 31, 2015, we have existing employment agreements with Mr. Von Thaer, Mr. Kansky and Mr. Schorer.
Mr. Von Thaer's employment agreement is for a three year period, after which his agreement renews automatically in one year intervals. Mr. Kansky's employment agreement is for a two year period, after which his agreement renews automatically in one year intervals. Mr. Schorer's compensatory arrangement contains an indefinite term of employment and is not subject to any renewal interval.
The employment agreements establish initial minimum salaries and annual incentive compensation targets for each of the covered NEOs. Additionally, Mr. Von Thaer is provided a supplemental transition bonus which is intended to compensate him for the loss of unvested equity in his prior firm when he joined us as our Chief Executive Officer. See the “Incentive Bonus Compensation” section for the calendar year 2015 base salary and target bonus amounts.
Pursuant to the employment agreements of Messrs. Von Thaer and Kansky agreed that, during the term of the employment agreement and for a period of two years following the termination of the agreement, they will not employ or solicit for employment any current or former employees of our Company.
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

Equity Incentive Plan
In connection with the Equity Incentive Plan adopted in December 2013, DynCorp Management has granted 7,103 Class B-1 Interests and 380 Class B-2 Interests to certain members of management and outside directors of Holdings and its subsidiaries, including Delta Tucker Holdings, Inc. as of December 31, 2015.
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
As of December 31, 2015, Messrs. Geisler and Kansky were the only active NEOs participating in the Equity Incentive Plan. Mr. Krivo also holds some outstanding awards that were vested in prior years. See Outstanding Equity Awards section below and Note 9 to the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion.

Outstanding Equity Awards at Fiscal Year End
The following table includes information regarding outstanding equity awards held by our named executive officers as of December 31, 2015:

Stock Awards(1)
Name	Number of shares or units of stock that have not vested (#)	Market value of shares or units or stock that have not vested ($)(2)
Mr. Von Thaer	—	—
Mr. Geisler(3)	60	—
Mr. Kansky	—	—
Mr. Krivo	—	—
Mr. Nixon	—	—
Mr. Schorer	—	—
Mr. Myles	—	—

(1)
Represents awards of Class B Interests issued to our named executive officers under the Equity Incentive Plan. These awards are intended to qualify as profits interests under Revenue Procedure 93-27. The awards are subject to vesting, as discussed above, and do not expire. Additional details regarding the awards are presented under the heading of Equity Incentive Plan, above.

(2)	The value of the awards is based on future events and distributions which cannot be determined at this time.
(3)    The remaining unvested portion of the awards for Mr. Geisler vests in equal portions on July 15, 2016 and July 15, 2017.
Option Exercises and Stock Vested in Calendar Year 2015
The following table includes information regarding stock awards which vested during 2015. None of our NEOs exercised option awards during 2015.

	Stock Awards
Name	Number of shares acquired upon vesting (#)	Market value of shares realized upon vesting ($)(1)
Mr. Von Thaer	—	—
Mr. Geisler	30	—
Mr. Kansky	152	—
Mr. Krivo	—	—
Mr. Nixon	—	—
Mr. Schorer	—	—
Mr. Myles	105	—
(1)    The value of the awards is based on future events and distributions which cannot be determined at this time.

Pension Benefits and Nonqualified Deferred Compensation
The Company has a non-qualified unfunded and unsecured deferred compensation plan that is offered to certain members of management allowing for the deferral of salary and bonuses without the statutory limitations present in 401(k) savings plan ("Savings Plan"). The elections under the Savings Plan must be completely separate and independent of each other. Under the Savings Plan, the deferral amount limitation is 100% of salary and 100% of bonuses and each participant shall be 100% vested in his or her account, at all times. The funds can be distributed the first day of the calendar month following the six-month anniversary of the participant’s separation from the Company. The participant can elect payout of the funds in a single sum or annual installments over 5 or 10 years; however, only one election can be made with respect to all of the deferrals in the respective account. If, for any reason, the participant fails to make a valid and timely election, the participant’s account shall be distributed as a single sum as of the participant’s benefit commencement date. Any change in election resulting in a delay or change in the form of payment shall not take effect until the one-year anniversary of the date the changed election is properly made.
As of the year ended December 31, 2015, there were no NEO participants in the Saving Plan.

Other Potential Post-Employment Payments
The following section describes the payments and benefits that would be provided to our NEOs in connection with any termination of employment, including resignation, involuntary termination, death, retirement, disability or a change in control to the extent occurring on December 31, 2015. The assumptions and methodologies that were used to calculate the amounts paid upon a termination of employment are set forth at the end of this section. Definitions are included below in the “Material Terms Defined.”
Payments Made Upon Certain Terminations
In the event that Mr. Von Thaer is terminated by the Company without Cause or if he departs the Company for Good Reason, we would provide:

•	a payment of his base salary shall be paid in one lump sum after the 60th day following the date of termination;

•
the unpaid portion of any prior year bonus, if any, relating to the calendar year prior to the calendar year of his termination paid at the same time as other executives remaining at the company are paid their prior year bonus;

•
an amount equal to payment of the executive bonus at target for the year of his termination shall be paid in one lump sum at the same time as other executives remaining at the company are paid their current year bonus but not later than 60 days following the completion of the company's audit financial statements for the year in which the executive is terminated;

•
reimbursement on a monthly basis for the cost of continued medical coverage for the same portion of his COBRA health insurance premium beginning on the 60th day following termination and continuing for a maximum of twelve months following the termination date to the extent Mr. Von Thaer elects continuation of such coverage and is eligible to receive coverage; and

•	reimbursement of any other unpaid accrued benefits paid in accordance with customary payroll policy of the company.
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

•
an amount equal to Mr. Kansky's bonus at target for a period of two years. One year of the bonus shall be paid within forty five days following the date of termination, the second year shall be payable in lump sum on the anniversary date of termination; and

•
reimbursement on a monthly basis for the cost of continued medical coverage for the same portion of his COBRA health insurance premium beginning on the 60th day following termination and continuing for a maximum of eighteen months following the termination date to the extent Mr. Kansky elects continuation of such coverage and is eligible to receive coverage.

In the event that Mr. Schorer is terminated by the Company for any reason other than cause he will be entitled to receive one year of severance equal to his salary at the time of his termination and 100% of his target bonus, consistent with the terms of his employment agreement. Payments will be made in accordance with the Company's normal payroll policy and shall begin the first pay period after the executive is terminated.
Mr. Myles left his position as Vice President, Aviation Group Leader in April 2015. In consideration of Mr. Myles' general release of claims, as well as executing a non-compete and non-solicitation agreement, he became entitled to receive $650,000 of post-employment benefits to be paid out over a two year period. Mr. Myles also received all accrued vacation benefits earned.
Payments Made Upon Death or Complete Disability
Mr. Von Thaer entered into an employment agreement as of June 19, 2015. The employment agreement of Mr. Von Thaer provides that, if his employment is terminated by reason of death or Disability, he will receive the following payments and benefits:

•
accrued employee benefits and bonus payment equal to the amount earned by Mr. Von Thaer based on the Company's performance targets being met in the prior completed fiscal year, payable when such bonus is paid to other executives, if not already paid.

Mr. Kansky entered into an employment agreement as of December 13, 2013. The employment agreement of Mr. Kansky provides that, if his employment is terminated by reason of death or Disability, he will receive the following payments and benefits:

•
accrued employee benefits and payment equal to the pro-rated portion of the bonus that would have been payable to Mr. Kansky through the termination date; based on the Company's performance targets being met from the beginning of the fiscal year through the termination date, payable when such bonus is paid to other executives.

Mr. Schorer's employment agreement does not provide any specific benefits if his employment is terminated by reason of death or disability.
Payments Made Upon Involuntary Termination for Cause or Voluntary Termination without Good Cause
The NEOs are not entitled to any payments or benefits (other than accrued but unpaid compensation and benefits) in the event of an involuntary termination for Cause or voluntary termination without Good Reason.
Payment Made Upon a Change in Control
In the event of a change in control (without a qualifying termination as described above), subject to the executive's continued employment, Mr. Von Thaer is eligible to receive all unpaid payments of the supplemental transition bonus payable on July 6, 2016 through 2018 in the amounts of $750,000, $750,000 and $1,500,000, respectively. Messrs. Geisler and Kansky are entitled to receive $160,000 and $832,000, respectively, in lump sum cash as part of the long term incentive plan. Messrs. Geisler and Kansky are entitled to receive a payout for their vested Class B-1 and B-2 Interests subject to the terms defined in "Equity Incentive Plan" and "Outstanding Equity Awards" sections above.
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

•	a lump sum payment equal to three times the sum of Base Salary plus Bonus (at Target), payable on the 60th day following termination and

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
Approximation of Other Potential Post-Employment Payments

This section quantifies the potential payments and benefits that would have been paid to Messrs. Von Thaer, Kansky and Schorer upon a termination of their employment occurring on December 31, 2015. If they were terminated involuntarily without Cause or voluntarily terminated for Good Reason, they would receive cash severance payments equal to $1,600,000, $3,200,000 and $1,350,000, respectively.
In the event of death or Complete Disability, Mr. Von Thaer and Mr. Kansky would receive pro-rated bonuses based on performance through the termination date up to $800,000.
Material Terms Defined
"Cause" in Mr. Von Thaer's agreement means, (i) an indictment for, conviction or plea of guilty or nolo contendere to a felony; (ii) conduct in connection with Executive’s employment or otherwise with respect to the Company, its subsidiaries or its Affiliates that is fraudulent, unlawful or grossly negligent; (iii) willful misconduct in the course of executive’s employment or otherwise with respect to the Company, its subsidiaries or its Affiliates; (iv) any act of dishonesty resulting or intending to result in personal gain or enrichment at the expense of the Company, its subsidiaries or its Affiliates; (v) any material breach, non-performance, or non-observance of any provision of this Agreement, or any other written agreement between the Executive and the Company; (vi) material insubordination or failure by Executive to follow the lawful instructions or directions from the Board or its designee; or (vii) failure to comply with an applicable material policy of the Company, its subsidiaries or Affiliates; provided, that with respect to clauses (v) - (vii), to the extent the Cause condition is curable, Executive shall have ten (10) to effect a satisfactory cure following written notice of the condition from the Company; provided, further, that with respect of clause (vii), only one written notice will be provided by the Company.
“Cause” in Mr. Kansky’s agreement means, as determined by a majority vote of the Board, (i) willful and continued failure by the Executive to substantially perform his duties with the Company; (ii) willful conduct by the Executive that causes material harm to the Company, its subsidiaries or affiliates, monetarily or otherwise; (iii) the Executive's felony conviction arising out of on or off-duty conduct occurring during his employment; (iv) willful malfeasance or willful misconduct by the Executive in connection with his duties and (v) material breach by the Executive of this Agreement and/or the Company's policies, which breach, if curable, is not cured within ten (10) days after written notice thereof by the Board.
"Good Reason" in Mr. Von Thaer's agreement means the occurrence of any of the following events, unless (1) such event occurs with the Executive’s express prior written consent, (2) the event is an isolated, immaterial or inadvertent action or failure to act which was not in bad faith and that is remedied by the Company, or (3) the event occurs in connection with termination of the Executive’s employment for Cause or Disability: (i) a material breach by the Company of any material provision of this Agreement; (ii) a reduction in Executive’s Base Salary or Target Bonus (not including any diminution related to a broader compensation reduction that is not limited to the Executive specifically and that is not more than 10% in the aggregate); (iii) the relocation of the office at which the Executive primarily renders Executive’s services hereunder to a location that is more than 50 miles from its then current location to the extent such relocation materially increases the Executive’s commute, (iv) an adverse change to the Executive’s Position; or (v) the assignment to the Executive by the Company of any duties that are materially inconsistent with the Executive’s Position; provided, however, that Good Reason shall not exist hereunder unless the Executive provides written notice to the Company of the existence of the event or occurrence giving rise to the alleged Good Reason condition within thirty (30) calendar days of its initial existence, and the Company is provided a period of at least thirty (30) calendar days from the receipt of written notice during which it may remedy the Good Reason condition.
"Good Reason" in Mr. Kansky's agreement means (i) a reduction in Executive's then current Base Salary or Bonus at Target, (ii) the Company's failure to comply with its material obligations under this Agreement, (iii) a relocation of Executive's principal place of employment to a location more than thirty-five (35) miles from Falls Church, Virginia without his consent or an adverse change in Executive's title, (iv) a substantial diminution of Executive's duties, authority or responsibilities with the Company; provided that neither the merger, sale or acquisition of business units, subsidiaries or assets, nor any similar corporate transaction, shall, by itself, constitute a diminution of duties, authority or responsibilities for purposes hereof, (v) a change in Executive's reporting relationship following which the Executive does not report to the Chairman of the Board or Chief Executive Officer or (vi) a Change in Control. Each of the foregoing events will cease to constitute Good Reason unless Executive gives the Company notice of Executive's intention to resign his position with the Company within sixty (60) days after Executive's knowledge of the occurrence of such event, and the Company shall have thirty (30) days from its receipt of such notice to cure any condition that constitutes Good Reason.
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
Methodologies and Assumptions Used for Calculating Other Potential Post-Employment Payments
For purposes of calculating post-employment payments, we assume all change-of-control awards (payments under our equity plan and under our LTIP awards) are paid independent of the hypothetical termination of employment on December 31, 2015. The value of accelerated vesting under our equity plan upon termination of employment by the Company without cause or by the individual for good reason, prior to a change of control, is based upon the value tendered by the Company to repurchase the rights subsequent to their separation from the Company. There is no obligation for the Company to repurchase equity in the future.
DIRECTOR COMPENSATION
General
The Company has historically used a combination of cash and equity-based compensation to attract and retain qualified candidates to serve on the Board. In setting director compensation, the Board considers the significant amount of time that directors expend in fulfilling their duties as well as the skill-level required. The following information relates to the compensation of the directors for calendar year 2015.
In connection with the Equity Incentive Plan adopted in December 2013, by DynCorp Management LLC, certain of the Company's Directors were granted Class B-1 interests through the equity incentive plan during prior years. Mr. Geisler's shares vested 20% on the grant date with an additional 20% vesting on July 15, 2014 and July 15, 2015 while the remainder of the interests will vest in equal 20% increments on July 15, 2016 and July 15, 2017. Mr. Tilelli and Mr. Hagee shares vested 40% as of their grant date with an additional 20% vesting on July 15, 2014 and the remainder of the interests vesting on July 15, 2015. No additional Class B-1 interests were granted to the directors during 2015. See Note 9 to the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion.
Board Retainer and Fees
Messrs. Geisler, Hagee and Tilelli received an annual retainer of $75,000, payable quarterly in arrears, as Directors of the Company. Mr. Fennebresque received $56,250 for his service as a Director of the Company in 2015. Messrs. Galbato, Ingersoll and Sanford are not paid by the Company for their services as a director due to their affiliation with Cerberus.
Committee Fees
The Chairman of the Audit Committee received an annual fee of $15,000, payable quarterly in arrears. Committee members who are not an affiliate of Cerberus received an annual fee of $10,000, payable quarterly in arrears, except for Mr. Fennebresque who was paid $2,500 for the quarter he served on the Committee in calendar year 2015.
The Chairman of the Business Ethics and Compliance Committee received an annual fee of $15,000, payable quarterly in arrears. Committee members who are not an affiliate of Cerberus received an annual fee of $10,000, payable quarterly in arrears.
Two of the nonaffiliated members of our Compensation Committee received an annual fee of $10,000, payable quarterly in arrears. Mr. Geisler was compensated $7,500 in calendar year 2015 for his membership on the Committee as a nonaffiliated member after he left his role as Interim Chief Executive Officer.
Director Compensation in Calendar Year 2015
The following table sets forth certain information with respect to the compensation we paid to our directors during calendar year 2015. The fees paid to Mr. Geisler are reflected above in the Summary Compensation Table.

DIRECTOR COMPENSATION TABLE

Name (a)(1)	Fees Earned or Paid in Cash ($) (b)	Stock (Equity) Awards ($) (2) (c)	All Other Compensation ($) (d)	Total ($) (e)
Chan Galbato (3)	—	—	—	—
General Michael Hagee (USMC Ret.)	110,000	—	—	110,000
Brett Ingersoll (3)	—	—	—	—
General John Tilelli (USA Ret.)	110,000	—	—	110,000
Michael Sanford (3)	—	—	—	—
Kim Fennebresque	58,750	—	—	58,750

(1)	Mr. Geisler was a director during the year and also served as interim CEO. All of his compensation, including his director fees, are included in the Summary Compensation Table section above.

(2)
No new awards were issued to any of our Directors in 2015. Mr. Geisler had 60 Class B interests outstanding as of December 31, 2015. See Outstanding Equity Awards section above for further information.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
All of DynCorp International Inc.'s issued and outstanding common stock is owned by the Company, and all of the Company's issued and outstanding common stock is owned by our parent, Holdings. The following table sets forth information regarding the beneficial ownership of Holdings' common stock as of March 9, 2016 by (i) each person known to beneficially own more than 5% of the common stock of Holdings, (ii) each of our named executive officers, (iii) each member of our Board of Directors and (iv) all of our executive officers and members of our Board of Directors as a group. At March 9, 2016, there were approximately 100 shares of common stock of Holdings outstanding.
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
The persons named in the table below have sole voting and investment power with respect to all shares of common stock.

Name and Address of Beneficial Owner	Class A Common Stock	Percent of Class
5% Beneficial Owners:
Cerberus Capital Management, L.P. (1)	100	100%

Directors and Named Executive Officers:
James E. Geisler	—	—
Chan Galbato	—	—
General Michael Hagee (USMC Ret.)	—	—
Brett Ingersoll	—	—
General John Tilelli (USA Ret.)	—	—
Michael Sanford	—	—
Kim Fennebresque	—	—
Lewis Von Thaer	—	—
William T. Kansky	—	—
Gregory S. Nixon	—	—
George C. Krivo	—	—
Steven T. Schorer	—	—

All Directors and Executive Officers as a Group (16 persons)	—	—

(1)
Funds and/or managed accounts that are affiliates of Cerberus own 100% of the common stock of the Company. Cerberus owns 90% of the stock of Holdings directly and owns the other 10% of Holdings stock indirectly through DynCorp Management LLC, which Cerberus controls through its ownership of all of its class A common interests. Stephen Feinberg as founder of Cerberus holds authority over voting and investment activities of such securities owned by affiliates of Cerberus. The address for Cerberus Capital Management, L.P. is 299 Park Avenue, New York, NY 10171.

ITEM 13. CERTAIN RELATIONSHIPS AND, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Transactions with Related Persons
Since December 31, 2014, we have entered into certain transactions, summarized below, that exceeded $120,000 in amount and in which our related persons in general, our directors, executive officers and their immediate family members - had or would have a direct or indirect material interest.
Under the COAC Agreement between the Company and Cerberus, established at the time the Company was acquired by affiliates of Cerberus, we pay Cerberus consulting fees to provide us with reasonably requested business advisory services. We have four directors who are Cerberus employees: Messrs. Geisler, Galbato, Ingersoll and Sanford. During the year, we had three executives who are Cerberus employees, who are seconded to us: James E. Geisler, our Non-executive Chairman of the Board of Directors, Gregory S. Nixon, our Senior Vice President, Chief Administrative Officer, Chief Legal Officer and Corporate Secretary, and George C. Krivo, our Senior Vice President of Business Development. The Company paid a total of $8.1 million, $4.9 million and $4.6 million, in consulting fees under the COAC Agreement for the years ended December 31, 2015, December 31, 2014 and December 31, 2013, respectively and that are described in more detail under "Executive Compensation." For additional information on the COAC Agreement, see Note 12 to the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Certain members of executive management and board members of the Company and seconded COAC individuals have agreements and conduct business with Cerberus and its affiliates for which they receive compensation. We recognize such compensation as an expense in the consolidated financial statements.
Our Controls for Approving Transactions with Related Persons
Any material transaction involving our directors, nominees for director, executive officers and their immediate family members (“related persons”) and the Company or an affiliate of the Company is reviewed and approved by the Chief Executive Officer, following consultation with the Compliance and Risk Committee, who determines whether the transaction is in the best interest of the Company.

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
Kim Fennebresque

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The following table presents the fees billed by Deloitte & Touche LLP, our independent auditors, for calendar year 2015 and calendar year 2014 for audit, audit-related, tax and other services.

Deloitte & Touche LLP	Calendar Year 2015	Calendar Year 2014
Audit Fees (1)	$2,087,500	$1,465,000
Audit-Related Fees (2)	19,928	—
Tax Fees (3)	35,649	17,892
All Other Fees(4)	2,600	2,772

(1)	Audit fees principally include fees for services related to the annual audit of the consolidated financial statements, reviews of our interim quarterly financial statements and other filings.

(2)	Audit-related fees principally include those for statutory audits.

(3)
Tax fees include domestic tax advisory services related to state and local taxes and international tax advisory services principally related to international tax return preparation and employment tax matters.

(4)	All other fees consists of subscription fees billed for the Deloitte Accounting Research Tool in calendar year 2015 and 2014.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(1) Financial Statements: The following consolidated financial statements and schedules of the Company are included in this report:
Delta Tucker Holdings, Inc.

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Statements of Operations for the years ended December 31, 2015, December 31, 2014 and December 31, 2013.

•	Consolidated Statements of Comprehensive Loss for the years ended December 31, 2015, December 31, 2014 and December 31, 2013.

•	Consolidated Balance Sheets as of December 31, 2015 and December 31, 2014.

•	Consolidated Statements of Cash Flows for the years ended December 31, 2015, December 31, 2014 and December 31, 2013.

•	Consolidated Statements of Equity (Deficit) for the years ended December 31, 2015, December 31, 2014 and December 31, 2013.

•	Notes to the Consolidated Financial Statements of Delta Tucker Holdings, Inc.
(2) Financial Statement Schedules:

•	Schedule I - Condensed Financial Information of Registrant.

•	Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2015, December 31, 2014 and December 31, 2013.
(3) Exhibits: The exhibits, which are filed with this Annual Report on Form 10-K or which are incorporated herein are set forth in the Exhibit Index.

Exhibit No.	Description
2.1
Agreement and Plan of Merger, dated as of April 11, 2010, by and among DynCorp International Inc., Delta Tucker Holdings, Inc. and Delta Tucker Sub, Inc. (incorporated by reference to Exhibit No. 2.1 to DynCorp International Inc.'s Current Report on Form 8-K filed with the SEC on April 12, 2010).

3.1
Certificate of Incorporation of Delta Tucker Holdings, Inc. (incorporated by reference to Exhibit 3.1 to Delta Tucker Holdings, Inc.'s Registration Statement on Form S-4 (Reg. No. 333-173746) filed with the SEC on April 27, 2011).

3.2
By-laws of Delta Tucker Holdings, Inc. (incorporated by reference to Exhibit 3.2 to Delta Tucker Holdings, Inc.'s Registration Statement on Form S-4 (Reg. No. 333-173746) filed with the SEC on April 27, 2011).

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

3.5
Articles of Incorporation of Casals & Associates, Inc. (incorporated by reference to Exhibit 3.5 to Delta Tucker Holdings, Inc.'s Registration Statement on Form S-4 (Reg. No. 333-173746) filed with the SEC on April 27, 2010).

3.6
By-laws of Casals & Associates, Inc. (incorporated by reference to Exhibit 3.6 to Delta Tucker Holdings, Inc.'s Registration Statement on Form S-4 (Reg. No. 333-173746) filed with the SEC on April 27, 2011).

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

3.11*	Certificate of Formation of DynCorp International LLC.

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

3.17
Articles of Organization of DynCorp International Services LLC (incorporated by reference to Exhibit 3.17 to Delta Tucker Holdings, Inc.'s Registration Statement on Form S-4 (Reg. No. 333-173746) filed with the SEC on April 27, 2011).

3.18
Limited Liability Company Agreement of DynCorp International Services LLC (incorporated by reference to Exhibit 3.18 to Delta Tucker Holdings, Inc.'s Registration Statement on Form S-4 (Reg. No. 333-173746) filed with the SEC on April 27, 2011).

3.19*	Articles of Organization of Heliworks LLC.
3.20*	Operating Agreement of Heliworks LLC.
3.21*	Articles of Organization of Phoenix Consulting Group, LLC.
3.22*	Limited Liability Company Agreement of Phoenix Consulting Group, LLC.
3.23
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

3.25*	Certificate of Formation of Worldwide Management and Consulting Services LLC, f/k/a Worldwide Humanitarian Services LLC.
3.26
Amended and Restated Limited Liability Company Agreement of Worldwide Humanitarian Services LLC (incorporated by reference to Exhibit 3.26 to DynCorp International LLC's Amendment No. 1 to Registration Statement on Form S-4/A (Reg. No. 333-127343) filed with the SEC on September 27, 2005).

3.27
Certificate of Formation of Worldwide Recruiting and Staffing Services LLC (incorporated by reference to Exhibit 3.28 to DynCorp International LLC's Annual Report on Form 10-K filed with the SEC on June 20, 2007).

3.28
Second Amended and Restated Limited Liability Company Agreement of Worldwide Recruiting and Staffing Services LLC (incorporated by reference to Exhibit 3.29 to DynCorp International LLC's Annual Report on Form 10-K filed with the SEC on June 20, 2007).

4.1
Indenture dated as of July 7, 2010, among DynCorp International Inc., the guarantors named therein and Wilmington Trust FSB, as trustee, relating to DynCorp International Inc.'s 10.375% Senior Notes due 2017 (incorporated by reference to Exhibit 4.1 to Delta Tucker Holdings, Inc.'s Registration Statement on Form S-4 (Reg. No. 333-173746) filed with the SEC on April 27, 2011).

4.2	Form of DynCorp International Inc.'s 10.375% Senior Notes due 2017 (included in the Indenture filed as Exhibit 4.1).
4.3*	Supplemental Indenture No. 1 dated as of August 17, 2012, among Heliworks LLC, DynCorp International Inc. and Wilmington Trust, National Association, as successor by merger to Wilmington Trust FSB.
10.1
Credit Agreement, dated as of July 7, 2010, among DynCorp International Inc., as borrower, the guarantors party thereto, Bank of America, N.A., as administrative and collateral agent, and the lenders and other agents party thereto (incorporated by reference to Exhibit 10.1 to Delta Tucker Holdings, Inc.'s Registration Statement on Form S-4 (Reg. No. 333-173746) filed with the SEC on April 27, 2011).

10.2
Security Agreement, dated as of July 7, 2010, among DynCorp International Inc., the other grantors party thereto, and Bank of America, N.A., as collateral agent (incorporated by reference to Exhibit 10.2 to Delta Tucker Holdings, Inc.'s Registration Statement on Form S-4 (Reg. No. 333-173746) filed with the SEC on April 27, 2011).

10.3
Registration Rights Agreement, dated as of July 7, 2010, among DynCorp International Inc., the guarantors party thereto and the initial purchasers party thereto (incorporated by reference to Exhibit 10.3 to Delta Tucker Holdings, Inc.'s Registration Statement on Form S-4 (Reg. No. 333-173746) filed with the SEC on April 27, 2011).

10.4
Master Consulting and Advisory Services Agreement, dated as of July 7, 2010, between Cerberus Operations and Advisory Company, LLC and DynCorp International Inc. (incorporated by reference to Exhibit 10.4 to Delta Tucker Holdings, Inc.'s Registration Statement on Form S-4 (Reg. No. 333-173746) filed with the SEC on April 27, 2011).

10.5
Employment Agreement, effective as of December 22, 2010, between DynCorp International Inc. and Steven F. Gaffney (incorporated by reference to Exhibit 10.5 to Delta Tucker Holdings, Inc.'s Registration Statement on Form S-4 (Reg. No. 333-173746) filed with the SEC on April 27, 2011).

10.6
Employment Agreement, effective as of August 1, 2010, between DynCorp International Inc. and William T. Kansky (incorporated by reference to Exhibit 10.6 to Delta Tucker Holdings, Inc.'s Registration Statement on Form S-4 (Reg. No. 333-173746) filed with the SEC on April 27, 2011).

10.7
Logistics Civil Augmentation Program contract (incorporated by reference to Exhibit 10.18 to Delta Tucker Holdings, Inc.'s Registration Statement on Form S-4 (Reg. No. 333-173746) filed with the SEC on April 27, 2011).

10.8
Amendment and Waiver, dated as of January 21, 2011, to the Credit Agreement, dated as of July 7, 2010, among DynCorp International Inc., Delta Tucker Holdings, Inc., The subsidiary guarantors party thereto, The lenders from time to time party thereto and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to Delta Tucker Holdings, Inc.'s Quarterly Report on Form 10-Q filed with the SEC on August 15, 2011).

10.9
Amendment No. 2, dated as of August 10, 2011, to the Credit Agreement, dated as of July 7, 2010, among DynCorp International Inc., Delta Tucker Holdings, Inc., the subsidiary guarantors party thereto, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to Delta Tucker Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on August 12, 2011.)

10.10
Amendment No. 3, dated as of June 19, 2013, to the Credit Agreement, dated as of July 7, 2010, among DynCorp International, Holdings, the other Guarantors party thereto, the several banks and other financial institutions or entities from time to time parties thereto and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.14 to Delta Tucker Holdings, Inc.'s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2015).

10.11
Employment Agreement, effective as of December 13, 2013, between DynCorp International LLC. and William T. Kansky (incorporated by reference to Exhibit 10.15 to Delta Tucker Holdings, Inc.'s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2014).

10.12
Executed Employment Agreement, effective as of November 7, 2013, between DynCorp International LLC and Christopher Bernhardt (incorporated by reference to Exhibit 10.16 to Delta Tucker Holdings, Inc.'s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2014).

10.13
Employment Agreement, effective as of March 5, 2014, between DynCorp International LLC. and George Krivo (incorporated by reference to Exhibit 10.18 to Delta Tucker Holdings, Inc.'s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2014).

10.14
Award Agreement, dated as of December 28, 2013, by and between DynCorp Management LLC and William T. Kansky (incorporated by reference to Exhibit 10.19 to Delta Tucker Holdings, Inc.'s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2014).

10.15
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

10.20
Long Term Cash Incentive Bonus Agreement, dated as of December 17, 2013, by and between DynCorp International LLC and James E. Geisler (incorporated by reference to Exhibit 10.26 to Delta Tucker Holdings, Inc.'s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2014).

10.21
Long Term Cash Incentive Bonus Agreement, dated as of December 17, 2013, by and between DynCorp International LLC and Michael Hagee (incorporated by reference to Exhibit 10.27 to Delta Tucker Holdings, Inc.'s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2014).

10.22
Long Term Cash Incentive Bonus Agreement, dated as of December 17, 2013, by and between DynCorp International LLC and John Tilelli (incorporated by reference to Exhibit 10.28 to Delta Tucker Holdings, Inc.'s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2014).

10.23
Award Agreement, dated as of April 1, 2014, by and between DynCorp Management LLC and George C. Krivo (incorporated by reference to Exhibit 10.29 to Delta Tucker Holdings, Inc.'s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 12, 2014).

10.24
Employment Agreement, effective as of July 2, 2014, by and between DynCorp International LLC and S. Gordon Walsh (incorporated by reference to Exhibit 10.30 to Delta Tucker Holdings, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2014).

10.25
Amendment No. 4 and Waiver, dated as of November 5, 2014, to the Credit Agreement, dated as of July 7, 2010, among DynCorp International, Holdings, the other Guarantors party thereto, the several banks and other financial institutions or entities from time to time parties thereto and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to Delta Tucker Holdings, Inc.'s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 10, 2014).

10.26
Secondment Agreement, effective August 8, 2014, by and among Cerberus Operations and Advisory Company, LLC, DynCorp International LLC, and James E. Geisler (incorporated by reference to Exhibit 10.30 to Delta Tucker Holdings, Inc.'s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2015).

10.27
Employment Agreement, effective as of June 15, 2015, by and between DynCorp International LLC and Lewis Von Thaer (incorporated by reference to Exhibit 10.31 to Delta Tucker Holdings, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 23, 2015).

10.28*	Employment Agreement, effective as of May 1, 2015, between DynCorp International LLC and Steven Schorer.
21.1*	List of subsidiaries of Delta Tucker Holdings, Inc.
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

DELTA TUCKER HOLDINGS, INC.

/s/ Lewis Von Thaer
Lewis Von Thaer
Chief Executive Officer

Date:	March 30, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lewis Von Thaer	Chief Executive Officer (Principal Executive Officer)	March 30, 2016
Lewis Von Thaer

/s/ William T. Kansky	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 30, 2016
William T. Kansky

/s/ James E. Geisler	Non-executive Chairman of the Board of Directors	March 30, 2016
James E. Geisler

/s/ Chan Galbato	Director	March 30, 2016
Chan Galbato

/s/ General Michael Hagee	Director	March 30, 2016
General Michael Hagee (USMC Ret.)

	Director	March 30, 2016
Brett Ingersoll

/s/ General John Tilelli	Director	March 30, 2016
General John Tilelli (USA Ret.)

/s/ Michael Sanford	Director	March 30, 2016
Michael Sanford

	Director	March 30, 2016
Kim Fennebresque