Form 10-Q
period 2016-03-25
Delta Tucker Holdings, Inc.
filed 2016-05-09
CIK 1514226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 25, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☑
As of May 9, 2016, the registrant had 100 shares of its Class A common stock outstanding.

Delta Tucker Holdings, Inc.

Disclosure Regarding Forward-Looking Information
This Quarterly Report on Form 10-Q contains various forward-looking statements regarding future events and our future results that are subject to the safe harbors created by the Private Securities Litigation Reform Act of 1995 under the Securities Act of 1933 (the "Securities Act") and the Securities Exchange Act of 1934 (the "Exchange Act"). Without limiting the foregoing, the words "believes," "thinks," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. Forward-looking statements involve risks and uncertainties. Statements regarding the amount of our backlog and estimated total contract values are other examples of forward-looking statements. We caution that these statements are further qualified by important economic, competitive, governmental, international and technological factors that could cause our business, strategy, projections or actual results or events to differ materially, or otherwise, from those in the forward-looking statements. These factors, risks and uncertainties include, among others, the following:

•	our substantial level of indebtedness, our ability to refinance or amend the terms of that indebtedness, and changes in availability of capital and cost of capital;

•	our ability to successfully implement the Refinancing Transactions (as defined herein), including the Exchange Offer (as defined herein) and the Consent Solicitation (as defined herein);

•
the ability to refinance, amend or generate sufficient cash to repay our Senior Credit Facility, consisting of our Term Loan (as defined herein) and Revolver (as defined herein), maturing on July 7, 2016, through the effectiveness of the New Senior Credit Facility (as defined herein as part of the Refinancing Transactions) or otherwise, or to refinance, amend or repay our other indebtedness, including any future indebtedness, which may force us to take other actions to satisfy our obligations under our indebtedness, which may not be successful;

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

•	the timing or magnitude of any award, performance or incentive fee granted under our government contracts;

•	changes in expected percentages of future revenue represented by fixed-price and time-and-materials contracts, including increased competition with respect to task orders subject to such contracts;

•	decline in the estimated fair value of a reporting unit resulting in a goodwill impairment and a related non-cash impairment charged against earnings;

•	changes in underlying assumptions, circumstances or estimates that may have a material adverse effect upon the profitability of one or more contracts and our performance;

•	changes in our tax provisions or exposure to additional income tax liabilities that could affect our profitability and cash flows;

•	uncertainty created by management turnover;

•	termination or modification of key subcontractor performance or delivery;

•	the ability to receive timely payments from prime contractors where we act as a subcontractor; and

•
statements covering our business strategy, those described in "Item 1A. Risk Factors" in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission ("SEC") on March 30, 2016 and other risks detailed from time to time in our reports filed with SEC.

Accordingly, such forward-looking statements do not purport to be predictions of future events or circumstances and therefore, there can be no assurance that any forward-looking statements contained herein will prove to be accurate. We assume no obligation to update the forward-looking statements.

Calendar Year
We report the results of our operations using a basis where each quarterly period ends on the last Friday of the calendar quarter, except for the fourth quarter of the fiscal year, which ends on December 31. Included in this Quarterly Report are our unaudited condensed consolidated statements of operations and comprehensive loss for the three months ended March 25, 2016 and March 27, 2015, the related statements of deficit and cash flows for the three months ended March 25, 2016 and March 27, 2015 and the unaudited condensed consolidated balance sheets as of March 25, 2016 and December 31, 2015.

PART I. FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS.

Delta Tucker Holdings, Inc.
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended
(Amounts in thousands)	March 25, 2016	March 27, 2015
Revenue	$419,990	$467,022
Cost of services	(372,498)	(424,158)
Selling, general and administrative expenses	(34,090)	(31,223)
Depreciation and amortization expense	(8,291)	(7,259)
Earnings from equity method investees	367	68
Operating income	5,478	4,450
Interest expense	(15,968)	(16,055)
Interest income	60	17
Other income, net	352	994
Loss before income taxes	(10,078)	(10,594)
Provision for income taxes	(4,494)	(3,809)
Net loss	(14,572)	(14,403)
Noncontrolling interests	(187)	(431)
Net loss attributable to Delta Tucker Holdings, Inc.	$(14,759)	$(14,834)
See notes to unaudited condensed consolidated financial statements

Delta Tucker Holdings, Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Loss

	Three Months Ended
(Amounts in thousands)	March 25, 2016	March 27, 2015
Net loss	$(14,572)	$(14,403)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	3	(113)
Other comprehensive income (loss), before tax	3	(113)
Income tax (expense) benefit related to items of other comprehensive loss	(1)	40
Other comprehensive income (loss)	2	(73)
Comprehensive loss	(14,570)	(14,476)
Comprehensive loss attributable to noncontrolling interests	(187)	(431)
Comprehensive loss attributable to Delta Tucker Holdings, Inc.	$(14,757)	$(14,907)

See notes to unaudited condensed consolidated financial statements

Delta Tucker Holdings, Inc.
Unaudited Condensed Consolidated Balance Sheets

	As Of
(Amounts in thousands, except share data)	March 25, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$74,787	$108,782
Restricted cash	721	721
Accounts receivable, net of allowances of $16,364 and $16,283 respectively	381,632	386,097
Prepaid expenses and other current assets	50,973	55,683
Assets held for sale	6,155	7,913
Total current assets	514,268	559,196
Property and equipment, net	15,688	15,694
Goodwill	42,093	42,093
Tradenames, net	28,536	28,536
Other intangibles, net	107,211	113,479
Long-term deferred taxes	—	13,364
Other assets, net	15,756	12,327
Total assets	$723,552	$784,689
LIABILITIES
Current liabilities:
Current portion of long-term debt	$185,948	$184,866
Accounts payable	87,475	90,610
Accrued payroll and employee costs	97,572	100,681
Deferred income taxes	—	27,334
Accrued liabilities	83,765	114,718
Liabilities held for sale	426	784
Income taxes payable	10,042	8,130
Total current liabilities	465,228	527,123
Long-term debt	452,605	452,165
Long-term deferred taxes	16,495	—
Other long-term liabilities	12,351	13,571
Total liabilities	946,679	992,859
DEFICIT
Common stock, $0.01 par value – 1,000 shares authorized and 100 shares issued and outstanding at March 25, 2016 and December 31, 2015, respectively	—	—
Additional paid-in capital	554,598	554,379
Accumulated deficit	(782,740)	(767,981)
Accumulated other comprehensive loss	(358)	(360)
Total deficit attributable to Delta Tucker Holdings, Inc.	(228,500)	(213,962)
Noncontrolling interests	5,373	5,792
Total deficit	(223,127)	(208,170)
Total liabilities and deficit	$723,552	$784,689
See notes to unaudited condensed consolidated financial statements

Delta Tucker Holdings, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended
(Amounts in thousands)	March 25, 2016	March 27, 2015
Cash flows from operating activities
Net loss	$(14,572)	$(14,403)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,516	7,798
Amortization of deferred loan costs	1,522	1,540
Earnings from equity method investees	(367)	(517)
Deferred income taxes	2,525	2,140
Share based compensation	17	193
Other	125	(1,049)
Changes in assets and liabilities:
Accounts receivable	4,341	(18,952)
Prepaid expenses and other current assets	4,608	3,737
Accounts payable and accrued liabilities	(39,313)	(13,032)
Income taxes payable	2,055	(1,018)
Net cash used in operating activities	(30,543)	(33,563)
Cash flows from investing activities
Purchase of property and equipment	(812)	(173)
Purchase of software	(1,261)	(417)
Return of capital from equity method investees	—	1,822
Contributions to equity method investees	(1,225)	(500)
Net cash (used in) provided by investing activities	(3,298)	732
Cash flows from financing activities
Borrowings on indebtedness	—	34,900
Payments on indebtedness	—	(34,900)
Payments under other financing arrangements	—	(1,023)
Equity contribution from affiliates of Cerberus	250	—
Payment of dividends to noncontrolling interests	(404)	(303)
Net cash used in financing activities	(154)	(1,326)
Net decrease in cash and cash equivalents	(33,995)	(34,157)
Cash and cash equivalents, beginning of period	108,782	94,004
Cash and cash equivalents, end of period	$74,787	$59,847

Income tax (refund received) paid, net	$(3)	$3,022
Interest paid	$26,916	$24,202
See notes to unaudited condensed consolidated financial statements

Delta Tucker Holdings, Inc.
Unaudited Condensed Consolidated Statements of Deficit

(Amounts in thousands)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Deficit Attributable to Delta Tucker Holdings, Inc.	Noncontrolling Interest	Total Deficit
Balance at December 31, 2014	—	$—	$552,894	$(635,379)	$(281)	$(82,766)	$5,489	$(77,277)
Share based compensation, net	—	—	171	—	—	171	—	171
Comprehensive loss attributable to Delta Tucker Holdings, Inc.	—	—	—	(14,834)	(73)	(14,907)	431	(14,476)
DIFZ financing, net of tax	—	—	(77)	—	—	(77)	—	(77)
Dividends declared to noncontrolling interests	—	—	—	—	—	—	(303)	(303)
Balance at March 27, 2015	—	$—	$552,988	$(650,213)	$(354)	$(97,579)	$5,617	$(91,962)

(Amounts in thousands)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Deficit Attributable to Delta Tucker Holdings, Inc.	Noncontrolling Interest	Total Deficit
Balance at December 31, 2015	—	$—	$554,379	$(767,981)	$(360)	$(213,962)	$5,792	$(208,170)
Share based compensation, net	—	—	9	—	—	9	—	9
Comprehensive loss attributable to Delta Tucker Holdings, Inc.	—	—	—	(14,759)	2	(14,757)	187	(14,570)
Capital contribution	—	—	250	—	—	250	—	250
DIFZ financing, net of tax	—	—	(40)	—	—	(40)	—	(40)
Dividends declared to noncontrolling interests	—	—	—	—	—	—	(606)	(606)
Balance at March 25, 2016	—	$—	$554,598	$(782,740)	$(358)	$(228,500)	$5,373	$(223,127)
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
Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, we believe that all disclosures are adequate and do not make the information presented misleading. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
In the opinion of management, normal recurring adjustments necessary to fairly present our financial position as of March 25, 2016 and December 31, 2015, the results of operations and statements of comprehensive loss for the three months ended March 25, 2016 and March 27, 2015 and the statements of deficit and cash flows for the three months ended March 25, 2016 and March 27, 2015 have been included. The results of operations and statements of comprehensive loss for the three months ended March 25, 2016 and March 27, 2015 and the statements of deficit and cash flows for the three months ended March 25, 2016 and March 27, 2015 are not necessarily indicative of the results to be expected for the full calendar year or for any future periods. We use estimates and assumptions required for preparation of the financial statements. The estimates are primarily based on historical experience and business knowledge and are revised as circumstances change. Our actual results may differ from these estimates.
As described below and further in Note 7, our Senior Credit Facility matures on July 7, 2016. We are addressing our upcoming maturity under the Senior Credit Facility through the refinancing actions discussed below. However, there can be no assurances that we will be able to complete these transactions. For example, if a "Material Adverse Effect", as defined in Amendment No. 5 (as defined below), were to occur prior to closing the Refinancing Transactions, such as if we did not win the recompete on the INL Air Wing contract and such failure to win the recompete were to result in a "Material Adverse Effect" under Amendment No. 5, then the Company’s lenders may not be required to fund the New Senior Credit Facility (as defined below). If the lenders did not fund the New Senior Credit Facility, we would not be able to close the refinancing transactions. If we are unable to complete these transactions or otherwise refinance the Senior Credit Facility prior to its scheduled maturity date or prior to an event which could result in an acceleration of the maturity date (such as the expiration of the New Senior Credit Facility Waiver (as defined below)), then the failure to pay all amounts due under the Senior Credit Facility at maturity or upon acceleration would be an event of default under the Senior Credit Facility. This potential outcome results in significant doubt in the Company’s ability to continue as a going concern. Such an event of default to pay principal due at scheduled maturity under or upon acceleration of the Senior Credit Facility would also cause an event of default under our Senior Unsecured Notes (as defined below). The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments that may result from the outcome of this uncertainty.
Recent Developments / Refinancing Actions
As further described in Note 7, on April 30, 2016, the Company entered into a support agreement (the “Support Agreement”) with holders of approximately 69% of our Senior Unsecured Notes (as defined herein). The Support Agreement was entered into in connection with the Company’s (1) offer to exchange (the “Exchange Offer”) any and all of its outstanding $455,000,000 principal amount of our Senior Unsecured Notes for $45,000,000 cash and up to $410,000,000 principal amount of newly issued 11.875% Senior Secured Second Lien Notes due 2020 of DynCorp International Inc. (the “New Notes”) and (2) related solicitation (the “Consent Solicitation”) of consents from holders of Senior Unsecured Notes to the proposed amendments to the indenture governing the Senior Unsecured Notes.

On May 2, 2016, DynCorp International Inc. commenced the Exchange Offer and Consent Solicitation. The Exchange Offer and related Consent Solicitation are elements of a comprehensive refinancing of our outstanding secured and unsecured indebtedness to extend existing maturities (the “Refinancing Transactions”). If the Exchange Offer is consummated, interest on the New Notes will accrue at the rate of 11.875% per annum, comprised of 10.375% per annum in cash and 1.500% per annum payable in kind (“PIK”). In the Exchange Offer and Consent Solicitation, the Early Delivery Time (for receipt of the “Total Offer Consideration” as described in the Offering Memorandum and Consent Solicitation Statement, dated as of May 2, 2016 (the “Offering Memorandum”)), is 5:00 p.m., New York City time, on the later of (1) the fifth business day following the date that Holdings files its Quarterly Report on Form 10-Q for the period ended March 25, 2016 and (2) May 13, 2016. Since we filed this Quarterly Report on Form 10-Q on May 9, 2016, the Early Delivery Time is 5:00 p.m., New York City time, on May 16, 2016. The Expiration Time for receiving the Exchange Offer Consideration (as described in the Offering Memorandum) is 5:00 p.m., New York City time, on June 10, 2016. The Early Delivery Time and Expiration Time and other terms and conditions of the Exchange Offer and Consent Solicitation are subject to extension or amendment pursuant to the terms and conditions of the Offering Memorandum, the Support Agreement and applicable law.
As part of the Refinancing Transactions, on April 30, 2016, the Company entered into Amendment No. 5 and Waiver (“Amendment No. 5”) to our Senior Credit Facility. The independent registered public accounting firm that audited our financial statements for the year ended December 31, 2015 included an explanatory paragraph in its audit report regarding our ability to continue as a going concern. Pursuant to Amendment No. 5, required lenders under the Senior Credit Facility agreed to waive the Company’s requirement to comply with the covenant that the Company’s annual financial statements include a report from its independent registered public accounting firm without a qualification as to the Company’s ability to continue as a going concern until the earlier of the effectiveness of the New Senior Credit Facility (at which time the waiver of this requirement for the fiscal year ended December 31, 2015 would become permanent) and June 30, 2016 (the “Senior Credit Facility Waiver”). During the effectiveness of the Senior Credit Facility Waiver, unless the effectiveness of the New Senior Credit Facility has occurred, the aggregate amount of outstanding revolving loans and letters of credit may not exceed 50% of the aggregate revolving credit commitments under the Senior Credit Facility. In addition, during the waiver period, any proceeds of revolving loans may only be used for working capital purposes and in the ordinary course of business for other general corporate purposes. The Company may not use the proceeds of revolving loans for dividends, prepayments of any junior debt or acquisition financing.
Upon the satisfaction of certain conditions, including consummation of the Exchange Offer and the other Refinancing Transactions, the New Senior Credit Facility shall become effective, and the Senior Credit Facility Waiver will become permanent. Pursuant to the terms of the New Senior Credit Facility, among other things, the maturity of certain of the revolving credit commitments shall be extended into the Extended Revolving Credit Facility and certain lenders will provide the New Term Loan Facility, the proceeds of which will be used to repay the existing term loans under the Senior Credit Facility in full. Upon the effectiveness of Amendment No. 5, the credit facilities under the New Senior Credit Facility will consist of (collectively, the “New Senior Credit Facility”):

•	a $207.3 million New Term Loan Facility (the “New Term Loan Facility”);

•	a $24.8 million class A revolving facility, with commitments to terminate on July 7, 2016, as more fully described in Note 7;

•
a $107.3 million class B revolving facility, provided that each revolving lender’s class B revolving facility commitment shall be reduced by 20% on June 24, 2016 (or if the effective date of the New Senior Credit Facility occurs after June 24, 2016, on the effective date of the New Senior Credit Facility), unless such lender declines such reduction (the “Extended Revolving Credit Facility”); and

•
up to $15.0 million in incremental revolving facilities provided by and at the discretion of certain non-debt fund affiliates that are controlled by Cerberus Capital Management, L.P. ("Cerberus"), which shall rank pari passu with, and be on the same terms as, the class B revolving facility.

In addition, on April 30, 2016, DynCorp Funding LLC, a limited liability company managed by Cerberus, delivered to us a commitment letter (the “Cerberus Investment Commitment Letter”) to provide $30 million (the “Cerberus Investment”) of third-lien secured loans (the “Cerberus 3L Notes”) upon satisfaction of certain conditions, including consummation of the Exchange Offer. The consummation of each of the elements of the Refinancing Transactions is a condition to the Exchange Offer and vice versa. In addition, the Exchange Offer is conditioned upon, among other things, the valid tender and acceptance by DynCorp International Inc. of at least $409.5 million (or 90%) (the “Minimum Condition”) aggregate principal amount of Senior Unsecured Notes in the Exchange Offer. See Note 7 for a description of certain other terms of the Senior Credit Facility Waiver, New Term Loan Facility, Extended Revolving Credit Facility and Cerberus 3L Notes.
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
The following table presents the aggregate gross favorable and unfavorable adjustments to income before taxes resulting from changes in contract estimates for the three months ended March 25, 2016 and March 27, 2015.

	Three Months Ended
(Amounts in millions)	March 25, 2016	March 27, 2015
Gross favorable adjustments	$6.7	$3.2
Gross unfavorable adjustments	(2.0)	(5.8)
Net adjustments	$4.7	$(2.6)
Accounting Policies
In January 2015, the FASB issued Accounting Standards Update ("ASU") No. 2015-01, Income Statement-Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. ASU 2015-01 eliminates from GAAP the concept of extraordinary items. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, and may be applied either prospectively or retrospectively to all prior periods presented in the financial statements. We prospectively adopted ASU No. 2015-01 during the quarter ended March 25, 2016. The adoption of this guidance did not have a material impact on our consolidated financial statements.
In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU 2015-02 changes the consolidation guidance to address concerns of stakeholders that current accounting for certain legal entities might require a reporting entity to consolidate another legal entity in situations in which the reporting entity’s contractual rights do not give it the ability to act primarily on its own behalf, the reporting entity does not hold a majority of the legal entity’s voting rights, or the reporting entity is not exposed to a majority of the legal entity’s economic benefits or obligations. ASU 2015-02 will be effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. We adopted

ASU No. 2015-02 during the quarter ended March 25, 2016. The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.
In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires that deferred financing costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset, consistent with debt discounts. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update is effective for fiscal years beginning after December 15, 2015, and required retrospective application. We adopted ASU 2015-03 during the quarter ended March 25, 2016 and applied its provisions retrospectively. The adoption of ASU 2015-03 resulted in the reclassification of current deferred financing costs, net, of $2.4 million related to our Term Loan and Revolver from prepaid expenses and other current assets to the current portion of long-term debt and the reclassification of deferred financing costs, net, of $2.8 million related to our Senior Unsecured Notes from total other assets, net, to long-term debt within our Condensed Consolidated Balance Sheets as of December 31, 2015. Adoption of this standard did not impact the results of operations, retained earnings, or cash flows in the current or previous interim and annual reporting periods.
In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which eliminates the current requirement to present deferred tax liabilities and assets as current and noncurrent amounts in a classified statement of financial position. Instead, entities will be required to classify all deferred tax assets and liabilities as noncurrent in a statement of financial position. This standard is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. We adopted ASU No. 2015-17 during the quarter ended March 25, 2016 and applied it prospectively to the period ended March 25, 2016. Prior periods were not retroactively adjusted. Adoption of this standard did not impact the results of operations, retained earnings, or cash flows in the current or previous interim and annual reporting periods.
Excluding the adoption of the accounting standards updates discussed above, there have been no material changes to our significant accounting policies from those described in our Annual Report on Form 10-K for the year ended December 31, 2015.
Accounting Developments
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a single set of comprehensive principles for recognizing revenue under GAAP. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). ASU 2016-08 clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. ASU 2016-10 clarifies the implementation guidance on identifying performance obligations. These ASUs apply to all entities that enter into contracts with customers to transfer goods or services. These ASUs are effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, but not before interim and annual reporting periods beginning after December 15, 2016. Entities have the choice to apply these ASUs either retrospectively to each reporting period presented or by recognizing the cumulative effect of applying these standards at the date of initial application and not adjusting comparative information. We are currently evaluating both methods of adoption as well as the effect of these standards will have on our consolidated financial statements.
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
In March 2016, the FASB issued ASU No. 2016-06, Derivatives and Hedging: Contingent Put and Call Options in Debt Instruments. ASU 2016-06 clarifies how to assess whether an embedded contingent put or call option is clearly and closely related to a debt host. The amendments are effective for annual reporting periods, and interim periods therein, beginning after December 15, 2016. The amendments are effective for annual reporting periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted. We are currently evaluating the potential effects of the adoption of ASU 2016-06 on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-07, Investments - Equity Method and Joint Ventures: Simplifying the Transition to the Equity Method of Accounting. ASU 2016-07 simplifies the equity method by eliminating the requirement to apply it retrospectively to an investment that subsequently qualifies for such accounting as a result of an increase in the level of ownership interest or degree of influence. The amendments are effective for annual reporting periods, and interim periods therein, beginning after December 15, 2016. Early adoption is permitted. We are currently evaluating the potential effects of the adoption of ASU 2016-07 on our consolidated financial statements.
Other accounting standards updates effective after March 25, 2016 are not expected to have a material effect on our consolidated financial position or results of operations and cash flows for the period ended March 25, 2016.

Note 2 — Composition of Certain Financial Statement Captions
The following tables present financial information of certain consolidated balance sheet captions.
Prepaid expenses and other current assets

	As Of
(Amounts in thousands)	March 25, 2016	December 31, 2015
Prepaid expenses	$31,583	$30,985
Income tax refunds receivable	63	204
Inventories	13,636	14,776
Work-in-process inventory	1,733	1,733
Joint venture receivables	351	460
Other current assets	3,607	7,525
Total prepaid expenses and other current assets	$50,973	$55,683
Prepaid expenses include prepaid insurance, prepaid vendor deposits, and prepaid rent, none of which individually exceed 5% of current assets.
We adopted ASU 2015-03 during the quarter ended March 25, 2016 and applied its provisions retrospectively. The adoption of ASU 2015-03 resulted in the reclassification of current deferred financing costs, net, of $2.4 million related to our Term Loan and Revolver from prepaid expenses and other current assets to the current portion of long-term debt within its consolidated balance sheets as of December 31, 2015. See Note 7 for a tabular presentation of our deferred financing costs, net, reclassified by debt balance, as of March 25, 2016 and December 31, 2015. See Note 1 for further discussion.
Other current assets decreased from $7.5 million as of December 31, 2015 to $3.6 million as of March 25, 2016 primarily due to the collection of an insurance receivable.
Held for Sale Assets and Liabilities
During the third quarter of 2015, we took strategic actions to begin the sale of the remaining assets of Heliworks. The assets, excluding cash and cash equivalents, of Heliworks were classified as held for sale as of September 25, 2015. As of March 25, 2016 and December 31, 2015, Assets held for sale of $6.2 million and $7.9 million, respectively, consisted primarily of accounts receivable, inventory, property and equipment, net, and intangible assets. Liabilities held for sale of $0.4 million and $0.8 million, respectively, as of March 25, 2016 and December 31, 2015 consist primarily of accounts payables and accruals.
Property and equipment, net

	As Of
(Amounts in thousands)	March 25, 2016	December 31, 2015
Helicopters	$983	$983
Computers and other equipment	10,814	10,392
Leasehold improvements	20,169	19,639
Office furniture and fixtures	4,551	4,541
Gross property and equipment	36,517	35,555
Less accumulated depreciation	(20,829)	(19,861)
Total property and equipment, net	$15,688	$15,694
As of March 25, 2016 and December 31, 2015, Property and equipment, net also included the accrual for property additions of $0.2 million and $0.3 million, respectively. Depreciation expense, including certain depreciation amounts classified as Cost of services, was $1.0 million and $1.5 million during the three months ended March 25, 2016 and March 27, 2015, respectively.

Other assets, net

	As Of
(Amounts in thousands)	March 25, 2016	December 31, 2015
Investment in affiliates	8,304	6,712
Palm promissory note, long-term portion	1,708	2,079
Other	5,744	3,536
Total other assets, net	$15,756	$12,327
We adopted ASU 2015-03 during the quarter ended March 25, 2016 and applied its provisions retrospectively. The adoption of ASU 2015-03 resulted in the reclassification of deferred financing costs, net, of $2.8 million related to our Senior Unsecured Notes from total other assets, net, to long-term debt within its consolidated balance sheets as of December 31, 2015. See Note 7 for a tabular presentation of our deferred financing costs, net, reclassified by debt balance, as of March 25, 2016 and December 31, 2015. See Note 1 for further discussion.
Accrued payroll and employee costs

	As Of
(Amounts in thousands)	March 25, 2016	December 31, 2015
Wages, compensation and other benefits	$79,400	$85,216
Accrued vacation	16,943	14,433
Accrued contributions to employee benefit plans	1,229	1,032
Total accrued payroll and employee costs	$97,572	$100,681
Accrued liabilities

	As Of
(Amounts in thousands)	March 25, 2016	December 31, 2015
Customer liabilities	$15,702	$21,183
Accrued insurance	27,472	35,530
Accrued interest	11,864	24,370
Contract losses	9,941	15,718
Legal reserves	4,638	5,063
Subcontractor retention	1,363	1,646
Other	12,785	11,208
Total accrued liabilities	$83,765	$114,718
Customer liabilities represent amounts received from customers in excess of revenue recognized or for amounts due back to a customer. The decrease in customer liabilities was primarily due to payments to customers. The decrease in accrued insurance is primarily due to the timing of payments and the closing of certain insurance policies with our carriers. Contract losses represent our best estimate of forward losses using currently available information and could change in future periods as new facts and circumstances emerge. The decrease in contract losses was primarily due to the utilization of the contract loss liability. Legal matters include reserves related to various lawsuits and claims that arise in the normal course of business. See Note 8 for further discussion. Other is comprised primarily of accrued rent and workers' compensation related claims and other balances that are not individually material to the consolidated financial statements.
Other long-term liabilities
As of March 25, 2016 and December 31, 2015, Other long-term liabilities were $12.4 million and $13.6 million, respectively. Other long-term liabilities are primarily due to our long-term incentive bonus plan and nonqualified unfunded deferred compensation plan of $3.5 million and $4.4 million as of March 25, 2016 and December 31, 2015, respectively, and a long-term leasehold obligation related to our Tysons Corner facility in McLean, Virginia, of $3.7 million and $3.8 million as of March 25, 2016 and December 31, 2015, respectively. Other long-term liabilities also include an uncertain tax benefit of $3.3 million and $3.3 million as of March 25, 2016 and December 31, 2015, respectively. See Note 4 for further discussion.

Note 3 — Goodwill and Other Intangible Assets
We have two operating and reporting segments: DynAviation and DynLogistics. DynAviation and DynLogistics provide services domestically and in foreign countries primarily under contracts primarily with the U.S. government. Our current structure includes five reporting units: two reporting units in DynAviation and three reporting units in DynLogistics. Of our five reporting units, only two had a goodwill balance as of March 25, 2016 of which we assess for potential goodwill impairment.
We assess goodwill and other intangible assets with indefinite lives for impairment annually in October or when an event occurs or circumstances change that would suggest a triggering event. If a triggering event is identified, a step one assessment is performed to identify any possible impairment in the period in which the event is identified.
In connection with our annual assessment of goodwill during the fourth quarter of each year, we update our key assumptions, including our forecasts of revenue and income for each reporting unit. The projections for these reporting units include significant estimates related to new business opportunities. If we are unsuccessful in obtaining these opportunities in 2016, a triggering event could be identified and a step one assessment would be performed to identify any possible goodwill impairment in the period in which the event is identified. There can be no assurance that the estimates and assumptions regarding forecasted earnings and cash flows, the period of strength of the U.S. defense spending, and other inputs used in forecasting the present value of forecasted cash flows will prove to be accurate projections of future performance.
During the three months ended March 25, 2016, we did not have a triggering event in any of our reporting units.
The carrying amounts of goodwill for each of our segments as of March 25, 2016 were as follows:

(Amounts in thousands)	DynAviation	DynLogistics	Total
Goodwill balance as of December 31, 2015	$—	$42,093	$42,093
Changes between January 1, 2016 and March 25, 2016	—	—	—
Goodwill balance as of March 25, 2016	$—	$42,093	$42,093

The following tables provide information about changes relating to certain intangible assets:

	As of March 25, 2016
(Amounts in thousands, except years)	Weighted Average Remaining Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Impairment	Transfer to Assets Held for Sale	Net
Other intangible assets:
Customer-related intangible assets	3.7	$252,615	$(149,119)	$—	$—	$103,496
Other
Finite-lived	0.9	14,580	(10,834)	—	(31)	3,715
Indefinite-lived		—	—	—	—	—
Total other intangibles		$267,195	$(159,953)	$—	$(31)	$107,211

Tradenames:
Finite-lived	0.0	$869	$(869)	$—	$—	$—
Indefinite-lived		28,536	—	—	—	28,536
Total tradenames		$29,405	$(869)	$—	$—	$28,536

	December 31, 2015
(Amounts in thousands, except years)	Weighted Average Remaining Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Impairment	Transfer to Assets Held for Sale	Net
Other intangible assets:
Customer-related intangible assets	4.0	$252,615	$(142,020)	$—	$—	$110,595
Other
Finite-lived	0.7	13,325	(10,430)	—	(11)	2,884
Indefinite-lived		5,059	—	(5,059)	—	—
Total other intangibles		$270,999	$(152,450)	$(5,059)	$(11)	$113,479

Tradenames:
Finite-lived	0.0	$869	$(869)	$—	$—	$—
Indefinite-lived		28,700	—	(164)	—	28,536
Total tradenames		$29,569	$(869)	$(164)	$—	$28,536
Amortization expense for customer-related intangible assets, other intangible assets and finite-lived tradenames was $7.5 million and $6.3 million for the three months ended March 25, 2016 and March 27, 2015, respectively. Other intangible assets are primarily representative of our capitalized software which had a net carrying value of $3.7 million and $2.9 million as of March 25, 2016 and December 31, 2015, respectively.

Note 4 — Income Taxes
The domestic and foreign components of Loss before income taxes are as follows:

	Three Months Ended
(Amounts in thousands)	March 25, 2016	March 27, 2015
Domestic	$(10,592)	$(11,325)
Foreign	514	731
Loss before income taxes	$(10,078)	$(10,594)
Deferred tax liabilities, net consist of the following:

	As Of
(Amounts in thousands)	March 25, 2016	December 31, 2015
Current deferred tax liabilities, net	$—	$(27,334)
Non-current deferred tax (liabilities) assets, net	(16,495)	13,364
Deferred tax liabilities, net	$(16,495)	$(13,970)
During the quarter ended March 25, 2016, we adopted ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which eliminates the current requirement to present deferred tax liabilities and assets as current and noncurrent amounts in a classified statement of financial position and requires us to classify all deferred tax assets and liabilities as noncurrent in a statement of financial position. We applied ASU 2015-17 prospectively and prior periods were not retroactively adjusted.
Our effective tax rate ("ETR") was (44.6)% for the three months ended March 25, 2016 and (35.9)% for the three months ended March 27, 2015, respectively. For both the three months ended March 25, 2016 and March 27, 2015, the ETR was primarily impacted by an increase in our valuation allowance for each respective period.
Management assesses both the available positive and negative evidence to determine whether it is more likely than not that there will be sufficient sources of future taxable income to recognize deferred tax assets. We incurred cumulative losses over the three-year period ended December 31, 2015. Cumulative losses in recent years are considered significant objective negative evidence in evaluating deferred tax assets under the more likely than not criteria for recognition of deferred tax assets. As a result of additional losses for which we could not recognize a tax benefit, we increased our valuation allowance from $71.6 million as of December 31, 2015 to $78.7 million as of March 25, 2016.
As of March 25, 2016 and December 31, 2015, we had $2.6 million of total unrecognized tax benefits, respectively, of which $2.3 million would impact our effective tax rate if recognized. We do not expect the unrecognized tax benefit of $3.3 million, inclusive of penalties, as of March 25, 2016 to be settled within the next twelve months.
During the three months ended March 25, 2016, we made no estimated federal income tax payments. All of our income taxes paid or refunds received during the three months ended March 25, 2016 were related to state or foreign jurisdictions.

Note 5 — Accounts Receivable
Accounts receivable, net consisted of the following:

	As Of
(Amounts in thousands)	March 25, 2016	December 31, 2015
Billed	$162,367	$136,127
Unbilled	219,265	249,970
Total accounts receivable, net	$381,632	$386,097
Unbilled receivables as of March 25, 2016 and December 31, 2015 include $29.5 million and $21.3 million, respectively, related to costs incurred on projects for which we have been requested by the customer to begin new work or extend work under an existing contract and for which formal contracts, contract modifications or other contract actions have not been executed as of the end of the respective periods.
As of March 25, 2016 and December 31, 2015, we had no significant accounts receivable balances associated with contract claims. The balance of unbilled receivables above consists of costs and fees billable immediately upon contract completion or other specified events, all of which are expected to be billed and collected within one year, except items that may result in a request for equitable adjustment or formal claim.
We do not believe we have significant exposure to credit risk as our receivables are primarily with the U.S. government. Our allowance for doubtful accounts was $16.3 million as of December 31, 2015 compared to $16.4 million as of March 25, 2016, and is primarily due to outstanding receivables of approximately $26.0 million, net of reserves, for which we have yet to be paid where we operated under a subcontract for a prime contractor on a U.S. government program that ended December 31, 2014. We are currently seeking payment through legal action to resolve the matter. See Note 8 for further discussion.

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

	As Of
	March 25, 2016		December 31, 2015
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
10.375% senior unsecured notes	$455,000	$360,019	$455,000	$337,838
Term Loan	187,272	180,249	187,272	179,781
Total indebtedness	642,272	540,268	642,272	517,619
Less current portion of long-term debt	(187,272)	(180,249)	(187,272)	(179,781)
Total long-term debt	$455,000	$360,019	$455,000	$337,838

Note 7 — Debt
Debt consisted of the following:

	As of March 25, 2016
(Amounts in thousands)	Carrying Amount	Deferred Financing Costs, Net	Carrying Amount less Deferred Financing Costs, Net
10.375% senior unsecured notes	$455,000	$(2,395)	$452,605
Term loan	187,272	(1,324)	185,948
Total indebtedness	642,272	(3,719)	638,553
Less current portion of long-term debt	(187,272)	1,324	(185,948)
Total long-term debt	$455,000	$(2,395)	$452,605

	As of December 31, 2015
(Amounts in thousands)	Carrying Amount	Deferred Financing Costs, Net	Carrying Amount less Deferred Financing Costs, Net
10.375% senior unsecured notes	$455,000	$(2,835)	$452,165
Term loan	187,272	(2,406)	184,866
Total indebtedness	642,272	(5,241)	637,031
Less current portion of long-term debt	(187,272)	2,406	(184,866)
Total long-term debt	$455,000	$(2,835)	$452,165
We adopted ASU 2015-03 as of March 25, 2016 and applied its provisions retrospectively. The adoption of ASU 2015-03 resulted in the reclassification of current deferred financing costs, net, of $2.4 million related to our Term Loan and Revolver from Prepaid expenses and other current assets to the Current portion of long-term debt and the reclassification of deferred financing costs, net, of $2.8 million related to our Senior Unsecured Notes from Other assets, net, to Long-term debt within its consolidated balance sheets as of December 31, 2015. See Note 1 for further discussion.
Deferred financing costs are amortized through interest expense. Amortization related to deferred financing costs was $1.5 million and $1.5 million during the three months ended March 25, 2016 and March 27, 2015, respectively.
Senior Credit Facility
On July 7, 2010, we entered into a senior secured credit facility (the "Senior Credit Facility"), with a banking syndicate and Bank of America, NA as Administrative Agent (the "Agent"). On January 21, 2011, August 10, 2011, June 19, 2013 and November 5, 2014, DynCorp International Inc. entered into amendments to the Senior Credit Facility.
The Senior Credit Facility is secured by substantially all of our assets and is guaranteed by substantially all of our subsidiaries. As of March 25, 2016, the Senior Credit Facility provided for a $187.3 million Term Loan and the $144.8 million Revolver, which includes a $100.0 million letter of credit subfacility. As of March 25, 2016 and December 31, 2015, the available borrowing capacity under the Senior Credit Facility was approximately $102.2 million and $102.2 million, respectively, and includes $42.6 million and $42.6 million, respectively, in issued letters of credit. Amounts borrowed under the Revolver are used to fund operations. As of March 25, 2016 and December 31, 2015 there were no amounts borrowed under the Revolver. Giving effect to the Senior Credit Facility Waiver, available borrowing capacity under the Senior Credit Facility as of the date of this report (taking into account the existing $42.6 million in issued letters of credit) would be approximately $29.8 million. The current portion of long-term debt as of March 25, 2016 consisted of our Term Loan and the Revolver as both have a maturity date of July 7, 2016 (before giving effect to the New Senior Credit Facility and the Other Refinancing Transactions).
As described in Note 1, on April 30, 2016, the Company entered into Amendment No. 5 as part of the Refinancing Transactions. The independent registered public accounting firm that audited our financial statements for the year ended December 31, 2015 included an explanatory paragraph in its audit report regarding our ability to continue as a going concern. Pursuant to Amendment No. 5, required lenders under the Senior Credit Facility agreed to the Senior Credit Facility Waiver, which waives the requirement to comply with the covenant under the Senior Credit Facility that the Company’s annual financial statements include a report from its independent registered public accounting firm without a qualification as to the Company’s ability to continue as a going concern until the earlier of the effectiveness of the New Senior Credit Facility (at which time the waiver of this requirement for the fiscal year ended December 31, 2015 would become permanent) and June 30, 2016. During the effectiveness of the Senior Credit Facility Waiver, unless the effectiveness of the New Senior Credit Facility has occurred, the aggregate amount of outstanding revolving loans and letters of credit may not exceed 50% of the aggregate revolving credit commitments under the Senior Credit Facility. In addition, during the waiver period, any proceeds of revolving loans may only be used for working capital purposes and in the ordinary course of business for other general corporate purposes. The Company may not use the proceeds of revolving loans for dividends, prepayments of any junior debt or acquisition financing.
Upon the satisfaction of certain conditions, including consummation of the Exchange Offer and the other Refinancing Transactions, the New Senior Credit Facility shall become effective, and the Senior Credit Facility Waiver will become permanent. Pursuant to the terms of the New Senior Credit Facility, among other things, the maturity of certain of the revolving credit commitments shall be extended into the Extended Revolving Credit Facility and certain lenders will provide the New Term Loan Facility, the proceeds of which will be used to repay the existing term loans under the Senior Credit Facility in full. Upon its effectiveness, the New Senior Credit Facility will consist of:

•	a $207.3 million New Term Loan Facility;

•	a $24.8 million class A revolving facility, with commitments to terminate on July 7, 2016, as more fully described below;

•
a $107.3 million Extended Revolving Credit Facility, a class B revolving facility, provided that each revolving lender’s class B revolving facility commitment shall be reduced by 20% on June 24, 2016 (or if the effective date of the New Senior Credit Facility occurs after June 24, 2016, on the effective date of the New Senior Credit Facility), unless such lender declines such reduction; and

•
up to $15.0 million in incremental revolving facilities provided by and at the discretion of certain non-debt fund affiliates that are controlled by Cerberus, which shall rank pari passu with, and be on the same terms as, the class B revolving facility.

Upon closing of the Exchange Offer and the other Refinancing Transactions, the term loans under the New Senior Credit Facility will be subject to a fee in the amount of 700 basis points, which fee will be reflected as original issue discount in the balance of the New Term Loan Facility, and each of the lenders holding class B revolving facility commitments on the effective date of the New Senior Credit Facility will be paid an upfront fee equal to 2.00% of the class B revolving facility commitment held by such lender. Availability under the class B revolving facility during the two years immediately after the effectiveness of the New Senior Credit Facility will be subject to a condition that, if, at the time of a request for revolving loans or an issuance of a letter of credit, the aggregate principal amount of revolving loans plus the face amount of outstanding letters of credit exceeds 50% of the aggregate amount of class B revolving facility commitments at such time, the aggregate amount of unrestricted cash and cash equivalents of DynCorp International Inc. and its subsidiaries (giving pro forma effect to requested revolving loans and any application of proceeds thereof or other cash on hand) may not exceed $60 million.
Interest Rates on Term Loan & Revolver
Under the Senior Credit Facility, both the Term Loan and Revolver bear interest at one of two options, based on our election, using either the (i) base rate ("Base Rate") as defined in the Senior Credit Facility plus an applicable margin or the (ii) London Interbank Offered Rate ("Eurocurrency Rate") as defined in the Senior Credit Facility plus an applicable margin. The applicable margin for the Term Loan is fixed at 3.5% for the Base Rate option and 4.5% for the Eurocurrency Rate option. The applicable margin for the Revolver ranges from 3.0% to 3.5% for the Base Rate option or 4.0% to 4.5% for the Eurocurrency Rate option based on our Secured Leverage Ratio at the end of the quarter. The Secured Leverage Ratio is calculated by the ratio of total secured consolidated debt (net of up to $75 million of unrestricted cash and cash equivalents) to consolidated earnings before interest, taxes, depreciation and amortization ("Consolidated EBITDA"), as defined in the Senior Credit Facility. Interest payments on both the Term Loan and Revolver are payable at the end of the interest period as defined in the Senior Credit Facility, but not less than quarterly.
Under the Senior Credit Facility, the Base Rate is equal to the higher of (a) the Federal Funds Rate plus one half of one percent and (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its prime rate; provided that in no event shall the Base Rate be less than 1.00% plus the Eurocurrency Rate applicable to one month interest periods on the date of determination of the Base Rate. The variable Base Rate has a floor of 2.75%.
Under the New Senior Credit Facility, upon closing of the Exchange Offer and the other Refinancing Transactions, the interest rate per annum applicable to the term loans will be, at our option, equal to either a base rate or a eurocurrency rate for a one-, two-, three- or six-month interest period, or a twelve-month period, if available from all relevant lenders, in each case, plus (i) 5.00% in the case of base rate loans and (ii) 6.00% in the case of eurocurrency loans. The interest rate per annum applicable to the class A revolving loans will be, at our option, equal to either a base rate or a eurocurrency rate for a one-, two-, three- or six-month interest period, or a twelve-month period, if available from all relevant lenders, in each case, plus (i) a range of 3.00% to 3.50% based on the Secured Leverage Ratio of DynCorp International Inc. in the case of base rate loans and (ii) a range of 4.00% to 4.50% based on the Secured Leverage Ratio of DynCorp International Inc. in the case of eurocurrency loans. The interest rate per annum applicable to the class B revolving loans will be, at our option, equal to either a base rate or a eurocurrency rate for a one-, two-, three- or six-month interest period, or a twelve-month period, if available from all relevant lenders, in each case, plus (i) a range of 4.50% to 5.00% based on the First-Lien Secured Leverage Ratio of DynCorp International Inc. in the case of base rate loans and (ii) a range of 5.50% to 6.00% based on the First-Lien Secured Leverage Ratio of DynCorp International Inc. in the case of eurocurrency loans. The First Lien Secured Leverage Ratio is calculated by the ratio of total first lien secured consolidated debt (net of up to $75 million of unrestricted cash and cash equivalents) to Consolidated EBITDA, as defined in the New Senior Credit Facility.
Under the New Senior Credit Facility, upon closing of the Exchange Offer and the other Refinancing Transactions, the Eurocurrency loans will be based on LIBOR and will be no lower than 1.75%. The base rate means the greater of (i) Bank of America’s prime rate and (ii) one-half of 1.0% over the weighted average of rates on overnight Federal Funds as published by the Federal Reserve Bank of New York; however, in no event shall the base rate be lower than the applicable eurocurrency rate plus 1.00%.
Under the Senior Credit Facility and under the New Senior Credit Facility, the Eurocurrency Rate is the rate per annum equal to the British Bankers Association London Interbank Offered Rate ("BBA LIBOR") as published by Reuters (or other commercially available source providing quotations of BBA LIBOR as designated by the Administrative Agent from time to time) two business days prior to the commencement of such interest period. The variable Eurocurrency Rate has a floor of 1.75%. As of March 25, 2016 and December 31, 2015, the interest rate on the Term Loan was 6.25%.

Interest Rates on Letter of Credit Subfacility and Unused Commitment Fees
Under the Senior Credit Facility, the letter of credit subfacility bears interest at an applicable rate that ranges from 4.0% to 4.5%. The unused commitment fee on our Revolver ranges from 0.50% to 0.75% depending on the Secured Leverage Ratio. Interest payments on both the letter of credit subfacility and unused commitments are payable quarterly in arrears. The applicable interest rates for our letter of credit subfacility was 4.25% as of each of March 25, 2016 and December 31, 2015. The applicable interest rate for our unused commitment fees was 0.50% as of each of March 25, 2016 and December 31, 2015. All of our letters of credit are also subject to a 0.25% fronting fee.
Under the New Senior Credit Facility, upon closing of the Exchange Offer and the other Refinancing Transactions, the letter of credit subfacility bears interest at an applicable rate that from 4.0% to 4.5% with respect to the class A revolving loans and ranges from 5.5% to 6.0% with respect to the class B revolving loans. The unused commitment fee on our Revolver ranges from 0.50% to 0.75% depending on the Secured Leverage Ratio with respect to the class A revolving loans and depending on the First Lien Secured Leverage Ratio with respect to the class B revolving loans. Interest payments on both the letter of credit subfacility and unused commitments are payable quarterly in arrears.
Principal Payments
Pursuant to our Term Loan under the Senior Credit Facility, quarterly principal payments are required. However, certain principal prepayments made during the year ended December 30, 2011 were applied to the future scheduled maturities and satisfied our responsibility to make quarterly principal payments through July 7, 2016.
During the three months ended March 25, 2016 and March 27, 2015, we made no principal payments on the Term Loan, respectively.
Our Senior Credit Facility contains an annual requirement to submit a portion of our Excess Cash Flow, as defined in the Senior Credit Facility, as additional principal payments. Based on our annual financial results for the year ended December 31, 2015, we made an additional principal payment as required under the Excess Cash Flow provision of $4.6 million on April 6, 2016. Certain other transactions can trigger mandatory principal payments such as tax refunds, a disposition of a portion of our business or a significant asset sale. We had no such transactions during the three months ended March 25, 2016.
After its effectiveness upon closing of the Exchange Offer and the other Refinancing Transactions, the New Senior Credit Facility will contain an annual requirement to submit 100% of Excess Cash Flow (as defined in Amendment No. 5) less the amount of certain voluntary prepayments as described in Amendment No. 5, as additional principal payments. Certain other transactions can trigger mandatory principal payments such as tax refunds, a disposition of a portion of our business or a significant asset sale.
Under the New Senior Credit Facility, upon closing of the Exchange Offer and the other Refinancing Transactions, we will be required to make amortization payments with respect to the term loans under the New Senior Credit Facility of $22.5 million on or prior to the first anniversary of the effectiveness of the New Senior Credit Facility and $22.5 million on or prior to the second anniversary of the effectiveness of the New Senior Credit Facility, which amounts may be reduced as a result of the application of certain prepayments, with the remaining amount payable on July 7, 2020; provided that, if on May 8, 2017, any Senior Unsecured Notes are outstanding, unless the maturity date of all of the Senior Unsecured Notes has been extended to a date that is at least 91 days after July 7, 2020, the principal amounts outstanding under the New Term Loan Facility will be due and payable in full on, and the commitments in respect thereof will terminate on, May 8, 2017.

After the effectiveness of the New Senior Credit Facility upon closing of the Exchange Offer and the other Refinancing Transactions, principal amounts outstanding under the class A revolving facility will be due and payable in full on, and the commitments in respect thereof will terminate on, July 7, 2016, and principal amounts outstanding under the class B revolving facility will be due and payable in full on, and the commitments in respect thereof will terminate on, July 7, 2019; provided that, with respect to the class B revolving facility, if on May 8, 2017, any Senior Unsecured Notes are outstanding, unless the maturity date of all of the Senior Unsecured Notes has been extended to a date at least 91 days after July 7, 2020, the principal amounts outstanding under the class B revolving facility will be due and payable in full on, and the commitments in respect thereof will terminate on, May 8, 2017.
Covenants
The Senior Credit Facility contains, and the New Senior Credit Facility upon closing of the Exchange Offer and the other Refinancing Transactions will contain, financial, as well as non-financial, affirmative and negative covenants that we believe are usual and customary. These covenants, among other things, limit our ability to:

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
In addition, the Senior Credit Facility contains, and the New Senior Credit Facility upon closing of the Exchange Offer and the other Refinancing Transactions will contain, two financial maintenance covenants, a maximum total leverage ratio and a minimum interest coverage ratio.
In the Senior Credit Facility, the total leverage ratio is the Consolidated Total Debt, as defined in the Senior Credit Facility, less unrestricted cash and cash equivalents (up to $75.0 million) to Consolidated EBITDA, as defined in the Senior Credit Facility, for the applicable period.
The maximum total leverage ratios under the Senior Credit Facility are set forth below as follows:

Period Ending	Total Leverage Ratio
March 25, 2016	7.60 to 1.0
June 24, 2016	6.90 to 1.0
June 25, 2016 and thereafter	6.60 to 1.0

The interest coverage ratio is the ratio of Consolidated EBITDA to Consolidated Interest Expense, as defined in the Senior Credit Facility. The minimum interest coverage ratios under the Senior Credit Facility are set forth below as follows:

Period Ending	Interest Coverage Ratio
March 25, 2016	1.15 to 1.0
June 24, 2016	1.20 to 1.0
June 25, 2016 and thereafter	1.30 to 1.0
As of March 25, 2016 and December 31, 2015, we were in compliance with our financial maintenance covenants.
After the effectiveness of the New Senior Credit Facility upon closing of the Exchange Offer and the other Refinancing Transactions, the covenants in the New Senior Credit Facility will be more restrictive than the covenants in the Senior Credit Facility.

The New Senior Credit Facility will also require, solely for the benefit of the lenders under the Extended Revolving Credit Facility, for us to maintain minimum liquidity (based on availability of revolving credit commitments under the New Senior Credit Facility plus unrestricted cash and cash equivalents) as of the end of each fiscal quarter of not less than $60 million through the fiscal quarter ending December 31, 2017, and of not less than $50 million thereafter.
After the effectiveness of the New Senior Credit Facility upon closing of the Exchange Offer and the other Refinancing Transactions, the total leverage ratio will be the Consolidated Total Debt, as defined in Amendment No. 5 (which definition excludes debt under the Cerberus 3L Notes), less unrestricted cash and cash equivalents (up to $75.0 million) to Consolidated EBITDA, as defined in Amendment No. 5, for the applicable period.
The maximum total leverage ratios under the New Senior Credit Facility are set forth below as follows:

Period Ending	Total Leverage Ratio
March 25, 2016	7.60 to 1.0
June 24, 2016	7.40 to 1.0
September 30, 2016	7.50 to 1.0
December 31, 2016	7.40 to 1.0
March 31, 2017	7.30 to 1.0
June 30, 2017	6.75 to 1.0
September 29, 2017	6.50 to 1.0
December 31, 2017	5.75 to 1.0
March 30, 2018	5.75 to 1.0
June 29, 2018	5.50 to 1.0
September 28, 2018	5.40 to 1.0
September 29, 2018 and thereafter	4.75 to 1.0
After the effectiveness of the New Senior Credit Facility upon closing of the Exchange Offer and the other Refinancing Transactions, the interest coverage ratio will be the ratio of Consolidated EBITDA to Consolidated Interest Expense, as defined in Amendment No. 5 (which provides that interest expense with respect to the Cerberus 3L Notes is excluded). The minimum interest coverage ratios under the New Senior Credit Facility are set forth below as follows:

Period Ending	Interest Coverage Ratio
March 25, 2016	1.15 to 1.0
June 24, 2016	1.15 to 1.0
September 30, 2016	1.15 to 1.0
December 31, 2016	1.15 to 1.0
March 31, 2017	1.20 to 1.0
June 30, 2017	1.20 to 1.0
September 29, 2017	1.30 to 1.0
December 31, 2017	1.40 to 1.0
March 30, 2018	1.50 to 1.0
June 29, 2018	1.60 to 1.0
June 30, 2018 and thereafter	1.70 to 1.0
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
See Note 1 for a description of the Support Agreement, Exchange Offer and Consent Solicitation with respect to the Senior Unsecured Notes.
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
The fair value of the Senior Unsecured Notes is based on their quoted market value. As of March 25, 2016 and December 31, 2015, the quoted market value of the Senior Unsecured Notes was approximately 79.1% and 74.3%, respectively, of stated value.

Cerberus 3L Notes

As described in Note 1, on April 30, 2016, DynCorp Funding LLC, a limited liability company managed by Cerberus, delivered to us the Cerberus Investment Commitment Letter to provide $30 million of the Cerberus 3L Notes upon satisfaction of certain conditions, including consummation of the Exchange Offer. We expect that the proceeds of the Cerberus 3L Notes will be used by DynCorp International Inc. solely to pay fees and expenses (including out-of-pocket expenses) in support of or related to the Company’s Global Advisory Group until the date that is two years after the funding of the Cerberus 3L Notes and, thereafter, for working capital and general corporate purposes.

Interest Rate and Fees
We expect the interest rate per annum applicable to the Cerberus 3L Notes will be 5.00%, payable in kind on a quarterly basis.

Prepayments
We expect that the Cerberus 3L Notes will not require any mandatory prepayments, and, subject to the terms of an intercreditor agreement, to be entered into by the collateral agent under the New Notes, the trustee under the New Notes, the Agent under the

New Senior Credit Facility, and the lenders under the Cerberus 3L Notes (or a collateral agent on behalf of lenders thereunder), that we will be permitted to voluntarily repay outstanding loans under the Cerberus 3L Notes without premium or penalty.

Maturity and Amortization
We expect that the Cerberus 3L Notes will not require any mandatory amortization payments prior to maturity, and that the outstanding principal amounts shall be payable on the tenth anniversary of the funding of the Cerberus 3L Notes.

Covenants
We expect that the Cerberus 3L Notes will include covenants consistent with the covenants set forth in the New Notes; provided that each “basket” or “cushion” set forth in the covenants shall be at least 25% less restrictive than the corresponding provision set forth in the New Notes.

Note 8 — Commitments and Contingencies
Commitments
We have operating leases for the use of real estate and certain property and equipment which are either non-cancelable, cancelable only by the payment of penalties or cancelable upon one month’s notice. All lease payments are based on the lapse of time but include, in some cases, payments for insurance, maintenance and property taxes. There are no purchase options on operating leases at favorable terms, but most leases have one or more renewal options. Certain real estate leases are subject to annual escalations for increases in base rents, utilities and property taxes. Lease rental expense was $8.2 million and $14.0 million for the three months ended March 25, 2016 and March 27, 2015, respectively. We have no significant long-term purchase agreements with service providers.
Contingencies
General Legal Matters
We are involved in various lawsuits and claims that arise in the normal course of business. We have established reserves for matters in which it is believed that losses are probable and can be reasonably estimated. Reserves related to these matters have been recorded in Other accrued liabilities totaling approximately $4.6 million and $5.1 million as of March 25, 2016 and December 31, 2015, respectively. We believe that appropriate accruals have been established for such matters based on information currently available; however, some of the matters may involve compensatory, punitive, or other claims or sanctions that, if granted, could require us to pay damages or make other expenditures in amounts that could not be reasonably estimated at March 25, 2016. These accrued reserves represent the best estimate of amounts believed to be our liability in a range of expected losses. In addition to matters that are considered probable and that can be reasonably estimated, we also have certain matters considered reasonably possible. Other than matters disclosed below, we believe the aggregate range of possible loss related to matters considered reasonably possible was not material as of March 25, 2016. Litigation is inherently unpredictable and unfavorable resolutions could occur. Accordingly, it is possible that an adverse outcome from such proceedings could (i) exceed the amounts accrued for probable matters; or (ii) require a reserve for a matter we did not originally believe to be probable or could be reasonably estimated. Such changes could be material to our financial condition, results of operations and cash flows in any particular reporting period. Our view of the matters not specifically disclosed could possibly change in future periods as events thereto unfold.
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
In October 2007, we entered into a subcontract with Northrop Grumman Technical Services, Inc. (“Northrop”) to support Northrop’s prime contract with the DoD Counter Narcotics Terrorism Program Office ("CNTPO"). We performed the services requested by Northrop, the government determined that it received “intended quality and skills of personnel,” and Northrop paid our invoices until July 2014. Subsequent to July 2014, Northrop stopped paying our periodic invoices. The contract operations ended on December 31, 2014. In March 2015, Northrop filed a civil action against us to obtain documents regarding our invoices and now asserts approximately $5 million in damages. We believe the damages asserted by Northrop represent a loss contingency that is remote. In September 2015, we filed an Answer and Counterclaim seeking approximately $41 million for unpaid invoices. An unfavorable judgment which denies us a substantial amount of the full amount owed to us could have a material effect on our performance.
U.S. Government Investigations
We primarily sell our services to the U.S. government. These contracts are subject to extensive legal and regulatory requirements, and we are occasionally the subject of investigations by various agencies of the U.S. government who investigate whether our operations are being conducted in accordance with these requirements. Such investigations, whether related to our U.S. government contracts or conducted for other reasons, could result in administrative, civil or criminal liabilities, including repayments, fines or penalties being imposed on us, or could lead to suspension or debarment from future U.S. government contracting. U.S. government investigations often take years to complete and many result in adverse action against us. We believe that any adverse actions arising from such matters could have a material effect on our ability to invoice and receive timely payment on our contracts, perform contracts or compete for contracts with the U.S. government and could have a material effect on our operating performance.
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
On our CivPol program, we had received a series of audit reports and related Form 1s from the DCAA based on their examination of certain incurred, invoiced and reimbursed costs. Over the course of multiple years, we have worked extensively with the DoS to settle the outstanding issues. Through our efforts, which included a series of contract actions (e.g. modifications) and negotiations, the issues have been resolved, resulting in final settlements of all audited costs of approximately $1.4 million.
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
We have received a series of audit reports from the DCAA related to their examination of certain incurred, invoiced and reimbursed costs on the LOGCAP IV. In April 2016, we received two draft Form 1s from the DCAA questioning approximately $48.0 million and we believe more could be issued in the future. Over the past several years, we have been successful in working with the DCAA, Defense Contract Management Agency and our customer in resolving matters included in Form 1s as well as other transmittals. Specific to the LOGCAP IV audit reports, we have provided responses to the DCAA that have articulated our position on each issue and have attempted to answer their questions and provide clarification of the facts to resolve the issues raised. We are currently in process of reviewing and responding to the draft Form 1s recently received. While we believe that if final Form 1s are received we will be successful in defending our position, there can be no guarantees that we will be able to address all of their concerns or entirely avoid financial loss.
Foreign Contingencies
On January 22, 2014, a tax assessment from the Large Tax Office of the Afghanistan Ministry of Finance (“MOF”) was received, seeking approximately $64.2 million in taxes and penalties specific to one of our business licenses in Afghanistan for periods between 2009 to 2012. The majority of this assessment was income tax related; however, $10.2 million of the assessed amount is non-income tax related and represents loss contingencies that we consider reasonably possible. We filed our initial appeal of the assessment with the MOF on February 19, 2014. In May 2014, the MOF ruled in our favor for the income tax related issue which totaled approximately $54.0 million. We are still working with the MOF to remove the assessment on the remaining non-income tax related items. As of March 25, 2016, a reasonable estimate of loss or range of loss could not be made as we could not reasonably estimate the ultimate outcome related to the issues assessed.
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
Risk Management Liabilities and Reserves
We are insured for domestic workers' compensation liabilities and a significant portion of our employee medical costs. However, we bear risk for a portion of claims pursuant to the terms of the applicable insurance contracts. We account for these programs based on actuarial estimates of the amount of loss inherent in that period's claims, including losses for which claims have not been reported of $10.7 million and $11.0 million as of March 25, 2016 and December 31, 2015, respectively. These loss estimates rely on actuarial observations of ultimate loss experience for similar historical events. We limit our risk by purchasing stop-loss insurance policies for significant claims incurred for both domestic workers' compensation liabilities and medical costs. Our exposure under the stop-loss policies for domestic workers' compensation and medical costs is limited based on fixed dollar amounts. For domestic workers' compensation and employers' liability under state and federal law, the fixed dollar amount of stop-loss coverage is $1.0 million per occurrence on most policies; but, $0.25 million on a California based policy. For medical costs, the fixed dollar amount of stop-loss coverage is from $0.25 million to $0.75 million for total costs per covered participant per calendar year.

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
The following is a summary of the financial information of the reportable segments reconciled to the amounts reported in the condensed consolidated financial statements:

	Three Months Ended
(Amounts in thousands)	March 25, 2016	March 27, 2015
Revenue
DynAviation	$288,510	$309,905
DynLogistics	131,189	156,400
Headquarters / Other (1)	291	717
Total revenue	$419,990	$467,022

Operating income (loss)
DynAviation	$10,699	$4,598
DynLogistics	9,956	7,709
Headquarters / Other (2)	(15,177)	(7,857)
Total operating income (loss)	$5,478	$4,450

Depreciation and amortization
DynAviation	$163	$158
DynLogistics	62	820
Headquarters / Other	8,291	6,820
Total depreciation and amortization (3)	$8,516	$7,798

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

(3)	Includes amounts in Cost of services of $0.2 million and $0.5 million for the three months ended March 25, 2016 and March 27, 2015, respectively.
The following is a summary of the assets of the reportable segments reconciled to the amounts reported in the consolidated financial statements:

	As Of
(Amounts in thousands)	March 25, 2016	December 31, 2015
Assets
DynAviation	$335,201	$351,627
DynLogistics	180,427	173,036
Headquarters / Other (1)	207,924	260,026
Total assets	$723,552	$784,689

(1)	Assets primarily include cash, investments in unconsolidated subsidiaries, and intangible assets (excluding goodwill).

Note 10 — Related Parties, Joint Ventures and Variable Interest Entities
Consulting Fee
We have a Master Consulting and Advisory Services agreement ("COAC Agreement") with Cerberus Operations and Advisory Company, LLC, where, pursuant to the terms of the agreement, they make personnel available to us for the purpose of providing reasonably requested business advisory services. The services are priced on a case by case basis depending on the requirements of the project and agreements in pricing. We incurred $1.8 million and $1.7 million of consulting fees on a gross basis before considering the effect of our contract mix which provides for partial recovery in conjunction with the COAC agreement during the three months ended March 25, 2016 and March 27, 2015, respectively.
We have two executives who are Cerberus Operations and Advisory Company, LLC (“COAC”) employees, who are seconded to us: (i) our Senior Vice President, Chief Administrative Officer, Chief Legal Officer and Corporate Secretary; and (ii) our Senior Vice President, DynGlobal. Inclusive of the $1.8 million and $1.7 million recognized during the three months ended March 25, 2016 and March 27, 2015 in COAC consulting fees, respectively, we recognized $0.6 million and $0.9 million of administrative expense in conjunction with these COAC employees for the three months ended March 25, 2016 and March 27, 2015, respectively.
Certain members of executive management and board members of the Company and seconded COAC individuals may have agreements and conduct business with Cerberus and its affiliates for which they receive compensation. We recognize such compensation as an expense in the consolidated financial statements.
Joint Ventures and Variable Interest Entities
We account for our investments in VIEs in accordance with ASC 810 - Consolidation. In cases where we have (i) the power to direct the activities of the VIE that most significantly impact its economic performance and (ii) the obligation to absorb losses of the VIE that could potentially be significant or the right to receive benefits from the entity that could potentially be significant to the VIE, we consolidate the entity. Alternatively, in cases where all of the aforementioned criteria are not met, the investment is accounted for under the equity method. As of March 25, 2016, we accounted for PaTH, CRS, Babcock, GRS and GLS as equity method investments. Alternatively, we consolidated DIFZ based on the aforementioned criteria. We present our share of the PaTH, CRS, GRS and GLS earnings in Earnings from equity method investees as these joint ventures are considered operationally integral. Alternatively, we present our share of the Babcock earnings in Other income, net as it is not considered operationally integral.
Receivables due from our unconsolidated joint ventures totaled $0.4 million and $0.5 million as of March 25, 2016 and December 31, 2015, respectively. These receivables are a result of items purchased and services rendered by us on behalf of our unconsolidated joint ventures. We have assessed these receivables as having minimal collection risk based on our historic experience with these joint ventures and our inherent influence through our ownership interest.
The related revenue we earned from our unconsolidated joint ventures totaled $0.0 million and $0.1 million during the three months ended March 25, 2016 and March 27, 2015, respectively. The related cost of services was $0.2 million and $0.2 million during the three months ended March 25, 2016 and March 27, 2015, respectively. Additionally, we earned $0.4 million and $0.5 million in equity method income (includes operationally integral and non-integral income) during the three months ended March 25, 2016 and March 27, 2015, respectively.
GLS’ revenue was $9.9 million and $6.7 million during the three months ended March 25, 2016 and March 27, 2015, respectively. GLS’ operating and net loss was $0.8 million and $0.6 million during the three months ended March 25, 2016 and March 27, 2015, respectively.
We currently hold one promissory note included in Other assets on our consolidated balance sheet from Palm Trading Investment Corp, which had an aggregate initial value of $9.2 million. The loan balance outstanding was $2.4 million and $2.5 million as of March 25, 2016 and December 31, 2015, respectively, reflecting the initial value plus accrued interest, less payments against the promissory note. The fair value of the note receivable is not materially different from its carrying value.

As discussed above and in accordance with ASC 810 - Consolidation, we consolidate DIFZ. The following tables present selected financial information for DIFZ as of March 25, 2016 and December 31, 2015 and for the three months ended March 25, 2016 and March 27, 2015:

	As Of
(Amounts in millions)	March 25, 2016	December 31, 2015
Assets	$5.0	$4.7
Liabilities	2.0	1.1

	Three Months Ended
(Amounts in millions)	March 25, 2016	March 27, 2015
Revenue	$39.8	$51.7
The following tables present selected financial information for our equity method investees as of March 25, 2016 and December 31, 2015 and for the three months ended March 25, 2016 and March 27, 2015:

	As Of
(Amounts in millions)	March 25, 2016	December 31, 2015
Current assets	$36.8	$32.2
Total assets	37.4	32.2
Current liabilities	18.4	12.5
Total liabilities	18.4	12.5

	Three Months Ended
(Amounts in millions)	March 25, 2016	March 27, 2015
Revenue	$14.7	$45.8
Gross profit	0.3	5.1
Net income	0.4	4.0
Many of our joint ventures and VIEs only perform on a single contract. The modification or termination of a contract under a joint venture or VIE could trigger an impairment in the fair value of our investment in these entities. In the aggregate, our maximum exposure to losses as a result of our investment consists of our (i) $8.3 million investment in unconsolidated joint ventures, (ii) $0.4 million in receivables from our unconsolidated joint ventures, (iii) $2.4 million note receivable from Palm Trading Investment Corp. and (iv) contingent liabilities that were neither probable nor reasonably estimable as of March 25, 2016.

Note 11 — Consolidating Financial Statements of Subsidiary Guarantors
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
The following condensed consolidating financial statements present (i) unaudited condensed consolidating balance sheets as of March 25, 2016 and December 31, 2015, (ii) unaudited condensed consolidating statements of operations and comprehensive loss for the three months ended March 25, 2016 and March 27, 2015, (iii) unaudited condensed consolidating statements of cash flows for the three months ended March 25, 2016 and March 27, 2015 and (iii) elimination entries necessary to consolidate Parent and its subsidiaries.
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
DynCorp International Inc. is considered the Subsidiary Issuer as it issued the Senior Unsecured Notes.

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Operations Information
For the Three Months Ended March 25, 2016

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$—	$423,427	$44,818	$(48,255)	$419,990
Cost of services	—	—	(375,778)	(44,959)	48,239	(372,498)
Selling, general and administrative expenses	—	—	(34,082)	(22)	14	(34,090)
Depreciation and amortization expense	—	—	(8,124)	(169)	2	(8,291)
Earnings from equity method investees	—	—	367	—	—	367
Operating income (loss)	—	—	5,810	(332)	—	5,478
Interest expense	—	(15,278)	(690)	—	—	(15,968)
Interest income	—	—	59	1	—	60
Equity in loss of consolidated subsidiaries	(14,759)	(4,828)	(547)	—	20,134	—
Other income (expense), net	—	—	359	(7)	—	352
(Loss) income before income taxes	(14,759)	(20,106)	4,991	(338)	20,134	(10,078)
Benefit (provision) for income taxes	—	5,347	(9,819)	(22)	—	(4,494)
Net loss	(14,759)	(14,759)	(4,828)	(360)	20,134	(14,572)
Noncontrolling interests	—	—	—	(187)	—	(187)
Net loss attributable to Delta Tucker Holdings, Inc.	$(14,759)	$(14,759)	$(4,828)	$(547)	$20,134	$(14,759)

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Operations Information
For the Three Months Ended March 27, 2015

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$—	$471,525	$57,266	$(61,769)	$467,022
Cost of services	—	—	(429,391)	(56,520)	61,753	(424,158)
Selling, general and administrative expenses	—	—	(31,231)	(8)	16	(31,223)
Depreciation and amortization expense	—	—	(6,683)	(576)	—	(7,259)
Earnings from equity method investees	—	—	68	—	—	68
Operating income	—	—	4,288	162	—	4,450
Interest expense	—	(15,574)	(481)	—	—	(16,055)
Interest income	—	—	16	1	—	17
Equity in loss of consolidated subsidiaries	(14,834)	(4,711)	(502)	—	20,047	—
Other income, net	—	—	912	82	—	994
(Loss) income before income taxes	(14,834)	(20,285)	4,233	245	20,047	(10,594)
Benefit (provision) for income taxes	—	5,451	(8,943)	(317)	—	(3,809)
Net loss	(14,834)	(14,834)	(4,710)	(72)	20,047	(14,403)
Noncontrolling interests	—	—	—	(431)	—	(431)
Net loss attributable to Delta Tucker Holdings, Inc.	$(14,834)	$(14,834)	$(4,710)	$(503)	$20,047	$(14,834)

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Comprehensive Loss Information
For the Three Months Ended March 25, 2016

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net loss	$(14,759)	$(14,759)	$(4,828)	$(360)	$20,134	$(14,572)
Other comprehensive income:
Currency translation adjustment	3	3	—	3	(6)	3
Other comprehensive income, before tax	3	3	—	3	(6)	3
Income tax expense related to items of other comprehensive income	(1)	(1)	—	(1)	2	(1)
Other comprehensive income	2	2	—	2	(4)	2
Comprehensive loss	(14,757)	(14,757)	(4,828)	(358)	20,130	(14,570)
Noncontrolling interests	—	—	—	(187)	—	(187)
Comprehensive loss attributable to Delta Tucker Holdings, Inc.	$(14,757)	$(14,757)	$(4,828)	$(545)	$20,130	$(14,757)

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Comprehensive (Loss) Income Information
For the Three Months Ended March 27, 2015

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net loss	$(14,834)	$(14,834)	$(4,710)	$(72)	$20,047	$(14,403)
Other comprehensive loss:
Currency translation adjustment	(113)	(113)	—	(113)	226	(113)
Other comprehensive loss, before tax	(113)	(113)	—	(113)	226	(113)
Income tax benefit related to items of other comprehensive loss	40	40	—	40	(80)	40
Other comprehensive loss	(73)	(73)	—	(73)	146	(73)
Comprehensive loss	(14,907)	(14,907)	(4,710)	(145)	20,193	(14,476)
Noncontrolling interests	—	—	—	(431)	—	(431)
Comprehensive loss attributable to Delta Tucker Holdings, Inc.	$(14,907)	$(14,907)	$(4,710)	$(576)	$20,193	$(14,907)

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Balance Sheet Information
March 25, 2016

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
	ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$57,491	$17,296	$—	$74,787
Restricted cash	—	—	721	—	—	721
Accounts receivable, net	—	—	390,613	2,649	(11,630)	381,632
Intercompany receivables	—	—	196,832	4,464	(201,296)	—
Prepaid expenses and other current assets	—	—	49,139	2,228	(394)	50,973
Assets held for sale			6,155			6,155
Total current assets	—	—	700,951	26,637	(213,320)	514,268
Property and equipment, net	—	—	14,632	1,056	—	15,688
Goodwill	—	—	9,694	32,399	—	42,093
Tradenames, net	—	—	28,536	—	—	28,536
Other intangibles, net	—	—	107,089	122	—	107,211
Investment in subsidiaries	—	630,287	54,497	—	(684,784)	—
Long-term deferred taxes	—	—	—	—	—	—
Other assets, net	—	—	12,820	2,936	—	15,756
Total assets	$—	$630,287	$928,219	$63,150	$(898,104)	$723,552

	LIABILITIES & EQUITY
Current liabilities:
Current portion of long-term debt	$—	$185,948	$—	$—	$—	$185,948
Accounts payable	—	—	87,054	1,962	(1,541)	87,475
Accrued payroll and employee costs	—	—	94,531	3,041	—	97,572
Intercompany payables	43,883	152,949	4,464	—	(201,296)	—
Deferred income taxes	—	—	(25)	25	—	—
Accrued liabilities	183,422	22,206	68,401	3,625	(193,889)	83,765
Liabilities held for sale	—	—	426	—	—	426
Income taxes payable	—	—	10,058	—	(16)	10,042
Total current liabilities	227,305	361,103	264,909	8,653	(396,742)	465,228
Long-term debt	—	452,605	—	—	—	452,605
Long-term deferred taxes	1,196	—	15,299	—	—	16,495
Other long-term liabilities	—	—	12,351	—	—	12,351
Noncontrolling interests	—	—	5,373	—	—	5,373
(Deficit) equity	(228,501)	(183,421)	630,287	54,497	(501,362)	(228,500)
Total liabilities and deficit	$—	$630,287	$928,219	$63,150	$(898,104)	$723,552

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Balance Sheet Information
December 31, 2015

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
	ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$95,365	$13,417	$—	$108,782
Restricted cash	—	—	721	—	—	721
Accounts receivable, net	—	—	389,773	11	(3,687)	386,097
Intercompany receivables	—	—	199,364	15,180	(214,544)	—
Prepaid expenses and other current assets	—	—	54,364	1,825	(506)	55,683
Assets held for sale	—	—	7,913	—	—	7,913
Total current assets	—	—	747,500	30,433	(218,737)	559,196
Long-term restricted cash	—	—	—	—	—	—
Property and equipment, net	—	—	14,617	1,077	—	15,694
Goodwill	—	—	9,694	32,399	—	42,093
Tradenames, net	—	—	28,536	—	—	28,536
Other intangibles, net	—	—	113,256	223	—	113,479
Investment in subsidiaries	—	650,005	55,460	—	(705,465)	—
Long-term deferred taxes	—	—	13,364	—	—	13,364
Other assets, net	—	—	10,616	1,711	—	12,327
Total assets	$—	$650,005	$993,043	$65,843	$(924,202)	$784,689

	LIABILITIES & EQUITY
Current liabilities:
Current portion of long-term debt	$—	$184,866	$—	$—	$—	$184,866
Accounts payable	—	—	85,374	6,138	(902)	90,610
Accrued payroll and employee costs	—	—	96,800	3,881	—	100,681
Intercompany payables	45,079	154,285	15,180	—	(214,544)	—
Deferred income taxes	—	—	27,310	24	—	27,334
Accrued liabilities	168,883	27,572	90,013	340	(172,090)	114,718
Liabilities held for sale	—	—	784	—	—	784
Income taxes payable	—	—	8,214	—	(84)	8,130
Total current liabilities	213,962	366,723	323,675	10,383	(387,620)	527,123
Long-term debt	—	452,165	—	—	—	452,165
Other long-term liabilities	—	—	13,571	—	—	13,571
Noncontrolling interests	—	—	5,792	—	—	5,792
(Deficit) Equity	(213,962)	(168,883)	650,005	55,460	(536,582)	(213,962)
Total liabilities and deficit	$—	$650,005	$993,043	$65,843	$(924,202)	$784,689

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Cash Flow Information
For the Three Months Ended March 25, 2016

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$1,759	$35,267	$(48,110)	$(19,056)	$(403)	$(30,543)
Cash flows from investing activities:
Purchase of property and equipment, net	—	—	(788)	(24)	—	(812)
Purchase of software	—	—	(1,261)	—	—	(1,261)
Contributions to equity method investees	—	—	(1,225)	—	—	(1,225)
Transfers from (to) affiliates	—	—	37,277	23,767	(61,044)	—
Net cash provided by (used in) investing activities	—	—	34,003	23,743	(61,044)	(3,298)
Cash flows from financing activities:
Equity contributions from affiliates to Cerberus	—	250	—	—	—	250
Payments of dividends to Parent	—	—	—	(808)	404	(404)
Transfers (to) from affiliates	(1,759)	(35,517)	(23,767)	—	61,043	—
Net cash used in financing activities	(1,759)	(35,267)	(23,767)	(808)	61,447	(154)
Net (decrease) increase in cash and cash equivalents	—	—	(37,874)	3,879	—	(33,995)
Cash and cash equivalents, beginning of period	—	—	95,365	13,417	—	108,782
Cash and cash equivalents, end of period	$—	$—	$57,491	$17,296	$—	$74,787

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Cash Flow Information
For The Three Months Ended March 27, 2015

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$1,571	$(2,592)	$(20,968)	$(11,473)	$(101)	$(33,563)
Cash flows from investing activities:
Purchase of property and equipment, net	—	—	(173)	—	—	(173)
Purchase of software	—	—	(417)	—	—	(417)
Return of capital from equity method investees	—	—	1,822	—	—	1,822
Contributions to equity method investees	—	—	(500)	—	—	(500)
Transfers (to) from affiliates	—	—	(1,021)	16,662	(15,641)	—
Net cash used in (provided by) investing activities	—	—	(289)	16,662	(15,641)	732
Cash flows from financing activities:
Borrowings on indebtedness	—	34,900	—	—	—	34,900
Payments on indebtedness	—	(34,900)	—	—	—	(34,900)
Payments under other financing arrangements	—	—	(1,023)	—	—	(1,023)
Payments of dividends to Parent	—	—	—	(404)	101	(303)
Transfers (to) from affiliates	(1,571)	2,592	(16,662)	—	15,641	—
Net cash (used in) provided by financing activities	(1,571)	2,592	(17,685)	(404)	15,742	(1,326)
Net (decrease) increase in cash and cash equivalents	—	—	(38,942)	4,785	—	(34,157)
Cash and cash equivalents, beginning of period	—	—	87,300	6,704	—	94,004
Cash and cash equivalents, end of period	$—	$—	$48,358	$11,489	$—	$59,847

Note 12 — Subsequent Events
We evaluated potential subsequent events occurring after the period end date through the date the financial statements were issued and concluded that there were no material subsequent events for the quarter ended March 25, 2016, except as disclosed below and within the Notes to the unaudited condensed consolidated financial statements.
INL Air Wing
As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 30, 2016 (the “2015 Annual Report”), the Company has been engaged in a recompete process related to the INL Air Wing contract. As stated in the 2015 Annual Report, in October 2015, the Company received notification of a new competitive range decision that reinstated the Company’s proposal back into the competitive range for the recompete regarding services after October 2016.
Most recently, the DoS notified the Company that they have closed discussions and have requested the Company’ final proposal by May 4, 2016, which the Company submitted on May 4, 2016. If the Company does not win the recompete on the INL Air Wing contract, it would adversely affect the Company’s operating results, financial performance and cash flows. In addition, if the failure to win the recompete for the INL Air Wing contract results in a “Material Adverse Effect” as defined in Amendment No. 5, then the lenders under the New Senior Credit Facility may not be required to fund their commitments under the Extended Revolving Credit Facility, or if such event occurs prior to the closing of the Exchange Offer, to fund the New Term Loan Facility.

Commencement of Exchange Offer and Consent Solicitation
On May 2, 2016, the Company issued a press release announcing the commencement of the Exchange Offer and Consent Solicitation with respect to the outstanding Senior Unsecured Notes as described in Note 1.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis of our unaudited condensed consolidated financial condition and results of operations should be read in conjunction with the Delta Tucker Holdings, Inc. unaudited condensed consolidated financial statements, and the notes thereto, and other data contained elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis should also be read in conjunction with our audited consolidated financial statements, and notes thereto, and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the year ended December 31, 2015. In addition, please see "Disclosure Regarding Forward-Looking Information" for a discussion of the risks, uncertainties and assumptions associated with these statements. References to "Delta Tucker Holdings", the "Company", "we", "our" or "us" refer to Delta Tucker Holdings, Inc. and its subsidiaries unless otherwise stated or indicated by context.

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
As previously disclosed in the 2015 Annual Report, the Company has been engaged in a recompete process related to the INL Air Wing contract. As stated in the 2015 Annual Report, in October 2015, the Company received notification of a new competitive range decision that reinstated the Company’s proposal back into the competitive range for the recompete regarding services after October 2016.
Most recently, the DoS notified the Company that they have closed discussions and have requested the Company’ final proposal by May 4, 2016, which the Company submitted on May 4, 2016. If the Company does not win the recompete on the INL Air Wing contract, it would adversely affect the Company’s operating results, financial performance and cash flows. In addition, if the failure to win the recompete for the INL Air Wing contract results in a “Material Adverse Effect” as defined in Amendment No. 5, then the lenders under the New Senior Credit Facility may not be required to fund their commitments under the Extended Revolving Credit Facility, or if such event occurs prior to the closing of the Exchange Offer, to fund the New Term Loan Facility.
DynLogistics
This segment provides best-value mission readiness to its customers through total support solutions including conventional and contingency logistics, operations and maintenance support, platform modification and upgrades, supply chain management and training, security and full spectrum intelligence mission support services. The LOGCAP IV and War Reserve Materiel II ("WRM II") contracts are the most significant contracts within this segment. Under the LOGCAP IV program which we perform under a single IDIQ contract, the U.S. Army contracts for us to perform selected services, operations and maintenance, engineering as well as construction and logistics predominately in the Middle East Theater to augment the U.S. Army, the U.S. Marine Corps and North Atlantic Treaty Organization ("NATO") forces and to release military units from combat service support missions or to fill the U.S. military resource shortfalls. Under the WRM II contract, the U.S. Air Force contracts the Company to perform, outload, and reconstitute the pre-positioned war reserve materiel in the U.S. Air Force Central Command Area of Responsibility as well as maintenance services on ground support equipment vehicles.
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

Current Operating Environment and Outlook
The following discussion is a supplement to and should be read in conjunction with the accompanying unaudited financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2015.
External Factors
While the timeline for Congressional resolution of the fiscal year 2017 national security funding bills remains unclear, the general parameters for topline spending were determined in the Bipartisan Budget Act of 2015 ("BBA"). The BBA allows for a return to growth in the defense base budget. In addition to topline growth, the President’s Budget Request ("PBR") for defense is focused on readiness with services focused on having a force that is trained, equipped and maintained at a level to meet the global strategic threat environment. Renewed budget stability, as well as the focus on Operations and Maintenance ("O&M") funded readiness activities, is welcomed in the defense services sector.
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
The defense services sector is predominately funded in the O&M accounts. For fiscal year 2016, the O&M accounts were funded at an enacted level of $244 billion with $197 billion for base budget activities and additional $47 billion in O&M for OCO related funding requirements. The O&M base budget appropriation is $2 billion higher than fiscal year 2015. This growth in the O&M request reflects DoD’s continued focus on readiness above all else. We also believe Congress is aware of the need to continue to focus on readiness and will continue to appropriate significant funds to bolster training, equipping and maintaining the force.
As with the overall DOD OCO appropriation, the $47 billion is below fiscal year 2015, but did not decline at the predicted rate and was $6 billion above the PR.  The addition of $6 billion in OCO O&M funding acknowledges the need to align resources with continued DoD readiness challenges and global turmoil.
Looking to fiscal year 2017, the DoD PR is $583 billion with $524 billion in the base budget and $59 billion in OCO. Defense leaders in Congress are concerned that the FY17 PR is insufficient to meet global threats without creating a base budget shortfall. We expect that attempts to add funds or reallocate resources to the FY17 defense bills will develop during the Congressional budget and appropriations process.
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

Notable Events for the three months ended March 25, 2016 and to date

•
In March 2016, DynLogistics was awarded the G4 Worldwide Logistics Support contract from the United States Army's Intelligence and Security Command to provide multi-disciplined engineering, facilities and logistical support. The contract has a one-year base period, with four one-year options and a total potential contract value of $320.5 million.

•
On April 30, 2016, the Company entered into the Support Agreement with holders of approximately 69% of our Senior Unsecured Notes, as further described in Notes 1 and 7 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

•
On April 30, 2016, the Company entered into Amendment No. 5, as further described in Notes 1 and 7 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

•
On April 30, 2016, DynCorp Funding LLC, a limited liability company managed by Cerberus, delivered to us the Cerberus Investment Commitment Letter to provide the $30 million Cerberus Investment for the Cerberus 3L Notes upon satisfaction of certain conditions, as further described in Notes 1 and 7 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

•
On May 2, 2016, the Company commenced the Exchange Offer and Consent Solicitation, as further described in Notes 1 and 12 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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
Our historical contract mix by type, as a percentage of revenue, is indicated in the table below.

	Three Months Ended
	March 25, 2016	March 27, 2015
Fixed-Price	46%	39%
Time-and-Materials	4%	13%
Cost-Reimbursement	50%	48%
Total	100%	100%
Cost-reimbursement type contracts typically perform at lower margins than other contract types but carry lower risk of loss. We anticipate cost-reimbursement and fixed-price type contracts will continue to represent a majority of our business for calendar year 2016.
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

The following table sets forth our approximate backlog as of the dates indicated:

	As Of
(Amounts in millions)	March 25, 2016	December 31, 2015
Funded backlog	$1,217	$1,183
Unfunded backlog	1,606	1,859
Total	$2,823	$3,042
The decrease in backlog as of March 25, 2016 was primarily due to revenue outpacing orders as potential contract wins continue to be pushed to subsequent periods.

Results of Operations

Consolidated Three Months Ended March 25, 2016 compared to the Three Months Ended March 27, 2015
The following tables set forth our unaudited consolidated results of operations, both in dollars and as a percentage of revenue, for the three months ended March 25, 2016 and March 27, 2015:

	Three Months Ended
(Amounts in thousands)	March 25, 2016		March 27, 2015
Revenue	$419,990	100.0%	$467,022	100.0%
Cost of services	(372,498)	(88.7)	(424,158)	(90.8)
Selling, general and administrative expenses	(34,090)	(8.1)	(31,223)	(6.7)
Depreciation and amortization expense	(8,291)	(2.0)	(7,259)	(1.6)
Earnings from equity method investees	367	0.1	68	—
Operating income	5,478	1.3	4,450	0.9
Interest expense	(15,968)	(3.8)	(16,055)	(3.4)
Interest income	60	—	17	—
Other income, net	352	0.1	994	0.2
Loss before income taxes	(10,078)	(2.4)	(10,594)	(2.3)
Provision for income taxes	(4,494)	(1.1)	(3,809)	(0.8)
Net loss	(14,572)	(3.5)	(14,403)	(3.1)
Noncontrolling interests	(187)	—	(431)	(0.1)
Net loss attributable to Delta Tucker Holdings, Inc.	$(14,759)	(3.5)	$(14,834)	(3.2)
Revenue — Revenue for the three months ended March 25, 2016 was approximately $420.0 million, a decrease of $47.0 million, or 10.1%, compared to approximately $467.0 million for the three months ended March 27, 2015. The decrease was primarily as a result of reductions in manning, materials and other direct costs under the Afghan Area of Responsibility ("AOR") task order and completion of the Kuwait task orders under the LOGCAP IV program, lower content on the INL Air Wing and T-6 COMBS programs, partially offset by new contracts wins in our DynAviation and DynLogistics segments. See further discussion of our revenue results in the "Results by Segment" section below.
Cost of services — Cost of services are comprised of direct labor, direct material, overhead, subcontractors, travel, supplies and other miscellaneous costs. Cost of services for the three months ended March 25, 2016 was approximately $372.5 million, a decrease of $51.7 million, or 12.2%, compared to the three months ended March 27, 2015. The decrease in Cost of services was primarily driven by a reduction in demand for services, consistent with the decline in revenue, as discussed above. As a percentage of revenue, Cost of services improved to 88.7% for the three months ended March 25, 2016 compared to 90.8% for the three months ended March 27, 2015. See further discussion of the impact of program margins in the "Results by Segment" section below.
Selling, general and administrative expenses ("SG&A") — SG&A primarily relates to functions such as management, legal, financial accounting, contracts and administration, human resources, management information systems, purchasing, and business development. SG&A increased by $2.9 million, or 9.2%, to approximately $34.1 million during the three months ended March 25, 2016 primarily as a result of costs of our Global Advisory Group (as defined in the 2015 Annual Report). Global Advisory Group cost for the three months ended March 25, 2016 was approximately $4.9 million. We did not incur Global Advisory Group cost during the three months ended March 27, 2015, as our relationship with the Global Advisory Group commenced during the three months ended September 25, 2015. SG&A as a percentage of revenue increased to 8.1% for the three months ended March 25, 2016 compared to 6.7% for the three months ended March 27, 2015 as a result of the increase in SG&A discussed above.
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
Interest expense — Interest expense for the three months ended March 25, 2016 was approximately $16.0 million, which remained consistent compared to the three months ended March 27, 2015.
Other income, net — Other income, net consists primarily of our share of earnings from Babcock DynCorp Limited ("Babcock"), sublease income, as well as gains/losses from foreign currency and asset sales. Other income, net during the three months ended

March 25, 2016 was approximately $0.4 million, a decrease of $0.6 million, or (64.6)% when compared to the three months ended March 27, 2015.
Income taxes — Our effective tax rate consists of federal and state statutory rates, certain permanent differences and discreet items. The effective tax rate for the three months ended March 25, 2016 was (44.6)%, as compared to (35.9)% for the three months ended March 27, 2015, a change primarily driven by an adjustment to the valuation allowance.

Results by Segment – Three Months Ended March 25, 2016 Compared to Three Months Ended March 27, 2015
The following tables set forth the revenue, both in dollars and as a percentage of our consolidated revenue, operating income (loss) and operating margin for our operating segments for the three months ended March 25, 2016 and March 27, 2015. The following amounts agree to our segment disclosures. See Note 9 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion.

	Three Months Ended
	March 25, 2016		March 27, 2015
(Amounts in thousands)	Revenue	% of Total Revenue	Revenue	% of Total Revenue
DynAviation	$288,510	68.7%	$309,905	66.4%
DynLogistics	131,189	31.2	156,400	33.4
Headquarters (1)	291	0.1	717	0.2
Consolidated revenue	$419,990	100.0	$467,022	100.0

	Operating Income (Loss)	Profit Margin	Operating Income (Loss)	Profit Margin
DynAviation	$10,699	3.7%	$4,598	1.5%
DynLogistics	9,956	7.6	7,709	4.9
Headquarters (2)	(15,177)		(7,857)
Consolidated operating income	$5,478		$4,450

(1)	Represents revenue earned on shared service arrangements for general and administrative services provided to unconsolidated joint ventures and elimination of intercompany items between segments.

(2)
Headquarters operating loss primarily relates to amortization of intangible assets and other costs that are not allocated to segments and are not billable to our U.S. government customers, partially offset by equity method investee income.

DynAviation
Revenue of approximately $288.5 million decreased $21.4 million, or 6.9%, for the three months ended March 25, 2016 compared to the three months ended March 27, 2015 primarily as a result of lower content on the INL Air Wing and T-6 COMBS programs and the completion of certain task orders under the CFT program. The decrease in revenue was partially offset by new business from Naval Aviation Warfighting Development Center ("NAWDC") and Saudi Arabian National Guard ("SANG") contracts.
Operating income of approximately $10.7 million increased $6.1 million, or 132.7%, for the three months ended March 25, 2016 compared to $4.6 million for the three months ended March 27, 2015. The increase in operating income is primarily a result of continued awards of incentive fees on a U.S. Navy contract and the addition of higher margin contract option years during the three months ended March 25, 2016. Operating income for the three months ended March 27, 2015 was impacted by the incorporation of a forward contract loss accrual on a new program.
DynLogistics
Revenue of approximately $131.2 million decreased $25.2 million, or 16.1%, for the three months ended March 25, 2016 compared to the three months ended March 27, 2015 primarily as a result of reductions in manning, materials and other direct costs under the Afghan Area of Responsibility ("AOR") task order and completion of the Kuwait task orders under the LOGCAP IV program, de-scoping on the Philippines Operations Support ("POS") contract and the completion of certain other contracts. This decline was partially offset by the new Afghanistan Life Support Services ("ALiSS") contract and task orders under the Afghanistan Ministry of Defense and U.S. Army Contracting Command. We expect our revenue for the DynLogistics segment to continue to hold in line with our first quarter revenue for the remainder of 2016 despite the decline in the efforts in Afghanistan and with the continued near term pressure on U.S. defense budgets.

Operating income of approximately $10.0 million increased $2.2 million, or 29.1%, for the three months ended March 25, 2016 compared to $7.7 million for the three months ended March 27, 2015 primarily as a result of the definitization of fee on certain legacy programs and the resolution of a contingent liability, partially offset by the decline in revenue discussed above.

Liquidity and Capital Resources
Cash generated by operations and borrowings available under our Senior Secured Credit Facility ("Senior Credit Facility") are our primary sources of short-term liquidity. See Note 7 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion of our Senior Credit Facility.
Subject to our ability to extend or refinance the Revolver as part of the New Senior Credit Facility, which is conditioned on the consummation of the Exchange Offer and the other Refinancing Transactions, we believe our cash flow from operations and our available borrowings will be adequate to meet our liquidity needs for the next twelve months. However, our cash flow from operations is heavily dependent upon billing and collection of our accounts receivable and access to our Revolver for the next twelve months is dependent upon (1) our meeting financial and non-financial covenants and (2) extending the maturity of the Revolver through the New Senior Credit Facility or otherwise refinancing the Senior Credit Facility, including such Revolver debt, prior to its scheduled maturity in July 2016 and extending the Senior Credit Facility Waiver beyond June 30, 2016.
As further described in Note 7 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, the independent registered public accounting firm that audited our financial statements for the year ended December 31, 2015 included an explanatory paragraph in its audit report regarding our ability to continue as a going concern. Pursuant to Amendment No. 5, required lenders under the Senior Credit Facility agreed to the Senior Credit Facility Waiver, which waives the requirement to comply with the covenant under the Senior Credit Facility that the Company’s annual financial statements include a report from its independent registered public accounting firm without a qualification as to the Company’s ability to continue as a going concern until the earlier of the effectiveness of the New Senior Credit Facility (at which time the waiver of this requirement for the fiscal year ended December 31, 2015 would become permanent) and June 30, 2016. During the effectiveness of the Senior Credit Facility Waiver, unless the effectiveness of the New Senior Credit Facility has occurred, the aggregate amount of outstanding revolving loans and letters of credit may not exceed 50% of the aggregate revolving credit commitments under the Senior Credit Facility. In addition, during the waiver period, any proceeds of revolving loans may only be used for working capital purposes and in the ordinary course of business for other general corporate purposes. The Company may not use the proceeds of revolving loans for dividends, prepayments of any junior debt or acquisition financing.
Upon the satisfaction of certain conditions, including consummation of the Exchange Offer and the other Refinancing Transactions, the New Senior Credit Facility will become effective, and the Senior Credit Facility Waiver will become permanent. If the New Senior Credit Facility does not become effective and we do not otherwise obtain approval from the lenders under the Senior Credit Facility to extend the Senior Credit Facility Waiver, we will be in default under the Senior Credit Facility on July 1, 2016 and would not have the benefit of any cure period. Default under the Senior Credit Facility could allow our lenders to declare all amounts outstanding under the Senior Credit Facility to be immediately due and payable.
Availability under the class B revolving facility during the two years immediately after the effectiveness of the New Senior Credit Facility will be subject to a condition that, if, at the time of a request for revolving loans or an issuance of a letter of credit, the aggregate principal amount of revolving loans plus the face amount of outstanding letters of credit exceeds 50% of the aggregate amount of class B revolving facility commitments at such time, the aggregate amount of unrestricted cash and cash equivalents of DynCorp International Inc. and its subsidiaries (giving pro forma effect to requested revolving loans and any application of proceeds thereof or other cash on hand) may not exceed $60 million.
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
Management believes Days Sales Outstanding ("DSO") is an appropriate way to measure our billing and collections effectiveness. DSO measures the efficiency in collecting our receivables as of the period end date and is calculated based on average daily revenue for the most recent quarter and accounts receivable, net of customer advances, as of the balance sheet date. DSO increased to 74 days as of March 25, 2016 from 73 days as of December 31, 2015, primarily due to timing of payment cycles in relation to our quarter close on March 25, 2016.

We will continue to focus on working capital management and growth in our business as we approach the maturity of our Senior Credit Facility on July 7, 2016 (before giving effect to the New Senior Credit Facility and the other Refinancing Transactions). We expect cash to continue to be impacted by operational working capital needs and interest payments on our indebtedness.

Cash Flow Analysis

	Three Months Ended
(Amounts in thousands)	March 25, 2016	March 27, 2015
Net cash used in operating activities	$(30,543)	$(33,563)
Net cash (used in) provided by investing activities	(3,298)	732
Net cash used in financing activities	(154)	(1,326)
Cash Flows
Cash used in operating activities during the three months ended March 25, 2016 was approximately $30.5 million compared to approximately $33.6 million during the three months ended March 27, 2015. Cash used in operating activities during the three months ended March 25, 2016 was primarily due to a reduction in accrued liabilities related to interest payments and our net loss. Cash used in operating activities during the three months ended March 27, 2015 was primarily due to a reduction in accrued liabilities related to interest payments, an increase in DSO and our net loss.
Cash used in investing activities during the three months ended March 25, 2016 was approximately $3.3 million compared to cash provided by investing activities of approximately $0.7 million during the three months ended March 27, 2015. Cash used in investing activities during the three months ended March 25, 2016 was primarily due to purchases of capital assets and contributions to GLS. Cash provided by investing activities during the three months ended March 27, 2015 was primarily due a return of capital from Babcock, partially offset by a contribution to GLS.
Cash used in financing activities during the three months March 25, 2016 was approximately $0.2 million compared to approximately $1.3 million during the three months ended March 27, 2015. Cash used in financing activities during the three months ended March 25, 2016 was due to payments of dividends to noncontrolling interests and a contribution provided by Cerberus. Cash used in financing activities during the three months ended March 27, 2015 was primarily the result of payments related to financed insurance.

Financing
In connection with the Merger on July 7, 2010, substantially all of DynCorp International Inc.'s debt outstanding as of April 2, 2010 was repaid and replaced with new debt described below. Due to principal prepayments made on our Term Loan in 2011, we have satisfied our responsibility to make quarterly principal payments through July 7, 2016.
The Senior Credit Facility is secured by substantially all of our assets and is guaranteed by substantially all of our subsidiaries. As of March 25, 2016, the Senior Credit Facility provided for a $187.3 million term loan facility ("Term Loan") and a $144.8 million revolving credit facility (the "Revolver"), which includes a $100.0 million letter of credit subfacility. As of March 25, 2016 and December 31, 2015, the available borrowing capacity under the Senior Credit Facility was approximately $102.2 million and $102.2 million, respectively, which allows for up to $42.6 million and $42.6 million, respectively, in additional letters of credit. Giving effect to the Senior Credit Facility Waiver described below, available borrowing capacity under the Senior Credit Facility as of the date of this report (taking into account the existing $42.6 million in issued letters of credit) would be approximately $29.8 million. The maturity date on the Term Loan and Revolver is July 7, 2016 (before giving effect to the New Senior Credit Facility and the other Refinancing Transactions). Amounts borrowed under our Revolver are used to fund operations. Refer to Note 7 for further discussion of the Senior Credit Facility.
Pursuant to the terms of the New Senior Credit Facility, among other things, the maturity of certain of the revolving credit commitments shall be extended into the Extended Revolving Credit Facility and certain lenders will provide the New Term Loan Facility, the proceeds of which will be used to repay the existing term loans under the Senior Credit Facility in full.
Upon its effectiveness upon the closing of the Exchange Offer and the other Refinancing Transactions, the New Senior Credit Facility will consist of:

•	a $207.3 million New Term Loan Facility;

•	a $24.8 million class A revolving facility, with commitments to terminate on July 7, 2016, as more fully described below;

•
a $107.3 million Extended Revolving Credit Facility, a class B revolving facility which provides that each revolving lender’s class B revolving facility commitment shall be reduced by 20% on June 24, 2016 (or if the effective date of the New Senior Credit Facility occurs after June 24, 2016, on the effective date of the New Senior Credit Facility), unless such lender declines such reduction; and

•
up to $15.0 million in incremental revolving facilities provided by and at the discretion of certain non-debt fund affiliates that are controlled by Cerberus, which shall rank pari passu with, and be on the same terms as, the class B revolving facility.

Upon closing of the Exchange Offer and the other Refinancing Transactions, the term loans under the New Senior Credit Facility will be subject to a fee in the amount of 700 basis points, which fee will be reflected as original issue discount in the balance of the New Term Loan Facility, and each of the lenders holding class B revolving facility commitments on the effective date of the New Senior Credit Facility will be paid an upfront fee equal to 2.00% of the class B revolving facility commitment held by such lender. Availability under the class B revolving facility during the two years immediately after the effectiveness of the New Senior Credit Facility will be subject to a condition that, if, at the time of a request for revolving loans or an issuance of a letter of credit, the aggregate principal amount of revolving loans plus the face amount of outstanding letters of credit exceeds 50% of the aggregate amount of class B revolving facility commitments at such time, the aggregate amount of unrestricted cash and cash equivalents of DynCorp International Inc. and its subsidiaries (giving pro forma effect to requested revolving loans and any application of proceeds thereof or other cash on hand) may not exceed $60 million.
We incur quarterly interest payments on both the Term Loan and the Revolver comprised of (i) interest for Term Loan and Revolver borrowings, (ii) letter of credit commitments and (iii) unused commitment fees. See Note 7 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information related to the Senior Credit Facility and New Senior Credit Facility.
The Senior Unsecured Notes carry $455.0 million of principal with a 10.375% interest rate. The Senior Unsecured Notes mature on July 1, 2017. The interest payments are payable semi-annually on January 1st and July 1st.
On April 30, 2016, the Company entered into the Support Agreement with holders of approximately 69% of our Senior Unsecured Notes. The Support Agreement was entered into in connection with our (1) Exchange Offer for any and all of our outstanding $455,000,000 principal amount of Senior Unsecured Notes for $45,000,000 cash and up to $410,000,000 principal amount of the New Notes, newly issued 11.875% Senior Secured Second Lien Notes due 2020 of DynCorp International Inc. and (2) Consent Solicitation from holders of Senior Unsecured Notes to the proposed amendments to the indenture governing the Senior Unsecured Notes. If the Exchange Offer is consummated, interest on the New Notes will accrue at the rate of 11.875% per annum, comprised of 10.375% per annum in cash and 1.500% per annum payable in kind (“PIK”).
The consummation of each of the elements of the Refinancing Transactions is a condition to the Exchange Offer and vice versa. In addition, the Exchange Offer is conditioned upon, among other things, the valid tender and acceptance by DynCorp International Inc. of at least the Minimum Condition, $409.5 million (or 90%) aggregate principal amount of Senior Unsecured Notes in the Exchange Offer.
See Note 7 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information related to the Exchange Offer, Consent Solicitation and the other Refinancing Transactions.
We or our affiliates may, from time to time, purchase our Senior Unsecured Notes. Any such future purchases may be made through open market or privately negotiated transactions with third parties or pursuant to one or more tender or exchange offers or otherwise, upon such terms and at such prices as we or any such affiliates may determine.
The weighted-average interest rate as of March 25, 2016 for our debt was 9.2%, excluding the impact of deferred financing fees. There were no interest rate hedges in place during the three months ended March 25, 2016.
In connection with the Refinancing Transactions, on April 30, 2016, DynCorp Funding LLC, a limited liability company managed by Cerberus, delivered to us the Cerberus Investment Commitment Letter to provide $30 million of the Cerberus 3L Notes upon satisfaction of certain conditions, including consummation of the Exchange Offer. We expect that the proceeds of the Cerberus 3L Notes will be used by DynCorp International Inc. solely to pay fees and expenses (including out-of-pocket expenses) in support of or related to the Company’s Global Advisory Group until the date that is two years after the funding of the Cerberus 3L Notes and, thereafter, for working capital and general corporate purposes.
Debt Covenants and Other Matters
The Senior Credit Facility contains, and the New Senior Credit Facility upon closing of the Exchange Offer and the other Refinancing Transactions will contain, financial, as well as non-financial, affirmative and negative covenants. These covenants can, among other things, limit our ability to:

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
The maximum total leverage ratios under the Senior Credit Facility are set forth below as follows:

Period Ending	Total Leverage Ratio
March 25, 2016	7.60 to 1.0
June 24, 2016	6.90 to 1.0
June 25, 2016 and thereafter	6.60 to 1.0
The interest coverage ratio is the ratio of Consolidated EBITDA to Consolidated Interest Expense, as defined in the Senior Credit Facility. The minimum interest coverage ratios under the Senior Credit Facility are set forth below as follows:

Period Ending	Interest Coverage Ratio
March 25, 2016	1.15 to 1.0
June 24, 2016	1.20 to 1.0
June 25, 2016 and thereafter	1.30 to 1.0
After the effectiveness of the New Senior Credit Facility upon closing of the Exchange Offer and the other Refinancing Transactions, the covenants in the New Senior Credit Facility will be more restrictive than the covenants in the Senior Credit Facility.
The New Senior Credit Facility will also require, solely for the benefit of the lenders under the Extended Revolving Credit Facility, for us to maintain minimum liquidity (based on availability of revolving credit commitments under the New Senior Credit Facility plus unrestricted cash and cash equivalents) as of the end of each fiscal quarter of not less than $60 million through the fiscal quarter ending December 31, 2017, and of not less than $50 million thereafter.
In addition, the New Senior Credit Facility contains two other financial maintenance covenants, a maximum total leverage ratio and a minimum interest coverage ratio. After the effectiveness of the New Senior Credit Facility upon closing of the Exchange Offer and the other Refinancing Transactions, the total leverage ratio will be the Consolidated Total Debt, as defined in Amendment No. 5 (which definition excludes debt under the Cerberus 3L Notes), less unrestricted cash and cash equivalents (up to $75.0 million) to Consolidated EBITDA, as defined in Amendment No. 5, for the applicable period.
The maximum total leverage ratios under the New Senior Credit Facility are set forth below as follows:

Period Ending	Total Leverage Ratio
March 25, 2016	7.60 to 1.0
June 24, 2016	7.40 to 1.0
September 30, 2016	7.50 to 1.0
December 31, 2016	7.40 to 1.0
March 31, 2017	7.30 to 1.0
June 30, 2017	6.75 to 1.0
September 29, 2017	6.50 to 1.0
December 31, 2017	5.75 to 1.0
March 30, 2018	5.75 to 1.0
June 29, 2018	5.50 to 1.0
September 28, 2018	5.40 to 1.0
September 29, 2018 and thereafter	4.75 to 1.0
After the effectiveness of the New Senior Credit Facility upon closing of the Exchange Offer and the other Refinancing Transactions, the interest coverage ratio will be the ratio of Consolidated EBITDA to Consolidated Interest Expense, as defined in Amendment No. 5 (which provides that interest expense with respect to the Cerberus 3L Notes is excluded). The interest coverage ratios under the New Senior Credit Facility are set forth below as follows:

Period Ending	Interest Coverage Ratio
March 25, 2016	1.15 to 1.0
June 24, 2016	1.15 to 1.0
September 30, 2016	1.15 to 1.0
December 31, 2016	1.15 to 1.0
March 31, 2017	1.20 to 1.0
June 30, 2017	1.20 to 1.0
September 29, 2017	1.30 to 1.0
December 31, 2017	1.40 to 1.0
March 30, 2018	1.50 to 1.0
June 29, 2018	1.60 to 1.0
June 30, 2018 and thereafter	1.70 to 1.0
The Senior Unsecured Notes contain various covenants that restrict our ability to:

•	incur additional indebtedness;

•	make certain payments, including declaring or paying certain dividends;

•	purchase or retire certain equity interests;

•	retire subordinated indebtedness;

•	make certain investments;

•	sell assets;

•	engage in certain transactions with affiliates;

•	create liens on assets;

•	make acquisitions; and

•	engage in mergers or consolidations.
The aforementioned restrictions are considered to be in place unless we achieve investment grade ratings by both Moody’s Investor Services and Standard and Poor’s. An event of default under the Senior Credit Facility based on a failure to pay the principal due at the scheduled maturity or upon acceleration would also cause an event of default under the Senior Unsecured Notes.
We expect that the Cerberus 3L Notes will include covenants consistent with the covenants set forth in the New Notes; provided that each “basket” or “cushion” set forth in the covenants shall be at least 25% less restrictive than the corresponding provision set forth in the New Notes.

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
As of March 25, 2016 and December 31, 2015, we were in compliance with our financial maintenance covenants.

Non-GAAP Measures
We define EBITDA as Generally Accepted Accounting Principles ("GAAP") net loss attributable to Delta Tucker Holdings, Inc. adjusted for interest expense, taxes and depreciation and amortization. Adjusted EBITDA is calculated by adjusting EBITDA for the items described in the table below. We use EBITDA and Adjusted EBITDA as supplemental measures in the evaluation of our business and believe that EBITDA and Adjusted EBITDA provide a meaningful measure of operational performance on a consolidated basis because it eliminates the effects of period to period changes in taxes, costs associated with capital investments and interest expense and is consistent with one of the measures we use to evaluate management’s performance for incentive compensation. In addition, Adjusted EBITDA as presented in the table below corresponds to the definition of Consolidated EBITDA used in the Senior Credit Facility (prior to the effectiveness of the New Senior Credit Facility) and/or the definition of EBITDA used in the Indenture governing the Senior Unsecured Notes to test the permissibility of certain types of transactions, including debt incurrence, with the exception of the adjustment below for Global Advisory Group expenses which will be included in the New Senior Credit Facility after its effectiveness upon the consummation of the Exchange Offer and the other Refinancing Transactions. Neither EBITDA nor Adjusted EBITDA is a financial measure calculated in accordance with GAAP. Accordingly, they should not be considered in isolation or as substitutes for net income attributable to Delta Tucker Holdings, Inc. or other financial measures prepared in accordance with GAAP.
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

The following table provides a reconciliation of net loss attributable to Delta Tucker Holdings, Inc. and EBITDA and Adjusted EBITDA for the periods included below:

Delta Tucker Holdings, Inc. Unaudited Adjusted EBITDA

	Three Months Ended
(Amounts in thousands)	March 25, 2016	March 27, 2015
Net loss attributable to Delta Tucker Holdings, Inc.	$(14,759)	$(14,834)
Provision for income taxes	4,494	3,809
Interest expense, net of interest income	15,908	16,038
Depreciation and amortization (1)	8,516	7,798
EBITDA	14,159	12,811
Non-recurring or unusual gains or losses or income or expenses (2)	540	2,209
Employee share based compensation, severance, relocation and retention expense (3)	394	1,677
Cerberus fees (4)	909	760
Global Advisory Group expenses (5)	4,851	—
Other (6)	(359)	(224)
Adjusted EBITDA (7)	$20,494	$17,233

(1)	Includes certain depreciation and amortization amounts which are classified as Cost of services in our unaudited condensed consolidated statements of operations.

(2)	Includes certain unusual income and expense items, as defined in the Indenture and Senior Credit Facility.

(3)	Includes post-employment benefit expense related to severance in accordance with ASC 712 - Compensation, relocation expenses, retention expense and share based compensation expense.

(4)	Includes Cerberus Operations and Advisory Company expenses, net of recovery.

(5)
Upon completion of the proposed Refinancing Transactions, we will be able to add back up to a total of $30 million of Global Advisory Group cost to Adjusted EBITDA incurred during the years ending December 31, 2016 and December 31, 2017, including $4.9 million of Global Advisory Group cost incurred during the quarter ended March 25, 2016.

(6)	Includes changes due to fluctuations in foreign exchange rates, earnings from affiliates not received in cash, costs incurred pursuant to ASC 805 - Business Combination and other immaterial items.

(7)	Adjusted EBITDA for the quarter ended March 25, 2016 would be $15.6 million without adjustment for Global Advisory Group expenses.

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
For a discussion of our critical accounting policies and estimates please refer to "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and the notes to the Delta Tucker Holdings, Inc. consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Any material changes to our accounting policies and estimates, from those described in our Annual Report on Form 10-K for the year ended December 31, 2015 are further discussed in Note 1.
Accounting Developments
The information regarding recent accounting pronouncements is included in Note 1.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There has been no significant change in our exposure to market risk during the three months ended March 25, 2016. For discussion of our exposure to market risk, refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 4. CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures - We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the specified time periods and accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Inherent Limitations of Internal Controls - Our management, including the Company's Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

ITEM 1A. RISK FACTORS.
There have been no material changes in the risk factors from those described in "Risk Factors" disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5. OTHER INFORMATION.
None.

ITEM 6. EXHIBITS.
The following exhibits are filed as part of, or incorporated by reference into, the Quarterly Report on Form 10-Q.

Exhibit No.	Description

10.1*
Amendment No. 5 and Waiver, dated as of April 30, 2016, to the Credit Agreement, dated as of July 7, 2010, among DynCorp International Inc., Delta Tucker Holdings, Inc., the other Guarantors party thereto, the several banks and other financial institutions or entities from time to time parties thereto and Bank of America, N.A., as administrative agent and collateral agent.

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

Date:	May 9, 2016	DELTA TUCKER HOLDINGS, INC.

/s/ William T. Kansky
William T. Kansky
Senior Vice President and Chief Financial Officer