Form 10-Q
period 2016-06-24
Delta Tucker Holdings, Inc.
filed 2016-08-05
CIK 1514226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 24, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☑
As of August 5, 2016, the registrant had 100 shares of its Class A common stock outstanding.

Delta Tucker Holdings, Inc.

Disclosure Regarding Forward-Looking Information
This Quarterly Report on Form 10-Q contains various forward-looking statements regarding future events and our future results that are subject to the safe harbors created by the Private Securities Litigation Reform Act of 1995 under the Securities Act of 1933 (the "Securities Act") and the Securities Exchange Act of 1934 (the "Exchange Act"). Without limiting the foregoing, the words "believes," "thinks," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. Forward-looking statements involve risks and uncertainties. Statements regarding the amount of our backlog and estimated total contract values are other examples of forward-looking statements. We caution that these statements are further qualified by important economic, competitive, governmental, international and technological factors that could cause our business, strategy, projections or actual results or events to differ materially, or otherwise, from those in the forward-looking statements. These factors, risks and uncertainties include, among others, the following:

•	our substantial level of indebtedness, our ability to refinance or amend the terms of that indebtedness, and changes in availability of capital and cost of capital;

•	the ability to refinance with subordinated indebtedness, or pay with proceeds of new equity or capital contributions the 10.375% Senior Notes due 2017 (the "Senior Unsecured Notes") by May 8, 2017;

•	the future impact of mergers, acquisitions, divestitures, joint ventures or teaming agreements;

•	the outcome of any material litigation, government investigation, audit or other regulatory matters;

•	restatement of our financial statements causing credit ratings to be downgraded or covenant violations under our debt agreements;

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

•
statements covering our business strategy, those described in "Item 1A. Risk Factors" in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission ("SEC") on March 30, 2016 and in this Quarterly Report on Form 10-Q and other risks detailed from time to time in our reports filed with SEC.

Accordingly, such forward-looking statements do not purport to be predictions of future events or circumstances and therefore, there can be no assurance that any forward-looking statements contained herein will prove to be accurate. We assume no obligation to update the forward-looking statements.

Calendar Year
We report the results of our operations using a basis where each quarterly period ends on the last Friday of the calendar quarter, except for the fourth quarter of the fiscal year, which ends on December 31. Included in this Quarterly Report are our unaudited condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 24, 2016 and June 26, 2015, the related statements of deficit and cash flows for the six months ended June 24, 2016 and June 26, 2015 and the unaudited condensed consolidated balance sheets as of June 24, 2016 and December 31, 2015.

PART I. FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS.

Delta Tucker Holdings, Inc.
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
(Amounts in thousands)	June 24, 2016	June 26, 2015	June 24, 2016	June 26, 2015
Revenue	$450,967	$490,170	$870,957	$957,192
Cost of services	(410,361)	(439,193)	(782,859)	(863,351)
Selling, general and administrative expenses	(36,959)	(41,461)	(71,048)	(72,683)
Depreciation and amortization expense	(8,911)	(9,288)	(17,203)	(16,548)
Earnings from equity method investees	335	56	702	125
Impairment of goodwill, intangibles and long lived assets	—	(86,795)	—	(86,795)
Operating (loss) income	(4,929)	(86,511)	549	(82,060)
Interest expense	(17,460)	(17,172)	(33,427)	(33,228)
Loss on early extinguishment of debt	(328)	—	(328)	—
Interest income	22	25	82	42
Other income, net	4,611	608	4,963	1,602
Loss before income taxes	(18,084)	(103,050)	(28,161)	(113,644)
(Provision) benefit for income taxes	(6,729)	13,293	(11,224)	9,485
Net loss	(24,813)	(89,757)	(39,385)	(104,159)
Noncontrolling interests	(308)	(298)	(496)	(729)
Net loss attributable to Delta Tucker Holdings, Inc.	$(25,121)	$(90,055)	$(39,881)	$(104,888)
See notes to unaudited condensed consolidated financial statements

Delta Tucker Holdings, Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Loss

	Three Months Ended		Six Months Ended
(Amounts in thousands)	June 24, 2016	June 26, 2015	June 24, 2016	June 26, 2015
Net loss	$(24,813)	$(89,757)	$(39,385)	$(104,159)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(1)	11	2	(101)
Other comprehensive income (loss), before tax	(1)	11	2	(101)
Income tax (expense) benefit related to items of other comprehensive loss	—	(4)	(1)	36
Other comprehensive income (loss)	(1)	7	1	(65)
Comprehensive loss	(24,814)	(89,750)	(39,384)	(104,224)
Comprehensive loss attributable to noncontrolling interests	(308)	(298)	(496)	(729)
Comprehensive loss attributable to Delta Tucker Holdings, Inc.	$(25,122)	$(90,048)	$(39,880)	$(104,953)

See notes to unaudited condensed consolidated financial statements

Delta Tucker Holdings, Inc.
Unaudited Condensed Consolidated Balance Sheets

	As Of
(Amounts in thousands, except share data)	June 24, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$96,264	$108,782
Restricted cash	20,963	721
Accounts receivable, net of allowances of $17,535 and $16,283 respectively	329,785	386,097
Prepaid expenses and other current assets	55,325	55,683
Assets held for sale	—	7,913
Total current assets	502,337	559,196
Property and equipment, net	15,787	15,694
Goodwill	42,093	42,093
Tradenames, net	28,536	28,536
Other intangibles, net	99,706	113,479
Long-term deferred taxes	—	13,364
Other assets, net	16,319	12,327
Total assets	$704,778	$784,689
LIABILITIES
Current liabilities:
Current portion of long-term debt	$60,001	$184,866
Accounts payable	83,216	90,610
Accrued payroll and employee costs	92,416	100,681
Deferred income taxes	—	27,334
Accrued liabilities	107,529	114,718
Liabilities held for sale	—	784
Income taxes payable	14,002	8,130
Total current liabilities	357,164	527,123
Long-term debt	566,137	452,165
Long-term deferred taxes	16,964	—
Other long-term liabilities	12,488	13,571
Total liabilities	952,753	992,859
DEFICIT
Common stock, $0.01 par value – 1,000 shares authorized and 100 shares issued and outstanding at June 24, 2016 and December 31, 2015, respectively	—	—
Additional paid-in capital	554,751	554,379
Accumulated deficit	(807,862)	(767,981)
Accumulated other comprehensive loss	(359)	(360)
Total deficit attributable to Delta Tucker Holdings, Inc.	(253,470)	(213,962)
Noncontrolling interests	5,495	5,792
Total deficit	(247,975)	(208,170)
Total liabilities and deficit	$704,778	$784,689
See notes to unaudited condensed consolidated financial statements

Delta Tucker Holdings, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended
(Amounts in thousands)	June 24, 2016	June 26, 2015
Cash flows from operating activities
Net loss	$(39,385)	$(104,159)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	17,677	18,148
Loss on early extinguishment of debt	328	—
Amortization of deferred loan costs and original issue discount	3,123	3,169
Impairment of goodwill, intangibles and long-lived assets	—	86,795
Earnings from equity method investees	(684)	(870)
Deferred income taxes	2,993	(8,428)
Other	1,725	(436)
Changes in assets and liabilities:
Accounts receivable	56,522	9,938
Prepaid expenses and other current assets	4,204	8,629
Accounts payable and accrued liabilities	(24,852)	(24,974)
Income taxes payable	5,972	(767)
Net cash provided by (used in) operating activities	27,623	(12,955)
Cash flows from investing activities
Purchase of property and equipment	(1,882)	(2,123)
Proceeds from sale of property, plant and equipment	799	—
Purchase of software	(1,417)	(847)
Restriction on cash related to Cerberus 3L Notes	(20,242)	—
Return of capital from equity method investees	1,104	3,683
Contributions to equity method investees	(4,056)	(500)
Net cash (used in) provided by investing activities	(25,694)	213
Cash flows from financing activities
Borrowings on revolving credit facilities	18,000	100,000
Payments on revolving credit facilities	(18,000)	(100,000)
Payments on senior secured credit facility	(187,272)	—
Borrowing under new senior credit facility	192,882	—
Borrowing under Cerberus 3L notes	30,000	—
Payment to bondholders for Exchange Offer	(45,000)	—
Payment of deferred financing costs	(4,878)	—
Payments under other financing arrangements	—	(2,055)
Equity contribution from affiliates of Cerberus	350	—
Payment of dividends to noncontrolling interests	(529)	(514)
Net cash used in financing activities	(14,447)	(2,569)
Net decrease in cash and cash equivalents	(12,518)	(15,311)
Cash and cash equivalents, beginning of period	108,782	94,004
Cash and cash equivalents, end of period	$96,264	$78,693

Income taxes paid, net	$2,323	$4,761
Interest paid	$30,726	$30,536
See notes to unaudited condensed consolidated financial statements

Delta Tucker Holdings, Inc.
Unaudited Condensed Consolidated Statements of Deficit

(Amounts in thousands)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Deficit Attributable to Delta Tucker Holdings, Inc.	Noncontrolling Interest	Total Deficit
Balance at December 31, 2014	—	$—	$552,894	$(635,379)	$(281)	$(82,766)	$5,489	$(77,277)
Share based compensation, net	—	—	295	—	—	295	—	295
Comprehensive loss attributable to Delta Tucker Holdings, Inc.	—	—	—	(104,888)	(65)	(104,953)	729	(104,224)
DIFZ financing, net of tax	—	—	1	—	—	1	—	1
Dividends declared to noncontrolling interests	—	—	—	—	—	—	(771)	(771)
Balance at June 26, 2015	—	$—	$553,190	$(740,267)	$(346)	$(187,423)	$5,447	$(181,976)

(Amounts in thousands)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Deficit Attributable to Delta Tucker Holdings, Inc.	Noncontrolling Interest	Total Deficit
Balance at December 31, 2015	—	$—	$554,379	$(767,981)	$(360)	$(213,962)	$5,792	$(208,170)
Share based compensation, net	—	—	22	—	—	22	—	22
Comprehensive loss attributable to Delta Tucker Holdings, Inc.	—	—	—	(39,881)	1	(39,880)	496	(39,384)
Capital contribution	—	—	350	—	—	350	—	350
Dividends declared to noncontrolling interests	—	—	—	—	—	—	(793)	(793)
Balance at June 24, 2016	—	$—	$554,751	$(807,862)	$(359)	$(253,470)	$5,495	$(247,975)
See notes to unaudited condensed consolidated financial statements

Delta Tucker Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 — Basis of Presentation and Accounting Policies
Basis of Presentation
Delta Tucker Holdings, Inc. ("Holdings"), the parent of DynCorp International Inc. ("DynCorp International"), through its subsidiaries (together, "the Company"), provides defense and technical services and government outsourced solutions primarily to U.S. government agencies domestically and internationally. The Company was incorporated in the state of Delaware on April 1, 2010. Our customers include the DoD, the U.S. Department of State ("DoS"), the U.S. Agency for International Development ("USAID"), foreign governments, commercial customers and certain other U.S. federal, state and local government departments and agencies. Unless the context otherwise indicates, references herein to "we," "our," "us," or "the Company" refer to Delta Tucker Holdings, Inc. and our consolidated subsidiaries.
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
In the opinion of management, normal recurring adjustments necessary to fairly present our financial position as of June 24, 2016 and December 31, 2015, the results of operations and statements of comprehensive loss for the three and six months ended June 24, 2016 and June 26, 2015 and the statements of deficit and cash flows for the six months ended June 24, 2016 and June 26, 2015 have been included. The results of operations and statements of comprehensive loss for the three and six months ended June 24, 2016 and June 26, 2015 and the statements of deficit and cash flows for the six months ended June 24, 2016 and June 26, 2015 are not necessarily indicative of the results to be expected for the full calendar year or for any future periods. We use estimates and assumptions required for preparation of the financial statements. The estimates are primarily based on historical experience and business knowledge and are revised as circumstances change. Our actual results may differ from these estimates.
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
The following table presents the aggregate gross favorable and unfavorable adjustments to income before income taxes resulting from changes in contract estimates, excluding new or completed contracts where no comparative estimates exist between reporting periods, and certain routine contract actions such as changes resulting from the execution of contract options, for the three and six months ended June 24, 2016 and June 26, 2015.

	Three Months Ended		Six Months Ended
(Amounts in millions)	June 24, 2016	June 26, 2015	June 24, 2016	June 26, 2015
Gross favorable adjustments	$8.1	$7.9	$7.8	$12.2
Gross unfavorable adjustments	(13.2)	(1.7)	(13.5)	(5.8)
Net adjustments	$(5.1)	$6.2	$(5.7)	$6.4
Accounting Policies
There have been no material changes to our significant accounting policies from those described in our Annual Report on Form 10-K for the year ended December 31, 2015, except as described below.

Restricted Cash
Restricted cash includes cash restricted by certain contracts and available for use to pay specified costs and vendors on work performed on specific contracts. On some contracts, advance payments are not available for use and cash is to be disbursed for specified costs for work performed on the specific contract. Changes in restricted cash related to our contracts are included as operating activities within our consolidated statement of cash flows.
In June 2016, we received $30 million in cash from the execution of the Third Lien Credit Agreement. The proceeds are restricted to pay fees and expenses in support of or related to the Company's Global Advisory Group. As of June 24, 2016, the Company classified the restricted cash related to the Third Lien Credit Agreement as a current asset. The increase and decrease of restricted cash related to the Third Lien Credit Agreement are included as investing activities within our consolidated statement of cash flows.
Recently Adopted Accounting Standards
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
In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU 2015-02 changes the consolidation guidance to address concerns of stakeholders that current accounting for certain legal entities might require a reporting entity to consolidate another legal entity in situations in which the reporting entity’s contractual rights do not give it the ability to act primarily on its own behalf, the reporting entity does not hold a majority of the legal entity’s voting rights, or the reporting entity is not exposed to a majority of the legal entity’s economic benefits or obligations. ASU 2015-02 will be effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. We retrospectively adopted ASU No. 2015-02 during the quarter ended March 25, 2016. The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.
In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires that deferred financing costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset, consistent with debt discounts. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update is effective for fiscal years beginning after December 15, 2015, and required retrospective application. We adopted ASU 2015-03 during the quarter ended March 25, 2016 and applied its provisions retrospectively. The adoption of ASU 2015-03 resulted in the reclassification of current deferred financing costs, net, of $2.4 million related to our term loan (the "Term Loan") under the Senior Credit Facility (as defined in Note 7) and revolving credit facility under the Senior Credit Facility (the "Revolver") from prepaid expenses and other current assets to the current portion of long-term debt and the reclassification of deferred financing costs, net, of $2.8 million related to our Senior Unsecured Notes from total other assets, net, to long-term debt within our Condensed Consolidated Balance Sheets as of December 31, 2015. Adoption of this standard did not impact the results of operations, retained earnings, or cash flows in the current or previous interim and annual reporting periods.
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
Recently Issued Accounting Developments
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a single set of comprehensive principles for recognizing revenue under GAAP. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). ASU 2016-08 clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. ASU 2016-10 clarifies the implementation guidance on identifying performance obligations. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. ASU 2016-12 clarifies the revenue recognition guidance regarding collectability, noncash consideration, presentation of sales tax and transition. These ASUs apply to all entities that enter into contracts with customers to transfer goods or services. These ASUs are effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, but not before interim and annual reporting periods beginning after December 15, 2016. Entities have the choice to apply these ASUs either retrospectively to each reporting period presented or by recognizing the cumulative effect of applying these standards at the date of initial application and not adjusting comparative information. We are currently evaluating both methods of adoption as well as the effect of these standards will have on our consolidated financial statements.
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
In February 2016, the FASB issued ASU No. 2016-02, Leases. The guidance in ASU 2016-02 supersedes the lease recognition requirements in ASC Topic 840, Leases. ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. Entities are required to adopt ASU 2016-02 using a modified retrospective approach, subject to certain optional practice expedients, and apply the provisions of ASU 2016-02 to leasing arrangements existing at or entered into after the earliest comparative period presented in the financial statements. We are currently evaluating the potential effects of the adoption of ASU 2016-02 on our consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-06, Derivatives and Hedging: Contingent Put and Call Options in Debt Instruments. ASU 2016-06 clarifies how to assess whether an embedded contingent put or call option is clearly and closely related to a debt host. The amendments are effective for annual reporting periods, and interim periods therein, beginning after December 15, 2016. The amendments are effective for annual reporting periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted. Entities should apply ASU 2016-06 on a modified retrospective basis to existing debt instruments as of the beginning of the fiscal year for which the amendments are effective. We are currently evaluating the potential effects of the adoption of ASU 2016-06 on our consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-07, Investments - Equity Method and Joint Ventures: Simplifying the Transition to the Equity Method of Accounting. ASU 2016-07 simplifies the equity method by eliminating the requirement to apply it retrospectively to an investment that subsequently qualifies for such accounting as a result of an increase in the level of ownership interest or degree of influence. The amendments are effective for annual reporting periods, and interim periods therein, beginning after December 15, 2016 and applied prospectively. Early adoption is permitted. We are currently evaluating the potential effects of the adoption of ASU 2016-07 on our consolidated financial statements.
Other accounting standards updates effective after June 24, 2016 are not expected to have a material effect on our consolidated financial position or results of operations and cash flows for the period ended June 24, 2016.

Note 2 — Composition of Certain Financial Statement Captions
The following tables present financial information of certain consolidated balance sheet captions.
Prepaid expenses and other current assets

	As Of
(Amounts in thousands)	June 24, 2016	December 31, 2015
Prepaid expenses	$29,708	$30,985
Income tax refunds receivable	87	204
Inventories	15,743	14,776
Work-in-process inventory	1,923	1,733
Joint venture receivables	789	460
Other current assets	7,075	7,525
Total prepaid expenses and other current assets	$55,325	$55,683
Prepaid expenses include prepaid insurance, prepaid vendor deposits, and prepaid rent, none of which individually exceed 5% of current assets.
We adopted ASU 2015-03 during the quarter ended March 25, 2016 and applied its provisions retrospectively. The adoption of ASU 2015-03 resulted in the reclassification of current deferred financing costs, net, of $2.4 million related to our Term Loan and Revolver under our Senior Credit Facility from Prepaid expenses and other current assets to the current portion of long-term debt within its consolidated balance sheets as of December 31, 2015. See Note 7 for a tabular presentation of our deferred financing costs, net, classified by debt balance, as of June 24, 2016 and December 31, 2015. See Note 1 for further discussion.
Held for Sale Assets
During the third quarter of 2015, we took strategic actions to begin the sale of the remaining assets of Heliworks LLC ("Heliworks"). As of December 31, 2015, Assets held for sale of $7.9 million consisted primarily of accounts receivable, inventory, property and equipment, net, and intangible assets and Liabilities held for sale of $0.8 million consisted primarily of accounts payables and accruals. Since the third quarter of 2015 we took certain steps and sold certain assets, but at the end of the second quarter of 2016 we re-evaluated our Heliworks strategic plan and determined that the remaining assets could be utilized in support of our other contracts and therefore we will no longer pursue the sale of Heliworks. The remaining Heliworks assets and liabilities previously classified as held for sale as of December 31, 2015 were reclassified to the applicable asset and liability accounts stated above as of June 24, 2016. As part of the reclassification, we recorded catch-up depreciation on any previously depreciable assets during the quarter ended June 24, 2016 totaling $0.3 million.
Property and equipment, net

	As Of
(Amounts in thousands)	June 24, 2016	December 31, 2015
Helicopters	$983	$983
Computers and other equipment	11,568	10,392
Leasehold improvements	21,429	19,639
Office furniture and fixtures	4,930	4,541
Gross property and equipment	38,910	35,555
Less accumulated depreciation	(23,123)	(19,861)
Total property and equipment, net	$15,787	$15,694
As of June 24, 2016 and December 31, 2015, Property and equipment, net, included the accrual for property additions of $0.2 million and $0.3 million, respectively. Depreciation expense, including certain depreciation amounts classified as Cost of services, was $1.2 million and $2.2 million during the three and six months ended June 24, 2016, respectively. Depreciation expense, including certain depreciation amounts classified as Cost of services, was $2.1 million and $3.6 million during the three and six months ended June 26, 2015, respectively.

Other assets, net

	As Of
(Amounts in thousands)	June 24, 2016	December 31, 2015
Investment in affiliates	$10,484	$6,712
Palm promissory note, long-term portion	2,268	2,079
Other	3,567	3,536
Total other assets, net	$16,319	$12,327
We adopted ASU 2015-03 during the quarter ended March 25, 2016 and applied its provisions retrospectively. The adoption of ASU 2015-03 resulted in the reclassification of deferred financing costs, net, of $2.8 million related to our Senior Unsecured Notes from Other assets, net, to Long-term debt within its consolidated balance sheets as of December 31, 2015. See Note 7 for a tabular presentation of our deferred financing costs, net, classified by debt balance, as of June 24, 2016 and December 31, 2015. See Note 1 for further discussion.
Investment in affiliates increased from $6.7 million as of December 31, 2015 to $10.5 million as of June 24, 2016 primarily due to contributions to Global Linguist Solutions ("GLS").
Accrued payroll and employee costs

	As Of
(Amounts in thousands)	June 24, 2016	December 31, 2015
Wages, compensation and other benefits	$73,364	$85,216
Accrued vacation	17,839	14,433
Accrued contributions to employee benefit plans	1,213	1,032
Total accrued payroll and employee costs	$92,416	$100,681
Accrued liabilities

	As Of
(Amounts in thousands)	June 24, 2016	December 31, 2015
Customer liabilities	$24,991	$21,183
Accrued insurance	24,536	35,530
Accrued interest	23,875	24,370
Contract losses	14,868	15,718
Legal reserves	4,574	5,063
Subcontractor retention	1,125	1,646
Other	13,560	11,208
Total accrued liabilities	$107,529	$114,718
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
Other long-term liabilities
As of June 24, 2016 and December 31, 2015, Other long-term liabilities were $12.5 million and $13.6 million, respectively. Other long-term liabilities are primarily due to our long-term incentive bonus plan and nonqualified unfunded deferred compensation plan of $3.7 million and $4.4 million as of June 24, 2016 and December 31, 2015, respectively, and a long-term leasehold obligation related to our Tysons Corner facility in McLean, Virginia, of $3.6 million and $3.8 million as of June 24, 2016 and December 31, 2015, respectively. Other long-term liabilities also include an uncertain tax benefit of $3.3 million and $3.3 million as of June 24, 2016 and December 31, 2015, respectively. See Note 4 for further discussion.

Note 3 — Goodwill and Other Intangible Assets
We have two operating and reporting segments: DynAviation and DynLogistics. DynAviation and DynLogistics provide services domestically and in foreign countries primarily under contracts with the U.S. government. Our current structure includes five reporting units: two reporting units in DynAviation and three reporting units in DynLogistics. Of our five reporting units, only two had a goodwill balance as of June 24, 2016 which we assess for potential goodwill impairment.
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
There were no triggering events identified in our remaining reporting units and the estimated fair values of each of our remaining reporting units exceed their respective carrying values as of June 24, 2016 and December 31, 2015.
The carrying amounts of goodwill for each of our segments as of June 24, 2016 were as follows:

(Amounts in thousands)	DynAviation	DynLogistics	Total
Goodwill balance as of December 31, 2015	$—	$42,093	$42,093
Changes between January 1, 2016 and June 24, 2016	—	—	—
Goodwill balance as of June 24, 2016	$—	$42,093	$42,093

The following tables provide information about changes relating to certain intangible assets:

	As of June 24, 2016
(Amounts in thousands, except years)	Weighted Average Remaining Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net
Other intangible assets:
Customer-related intangible assets	3.5	$252,615	$(156,719)	$95,896
Other
Finite-lived	1.0	14,969	(11,159)	3,810
Total other intangibles		$267,584	$(167,878)	$99,706

Tradenames:
Finite-lived	0.0	$869	$(869)	$—
Indefinite-lived		28,536	—	28,536
Total tradenames		$29,405	$(869)	$28,536

	As of December 31, 2015
(Amounts in thousands, except years)	Weighted Average Remaining Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Impairment	Transfer to Assets Held for Sale	Net
Other intangible assets:
Customer-related intangible assets	4.0	$252,615	$(142,020)	$—	$—	$110,595
Other
Finite-lived	0.7	13,325	(10,430)	—	(11)	2,884
Indefinite-lived		5,059	—	(5,059)	—	—
Total other intangibles		$270,999	$(152,450)	$(5,059)	$(11)	$113,479

Tradenames:
Finite-lived	0.0	$869	$(869)	$—	$—	$—
Indefinite-lived		28,700	—	(164)	—	28,536
Total tradenames		$29,569	$(869)	$(164)	$—	$28,536
Amortization expense for customer-related intangibles, other intangibles and finite-lived tradenames was $7.9 million and $15.5 million for the three and six months ended June 24, 2016, respectively. Amortization expense for customer-related intangibles, other intangibles and finite-lived tradenames was $8.3 million and $14.6 million for the three and six months ended June 26, 2015, respectively. Other intangibles are primarily representative of our capitalized software which had a net carrying value of $3.8 million and $2.9 million as of June 24, 2016 and December 31, 2015, respectively.

Note 4 — Income Taxes
The domestic and foreign components of Loss before income taxes are as follows:

	Three Months Ended		Six Months Ended
(Amounts in thousands)	June 24, 2016	June 26, 2015	June 24, 2016	June 26, 2015
Domestic	$(19,469)	$(100,930)	$(30,061)	$(112,256)
Foreign	1,385	(2,120)	1,900	(1,388)
Loss before income taxes	$(18,084)	$(103,050)	$(28,161)	$(113,644)
Deferred tax liabilities, net consist of the following:

	As Of
(Amounts in thousands)	June 24, 2016	December 31, 2015
Current deferred tax liabilities, net	$—	$(27,334)
Non-current deferred tax (liabilities) assets, net	(16,964)	13,364
Deferred tax liabilities, net	$(16,964)	$(13,970)
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
Our effective tax rate ("ETR") was (37.2)% and (39.9)% for the three and six months ended June 24, 2016, respectively. Our ETR was 12.9% and 8.3% for the three and six months ended June 26, 2015, respectively. For the three and six months ended June 24, 2016, the ETR was primarily impacted by an increase in the valuation allowance related to a deferred tax asset which was created by cancellation of debt income resulting from the effects of the refinancing transactions we completed on June 15, 2016 as described further in Note 7 (the "Refinancing Transactions"). Our ETR for the three and six months ended June 26, 2015 was primarily impacted by a goodwill impairment of our Aviation reporting unit and an increase in the valuation allowance.
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
As of June 24, 2016 and December 31, 2015, we had $2.6 million and $2.6 million of total unrecognized tax benefits, respectively, of which $2.3 million would impact our effective tax rate if recognized. We do not expect the unrecognized tax benefit and any related interest or penalties to be settled within the next twelve months.
During the six months ended June 24, 2016, we made no estimated federal income tax payments. All income taxes paid or refunds received during the six months ended June 24, 2016 were related to state or foreign jurisdictions.

Note 5 — Accounts Receivable
Accounts receivable, net consisted of the following:

	As Of
(Amounts in thousands)	June 24, 2016	December 31, 2015
Billed	$125,223	$136,127
Unbilled	204,562	249,970
Total accounts receivable, net	$329,785	$386,097
Unbilled receivables as of June 24, 2016 and December 31, 2015 include $26.0 million and $21.3 million, respectively, related to costs incurred on projects for which we have been requested by the customer to begin new work or extend work under an existing contract and for which formal contracts, contract modifications or other contract actions have not been executed as of the end of the respective periods.
As of June 24, 2016 and December 31, 2015, we had no significant accounts receivable balances associated with contract claims. The balance of unbilled receivables above consists of costs and fees billable immediately upon contract completion or other specified events, all of which are expected to be billed and collected within one year, except items that may result in a request for equitable adjustment.
We do not believe we have significant exposure to credit risk as our receivables are primarily with the U.S. government. Our allowance for doubtful accounts was $16.3 million as of December 31, 2015 compared to $17.5 million as of June 24, 2016, and is primarily due to outstanding receivables of approximately $26.0 million, net of reserves, for which we have yet to be paid where we operated under a subcontract for a prime contractor on a U.S. government program that ended December 31, 2014. We are currently seeking payment through legal action to resolve the matter. See Note 8 for further discussion.

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
Our estimate of the fair value of our Senior Unsecured Notes, 11.875% senior secured second lien notes (the "New Notes"), and New Senior Credit Facility is based on Level 1 and Level 2 inputs, as defined above. Our estimate of the fair value of our Cerberus 3L Notes (as defined in Note 7) is based on Level 3 inputs, as defined above. We used the following techniques in determining the fair value disclosed for the Cerberus 3L Notes classified as Level 3. The fair value as June 24, 2016, has been calculated by discounting the expected cash flows using a discount rate of 18.1%. This discount rate is determined using the Moody's credit rating for the New Notes and reducing the rating one level lower for the Cerberus 3L Notes as they are subordinated to the New Notes.

	As Of
	June 24, 2016		December 31, 2015
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
10.375% senior unsecured notes	$39,319	$31,259	$455,000	$337,838
11.875% senior secured second lien notes	370,605	294,631	—	—
Term loan	207,400	195,993	187,272	179,781
Cerberus 3L notes	30,000	8,613	—	—
Total indebtedness	647,324	530,496	642,272	517,619
Less current portion of long-term debt	(61,819)	(21,263)	(187,272)	(179,781)
Total long-term debt	$585,505	$509,233	$455,000	$337,838

Note 7 — Debt
Debt consisted of the following:

	As of June 24, 2016
(Amounts in thousands)	Carrying Amount	Original Issue Discount on Term Loan	Deferred Financing Costs, Net	Carrying Amount less Original Issue Discount on Term Loan and Deferred Financing Costs, Net
10.375% senior unsecured notes	$39,319	$—	$—	$39,319
11.875% senior secured second lien notes	370,605	—	(1,800)	368,805
Term loan	207,400	(14,430)	(4,882)	188,088
Cerberus 3L notes	30,000	—	(74)	29,926
Total indebtedness	647,324	(14,430)	(6,756)	626,138
Less current portion of long-term debt	(61,819)	1,566	252	(60,001)
Total long-term debt	$585,505	$(12,864)	$(6,504)	$566,137

	As of December 31, 2015
(Amounts in thousands)	Carrying Amount	Deferred Financing Costs, Net	Carrying Amount less Deferred Financing Costs, Net
10.375% senior unsecured notes	$455,000	$(2,835)	$452,165
Term loan	187,272	(2,406)	184,866
Total indebtedness	642,272	(5,241)	637,031
Less current portion of long-term debt	(187,272)	2,406	(184,866)
Total long-term debt	$455,000	$(2,835)	$452,165
We adopted ASU 2015-03 as of March 25, 2016 and applied its provisions retrospectively. The adoption of ASU 2015-03 resulted in the reclassification of current deferred financing costs, net, of $2.4 million related to our Term Loan and Revolver under our Senior Credit Facility from Prepaid expenses and other current assets to the current portion of long-term debt and the reclassification of deferred financing costs, net, of $2.8 million related to our Senior Unsecured Notes from Other assets, net, to Long-term debt within its consolidated balance sheets as of December 31, 2015. See Note 1 for further discussion.
Deferred financing costs are amortized through interest expense. Amortization related to deferred financing costs was $1.5 million and $3.0 million during the three and six months ended June 24, 2016, respectively. Amortization related to deferred financing costs was $1.6 million and $3.2 million during the three and six months ended June 26, 2015, respectively. Deferred financing costs for the three and six months ended June 24, 2016 were reduced $0.3 million related to the pro rata write-off of deferred financing costs to loss on early extinguishment of debt as a result of the $4.6 million in principal prepayment made on the term loan facility under the Senior Credit Facility and the completion of the Refinancing Transactions.
New Senior Credit Facility
On July 7, 2010, we entered into a senior secured credit facility (the "Senior Credit Facility"), with a banking syndicate and Bank of America, N.A. as Administrative Agent (the "Agent"). On January 21, 2011, August 10, 2011, June 19, 2013 and November 5, 2014, DynCorp International entered into amendments to the Senior Credit Facility.
On April 30, 2016, we entered into Amendment No. 5 ("Amendment No. 5") to the Senior Credit Facility which provided for a new senior secured credit facility (the "New Senior Credit Facility") upon the satisfaction of certain conditions, including the consummation of the Exchange Offer and the other Refinancing Transactions. Pursuant to Amendment No. 5, required lenders under the Senior Credit Facility agreed to temporarily waive the requirement to comply with the covenant that the Company’s annual financial statements include a report from its independent registered public accounting firm without a qualification as to the Company’s ability to continue as a going concern until the earlier of the effectiveness of the New Senior Credit Facility (at which time the temporary waiver of this requirement for the fiscal year ended December 31, 2015 would become permanent) and June 30, 2016 (the “Senior Credit Facility Waiver”). On June 15, 2016, we satisfied the conditions set forth in Amendment No. 5, and therefore, on June 15, 2016, the New Senior Credit Facility became effective, and the Senior Credit Facility Waiver for the year ended December 31, 2015 became permanent.

The New Senior Credit Facility is secured by substantially all of our assets and guaranteed by substantially all of our subsidiaries. As of June 24, 2016, the New Senior Credit Facility provided for the following:

•	a $207.4 million new term loan facility (the "New Term Loan");

•
a $24.8 million class A revolving facility, (or "class A revolving commitments") to terminate on July 7, 2016, and an $85.8 million class B revolving facility (or "class B revolving commitments"); (the class A and class B revolving commitments, together, the "Amended Revolver"); and

•
up to $15.0 million in incremental revolving facilities provided by and at the discretion of certain non-debt fund affiliates that are controlled by Cerberus (as defined herein), which shall rank pari passu with, and be on the same terms as, the class B revolving facility.

The New Term Loan was subject to a 700 basis point fee, totaling approximately $14.4 million, which is reflected as an original issue discount in the balance of the New Term Loan as of June 24, 2016 and classified as a financing activity in our Condensed Consolidated Statements of Cash Flows for the six months ended June 24, 2016. Availability under the Amended Revolver during the two years immediately after June 15, 2016 will be subject to a condition that, if, at the time of a request for revolving loans, the aggregate principal amount of revolving loans plus the face amount of outstanding letters of credit exceeds 50% of the aggregate amount of Amended Revolver commitments at such time, the aggregate amount of unrestricted cash and cash equivalents of DynCorp International and its subsidiaries (giving pro forma effect to requested revolving loans and any application of proceeds thereof or other cash on hand) may not exceed $60 million.
As of June 24, 2016 and December 31, 2015, the available borrowing capacity under the New Senior Credit Facility and the Senior Credit Facility was approximately $66.0 million and $102.2 million, respectively, and included $44.6 million and $42.6 million, respectively, in issued letters of credit. Amounts borrowed under the Amended Revolver and Revolver are used to fund operations. As of June 24, 2016 and December 31, 2015 there were no amounts borrowed under the Amended Revolver and Revolver. The class B revolving facility and the New Term Loan mature on July 7, 2019 and July 7, 2020, respectively. See further discussion of potential maturity date acceleration below.
Interest Rates on Term Loan & Revolver
Under the Senior Credit Facility, both the Term Loan and Revolver bore interest at one of two options, based on our election, using either the (i) base rate ("Base Rate") as defined in the Senior Credit Facility plus an applicable margin or the (ii) London Interbank Offered Rate ("Eurocurrency Rate") as defined in the Senior Credit Facility plus an applicable margin. The applicable margin for the Term Loan was fixed at 3.5% for the Base Rate option and 4.5% for the Eurocurrency Rate option. The applicable margin for the Revolver ranged from 3.0% to 3.5% for the Base Rate option or 4.0% to 4.5% for the Eurocurrency Rate option based on our Secured Leverage Ratio at the end of the quarter. The Secured Leverage Ratio is calculated by the ratio of total secured consolidated debt (net of up to $75.0 million of unrestricted cash and cash equivalents) to consolidated earnings before interest, taxes, depreciation and amortization ("Consolidated EBITDA"), as defined in the Senior Credit Facility. Interest payments on both the Term Loan and Revolver were payable at the end of the interest period as defined in the Senior Credit Facility, but not less than quarterly.
Under the New Senior Credit Facility, the interest rate per annum applicable to the New Term Loan is, at our option, equal to either the Base Rate or the Eurocurrency Rate, in each case, plus (i) 5.00% in the case of Base Rate loans and (ii) 6.00% in the case of Eurocurrency Rate loans. The interest rate per annum applicable to the class B revolving facility is, at our option, equal to either a Base Rate or a Eurocurrency Rate plus (i) a range of 4.50% to 5.00% based on the First-Lien Secured Leverage Ratio in the case of Base Rate loans and (ii) a range of 5.50% to 6.00% based on the First-Lien Secured Leverage Ratio in the case of Eurocurrency Rate loans. The First Lien Secured Leverage Ratio is calculated by the ratio of total first lien secured consolidated debt (net of up to $75 million of unrestricted cash and cash equivalents) to Consolidated EBITDA, as defined in the New Senior Credit Facility. The interest rate per annum applicable to the class A revolving commitments remains the same as the Revolver under the Senior Credit Facility. Interest payments on both the New Term Loan and Amended Revolver are payable at the end of the interest period as defined in the New Senior Credit Facility, but not less than quarterly.
Under the Senior Credit Facility and the New Senior Credit Facility, the Base Rate is equal to the higher of (a) the Federal Funds Rate (as defined in Amendment No. 5) plus one half of one percent and (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America, N.A. as its prime rate; provided that in no event shall the Base Rate be less than 1.00% plus the Eurocurrency Rate applicable to one month interest periods on the date of determination of the Base Rate. The variable Base Rate has a floor of 2.75%.
Under the Senior Credit Facility, the Eurocurrency Rate was the rate per annum equal to the British Bankers Association London Interbank Offered Rate (“BBA LIBOR”) as published by Reuters (or other commercially available source providing quotations of BBA LIBOR as designated by the Agent from time to time) two business days prior to the commencement of such interest period. The variable Eurocurrency Rate had a floor of 1.75%.

Under the New Senior Credit Facility, the Eurocurrency Rate is the rate per annum equal to the London Interbank Offered Rate (“LIBOR”) as published on the applicable Bloomberg screen page (or other commercially available source providing quotations of LIBOR as designated by the Administrative Agent from time to time) two London Banking Days (as defined in Amendment No. 5) prior to the commencement of such interest period. The variable Eurocurrency Rate has a floor of 1.75%.
As of June 24, 2016 and December 31, 2015, the applicable interest rate on the New Term Loan and the Term Loan was 7.75% and 6.25%, respectively.
Interest Rates on Letter of Credit Subfacility and Unused Commitment Fees
Under the Senior Credit Facility, the letter of credit subfacility bore interest at an applicable rate that ranges from 4.0% to 4.5%. The unused commitment fee on our Revolver ranged from 0.50% to 0.75% depending on the Secured Leverage Ratio. Interest payments on both the letter of credit subfacility and unused commitments were payable quarterly in arrears. All of our letters of credit under the Senior Credit Facility and the New Senior Credit Facility are also subject to a 0.25% fronting fee.
Under the New Senior Credit Facility, the letter of credit subfacility bears interest at an applicable rate that ranges from 4.0% to 4.5% with respect to the class A revolving commitments and ranges from 5.5% to 6.0% with respect to the class B revolving commitments. The unused commitment fee on our Amended Revolver ranges from 0.50% to 0.75% on the undrawn amount of the facility depending on the Secured Leverage Ratio with respect to the class A revolving commitments and depending on the First Lien Secured Leverage Ratio with respect to the class B revolving commitments. Interest payments on both the letter of credit subfacility and unused commitments are payable quarterly in arrears. We will also pay customary letter of credit and agency fees.
The applicable interest rates for our letter of credit subfacility was 6.0% with respect to the class B revolving commitments and 4.25% with respect to the class A revolving commitments as of June 24, 2016. The applicable interest rate for our letter of credit subfacility was 4.25% as of December 31, 2015. The applicable rate for our unused commitment fees was 0.75% with respect to the class B revolving commitments and 0.50% with respect to the class A revolving commitments as of June 24, 2016. The applicable interest rate for our unused commitment fees was 0.50% as of December 31, 2015.
Principal Payments
Our Senior Credit Facility contained an annual requirement to submit a portion of our Excess Cash Flow, as defined in the Senior Credit Facility, as additional principal payments. Based on our annual financial results for the year ended December 31, 2015, we made an additional principal payment as required under the Excess Cash Flow provision of $4.6 million on April 6, 2016. Certain other transactions can trigger mandatory principal payments such as tax refunds, a disposition of a portion of our business or a significant asset sale. We had no such transactions during the six months ended June 24, 2016. During the six months ended June 24, 2016 and June 26, 2015, we made $4.6 million and zero principal payments on the Term Loan, respectively.
The New Senior Credit Facility requires us to prepay outstanding term loans, subject to certain exceptions, with:

•	100% of excess cash flow (as defined in Amendment No. 5) less the amount of certain voluntary prepayments as described in Amendment No. 5; and

•
100% of the net cash proceeds of all non-ordinary course asset sales and casualty and condemnation events, if we do not reinvest or commit to reinvest those proceeds in assets to be used in our business or to make certain other permitted investments within 6 months (and, if committed to be so reinvested, actually reinvested within 12 months).

We are permitted to voluntarily repay outstanding loans under the New Senior Credit Facility at any time without premium or penalty, other than customary “breakage” costs with respect to eurocurrency loans.
Maturity and Amortization
Under the New Senior Credit Facility, we are required to make amortization payments with respect to the New Term Loan of $22.5 million on or prior to June 15, 2017 and $22.5 million on or prior to June 15, 2018. The current portion of long-term debt as of June 24, 2016 includes our New Term Loan payment of $22.5 million due on June 15, 2017 and all of the outstanding Senior Unsecured Notes which, as further described below, must be refinanced or repaid with the proceeds of new equity, capital contributions or new unsecured debt by May 8, 2017.
The principal amount of the New Term Loan may be reduced as a result of prepayments, with the remaining amount payable on July 7, 2020. The New Senior Credit Facility contains a provision that would result in all outstanding principal under the New Term Loan maturing on May 8, 2017 if by May 8, 2017, all of the outstanding Senior Unsecured Notes have not been extended to a date that is on or after October 6, 2020, or paid in full with the proceeds of new equity, capital contributions or new unsecured debt that is expressly subordinated to the New Senior Credit Facility.
Principal amounts outstanding under the class A revolving facility will be due and payable in full on, and the commitments in respect thereof will terminate on, July 7, 2016. Principal amounts outstanding under the class B revolving facility will be due and payable in full on, and the commitments in respect thereof will terminate on, July 7, 2019. The same springing maturity provision impacting the New Term Loan as described above also applies to the class B revolving facility with respect to addressing the Senior Unsecured Notes by May 8, 2017.
Guarantee and Security
The guarantors of the obligations under the New Senior Credit Facility are identical to those under the Senior Credit Facility, the Unsecured Notes, the New Notes and the Cerberus 3L Notes. The New Senior Credit Facility is secured on a first lien basis by the same collateral that secured the Senior Credit Facility and that secures the New Notes on a second lien basis and the Cerberus 3L Notes on a third lien basis.
Covenants
The New Senior Credit Facility contains a number of financial, as well as non-financial, affirmative and negative covenants that we believe are usual and customary. These covenants, among other things, limit our ability to:

•	incur additional indebtedness;

•	create liens on assets;

•	enter into sale and leaseback transactions;

•	make investments, loans, guarantees or advances;

•	make certain acquisitions;

•	sell assets;

•	engage in mergers or acquisitions;

•	pay dividends and make distributions or repurchase capital stock;

•	repay certain other indebtedness;

•	enter into agreements that restrict the ability of our subsidiaries to pay dividends;

•	engage in certain transactions with affiliates;

•	change the business conducted by us or our subsidiaries;

•	amend our organizational documents;

•	change our accounting policies or reporting practices or our fiscal year; and

•	make capital expenditures.
In addition, the New Senior Credit Facility requires us to maintain a maximum total leverage ratio and a minimum interest coverage ratio. The New Senior Credit Facility also requires, solely for the benefit of the lenders under the Amended Revolver, for us to maintain minimum liquidity (based on availability of revolving credit commitments under the New Senior Credit Facility plus unrestricted cash and cash equivalents) as of the end of each fiscal quarter of not less than $60 million through the fiscal quarter ending December 31, 2017, and of not less than $50 million thereafter. The New Senior Credit Facility also contains customary representations and warranties, affirmative covenants and events of default.
The total leverage ratio under the New Senior Credit Facility is Consolidated Total Debt, as defined in Amendment No. 5 (which definition excludes debt under the Cerberus 3L Notes), less unrestricted cash and cash equivalents (up to $75.0 million) to Consolidated EBITDA, as defined in Amendment No. 5, for the applicable period.
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

The interest coverage ratio under the New Senior Credit Facility is the ratio of Consolidated EBITDA to Consolidated Interest Expense, as defined in Amendment No. 5 (which provides that interest expense with respect to the Cerberus 3L Notes is excluded). The minimum interest coverage ratios under the New Senior Credit Facility are set forth below as follows:

Period Ending	Interest Coverage Ratio
June 24, 2016	1.15 to 1.0
September 30, 2016	1.15 to 1.0
December 31, 2016	1.15 to 1.0
March 31, 2017	1.20 to 1.0
June 30, 2017	1.20 to 1.0
September 29, 2017	1.30 to 1.0
December 31, 2017	1.40 to 1.0
March 30, 2018	1.50 to 1.0
June 29, 2018	1.60 to 1.0
June 30, 2018 and thereafter	1.70 to 1.0
As of June 24, 2016 and December 31, 2015, we were in compliance with our financial maintenance covenants under the New Senior Credit Facility and the Senior Credit Facility, respectively, and we expect, based on current projections and estimates, to be in compliance with our covenants in the next twelve months.
New Notes
On June 15, 2016, in connection with the consummation of the exchange offer (the "Exchange Offer") and consent solicitation (the “Consent Solicitation”), $415.7 million principal amount of the Senior Unsecured Notes were exchanged for $45.0 million cash and $370.6 million aggregate principal amount of newly issued New Notes due November 30, 2020. The $370.6 million non-cash exchange of the Existing Notes for the New Notes was classified as a noncash financing activity for the six months ended June 24, 2016.
The New Notes are governed by the terms of the indenture dated as of June 15, 2016 (the “Indenture”), among DynCorp International, the Guarantors (as defined below) and Wilmington Trust, National Association, as trustee (the “Trustee”) and collateral agent (the “Collateral Agent”).
The New Notes are senior secured obligations of DynCorp International, as issuer, and of the Guarantors, as guarantors. The New Notes are secured by second-priority liens on the assets that secure DynCorp International’s and the Guarantors’ obligations under DynCorp International’s senior secured credit facility, subject to permitted liens and certain exceptions. The New Notes are guaranteed by (1) Holdings, and (2) all of DynCorp International’s subsidiaries that currently guarantee the Senior Unsecured Notes (the “Subsidiary Guarantors,” and collectively with Holdings, the “Guarantors”).
Interest on the New Notes accrues at the rate of 11.875% per annum, comprised of 10.375% per annum in cash and 1.500% per annum payable in kind (“PIK,” and such interest “PIK Interest”). The cash portion of the interest on the New Notes is payable in cash and the PIK Interest on the New Notes is payable in kind, each semi-annually in arrears on January 1 and July 1, commencing on July 1, 2016. PIK Interest was accrued from January 1, 2016, which was the last date interest was paid on the Senior Unsecured Notes prior to the completion of the Exchange Offer.
The New Notes were not registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities laws. The Exchange Offer was made, and the New Notes were offered and issued, in reliance on the exemption from the registration requirements of the Securities Act provided under Section 3(a)(9) of the Securities Act and on the exemption from the registration requirements of state securities laws and regulations provided under Section 18(b)(4)(D) of the Securities Act. Consistent with past interpretations of Section 3(a)(9) by the staff of the SEC, the New Notes received in exchange for the Senior Unsecured Notes tendered pursuant to the Exchange Offer have the same characteristics as the Senior Unsecured Notes as to their transferability and are freely transferable without registration under the Securities Act and without regard to any holding period by those tendering holders who are not our “affiliates” (as defined in the Securities Act).
Covenants
The Indenture contains covenants that limit, among other things, each of Holdings’, DynCorp International's and the Subsidiary Guarantors’ ability to:

•	incur additional indebtedness;

•	pay dividends on capital stock or repurchase capital stock;

•	make investments;

•	create liens or use assets as security in other transactions;

•	merge, consolidate or transfer or dispose of substantially all of its assets;

•	engage in transactions with affiliates; and

•	sell certain assets or merge with or into other companies.
These covenants are subject to a number of important exceptions and qualifications as set forth in the Indenture.
In addition, the Indenture (i) requires that any principal to be paid on any Senior Unsecured Notes that remain outstanding that were not tendered in the Exchange Offer may only be paid with the proceeds of new equity, capital contributions or new unsecured debt that is expressly subordinated to the New Notes (and such non-exchanged Senior Unsecured Notes are not permitted to be exchanged into secured obligations of any kind) and (ii) requires the DynCorp International to make amortization payments of (x) $22.5 million principal amount of the New Term Loan under the Credit Agreement no later than June 15, 2017, and (y) an additional $22.5 million principal amount of the New Term Loan no later than June 15, 2018, which amounts may be reduced as a result of the application of certain prepayments.
If we sell certain assets without applying proceeds in a specified manner, holders of the New Notes will have the right to require us to repurchase some or all of the New Notes at 100% of their face amount, plus accrued and unpaid interest to the repurchase date.
Upon the occurrence of specific kinds of change of control events (unless we elect to redeem the New Notes at our option prior thereto), holders of New Notes will have the right to require us to repurchase some or all of the New Notes at 101% of their face amount, plus accrued and unpaid interest to the repurchase date.
Optional Redemption
DynCorp International is permitted to redeem the New Notes prior to July 1, 2017, in whole but not in part, at its option, at 100% of their principal amount, together with any accrued and unpaid cash interest and additional interest, if any, together with an amount of cash equal to all accrued and unpaid PIK Interest to but excluding the redemption date. In addition, on or after July 1, 2017, the New Notes will be redeemable at the option of the Company, in whole or in part, at any time and from time to time, upon not less than 30 nor more than 60 days’ prior notice, at the following redemption prices (expressed as a percentage of the principal amount), plus accrued and unpaid cash interest, if any, together with an amount of cash equal to all accrued and unpaid PIK Interest to but excluding the redemption date, if redeemed during the 12-month period commencing on July 1 of the years set forth below:

Period	Redemption Price
2017	106.00%
2018	103.00%
2019 and thereafter	100.00%

Events of Default
The Indenture contains customary events of default, including for failure to pay the Senior Unsecured Notes by their maturity or for failure to pay other debt in a total amount exceeding $10.0 million after final maturity or acceleration of such indebtedness (including acceleration of the New Senior Credit Facility, such as due to failure to refinance or pay with proceeds of sales of equity or capital contributions the remaining Senior Unsecured Notes as described above). If the New Notes are accelerated or otherwise become due and payable prior to their maturity, in each case, as a result of an event of default under the Indenture, on or after July 1, 2017, the amount of principal of, accrued and unpaid interest and premium on the New Notes that becomes due and payable will equal the redemption price plus accrued and unpaid cash interest, if any, together with an amount of cash equal to all accrued and unpaid PIK Interest, applicable with respect to an optional redemption of the New Notes. If the New Notes are accelerated or otherwise become due and payable prior to their maturity, in each case, as a result of an event of default under the Indenture, at any time prior to July 1, 2017, the amount of principal of, accrued and unpaid interest and premium on the New Notes that becomes due and payable will equal 100% of the principal amount of the New Notes plus an Acceleration Premium (as defined in the Indenture) plus accrued and unpaid cash interest, if any, together with an amount of cash equal to all accrued and unpaid PIK Interest.
Senior Unsecured Notes
On July 7, 2010, DynCorp International completed an offering of $455.0 million in aggregate principal of the Senior Unsecured Notes. The initial purchasers were Bank of America Securities LLC, Citigroup Global Markets Inc., Barclays Capital Inc. and Deutsche Bank Securities Inc. The Senior Unsecured Notes were issued under an indenture dated July 7, 2010 (the "Senior

Unsecured Notes Indenture"), by and among us, the guarantors party thereto, including DynCorp International and Wilmington Trust, National Association (as successor by merger to Wilmington Trust FSB) as Trustee.
On June 15, 2016, in connection with the consummation of the Exchange Offer, $415.7 million principal amount of the Senior Unsecured Notes were exchanged for $45.0 million cash and $370.6 million principal amount of newly issued New Notes. The remaining $39.3 million principal amount of 10.375% Senior Unsecured Notes were not exchanged and mature on July 1, 2017. Although the Senior Unsecured Notes mature on July 1, 2017, we classified the Senior Unsecured Notes within the current portion of long-term debt as of June 24, 2016, as we expect that we will either refinance or repay the remaining Senior Unsecured Notes through capital contributions, equity sales or refinancing on or before May 8, 2017. This requirement within our New Senior Credit Facility specifies that we either extend the maturity date of the Senior Unsecured Notes to a date on or after October 6, 2020 or repay the Senior Unsecured Notes in full by May 8, 2017 with the proceeds of new equity, capital contributions or new unsecured debt that is expressly subordinated to the New Senior Credit Facility. Interest on the Senior Unsecured Notes is payable on January 1 and July 1 of each year, and commenced on January 1, 2011.
Pursuant to the Consent Solicitation, DynCorp International amended the Senior Unsecured Notes Indenture to eliminate substantially all of the restrictive covenants and certain of the default provisions therein.
Subject to restrictions on repayment of the Senior Unsecured Notes in the New Senior Credit Facility and our other debt, after July 1, 2016, we can voluntarily settle all or a portion of the Senior Unsecured Notes at any time prior to maturity at 100% of their principal amount plus accrued and unpaid interest, if any, as of the applicable redemption date.
The fair value of the Senior Unsecured Notes is based on their quoted market value. As of June 24, 2016 and December 31, 2015, the quoted market value of the Senior Unsecured Notes was approximately 79.5% and 74.3%, respectively, of stated value.
Cerberus 3L Notes

Based on the completion of the Exchange Offer and the satisfaction of conditions set forth in the Third Lien Credit Facility Commitment Letter, dated April 30, 2016, DynCorp Funding LLC, a limited liability company managed by Cerberus Capital Management, L.P. ("Cerberus"), entered into a Third Lien Credit Agreement, dated as of June 15, 2016 (the “Third Lien Credit Agreement”) with us.

Under the Third Lien Credit Agreement, DynCorp Funding LLC has made a $30 million term loan to us (the "Cerberus 3L Notes"). The proceeds of the Cerberus 3L Notes are restricted to pay fees and expenses (including reimbursement of out-of-pocket expenses) in support of or related to the Company’s Global Advisory Group until June 15, 2018 and, thereafter, for working capital and general corporate purposes. For the six months ended June 24, 2016, we utilized approximately $9.8 million of these funds for fees and expenses related to the Company's Global Advisory Group.

Interest Rate and Fees
The interest rate per annum applicable to the Cerberus 3L Notes is 5.00%, payable in kind on a quarterly basis.

Prepayments
The Cerberus 3L Notes does not require any mandatory prepayments, and, subject to the terms of the Intercreditor Agreement (as defined below), we are permitted to voluntarily repay outstanding loans under the Cerberus 3L Notes without premium or penalty. The New Senior Credit Facility and the Indenture governing the New Notes restrict us from making any principal payments on the Cerberus 3L Notes.

Maturity and Amortization
The Cerberus 3L Notes do not require any mandatory amortization payments prior to maturity and the outstanding principal amounts shall be payable on June 15, 2026.

Covenants
The Cerberus 3L Notes include covenants consistent with the covenants set forth in the New Notes; provided that each “basket” or “cushion” set forth in the covenants is at least 25% less restrictive than the corresponding provision set forth in the New Notes.

Events of Default
The Third Lien Credit Agreement contains customary events of default, including for failure to pay the remaining Senior Unsecured Notes by their maturity or for failure to pay other debt in a total amount exceeding $12.5 million after final maturity or acceleration of such indebtedness (including acceleration of the New Senior Credit Facility, such as due to failure to refinance or pay with proceeds of sales of equity or capital contributions the remaining Senior Unsecured Notes as described above).

Intercreditor Agreement

The collateral granted to secure the indebtedness under the New Senior Credit Facility, on a first-priority basis, has also been granted to secure (a) the New Notes and the guarantees under the Indenture on a second-priority basis and (b) the Cerberus 3L Notes and the guarantees under the Third Lien Credit Agreement on a third-priority basis. The relative priority of the liens afforded to the New Senior Credit Facility, New Notes and Cerberus 3L Notes and the subordination in right of payment of the Cerberus 3L Notes to the Credit Agreement and the New Notes are set forth in the Intercreditor Agreement (the “Intercreditor Agreement”), dated as of June 15, 2016, by and among the administrative agent under the Credit Agreement, the collateral agent under the Indenture, and the collateral agent under the Third Lien Credit Agreement.

Note 8 — Commitments and Contingencies
Commitments
We have operating leases for the use of real estate and certain property and equipment which are either non-cancelable, cancelable only by the payment of penalties or cancelable upon one month’s notice. All lease payments are based on the lapse of time but include, in some cases, payments for insurance, maintenance and property taxes. There are no purchase options on operating leases at favorable terms, but most leases have one or more renewal options. Certain real estate leases are subject to annual escalations for increases in base rents, utilities and property taxes. Lease rental expense was $10.4 million and $18.6 million for the three and six months ended June 24, 2016, respectively. Lease rental expense was $15.5 million and $29.4 million for the three and six months ended June 26, 2015, respectively. We have no significant long-term purchase agreements with service providers.
Contingencies
General Legal Matters
We are involved in various lawsuits and claims that arise in the normal course of business. We have established reserves for matters in which it is believed that losses are probable and can be reasonably estimated. Reserves related to these matters have been recorded in Other accrued liabilities totaling approximately $4.6 million and $5.1 million as of June 24, 2016 and December 31, 2015, respectively. We believe that appropriate accruals have been established for such matters based on information currently available; however, some of the matters may involve compensatory, punitive, or other claims or sanctions that, if granted, could require us to pay damages or make other expenditures in amounts that could not be reasonably estimated at June 24, 2016. These accrued reserves represent the best estimate of amounts believed to be our liability in a range of expected losses. In addition to matters that are considered probable and that can be reasonably estimated, we also have certain matters considered reasonably possible. Other than matters disclosed below, we believe the aggregate range of possible loss related to matters considered reasonably possible was not material as of June 24, 2016. Litigation is inherently unpredictable and unfavorable resolutions could occur. Accordingly, it is possible that an adverse outcome from such proceedings could (i) exceed the amounts accrued for probable matters; or (ii) require a reserve for a matter we did not originally believe to be probable or could be reasonably estimated. Such changes could be material to our financial condition, results of operations and cash flows in any particular reporting period. Our view of the matters not specifically disclosed could possibly change in future periods as events thereto unfold.
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
The above cases now are fully defended and indemnified by the Company’s previous owner, Computer Sciences Corporation and also by its spin-off company, CSRA Inc. The insurance litigation arising out of the above cases that was described in prior filings has now been fully resolved and settled.
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
On February 24, 2012, we were advised by the Department of Justice Civil Litigation Division (“the Civil Division”) that they are conducting an investigation regarding the CivPol and Department of State Advisor Support Mission ("DASM") contracts in Iraq and Corporate Bank, a former subcontractor. The issues include allowable hours worked under a specific task order and invoices to the Department of State for certain hotel leasing, labor rates and overhead within the 2003 to 2008 timeframe. Since 2012, the Company has been in discussions with the Civil Division, and has been cooperating with the Civil Division’s requests for information. On July 19, 2016, the Civil Division filed a civil lawsuit asserting violations of underlying contract terms and also the False Claims Act. If our operations are found to be in violation of any laws or government regulations, we may be subject to penalties, damages or fines, any or all of which could adversely affect our financial results; however, the complaint does not include any specific monetary demand and as such we are unable to estimate a range of loss at this time. We are continuing to evaluate this lawsuit and at this time believe the potential for penalties, damages or fines resulting from this matter do not represent a probable loss contingency.
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
On April 30, 2013, we received several Form 1s from the DCAA for the periods ranging between 2000 to 2011 on the War Reserve Materiel program related to concerns on items such as the adequacy of documentation and reasonableness of costs. In July 2016, we received the contracting officer's final decision on these Form 1s which effectively settles this matter and we are awaiting final contract modifications.
We have received a series of audit reports from the DCAA related to their examination of certain incurred, invoiced and reimbursed costs on the LOGCAP IV. In July 2016, we received two Form 1s from the DCAA questioning approximately $2.7 million for which we concur with approximately $20,000. We believe more Form 1s could be issued in the future for approximately $50.0 million. Over the past several years, we have been successful in working with the DCAA, Defense Contract Management Agency and our customer in resolving matters included in Form 1s as well as other transmittals. Specific to the LOGCAP IV audit reports, we have provided responses to the DCAA that have articulated our position on each issue and have attempted to answer their questions and provide clarification of the facts to resolve the issues raised. While we believe that we will be successful in defending our position, there can be no guarantees that we will be able to address all of their concerns or entirely avoid financial loss.
Foreign Contingencies
On January 22, 2014, a tax assessment from the Large Tax Office of the Afghanistan Ministry of Finance (“MOF”) was received, seeking approximately $64.2 million in taxes and penalties specific to one of our business licenses in Afghanistan for periods between 2009 to 2012. The majority of this assessment was income tax related; however, $10.2 million of the assessed amount is non-income tax related and represents loss contingencies that we consider reasonably possible. We filed our initial appeal of the assessment with the MOF on February 19, 2014. In May 2014, the MOF ruled in our favor for the income tax related issue which totaled approximately $54.0 million. We are still working with the MOF to remove the assessment on the remaining non-income tax related items. As of June 24, 2016, a reasonable estimate of loss or range of loss could not be made as we could not reasonably estimate the ultimate outcome related to the issues assessed.
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
Risk Management Liabilities and Reserves
We are insured for domestic workers' compensation liabilities and a significant portion of our employee medical costs. However, we bear risk for a portion of claims pursuant to the terms of the applicable insurance contracts. We account for these programs based on actuarial estimates of the amount of loss inherent in that period’s claims, including losses for which claims have not been reported of $10.6 million and $11.0 million as of June 24, 2016 and December 31, 2015, respectively. These loss estimates rely on actuarial observations of ultimate loss experience for similar historical events. We limit our risk by purchasing stop-loss insurance policies for significant claims incurred for both domestic workers' compensation liabilities and medical costs. Our exposure under the stop-loss policies for domestic workers' compensation and medical costs is limited based on fixed dollar amounts. For domestic workers' compensation and employers' liability under state and federal law, the fixed dollar amount of stop-loss coverage is $1.0 million per occurrence on most policies; but, $0.25 million on a California based policy. For medical costs, the fixed dollar amount of stop-loss coverage is $0.4 million for total costs per covered participant per calendar year.

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
The following is a summary of the financial information of the reportable segments reconciled to the amounts reported in the condensed consolidated financial statements:

	Three Months Ended		Six Months Ended
(Amounts in thousands)	June 24, 2016	June 26, 2015	June 24, 2016	June 26, 2015
Revenue
DynAviation	$298,647	$324,507	$587,156	$634,412
DynLogistics	152,670	166,194	283,859	322,594
Headquarters / Other (1)	(350)	(531)	(58)	186
Total revenue	$450,967	$490,170	$870,957	$957,192

Operating (loss) income
DynAviation	$(252)	$(76,969)	$10,466	$(72,371)
DynLogistics	15,942	3,298	25,878	11,006
Headquarters / Other (2)	(20,619)	(12,840)	(35,795)	(20,695)
Total operating (loss) income	$(4,929)	$(86,511)	$549	$(82,060)

Depreciation and amortization
DynAviation	$521	$1,168	$685	$1,800
DynLogistics	60	53	122	112
Headquarters / Other	8,580	9,129	16,870	16,236
Total depreciation and amortization (3)	$9,161	$10,350	$17,677	$18,148

(1)
Headquarters revenue primarily represents revenue earned on shared services arrangements for general and administrative services provided to unconsolidated joint ventures and elimination of intercompany items between segments.

(2)
Headquarters operating expenses primarily relate to amortization of intangible assets and other costs that are not allocated to segments and are not billable to our U.S. government customers, Global Advisory Group costs and costs associated with the Refinancing Transactions, partially offset by equity method investee income.

(3)
Includes amounts included in Cost of services of $0.3 million and $0.5 million and for the three and six months ended June 24, 2016, respectively, and $1.1 million and $1.6 million for the three and six months ended June 26, 2015, respectively.

The following is a summary of the assets of the reportable segments reconciled to the amounts reported in the consolidated financial statements:

	As Of
(Amounts in thousands)	June 24, 2016	December 31, 2015
Assets
DynAviation	$304,277	$351,627
DynLogistics	153,176	173,036
Headquarters / Other (1)	247,325	260,026
Total assets	$704,778	$784,689

(1)	Assets primarily include cash, investments in unconsolidated subsidiaries, and intangible assets (excluding goodwill).

Note 10 — Related Parties, Joint Ventures and Variable Interest Entities
Cerberus 3L Notes

DynCorp Funding LLC, a limited liability company managed by Cerberus Capital Management, L.P., entered into a Third Lien Credit Agreement, dated as of June 15, 2016 to fund the Cerberus 3L Notes, a $30 million term loan to us. The interest rate per annum applicable to the Cerberus 3L Notes is 5.00%, payable in kind on a quarterly basis. The Cerberus 3L Notes do not require any mandatory amortization payments prior to maturity and the outstanding principal amounts shall be payable on June 15, 2026. See Note 7 for further discussion.
Consulting Fee
We have a Master Consulting and Advisory Services agreement ("COAC Agreement") with Cerberus Operations and Advisory Company, LLC ("COAC") where, pursuant to the terms of the agreement, they make personnel available to us for the purpose of providing reasonably requested business advisory services. The services are priced on a case by case basis depending on the requirements of the project and agreements in pricing. We incurred $1.4 million and $3.2 million of consulting fees on a gross basis before considering the effect of our contract mix which provides for partial recovery, during the three and six months ended June 24, 2016, respectively, and $2.5 million and $4.2 million during the three and six months ended June 26, 2015, respectively.
We have two executives who are COAC employees, who are seconded to us: (i) our Senior Vice President, Chief Administrative Officer, Chief Legal Officer and Corporate Secretary; and (ii) our Senior Vice President, DynGlobal. Inclusive of the $1.4 million and $3.2 million recognized during the three and six months ended June 24, 2016 in COAC consulting fees, we recognized $0.7 million and $1.3 million of administrative expense in conjunction with these two COAC individuals for the three months and six months ended June 24, 2016, respectively. Inclusive of the $2.5 million and $4.2 million recognized during the three and six months ended June 26, 2015 in COAC consulting fees, we recognized $1.4 million and $2.3 million of administrative expense in conjunction with seconded COAC employees for the three and six months ended June 26, 2015, respectively.
The New Senior Credit Facility permits payments under the COAC Agreement or any transaction contemplated thereby not to exceed $6 million per fiscal year with respect to executives seconded from COAC and personnel of COAC that provide services to us at cost on a weekly, monthly or pro-rated basis.
Certain members of executive management and board members of the Company and seconded COAC individuals may have agreements and conduct business with Cerberus and its affiliates for which they receive compensation. We recognize such compensation as an expense in the consolidated financial statements.
Joint Ventures and Variable Interest Entities
We account for our investments in VIEs in accordance with ASC 810 - Consolidation. In cases where we have (i) the power to direct the activities of the VIE that most significantly impact its economic performance and (ii) the obligation to absorb losses of the VIE that could potentially be significant or the right to receive benefits from the entity that could potentially be significant to the VIE, we consolidate the entity. Alternatively, in cases where all of the aforementioned criteria are not met, the investment is accounted for under the equity method. As of June 24, 2016, we accounted for PaTH, CRS, Babcock, GRS and GLS as equity method investments. Alternatively, we consolidated DIFZ based on the aforementioned criteria. We present our share of the PaTH, CRS, GRS and GLS earnings in Earnings from equity method investees as these joint ventures are considered operationally integral. Alternatively, we present our share of the Babcock earnings in Other income, net as it is not considered operationally integral.
Receivables due from our unconsolidated joint ventures totaled $0.8 million and $0.5 million as of June 24, 2016 and December 31, 2015, respectively. These receivables are a result of items purchased and services rendered by us on behalf of our unconsolidated joint ventures. We have assessed these receivables as having minimal collection risk based on our historic experience with these joint ventures and our inherent influence through our ownership interest.
We did not earn revenue from our unconsolidated joint ventures during the three and six months ended June 24, 2016. The related revenue we earned from our unconsolidated joint ventures totaled $0.3 million and $0.4 million during the three and six months ended June 26, 2015, respectively. The related cost of services was $0.1 million and $0.3 million during the three and six months ended June 24, 2016 and $0.2 million and $0.4 million during the three and six months ended June 26, 2015, respectively. Additionally, we earned $0.3 million and $0.7 million in equity method income (includes operationally integral and non-integral income) during the three and six months ended June 24, 2016 and $0.4 million and $0.9 million in equity method income during the three and six months ended June 26, 2015, respectively.
GLS’ revenue was $11.2 million and $21.1 million during the three and six months ended June 24, 2016, respectively, and $6.8 million and $13.5 million during the three and six months ended June 26, 2015. GLS’ operating and net loss was $0.7 million and $1.5 million during the three and six months ended June 24, 2016, and $0.1 million and $0.6 million during the three and six months ended June 26, 2015, respectively.

We currently hold one promissory note included in Other assets on our consolidated balance sheet from Palm Trading Investment Corp, which had an aggregate initial value of $9.2 million. The loan balance outstanding was $2.4 million and $2.5 million as of June 24, 2016 and December 31, 2015, respectively, reflecting the initial value plus accrued interest, less payments against the promissory note. The fair value of the note receivable is not materially different from its carrying value.
As discussed above and in accordance with ASC 810 - Consolidation, we consolidate DIFZ. The following tables present selected financial information for DIFZ as of June 24, 2016 and December 31, 2015 and for the three and six months ended June 24, 2016 and June 26, 2015:

	As Of
(Amounts in millions)	June 24, 2016	December 31, 2015
Assets	$5.1	$4.7
Liabilities	1.9	1.1

	Three Months Ended		Six Months Ended
(Amounts in millions)	June 24, 2016	June 26, 2015	June 24, 2016	June 26, 2015
Revenue	$45.9	$55.6	$85.7	$107.3
The following tables present selected financial information for our equity method investees as of June 24, 2016 and December 31, 2015 and for the three and six months ended June 24, 2016 and June 26, 2015:

	As Of
(Amounts in millions)	June 24, 2016	December 31, 2015
Current assets	$41.8	$32.2
Total assets	43.0	32.2
Current liabilities	20.4	12.5
Total liabilities	20.4	12.5

	Three Months Ended		Six Months Ended
(Amounts in millions)	June 24, 2016	June 26, 2015	June 24, 2016	June 26, 2015
Revenue	$22.5	$21.5	$37.4	$67.3
Gross profit	1.0	3.5	1.5	8.7
Net income	1.0	2.8	0.8	6.8
Many of our joint ventures and VIEs only perform on a single contract. The modification or termination of a contract under a joint venture or VIE could trigger an impairment in the fair value of our investment in these entities. In the aggregate, our maximum exposure to losses as a result of our investment consists of our (i) $10.5 million investment in unconsolidated joint ventures, (ii) $0.8 million in receivables from our unconsolidated joint ventures, (iii) $2.4 million note receivable from Palm Trading Investment Corp. and (iv) contingent liabilities that were neither probable nor reasonably estimable as of June 24, 2016.

Note 11 — Consolidating Financial Statements of Subsidiary Guarantors
The Senior Unsecured Notes and the New Notes issued by DynCorp International Inc. ("Subsidiary Issuer"), the Senior Credit Facility and the term loan under the Third Lien Credit Agreement are fully and unconditionally guaranteed, jointly and severally, by the Company ("Parent") and the following domestic subsidiaries of Subsidiary Issuer: DynCorp International LLC, DTS Aviation Services LLC, DynCorp Aerospace Operations LLC, DynCorp International Services LLC, DIV Capital Corporation, Dyn Marine Services of Virginia LLC, Services International LLC, Worldwide Management and Consulting Services LLC, Worldwide Recruiting and Staffing Services LLC, Heliworks LLC, Phoenix Consulting Group, LLC and Casals & Associates, Inc. ("Subsidiary Guarantors"). Each of the Subsidiary Issuer and the Subsidiary Guarantors is 100% owned by the Company. Under the Senior Unsecured Notes Indenture and the Indenture governing the New Notes, a guarantee of a Subsidiary Guarantor will terminate upon the following customary circumstances: (i) the sale of the capital stock of such Subsidiary Guarantor if such sale complies with the indenture; (ii) the designation of such Subsidiary Guarantor as an unrestricted subsidiary; (iii) if such Subsidiary Guarantor no longer guarantees certain other indebtedness of the Subsidiary Issuer or (iv) the defeasance or discharge of the indenture.
The following condensed consolidating financial statements present (i) unaudited condensed consolidating balance sheets as of June 24, 2016 and December 31, 2015, (ii) unaudited condensed consolidating statements of operations and comprehensive loss for the three and six months ended June 24, 2016 and June 26, 2015, (iii) unaudited condensed consolidating statements of cash flows for the six months ended June 24, 2016 and June 26, 2015 and (iii) elimination entries necessary to consolidate Parent and its subsidiaries.
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
DynCorp International Inc. is considered the Subsidiary Issuer as it issued the Senior Unsecured Notes and the New Notes.

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Operations Information
For the Three Months Ended June 24, 2016

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$—	$454,412	$51,980	$(55,425)	$450,967
Cost of services	—	—	(414,335)	(51,437)	55,411	(410,361)
Selling, general and administrative expenses	—	—	(36,927)	(44)	12	(36,959)
Depreciation and amortization expense	—	—	(8,737)	(176)	2	(8,911)
Earnings from equity method investees	—	—	335	—	—	335
Impairment of goodwill, intangibles and long-lived assets	—	—	—	—	—	—
Operating income	—	—	(5,252)	323	—	(4,929)
Interest expense	—	(16,762)	(698)	—	—	(17,460)
Loss on early extinguishment of debt	—	(328)	—	—	—	(328)
Interest income	—	—	20	2	—	22
Equity in (loss) income of consolidated subsidiaries	(25,121)	(14,013)	(97)	—	39,231	—
Other income, net	—	—	4,690	(79)	—	4,611
(Loss) income before income taxes	(25,121)	(31,103)	(1,337)	246	39,231	(18,084)
Benefit (provision) for income taxes	—	5,982	(12,676)	(35)	—	(6,729)
Net (loss) income	(25,121)	(25,121)	(14,013)	211	39,231	(24,813)
Noncontrolling interests	—	—	—	(308)	—	(308)
Net (loss) income attributable to Delta Tucker Holdings, Inc.	$(25,121)	$(25,121)	$(14,013)	$(97)	$39,231	$(25,121)

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Operations Information
For the Three Months Ended June 26, 2015

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$—	$494,516	$62,041	$(66,387)	$490,170
Cost of services	—	—	(444,118)	(61,447)	66,372	(439,193)
Selling, general and administrative expenses	—	—	(41,454)	(22)	15	(41,461)
Depreciation and amortization expense	—	—	(9,087)	(201)	—	(9,288)
Earnings from equity method investees	—	—	56	—	—	56
Impairment of goodwill, intangibles and long-lived assets	—	—	(86,795)	—	—	(86,795)
Operating (loss) income	—	—	(86,882)	371	—	(86,511)
Interest expense	—	(16,363)	(809)	—	—	(17,172)
Interest income	—	—	25	—	—	25
Equity in (loss) income of consolidated subsidiaries	(90,055)	(79,419)	58	—	169,416	—
Other income, net	—	—	608	—	—	608
(Loss) income before income taxes	(90,055)	(95,782)	(87,000)	371	169,416	(103,050)
Benefit for income taxes	—	5,727	7,581	(15)	—	13,293
Net (loss) income	(90,055)	(90,055)	(79,419)	356	169,416	(89,757)
Noncontrolling interests	—	—	—	(298)	—	(298)
Net (loss) income attributable to Delta Tucker Holdings, Inc.	$(90,055)	$(90,055)	$(79,419)	$58	$169,416	$(90,055)

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Operations Information
For the Six Months Ended June 24, 2016

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$—	$877,839	$96,798	$(103,680)	$870,957
Cost of services	—	—	(790,113)	(96,396)	103,650	(782,859)
Selling, general and administrative expenses	—	—	(71,009)	(65)	26	(71,048)
Depreciation and amortization expense	—	—	(16,862)	(345)	4	(17,203)
Earnings from equity method investees	—	—	702	—	—	702
Impairment of goodwill, intangibles and long-lived assets	—	—	—	—	—	—
Operating (loss) income	—	—	557	(8)	—	549
Interest expense	—	(32,040)	(1,387)	—	—	(33,427)
Loss on early extinguishment of debt	—	(328)	—	—	—	(328)
Interest income	—	—	79	3	—	82
Equity in (loss) income of consolidated subsidiaries	(39,881)	(18,842)	(644)	—	59,367	—
Other income, net	—	—	5,049	(86)	—	4,963
(Loss) income before income taxes	(39,881)	(51,210)	3,654	(91)	59,367	(28,161)
Benefit (provision) for income taxes	—	11,329	(22,496)	(57)	—	(11,224)
Net (loss) income	(39,881)	(39,881)	(18,842)	(148)	59,367	(39,385)
Noncontrolling interests	—	—	—	(496)	—	(496)
Net (loss) income attributable to Delta Tucker Holdings, Inc.	$(39,881)	$(39,881)	$(18,842)	$(644)	$59,367	$(39,881)

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Operations Information
For the Six Months Ended June 26, 2015

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$—	$966,041	$119,307	$(128,156)	$957,192
Cost of services	—	—	(873,509)	(117,967)	128,125	(863,351)
Selling, general and administrative expenses	—	—	(72,685)	(29)	31	(72,683)
Depreciation and amortization expense	—	—	(15,770)	(778)	—	(16,548)
Earnings from equity method investees	—	—	125	—	—	125
Impairment of goodwill, intangibles and long-lived assets	—	—	(86,795)	—	—	(86,795)
Operating (loss) income	—	—	(82,593)	533	—	(82,060)
Interest expense	—	(31,937)	(1,291)	—	—	(33,228)
Interest income	—	—	40	2	—	42
Equity in (loss) income of consolidated subsidiaries	(104,888)	(84,129)	(446)	—	189,463	—
Other income, net	—	—	1,520	82	—	1,602
(Loss) income before income taxes	(104,888)	(116,066)	(82,770)	617	189,463	(113,644)
Benefit for income taxes	—	11,178	(1,359)	(334)	—	9,485
Net (loss) income	(104,888)	(104,888)	(84,129)	283	189,463	(104,159)
Noncontrolling interests	—	—	—	(729)	—	(729)
Net (loss) income attributable to Delta Tucker Holdings, Inc.	$(104,888)	$(104,888)	$(84,129)	$(446)	$189,463	$(104,888)

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Comprehensive Loss Information
For the Three Months Ended June 24, 2016

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net (loss) income	$(25,121)	$(25,121)	$(14,013)	$211	$39,231	$(24,813)
Other comprehensive income:
Currency translation adjustment	(1)	(1)	—	(1)	2	(1)
Other comprehensive income, before tax	(1)	(1)	—	(1)	2	(1)
Income tax expense related to items of other comprehensive income	—	—	—	—	—	—
Other comprehensive income	(1)	(1)	—	(1)	2	(1)
Comprehensive loss	(25,122)	(25,122)	(14,013)	210	39,233	(24,814)
Noncontrolling interests	—	—	—	(308)	—	(308)
Comprehensive loss attributable to Delta Tucker Holdings, Inc.	$(25,122)	$(25,122)	$(14,013)	$(98)	$39,233	$(25,122)

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Comprehensive (Loss) Income Information
For the Three Months Ended June 26, 2015

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net (loss) income	$(90,055)	$(90,055)	$(79,419)	$356	$169,416	$(89,757)
Other comprehensive loss:
Currency translation adjustment	11	11	—	11	(22)	11
Other comprehensive loss, before tax	11	11	—	11	(22)	11
Income tax benefit related to items of other comprehensive loss	(4)	(4)	—	(4)	8	(4)
Other comprehensive loss	7	7	—	7	(14)	7
Comprehensive (loss) income	(90,048)	(90,048)	(79,419)	363	169,402	(89,750)
Noncontrolling interests	—	—	—	(298)	—	(298)
Comprehensive (loss) income attributable to Delta Tucker Holdings, Inc.	$(90,048)	$(90,048)	$(79,419)	$65	$169,402	$(90,048)

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Comprehensive Loss Information
For the Six Months Ended June 24, 2016

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net (loss) income	$(39,881)	$(39,881)	$(18,842)	$(148)	$59,367	$(39,385)
Other comprehensive loss:
Currency translation adjustment	2	2	—	2	(4)	2
Other comprehensive loss, before tax	2	2	—	2	(4)	2
Income tax benefit related to items of other comprehensive loss	(1)	(1)	—	(1)	2	(1)
Other comprehensive loss	1	1	—	1	(2)	1
Comprehensive (loss) income	(39,880)	(39,880)	(18,842)	(147)	59,365	(39,384)
Noncontrolling interests	—	—	—	(496)	—	(496)
Comprehensive loss attributable to Delta Tucker Holdings, Inc.	$(39,880)	$(39,880)	$(18,842)	$(643)	$59,365	$(39,880)

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Comprehensive (Loss) Income Information
For the Six Months Ended June 26, 2015

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net (loss) income	$(104,888)	$(104,888)	$(84,129)	$283	$189,463	$(104,159)
Other comprehensive loss:
Currency translation adjustment	(101)	(101)	—	(101)	202	(101)
Other comprehensive loss, before tax	(101)	(101)	—	(101)	202	(101)
Income tax benefit related to items of other comprehensive loss	36	36	—	36	(72)	36
Other comprehensive loss	(65)	(65)	—	(65)	130	(65)
Comprehensive (loss) income	(104,953)	(104,953)	(84,129)	218	189,593	(104,224)
Noncontrolling interests	—	—	—	(729)	—	(729)
Comprehensive (loss) income attributable to Delta Tucker Holdings, Inc.	$(104,953)	$(104,953)	$(84,129)	$(511)	$189,593	$(104,953)

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Balance Sheet Information
June 24, 2016

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
	ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$72,240	$24,024	$—	$96,264
Restricted cash	—	20,499	464	—	—	20,963
Accounts receivable, net	—	—	345,770	4,190	(20,175)	329,785
Intercompany receivables	—	—	220,170	12,444	(232,614)	—
Prepaid expenses and other current assets	—	—	53,495	2,231	(401)	55,325
Total current assets	—	20,499	692,139	42,889	(253,190)	502,337
Property and equipment, net	—	—	14,799	988	—	15,787
Goodwill	—	—	9,694	32,399	—	42,093
Tradenames, net	—	—	28,536	—	—	28,536
Other intangibles, net	—	—	99,692	14	—	99,706
Investment in subsidiaries	—	599,117	54,520	—	(653,637)	—
Other assets, net	—	—	11,636	4,683	—	16,319
Total assets	$—	$619,616	$911,016	$80,973	$(906,827)	$704,778

	LIABILITIES & DEFICIT
Current liabilities:
Current portion of long-term debt	$—	$60,001	$—	$—	$—	$60,001
Accounts payable	—	—	83,009	2,237	(2,030)	83,216
Accrued payroll and employee costs	—	—	88,734	3,682	—	92,416
Intercompany payables	43,524	176,646	12,419	25	(232,614)	—
Deferred income taxes	—	—		—	—	—
Accrued liabilities	208,390	25,222	80,304	20,509	(226,896)	107,529
Income taxes payable	—	—	14,042	—	(40)	14,002
Total current liabilities	251,914	261,869	278,508	26,453	(461,580)	357,164
Long-term debt	—	566,137	—	—	—	566,137
Long-term deferred taxes	1,556	—	15,408	—	—	16,964
Other long-term liabilities	—	—	12,488	—	—	12,488
Noncontrolling interests	—	—	5,495	—	—	5,495
(Deficit) equity	(253,470)	(208,390)	599,117	54,520	(445,247)	(253,470)
Total liabilities and deficit	$—	$619,616	$911,016	$80,973	$(906,827)	$704,778

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Balance Sheet Information
December 31, 2015

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
	ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$95,365	$13,417	$—	$108,782
Restricted cash	—	—	721	—	—	721
Accounts receivable, net	—	—	389,773	11	(3,687)	386,097
Intercompany receivables	—	—	199,364	15,180	(214,544)	—
Prepaid expenses and other current assets	—	—	54,364	1,825	(506)	55,683
Assets held for sale	—	—	7,913	—	—	7,913
Total current assets	—	—	747,500	30,433	(218,737)	559,196
Property and equipment, net	—	—	14,617	1,077	—	15,694
Goodwill	—	—	9,694	32,399	—	42,093
Tradenames, net	—	—	28,536	—	—	28,536
Other intangibles, net	—	—	113,256	223	—	113,479
Investment in subsidiaries	—	650,005	55,460	—	(705,465)	—
Long-term deferred taxes	—	—	13,364	—	—	13,364
Other assets, net	—	—	10,616	1,711	—	12,327
Total assets	$—	$650,005	$993,043	$65,843	$(924,202)	$784,689

	LIABILITIES & DEFICIT
Current liabilities:
Current portion of long-term debt	$—	$184,866	$—	$—	$—	$184,866
Accounts payable	—	—	85,374	6,138	(902)	90,610
Accrued payroll and employee costs	—	—	96,800	3,881	—	100,681
Intercompany payables	45,079	154,285	15,180	—	(214,544)	—
Deferred income taxes	—	—	27,310	24	—	27,334
Accrued liabilities	168,883	27,572	90,013	340	(172,090)	114,718
Liabilities held for sale	—	—	784	—	—	784
Income taxes payable	—	—	8,214	—	(84)	8,130
Total current liabilities	213,962	366,723	323,675	10,383	(387,620)	527,123
Long-term debt	—	452,165	—	—	—	452,165
Other long-term liabilities	—	—	13,571	—	—	13,571
Noncontrolling interests	—	—	5,792	—	—	5,792
(Deficit) Equity	(213,962)	(168,883)	650,005	55,460	(536,582)	(213,962)
Total liabilities and deficit	$—	$650,005	$993,043	$65,843	$(924,202)	$784,689

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Cash Flow Information
For the Six Months Ended June 24, 2016

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$2,119	$45,981	$(15,849)	$(4,098)	$(530)	$27,623
Cash flows from investing activities:
Purchase of property and equipment	—	—	(1,858)	(24)	—	(1,882)
Proceeds from sale of property, plant and equipment	—	—	799	—	—	799
Purchase of software	—	—	(1,417)	—	—	(1,417)
Restriction on cash related to Cerberus 3L Notes	—	(20,242)	—	—	—	(20,242)
Return of capital from equity method investees	—	—	1,104	—	—	1,104
Contributions to equity method investees	—	—	(4,056)	—	—	(4,056)
Transfers from (to) affiliates	—	—	13,938	15,787	(29,725)	—
Net cash provided by investing activities	—	(20,242)	8,510	15,763	(29,725)	(25,694)
Cash flows from financing activities:
Borrowings on revolving credit facilities	—	18,000	—	—	—	18,000
Payments on revolving credit facilities	—	(18,000)	—	—	—	(18,000)
Payments on senior secured credit facility	—	(187,272)	—	—	—	(187,272)
Borrowing under new senior credit facility	—	192,882	—	—	—	192,882
Borrowing under Cerberus 3L notes	—	30,000	—	—	—	30,000
Payment to bondholders for Exchange Offer	—	(45,000)	—	—	—	(45,000)
Payment of deferred financing costs	—	(4,878)	—	—	—	(4,878)
Equity contribution from affiliates to Cerberus	—	350	—	—	—	350
Payments of dividends to noncontrolling interests	—	—	—	(1,058)	529	(529)
Net transfers from/(to) Parent/subsidiary	(2,119)	(11,821)	(15,786)	—	29,726	—
Net cash used in financing activities	(2,119)	(25,739)	(15,786)	(1,058)	30,255	(14,447)
Net (decrease) increase in cash and cash equivalents	—	—	(23,125)	10,607	—	(12,518)
Cash and cash equivalents, beginning of period	—	—	95,365	13,417	—	108,782
Cash and cash equivalents, end of period	$—	$—	$72,240	$24,024	$—	$96,264

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Cash Flow Information
For The Six Months Ended June 26, 2015

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$1,574	$20,133	$(47,370)	$13,222	$(514)	$(12,955)
Cash flows from investing activities:
Purchase of property and equipment	—	—	(977)	(1,146)	—	(2,123)
Purchase of software	—	—	(847)	—	—	(847)
Return of capital from equity method investees	—	—	3,683	—	—	3,683
Contributions to equity method investees	—	—	(500)	—	—	(500)
Transfers from (to) affiliates	—	—	21,708	14,680	(36,388)	—
Net cash provided by investing activities	—	—	23,067	13,534	(36,388)	213
Cash flows from financing activities:
Borrowings on long-term debt	—	100,000	—	—	—	100,000
Payments on long-term debt	—	(100,000)	—	—	—	(100,000)
Payments related to financed insurance	—	—	(2,055)	—	—	(2,055)
Payments of dividends to Parent	—	—	—	(1,028)	514	(514)
Net transfers from/(to) Parent/subsidiary	(1,574)	(20,133)	(14,681)	—	36,388	—
Net cash used in financing activities	(1,574)	(20,133)	(16,736)	(1,028)	36,902	(2,569)
Net (decrease) increase in cash and cash equivalents	—	—	(41,039)	25,728	—	(15,311)
Cash and cash equivalents, beginning of period	—	—	87,300	6,704	—	94,004
Cash and cash equivalents, end of period	$—	$—	$46,261	$32,432	$—	$78,693

Note 12 — Subsequent Events
We evaluated potential subsequent events occurring after the period end date through the date the financial statements were issued and concluded that there were no material subsequent events for the quarter ended June 24, 2016, except as disclosed within the Notes to the unaudited condensed consolidated financial statements.

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
As previously disclosed in the 2015 Annual Report, the Company has been engaged in a recompete process related to the INL Air Wing contract. As stated in the 2015 Annual Report, in October 2015, the Company received notification of a new competitive range decision that reinstated the Company’s proposal back into the competitive range for the recompete regarding services after October 2016. The DoS notified the Company that they have closed discussions and have requested the Company’ final proposal by May 4, 2016, which the Company submitted on May 4, 2016. On June 3, 2016 the DoS Office of Acquisition Management posted a Justification and Approval (“J&A”) for other than full and open competition detailing its intent to extend the INL Air Wing contract for a period of 12 months.

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
External Factors
While the timeline for Congressional resolution of the fiscal year 2017 national security funding bills remains unclear, the general parameters for topline spending were determined in the Bipartisan Budget Act of 2015 ("BBA"). The BBA allows for a return to growth in the defense base budget. In addition to topline growth, the President’s Budget Request ("PBR") for defense is focused on readiness. In short, the services are focused on reconstituting a force that is trained, equipped and maintained at a level to meet the global strategic threat environment. A return to relative budget stability, as well as the focus on readiness activities, provides relief to the defense services sector after an extended period of downward pressure.
Even with political challenges remaining, we have seen improvements on the domestic budgetary front. In contrast, the international environment continues to be driven by instability, with ongoing and potential conflicts around the globe. Global events are driving adjustments to U.S. national security and foreign policy objectives, as well as the requirements, funding levels and mechanisms to support necessary policy shifts. External factors influencing the industry continue to include:

•	Adhering to discretionary spending caps mandated by the Budget Control Act of 2011 ("BCA");

•	Troop levels and tempo of operations in Afghanistan;

•	Conflicts in Iraq, Syria and the wider Middle East; and

•	Increased instability and challenges to the existing international framework.
The BBA addresses the BCA spending caps by adding $30 billion in fiscal year 2017, equally split between the Security and Non-Security budget accounts. The budget deal also includes an additional $16 billion in fiscal year 2017 Overseas Contingency Operations ("OCO") funding, which is also equally split between the Security and Non-Security accounts.
The President’s fiscal year budget request is $583 billion with $524 billion in the base budget and $59 billion in OCO. On Operations and Maintenance ("O&M"), the fiscal year 2017 request is $251 billion which reflects a $6.5 billion increase above fiscal year 2016 and reaffirms that this year’s request is a readiness budget. This is especially true for the Army, where O&M increased by $3.5 billion to $63 billion. The Chief of Staff of the Army, General Mark A. Milley, has said on several recent occasions that “combat readiness is our number one priority and there is no other number one.” This statement is indicative of all the services current focus on O&M funded readiness activities.
With regard to OCO, the budget request will prioritize defeating the Islamic State in Syria and the Levant ("ISIL") and funds to deter Russia. Specifically, the request includes $7.5 billion to combat ISIL, which is a 50% increase over fiscal year 2016. Additionally, the President's Request ("PR") will request $3.4 billion for the European Reassurance Initiative ("ERI"), a program to dissuade further Russian aggression; this reflects a striking 330% increase in ERI funding. The OCO request also includes $41 billion for operations in Afghanistan to support maintaining a larger operating presence, in both troops and bases, than previously projected.

Leaders in Congress are concerned that the fiscal year 2017 defense request is insufficient to meet global threats without creating a base budget shortfall. The defense committees are currently in the process of reconciling differing approaches on how to fund the DoD in a manner that provides necessary funding to sustain overseas operations while also addressing the current readiness crisis.
With regard to the international environment, we believe the decision to leave 8,400 troops in Afghanistan, instead of the projected 5,500, the continued increases in the number of U.S. troops being deployed to Iraq, the increased presence of Special Forces advisors and trainers in Syria, the increased operational tempo in both Iraq and Syria and continued instability in Yemen, Ukraine and others, argues for increasing funding for contingency operations.
The U.S. and its allies are confronted with a complex, challenging and often violent world where U.S. leadership is still required. We believe this leadership includes assisting in the development of and equipping of allied security forces and related civil institutions to bolster international stability and security. Meeting these commitments requires human and financial resources. While the defense budget has stabilized, the above mentioned series of conflicts and strategic threats exist over and above anticipated funding requirements. As such, Secretary of Defense Ashton Carter has recently stated that the Administration is considering submitting an emergency supplemental appropriations request to Congress to pay for the unanticipated costs for deployed troops and operational tempo.
From a business perspective, challenges exist that could adversely impact the services sector on a short-term basis, including: the continued usage of Low Price Technically Acceptable and other solely cost focused contracting mechanisms, as well as delays by the U.S. government for contract competes and awards. However, we believe the following longer-term industry trends demonstrate the continued demand for the types of services we provide:

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

We expect international instability to persist, especially in the Middle East. We also believe U.S. defense ties and presence throughout the region will continue to be of vital strategic interest to the U.S. and our allies. Base operations, logistics support and maintenance capacity will be key enablers in this environment and we are especially well-positioned to provide these services to both U.S. forces and allied nations.

Notable Events for the six months ended June 24, 2016 and to date

•
In March 2016, DynLogistics was awarded the G4 Worldwide Logistics Support contract from the United States Army's Intelligence and Security Command to provide multi-disciplined engineering, facilities and logistical support. The contract has a one-year base period, with four one-year options and a total potential contract value of $320.5 million.

•
On April 30, 2016, the Company entered into Amendment No. 5 to the Senior Credit Facility, which became effective on June 15, 2016, and on May 2, 2016, the Company launched the Exchange Offer and Consent Solicitation, as further described in Note 7 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

•
In May 2016, DynAviation announced the award of a contract in support of the Advanced Military Maintenance and Repair Overhaul Center ("AMMROC") and the United Arab Emirates ("UAE") military to provide support to the military aircraft and facilities of the UAE. The contract has a one-year base period with two, one-year options with a total potential value of $102 million.

•
On May 26, 2016, we were notified that the Company’s claim before the Armed Services Board of Contract Appeals seeking contractual reinterpretation and restructure on a specific U.S. Air Force contract was denied. Based on the outcome, the customer is now requiring the Company to process additional engines. We have reached an agreement with the U.S. Air Force related to performance requirements on this contract and we recorded a charge associated with this matter in the second quarter of 2016.

•
In June 2016, DynLogistics announced the award of the Al Udeid Civil Engineer ("CE") Base Operation Support ("BOS") Services task order on the Air Force Augmentation Program ("AFCAP IV") from the U.S. Air Force to provide engineering support, fire support, pavement sweeping, facility management, Industrial Chilled Water Systems ("ICWS") and Industrial Controls Systems ("ICS") training, and electrical power production and distribution at the Al Udeid Air Base in Qatar. The task order has a one-year base period, with four one-year options and a total potential task order value of $42.3 million.

•
In June 2016, DynLogistics announced the award of the Al Dhafra CE Support Services task order on AFCAP IV from the U.S. Air Force to provide all personnel, labor, vehicles, supervision, training, design, equipment, safety equipment and other items necessary to perform security barriers maintenance and repair, fire alarm and fire suppression system maintenance and repair, and engineering and design support services at Al Dhafra Air Base in the UAE. The task order has a one-year base period, with two one-year options and one six-month option period and a total potential task order value of $8.6 million.

•
In June 2016, DynLogistics announced the award of the Southwest Asia ("SWA") Transient Aircraft Services ("TAS") task order on AFCAP IV from the U.S. Air Force to provide personnel, supervision and other services as necessary to operate fixed and rotary wing aircraft. The task order has a one-year base period, with four one-year options and one six-month option period and a total potential task order value of $29.0 million.

•	On June 3, 2016 the DoS Office of Acquisition Management posted a J&A for other than full and open competition detailing its intent to extend the INL Air Wing contract for a period of 12 months.

•
On June 15, 2016, in connection with the consummation of the Exchange Offer and Consent Solicitation, $415.7 million principal amount of our Senior Unsecured Notes were exchanged for $45.0 million cash and $370.6 million aggregate principal amount of newly issued New Notes, and the amendments to the Senior Unsecured Notes Indenture that were the subject of the Consent Solicitation became effective, as further described in Note 7 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

•
On June 15, 2016, DynCorp Funding LLC, a limited liability company managed by Cerberus, entered into the Cerberus 3L Notes, in which $30 million was provided to us, as further described in Note 7 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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
Our historical contract mix by type, as a percentage of revenue, is indicated in the table below.

	Three Months Ended		Six Months Ended
	June 24, 2016	June 26, 2015	June 24, 2016	June 26, 2015
Fixed-Price	46%	37%	46%	38%
Time-and-Materials	5%	14%	4%	13%
Cost-Reimbursement	49%	49%	50%	49%
Total	100%	100%	100%	100%
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

The following table sets forth our approximate backlog as of the dates indicated:

	As Of
(Amounts in millions)	June 24, 2016	December 31, 2015
Funded backlog	$1,194	$1,183
Unfunded backlog	1,501	1,859
Total	$2,695	$3,042
The decrease in backlog as of June 24, 2016 was primarily due to revenue outpacing orders as potential contract wins continue to be pushed to subsequent periods.

Results of Operations

Consolidated Three Months Ended June 24, 2016 compared to the Three Months Ended June 26, 2015
The following tables set forth our unaudited consolidated results of operations, both in dollars and as a percentage of revenue, for the three months ended June 24, 2016 and June 26, 2015:

	Three Months Ended
(Amounts in thousands)	June 24, 2016		June 26, 2015
Revenue	$450,967	100.0%	$490,170	100.0%
Cost of services	(410,361)	(91.0)	(439,193)	(89.6)
Selling, general and administrative expenses	(36,959)	(8.2)	(41,461)	(8.5)
Depreciation and amortization expense	(8,911)	(2.0)	(9,288)	(1.9)
Earnings from equity method investees	335	0.1	56	—
Impairment of goodwill, intangibles and long lived assets	—	—	(86,795)	(17.7)
Operating loss	(4,929)	(1.1)	(86,511)	(17.7)
Interest expense	(17,460)	(3.9)	(17,172)	(3.5)
Loss on early extinguishment of debt	(328)	(0.1)	—	—
Interest income	22	—	25	—
Other income, net	4,611	1.0	608	0.1
Loss before income taxes	(18,084)	(4.1)	(103,050)	(21.1)
(Provision) benefit for income taxes	(6,729)	(1.5)	13,293	2.7
Net loss	(24,813)	(5.6)	(89,757)	(18.4)
Noncontrolling interests	(308)	(0.1)	(298)	(0.1)
Net loss attributable to Delta Tucker Holdings, Inc.	$(25,121)	(5.7)	$(90,055)	(18.5)
Revenue — Revenue for the three months ended June 24, 2016 was $451.0 million, a decrease of $39.2 million, or 8.0%, compared to $490.2 million for the three months ended June 26, 2015. The decrease was primarily driven by the continued drawdown of U.S. forces in Afghanistan which impacted the demand for services under our LOGCAP IV program and lower content on the INL Air Wing program, partially offset by new contracts wins in our DynLogistics segment. See further discussion of our revenue results in the "Results by Segment" section below.
Cost of services — Cost of services are comprised of direct labor, direct material, overhead, subcontractors, travel, supplies and other miscellaneous costs. Cost of services for the three months ended June 24, 2016 was $410.4 million, a decrease of $28.8 million, or 6.6%, compared to the three months ended June 26, 2015. The decrease in Cost of services was primarily driven by a reduction in demand for services, consistent with the decline in revenue, as discussed above. As a percentage of revenue, Cost of services increased to 91.0% for the three months ended June 24, 2016 compared to 89.6% for the three months ended June 26, 2015 primarily due to an additional charge on a U.S. Air Force contract. See further discussion of the impact of program margins in the "Results by Segment" section below.
Selling, general and administrative expenses ("SG&A") — SG&A primarily relates to functions such as management, legal, financial accounting, contracts and administration, human resources, management information systems, purchasing, and business development. SG&A decreased by $4.5 million, or 10.9%, to $37.0 million during the three months ended June 24, 2016 primarily as a result of a decrease in legal expenses, partially offset by costs of our Global Advisory Group. SG&A as a percentage of revenue decreased to 8.2% for the three months ended June 24, 2016 compared to 8.5% for the three months ended June 26, 2015 as a result of the reduction in SG&A discussed above.
Earnings from equity method investees — Earnings from equity method investees include our proportionate share of the income of our equity method investees deemed to be operationally integral to our business, such as Partnership for Temporary Housing LLC (“PaTH”), Contingency Response Services LLC (“CRS”), Global Response Services LLC (“GRS”) and Global Linguist Solutions ("GLS"). Earnings from operationally integral unconsolidated affiliates for the three months ended June 24, 2016 was $0.3 million primarily as a result of activity in our PaTH joint venture, as compared to $0.1 million for the three months ended June 26, 2015. We expect our earnings from equity method investees to remain minimal throughout the remainder of the year unless additional task orders are received by our joint ventures. See Note 10 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

Interest expense — Interest expense for the three months ended June 24, 2016 was $17.5 million, an increase of $0.3 million, or 1.7%, compared to the three months ended June 26, 2015. The increase is primarily due to the PIK interest on our New Notes effective January 1, 2016.
Other income, net — Other income, net consists primarily of our share of earnings from Babcock DynCorp Limited ("Babcock"), sublease income, gains/losses from foreign currency, asset sales and other items. Other income, net during the three months ended June 24, 2016 was $4.6 million, an increase of $4.0 million, primarily due to a multi-party settlement agreement that resolves underwriters litigation in which we will recoup $5.0 million of legal expenses and a loss on sale of helicopters.
Income taxes — Our effective tax rate consists of federal and state statutory rates, certain permanent differences and discrete items. The effective tax rate for the three months ended June 24, 2016 was (37.2)%, as compared to 12.9% for the three months ended June 26, 2015, a change primarily driven by an increase in the valuation allowance related to a deferred tax asset which was created by cancellation of debt income resulting from the effects of the refinancing transactions we completed on June 15, 2016.

Consolidated Six Months Ended June 24, 2016 compared to the Six Months Ended June 26, 2015
The following tables set forth our unaudited consolidated results of operations, both in dollars and as a percentage of revenue, for the six months ended June 24, 2016 and June 26, 2015:

	Six Months Ended
(Amounts in thousands)	June 24, 2016		June 26, 2015
Revenue	$870,957	100.0%	$957,192	100.0%
Cost of services	(782,859)	(89.9)	(863,351)	(90.2)
Selling, general and administrative expenses	(71,048)	(8.2)	(72,683)	(7.6)
Depreciation and amortization expense	(17,203)	(2.0)	(16,548)	(1.7)
Earnings from equity method investees	702	0.1	125	—
Impairment of goodwill, intangibles and long lived assets	—	—	(86,795)	(9.1)
Operating income (loss)	549	—	(82,060)	(8.6)
Interest expense	(33,427)	(3.8)	(33,228)	(3.5)
Loss on early extinguishment of debt	(328)	—	—	—
Interest income	82	—	42	—
Other income, net	4,963	0.6	1,602	0.2
Loss before income taxes	(28,161)	(3.2)	(113,644)	(11.9)
(Provision) benefit for income taxes	(11,224)	(1.3)	9,485	1.0
Net loss	(39,385)	(4.5)	(104,159)	(10.9)
Noncontrolling interests	(496)	(0.1)	(729)	(0.1)
Net loss attributable to Delta Tucker Holdings, Inc.	$(39,881)	(4.6)	$(104,888)	(11.0)
Revenue — Revenue for the six months ended June 24, 2016 was $871.0 million, a decrease of $86.2 million, or 9.0%, compared to $957.2 million for the six months ended June 26, 2015. The decrease was primarily driven by the continued drawdown of U.S. forces in Afghanistan, which impacted the demand for services under our LOGCAP IV contract and lower content on the INL Air Wing program, partially offset by new contracts wins in our DynLogistics segment. See further discussion of our revenue results in the "Results by Segment" section below.
Cost of services — Cost of services are comprised of direct labor, direct material, overhead, subcontractors, travel, supplies and other miscellaneous costs. Cost of services for the six months ended June 24, 2016 was $782.9 million, a decrease of $80.5 million, or 9.3%, compared to the six months ended June 26, 2015. The decrease in Cost of services was primarily driven by a reduction in demand for services, consistent with the decline in revenue, as discussed above. As a percentage of revenue, Cost of services improved to 89.9% for the six months ended June 24, 2016 compared to 90.2% for the six months ended June 26, 2015. See further discussion of the impact of program margins in the "Results by Segment" section below.
Selling, general and administrative expenses ("SG&A") — SG&A primarily relates to functions such as management, legal, financial accounting, contracts and administration, human resources, management information systems, purchasing, and business development. SG&A decreased by $1.6 million, or 2.2%, to $71.0 million during the six months ended June 24, 2016 primarily as a result of decreased legal expenses, partially offset by costs of our Global Advisory Group. The costs of our Global Advisory Group also contributed to an increase in SG&A as a percentage of revenue, which increased to 8.2% for the six months ended June 24, 2016 compared to 7.6% for the six months ended June 26, 2015.

Earnings from equity method investees — Earnings from equity method investees include our proportionate share of the income of our equity method investees deemed to be operationally integral to our business, such as PaTH, CRS, GRS and GLS. Earnings from operationally integral unconsolidated affiliates for the six months ended June 24, 2016 was $0.7 million primarily as a result of activity in our PaTH joint venture, as compared to $0.1 million for the six months ended June 26, 2015. We expect our earnings from equity method investees to remain minimal throughout the remainder of the year unless additional task orders are received by our joint ventures. See Note 10 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
Interest expense — Interest expense for the six months ended June 24, 2016 was $33.4 million, an increase of $0.2 million, or 0.6%, compared to the six months ended June 26, 2015. The increase is primarily due to the PIK interest on our New Notes effective January 1, 2016.
Other income, net — Other income, net consists primarily of our share of earnings from Babcock, sublease income, gains/losses from foreign currency, asset sales and other items. Other income, net during the six months ended June 24, 2016 was $5.0 million, an increase of $3.4 million, or 209.8%, primarily due to a multi-party settlement agreement that resolves underwriters litigation in which we will recoup $5.0 million of legal expenses and a loss on sale of helicopters.
Income taxes — Our effective tax rate consists of federal and state statutory rates, certain permanent differences and discreet items. The effective tax rate for the six months ended June 24, 2016 was 39.9%, as compared to 8.3% for the six months ended June 26, 2015, a change primarily driven by recording a valuation allowance against our deferred tax liabilities.

Results by Segment – Three Months Ended June 24, 2016 Compared to Three Months Ended June 26, 2015
The following tables set forth the revenue, both in dollars and as a percentage of our consolidated revenue, operating income (loss) and operating margin for our operating segments for the three months ended June 24, 2016 and June 26, 2015. The following amounts agree to our segment disclosures. See Note 9 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion.

	Three Months Ended
	June 24, 2016		June 26, 2015
(Amounts in thousands)	Revenue	% of Total Revenue	Revenue	% of Total Revenue
DynAviation	$298,647	66.2%	$324,507	66.2%
DynLogistics	152,670	33.9	166,194	33.9
Headquarters (1)	(350)	(0.1)	(531)	(0.1)
Consolidated revenue	$450,967	100.0	$490,170	100.0

	Operating (Loss) Income	Profit Margin	Operating (Loss) Income	(Loss) Profit Margin
DynAviation	$(252)	(0.1)%	$(76,969)	(23.7)%
DynLogistics	15,942	10.4	3,298	2.0
Headquarters (2)	(20,619)		(12,840)
Consolidated operating loss	$(4,929)		$(86,511)

(1)	Represents revenue earned on shared service arrangements for general and administrative services provided to unconsolidated joint ventures and elimination of intercompany items between segments.

(2)
Headquarters operating loss primarily relates to amortization of intangible assets and other costs that are not allocated to segments and are not billable to our U.S. government customers, Global Advisory Group costs and costs associated with the Refinancing Transactions, partially offset by equity method investee income.

DynAviation
Revenue of $298.6 million decreased $25.9 million, or 8.0%, for the three months ended June 24, 2016 compared to the three months ended June 26, 2015 primarily as a result of lower content on the INL Air Wing and Multi Sensor Aerial Intelligence Surveillance and Reconnaissance Operations and Sustainment programs. The decrease in revenue was partially offset by new business from the Saudi Arabian National Guard ("SANG") contract and increased content on the Theater Aviation Sustainment Manager - OCONUS contract.
Operating loss of $0.3 million for the three months ended June 24, 2016 as compared to operating loss of $77.0 million for the three months ended June 26, 2015 was primarily due to the addition of higher margin contract option years, a multi-party settlement agreement that resolves underwriters litigation in which we will recoup $5.0 million of legal expenses and continued

productivity in our Middle East contracts, partially offset by an $8.9 million charge on a U.S. Air Force contract resulting from the denial of our claim before the Armed Services Board of Contract Appeals. The operating loss of $77.0 million for the three months ended June 26, 2015 was primarily due to the goodwill impairment charge of $86.8 million, partially offset by continued organic growth and enhanced productivity on our existing Middle East contracts.
DynLogistics
Revenue of $152.7 million decreased $13.5 million, or 8.1%, for the three months ended June 24, 2016 compared to the three months ended June 26, 2015 primarily as a result of reductions in manning, materials and other direct costs under the Afghan Area of Responsibility ("AOR") task order and completion of the Kuwait task orders under the LOGCAP IV program and the completion of certain other contracts. This decline was partially offset by the new Afghanistan Life Support Services ("ALiSS") contract, the new contract from the U.S. Army Contracting Command to provide technical support services to the Iraqi Army in Taji and growth on the Afghanistan Ministry of Defense task orders. We expect our revenue for the DynLogistics segment to continue to hold in line with our second quarter revenue for the remainder of 2016 despite the decline in the efforts in Afghanistan and with the continued near term pressure on U.S. defense budgets.
Operating income of $15.9 million for the three months ended June 24, 2016 as compared to $3.3 million for the three months ended June 26, 2015 was primarily due to the definitization of cost and fee on certain legacy programs and productivity gains on certain firm fixed-price contracts partially offset by the decline in revenue in 2016.

Results by Segment – Six Months Ended June 24, 2016 Compared to Six Months Ended June 26, 2015
The following tables set forth the revenue, both in dollars and as a percentage of our consolidated revenue, operating income (loss) and operating margin for our operating segments for the six months ended June 24, 2016 and June 26, 2015. The following amounts agree to our segment disclosures. See Note 9 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion.

	Six Months Ended
	June 24, 2016		June 26, 2015
(Amounts in thousands)	Revenue	% of Total Revenue	Revenue	% of Total Revenue
DynAviation	$587,156	67.4%	$634,412	66.3%
DynLogistics	283,859	32.6	322,594	33.7
Headquarters (1)	(58)	—	186	(0.1)
Consolidated revenue	$870,957	100.0	$957,192	100.0

	Operating Income (Loss)	Profit Margin	Operating (Loss) Income	(Loss) Profit Margin
DynAviation	$10,466	1.8%	$(72,371)	(11.4)%
DynLogistics	25,878	9.1	11,006	3.4
Headquarters (2)	(35,795)		(20,695)
Consolidated operating income (loss)	$549		$(82,060)

(1)	Represents revenue earned on shared service arrangements for general and administrative services provided to unconsolidated joint ventures and elimination of intercompany items between segments.

(2)
Headquarters operating loss primarily relates to amortization of intangible assets and other costs that are not allocated to segments and are not billable to our U.S. government customers, Global Advisory Group costs and costs associated with the Refinancing Transactions, partially offset by equity method investee income.

DynAviation
Revenue of $587.2 million decreased $47.3 million, or 7.4%, for the six months ended June 24, 2016 compared to the six months ended June 26, 2015 primarily as a result of lower content on the INL Air Wing program and the completion of certain task orders under the CFT program. The decrease in revenue was partially offset by new business from Naval Aviation Warfighting Development Center ("NAWDC") and SANG contracts and increased content in our Middle East contracts.
Operating income of $10.5 million for the six months ended June 24, 2016 as compared to operating loss of $72.4 million for the six months ended June 26, 2015 was primarily a result of continued awards of incentive fees on a U.S. Navy contract, the addition of higher margin contract option years and a multi-party settlement agreement that resolves underwriters litigation in which we will recoup $5.0 million of legal expenses partially offset by an $8.9 million charge on a U.S. Air Force contract resulting from the denial of our claim before the Armed Services Board of Contract Appeals. The operating loss of $72.4 million for the six months ended June 26, 2015 was primarily due to a goodwill impairment charge of $86.8 million, the completion of contracts that historically commanded higher margins and a contract loss accrual.
DynLogistics
Revenue of $283.9 million decreased $38.7 million, or 12.0%, for the six months ended June 24, 2016 compared to the six months ended June 26, 2015 primarily as a result of reductions in manning, materials and other direct costs under the Afghan AOR task order and completion of the Kuwait task orders under the LOGCAP IV program, de-scoping on the Philippines Operations Support contract and the completion of certain other contracts. This decline was partially offset by the new ALiSS contract, the new contract from the U.S. Army Contracting Command to provide technical support services to the Iraqi Army in Taji and growth on the Afghanistan Ministry of Defense task orders. We expect our revenue for the DynLogistics segment to continue to hold in line with our second quarter revenue for the remainder of 2016 despite the decline in the efforts in Afghanistan and with the continued near term pressure on U.S. defense budgets.
Operating income of $25.9 million for the six months ended June 24, 2016 as compared to $11.0 million for the six months ended June 26, 2015 was primarily due to definitization of fee on certain legacy programs, productivity gains on certain fixed-price contracts and the resolution of a contingent liability, partially offset by the decline in revenue discussed above.

Liquidity and Capital Resources
On April 30, 2016, we executed Amendment No. 5 to the Senior Credit Facility, which provided for the New Senior Credit Facility that became effective on June 15, 2016 upon the satisfaction of certain conditions, including the consummation of the Exchange Offer and the other Refinancing Transactions. Cash generated by operations and borrowings available under our New Senior Credit Facility are our primary sources of short-term liquidity. See Note 7 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion of our New Senior Credit Facility. We believe our cash flow from operations and our available borrowings will be adequate to meet our liquidity needs for the next twelve months. However, our cash flow from operations is heavily dependent upon billing and collection of our accounts receivable and access to our Amended Revolver is dependent upon our meeting financial and non-financial covenants. Significant changes, such as a future government shutdown, further cuts mandated by sequestration or any other limitations in collections, significant future losses on any of our contracts or loss of our ability to access our Amended Revolver, could materially impact liquidity and our ability to fund our working capital needs. Failure to meet covenant obligations prior to its scheduled maturity could result in an earlier elimination of access to our New Senior Credit Facility or other remedies by our Agent, such as the acceleration of our debt, which would materially affect our future expansion strategies and our ability to meet our operational obligations. See further discussion of our covenants in the Financing section below.
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
As further described in Note 7 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, the independent registered public accounting firm that audited our financial statements for the year ended December 31, 2015 included an explanatory paragraph in its audit report regarding our ability to continue as a going concern. Pursuant to Amendment No. 5, required lenders under the Senior Credit Facility agreed to the Senior Credit Facility Waiver, which waived Holdings’, DynCorp International’s and their subsidiaries’ requirement to comply with the covenant that the Company’s annual financial statements include a report from its independent registered public accounting firm without a qualification as to the Company’s ability to continue as a going concern until the earlier of the effectiveness of the New Senior Credit Facility (at which time the waiver of this requirement for the fiscal year ended December 31, 2015 would become permanent) and June 30, 2016. On June 15, 2016, we satisfied the conditions set forth in Amendment No. 5, and therefore, on June 15, 2016, the New Senior Credit Facility became effective, and the Senior Credit Facility Waiver became permanent.
Availability under the Amended Revolver during the two years immediately after June 15, 2016 will be subject to a condition that, if, at the time of a request for revolving loans or an issuance of a letter of credit, the aggregate principal amount of revolving loans plus the face amount of outstanding letters of credit exceeds 50% of the aggregate amount of Amended Revolver commitments at such time, the aggregate amount of unrestricted cash and cash equivalents of DynCorp International and its subsidiaries (giving pro forma effect to requested revolving loans and any application of proceeds thereof or other cash on hand) may not exceed $60 million.
Management believes Days Sales Outstanding ("DSO") is an appropriate way to measure our billing and collections effectiveness. DSO measures the efficiency in collecting our receivables as of the period end date and is calculated based on average daily revenue for the most recent quarter and accounts receivable, net of customer advances, as of the balance sheet date. DSO decreased to 62 days as of June 24, 2016 from 73 days as of December 31, 2015, as we continued to focus on managing our customer payment cycles. We expect cash to continue to be impacted by operational working capital needs, potential acquisitions and interest payments on our indebtedness.

Cash Flow Analysis

	Six Months Ended
(Amounts in thousands)	June 24, 2016	June 26, 2015
Net cash provided by (used in) operating activities	$27,623	$(12,955)
Net cash (used in) provided by investing activities	(25,694)	213
Net cash used in financing activities	(14,447)	(2,569)
Cash Flows
Cash provided by operating activities during the six months ended June 24, 2016 was $27.6 million compared to cash used in operating activities of $13.0 million during the six months ended June 26, 2015. Cash provided by operating activities during the six months ended June 24, 2016 was primarily due to our changes in working capital, driven by a reduction in accounts receivable. Cash used in operating activities during the six months ended June 26, 2015 was primarily driven by our net loss, excluding the impact of impairment, and a reduction in accrued liabilities related to interest payments coupled with cash expended to reduce accounts payable.
Cash used in investing activities during the six months ended June 24, 2016 was $25.7 million compared to cash provided by investing activities of $0.2 million during the six months ended June 26, 2015. Cash used in investing activities during the six months ended June 24, 2016 was primarily due to restricted cash proceeds received from the Cerberus 3L Notes restricted to pay fees and expenses related to the Company's Global Advisory Group, purchases of capital assets and contributions to GLS. Cash provided by investing activities during the six months ended June 26, 2015 was primarily due a return of capital from Babcock, partially offset by purchases of capital assets.
Cash used in financing activities during the six months ended June 24, 2016 was $14.4 million compared to $2.6 million during the six months ended June 26, 2015. Cash used in financing activities during the six months ended June 24, 2016 was primarily the result of the completion of the Refinancing Transactions. Cash used in financing activities during the six months ended June 26, 2015 was primarily the result of payments related to financed insurance.

Financing
In connection with the Merger on July 7, 2010, substantially all of DynCorp International's debt outstanding as of April 2, 2010 was repaid and replaced with new debt described below.
On April 30, 2016, we entered into the Amendment No. 5 to the Senior Credit Facility and entered into the New Senior Credit Facility. On June 15, 2016, the New Senior Credit Facility became effective. The New Senior Credit Facility is secured by substantially all of our assets and is guaranteed by substantially all of our subsidiaries. Pursuant to the terms of the New Senior Credit Facility, among other things, the maturity of certain of the revolving credit commitments was extended into the class B revolving facility and certain lenders provided the New Term Loan, the proceeds of which were used to repay the existing term loans under the Senior Credit Facility in full.
As of June 24, 2016, the New Senior Credit Facility provided for the following:

•	a $207.4 million New Term Loan;

•	the Amended Revolver, consisting of the $24.8 million class A revolving commitments to terminate on July 7, 2016, and $85.8 million class B revolving commitments; and

•
up to $15.0 million in incremental revolving facilities provided by and at the discretion of certain non-debt fund affiliates that are controlled by Cerberus, which shall rank pari passu with, and be on the same terms as, the class B revolving facility.

The New Term Loan under the New Senior Credit Facility was subject to a fee in the amount of 700 basis points, which is reflected as an original issue discount in the balance of the New Term Loan, and each of the lenders holding class B revolving facility commitments on June 15, 2016 were paid an upfront fee equal to 2.00% of the class B revolving facility commitment held by such lender. Availability under the Amended Revolver during the two years immediately after June 15, 2016 will be subject to a condition that, if, at the time of a request for revolving loans or an issuance of a letter of credit, the aggregate principal amount of revolving loans plus the face amount of outstanding letters of credit exceeds 50% of the aggregate amount of Amended Revolver commitments at such time, the aggregate amount of unrestricted cash and cash equivalents of DynCorp International and its subsidiaries (giving pro forma effect to requested revolving loans and any application of proceeds thereof or other cash on hand) may not exceed $60 million.

As of June 24, 2016 and December 31, 2015, the available borrowing capacity under the New Senior Credit Facility and the Senior Credit Facility was approximately $66.0 million and $102.2 million, respectively, and included $44.6 million and $42.6 million, respectively, in issued letters of credit. As of June 24, 2016 and December 31, 2015 there were no amounts borrowed under the Amended Revolver and Revolver, respectively. Amounts borrowed under the Amended Revolver and Revolver are used to fund operations. The class B revolving facility and the New Term Loan mature on July 7, 2019 and July 7, 2020, respectively. See Note 7 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion of potential maturity date acceleration.
We incur quarterly interest payments on both the New Term Loan and the Amended Revolver comprised of (i) interest for New Term Loan and Amended Revolver borrowings, (ii) letter of credit commitments and (iii) unused commitment fees. See Note 7 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information related to the Senior Credit Facility and New Senior Credit Facility.
On June 15, 2016, in connection with the consummation of the Exchange Offer, $415.7 million principal amount of the Senior Unsecured Notes were exchanged for $45.0 million cash and $370.6 million aggregate principal amount of newly issued New Notes. The remaining $39.3 million principal amount of Senior Unsecured Notes mature on July 1, 2017. The interest payments on the Senior Unsecured Notes are payable semi-annually on January 1st and July 1st.
Interest on the New Notes accrues at the rate of 11.875% per annum, comprised of 10.375% per annum in cash and 1.500% per annum payable in kind (“PIK,” and such interest “PIK Interest”). The cash portion of the interest on the New Notes is payable in cash and the PIK Interest on the New Notes is payable in kind, each semi-annually in arrears on January 1 and July 1, commencing on July 1, 2016. See Note 7 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information related to the New Notes.
The weighted-average interest rate as of June 24, 2016 for our debt, excluding the Cerberus 3L Notes, was 10.4%, excluding the impact of deferred financing fees. There were no interest rate hedges in place during the three and six months ended June 24, 2016.
Based on the completion of the Exchange Offer and the satisfaction of conditions set forth in the Third Lien Credit Facility Commitment Letter, dated April 30, 2016, DynCorp Funding LLC, a limited liability company managed by Cerberus Capital Management, L.P., entered into the Third Lien Credit Agreement with us. Under the Third Lien Credit Agreement, DynCorp Funding LLC has funded the Cerberus 3L Notes, a $30 million term loan to us. The proceeds of the Cerberus 3L Notes will be used by DynCorp International to pay fees and expenses (including reimbursement of out-of-pocket expenses) in support of or related to the Company’s Global Advisory Group until June 15, 2018 and, thereafter, for working capital and general corporate purposes.
Debt Covenants and Other Matters
The New Senior Credit Facility contains a number of financial, as well as non-financial, affirmative and negative covenants that we believe are usual and customary. These covenants, among other things, limit our ability to:

•	incur additional indebtedness;

•	create liens on assets;

•	enter into sale and leaseback transactions;

•	make investments, loans, guarantees or advances;

•	make certain acquisitions;

•	sell assets;

•	engage in mergers or acquisitions;

•	pay dividends and make distributions or repurchase capital stock;

•	repay certain other indebtedness;

•	enter into agreements that restrict the ability of our subsidiaries to pay dividends;

•	engage in certain transactions with affiliates;

•	change the business conducted by us or our subsidiaries;

•	amend our organizational documents;

•	change our accounting policies or reporting practices or our fiscal year; and

•	make capital expenditures.
In addition, the New Senior Credit Facility requires us to maintain a maximum total leverage ratio and a minimum interest coverage ratio. The New Senior Credit Facility also requires, solely for the benefit of the lenders under the Amended Revolver, for us to maintain minimum liquidity (based on availability of revolving credit commitments under the New Senior Credit Facility plus unrestricted cash and cash equivalents) as of the end of each fiscal quarter of not less than $60 million through the fiscal quarter ending December 31, 2017, and of not less than $50 million thereafter. The New Senior Credit Facility will also contain customary representations and warranties, affirmative covenants and events of default.

The total leverage ratio under the New Senior Credit Facility is Consolidated Total Debt, as defined in Amendment No. 5 (which definition excludes debt under the Cerberus 3L Notes), less unrestricted cash and cash equivalents (up to $75.0 million) to Consolidated EBITDA, as defined in Amendment No. 5, for the applicable period.
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
The interest coverage ratio under the New Senior Credit Facility is the ratio of Consolidated EBITDA to Consolidated Interest Expense, as defined in Amendment No. 5 (which provides that interest expense with respect to the Cerberus 3L Notes is excluded). The minimum interest coverage ratios under the New Senior Credit Facility are set forth below as follows:

Period Ending	Interest Coverage Ratio
June 24, 2016	1.15 to 1.0
September 30, 2016	1.15 to 1.0
December 31, 2016	1.15 to 1.0
March 31, 2017	1.20 to 1.0
June 30, 2017	1.20 to 1.0
September 29, 2017	1.30 to 1.0
December 31, 2017	1.40 to 1.0
March 30, 2018	1.50 to 1.0
June 29, 2018	1.60 to 1.0
June 30, 2018 and thereafter	1.70 to 1.0
The Indenture governing the New Notes contains various covenants that restrict our ability to:

•	incur additional indebtedness;

•	pay dividends on capital stock or repurchase capital stock;

•	make investments;

•	create liens or use assets as security in other transactions;

•	merge, consolidate or transfer or dispose of substantially all of its assets;

•	engage in transactions with affiliates; and

•	sell certain assets or merge with or into other companies.
These covenants are subject to a number of important exceptions and qualifications.
The Cerberus 3L Notes include covenants consistent with the covenants set forth in the New Notes; provided that each “basket” or “cushion” set forth in the covenants is at least 25% less restrictive than the corresponding provision set forth in the New Notes.
We closely evaluate our expected ability to remain in compliance with our financial maintenance covenants. Based on our current projections, we believe we will be compliant with our financial maintenance covenants for the next twelve months. As of June 24, 2016 and December 31, 2015, we were in compliance with our financial maintenance covenants under the New Senior Credit Facility and the Senior Credit Facility, respectively.

Non-GAAP Measures
We define EBITDA as Generally Accepted Accounting Principles ("GAAP") net loss attributable to Delta Tucker Holdings, Inc. adjusted for interest expense, taxes and depreciation and amortization. Adjusted EBITDA is calculated by adjusting EBITDA for the items described in the table below. We use EBITDA and Adjusted EBITDA as supplemental measures in the evaluation of our business and believe that EBITDA and Adjusted EBITDA provide a meaningful measure of operational performance on a consolidated basis because it eliminates the effects of period to period changes in taxes, costs associated with capital investments and interest expense and is consistent with one of the measures we use to evaluate management’s performance for incentive compensation. In addition, Adjusted EBITDA as presented in the table below corresponds to the definition of Consolidated EBITDA used in the New Senior Credit Facility and/or the definition of EBITDA used in the Indenture governing the New Notes to test the permissibility of certain types of transactions, including debt incurrence. Neither EBITDA nor Adjusted EBITDA is a financial measure calculated in accordance with GAAP. Accordingly, they should not be considered in isolation or as substitutes for net income attributable to Delta Tucker Holdings, Inc. or other financial measures prepared in accordance with GAAP.
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

The following table provides a reconciliation of net loss attributable to Delta Tucker Holdings, Inc. and EBITDA and Adjusted EBITDA for the periods included below:

Delta Tucker Holdings, Inc. Unaudited Adjusted EBITDA

	Three Months Ended		Six Months Ended
(Amounts in thousands)	June 24, 2016	June 26, 2015	June 24, 2016	June 26, 2015
Net loss attributable to Delta Tucker Holdings, Inc.	$(25,121)	$(90,055)	$(39,881)	$(104,888)
Provision (benefit) for income taxes	6,729	(13,293)	11,224	(9,485)
Interest expense, net of interest income	17,438	17,147	33,345	33,186
Depreciation and amortization (1)	9,161	10,350	17,677	18,148
EBITDA	8,207	(75,851)	22,365	(63,039)
Non-recurring or unusual gains or losses or income or expenses (2)	7,871	99,042	8,411	101,251
Employee share based compensation, severance, relocation and retention expense (3)	267	1,985	661	3,662
Cerberus fees (4)	723	1,284	1,632	2,043
Global Advisory Group expenses (5)	4,907	—	9,758	—
Other (6)	75	(261)	(284)	(486)
Adjusted EBITDA	$22,050	$26,199	$42,543	$43,431

(1)	Includes certain depreciation and amortization amounts which are classified as Cost of services in our unaudited condensed consolidated statements of operations.

(2)
Includes the impairment of goodwill within the Aviation reporting unit in the second quarter of 2015, as well as certain unusual income and expense items, as defined in the Indenture and New Senior Credit Facility.

(3)	Includes post-employment benefit expense related to severance in accordance with ASC 712 - Compensation, relocation expenses, retention expense and share based compensation expense.

(4)	Includes Cerberus Operations and Advisory Company expenses, net of recovery.

(5)
Reflects Global Advisory Group cost incurred during the three and six months ended June 24, 2016, respectively, which we are able to add back to Adjusted EBITDA under the Indenture and New Senior Credit Facility in an aggregate amount up to a total of $30 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There has been no significant change in our exposure to market risk during the three months ended June 24, 2016, except as described below. For discussion of our exposure to market risk, refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
Interest Rate Risk

We have interest rate risk primarily related to changes in interest rates on our variable rate debt. We manage our exposure to movements in interest rates through the use of a combination of fixed and variable rate debt.

As of June 24, 2016, we had 68.0% of our debt at a fixed rate and 32.0% at a variable rate. Our 10.375% senior notes, which had an aggregate principal amount of $39.3 million and $455 million outstanding as of June 24, 2016 and December 31, 2015, respectively, and our 11.875% senior secured second lien notes and Cerberus 3L notes, which had an aggregate principal amount of $370.6 million and $30 million, respectively, outstanding as of June 24, 2016, represent our fixed rate debt.

Our New Term Loan and Amended Revolver represent our variable rate debt. As of June 24, 2016 and December 31, 2015, the balance of our New Term Loan and Term Loan was $207.4 million and $187.3 million, respectively, and we had no borrowings under the Revolver. Borrowings under our variable rate debt bear interest, based on our option, at a rate per annum equal to LIBOR, plus the applicable rate or the Base Rate plus the applicable rate. As of June 24, 2016, both the New Term Loan and the Amended Revolver have an interest rate floor of 1.75% for LIBOR borrowings and 2.75% for Base Rate borrowings. The New Term Loan bears interest, based on our option, equal to either the Base Rate or the Eurocurrency Rate, in each case, plus (i) 5.00% in the case of Base Rate loans and (ii) 6.00% in the case of Eurocurrency Rate loans. The New Term Loan interest rate at June 24, 2016 was made up of a 6.00% applicable rate plus a 1.75% floor totaling 7.75%. The interest rate per annum applicable to the class B revolving loans bear interest, based on our option, equal to either a Base Rate or a Eurocurrency Rate plus (i) a range of 4.50% to 5.00% based on the First Lien Secured Leverage Ratio in the case of Base Rate loans and (ii) a range of 5.50% to 6.00% based on the First Lien Secured Leverage Ratio in the case of Eurocurrency Rate loans. Under the New Senior Credit Facility, if LIBOR increases over 1.75% and we continue to have no outstanding Revolver borrowings, each 25 basis point increase would result in $0.5 million in additional interest expense annually.

As of December 31, 2015, we had 70.8% of our debt at a fixed rate and 29.2% at a variable rate. As of December 31, 2015, both the Term Loan and the Revolver had an interest rate floor of 1.75% for LIBOR borrowings and 2.75% for Base Rate borrowings. The Term Loan interest rate at December 31, 2015 was made up of a 4.50% applicable rate plus a 1.75% floor totaling 6.25%. See Note 7 to the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

ITEM 1A. RISK FACTORS.
There have been no material changes in the risk factors from those described in "Risk Factors" disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, except as follows:
We may not be able to refinance or obtain proceeds of sales of equity or capital contributions to pay our $39.3 million principal amount of Senior Unsecured Notes by May 8, 2017.
We agreed in the New Senior Credit Facility, the Indenture governing the New Notes and the Third Lien Credit Agreement that the $39.3 million principal amount to be repaid on the remaining Senior Unsecured Notes may only be paid with the proceeds of new equity, capital contributions or new unsecured debt that is expressly subordinated to the New Senior Credit Facility, the New Notes and the Cerberus 3L Notes (and we may not exchange any such remaining Senior Unsecured Notes into secured obligations of any kind). In addition, under the New Senior Credit Facility, any such new debt must mature after the maturity date of the New Term Loan, and under the Indenture and the Third Lien Credit Agreement, any such new debt must mature after the maturity date of the New Notes. We may not have the ability to obtain such new equity, capital contributions or new unsecured subordinated debt financing on terms that are acceptable to us, or at all. Accordingly, we may not be able to satisfy our obligations to repay amounts owed under the remaining Senior Unsecured Notes at their maturity unless we obtain new equity, capital contributions or subordinated debt financing or we are able to obtain waivers from the required lenders under the New Senior Credit Facility, majority holders of the New Notes and the lender under the Third Lien Credit Agreement.
On May 8, 2017, our New Senior Credit Facility will become due and payable unless the maturity date of all of the remaining Senior Unsecured Notes has been extended to a date on or after October 6, 2020 or the remaining Senior Unsecured Notes have been paid in full with the proceeds of new equity, capital contributions or new unsecured debt that is expressly subordinated to the New Senior Credit Facility. In the event that we do not either refinance or receive outside contributions, we may be unable to make required scheduled debt service obligations.
We may not be able to generate sufficient cash to service all of our indebtedness, including the New Senior Credit Facility and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
Our New Senior Credit Facility requires us to make principal payments of $22.5 million on the New Term Loan no later than June 15, 2017, and $22.5 million principal payment on the New Term Loan no later than June 15, 2018, which amounts may be reduced as a result of the application of certain prepayments.
Our ability to make $22.5 million of principal payments no later than June 15, 2017 and June 15, 2018 depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to repay the New Term Loan by the principal due dates or to pay principal or interest on our other outstanding indebtedness.
If our cash flows and capital resources are insufficient to repay our New Senior Credit Facility by the principal due dates or to pay the principal and interest on our other outstanding indebtedness, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments and the indenture governing the Senior Unsecured Notes may restrict us from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5. OTHER INFORMATION.
None.

ITEM 6. EXHIBITS.
The following exhibits are filed as part of, or incorporated by reference into, the Quarterly Report on Form 10-Q.

Exhibit No.	Description

4.1
Supplemental Indenture No. 2, dated as of May 23, 2016, to the Senior Unsecured Notes Indenture (incorporated by reference to Exhibit 4.1 to Delta Tucker Holdings, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2016).

4.2
Indenture, dated as of June 15, 2016, among DynCorp International, the Guarantors party thereto and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.1 to Delta Tucker Holdings, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 16, 2016).

4.3
Intercreditor Agreement, dated as of June 15, 2016, among the administrative agent and the collateral agent under the Credit Agreement, the Collateral Agent under the Indenture, and the collateral agent under the Third Lien Credit Agreement (incorporated by reference to Exhibit 4.2 to Delta Tucker Holdings, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 16, 2016).

10.1
Amendment No. 5 and Waiver, dated as of April 30, 2016, to the Credit Agreement, dated as of July 7, 2010, among DynCorp International, Delta Tucker Holdings, Inc., the other Guarantors party thereto, the several banks and other financial institutions or entities from time to time parties thereto and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to Delta Tucker Holdings, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2016).

10.2
Third Lien Credit Agreement, dated as of June 15, 2016, among DynCorp International, Holdings, the Guarantors party thereto and DynCorp Funding LLC (incorporated by reference to Exhibit 10.1 to Delta Tucker Holdings, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 16, 2016).

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

Date:	August 5, 2016	DELTA TUCKER HOLDINGS, INC.

/s/ William T. Kansky
William T. Kansky
Senior Vice President and Chief Financial Officer