Form 10-Q
period 2016-09-30
Delta Tucker Holdings, Inc.
filed 2016-11-14
CIK 1514226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☑
As of November 14, 2016, the registrant had 100 shares of its Class A common stock outstanding.

Delta Tucker Holdings, Inc.

Disclosure Regarding Forward-Looking Information
This Quarterly Report on Form 10-Q contains various forward-looking statements regarding future events and our future results that are subject to the safe harbors created by the Private Securities Litigation Reform Act of 1995 under the Securities Act of 1933 (the "Securities Act") and the Securities Exchange Act of 1934 (the "Exchange Act"). Without limiting the foregoing, the words "believes," "thinks," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. Forward-looking statements involve risks and uncertainties. Statements regarding the amount of our backlog and estimated total contract values are other examples of forward-looking statements. We caution that these statements are further qualified by important economic, competitive, governmental, international and technological factors that could cause our business, strategy, projections or actual results or events to differ materially, or otherwise, from those in the forward-looking statements. These factors, risks and uncertainties include, among others, the following:

•	our substantial level of indebtedness, our ability to refinance or amend the terms of that indebtedness, and changes in availability of capital and cost of capital;

•	the ability to refinance with subordinated indebtedness, or pay with proceeds of new equity or capital contributions, the 10.375% Senior Notes due 2017 (the “Senior Unsecured Notes”) by May 8, 2017;

•
the ability to refinance, amend or generate sufficient cash to repay our indebtedness, including any future indebtedness, which may force us to take other actions to satisfy our obligations under our indebtedness, which may not be successful;

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

•
the outcome of future extensions on awarded contracts, the outcomes of recompetes on existing programs, including but not limited to the War Reserve Materiel program and the ultimate outcome of the recompete process on the INL Air Wing program;

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

Calendar Year
We report the results of our operations using a basis where each quarterly period ends on the last Friday of the calendar quarter, except for the fourth quarter of the fiscal year, which ends on December 31. Included in this Quarterly Report are our unaudited condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2016 and September 25, 2015, the related statements of deficit and cash flows for the nine months ended September 30, 2016 and September 25, 2015 and the unaudited condensed consolidated balance sheets as of September 30, 2016 and December 31, 2015.

PART I. FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS.

Delta Tucker Holdings, Inc.
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
(Amounts in thousands)	September 30, 2016	September 25, 2015	September 30, 2016	September 25, 2015
Revenue	$503,434	$479,808	$1,374,392	$1,437,000
Cost of services	(445,090)	(427,529)	(1,227,948)	(1,290,880)
Selling, general and administrative expenses	(38,357)	(35,237)	(109,405)	(107,920)
Depreciation and amortization expense	(8,875)	(9,039)	(26,078)	(25,587)
Earnings from equity method investees	60	6	761	131
Impairment of goodwill, intangibles and long lived assets	(1,782)	(6,690)	(1,782)	(93,485)
Operating income (loss)	9,390	1,319	9,940	(80,741)
Interest expense	(20,230)	(17,201)	(53,657)	(50,429)
Loss on early extinguishment of debt	—	—	(328)	—
Interest income	117	19	199	61
Other income, net	216	73	5,179	1,675
Loss before income taxes	(10,507)	(15,790)	(38,667)	(129,434)
Benefit (provision) for income taxes	3,543	540	(7,681)	10,025
Net loss	(6,964)	(15,250)	(46,348)	(119,409)
Noncontrolling interests	(307)	(499)	(803)	(1,227)
Net loss attributable to Delta Tucker Holdings, Inc.	$(7,271)	$(15,749)	$(47,151)	$(120,636)
See notes to unaudited condensed consolidated financial statements

Delta Tucker Holdings, Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Loss

	Three Months Ended		Nine Months Ended
(Amounts in thousands)	September 30, 2016	September 25, 2015	September 30, 2016	September 25, 2015
Net loss	$(6,964)	$(15,250)	$(46,348)	$(119,409)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(216)	—	(215)	(101)
Other comprehensive loss, before tax	(216)	—	(215)	(101)
Income tax benefit related to items of other comprehensive loss	78	—	77	36
Other comprehensive loss	(138)	—	(138)	(65)
Comprehensive loss	(7,102)	(15,250)	(46,486)	(119,474)
Comprehensive loss attributable to noncontrolling interests	(307)	(499)	(803)	(1,227)
Comprehensive loss attributable to Delta Tucker Holdings, Inc.	$(7,409)	$(15,749)	$(47,289)	$(120,701)

See notes to unaudited condensed consolidated financial statements

Delta Tucker Holdings, Inc.
Unaudited Condensed Consolidated Balance Sheets

	As Of
(Amounts in thousands, except share data)	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$98,939	$108,782
Restricted cash	13,464	721
Accounts receivable, net of allowances of $18,021 and $16,283 respectively	325,315	386,097
Prepaid expenses and other current assets	54,234	55,683
Assets held for sale	—	7,913
Total current assets	491,952	559,196
Property and equipment, net	15,839	15,694
Goodwill	42,093	42,093
Tradenames, net	28,536	28,536
Other intangibles, net	91,820	113,479
Long-term deferred taxes	—	13,364
Other assets, net	14,904	12,327
Total assets	$685,144	$784,689
LIABILITIES
Current liabilities:
Current portion of long-term debt	$60,116	$184,866
Accounts payable	87,218	90,610
Accrued payroll and employee costs	84,333	100,681
Deferred income taxes	—	27,334
Accrued liabilities	103,709	114,718
Liabilities held for sale	—	784
Income taxes payable	8,111	8,130
Total current liabilities	343,487	527,123
Long-term debt	570,567	452,165
Long-term deferred taxes	14,103	—
Other long-term liabilities	12,195	13,571
Total liabilities	940,352	992,859
DEFICIT
Common stock, $0.01 par value – 1,000 shares authorized and 100 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	—	—
Additional paid-in capital	554,928	554,379
Accumulated deficit	(815,132)	(767,981)
Accumulated other comprehensive loss	(498)	(360)
Total deficit attributable to Delta Tucker Holdings, Inc.	(260,702)	(213,962)
Noncontrolling interests	5,494	5,792
Total deficit	(255,208)	(208,170)
Total liabilities and deficit	$685,144	$784,689
See notes to unaudited condensed consolidated financial statements

Delta Tucker Holdings, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
(Amounts in thousands)	September 30, 2016	September 25, 2015
Cash flows from operating activities
Net loss	$(46,348)	$(119,409)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	26,799	27,626
Loss on early extinguishment of debt	328	—
Amortization of deferred loan costs and original issue discount	4,570	4,798
Impairment of goodwill, intangibles and long-lived assets	1,782	93,485
Earnings from equity method investees	(783)	(1,328)
Deferred income taxes	132	(10,446)
Other	2,944	644
Changes in assets and liabilities:
Accounts receivable	60,005	23,416
Prepaid expenses and other current assets	5,422	16,690
Accounts payable and accrued liabilities	(30,139)	(58,358)
Income taxes payable	(35)	(2,636)
Net cash provided by (used in) operating activities	24,677	(25,518)
Cash flows from investing activities
Purchase of property and equipment	(2,762)	(2,680)
Proceeds from sale of property, plant and equipment	832	478
Purchase of software	(1,775)	(998)
Restriction on cash related to Cerberus 3L Notes	(12,744)	—
Return of capital from equity method investees	1,557	3,683
Contributions to equity method investees	(4,956)	(1,427)
Net cash used in investing activities	(19,848)	(944)
Cash flows from financing activities
Borrowings on revolving credit facilities	18,000	139,600
Payments on revolving credit facilities	(18,000)	(139,600)
Payments on senior secured credit facility	(187,272)	—
Borrowing under new senior credit facility	192,882	—
Borrowing under Cerberus 3L notes	30,000	—
Payment to bondholders for Exchange Offer	(45,000)	—
Payment of deferred financing costs	(4,998)	—
Payments under other financing arrangements	—	(2,055)
Equity contribution from affiliates of Cerberus	450	750
Payment of dividends to noncontrolling interests	(734)	(688)
Net cash used in financing activities	(14,672)	(1,993)
Net decrease in cash and cash equivalents	(9,843)	(28,455)
Cash and cash equivalents, beginning of period	108,782	94,004
Cash and cash equivalents, end of period	$98,939	$65,549

Income taxes paid, net of receipts	$7,447	$8,108
Interest paid	$56,319	$57,882
See notes to unaudited condensed consolidated financial statements

Delta Tucker Holdings, Inc.
Unaudited Condensed Consolidated Statements of Deficit

(Amounts in thousands)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Deficit Attributable to Delta Tucker Holdings, Inc.	Noncontrolling Interest	Total Deficit
Balance at December 31, 2014	—	$—	$552,894	$(635,379)	$(281)	$(82,766)	$5,489	$(77,277)
Share based compensation, net	—	—	364	—	—	364	—	364
Comprehensive loss attributable to Delta Tucker Holdings, Inc.	—	—	—	(120,636)	(65)	(120,701)	1,227	(119,474)
Capital contribution	—	—	750	—	—	750	—	750
DIFZ financing, net of tax	—	—	47	—	—	47	—	47
Dividends declared to noncontrolling interests	—	—	—	—	—	—	(1,032)	(1,032)
Balance at September 25, 2015	—	$—	$554,055	$(756,015)	$(346)	$(202,306)	$5,684	$(196,622)

(Amounts in thousands)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Deficit Attributable to Delta Tucker Holdings, Inc.	Noncontrolling Interest	Total Deficit
Balance at December 31, 2015	—	$—	$554,379	$(767,981)	$(360)	$(213,962)	$5,792	$(208,170)
Share based compensation, net	—	—	59	—	—	59	—	59
Comprehensive loss attributable to Delta Tucker Holdings, Inc.	—	—	—	(47,151)	(138)	(47,289)	803	(46,486)
Capital contribution	—	—	450	—	—	450	—	450
DIFZ financing, net of tax	—	—	40	—	—	40	—	40
Dividends declared to noncontrolling interests	—	—	—	—	—	—	(1,101)	(1,101)
Balance at September 30, 2016	—	$—	$554,928	$(815,132)	$(498)	$(260,702)	$5,494	$(255,208)
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
In the opinion of management, normal recurring adjustments necessary to fairly present our financial position as of September 30, 2016 and December 31, 2015, the results of operations and statements of comprehensive loss for the three and nine months ended September 30, 2016 and September 25, 2015 and the statements of deficit and cash flows for the nine months ended September 30, 2016 and September 25, 2015 have been included. The results of operations and statements of comprehensive loss for the three and nine months ended September 30, 2016 and September 25, 2015 and the statements of deficit and cash flows for the nine months ended September 30, 2016 and September 25, 2015 are not necessarily indicative of the results to be expected for the full calendar year or for any future periods. We use estimates and assumptions required for preparation of the financial statements. The estimates are primarily based on historical experience and business knowledge and are revised as circumstances change. Our actual results may differ from these estimates.
As described further in Note 7, the New Senior Credit Facility contains a provision that would result in all outstanding principal under the New Term Loan maturing on May 8, 2017 if by May 8, 2017, all of the outstanding Senior Unsecured Notes have not been extended to a date that is on or after October 6, 2020, or paid in full with the proceeds of new equity, capital contributions or new unsecured debt that is expressly subordinated to the New Senior Credit Facility. The same springing maturity provision impacting the New Term Loan as described above also applies to the class B revolving facility with respect to addressing the Senior Unsecured Notes by May 8, 2017. We are working to address the upcoming maturity of the Senior Unsecured Notes to avoid the springing maturities of the New Term Loan and class B revolving facility, but there can be no assurances that we will be successful.
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
The following table presents the aggregate gross favorable and unfavorable adjustments to income before income taxes resulting from changes in contract estimates, excluding new or completed contracts where no comparative estimates exist between reporting periods, and certain routine contract actions such as changes resulting from the execution of contract options, for the three and nine months ended September 30, 2016 and September 25, 2015.

	Three Months Ended		Nine Months Ended
(Amounts in millions)	September 30, 2016	September 25, 2015	September 30, 2016	September 25, 2015
Gross favorable adjustments	$11.2	$2.8	$16.5	$8.9
Gross unfavorable adjustments	(13.1)	(5.7)	(24.2)	(10.1)
Net adjustments	$(1.9)	$(2.9)	$(7.7)	$(1.2)
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
In June 2016, we received $30 million in cash from the execution of the Third Lien Credit Agreement. The proceeds are restricted to pay fees and expenses in support of or related to the Company's Global Advisory Group. As of September 30, 2016, the Company classified the restricted cash related to the Third Lien Credit Agreement as a current asset. The increase and decrease of restricted cash related to the Third Lien Credit Agreement are included as investing activities within our consolidated statement of cash flows.
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
In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which eliminated the previous requirement to present deferred tax liabilities and assets as current and noncurrent amounts in a classified statement of financial position. Instead, entities will be required to classify all deferred tax assets and liabilities as noncurrent in a statement of financial position. This standard is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. We adopted ASU No. 2015-17 during the quarter ended March 25, 2016 and applied it prospectively to the period ended March 25, 2016. Prior periods were not retroactively adjusted. Adoption of this standard did not impact the results of operations, retained earnings, or cash flows in the current or previous interim and annual reporting periods.
In October 2016, the FASB issued ASU No. 2016-17, Consolidation (Topic 810): Interests held through Related Parties that are under Common Control, which alters how a decision maker needs to consider indirect interests in a variable interest entity held through an entity under common control and simplifies that analysis to require consideration of only an entity’s proportionate indirect interest in a VIE held through a common control party. ASU 2016-17 amends ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, adopted by the Company in the first quarter of 2016, which did not have a material impact upon the consolidated financial position, results of operations or cash flows. The Company adopted ASU 2016-17 during the quarter ended September 30, 2016. We applied ASU 2016-17 retrospectively to all relevant periods within fiscal year 2016 when ASU 2015-02 was initially applied, and the adoption of this guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.
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
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this update replace the existing incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments are effective for annual reporting periods, and interim periods therein, beginning after December 15, 2019 and applied using a prospective transition approach for debt securities for which an other-than-temporary impairment had been recognized before the effective date. We are currently evaluating the potential effects of the adoption of ASU 2016-13 on our consolidated financial statements.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides guidance on how certain cash receipts and payments are presented and classified in the statement of cash flows. The standard is intended to reduce current diversity in practice. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017 and will require a retrospective approach. Early adoption is permitted, including adoption in an interim period. We are currently evaluating the potential effects of the adoption of ASU 2016-15 on our consolidated financial statements.
In October 2016, the FASB issued ASU No. 2016-16, Accounting for Income Taxes: Intra-entity Asset Transfers of Assets Other than Inventory, which requires that an entity recognize the tax expense from the sale of intra-entity sales of assets, other than inventory, in the seller’s tax jurisdiction when the transfer occurs, even though the pre-tax effects of that transaction are eliminated in consolidation. ASU 2016-16 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017 and should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. We are currently evaluating the potential effects of the adoption of ASU 2016-16 on our consolidated financial statements.
Other accounting standards updates effective after September 30, 2016 are not expected to have a material effect on our consolidated financial position or results of operations and cash flows for the period ended September 30, 2016.

Note 2 — Composition of Certain Financial Statement Captions
The following tables present financial information of certain consolidated balance sheet captions.
Prepaid expenses and other current assets

	As Of
(Amounts in thousands)	September 30, 2016	December 31, 2015
Prepaid expenses	$28,340	$30,985
Income tax refunds receivable	105	204
Inventories	17,274	14,776
Work-in-process inventory	1,457	1,733
Joint venture receivables	47	460
Other current assets	7,011	7,525
Total prepaid expenses and other current assets	$54,234	$55,683
Prepaid expenses include prepaid insurance, prepaid vendor deposits, and prepaid rent, none of which individually exceed 5% of current assets.
We adopted ASU 2015-03 during the quarter ended March 25, 2016 and applied its provisions retrospectively. The adoption of ASU 2015-03 resulted in the reclassification of current deferred financing costs, net, of $2.4 million related to our Term Loan and Revolver under our Senior Credit Facility from Prepaid expenses and other current assets to the current portion of long-term debt within its consolidated balance sheets as of December 31, 2015. See Note 7 for a tabular presentation of our deferred financing costs, net, classified by debt balance, as of September 30, 2016 and December 31, 2015. See Note 1 for further discussion.
Held for Sale Assets
During the third quarter of 2015, we took strategic actions to begin the sale of the remaining assets of Heliworks LLC ("Heliworks"). As of December 31, 2015, Assets held for sale of $7.9 million consisted primarily of accounts receivable, inventory, property and equipment, net, and intangible assets and Liabilities held for sale of $0.8 million consisted primarily of accounts payables and accruals. Since the third quarter of 2015 we took certain steps and sold certain assets, but at the end of the second quarter of 2016 we re-evaluated our Heliworks strategic plan and determined that the remaining assets could be utilized in support of our other contracts and therefore we will no longer pursue the sale of Heliworks. The remaining Heliworks assets and liabilities previously classified as held for sale as of December 31, 2015 were reclassified to the applicable asset and liability accounts stated above as of June 24, 2016. As part of the reclassification, we recorded catch-up depreciation on any previously depreciable assets during the nine months ended September 30, 2016 totaling $0.3 million.
Property and equipment, net

	As Of
(Amounts in thousands)	September 30, 2016	December 31, 2015
Helicopters	$983	$983
Computers and other equipment	11,360	10,392
Leasehold improvements	20,664	19,639
Office furniture and fixtures	5,306	4,541
Gross property and equipment	38,313	35,555
Less accumulated depreciation	(22,474)	(19,861)
Total property and equipment, net	$15,839	$15,694
As of September 30, 2016 and December 31, 2015, Property and equipment, net, included the accrual for property additions of $0.9 million and $0.3 million, respectively. Depreciation expense, including certain depreciation amounts classified as Cost of services, was $1.0 million and $3.2 million during the three and nine months ended September 30, 2016, respectively. Depreciation expense, including certain depreciation amounts classified as Cost of services, was $1.3 million and $4.8 million during the three and nine months ended September 25, 2015, respectively.

Other assets, net

	As Of
(Amounts in thousands)	September 30, 2016	December 31, 2015
Investment in affiliates	$9,239	$6,712
Palm promissory note, long-term portion	2,092	2,079
Other	3,573	3,536
Total other assets, net	$14,904	$12,327
We adopted ASU 2015-03 during the quarter ended March 25, 2016 and applied its provisions retrospectively. The adoption of ASU 2015-03 resulted in the reclassification of deferred financing costs, net, of $2.8 million related to our Senior Unsecured Notes from Other assets, net, to Long-term debt within its consolidated balance sheets as of December 31, 2015. See Note 7 for a tabular presentation of our deferred financing costs, net, classified by debt balance, as of September 30, 2016 and December 31, 2015. See Note 1 for further discussion.
Investment in affiliates increased from $6.7 million as of December 31, 2015 to $9.2 million as of September 30, 2016 primarily due to contributions to Global Linguist Solutions ("GLS"), partially offset by a $1.8 million impairment recorded against our investment in affiliates as of September 30, 2016, as our investment in GLS had a loss in value that was other than temporary.
Accrued payroll and employee costs

	As Of
(Amounts in thousands)	September 30, 2016	December 31, 2015
Wages, compensation and other benefits	$65,939	$85,216
Accrued vacation	17,155	14,433
Accrued contributions to employee benefit plans	1,239	1,032
Total accrued payroll and employee costs	$84,333	$100,681
Accrued liabilities

	As Of
(Amounts in thousands)	September 30, 2016	December 31, 2015
Customer liabilities	$26,106	$21,183
Accrued insurance	22,249	35,530
Accrued interest	13,808	24,370
Contract losses	15,529	15,718
Legal reserves	10,780	5,063
Subcontractor retention	527	1,646
Other	14,710	11,208
Total accrued liabilities	$103,709	$114,718
Customer liabilities represent amounts received from customers in excess of revenue recognized or for amounts due back to a customer. The decrease in accrued insurance is primarily due to the timing of payments and the closing of certain insurance policies with our carriers. Contract losses represent our best estimate of forward losses using currently available information and could change in future periods as new facts and circumstances emerge. Changes to the provision for contract losses are presented in Cost of services on our Statement of Operations. Legal matters include reserves related to various lawsuits and claims that arise in the normal course of business. See Note 8 for further discussion. Other is comprised primarily of accrued rent and workers' compensation related claims and other balances that are not individually material to the consolidated financial statements.
Other long-term liabilities
As of September 30, 2016 and December 31, 2015, Other long-term liabilities were $12.2 million and $13.6 million, respectively. Other long-term liabilities are primarily due to our long-term incentive bonus plan and nonqualified unfunded deferred compensation plan of $3.8 million and $4.4 million as of September 30, 2016 and December 31, 2015, respectively, and a long-term leasehold obligation related to our Tysons Corner facility in McLean, Virginia, of $3.4 million and $3.8 million as of September 30, 2016 and December 31, 2015, respectively. Other long-term liabilities also include an uncertain tax benefit of $3.3 million and $3.3 million as of September 30, 2016 and December 31, 2015, respectively. See Note 4 for further discussion.

Note 3 — Goodwill and Other Intangible Assets
As of September 30, 2016, we had two operating and reporting segments: DynAviation and DynLogistics. DynAviation and DynLogistics provide services domestically and in foreign countries primarily under contracts with the U.S. government. Our current structure includes five reporting units: two reporting units in DynAviation with a carrying value of zero as of September 30, 2016 and December 31, 2015, respectively, and three reporting units in DynLogistics with a carrying value of $42.1 million as of September 30, 2016 and December 31, 2015, respectively. Of our five reporting units, only two had a goodwill balance as of September 30, 2016 which we assess for potential goodwill impairment.
In October 2016, the Company amended its organizational structure to improve efficiencies within existing businesses, capitalize on new opportunities, continue international growth and expand commercial business. The Company’s two operating and reporting segments, DynAviation and DynLogistics, were re-aligned into three operating and reporting segments: Aviation Engineering, Logistics, and Sustainment ("AELS"), Aviation Operations and Life Cycle Management ("AOLC") and DynLogistics. Each operating and reportable segment is its own reporting unit. The Company will include its new reporting segments beginning in its Annual Report on Form 10-K for the year ended December 31, 2016. See Note 12 for further discussion.
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
There were no triggering events identified in our remaining reporting units and the estimated fair values of each of our remaining reporting units exceed their respective carrying values as of September 30, 2016 and December 31, 2015.

The following tables provide information about changes relating to certain intangible assets:

	As of September 30, 2016
(Amounts in thousands, except years)	Weighted Average Remaining Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net
Other intangible assets:
Customer-related intangible assets	3.2	$252,615	$(164,483)	$88,132
Other
Finite-lived	1.0	13,821	(10,133)	3,688
Total other intangibles		$266,436	$(174,616)	$91,820

Tradenames:
Finite-lived	0.0	$869	$(869)	$—
Indefinite-lived		28,536	—	28,536
Total tradenames		$29,405	$(869)	$28,536

	As of December 31, 2015
(Amounts in thousands, except years)	Weighted Average Remaining Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Impairment	Transfer to Assets Held for Sale	Net
Other intangible assets:
Customer-related intangible assets	4.0	$252,615	$(142,020)	$—	$—	$110,595
Other
Finite-lived	0.7	13,325	(10,430)	—	(11)	2,884
Indefinite-lived		5,059	—	(5,059)	—	—
Total other intangibles		$270,999	$(152,450)	$(5,059)	$(11)	$113,479

Tradenames:
Finite-lived	0.0	$869	$(869)	$—	$—	$—
Indefinite-lived		28,700	—	(164)	—	28,536
Total tradenames		$29,569	$(869)	$(164)	$—	$28,536
During the period ended September 30, 2016, we reduced the Department of State customer-related intangibles remaining useful life to align with the INL Air Wing extension of services through October 31, 2017. Amortization expense for customer-related intangibles, other intangibles and finite-lived tradenames was $8.1 million and $23.6 million for the three and nine months ended September 30, 2016, respectively. Amortization expense for customer-related intangibles, other intangibles and finite-lived tradenames was $8.2 million and $22.7 million for the three and nine months ended September 25, 2015, respectively. Other intangibles are primarily representative of our capitalized software which had a net carrying value of $3.7 million and $2.9 million as of September 30, 2016 and December 31, 2015, respectively.
Estimated aggregate future amortization expense for finite lived assets subject to amortization are $8.3 million for the three months ending December 31, 2016, $29.4 million in 2017, $21.5 million in 2018, $21.3 million in 2019, $11.1 million in 2020 and $0.2 million thereafter.

Note 4 — Income Taxes
The domestic and foreign components of Loss before income taxes are as follows:

	Three Months Ended		Nine Months Ended
(Amounts in thousands)	September 30, 2016	September 25, 2015	September 30, 2016	September 25, 2015
Domestic	$(11,867)	$(17,120)	$(41,927)	$(129,375)
Foreign	1,360	1,330	3,260	(59)
Loss before income taxes	$(10,507)	$(15,790)	$(38,667)	$(129,434)
Deferred tax liabilities, net consist of the following:

	As Of
(Amounts in thousands)	September 30, 2016	December 31, 2015
Current deferred tax liabilities, net	$—	$(27,334)
Non-current deferred tax (liabilities) assets, net	(14,103)	13,364
Deferred tax liabilities, net	$(14,103)	$(13,970)
During the quarter ended March 25, 2016, we adopted ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which eliminated the previous requirement to present deferred tax liabilities and assets as current and noncurrent amounts in a classified statement of financial position and requires us to classify all deferred tax assets and liabilities as noncurrent in a statement of financial position. We applied ASU 2015-17 prospectively and prior periods were not retroactively adjusted.
Our effective tax rate ("ETR") was 33.7% and (19.9)% for the three and nine months ended September 30, 2016, respectively.  Our ETR was 3.4% and 7.7% for the three and nine months ended September 25, 2015, respectively. For the three months ended September 30, 2016, the ETR was primarily driven by an increase to the forecasted full year loss before income taxes and for the nine months ended September 30, 2016, the ETR was primarily impacted by an increase in the valuation allowance related to a deferred tax asset which was created by cancellation of debt income resulting from the effects of the refinancing transactions we completed on June 15, 2016. Our ETR for the three and nine months ended September 25, 2015 was primarily impacted by a goodwill impairment of our Aviation reporting unit and an increase in the valuation allowance.
Management assesses both the available positive and negative evidence to determine whether it is more likely than not that there will be sufficient sources of future taxable income to recognize deferred tax assets. We incurred cumulative losses over the three-year period ended December 31, 2015. Cumulative losses in recent years are considered significant objective negative evidence in evaluating deferred tax assets under the more likely than not criteria for recognition of deferred tax assets. As a result of additional losses for which we could not recognize a tax benefit and the tax effects of the refinancing transactions described in Note 7 (the "Refinancing Transactions"), we increased our valuation allowance from $71.6 million as of December 31, 2015 to $85.1 million as of September 30, 2016.
As of both September 30, 2016 and December 31, 2015, we had $2.6 million of total unrecognized tax benefits of which $2.3 million would impact our effective tax rate if recognized. We do not expect the unrecognized tax benefit and any related interest or penalties to be settled within the next twelve months.
During the nine months ended September 30, 2016, we made no estimated federal income tax payments and we received an expected federal income tax refund relating to amended returns filed for previous years. Other than the federal income tax refund discussed above, all income taxes paid or refunds received during the nine months ended September 30, 2016 were related to state or foreign jurisdictions.

Note 5 — Accounts Receivable
Accounts receivable, net consisted of the following:

	As Of
(Amounts in thousands)	September 30, 2016	December 31, 2015
Billed	$100,254	$136,127
Unbilled	225,061	249,970
Total accounts receivable, net	$325,315	$386,097
Unbilled receivables as of September 30, 2016 and December 31, 2015 include $28.6 million and $21.3 million, respectively, related to costs incurred on projects for which we have been requested by the customer to begin new work or extend work under an existing contract and for which formal contracts, contract modifications or other contract actions have not been executed as of the end of the respective periods.
As of September 30, 2016, we had three contract claims outstanding totaling $3.5 million, net of reserves. There were no contract claims as of December 31, 2015. The balance of unbilled receivables consists of costs and fees that are: (i) billable immediately; (ii) billable on contract completion; or (iii) billable upon other specified events, such as the resolution of a request for equitable adjustment or formal claim. We expect for substantially all unbilled receivables to be billed and collected within one year, except items that may result in or that are currently involved in a request for equitable adjustment or formal claim.
We do not believe we have significant exposure to credit risk as our receivables are primarily with the U.S. government. Our allowance for doubtful accounts was $16.3 million as of December 31, 2015 compared to $18.0 million as of September 30, 2016, and is primarily due to outstanding receivables of approximately $26.0 million, net of reserves, for which we have yet to be paid where we operated under a subcontract for a prime contractor on a U.S. government program that ended December 31, 2014. We are currently seeking payment through legal action to resolve the matter. See Note 8 for further discussion.

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
Our estimate of the fair value of our Senior Unsecured Notes, 11.875% senior secured second lien notes (the "New Notes"), and New Senior Credit Facility is based on Level 1 and Level 2 inputs, as defined above. Our estimate of the fair value of our Cerberus 3L Notes (as defined in Note 7) is based on Level 3 inputs, as defined above. We used the following techniques in determining the fair value disclosed for the Cerberus 3L Notes classified as Level 3. The fair value as September 30, 2016, has been calculated by discounting the expected cash flows using a discount rate of 18.1%. This discount rate is determined using the Moody's credit rating for the New Notes and reducing the rating one level lower for the Cerberus 3L Notes as they are subordinated to the New Notes.

	As Of
	September 30, 2016		December 31, 2015
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
10.375% senior unsecured notes	$39,319	$34,601	$455,000	$337,838
11.875% senior secured second lien notes	373,385	273,504	—	—
Term loan	207,400	196,770	187,272	179,781
Cerberus 3L notes	30,438	8,613	—	—
Total indebtedness	650,542	513,488	642,272	517,619
Less current portion of long-term debt	(61,819)	(55,949)	(187,272)	(179,781)
Total long-term debt	$588,723	$457,539	$455,000	$337,838
Fair Value on a Nonrecurring Basis
The Company performed an assessment of the GLS investment during the third quarter of 2016 and concluded that the carrying value of the GLS investment had sustained a loss that was other than temporary and recorded an impairment of the investment of $1.8 million. In calculating the fair value of the GLS investment we used unobservable inputs (Level 3, as defined above) and management judgment to apply a discounted cash flow model under the income approach. We used the following estimates and assumptions in the discounted cash flow analysis:

•	nominal growth rate to reflect the reliance on a single major customer and contract;

•	compounded annual probability of forecast revenue to reflect the reliance on a single major customer and contract;

•	discount rates based on our peer group weighted-average cost of capital; and

•	forecasted EBITDA as a percentage of revenue.

Note 7 — Debt
Debt consisted of the following:

	As of September 30, 2016
(Amounts in thousands)	Carrying Amount	Original Issue Discount on Term Loan	Deferred Financing Costs, Net	Carrying Amount less Original Issue Discount on Term Loan and Deferred Financing Costs, Net
10.375% senior unsecured notes	$39,319	$—	$—	$39,319
11.875% senior secured second lien notes	373,385	—	(1,682)	371,703
Term loan	207,400	(13,471)	(4,624)	189,305
Cerberus 3L notes	30,438	—	(82)	30,356
Total indebtedness	650,542	(13,471)	(6,388)	630,683
Less current portion of long-term debt	(61,819)	1,461	242	(60,116)
Total long-term debt	$588,723	$(12,010)	$(6,146)	$570,567

	As of December 31, 2015
(Amounts in thousands)	Carrying Amount	Deferred Financing Costs, Net	Carrying Amount less Deferred Financing Costs, Net
10.375% senior unsecured notes	$455,000	$(2,835)	$452,165
Term loan	187,272	(2,406)	184,866
Total indebtedness	642,272	(5,241)	637,031
Less current portion of long-term debt	(187,272)	2,406	(184,866)
Total long-term debt	$455,000	$(2,835)	$452,165
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
Deferred financing costs are amortized through interest expense. Amortization related to deferred financing costs was $0.5 million and $3.5 million during the three and nine months ended September 30, 2016, respectively. Amortization related to deferred financing costs was $1.6 million and $4.8 million during the three and nine months ended September 25, 2015, respectively. Deferred financing costs for the three and nine months ended September 30, 2016 were reduced $0.3 million related to the pro rata write-off of deferred financing costs to loss on early extinguishment of debt as a result of the $4.6 million in principal prepayment made on the term loan facility under the Senior Credit Facility and the completion of the Refinancing Transactions.
New Senior Credit Facility
On July 7, 2010, we entered into a senior secured credit facility (the "Senior Credit Facility"), with a banking syndicate and Bank of America, N.A. as Administrative Agent (the "Agent"). On January 21, 2011, August 10, 2011, June 19, 2013 and November 5, 2014, DynCorp International entered into amendments to the Senior Credit Facility.
On April 30, 2016, we entered into Amendment No. 5 ("Amendment No. 5") to the Senior Credit Facility which provided for a new senior secured credit facility (the "New Senior Credit Facility") upon the satisfaction of certain conditions, including the consummation of the Exchange Offer and the other Refinancing Transactions. Pursuant to Amendment No. 5, required lenders under the Senior Credit Facility agreed to temporarily waive the requirement to comply with the covenant that the Company’s annual financial statements include a report from its independent registered public accounting firm without a qualification as to the Company’s ability to continue as a going concern until the earlier of the effectiveness of the New Senior Credit Facility (at which time the temporary waiver of this requirement for the fiscal year ended December 31, 2015 would become permanent) and June 30, 2016 (the “Senior Credit Facility Waiver”). On June 15, 2016, we satisfied the conditions set forth in Amendment No. 5, and therefore, on June 15, 2016, the New Senior Credit Facility became effective, and the Senior Credit Facility Waiver for the year ended December 31, 2015 became permanent. On August 22, 2016, we entered into Amendment No. 6 to the credit agreement governing the New Senior Credit Facility, which made certain technical amendments to the reporting covenant agreed to in Amendment No. 5. As amended, the covenant permits the Company’s annual financial statements to include a report from its independent registered public accounting firm with a qualification as to the Company’s ability to continue as a going concern for the fiscal year ending December 31, 2016 that relates solely to the maturity of the Senior Unsecured Notes, the New Term Loan or the class B revolving facility.
The New Senior Credit Facility is secured by substantially all of our assets and guaranteed by substantially all of our subsidiaries. As of September 30, 2016, the New Senior Credit Facility provided for the following:

•	a $207.4 million new term loan facility (the "New Term Loan");

•	a $85.8 million class B revolving facility (or "class B revolving commitments"); and

•
up to $15.0 million in incremental revolving facilities provided by and at the discretion of certain non-debt fund affiliates that are controlled by Cerberus (as defined herein), which shall rank pari passu with, and be on the same terms as, the class B revolving facility.

The New Term Loan was subject to a 700 basis point fee, totaling approximately $14.4 million, which is reflected as an original issue discount in the balance of the New Term Loan as of September 30, 2016 and classified as a financing activity in our Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016. The original issue discount is amortized through interest expense. Amortization related to the original issue discount was $1.0 million and $1.1 million during the three and nine months ended September 30, 2016, respectively.
Our New Senior Credit Facility provided for a $24.8 million class A revolving facility, (or "class A revolving commitments") which terminated on July 7, 2016 (the class A and class B revolving commitments, together, the "Amended Revolver"). Availability under the Amended Revolver during the two years immediately after June 15, 2016 will be subject to a condition that, if, at the time of a request for revolving loans, the aggregate principal amount of revolving loans plus the face amount of outstanding letters of credit exceeds 50% of the aggregate amount of Amended Revolver commitments at such time, the aggregate amount of unrestricted cash and cash equivalents of DynCorp International and its subsidiaries (giving pro forma effect to requested revolving loans and any application of proceeds thereof or other cash on hand) may not exceed $60 million.
As of September 30, 2016 and December 31, 2015, the available borrowing capacity under the New Senior Credit Facility and the Senior Credit Facility was approximately $49.5 million and $102.2 million, respectively, and included $36.3 million and $42.6 million, respectively, in issued letters of credit. Amounts borrowed under the Amended Revolver and Revolver are used to fund operations. As of September 30, 2016 and December 31, 2015 there were no amounts borrowed under the Amended Revolver and Revolver. The class B revolving facility and the New Term Loan mature on July 7, 2019 and July 7, 2020, respectively. See further discussion of potential maturity date acceleration below.
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
Under the New Senior Credit Facility, the interest rate per annum applicable to the New Term Loan is, at our option, equal to either the Base Rate or the Eurocurrency Rate, in each case, plus (i) 5.00% in the case of Base Rate loans and (ii) 6.00% in the case of Eurocurrency Rate loans. The interest rate per annum applicable to the class B revolving facility is, at our option, equal to either a Base Rate or a Eurocurrency Rate plus (i) a range of 4.50% to 5.00% based on the First-Lien Secured Leverage Ratio in the case of Base Rate loans and (ii) a range of 5.50% to 6.00% based on the First-Lien Secured Leverage Ratio in the case of Eurocurrency Rate loans. The First Lien Secured Leverage Ratio is calculated by the ratio of total first lien secured consolidated debt (net of up to $75 million of unrestricted cash and cash equivalents) to Consolidated EBITDA, as defined in the New Senior Credit Facility. The interest rate per annum applicable to the class A revolving commitments, which terminated on July 7, 2016, remained the same as the Revolver under the Senior Credit Facility. Interest payments on both the New Term Loan and Amended Revolver are payable at the end of the interest period as defined in the New Senior Credit Facility, but not less than quarterly.
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
As of September 30, 2016 and December 31, 2015, the applicable interest rate on the New Term Loan and the Term Loan was 7.75% and 6.25%, respectively.
Interest Rates on Letter of Credit Subfacility and Unused Commitment Fees
Under the Senior Credit Facility, the letter of credit subfacility bore interest at an applicable rate that ranged from 4.0% to 4.5%. The unused commitment fee on our Revolver ranged from 0.50% to 0.75% depending on the Secured Leverage Ratio. Interest payments on both the letter of credit subfacility and unused commitments were payable quarterly in arrears. All of our letters of credit under the Senior Credit Facility and the New Senior Credit Facility are also subject to a 0.25% fronting fee.
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
The applicable interest rates for our letter of credit subfacility was 6.0% with respect to the class B revolving commitments and 4.25% with respect to the class A revolving commitments as of September 30, 2016. The applicable interest rate for our letter of credit subfacility was 4.25% as of December 31, 2015. The applicable rate for our unused commitment fees was 0.75% with respect to the class B revolving commitments as of September 30, 2016 and 0.50% with respect to the class A revolving commitments prior to their termination on July 7, 2016. The applicable interest rate for our unused commitment fees was 0.50% as of December 31, 2015.
Principal Payments
Our Senior Credit Facility contained an annual requirement to submit a portion of our Excess Cash Flow, as defined in the Senior Credit Facility, as additional principal payments. Based on our annual financial results for the year ended December 31, 2015, we made an additional principal payment as required under the Excess Cash Flow provision of $4.6 million on April 6, 2016. Certain other transactions can trigger mandatory principal payments such as tax refunds, a disposition of a portion of our business or a significant asset sale. We had no such transactions during the nine months ended September 30, 2016. During the nine months ended September 30, 2016 and September 25, 2015, we made $4.6 million and zero principal payments on the Term Loan, respectively.
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
Maturity and Amortization
Under the New Senior Credit Facility, we are required to make amortization payments with respect to the New Term Loan of $22.5 million on or prior to June 15, 2017 and $22.5 million on or prior to June 15, 2018. The current portion of long-term debt as of September 30, 2016 includes our New Term Loan payment of $22.5 million due on June 15, 2017 and all of the outstanding Senior Unsecured Notes which, as further described below, must be refinanced or repaid with the proceeds of new equity, capital contributions or new unsecured debt by May 8, 2017.

The principal amount of the New Term Loan may be reduced as a result of prepayments, with the remaining amount payable on July 7, 2020. The New Senior Credit Facility contains a provision that would result in all outstanding principal under the New Term Loan maturing on May 8, 2017 if by May 8, 2017, all of the outstanding Senior Unsecured Notes have not been extended to a date that is on or after October 6, 2020, or paid in full with the proceeds of new equity, capital contributions or new unsecured debt that is expressly subordinated to the New Senior Credit Facility. Similar provisions with regards to the outstanding Senior Unsecured Notes are included in the Indenture governing the New Notes and the Third Lien Credit Agreement, which provide that the remaining Senior Unsecured Notes may only be paid with the proceeds of new equity, capital contributions or new unsecured debt that is expressly subordinated to the New Notes and the Cerberus 3L Notes (and we may not exchange any such remaining Senior Unsecured Notes into secured obligations of any kind). In addition, under the New Senior Credit Facility, any such new debt must mature after the maturity date of the New Term Loan, and under the Indenture and the Third Lien Credit Agreement, any such new debt must mature after the maturity date of the New Notes.
Principal amounts outstanding under the class B revolving facility will be due and payable in full on, and the commitments in respect thereof will terminate on, July 7, 2019. The same springing maturity provision impacting the New Term Loan as described above also applies to the class B revolving facility with respect to addressing the Senior Unsecured Notes by May 8, 2017.
Guarantee and Security
The guarantors of the obligations under the New Senior Credit Facility are identical to those under the New Notes and the Cerberus 3L Notes and substantially similar to those under the Senior Unsecured Notes (as described in more detail in Note 11). The New Senior Credit Facility is secured on a first lien basis by the same collateral that secures the New Notes on a second lien basis and the Cerberus 3L Notes on a third lien basis.
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
As of September 30, 2016 and December 31, 2015, we were in compliance with our financial maintenance covenants under the New Senior Credit Facility and the Senior Credit Facility, respectively, and we expect, based on current projections and estimates, to be in compliance with our covenants in the next twelve months.
New Notes
On June 15, 2016, in connection with the consummation of the exchange offer (the "Exchange Offer") and consent solicitation (the “Consent Solicitation”), $415.7 million principal amount of the Senior Unsecured Notes were exchanged for $45.0 million cash and $370.6 million aggregate principal amount of newly issued New Notes due November 30, 2020. The $370.6 million non-cash exchange of the Existing Notes for the New Notes was classified as a noncash financing activity for the nine months ended September 30, 2016.
The New Notes are governed by the terms of the indenture dated as of June 15, 2016 (the “Indenture”), among DynCorp International, the Guarantors (as defined below) and Wilmington Trust, National Association, as trustee (the “Trustee”) and collateral agent (the “Collateral Agent”).
The New Notes are senior secured obligations of DynCorp International, as issuer, and of the Guarantors, as guarantors. The New Notes are secured by second-priority liens on the assets that secure DynCorp International’s and the Guarantors’ obligations under DynCorp International’s senior secured credit facility, subject to permitted liens and certain exceptions. The New Notes are guaranteed by (1) Holdings, and (2) all of DynCorp International’s subsidiaries that currently guarantee the New Senior Credit Facility (the “Subsidiary Guarantors,” and collectively with Holdings, the “Guarantors”).
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
In addition, the Indenture (i) requires that any principal to be paid on any Senior Unsecured Notes that remain outstanding that were not tendered in the Exchange Offer may only be paid with the proceeds of new equity, capital contributions or new unsecured debt that is expressly subordinated to the New Notes (and such non-exchanged Senior Unsecured Notes are not permitted to be exchanged into secured obligations of any kind), as further described below under "Senior Unsecured Notes," and (ii) requires the DynCorp International to make amortization payments of (x) $22.5 million principal amount of the New Term Loan under the New Senior Credit Facility no later than June 15, 2017, and (y) an additional $22.5 million principal amount of the New Term Loan no later than June 15, 2018, which amounts may be reduced as a result of the application of certain prepayments.
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
On June 15, 2016, in connection with the consummation of the Exchange Offer, $415.7 million principal amount of the Senior Unsecured Notes were exchanged for $45.0 million cash and $370.6 million principal amount of newly issued New Notes. The remaining $39.3 million principal amount of 10.375% Senior Unsecured Notes were not exchanged and mature on July 1, 2017 and are classified within the current portion of long-term debt as of September 30, 2016. We expect that we will either refinance or repay the remaining Senior Unsecured Notes through capital contributions, equity sales or refinancing on or before May 8, 2017 (although there can be no assurances that we will be successful). This requirement within our New Senior Credit Facility specifies that we either extend the maturity date of the Senior Unsecured Notes to a date on or after October 6, 2020 or repay the Senior Unsecured Notes in full by May 8, 2017 with the proceeds of new equity, capital contributions or new unsecured debt that is expressly subordinated to the New Senior Credit Facility. Similar provisions with regards to the outstanding Senior Unsecured Notes are included in the Indenture governing the New Notes and the Third Lien Credit Agreement, which provide that the remaining Senior Unsecured Notes may only by paid with the proceeds of new equity, capital contributions or new unsecured debt that is expressly subordinated to the New Notes and the Cerberus 3L Notes (and we may not exchange any such remaining Senior Unsecured Notes into secured obligations of any kind). In addition, under the New Senior Credit Facility, any such new debt must mature after the maturity date of the New Term Loan, and under the Indenture and the Third Lien Credit Agreement, any such new debt must mature after the maturity date of the New Notes. Interest on the Senior Unsecured Notes is payable on January 1 and July 1 of each year, and commenced on January 1, 2011.
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
The fair value of the Senior Unsecured Notes is based on their quoted market value. As of September 30, 2016 and December 31, 2015, the quoted market value of the Senior Unsecured Notes was approximately 88.0% and 74.3%, respectively, of stated value.
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

Under the Third Lien Credit Agreement, DynCorp Funding LLC has made a $30 million term loan to us (the "Cerberus 3L Notes"). The proceeds of the Cerberus 3L Notes are restricted to pay fees and expenses (including reimbursement of out-of-pocket expenses) in support of or related to the Company’s Global Advisory Group until June 15, 2018 and, thereafter, for working capital and general corporate purposes. For the nine months ended September 30, 2016, we utilized approximately $17.3 million of these funds for fees and expenses related to the Company's Global Advisory Group.

Interest Rate and Fees
The interest rate per annum applicable to the Cerberus 3L Notes is 5.00%, payable in kind on a quarterly basis.

Prepayments
The Cerberus 3L Notes do not require any mandatory prepayments, and, subject to the terms of the Intercreditor Agreement (as defined below), we are permitted to voluntarily repay outstanding loans under the Cerberus 3L Notes without premium or penalty. The New Senior Credit Facility and the Indenture governing the New Notes restrict us from making any principal payments on the Cerberus 3L Notes.

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

Intercreditor Agreement

The collateral granted to secure the indebtedness under the New Senior Credit Facility, on a first-priority basis, has also been granted to secure (a) the New Notes and the guarantees under the Indenture on a second-priority basis and (b) the Cerberus 3L Notes and the guarantees under the Third Lien Credit Agreement on a third-priority basis. The relative priority of the liens afforded to the New Senior Credit Facility, New Notes and Cerberus 3L Notes and the subordination in right of payment of the Cerberus 3L Notes to the New Senior Credit Facility and the New Notes are set forth in the Intercreditor Agreement (the “Intercreditor Agreement”), dated as of June 15, 2016, by and among the administrative agent under the New Senior Credit Facility, the collateral agent under the Indenture, and the collateral agent under the Third Lien Credit Agreement.

Note 8 — Commitments and Contingencies
Commitments
We have operating leases for the use of real estate and certain property and equipment which are either non-cancelable, cancelable only by the payment of penalties or cancelable upon one month’s notice. All lease payments are based on the lapse of time but include, in some cases, payments for insurance, maintenance and property taxes. There are no purchase options on operating leases at favorable terms, but most leases have one or more renewal options. Certain real estate leases are subject to annual escalations for increases in base rents, utilities and property taxes. Lease rental expense was $10.8 million and $29.4 million for the three and nine months ended September 30, 2016, respectively. Lease rental expense was $10.0 million and $39.4 million for the three and nine months ended September 25, 2015, respectively. We have no significant long-term purchase agreements with service providers.

Contingencies
General Legal Matters
We are involved in various lawsuits and claims that arise in the normal course of business. We have established reserves for matters in which it is believed that losses are probable and can be reasonably estimated. Reserves related to these matters have been recorded in Other accrued liabilities totaling approximately $10.8 million and $5.1 million as of September 30, 2016 and December 31, 2015, respectively. We believe that appropriate accruals have been established for such matters based on information currently available; however, some of the matters may involve compensatory, punitive, or other claims or sanctions that, if granted, could require us to pay damages or make other expenditures in amounts that could not be reasonably estimated at September 30, 2016. These accrued reserves represent the best estimate of amounts believed to be our liability in a range of expected losses. In addition to matters that are considered probable and that can be reasonably estimated, we also have certain matters considered reasonably possible. Other than matters disclosed below, we believe the aggregate range of possible loss related to matters considered reasonably possible was not material as of September 30, 2016. Litigation is inherently unpredictable and unfavorable resolutions could occur. Accordingly, it is possible that an adverse outcome from such proceedings could (i) exceed the amounts accrued for probable matters; or (ii) require a reserve for a matter we did not originally believe to be probable or could be reasonably estimated. Such changes could be material to our financial condition, results of operations and cash flows in any particular reporting period. Our view of the matters not specifically disclosed could possibly change in future periods as events thereto unfold.
Pending Litigation and Claims
On December 4, 2006, December 29, 2006, March 14, 2007 and April 24, 2007, four lawsuits were served, seeking unspecified monetary damages against DynCorp International LLC and several of its former affiliates in the U.S. District Court for the Southern District of Florida, concerning the spraying of narcotic plant crops along the Colombian border adjacent to Ecuador. Three of the lawsuits, filed on behalf of the Provinces of Esmeraldas, Sucumbíos, and Carchi in Ecuador, allege violations of Ecuadorian law, International law, and statutory and common law tort violations, including negligence, trespass, and nuisance. The fourth lawsuit, filed on behalf of citizens of the Ecuadorian provinces of Esmeraldas and Sucumbíos, alleges personal injury, various counts of negligence, trespass, battery, assault, intentional infliction of emotional distress, violations of the Alien Tort Claims Act and various violations of International law. The four lawsuits were consolidated, and based on our motion granted by the court, the case was subsequently transferred to the U.S. District Court for the District of Columbia. On March 26, 2008, a First Amended Consolidated Complaint was filed that identified 3,266 individual plaintiffs. As of January 12, 2010, 1,256 of the plaintiffs were dismissed by court orders and, on September 15, 2010, the Provinces of Esmeraldas, Sucumbíos, and Carchi were dismissed by court order. We filed multiple motions for summary judgment and, on February 15, 2013, the court granted summary judgment and dismissed all claims. On March 18, 2013, the plaintiffs filed a notice of appeal with the U.S. Court of Appeals for the District of Columbia. On May 30, 2014, the U.S. Court of Appeals for the District of Columbia affirmed the dismissal of the majority of the case, but remanded the case to the trial court concerning a few remaining tort claims. On September 23, 2016, the District Court granted in part renewed motions for summary judgment. At this time, we believe the likelihood of an unfavorable outcome in this case is remote.
A lawsuit filed on September 11, 2001, and amended on March 24, 2008, seeking unspecified damages on behalf of twenty-six residents of the Sucumbíos Province in Ecuador, was brought against our operating company and several of its former affiliates in the U.S. District Court for the District of Columbia. The action alleges violations of the laws of nations and U.S. treaties, negligence, emotional distress, nuisance, battery, trespass, strict liability, and medical monitoring arising from the spraying of herbicides near the Ecuador-Colombia border in connection with the performance of the DoS, International Narcotics and Law Enforcement contract for the eradication of narcotic plant crops in Colombia. As of January 12, 2010, fifteen of the plaintiffs have been dismissed by court order. We filed multiple motions for summary judgment and, on February 15, 2013, the court granted summary judgment and dismissed all claims. On March 18, 2013, the plaintiffs filed a notice of appeal with the U.S. Court of Appeals for the District of Columbia. On May 30, 2014, the U.S. Court of Appeals for the District of Columbia affirmed the dismissal of the majority of the case, but remanded the case to the trial court concerning a few remaining tort claims. On September 23, 2016, the District Court granted in part renewed motions for summary judgment. At this time, we believe the likelihood of an unfavorable outcome in this case is remote.
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
On April 30, 2013, we received several Form 1s from the DCAA for the periods ranging between 2000 to 2011 on the War Reserve Materiel I program related to concerns on items such as the adequacy of documentation and reasonableness of costs. In July 2016, we received the contracting officer's final decision on these Form 1s and in September 2016, a contract modification was finalized and executed between the parties, effectively and fully settling this matter. We received final payment for settlement of this matter during the three months ended September 30, 2016.
We have received a series of audit reports from the DCAA related to their examination of certain incurred, invoiced and reimbursed costs on the LOGCAP IV. In July 2016, we received two Form 1s from the DCAA questioning approximately $2.7 million for which we concur with approximately $20,000. We believe more Form 1s could be issued in the future for approximately $54.0 million. Over the past several years, we have been successful in working with the DCAA, Defense Contract Management Agency and our customer in resolving matters included in Form 1s as well as other transmittals. Specific to the LOGCAP IV audit reports, we have provided responses to the DCAA that have articulated our position on each issue and have attempted to answer their questions and provide clarification of the facts to resolve the issues raised. While we believe that we will be successful in defending our position, there can be no guarantees that we will be able to address all of their concerns or entirely avoid financial loss.

Foreign Contingencies
On January 22, 2014, a tax assessment from the Large Tax Office of the Afghanistan Ministry of Finance (“MOF”) was received, seeking approximately $64.2 million in taxes and penalties specific to one of our business licenses in Afghanistan for periods between 2009 to 2012. The majority of this assessment was income tax related; however, $10.2 million of the assessed amount is non-income tax related and represents loss contingencies that we consider reasonably possible. We filed our initial appeal of the assessment with the MOF on February 19, 2014. In May 2014, the MOF ruled in our favor for the income tax related issue which totaled approximately $54.0 million. We are still working with the MOF to remove the assessment on the remaining non-income tax related items. As of September 30, 2016, a reasonable estimate of loss or range of loss could not be made as we could not reasonably estimate the ultimate outcome related to the issues assessed.
Credit Risk
We are subject to concentrations of credit risk primarily by virtue of our accounts receivable. Departments and agencies of the U.S. federal government account for all but minor portions of our customer base, minimizing this credit risk. Furthermore, the significance of any one contract can change as our business expands or contracts. Additionally, as contract modifications, contract extensions or other contract actions occur, the profitability of any one contract can become more or less significant to the Company. We continuously review all accounts receivable and record provisions for doubtful accounts when necessary.
Risk Management Liabilities and Reserves
We are insured for domestic workers' compensation liabilities and a significant portion of our employee medical costs. However, we bear risk for a portion of claims pursuant to the terms of the applicable insurance contracts. We account for these programs based on actuarial estimates of the amount of loss inherent in that period’s claims, including losses for which claims have not been reported of $10.5 million and $11.0 million as of September 30, 2016 and December 31, 2015, respectively. These loss estimates rely on actuarial observations of ultimate loss experience for similar historical events. We limit our risk by purchasing stop-loss insurance policies for significant claims incurred for both domestic workers' compensation liabilities and medical costs. Our exposure under the stop-loss policies for domestic workers' compensation and medical costs is limited based on fixed dollar amounts. For domestic workers' compensation and employers' liability under state and federal law, the fixed dollar amount of stop-loss coverage is $1.0 million per occurrence on most policies, but is $0.25 million per occurrence on a California-based policy. For medical costs, the fixed dollar amount of stop-loss coverage is $0.4 million for total costs per covered participant per calendar year.

Note 9 — Segment Information
As of September 30, 2016, we had two operating and reporting segments: DynAviation and DynLogistics. The DynAviation and DynLogistics segments operate principally within a regulatory environment subject to governmental contracting and accounting requirements, including Federal Acquisition Regulations, Cost Accounting Standards and audits by various U.S. federal agencies. In October 2016, the Company amended its organizational structure resulting in a change to its operating and reporting segments, which it will include in its Annual Report on Form 10-K for the year ended December 31, 2016. See Note 12 for further discussion.
The following is a summary of the financial information of the reportable segments reconciled to the amounts reported in the condensed consolidated financial statements:

	Three Months Ended		Nine Months Ended
(Amounts in thousands)	September 30, 2016	September 25, 2015	September 30, 2016	September 25, 2015
Revenue
DynAviation	$326,408	$316,337	$913,564	$950,749
DynLogistics	177,328	163,187	461,187	485,781
Headquarters / Other (1)	(302)	284	(359)	470
Total revenue	$503,434	$479,808	$1,374,392	$1,437,000

Operating (loss) income
DynAviation	$6,739	$(4,137)	$17,206	$(76,509)
DynLogistics	23,920	16,800	49,798	27,807
Headquarters / Other (2)	(21,269)	(11,344)	(57,064)	(32,039)
Total operating income (loss)	$9,390	$1,319	$9,940	$(80,741)

Depreciation and amortization
DynAviation	$259	$491	$944	$2,291
DynLogistics	138	75	260	187
Headquarters / Other	8,725	8,913	25,595	25,148
Total depreciation and amortization (3)	$9,122	$9,479	$26,799	$27,626

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

(3)
Includes amounts included in Cost of services of $0.2 million and $0.7 million and for the three and nine months ended September 30, 2016, respectively, and $0.4 million and $2.0 million for the three and nine months ended September 25, 2015, respectively.

The following is a summary of the assets of the reportable segments reconciled to the amounts reported in the consolidated financial statements:

	As Of
(Amounts in thousands)	September 30, 2016	December 31, 2015
Assets
DynAviation	$302,414	$351,627
DynLogistics	147,704	173,036
Headquarters / Other (1)	235,026	260,026
Total assets	$685,144	$784,689

(1)	Assets primarily include cash, investments in unconsolidated subsidiaries, and intangible assets (excluding goodwill).

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
Consulting Fee
We have a Master Consulting and Advisory Services agreement ("COAC Agreement") with Cerberus Operations and Advisory Company, LLC ("COAC") where, pursuant to the terms of the agreement, they make personnel available to us for the purpose of providing reasonably requested business advisory services. The services are priced on a case by case basis depending on the requirements of the project and agreements in pricing. We incurred $1.3 million and $4.5 million of consulting fees on a gross basis before considering the effect of our contract mix which provides for partial recovery, during the three and nine months ended September 30, 2016, respectively, and $1.9 million and $6.1 million during the three and nine months ended September 25, 2015, respectively.
We have two executives who are COAC employees, who are seconded to us: (i) our Senior Vice President, Chief Administrative Officer, Chief Legal Officer and Corporate Secretary; and (ii) our previous Senior Vice President, DynGlobal and current Chief Operating Officer. Included in the $1.3 million and $4.5 million recognized during the three and nine months ended September 30, 2016 in COAC consulting fees, was $0.6 million and $1.9 million of administrative expense related to these two COAC individuals for the three months and nine months ended September 30, 2016, respectively. Included in the $1.9 million and $6.1 million recognized during the three and nine months ended September 25, 2015 in COAC consulting fees, was $1.0 million and $3.3 million of administrative expense related to seconded COAC employees for the three and nine months ended September 25, 2015, respectively.
The New Senior Credit Facility permits payments under the COAC Agreement or any transaction contemplated thereby not to exceed $6 million per fiscal year with respect to executives seconded from COAC and personnel of COAC that provide services to us at cost on a weekly, monthly or pro-rated basis.
Certain members of executive management and board members of the Company and seconded COAC individuals may have agreements and conduct business with Cerberus and its affiliates for which they receive compensation. We recognize such compensation as an administrative expense in the consolidated financial statements.
Joint Ventures and Variable Interest Entities
We account for our investments in VIEs in accordance with ASC 810 - Consolidation. In cases where we have (i) the power to direct the activities of the VIE that most significantly impact its economic performance and (ii) the obligation to absorb losses of the VIE that could potentially be significant or the right to receive benefits from the entity that could potentially be significant to the VIE, we consolidate the entity. Alternatively, in cases where all of the aforementioned criteria are not met, the investment is accounted for under the equity method. As of September 30, 2016, we accounted for PaTH, CRS, Babcock, GRS and GLS as equity method investments. Alternatively, we consolidated DIFZ based on the aforementioned criteria. We present our share of the PaTH, CRS, GRS and GLS earnings in Earnings from equity method investees as these joint ventures are considered operationally integral. Alternatively, we present our share of the Babcock earnings in Other income, net as it is not considered operationally integral. During the period ended September 30, 2016, the CRS joint venture was dissolved and the CRS Delaware legal entity registration canceled; therefore, as of September 30, 2016 we will no longer recognize equity method income for the entity.
Receivables due from our unconsolidated joint ventures totaled $0.1 million and $0.5 million as of September 30, 2016 and December 31, 2015, respectively. These receivables are a result of items purchased and services rendered by us on behalf of our unconsolidated joint ventures. We have assessed these receivables as having minimal collection risk based on our historic experience with these joint ventures and our inherent influence through our ownership interest.
We did not earn revenue from our unconsolidated joint ventures during the three and nine months ended September 30, 2016. The related revenue we earned from our unconsolidated joint ventures totaled $0.0 million and $0.4 million during the three and nine months ended September 25, 2015, respectively. The related cost of services was $0.1 million and $0.4 million during the three and nine months ended September 30, 2016 and $0.1 million and $0.5 million during the three and nine months ended September 25, 2015, respectively. Additionally, we earned $0.1 million and $0.8 million in equity method income (includes operationally integral and non-integral income) during the three and nine months ended September 30, 2016 and $0.5 million and $1.3 million in equity method income during the three and nine months ended September 25, 2015, respectively.

GLS’ revenue was $10.2 million and $31.3 million during the three and nine months ended September 30, 2016, respectively, and $6.5 million and $20.0 million during the three and nine months ended September 25, 2015. GLS’ operating and net loss was $0.4 million and $1.9 million during the three and nine months ended September 30, 2016, and $0.8 million and $1.4 million during the three and nine months ended September 25, 2015, respectively.
We currently hold one promissory note included in Other assets on our consolidated balance sheet from Palm Trading Investment Corp, which had an aggregate initial value of $9.2 million. The loan balance outstanding was $2.3 million and $2.5 million as of September 30, 2016 and December 31, 2015, respectively, reflecting the initial value plus accrued interest, less non-cash dividend payments against the promissory note. The fair value of the note receivable is not materially different from its carrying value.
As discussed above and in accordance with ASC 810 - Consolidation, we consolidate DIFZ. The following tables present selected financial information for DIFZ as of September 30, 2016 and December 31, 2015 and for the three and nine months ended September 30, 2016 and September 25, 2015:

	As Of
(Amounts in millions)	September 30, 2016	December 31, 2015
Assets	$4.0	$4.7
Liabilities	0.8	1.1

	Three Months Ended		Nine Months Ended
(Amounts in millions)	September 30, 2016	September 25, 2015	September 30, 2016	September 25, 2015
Revenue	$48.3	$54.9	$133.9	$162.2
The following tables present selected financial information for our equity method investees as of September 30, 2016 and December 31, 2015 and for the three and nine months ended September 30, 2016 and September 25, 2015:

	As Of
(Amounts in millions)	September 30, 2016	December 31, 2015
Current assets	$34.2	$32.2
Total assets	35.8	32.2
Current liabilities	12.2	12.5
Total liabilities	12.2	12.5

	Three Months Ended		Nine Months Ended
(Amounts in millions)	September 30, 2016	September 25, 2015	September 30, 2016	September 25, 2015
Revenue	$13.3	$19.6	$50.7	$87.0
Gross profit	(1.5)	4.5	—	13.2
Net income	(0.8)	3.5	—	10.3
Many of our joint ventures and VIEs only perform on a single contract. The modification or termination of a contract under a joint venture or VIE could trigger an impairment in the fair value of our investment in these entities. In the aggregate, our maximum exposure to losses as a result of our investment consists of our (i) $9.2 million investment in unconsolidated joint ventures, (ii) $0.1 million in receivables from our unconsolidated joint ventures, (iii) $2.3 million note receivable from Palm Trading Investment Corp. and (iv) contingent liabilities that were neither probable nor reasonably estimable as of September 30, 2016.

Note 11 — Consolidating Financial Statements of Subsidiary Guarantors
The New Notes issued by DynCorp International Inc. ("Subsidiary Issuer"), the New Senior Credit Facility and the term loan under the Third Lien Credit Agreement are fully and unconditionally guaranteed, jointly and severally, by the Company ("Parent") and the following domestic subsidiaries of the Subsidiary Issuer: DynCorp International LLC, DTS Aviation Services LLC, DynCorp Aerospace Operations LLC, DynCorp International Services LLC, DIV Capital Corporation, Dyn Marine Services of Virginia LLC, Services International LLC, Worldwide Management and Consulting Services LLC, Worldwide Recruiting and Staffing Services LLC, Heliworks LLC, Phoenix Consulting Group, LLC, Casals & Associates, Inc., Culpeper National Security Solutions LLC, and Highground Global, Inc. ("Subsidiary Guarantors"). The Senior Unsecured Notes are fully and unconditionally guaranteed, jointly and severally, by the Parent and the Subsidiary Guarantors other than Culpeper National Security Solutions LLC, and Highground Global, Inc. Each of the Subsidiary Issuer and the Subsidiary Guarantors is 100% owned by the Company. Under the Senior Unsecured Notes Indenture and the Indenture governing the New Notes, a guarantee of a Subsidiary Guarantor will terminate upon the following customary circumstances: (i) the sale of the capital stock of such Subsidiary Guarantor if such sale complies with the indenture; (ii) the designation of such Subsidiary Guarantor as an unrestricted subsidiary; (iii) if such Subsidiary Guarantor no longer guarantees certain other indebtedness of the Subsidiary Issuer or (iv) the defeasance or discharge of the indenture.
The following condensed consolidating financial statements present (i) unaudited condensed consolidating balance sheets as of September 30, 2016 and December 31, 2015, (ii) unaudited condensed consolidating statements of operations and comprehensive loss for the three and nine months ended September 30, 2016 and September 25, 2015, (iii) unaudited condensed consolidating statements of cash flows for the nine months ended September 30, 2016 and September 25, 2015 and (iii) elimination entries necessary to consolidate Parent and its subsidiaries.
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
DynCorp International Inc. is considered the Subsidiary Issuer as it issued the Senior Unsecured Notes and the New Notes.

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Operations Information
For the Three Months Ended September 30, 2016

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$—	$508,038	$55,080	$(59,684)	$503,434
Cost of services	—	—	(450,454)	(54,296)	59,660	(445,090)
Selling, general and administrative expenses	—	—	(38,442)	64	21	(38,357)
Depreciation and amortization expense	—	—	(8,692)	(186)	3	(8,875)
Earnings from equity method investees	—	—	60	—	—	60
Impairment of goodwill, intangibles and long-lived assets	—	—	(1,782)	—	—	(1,782)
Operating income	—	—	8,728	662	—	9,390
Interest expense	—	(19,195)	(1,035)	—	—	(20,230)
Interest income	—	—	115	2	—	117
Equity in (loss) income of consolidated subsidiaries	(7,271)	5,207	315	—	1,749	—
Other income (loss), net	—	—	258	(42)	—	216
(Loss) income before income taxes	(7,271)	(13,988)	8,381	622	1,749	(10,507)
Benefit (provision) for income taxes	—	6,717	(3,174)	—	—	3,543
Net (loss) income	(7,271)	(7,271)	5,207	622	1,749	(6,964)
Noncontrolling interests	—	—	—	(307)	—	(307)
Net (loss) income attributable to Delta Tucker Holdings, Inc.	$(7,271)	$(7,271)	$5,207	$315	$1,749	$(7,271)

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Operations Information
For the Three Months Ended September 25, 2015

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$—	$484,403	$61,093	$(65,688)	$479,808
Cost of services	—	—	(432,723)	(60,467)	65,661	(427,529)
Selling, general and administrative expenses	—	—	(35,254)	(10)	27	(35,237)
Depreciation and amortization expense	—	—	(8,867)	(172)	—	(9,039)
Earnings from equity method investees	—	—	6	—	—	6
Impairment of goodwill, intangibles and long-lived assets	—	—	(6,690)	—	—	(6,690)
Operating income	—	—	875	444	—	1,319
Interest expense	—	(16,486)	(715)	—	—	(17,201)
Interest income	—	—	17	2	—	19
Equity in loss of consolidated subsidiaries	(15,749)	(5,030)	(90)	—	20,869	—
Other income (loss), net	—	—	139	(66)	—	73
(Loss) income before income taxes	(15,749)	(21,516)	226	380	20,869	(15,790)
Benefit (provision) for income taxes	—	5,767	(5,256)	29	—	540
Net (loss) income	(15,749)	(15,749)	(5,030)	409	20,869	(15,250)
Noncontrolling interests	—	—	—	(499)	—	(499)
Net loss attributable to Delta Tucker Holdings, Inc.	$(15,749)	$(15,749)	$(5,030)	$(90)	$20,869	$(15,749)

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Operations Information
For the Nine Months Ended September 30, 2016

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$—	$1,385,877	$151,878	$(163,363)	$1,374,392
Cost of services	—	—	(1,240,567)	(150,692)	163,311	(1,227,948)
Selling, general and administrative expenses	—	—	(109,450)	—	45	(109,405)
Depreciation and amortization expense	—	—	(25,554)	(531)	7	(26,078)
Earnings from equity method investees	—	—	761	—	—	761
Impairment of goodwill, intangibles and long-lived assets	—	—	(1,782)	—	—	(1,782)
Operating income	—	—	9,285	655	—	9,940
Interest expense	—	(51,235)	(2,422)	—	—	(53,657)
Loss on early extinguishment of debt	—	(328)	—	—	—	(328)
Interest income	—	—	194	5	—	199
Equity in loss of consolidated subsidiaries	(47,151)	(13,634)	(328)	—	61,113	—
Other income (loss), net	—	—	5,307	(128)	—	5,179
(Loss) income before income taxes	(47,151)	(65,197)	12,036	532	61,113	(38,667)
Benefit (provision) for income taxes	—	18,046	(25,670)	(57)	—	(7,681)
Net (loss) income	(47,151)	(47,151)	(13,634)	475	61,113	(46,348)
Noncontrolling interests	—	—	—	(803)	—	(803)
Net loss attributable to Delta Tucker Holdings, Inc.	$(47,151)	$(47,151)	$(13,634)	$(328)	$61,113	$(47,151)

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Operations Information
For the Nine Months Ended September 25, 2015

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$—	$1,450,444	$180,400	$(193,844)	$1,437,000
Cost of services	—	—	(1,306,232)	(178,434)	193,786	(1,290,880)
Selling, general and administrative expenses	—	—	(107,939)	(39)	58	(107,920)
Depreciation and amortization expense	—	—	(24,637)	(950)	—	(25,587)
Earnings from equity method investees	—	—	131	—	—	131
Impairment of goodwill, intangibles and long-lived assets	—	—	(93,485)	—	—	(93,485)
Operating (loss) income	—	—	(81,718)	977	—	(80,741)
Interest expense	—	(48,423)	(2,006)	—	—	(50,429)
Interest income	—	—	57	4	—	61
Equity in loss of consolidated subsidiaries	(120,636)	(89,158)	(535)	—	210,329	—
Other income, net	—	—	1,659	16	—	1,675
(Loss) income before income taxes	(120,636)	(137,581)	(82,543)	997	210,329	(129,434)
Benefit (provision) for income taxes	—	16,945	(6,615)	(305)	—	10,025
Net (loss) income	(120,636)	(120,636)	(89,158)	692	210,329	(119,409)
Noncontrolling interests	—	—	—	(1,227)	—	(1,227)
Net loss attributable to Delta Tucker Holdings, Inc.	$(120,636)	$(120,636)	$(89,158)	$(535)	$210,329	$(120,636)

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Comprehensive Loss Information
For the Three Months Ended September 30, 2016

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net (loss) income	$(7,271)	$(7,271)	$5,207	$622	$1,749	$(6,964)
Other comprehensive loss:
Currency translation adjustment	(216)	(216)	—	(216)	432	(216)
Other comprehensive loss, before tax	(216)	(216)	—	(216)	432	(216)
Income tax benefit related to items of other comprehensive loss	78	78	—	78	(156)	78
Other comprehensive loss	(138)	(138)	—	(138)	276	(138)
Comprehensive (loss) income	(7,409)	(7,409)	5,207	484	2,025	(7,102)
Noncontrolling interests	—	—	—	(307)	—	(307)
Comprehensive (loss) income attributable to Delta Tucker Holdings, Inc.	$(7,409)	$(7,409)	$5,207	$177	$2,025	$(7,409)

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Comprehensive Loss Information
For the Three Months Ended September 25, 2015

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net (loss) income	$(15,749)	$(15,749)	$(5,030)	$409	$20,869	$(15,250)
Other comprehensive loss:
Currency translation adjustment	—	—	—	—	—	—
Other comprehensive loss, before tax	—	—	—	—	—	—
Income tax benefit related to items of other comprehensive loss	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—
Comprehensive (loss) income	(15,749)	(15,749)	(5,030)	409	20,869	(15,250)
Noncontrolling interests	—	—	—	(499)	—	(499)
Comprehensive loss attributable to Delta Tucker Holdings, Inc.	$(15,749)	$(15,749)	$(5,030)	$(90)	$20,869	$(15,749)

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Comprehensive Loss Information
For the Nine Months Ended September 30, 2016

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net (loss) income	$(47,151)	$(47,151)	$(13,634)	$475	$61,113	$(46,348)
Other comprehensive loss:
Currency translation adjustment	(215)	(215)	—	(215)	430	(215)
Other comprehensive loss, before tax	(215)	(215)	—	(215)	430	(215)
Income tax benefit related to items of other comprehensive loss	77	77	—	77	(154)	77
Other comprehensive loss	(138)	(138)	—	(138)	276	(138)
Comprehensive (loss) income	(47,289)	(47,289)	(13,634)	337	61,389	(46,486)
Noncontrolling interests	—	—	—	(803)	—	(803)
Comprehensive loss attributable to Delta Tucker Holdings, Inc.	$(47,289)	$(47,289)	$(13,634)	$(466)	$61,389	$(47,289)

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Comprehensive Loss Information
For the Nine Months Ended September 25, 2015

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net (loss) income	$(120,636)	$(120,636)	$(89,158)	$692	$210,329	$(119,409)
Other comprehensive loss:
Currency translation adjustment	(101)	(101)	—	(101)	202	(101)
Other comprehensive loss, before tax	(101)	(101)	—	(101)	202	(101)
Income tax benefit related to items of other comprehensive loss	36	36	—	36	(72)	36
Other comprehensive loss	(65)	(65)	—	(65)	130	(65)
Comprehensive (loss) income	(120,701)	(120,701)	(89,158)	627	210,459	(119,474)
Noncontrolling interests	—	—	—	(1,227)	—	(1,227)
Comprehensive loss attributable to Delta Tucker Holdings, Inc.	$(120,701)	$(120,701)	$(89,158)	$(600)	$210,459	$(120,701)

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Balance Sheet Information
September 30, 2016

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
	ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$84,150	$14,789	$—	$98,939
Restricted cash	—	12,744	720	—	—	13,464
Accounts receivable, net	—	—	333,963	4,324	(12,972)	325,315
Intercompany receivables	—	—	202,482	4,958	(207,440)	—
Prepaid expenses and other current assets	—	—	53,124	1,606	(496)	54,234
Total current assets	—	12,744	674,439	25,677	(220,908)	491,952
Property and equipment, net	—	—	14,921	918	—	15,839
Goodwill	—	—	9,694	32,399	—	42,093
Tradenames, net	—	—	28,536	—	—	28,536
Other intangibles, net	—	—	91,820	—	—	91,820
Investment in subsidiaries	—	585,207	54,696	—	(639,903)	—
Other assets, net	—	—	11,557	3,347	—	14,904
Total assets	$—	$597,951	$885,663	$62,341	$(860,811)	$685,144

	LIABILITIES & DEFICIT
Current liabilities:
Current portion of long-term debt	$—	$60,116	$—	$—	$—	$60,116
Accounts payable	—	—	88,014	1,273	(2,069)	87,218
Accrued payroll and employee costs	—	—	81,684	2,649	—	84,333
Intercompany payables	45,085	157,397	4,958	—	(207,440)	—
Deferred income taxes	—	—	—	27	(27)	—
Accrued liabilities	215,617	25,488	85,821	3,696	(226,913)	103,709
Income taxes payable	—	—	8,187	—	(76)	8,111
Total current liabilities	260,702	243,001	268,664	7,645	(436,525)	343,487
Long-term debt	—	570,567	—	—	—	570,567
Other long-term liabilities	—	—	26,298	—	—	26,298
Noncontrolling interests	—	—	5,494	—	—	5,494
(Deficit) equity	(260,702)	(215,617)	585,207	54,696	(424,286)	(260,702)
Total liabilities and deficit	$—	$597,951	$885,663	$62,341	$(860,811)	$685,144

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Balance Sheet Information
December 31, 2015

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
	ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$95,365	$13,417	$—	$108,782
Restricted cash	—	—	721	—	—	721
Accounts receivable, net	—	—	389,773	11	(3,687)	386,097
Intercompany receivables	—	—	199,364	15,180	(214,544)	—
Prepaid expenses and other current assets	—	—	54,364	1,825	(506)	55,683
Assets held for sale	—	—	7,913	—	—	7,913
Total current assets	—	—	747,500	30,433	(218,737)	559,196
Property and equipment, net	—	—	14,617	1,077	—	15,694
Goodwill	—	—	9,694	32,399	—	42,093
Tradenames, net	—	—	28,536	—	—	28,536
Other intangibles, net	—	—	113,256	223	—	113,479
Investment in subsidiaries	—	650,005	55,460	—	(705,465)	—
Long-term deferred taxes	—	—	13,364	—	—	13,364
Other assets, net	—	—	10,616	1,711	—	12,327
Total assets	$—	$650,005	$993,043	$65,843	$(924,202)	$784,689

	LIABILITIES & DEFICIT
Current liabilities:
Current portion of long-term debt	$—	$184,866	$—	$—	$—	$184,866
Accounts payable	—	—	85,374	6,138	(902)	90,610
Accrued payroll and employee costs	—	—	96,800	3,881	—	100,681
Intercompany payables	45,079	154,285	15,180	—	(214,544)	—
Deferred income taxes	—	—	27,310	24	—	27,334
Accrued liabilities	168,883	27,572	90,013	340	(172,090)	114,718
Liabilities held for sale	—	—	784	—	—	784
Income taxes payable	—	—	8,214	—	(84)	8,130
Total current liabilities	213,962	366,723	323,675	10,383	(387,620)	527,123
Long-term debt	—	452,165	—	—	—	452,165
Other long-term liabilities	—	—	13,571	—	—	13,571
Noncontrolling interests	—	—	5,792	—	—	5,792
(Deficit) Equity	(213,962)	(168,883)	650,005	55,460	(536,582)	(213,962)
Total liabilities and deficit	$—	$650,005	$993,043	$65,843	$(924,202)	$784,689

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Cash Flow Information
For the Nine Months Ended September 30, 2016

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$557	$57,754	$(12,489)	$(20,409)	$(736)	$24,677
Cash flows from investing activities:
Purchase of property and equipment	—	—	(2,738)	(24)	—	(2,762)
Proceeds from sale of property, plant and equipment	—	—	832	—	—	832
Purchase of software	—	—	(1,775)	—	—	(1,775)
Restriction on cash related to Cerberus 3L Notes	—	(12,744)	—	—	—	(12,744)
Return of capital from equity method investees	—	—	1,557	—	—	1,557
Contributions to equity method investees	—	—	(4,956)	—	—	(4,956)
Transfers from (to) affiliates	—	—	31,627	23,273	(54,900)	—
Net cash provided by (used in) investing activities	—	(12,744)	24,547	23,249	(54,900)	(19,848)
Cash flows from financing activities:
Borrowings on revolving credit facilities	—	18,000	—	—	—	18,000
Payments on revolving credit facilities	—	(18,000)	—	—	—	(18,000)
Payments on senior secured credit facility	—	(187,272)	—	—	—	(187,272)
Borrowing under new senior credit facility	—	192,882	—	—	—	192,882
Borrowing under Cerberus 3L notes	—	30,000	—	—	—	30,000
Payment to bondholders for Exchange Offer	—	(45,000)	—	—	—	(45,000)
Payment of deferred financing costs	—	(4,998)	—	—	—	(4,998)
Equity contribution from affiliates to Cerberus	—	450	—	—	—	450
Payments of dividends to noncontrolling interests	—	—	—	(1,468)	734	(734)
Net transfers from/(to) Parent/subsidiary	(557)	(31,072)	(23,273)	—	54,902	—
Net cash used in financing activities	(557)	(45,010)	(23,273)	(1,468)	55,636	(14,672)
Net (decrease) increase in cash and cash equivalents	—	—	(11,215)	1,372	—	(9,843)
Cash and cash equivalents, beginning of period	—	—	95,365	13,417	—	108,782
Cash and cash equivalents, end of period	$—	$—	$84,150	$14,789	$—	$98,939

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Cash Flow Information
For The Nine Months Ended September 25, 2015

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$557	$16,197	$(35,909)	$(5,675)	$(688)	$(25,518)
Cash flows from investing activities:
Purchase of property and equipment	—	—	(1,542)	(1,138)	—	(2,680)
Proceeds from sale of property, plant and equipment	—	—	478	—	—	478
Purchase of software	—	—	(998)	—	—	(998)
Return of capital from equity method investees	—	—	3,683	—	—	3,683
Contributions to equity method investees	—	—	(1,427)	—	—	(1,427)
Transfers from (to) affiliates	—	—	17,504	14,981	(32,485)	—
Net cash provided by (used in) investing activities	—	—	17,698	13,843	(32,485)	(944)
Cash flows from financing activities:
Borrowings on long-term debt	—	139,600	—	—	—	139,600
Payments on long-term debt	—	(139,600)	—	—	—	(139,600)
Payments related to financed insurance	—	—	(2,055)	—	—	(2,055)
Equity contributions from affiliates of Cerberus	—	750	—	—	—	750
Payments of dividends to Parent	—	—	—	(1,376)	688	(688)
Net transfers from/(to) Parent/subsidiary	(557)	(16,947)	(14,981)	—	32,485	—
Net cash used in financing activities	(557)	(16,197)	(17,036)	(1,376)	33,173	(1,993)
Net (decrease) increase in cash and cash equivalents	—	—	(35,247)	6,792	—	(28,455)
Cash and cash equivalents, beginning of period	—	—	87,300	6,704	—	94,004
Cash and cash equivalents, end of period	$—	$—	$52,053	$13,496	$—	$65,549

Note 12 — Subsequent Events
The Company evaluated potential subsequent events occurring after the period end date through the date the financial statements were issued and concluded that there were no material subsequent events for the quarter ended September 30, 2016, except as disclosed within the Notes to the unaudited condensed consolidated financial statements or as described below.
In October 2016, the Company amended its organizational structure to improve efficiencies within existing businesses, capitalize on new opportunities, continue international growth and expand commercial business. The Company’s two operating and reporting segments, DynAviation and DynLogistics, were re-aligned into three operating and reporting segments, AELS, AOLC and DynLogistics, which the Company will include in its Annual Report on Form 10-K for the year ended December 31, 2016. Each operating and reportable segment is its own reporting unit.
The Company's AELS segment, comprised primarily of the Company's Air Force and Navy contracts within the former DynAviation segment, provides the technical information and expertise to manage large fleets and bases and delivers engineering and maintenance services to help keep operations running smoothly. AELS offers a full spectrum of capabilities including training, supply chain management, aircraft modernization, platform sustainment and data optimization.

The Company's AOLC segment, comprised primarily of the Company's Army and INL Air Wing contracts within the former DynAviation segment, provides aircraft operations and logistics services to include modernization and refurbishments, upgrades and sustainment, and maintenance and support for key military, government and commercial customers worldwide. The Company's DynLogistics segment remains unchanged.

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
As previously disclosed in the 2015 Annual Report, the Company has been engaged in a recompete process related to the INL Air Wing contract. As stated in the 2015 Annual Report, in October 2015, the Company received notification of a new competitive range decision that reinstated the Company’s proposal back into the competitive range for the recompete regarding services after October 2016. The Company submitted its final proposal on May 4, 2016 and on September 1, 2016, we were notified that the DoS had awarded the re-compete of the INL Air Wing contract to another company. On September 11, 2016, we filed a protest with the U.S. Government Accountability Office (“GAO”) challenging the DoS agency’s award determination. Under applicable law, a decision by the GAO is generally issued within 100 days of the filing of the protest. On September 27, 2016, DynAviation finalized negotiations with the DoS Office of Acquisition Management regarding an extension of services on the INL Air Wing program and definitized an agreement for a one-year extension through October 31, 2017.

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
DynLogistics supports U.S. foreign policy and international development priorities by assisting in the development of stable and democratic governments, implementing anti-corruption initiatives and aiding the growth of democratic public and civil institutions. This segment also provides base operations support, engineering, supply and logistics, pre-positioned war reserve materiels, facilities, marine maintenance services, program management services primarily for ground vehicles and contingency response on a worldwide basis. These services are provided to U.S. government agencies in both domestic and foreign locations, foreign government entities and commercial customers.
Operating Segment Change
In October 2016, the Company amended its organizational structure to improve efficiencies within existing businesses, capitalize on new opportunities, continue international growth and expand commercial business. The Company’s two operating and reporting segments, DynAviation and DynLogistics, were re-aligned into three operating and reporting segments: Aviation Engineering, Logistics, and Sustainment ("AELS"), Aviation Operations and Life Cycle Management ("AOLC") and DynLogistics. Each operating and reportable segment is its own reporting unit.
The Company's AELS segment, comprised primarily of the Company's Air Force and Navy contracts within the former DynAviation segment, provides the technical information and expertise to manage large fleets and bases and delivers engineering and maintenance services to help keep operations running smoothly. AELS offers a full spectrum of capabilities including training, supply chain management, aircraft modernization, platform sustainment and data optimization. The Company's AOLC segment, comprised primarily of the Company's Army and INL Air Wing contracts within the former DynAviation segment, provides aircraft operations and logistics services to include modernization and refurbishments, upgrades and sustainment, and maintenance and support for key military, government and commercial customers worldwide. The Company's DynLogistics segment is discussed above and remains unchanged.
Our segments provide services domestically and in foreign countries under contracts with the U.S. government and foreign customers and will operate principally within a regulatory environment subject to governmental contracting and accounting requirements, including Federal Acquisition Regulations (“FAR”), Cost Accounting Standards (“CAS”) and audits by various U.S. federal agencies. The Company's financial results will reflect the new organizational structure beginning with the Company's Annual Report on Form 10-K for the year ended December 31, 2016.
Current Operating Environment and Outlook
The following discussion is a supplement to and should be read in conjunction with the accompanying unaudited financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2015.
External Factors
While the timeline for Congressional resolution of the fiscal year 2017 national security funding bills has been delayed to at least December 2016, the general parameters for topline spending were already determined in the Bipartisan Budget Act of 2015 ("BBA"). The BBA allows for a return to growth in the defense base budget. In addition to topline growth, the President’s Budget Request ("PBR") for defense is focused on readiness. In short, the services are focused on reconstituting a force that is trained, equipped and maintained at a level to meet the global strategic threat environment. While the services market remains highly competitive and cost continues to be a driver, relative budget stability, as well as the focus on readiness activities, provides some relief to the defense services sector after an extended period of downward pressure.
Even as political and timeliness challenges remain, we have seen improvements on the budgetary front. In contrast, the international environment continues to be driven by instability, with ongoing and potential conflicts around the globe. Global events are driving adjustments to U.S. national security and foreign policy objectives, as well as the requirements, funding levels and mechanisms to support necessary policy shifts. External factors influencing the industry continue to include:

•	Adhering to discretionary spending caps mandated by the Budget Control Act of 2011 ("BCA");

•	Troop levels and tempo of operations in Afghanistan;

•	Conflicts in Iraq, Syria and the wider Middle East;

•	Russian aggression in Europe and the Middle East; and

•	Increased instability and challenges to the existing international framework.
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
With regard to OCO, the budget request will prioritize defeating the Islamic State of Iraq and Syria ("ISIS") and funds to deter Russia. Specifically, the request includes $7.5 billion to combat ISIS, which is a 50% increase over fiscal year 2016. Additionally, the $3.4 billion request for the European Reassurance Initiative ("ERI"), a program to dissuade further Russian aggression, reflects a striking 330% increase in ERI funding. The OCO request also includes $41 billion for operations in Afghanistan to support maintaining a larger operating presence, in both troops and bases, than previously projected.
Leaders in Congress are concerned that the fiscal year 2017 defense budget request is insufficient to meet global threats without creating a base budget shortfall. Recent disclosures by the Pentagon on the amount of OCO funds used for base budget readiness activities affirms this concern. The defense committees are currently in the process of reconciling differing approaches on how to fund the DoD in a manner that provides necessary funding to sustain overseas operations while also addressing the current readiness crisis. Lastly on the budget, Speaker of the U.S. House of Representatives Paul Ryan recently publicly stated that raising spending for defense activities will be one of his key priorities in 2017. While all decisions regarding defense and national security spending are dependent on upcoming elections, this is a positive acknowledgement that increased funding is needed to meet our planning and policy objectives.
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
The U.S. and its allies are confronted with a complex, challenging and often violent world where U.S. leadership is still required. We believe this leadership includes assisting in the development of and equipping of allied security forces and related civil institutions to bolster international stability and security. With growing tensions between the international powers on how to resolve the Syrian conflict; increased offensive operational tempo by the Iraqi and supporting coalition forces against ISIS; and even direct U.S. kinetic action in Yemen, demonstrates the international environment will continue to be marked by instability for the foreseeable future.  To meet these leadership commitments requires human and financial resources.  Reflecting this reality, in the coming months, the President is expected to submit an emergency supplemental appropriations request to Congress to pay for the unanticipated costs for deployed troops and operational tempo as well as to address readiness shortfalls.
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
Current Business Environment
Our contracts typically have a term of three to ten years consisting of a base period of one year with multiple one-year options. We also have a strong history of being awarded a majority of the contract options. Furthermore, the significance of any one contract can change as our business expands or contracts. Additionally, as contract modifications, contract extensions or other contract actions occur, the profitability of any one contract can become more or less significant to the Company.
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
We cannot be certain that the economic environment or other factors will not continue to adversely impact our business, financial condition or results of operations in the future. We believe that our primary sources of liquidity, such as customer collections and the New Senior Credit Facility, will enable us to continue to perform under our existing contracts and support further growth of our business. However, adverse conditions, such as a long term credit crisis, sequestration or significant declines in our business, could adversely affect our ability to obtain additional liquidity or refinance existing indebtedness at acceptable terms or at all. As described further in Note 7 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, the New Senior Credit Facility contains a provision that would result in all outstanding principal under the New Term Loan maturing on May 8, 2017 if by May 8, 2017, all of the outstanding Senior Unsecured Notes have not been extended to a date that is on or after October 6, 2020, or paid in full with the proceeds of new equity, capital contributions or new unsecured debt that is expressly subordinated to the New Senior Credit Facility. The same springing maturity provision impacting the New Term Loan as described above also applies to the class B revolving facility with respect to addressing the Senior Unsecured Notes by May 8, 2017. We are working to address the upcoming maturity of the Senior Unsecured Notes to avoid the springing maturities of the New Term Loan and class B revolving facility, but there can be no assurances that we will be successful.

Notable Events for the nine months ended September 30, 2016 and to date

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

•
In September 2016, DynLogistics announced the award of an 11-month task order contract modification valued at $111 million that began August 1, 2016, to continue providing base life support and maintenance services in Afghanistan under the LOGCAP IV contract. Immediately following this modification, we were awarded several additional LOGCAP IV contract modifications valued at approximately $50 million annually, beginning October 1, 2016, which will add over 100 new services and require more than 900 additional personnel across four locations.

•
In September 2016, DynLogistics announced the award of the Egyptian Personnel Support Services ("EPSS") contract to provide support for daily living in the Arab Republic of Egypt. The contract, which started March 25, 2016, has a two-year base period and a one year option period and a total potential contract value of $22.5 million.

•
In September 2016, DynAviation announced the award of a contract modification for the second option period on the Contractor Logistics Support contract to provide maintenance and logistics support to the United States Navy T-34, T-44, and T-6 aircraft programs. The modification has a total potential value of $107.2 million.

•
In September 2016, DynLogistics announced the award of the Saudi Foreign Military Sales ("FMS") BOS task order on AFCAP IV from the U.S. Air Force to provide transportation, personnel, supervision, lodging, labor, training, tools, materials, vehicles, safety equipment and other items and services necessary to support the Kingdom of Saudi Arabia FMS program and personnel. The task order has a total potential value of $4.1 million.

•
In September 2016, INL Air Wing received the Large Aviation Program Award for 2015 at the Annual Federal Aviation Awards sponsored by the GSA and the Interagency Committee for Aviation Policy. The award is presented annually to the most outstanding non-military federal aviation program with more than 20 aircraft. In deciding the recipient of the award, the GSA considers aviation management, administration, operations, maintenance, training, and safety. This is the fourth time INL Air Wing has won the Large Aviation Program Award.

•
In September 2016, DynLogistics announced the award of the SWA Fire Emergency Service ("FES") task order on AFCAP IV from the U.S. Air Force to provide all management, labor, tools, and equipment for inspection, testing, maintenance, repair, and certification of FES equipment in accordance with manufacturer’s instructions, the Air Force Office of Safety and Health, National Fire Protection Association, Occupational Safety and Health Administration, and National Institute for Occupational Safety and Health codes and standards. The task order has a total potential value of $6.2 million.

•
On September 1, 2016, we were notified that the DoS had awarded the re-compete of the INL Air Wing contract to another company. On September 11, 2016, we filed a protest with the GAO challenging the DoS agency’s award determination. Under applicable law, a decision by the GAO is generally issued within 100 days of the filing of the protest.

•
On September 27, 2016, DynAviation finalized negotiations with the DoS Office of Acquisition Management regarding an extension of services on the INL Air Wing program and definitized an agreement for a one-year extension through October 31, 2017. The extension has a total potential value of $292.8 million.

•
In October 2016, DynLogistics announced the award of the Warm BOS Thumrait Air Base ("TRAB") and Al Mussanah Air Base ("AMAB") task order on AFCAP IV from the U.S. Air Force to provide maintenance and repair for TRAB and AMAB in Oman. The task order has a total potential value of $2.9 million.

•
In October 2016, the Company announced that it would change from its two operating and reportable segments, DynAviation and DynLogistics, to three operating and reportable segments: DynLogistics, AELS and AOLC.

•
In October 2016, the Company announced that George C. Krivo, Senior Vice President, DynGlobal, has been appointed as the Chief Operating Officer of the Company. As previously disclosed, Mr. Krivo is COAC employee who has been seconded to the Company.

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
Our historical contract mix by type, as a percentage of revenue, is indicated in the table below.

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 25, 2015	September 30, 2016	September 25, 2015
Fixed-Price	45%	38%	45%	38%
Time-and-Materials	5%	15%	5%	14%
Cost-Reimbursement	50%	47%	50%	48%
Total	100%	100%	100%	100%
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

The following table sets forth our approximate backlog as of the dates indicated:

	As Of
(Amounts in millions)	September 30, 2016	December 31, 2015
Funded backlog	$1,508	$1,183
Unfunded backlog	1,231	1,859
Total	$2,739	$3,042
The decrease in backlog as of September 30, 2016 was primarily due to revenue outpacing orders as potential contract wins continue to be pushed to subsequent periods.

Results of Operations

Consolidated Three Months Ended September 30, 2016 compared to the Three Months Ended September 25, 2015
We report the results of our operations using a basis where each quarterly period ends on the last Friday of the calendar quarter, except for the fourth quarter of the fiscal year, which ends on December 31. The fiscal three month period ended September 30, 2016 included an additional week as compared to the fiscal three month period ended September 25, 2015 due to the timing of the final Friday of the quarter in the current period as compared to prior year. The following tables set forth our unaudited consolidated results of operations, both in dollars and as a percentage of revenue, for the three months ended September 30, 2016 and September 25, 2015.

	Three Months Ended
(Amounts in thousands)	September 30, 2016		September 25, 2015
Revenue	$503,434	100.0%	$479,808	100.0%
Cost of services	(445,090)	(88.4)	(427,529)	(89.1)
Selling, general and administrative expenses	(38,357)	(7.6)	(35,237)	(7.3)
Depreciation and amortization expense	(8,875)	(1.8)	(9,039)	(1.9)
Earnings from equity method investees	60	—	6	—
Impairment of goodwill, intangibles and long lived assets	(1,782)	(0.4)	(6,690)	(1.4)
Operating income	9,390	1.8	1,319	0.3
Interest expense	(20,230)	(4.0)	(17,201)	(3.6)
Interest income	117	—	19	—
Other income, net	216	0.1	73	—
Loss before income taxes	(10,507)	(2.1)	(15,790)	(3.3)
Benefit for income taxes	3,543	0.7	540	0.1
Net loss	(6,964)	(1.4)	(15,250)	(3.2)
Noncontrolling interests	(307)	(0.1)	(499)	(0.1)
Net loss attributable to Delta Tucker Holdings, Inc.	$(7,271)	(1.5)	$(15,749)	(3.3)
Revenue — Revenue for the three months ended September 30, 2016 was $503.4 million, an increase of $23.6 million, or 4.9%, compared to $479.8 million for the three months ended September 25, 2015. In addition to the three months ended September 30, 2016 including an additional week compared to the three months ended September 25, 2015, the increase was primarily as a result of the Afghanistan Life Support Services ("ALiSS") contract and increased content from T-6 Contractor Operated and Maintained Base Supply ("T-6 COMBS"), partially offset by decreased volume on the INL Air Wing program and the continued drawdown of U.S. forces in Afghanistan which impacted the demand for services under our LOGCAP IV program. See further discussion of our revenue results in the "Results by Segment" section below.
Cost of services — Cost of services are comprised of direct labor, direct material, overhead, subcontractors, travel, supplies and other miscellaneous costs. Cost of services for the three months ended September 30, 2016 was $445.1 million, an increase of $17.6 million, or 4.1%, compared to the three months ended September 25, 2015. The increase in Cost of services was primarily driven by an increase in revenue, as discussed above. As a percentage of revenue, Cost of services improved to 88.4% for the three months ended September 30, 2016 compared to 89.1% for the three months ended September 25, 2015. See further discussion of the impact of program margins in the "Results by Segment" section below.
Selling, general and administrative expenses ("SG&A") — SG&A primarily relates to functions such as management, legal, financial accounting, contracts and administration, human resources, management information systems, purchasing, and business development. SG&A increased by $3.1 million, or 8.9%, to $38.4 million during the three months ended September 30, 2016 primarily as a result of an increase in costs by our Global Advisory Group. SG&A as a percentage of revenue increased to 7.6% for the three months ended September 30, 2016 compared to 7.3% for the three months ended September 25, 2015 as a result of the increase in SG&A discussed above.

Earnings from equity method investees — Earnings from equity method investees include our proportionate share of the income of our equity method investees deemed to be operationally integral to our business, such as Partnership for Temporary Housing LLC (“PaTH”), Contingency Response Services LLC (“CRS”), Global Response Services LLC (“GRS”) and Global Linguist Solutions ("GLS"). Earnings from operationally integral unconsolidated affiliates for the three months ended September 30, 2016 was $0.1 million primarily as a result of activity in our PaTH joint venture, as compared to no earnings for the three months ended September 25, 2015. We expect our earnings from equity method investees to remain minimal throughout the remainder of the year unless additional task orders are received by our joint ventures. See Note 10 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
Impairment of goodwill, intangibles and long lived assets — Impairment for the three months ended September 30, 2016 and September 25, 2015 was $1.8 million and $6.7 million, respectively. During the three months ended September 30, 2016 we recognized a non-cash impairment charge on our investment in GLS which had a loss in value that was other than temporary. During the three months ended September 25, 2015, we recognized non-cash impairment charges on certain intangibles and assets held for sale.
Interest expense — Interest expense for the three months ended September 30, 2016 was $20.2 million, an increase of $3.0 million, or 17.6%, compared to the three months ended September 25, 2015. The increase is primarily due to the PIK interest on our New Notes effective January 1, 2016.
Other income, net — Other income, net consists primarily of our share of earnings from Babcock DynCorp Limited ("Babcock"), sublease income, gains/losses from foreign currency, asset sales and other items. Other income, net during the three months ended September 30, 2016 was $0.2 million, an increase of $0.1 million, which remained consistent compared to the three months ended September 25, 2015.
Income taxes — Our effective tax rate consists of federal and state statutory rates, certain permanent differences and discrete items. The effective tax rate for the three months ended September 30, 2016 was 33.7%, as compared to 3.4% for the three months ended September 25, 2015, a change primarily driven by an increase to the forecasted full year loss before income taxes which impacted the projected year end valuation allowance.

Consolidated Nine Months Ended September 30, 2016 compared to the Nine Months Ended September 25, 2015
The following tables set forth our unaudited consolidated results of operations, both in dollars and as a percentage of revenue, for the nine months ended September 30, 2016 and September 25, 2015:

	Nine Months Ended
(Amounts in thousands)	September 30, 2016		September 25, 2015
Revenue	$1,374,392	100.0%	$1,437,000	100.0%
Cost of services	(1,227,948)	(89.3)	(1,290,880)	(89.8)
Selling, general and administrative expenses	(109,405)	(8.0)	(107,920)	(7.5)
Depreciation and amortization expense	(26,078)	(1.9)	(25,587)	(1.8)
Earnings from equity method investees	761	0.1	131	—
Impairment of goodwill, intangibles and long lived assets	(1,782)	(0.1)	(93,485)	(6.5)
Operating income (loss)	9,940	0.8	(80,741)	(5.6)
Interest expense	(53,657)	(3.9)	(50,429)	(3.5)
Loss on early extinguishment of debt	(328)	—	—	—
Interest income	199	—	61	—
Other income, net	5,179	0.4	1,675	0.1
Loss before income taxes	(38,667)	(2.7)	(129,434)	(9.0)
(Provision) benefit for income taxes	(7,681)	(0.6)	10,025	0.7
Net loss	(46,348)	(3.3)	(119,409)	(8.3)
Noncontrolling interests	(803)	(0.1)	(1,227)	(0.1)
Net loss attributable to Delta Tucker Holdings, Inc.	$(47,151)	(3.4)	$(120,636)	(8.4)
Revenue — Revenue for the nine months ended September 30, 2016 was $1,374.4 million, a decrease of $62.6 million, or 4.4%, compared to $1,437.0 million for the nine months ended September 25, 2015. The decrease was primarily driven by the continued drawdown of U.S. forces in Afghanistan, which impacted the demand for services under our LOGCAP IV contract and lower content on the INL Air Wing program, partially offset by new contract wins in our DynLogistics segment. See further discussion of our revenue results in the "Results by Segment" section below.

Cost of services — Cost of services are comprised of direct labor, direct material, overhead, subcontractors, travel, supplies and other miscellaneous costs. Cost of services for the nine months ended September 30, 2016 was $1,227.9 million, a decrease of $62.9 million, or 4.9%, compared to the nine months ended September 25, 2015. The decrease in Cost of services was primarily driven by a reduction in demand for services, consistent with the decline in revenue, as discussed above. As a percentage of revenue, Cost of services improved to 89.3% for the nine months ended September 30, 2016 compared to 89.8% for the nine months ended September 25, 2015. See further discussion of the impact of program margins in the "Results by Segment" section below.
Selling, general and administrative expenses ("SG&A") — SG&A primarily relates to functions such as management, legal, financial accounting, contracts and administration, human resources, management information systems, purchasing, and business development. SG&A increased by $1.5 million, or 1.4%, to $109.4 million during the nine months ended September 30, 2016 primarily as a result of an increase in costs by our Global Advisory Group. The costs of our Global Advisory Group also contributed to an increase in SG&A as a percentage of revenue, which increased to 8.0% for the nine months ended September 30, 2016 compared to 7.5% for the nine months ended September 25, 2015.
Earnings from equity method investees — Earnings from equity method investees include our proportionate share of the income of our equity method investees deemed to be operationally integral to our business, such as PaTH, CRS, GRS and GLS. Earnings from operationally integral unconsolidated affiliates for the nine months ended September 30, 2016 was $0.8 million primarily as a result of activity in our PaTH joint venture, as compared to $0.1 million for the nine months ended September 25, 2015. We expect our earnings from equity method investees to remain minimal throughout the remainder of the year unless additional task orders are received by our joint ventures. See Note 10 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
Impairment of goodwill, intangibles and long lived assets — Impairment for the nine months ended September 30, 2016 and September 25, 2015 was $1.8 million and $93.5 million, respectively. During the nine months ended September 30, 2016 we recognized a non-cash impairment charge on our investment in GLS which had a loss in value that was other than temporary. During the nine months ended September 25, 2015, we recognized non-cash impairment charges on goodwill within the Aviation reporting unit, certain intangibles and assets held for sale.
Interest expense — Interest expense for the nine months ended September 30, 2016 was $53.7 million, an increase of $3.2 million, or 6.4%, compared to the nine months ended September 25, 2015. The increase is primarily due to the PIK interest on our New Notes effective January 1, 2016.
Other income, net — Other income, net consists primarily of our share of earnings from Babcock, sublease income, gains/losses from foreign currency, asset sales and other items. Other income, net during the nine months ended September 30, 2016 was $5.2 million, an increase of $3.5 million, or 209.2%, primarily due to a multi-party settlement agreement that resolves underwriters litigation in which we will recoup $5.0 million of legal expenses, partially offset by a loss on sale of helicopters.
Income taxes — Our effective tax rate consists of federal and state statutory rates, certain permanent differences and discreet items. The effective tax rate for the nine months ended September 30, 2016 was (19.9)%, as compared to 7.7% for the nine months ended September 25, 2015, a change primarily driven by an increase to the forecasted full year loss before income taxes and cancellation of debt income associated with the Refinancing Transactions both of which impacted the valuation allowance.

Results by Segment – Three Months Ended September 30, 2016 Compared to Three Months Ended September 25, 2015
We report the results of our operations using a basis where each quarterly period ends on the last Friday of the calendar quarter, except for the fourth quarter of the fiscal year, which ends on December 31. The fiscal three month period ended September 30, 2016 included an additional week as compared to the fiscal three month period ended September 25, 2015 due to the timing of the final Friday of the quarter in the current period as compared to prior year. The following tables set forth the revenue, both in dollars and as a percentage of our consolidated revenue, operating income (loss) and operating margin for our operating segments for the three months ended September 30, 2016 and September 25, 2015. The following amounts agree to our segment disclosures. See Note 9 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion.

	Three Months Ended
	September 30, 2016		September 25, 2015
(Amounts in thousands)	Revenue	% of Total Revenue	Revenue	% of Total Revenue
DynAviation	$326,408	64.8%	$316,337	65.9%
DynLogistics	177,328	35.2	163,187	34.0
Headquarters (1)	(302)	—	284	0.1
Consolidated revenue	$503,434	100.0	$479,808	100.0

	Operating Income (Loss)	Profit Margin	Operating (Loss) Income	(Loss) Profit Margin
DynAviation	$6,739	2.1%	$(4,137)	(1.3)%
DynLogistics	23,920	13.5	16,800	10.3
Headquarters (2)	(21,269)		(11,344)
Consolidated operating income	$9,390		$1,319

(1)	Represents revenue earned on shared service arrangements for general and administrative services provided to unconsolidated joint ventures and elimination of intercompany items between segments.

(2)
Headquarters operating loss primarily relates to amortization of intangible assets and other costs that are not allocated to segments and are not billable to our U.S. government customers and Global Advisory Group costs, partially offset by equity method investee income.

DynAviation
Revenue of $326.4 million increased $10.1 million, or 3.2%, for the three months ended September 30, 2016 compared to the three months ended September 25, 2015 primarily as a result of increased content from T-6 COMBS and T-34/T-44/T-6 contracts. The increase in revenue was partially offset by decreased volume on the INL Air Wing program.
Operating income of $6.7 million for the three months ended September 30, 2016 as compared to operating loss of $4.1 million for the three months ended September 25, 2015 was primarily due to the restructuring of Heliworks, the improved performance and execution of an option year on our T-34/T-44/T-6 contract, offset by an additional contract loss charges on a U.S. Air Force contract. The operating loss of $4.1 million for the three months ended September 25, 2015 was primarily due to the costs associated with the exit of the FAA Part 135 commuter and on demand operations line of business at Heliworks and contract losses on certain U.S. Navy contracts.
DynLogistics
Revenue of $177.3 million increased $14.1 million, or 8.7%, for the three months ended September 30, 2016 compared to the three months ended September 25, 2015 primarily as a result the new ALiSS contract, the new contract from the U.S. Army Contracting Command to provide technical support services to the Iraqi Army in Taji and a favorable settlement on a legacy program. This increase was partially offset by reductions in manning, materials and other direct costs under the Afghan Area of Responsibility ("AOR") task order and completion of the Kuwait task orders under the LOGCAP IV program and the completion of certain other contracts. We expect our revenue for the DynLogistics segment to continue to hold in line with our third quarter revenue for the remainder of 2016 despite the decline in the efforts in Afghanistan and with the continued near term pressure on U.S. defense budgets.
Operating income of $23.9 million for the three months ended September 30, 2016 as compared to $16.8 million for the three months ended September 25, 2015 was primarily due to a favorable settlement on a legacy program partially offset by the decline in revenue in 2016. The operating income of $16.8 million for the three months ended September 25, 2015 was primarily due to the definitization of cost and fee on certain legacy programs and the execution of an agreement to end our LOGCAP IV collaborative fee sharing arrangement.

Results by Segment – Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 25, 2015
The following tables set forth the revenue, both in dollars and as a percentage of our consolidated revenue, operating income (loss) and operating margin for our operating segments for the nine months ended September 30, 2016 and September 25, 2015. The following amounts agree to our segment disclosures. See Note 9 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion.

	Nine Months Ended
	September 30, 2016		September 25, 2015
(Amounts in thousands)	Revenue	% of Total Revenue	Revenue	% of Total Revenue
DynAviation	$913,564	66.5%	$950,749	66.2%
DynLogistics	461,187	33.5	485,781	33.8
Headquarters (1)	(359)	—	470	—
Consolidated revenue	$1,374,392	100.0	$1,437,000	100.0

	Operating Income (Loss)	Profit Margin	Operating (Loss) Income	(Loss) Profit Margin
DynAviation	$17,206	1.9%	$(76,509)	(8.0)%
DynLogistics	49,798	10.8	27,807	5.7
Headquarters (2)	(57,064)		(32,039)
Consolidated operating income (loss)	$9,940		$(80,741)

(1)	Represents revenue earned on shared service arrangements for general and administrative services provided to unconsolidated joint ventures and elimination of intercompany items between segments.

(2)
Headquarters operating loss primarily relates to amortization of intangible assets and other costs that are not allocated to segments and are not billable to our U.S. government customers, Global Advisory Group costs and costs associated with the Refinancing Transactions, partially offset by equity method investee income.

DynAviation
Revenue of $913.6 million decreased $37.2 million, or 3.9%, for the nine months ended September 30, 2016 compared to the nine months ended September 25, 2015 primarily as a result of lower content on the INL Air Wing and Multi Sensor Aerial Intelligence Surveillance and Reconnaissance Operations and Sustainment programs. The decrease in revenue was partially offset by increased content from T-6 COMBS, new business from the Saudi Arabian National Guard ("SANG") contract and increased content in our Middle East contracts.
Operating income of $17.2 million for the nine months ended September 30, 2016 as compared to operating loss of $76.5 million for the nine months ended September 25, 2015 was primarily a result of continued awards of incentive fees on a U.S. Navy contract, the addition of higher margin contract option years, and a multi-party settlement agreement that resolves underwriters litigation in which we will recoup $5.0 million of legal expenses partially offset by additional contract loss charges on a U.S. Air Force contract. The operating loss of $76.5 million for the nine months ended September 25, 2015 was primarily due to the goodwill impairment charge of $86.8 million associated with our Aviation reporting unit, the completion of contracts that historically commanded higher margins, costs associated with the exit of the FAA Part 135 commuter and on demand operations line of business at Heliworks and a contract loss accrual on a new U.S. Navy program.
DynLogistics
Revenue of $461.2 million decreased $24.6 million, or 5.1%, for the nine months ended September 30, 2016 compared to the nine months ended September 25, 2015 primarily as a result of reductions in manning, materials and other direct costs under the Afghan AOR task order and completion of the Kuwait task orders under the LOGCAP IV program and the completion of certain other contracts. This decline was partially offset by the new ALiSS contract and the new contract from the U.S. Army Contracting Command to provide technical support services to the Iraqi Army in Taji. We expect our revenue for the DynLogistics segment to continue to hold in line with our third quarter revenue for the remainder of 2016 despite the decline in the efforts in Afghanistan and with the continued near term pressure on U.S. defense budgets.
Operating income of $49.8 million for the nine months ended September 30, 2016 as compared to $27.8 million for the nine months ended September 25, 2015 was primarily due to a favorable settlement on a legacy program, productivity gains on certain fixed-price contracts, partially offset by the decline in revenue discussed above. Operating income of $27.8 million for the nine months ended September 25, 2015 was primarily due to the definitization of cost and fee on certain legacy programs and the execution of an agreement to end our LOGCAP IV collaborative fee sharing arrangement.

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
We believe our cash flow from operations and our available borrowings will be adequate to meet our liquidity needs for the next twelve months. However, our cash flow from operations is heavily dependent upon billing and collection of our accounts receivable and access to our Amended Revolver is dependent upon our meeting financial and non-financial covenants. Significant changes, such as a future government shutdown, further cuts mandated by sequestration or any other limitations in collections, significant future losses on any of our contracts or loss of our ability to access our Amended Revolver, could materially impact liquidity and our ability to fund our working capital needs. Failure to meet covenant obligations prior to its scheduled maturity could result in an elimination of access to our New Senior Credit Facility or other remedies by our Agent, such as the acceleration of our debt, which would materially affect our future expansion strategies and our ability to meet our operational obligations. See further discussion of our covenants in the Financing section below.
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
As described further in Note 7 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, the New Senior Credit Facility contains a provision that would result in all outstanding principal under the New Term Loan maturing on May 8, 2017 if by May 8, 2017, all of the outstanding Senior Unsecured Notes have not been extended to a date that is on or after October 6, 2020, or paid in full with the proceeds of new equity, capital contributions or new unsecured debt that is expressly subordinated to the New Senior Credit Facility. The same springing maturity provision impacting the New Term Loan as described above also applies to the class B revolving facility with respect to addressing the Senior Unsecured Notes by May 8, 2017. We are working to address the upcoming maturity of the Senior Unsecured Notes to avoid the springing maturities of the New Term Loan and class B revolving facility, but there can be no assurances that we will be successful.
Our New Senior Credit Facility provided for a class A revolving facility which terminated on July 7, 2016. Availability under the Amended Revolver during the two years immediately after June 15, 2016 will be subject to a condition that, if, at the time of a request for revolving loans or an issuance of a letter of credit, the aggregate principal amount of revolving loans plus the face amount of outstanding letters of credit exceeds 50% of the aggregate amount of Amended Revolver commitments at such time, the aggregate amount of unrestricted cash and cash equivalents of DynCorp International and its subsidiaries (giving pro forma effect to requested revolving loans and any application of proceeds thereof or other cash on hand) may not exceed $60 million.
Management believes Days Sales Outstanding ("DSO") is an appropriate way to measure our billing and collections effectiveness. DSO measures the efficiency in collecting our receivables as of the period end date and is calculated based on average daily revenue for the most recent quarter and accounts receivable, net of customer advances, as of the balance sheet date. DSO decreased to 58 days as of September 30, 2016 from 73 days as of December 31, 2015, as we continued to focus on managing our customer payment cycles. We expect cash to continue to be impacted by operational working capital needs, potential acquisitions and interest payments on our indebtedness.

Cash Flow Analysis

	Nine Months Ended
(Amounts in thousands)	September 30, 2016	September 25, 2015
Net cash provided by (used in) operating activities	$24,677	$(25,518)
Net cash used in investing activities	(19,848)	(944)
Net cash used in financing activities	(14,672)	(1,993)
Cash Flows
Cash provided by operating activities during the nine months ended September 30, 2016 was $24.7 million compared to cash used in operating activities of $25.5 million during the nine months ended September 25, 2015. Cash provided by operating activities during the nine months ended September 30, 2016 was primarily due to our changes in working capital, driven by a reduction in accounts receivable attributable to our DSO of 58 days as well as an increase in accounts payable and accrued expenses. Cash used in operating activities during the nine months ended September 25, 2015 was primarily due to our net loss and changes in working capital, primarily driven by a reduction in accounts payable and accrued liabilities.
Cash used in investing activities during the nine months ended September 30, 2016 was $19.8 million compared to $0.9 million during the nine months ended September 25, 2015. Cash used in investing activities during the nine months ended September 30, 2016 was primarily due to restricted cash proceeds received from the Cerberus 3L Notes restricted to pay fees and expenses related to the Company's Global Advisory Group, purchases of capital assets and contributions to GLS. Cash used in investing activities during the nine months ended September 25, 2015 was primarily due purchases of capital assets and contributions to GLS partially offset by returns of capital from Babcock.
Cash used in financing activities during the nine months ended September 30, 2016 was $14.7 million compared to $2.0 million during the nine months ended September 25, 2015. Cash used in financing activities during the nine months ended September 30, 2016 was primarily the result of the completion of the Refinancing Transactions. Cash used in financing activities during the nine months ended September 25, 2015 was primarily the result of payments related to financed insurance.

Financing
In connection with the merger of DynCorp International with Delta Tucker Sub, Inc., a wholly owned subsidiary of Holdings, on July 7, 2010, substantially all of DynCorp International's debt outstanding as of April 2, 2010 was repaid and replaced with new debt described below.
On April 30, 2016, we entered into the Amendment No. 5 to the Senior Credit Facility and entered into the New Senior Credit Facility. On June 15, 2016, the New Senior Credit Facility became effective. The New Senior Credit Facility is secured by substantially all of our assets and is guaranteed by substantially all of our subsidiaries. Pursuant to the terms of the New Senior Credit Facility, among other things, the maturity of certain of the revolving credit commitments was extended into the class B revolving facility and certain lenders provided the New Term Loan, the proceeds of which were used to repay the existing term loans under the Senior Credit Facility in full. On August 22, 2016, we entered into Amendment No. 6 to the credit agreement governing the New Senior Credit Facility, which made certain technical amendments to the reporting covenant agreed to in Amendment No. 5. As amended, the covenant permits the Company’s annual financial statements to include a report from its independent registered public accounting firm with a qualification as to the Company’s ability to continue as a going concern for the fiscal year ending December 31, 2016 that relates solely to the maturity of the Senior Unsecured Notes, the New Term Loan or the class B revolving facility.
As of September 30, 2016, the New Senior Credit Facility provided for the following:

•	a $207.4 million new term loan facility (the "New Term Loan");

•	a $85.8 million class B revolving facility (or "class B revolving commitments"); and

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

Our New Senior Credit Facility provided for a $24.8 million class A revolving facility which terminated on July 7, 2016. Availability under the Amended Revolver during the two years immediately after June 15, 2016 will be subject to a condition that, if, at the time of a request for revolving loans or an issuance of a letter of credit, the aggregate principal amount of revolving loans plus the face amount of outstanding letters of credit exceeds 50% of the aggregate amount of Amended Revolver commitments at such time, the aggregate amount of unrestricted cash and cash equivalents of DynCorp International and its subsidiaries (giving pro forma effect to requested revolving loans and any application of proceeds thereof or other cash on hand) may not exceed $60 million.
As of September 30, 2016 and December 31, 2015, the available borrowing capacity under the New Senior Credit Facility and the Senior Credit Facility was approximately $49.5 million and $102.2 million, respectively, and included $36.3 million and $42.6 million, respectively, in issued letters of credit. As of September 30, 2016 and December 31, 2015 there were no amounts borrowed under the Amended Revolver and Revolver, respectively. Amounts borrowed under the Amended Revolver and Revolver are used to fund operations. The class B revolving facility and the New Term Loan mature on July 7, 2019 and July 7, 2020, respectively. See Note 7 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion of potential maturity date acceleration.
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
The weighted-average interest rate as of September 30, 2016 for our debt, excluding the Cerberus 3L Notes, was 10.4%, excluding the impact of deferred financing fees. There were no interest rate hedges in place during the three and nine months ended September 30, 2016.
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

We closely evaluate our expected ability to remain in compliance with our financial maintenance covenants. Based on our current projections, we believe we will be compliant with our financial maintenance covenants for the next twelve months. As of September 30, 2016 and December 31, 2015, we were in compliance with our financial maintenance covenants under the New Senior Credit Facility and the Senior Credit Facility, respectively.

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

The following table provides a reconciliation of net loss attributable to Delta Tucker Holdings, Inc. and EBITDA and Adjusted EBITDA for the periods included below:

Delta Tucker Holdings, Inc. Unaudited Adjusted EBITDA

	Three Months Ended		Nine Months Ended
(Amounts in thousands)	September 30, 2016	September 25, 2015	September 30, 2016	September 25, 2015
Net loss attributable to Delta Tucker Holdings, Inc.	$(7,271)	$(15,749)	$(47,151)	$(120,636)
Provision (benefit) for income taxes	(3,543)	(540)	7,681	(10,025)
Interest expense, net of interest income	20,113	17,182	53,458	50,368
Depreciation and amortization (1)	9,122	9,479	26,799	27,626
EBITDA	18,421	10,372	40,787	(52,667)
Certain income/expense or gain/loss adjustments per our credit agreements (2)	(331)	13,202	8,080	114,452
Employee share based compensation, severance, relocation and retention expense (3)	339	2,575	1,000	6,237
Cerberus fees (4)	762	1,008	2,394	3,052
Global Advisory Group expenses (5)	7,499	—	17,256	—
Other (6)	(220)	(445)	(504)	(931)
Adjusted EBITDA	$26,470	$26,712	$69,013	$70,143

(1)	Includes certain depreciation and amortization amounts which are classified as Cost of services in our unaudited condensed consolidated statements of operations.

(2)
Includes the impairment of investment in affiliates in the third quarter of 2016, the impairment of certain intangibles and assets held for sale of $6.7 million in the third quarter of 2015, the impairment of goodwill within the Aviation reporting unit in the second quarter of 2015, as well as certain unusual income and expense items, as defined in the Indenture and New Senior Credit Facility.

(3)	Includes post-employment benefit expense related to severance in accordance with ASC 712 - Compensation, relocation expenses, retention expense and share based compensation expense.

(4)	Includes Cerberus Operations and Advisory Company expenses, net of recovery.

(5)
Reflects Global Advisory Group cost incurred during the three and nine months ended September 30, 2016, respectively, which we are able to add back to Adjusted EBITDA under the Indenture and New Senior Credit Facility in an aggregate amount up to a total of $30 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There has been no significant change in our exposure to market risk during the three months ended September 30, 2016, except as described below. For discussion of our exposure to market risk, refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
Interest Rate Risk

We have interest rate risk primarily related to changes in interest rates on our variable rate debt. We manage our exposure to movements in interest rates through the use of a combination of fixed and variable rate debt.

As of September 30, 2016, we had 68.1% of our debt at a fixed rate and 31.9% at a variable rate. Our 10.375% senior notes, which had an aggregate principal amount of $39.3 million and $455 million outstanding as of September 30, 2016 and December 31, 2015, respectively, and our 11.875% senior secured second lien notes and Cerberus 3L notes, which had an aggregate principal amount of $373.4 million and $30 million, respectively, outstanding as of September 30, 2016, represent our fixed rate debt.

Our New Term Loan and Amended Revolver represent our variable rate debt. As of September 30, 2016 and December 31, 2015, the balance of our New Term Loan and Term Loan was $207.4 million and $187.3 million, respectively, and we had no borrowings under the Revolver. Borrowings under our variable rate debt bear interest, based on our option, at a rate per annum equal to LIBOR, plus the applicable rate or the Base Rate plus the applicable rate. As of September 30, 2016, both the New Term Loan and the Amended Revolver have an interest rate floor of 1.75% for LIBOR borrowings and 2.75% for Base Rate borrowings. The New Term Loan bears interest, based on our option, equal to either the Base Rate or the Eurocurrency Rate, in each case, plus (i) 5.00% in the case of Base Rate loans and (ii) 6.00% in the case of Eurocurrency Rate loans. The New Term Loan interest rate at September 30, 2016 was made up of a 6.00% applicable rate plus a 1.75% floor totaling 7.75%. The interest rate per annum applicable to the class B revolving loans bear interest, based on our option, equal to either a Base Rate or a Eurocurrency Rate plus (i) a range of 4.50% to 5.00% based on the First Lien Secured Leverage Ratio in the case of Base Rate loans and (ii) a range of 5.50% to 6.00% based on the First Lien Secured Leverage Ratio in the case of Eurocurrency Rate loans. Under the New Senior Credit Facility, if LIBOR increases over 1.75% and we continue to have no outstanding Revolver borrowings, each 25 basis point increase would result in $0.5 million in additional interest expense annually.

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

4.1*
Supplemental Indenture No. 1, dated as of August 26, 2016, among DynCorp International, Highground Global, Inc., Culpeper National Security Solutions LLC and Wilmington Trust, National Association, as trustee, to the Indenture.

10.1*
Amendment No. 6, dated as of August 22, 2016, to the Credit Agreement, dated as of July 7, 2010, among DynCorp International, Holdings, the Subsidiary Guarantors party thereto, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent and collateral agent.

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

Date:	November 14, 2016	DELTA TUCKER HOLDINGS, INC.

/s/ William T. Kansky
William T. Kansky
Senior Vice President and Chief Financial Officer