Form 10-K
period 2016-12-31
Delta Tucker Holdings, Inc.
filed 2017-03-29
CIK 1514226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of March 29, 2017, the registrant had 100 shares of its common stock outstanding.

1

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

•
the ability to refinance with subordinated indebtedness, or pay with proceeds of new equity or capital contributions, the 10.375% Senior Notes due 2017 (the "Senior Unsecured Notes") before May 8, 2017;

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

•
policy and/or spending changes implemented by the Trump Administration, any subsequent administration or Congress, including any further changes to the sequestration that the United States ("U.S.") Department of Defense ("DoD") is currently operating under;

•	termination or modification of key U.S. government or commercial contracts, including subcontracts;

•
changes in the demand for services that we provide or work awarded under our contracts, including without limitation, the Bureau for International Narcotics and Law Enforcement Affairs, Office of Aviation ("INL Air Wing") and Logistics Civil Augmentation Program IV ("LOGCAP IV") contracts;

•
the outcome of future extensions on awarded contracts, the outcomes of recompetes on existing programs, including but not limited to the ultimate outcome of the recompete process on the INL Air Wing program;

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

Fiscal Year
The Company's quarterly period ends on the last Friday of the calendar quarter, except for the fourth quarter of the fiscal year, which ends on December 31. This Annual Report on Form 10-K reflects the consolidated financial results of the Company for the years ended December 31, 2016, December 31, 2015 and December 31, 2014.
Included in this Annual Report on Form 10-K are our audited consolidated statements of operations, comprehensive loss and the related statements of (deficit) equity and cash flows for the years ended December 31, 2016, December 31, 2015 and December 31, 2014. The audited consolidated balance sheets are included for the periods as of December 31, 2016 and December 31, 2015.

PART I

ITEM 1. BUSINESS.
Unless the context otherwise indicates, references herein to "we," "our," "us," or "the Company" refer to Delta Tucker Holdings, Inc. and its consolidated subsidiaries. The Company was incorporated in the state of Delaware on April 1, 2010. On July 7, 2010, DynCorp International Inc. ("DynCorp International") completed a merger with Delta Tucker Sub, Inc., a wholly owned subsidiary of the Company. Pursuant to the Agreement and Plan of Merger dated as of April 11, 2010, Delta Tucker Sub, Inc. merged with and into DynCorp International, with DynCorp International becoming the surviving corporation and a wholly-owned subsidiary of the Company (the "Merger"). DynCorp International wholly owns DynCorp International LLC, which functions as the operating company.
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
Our customers include the U.S. Department of Defense ("DoD"), the U.S. Department of State ("DoS"), the U.S. Agency for International Development ("USAID"), foreign governments, commercial customers and certain other U.S. federal, state and local government departments and agencies. Revenue from the U.S. government accounted for approximately 95%, 93% and 94% of total revenue for the years ended December 31, 2016, December 31, 2015, and December 31, 2014, respectively. Our contracts’ revenue and percentage of total revenue from the U.S. government may fluctuate from year to year. These fluctuations can be due to contract length or contract structure, such as with IDIQ type contracts. IDIQ type contracts are often awarded to multiple contractors and provide the opportunity for awarded contractors to bid on task orders issued under the contract.

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
Our historical contract mix by type, as a percentage of revenue, is indicated in the table below.

	For the years ended
Contract Type	December 31, 2016	December 31, 2015	December 31, 2014
Fixed-Price	45%	44%	26%
Time-and-Materials	4%	5%	12%
Cost-Reimbursement	51%	51%	62%
Totals	100%	100%	100%
Cost-reimbursement type contracts typically perform at lower margins than other contract types but carry lower risk of loss. We anticipate cost-reimbursement and fixed-price type contracts will continue to represent a majority of our business for calendar year 2017.

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
The following table sets forth our historical role as a prime contractor and subcontractor, as a percentage of revenue.

	For the years ended
Type	December 31, 2016	December 31, 2015	December 31, 2014
Prime contractor	95%	93%	93%
Subcontractor	5%	7%	7%
Totals	100%	100%	100%

Operating and Reportable Segments
In October 2016, the Company amended its organizational structure to improve efficiencies within existing businesses, capitalize on new opportunities, continue international growth and expand commercial business. The Company’s two operating and reporting segments, DynAviation and DynLogistics, were re-aligned into three operating and reporting segments: Aviation Engineering, Logistics, and Sustainment ("AELS"), Aviation Operations and Life Cycle Management ("AOLC") and DynLogistics. The Company's DynLogistics segment remained unchanged. Our three segments operate principally within a regulatory environment subject to governmental contracting and accounting requirements, including Federal Acquisition Regulations (“FAR”), Cost Accounting Standards (“CAS”) and audits by various U.S. federal agencies. See Note 11 to the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion of segments.
A description of each of our Reportable Segments is discussed further below.
AELS
The Company's AELS segment, comprised primarily of the Company's U.S. Air Force and U.S. Navy contracts within the former DynAviation segment, provides the technical information and expertise to manage large fleets and bases and delivers engineering and maintenance services to help keep operations running effectively. AELS offers a full spectrum of capabilities including training, supply chain management, aircraft modernization, platform sustainment and data optimization. The T-6 Contractor Operated and Maintained Base Supply ("T-6 COMBS"), Contractor Logistics Support: T-34, T-44, T-6 ("CLS") and Naval Test Wing Patuxent River MD ("Pax River") programs are three of the most significant programs in the AELS segment. Under the T-6 COMBS contract, the U.S. Air Force contracts the Company to perform support services for the T-6A and T-6B aircraft. Our CLS and Pax River programs provide maintenance and logistics support to the U.S. Navy T-34, T-44, and T-6 aircraft and maintenance and logistic support on Naval Test Wing Atlantic aircraft, respectively.
AOLC
The Company's AOLC segment, comprised primarily of the Company's Army and INL Air Wing contracts within the former DynAviation segment, provides aircraft operations and logistics services to include modernization and refurbishments, upgrades and sustainment, and maintenance and support for key military, government and commercial customers worldwide. The INL Air Wing and Theater Aviation Sustainment Manager - OCONUS ("TASM-O") programs are two of the most significant programs in the AOLC segment. The INL Air Wing program supports governments in multiple Latin American countries and provides support and assistance with interdiction services in Afghanistan. This program also provides intra-theater transportation services for DoS personnel throughout Iraq and Afghanistan. The TASM-O program provides aviation maintenance services under the Army Aviation Field Maintenance ("AFM") program.
DynLogistics
This segment provides best-value mission readiness to its customers through total support solutions including conventional and contingency logistics, operations and maintenance support, platform modification and upgrades, supply chain management and training, security and full spectrum intelligence mission support services. The LOGCAP IV and War Reserve Materiel II ("WRM II") contracts are the most significant contracts within this segment. Under the LOGCAP IV program, which we perform under a single IDIQ contract, the U.S. Army contracts for us to perform selected services, operations and maintenance, engineering as well as construction and logistics predominately in the Middle East Theater to augment the U.S. Army, the U.S. Marine Corps and North Atlantic Treaty Organization ("NATO") forces and to release military units from combat service support missions or to fill the U.S. military resource shortfalls. Under the WRM II contract, the U.S. Air Force contracts the Company to perform, outload, and reconstitute the pre-positioned war reserve materiel in the U.S. Air Force Central Command Area of Responsibility as well as maintenance services on ground support equipment vehicles.
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

Key Contracts
Logistics Civil Augmentation Program IV ("LOGCAP IV"): The LOGCAP IV contract was awarded to us in April 2008 and is a part of our DynLogistics segment. We were selected as one of the three prime contractors to provide logistics support under the LOGCAP IV contract. LOGCAP IV is the U.S. Army component of the DoD’s initiative to award contracts to U.S. companies with a broad range of logistics capabilities to support U.S. and allied forces during combat, peacekeeping, humanitarian and training operations. This IDIQ contract has a term of up to ten years. In December 2012, customer negotiations resulted in the elimination of the award fee component for option years beginning in 2012 and continuing for the remaining contract periods. The remaining task orders under the LOGCAP IV contract are now either firm fixed price or cost-reimbursable-plus-fixed-fee.
Bureau for International Narcotics and Law Enforcement Affairs, Office of Aviation ("INL Air Wing"): The INL Air Wing program is a part of our AOLC segment. In May 2005, the DoS awarded this contract in support of the INL Air Wing program to aid in the eradication of illegal drug operations. This program also provides intra-theater transportation services for DoS personnel throughout Iraq and Afghanistan. The services provided under this contract are fixed-price and cost-reimbursable type services. In January 2015, the DoS issued a letter notifying us that our proposal on the recompete related to the INL Air Wing contract was outside of the competitive range and would not be considered further for award. We requested and received a pre-award debriefing of the DoS's evaluation. We filed a protest with the U.S. Government Accountability Office (“GAO”) to challenge the decision by the DoS. In October 2015 we received notification of a new competitive range decision that reinstated our proposal back into the competitive range for the recompete regarding services after October 2016. We submitted our final proposal on May 4, 2016 and on September 1, 2016, we were notified that the DoS had awarded the re-compete of the INL Air Wing contract to another company. On September 11, 2016, we filed a protest with the GAO challenging the DoS agency’s award determination. On September 27, 2016, AOLC finalized negotiations with the DoS Office of Acquisition Management regarding an extension of services on the INL Air Wing program and definitized an agreement for a one-year extension through October 31, 2017. On December 21, 2016, we were notified that the GAO denied our protest of the DoS agency’s award determination of the INL Air Wing contract to another company. We continue to pursue legal recourse before the U.S. Court of Federal Claims regarding this matter.
Contract Field Teams ("CFT"): The CFT program is a part of our AELS segment. This program deploys highly mobile, quick-response field teams to customer locations to supplement a customer’s workforce. The services we provide under the CFT program generally include mission support to aircraft and weapons systems and depot-level repair. Our customer for the CFT program is the DoD and the majority of our current delivery orders are time-and-materials, but we also have cost-reimbursement and fixed-priced services.
T-6 Contractor Operated and Maintained Base Supply ("T-6 COMBS"): The T-6 COMBS contract with the U.S. Air Force Materiel Command is a part of our AELS segment and provides support services for T-6A and T-6B aircraft at ten Air Force and Navy locations throughout the U.S. The majority of our contractual services are fixed-price. The contract began June 1, 2012 and consists of a five month base period and four one-year option years. In October 2016, we received a contract modification to extend the T-6 COMBS contract period of performance to April 2017.
Naval Test Wing Patuxent River MD ("Pax River"): The Pax River contract is a part of our AELS segment. This contract was awarded in July 2011 to provide organization level maintenance and logistic support on all aircraft and support equipment for which the Naval Test Wing Atlantic has maintenance responsibility. Labor and services will be provided to perform safety studies, off-site aircraft safety and spill containment patrols and aircraft recovery services. The cost-plus-fixed-fee contract has a base year plus four one-year option periods and ends on March 31, 2017. In December 2016, AELS was awarded the competitive follow-on contract which will commence April 1, 2017. The contract has a one-year base period and four one-year option periods and is a cost-plus-fixed-fee contract with a smaller portion of fixed-price services.
War Reserve Materiel ("WRM II"): The War Reserve Materiel contract is a part of our DynLogistics segment. Through this program, we manage the U.S. Air Force Central Command Area of Responsibility War Reserve Materiel Pre-positioning program, which includes operations in Oman, Bahrain, Qatar, Kuwait, United Arab Emirates and two locations in the United States (Yorktown, Virginia and Shaw Air Force base, South Carolina). Through this contract, we store, maintain and deploy assets such as tents, generators, vehicles, kitchens and medical supplies to deployed forces. The WRM II program continues to partner with the U.S. Air Force Central Command in the development of new and innovative approaches to asset management. Our contract is primarily cost-plus-award fee with a smaller portion of fixed-price services. In January 2017, the WRM II contract period of performance was extended to September 2017. On January 23, 2017, we were awarded the follow-on contract which contains a three-month transition period, five-month base period and seven one-year options. The follow-on contract is both cost-plus-fixed-fee with a smaller portion of fixed-price services.
Contractor Logistics Support: T-34, T-44, T-6 ("CLS"): The CLS program is part of our AELS segment. This contract was awarded in November 2014 to provide maintenance and logistics support to the United States Navy T-34, T-44, and T-6 aircraft programs. The services provided under this contract are fixed-price and cost-reimbursable type services. The contract has a one year base period plus four one-year option periods.
Theater Aviation Sustainment Manager - OCONUS ("TASM-O"): The TASM-O contract is a part of our AOLC segment. This contract was awarded in September 2013 to provide aviation maintenance services under the Army Aviation Field Maintenance ("AFM") program. The hybrid firm-fixed-price, cost-plus incentive fee contract has a one year base period plus four one-year option periods.
Andrews Air Force Base ("Andrews AFB"): The Andrews AFB program is a part of our AELS segment. Under the Andrews AFB contract, we perform aviation maintenance and support services, which include full back shop support, organizational level maintenance, fleet fuel services, launch and recovery, supply and Federal Aviation Administration ("FAA") repair services. Under this program we oversee the management of the U.S. presidential air fleet (other than Air Force One). Our principal customer under this contract is the U.S. Air Force. This contract was entered into September 2011, with the majority of contractual services provided on a fixed-price basis. The contract has a one-year base period plus six one-year options and one four-month option period.
G4 Worldwide Logistics Support ("GISS"): The GISS contract is a part of our DynLogistics segment. This contract was awarded in March 2015 to establish an enterprise approach for providing multi-disciplined engineering, facilities and logistical support for current and future Army Intelligence requirements across the wide range of intelligence disciplines in support of the United States Army's Intelligence and Security Command ("INSCOM"). The contract has a one-year base period, with four one-year option periods.

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
Key Contracts
The following table sets forth certain information for our principal contracts, including the initial start and end dates and the principal customer for each contract as of December 31, 2016:

Contract	Segment	Principal Customer	Initial/Current Award Date	Contract End Date	Estimated Total Contract Value (1)
LOGCAP IV (2)	DynLogistics	U.S. Army	Apr-2008	Apr-2018	$6.56 billion (3)
INL Air Wing	AOLC	DoS	Jan-2001 / May-2005	Oct-2017	$4.69 billion
Contract Field Teams (4)	AELS	U.S. Air Force	Oct-1951 / Oct 2008	Mar-2017	$1.42 billion
TASM-O	AOLC	U.S. Army	Sep-2013	Dec-2018	$632 million
WRM II (5)	DynLogistics	U.S. Air Force	May-2000 / Jun-2008	Sep-2017	$613 million
T-6 COMBS	AELS	U.S. Air Force	Jun-2012	Apr-2017	$599 million
Pax River (6)	AELS	U.S. Navy	Jul-2011 / Aug-2011	Mar-2017	$596 million
CLS	AELS	U.S. Navy	Nov-2014	Sep-2019	$591 million
Andrews AFB	AELS	U.S. Air Force	Sep-2011	Dec-2018	$451 million
GISS	DynLogistics	U.S. Army	Mar-2015	Nov-2021	$321 million

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

(3)
As of December 31, 2016, the LOGCAP IV estimated total contract value was impacted by the execution of a global settlement to finalize via a formal modification a number of outstanding contract actions and change orders.

(4)	Contract Field Teams has a $10 billion ceiling maximum total for the IDIQ multiple award contract.

(5)
In January 2017, DynLogistics was awarded the follow on contract, War Reserve Materiel III, which will commence September 2017. The contract has a three-month transition, five-month base period and seven one-year option periods with a total potential contract value of $412 million. The follow on contract is not reflected in the table above as the initial start date is subsequent to December 31, 2016.

(6)
In December 2016, AELS was awarded the follow on contract, the Naval Test Wing Atlantic contract, which will commence April 1, 2017. The contract has a one-year base period and four one-year option periods with a total potential contract value of $546 million. The follow on contract is not reflected in the table above as the initial start date is subsequent to December 31, 2016.

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
We believe that our principal competitors include AAR Corp, ACADEMI, AECOM Technology Corporation, Aerospace Industrial Development Corporation, Al Salam Aircraft Company Ltd., Bell Helicopter, Boeing Corporation, Constellis Holdings, LLC, DRS Technologies, Inc., Elbit Systems Ltd., Engility Holdings, Inc., Fluor Corporation, IAP Worldwide Services, KBR, Inc., L3 Technologies, Inc., Lear Siegler, Pacific Architects and Engineers Incorporated, Lockheed Martin Corporation, M1 Support Services, L.P., ManTech International Corporation, Mission Essential Personnel, Northrop Grumman Corporation, Raytheon Company, Science Applications International Corporation, Serco Group plc, Textron Inc. and Vectrus, Inc. We believe that the primary competitive factors for our services include reputation, technical skills, past contract performance, experience in the industry (including our aircraft platform experience), cost competitiveness and customer relationships.

Backlog
We track backlog in order to assess our current business development effectiveness and to assist us in forecasting our future business needs and financial performance. Our backlog consists of funded and unfunded amounts under contracts. Funded backlog is equal to the amounts actually appropriated by a customer for payment of goods and services less actual revenue recognized as of the measurement date under that appropriation. Unfunded backlog is the actual dollar value of unexercised, priced contract options and the unfunded portion of exercised contract options. These priced options may or may not be exercised at the sole discretion of the customer. Unfunded backlog does not include future potential task orders expected to be awarded under IDIQ or other master agreement contract vehicles.
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
The following table sets forth our approximate backlog as of the dates indicated:

	December 31, 2016
(Amounts in millions)	AELS	AOLC	DynLogistics	Total
Funded backlog	$291	$789	$323	$1,403
Unfunded backlog	1,133	263	917	2,313
Total backlog	$1,424	$1,052	$1,240	$3,716

	December 31, 2015
(Amounts in millions)	AELS	AOLC	DynLogistics	Total
Funded backlog	$241	$556	$386	$1,183
Unfunded backlog	865	520	474	1,859
Total backlog	$1,106	$1,076	$860	$3,042
The increase in backlog as of December 31, 2016 was primarily due to new contract wins within the AELS and DynLogistics segments, partially offset by revenue recognized on current programs during the year ended December 31, 2016.
We expect to recognize a substantial portion of our funded backlog as revenues within the next 12 months. However, the U.S. Government may cancel certain contracts through a termination for the convenience of the U.S. Government. Certain commercial or non-U.S. Government contracts may include provisions that allow the customer to cancel prior the completion of the contract, however, most of our contracts have cancellation terms that would permit us to recover all or a portion of our incurred costs and fees for work performed.

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
The Defense Contract Audit Agency ("DCAA") performs these audits on behalf of the U.S. government. The DCAA also reviews and opines on the adequacy of, and our compliance with, our internal control systems and policies, including Accounting, Purchasing, Property, Estimating, Earned Value Management and Material Management Systems. The DCAA has the right to perform audits on our incurred costs on all flexibly-priced contracts on an annual basis. We have DCAA auditors on-site to monitor our billing and back office operations. An adverse finding under a DCAA audit could result in a recommendation of disallowed costs under a U.S. government contract, termination of U.S. government contracts, forfeiture of profits, withholding of payments, fines, suspension or prohibition from doing business with the U.S. government. In the event that an audit by the DCAA recommends disallowance of our costs under a contract, we have the right to appeal the findings of the audit under applicable dispute resolution provisions. Approval of submitted annual incurred costs claims can take many years. All of our incurred costs claims for U.S. government contracts completed through fiscal year 2011 have been audited by the DCAA and negotiated by the Defense Contract Management Agency ("DCMA"). Incurred cost claim audits for subsequent periods are ongoing. See "Item 1A. Risk Factors - A negative audit or other actions by the U.S. government could adversely affect our operating performance."
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
In order to sell our services in new geographic markets and diversify our customer base beyond our traditional customers, we have formed a Global Advisory Group to locate new business opportunities (the “Global Advisory Group”). The Global Advisory Group focuses on expanding beyond our traditional base to develop new business contracts with foreign governments and commercial customers (which accounted for approximately 5% of our revenues in 2016). We have expanded our team of internal advisors to include persons with the additional skills and experience that will better position us to take advantage of these new business opportunities.
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

Employees
As of December 31, 2016, we had approximately 10,700 personnel located in approximately 31 countries in which we have operations, of which approximately 4,200 are employees of our affiliates. Employees represented by labor unions totaled approximately 2,600. We believe the working relations with our employees and our unions are in good standing.
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
Our New Senior Credit Facility requires us to use a portion of our Excess Cash Flow to make additional principal payments. Based on our annual financial results for the year ended December 31, 2016 we are required to make an additional principal payment of $25.1 million under the Excess Cash Flow requirement by April 5, 2017.
Our New Senior Credit Facility also requires us to make a $22.5 million principal payment on the New Term Loan no later than June 15, 2017, and a $22.5 million principal payment on the New Term Loan no later than June 15, 2018, which amounts may be reduced as a result of the application of certain repayments, including our Excess Cash Flow payment. As a result of the additional principal payment of $25.1 million under the Excess Cash Flow requirement, we will not be required to make any additional principal payment on the New Term Loan for the June 15, 2017 $22.5 million principal payment requirement.
Our ability to make the $25.1 million Excess Cash Flow payment by April 5, 2017 and $22.5 million principal payment no later than June 15, 2018 depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to repay the New Senior Credit Facility by the principal due dates or to pay principal or interest on our other outstanding indebtedness.
If our cash flows and capital resources are insufficient to repay our New Senior Credit Facility by the principal due dates or to pay the principal and interest on our other outstanding indebtedness, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments, including the Indenture governing the New Notes and the credit agreements governing the New Senior Credit Facility and the Cerberus 3L Notes, may restrict us from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.
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
As a result of these covenants, we are limited in the manner in which we conduct our business and we may be unable to engage in favorable business activities or finance future operations or capital needs. In addition, the covenants in our New Senior Credit

Facility require us to maintain a leverage ratio below the maximum total leverage ratio and interest coverage above a minimum interest coverage ratio, and limit our capital expenditures. A breach of any of these covenants could result in a default under one or more of these agreements, including as a result of cross default provisions under our Indenture and, in the case of our revolving credit facility, permit the Agent to cease making loans to us.
Upon the occurrence of an event of default under our New Senior Credit Facility that is not waived by the requisite lenders (including a failure to comply with our financial maintenance covenants) the lenders could elect to declare all amounts outstanding under the New Senior Credit Facility to be immediately due and payable and terminate all commitments to extend further credit, including issuing new letters of credit. This outcome would result in doubt in the Company’s ability to continue as a going concern. If such actions were taken by the lenders under our New Senior Credit Facility, it would also cause an event of default under our New Notes and the Cerberus 3L Notes.
If we were unable to repay those amounts, the Agent under our New Senior Credit Facility could proceed against the collateral granted to them to secure that indebtedness. We have pledged a significant portion of our assets as collateral under our New Senior Credit Facility. If the Agent or lenders under the New Senior Credit Facility accelerate the repayment of borrowings, the proceeds from the sale or foreclosure upon such assets will first be used to repay debt under our New Senior Credit Facility, and we may not have sufficient assets to repay our secured and unsecured indebtedness thereafter, including our Senior Unsecured Notes, New Notes and the Cerberus 3L Notes.
Repayment of our debt, including the New Senior Credit Facility, New Notes and Cerberus 3L Notes, is dependent on cash flow generated by our subsidiaries.
Our subsidiaries own substantially all of our assets and conduct substantially all of our operations. Accordingly, repayment of our indebtedness, including the New Senior Credit Facility, New Notes and Cerberus 3L Notes, is dependent, to a significant extent, on the generation of cash flow by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Unless they are guarantors of the New Senior Credit Facility, New Notes or the Cerberus 3L Notes, our subsidiaries do not have any obligation to pay amounts due on the New Senior Credit Facility, New Notes and the Cerberus 3L Notes or to make funds available for that purpose. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable DynCorp International Inc. to make payments in respect of its indebtedness, including the New Senior Credit Facility, New Notes and the Cerberus 3L Notes. Each subsidiary is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from DynCorp International Inc.'s subsidiaries. While the Indenture governing the New Notes and the credit agreements governing the New Senior Credit Facility and the Cerberus 3L Notes limit the ability of our subsidiaries to incur consensual restrictions on their ability to pay dividends or make other intercompany payments to us, these limitations are subject to certain qualifications and exceptions. In the event that DynCorp International Inc. does not receive distributions from its subsidiaries, DynCorp International Inc. may be unable to make required principal and interest payments on its indebtedness, including the New Senior Credit Facility, New Notes and the Cerberus 3L Notes.
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
In addition to the $48.0 million which is available to us for borrowing under our revolving credit facility, the terms of our New Senior Credit Facility permit us to increase the amount available under our revolving credit facilities by up to an aggregate of $15 million if we are able to obtain loan commitments from a non-debt fund affiliate of Cerberus and satisfy certain other conditions, including our having capacity to incur such indebtedness under the Indenture governing our New Notes and the credit agreements governing the New Senior Credit Facility and the Cerberus 3L Notes. Additionally, we can take on more debt as long as we comply with the covenants in the Indenture governing the New Notes and the credit agreements governing the New Senior Credit Facility and the Cerberus 3L Notes. If new debt is added to our and our subsidiaries' existing debt levels, the related risks that we face would increase. In addition, the agreements governing our debt obligations do not prevent us from incurring obligations that do not constitute indebtedness under those agreements.
Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations under our debt obligations.
As of December 31, 2016, we are highly leveraged with our total carrying amount of indebtedness of approximately $650.9 million. We had $48.0 million available for borrowing under our revolving credit facility, and the terms of the New Senior Credit Facility permit us to increase the amount available under our revolving credit facilities by up to $15 million if we are able to obtain loan commitments from a non-debt fund affiliate of Cerberus and satisfy certain other conditions, including our having capacity to incur such indebtedness under the Indenture governing the New Notes and the credit agreement governing the Cerberus 3L Notes.
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

•	exposing us to the risk of increased interest rates because certain of our borrowings, including borrowings under our New Senior Credit Facility, are at variable rates of interest;

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

Our interest expense could increase if interest rates increase above the stated LIBOR floor levels in our New Senior Credit Facility because the entire amount of the indebtedness under our New Senior Credit Facility bears interest at a variable rate. At December 31, 2016, we had approximately $207.4 million aggregate principal amount of variable rate indebtedness under our New Senior Credit Facility. A 100 basis point increase over the LIBOR floor levels would increase our annual interest expense by approximately $2.1 million.
Although we have received a commitment from Cerberus to fund the redemption of our $39.3 million principal amount of Senior Unsecured Notes on or before May 5, 2017, it is possible that we will not receive these funds.
The Company has received a support letter from Cerberus (the “Support Letter”) committing to fund the redemption of all outstanding Senior Unsecured Notes on or before May 5, 2017 with the proceeds of new equity or capital contributions (the “New Cerberus Financing”). The Support Letter is irrevocable and unconditional, except in the limited circumstances of a material adverse change in the operations, liabilities or financial condition of DynCorp International and its subsidiaries, taken as a whole, as a result of pending or threatened claims, litigation or judgments between the date of the Support Letter and May 5, 2017 in excess of any accruals or reserves reflected in the Company’s audited financial statements as of December 31, 2016 (the “Material Adverse Change Condition”). We have therefore sent a notice of redemption to the holders of the Senior Unsecured Notes for a redemption of all of the remaining Senior Unsecured Notes on April 24, 2017, conditioned on the receipt of the proceeds of the New Cerberus Financing or other equity and/or debt financings and/or capital contributions.
We agreed in the credit agreement governing the New Senior Credit Facility, the Indenture governing the New Notes and the Third Lien Credit Agreement that the $39.3 million principal amount to be repaid on the remaining Senior Unsecured Notes may only be paid with the proceeds of new equity, capital contributions or new unsecured debt that is expressly subordinated to the New Senior Credit Facility, the New Notes and the Cerberus 3L Notes (and we may not exchange any such remaining Senior Unsecured Notes into secured obligations of any kind). In addition, under the New Senior Credit Facility, any such new debt must mature after the maturity date of the New Term Loan, and under the Indenture and the Third Lien Credit Agreement, any such new debt must mature after the maturity date of the New Notes. In the event that we do not receive the New Cerberus Financing, we may not have the ability to obtain such new equity, capital contributions or new unsecured subordinated debt financing on terms that are acceptable to us, or at all. Accordingly, we may not be able to satisfy our obligations to repay amounts owed under the remaining Senior Unsecured Notes at their maturity unless we obtain new equity, capital contributions or subordinated debt financing or we are able to obtain waivers from the required lenders under the New Senior Credit Facility, majority holders of the New Notes and the lender under the Third Lien Credit Agreement.
On May 8, 2017, our New Senior Credit Facility will become due and payable unless the maturity date of all of the remaining Senior Unsecured Notes has been extended to a date on or after October 6, 2020 or the remaining Senior Unsecured Notes have been paid in full with the proceeds of new equity, capital contributions or new unsecured debt that is expressly subordinated to the New Senior Credit Facility. In the event that we do not either refinance or receive outside contributions, we may be unable to make required scheduled debt service obligations. Since Cerberus has agreed to provide the New Cerberus Financing irrevocably and unconditionally except in limited circumstances, the Company expects to complete the redemption before May 8, 2017, in which case the New Senior Credit Facility will not become due and payable on May 8, 2017. However, it is possible that the Company will not receive the New Cerberus Financing, such as if the Material Adverse Change Condition is triggered.

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
Our revenue is predominantly from contracts and subcontracts with the U.S. government and its agencies, primarily the DoD and the DoS. The remainder of our revenue is derived from commercial contracts, certain other U.S. federal, state and local government departments and agencies and contracts with foreign governments. We expect that U.S. government contracts, particularly with the DoD and the DoS, will continue to be our primary source of revenue for the foreseeable future. The continuation and renewal of our existing government contracts and new government contracts are, among other things, contingent upon the availability of adequate funding for various U.S. government agencies, including the DoD and the DoS. Changes in U.S. government spending could directly affect our operating performance and lead to an unexpected loss of revenue. The loss or significant reduction in government funding of a large program in which we participate could also result in a material decrease to our future projections of revenue, earnings and cash flows. U.S. government contracts are also conditioned upon the continuing approval by Congress of the amount of necessary spending. Congress usually appropriates funds for a given program on a September 30 fiscal year basis, even though contract periods of performance may extend over many years. Consequently, at the beginning of a major program, the contract is usually partially funded, and additional monies are normally committed to the contract by the procuring agency only as appropriations are made by Congress for future fiscal years. U.S. government defense spending levels are difficult to predict. Among the factors that could impact U.S. government spending and reduce our U.S. government contracting business include:

•	policy and/or spending changes implemented by the Trump administration, any subsequent administration or Congress;

•	continued budget reductions in military spending imposed by Congress including sequestration;

•	a continual decline in, or reapportioning of, spending by the U.S. government, in general, or by the DoD or the DoS, in particular;

•	changes, delays or cancellations of U.S. government programs, requirements or policies;

•	the adoption of new laws or regulations that affect companies that provide services to the U.S. government;

•	U.S. government shutdowns or other delays in the government appropriations process, including any delays resulting from election cycles and changes in the administration or Congress;

•	curtailment of the U.S. government's outsourcing of services to private contractors including the expansion of insourcing;

•	changes in the political climate, including with regard to the funding or operation of the services we provide; and

•	general economic conditions, including an economic slowdown or unstable economic conditions in the United States or in the countries in which we operate.
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
Changes to our contracts could impact our future profitability.
Our consolidated operating income (loss) margin for the years ended December 31, 2016 and December 31, 2015 were 1.4% and (3.8)%, respectively. Within our portfolio of contracts, certain contracts vary from the consolidated operating income margin. For example, our loss contracts diminish our consolidated operating margin while other contracts have margins that are significantly higher than the consolidated operating income margin.
The significance of any one contract can change as our business expands or contracts. As contract modifications, contract extensions or other contract actions occur, the profitability of any one contract can significantly change and as a result, become more or less significant to the Company. As contracts are recompeted, the scope, scale or profitability or other contract elements of the new contract could materially differ from the original contract. Any such changes or the addition of new loss contracts or negative changes to profitable contracts could adversely affect our operating performance and may result in additional expenses or loss of revenue.
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
Because of the nature of our business, it is not unusual for us to lose contracts to competitors or to gain contracts once held by competitors during re-compete periods. For a discussion of the recent events related to the recompete for the INL Air Wing contract, see “Item 1. Business-Key Contracts -- Bureau for International Narcotics and Law Enforcement Affairs, Office of Aviation ("INL Air Wing").”
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
A large portion of our business is conducted internationally. Consequently, we are subject to a variety of risks that are specific to international operations, including the following:

•	export controls regulations that could erode profit margins or restrict exports;

•	compliance with the U.S. Foreign Corrupt Practices Act, the UK Bribery Act; and other international anti-corruption laws

•	the burden and cost of compliance with foreign laws, treaties and technical standards and changes in those regulations;

•	contract award and funding delays;

•	potential restrictions on transfers of funds;

•	foreign currency fluctuations;

•	potential claims filed in foreign courts and judicial systems;

•	foreign adjustments associated with uncertain tax benefits;

•	import and export duties and value added taxes;

•	transportation delays and interruptions;

•	uncertainties arising from foreign local business practices and cultural considerations;

•	requirements by foreign governments that we locally invest a minimum level as part of our contracts with them, which may not yield any return;

•	potential military conflicts, civil strife and political risks; and

•	embargoes.
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
As a defense contractor, we face both physical and cyber security threats to our sensitive systems and information. Although we utilize a variety of technical and administrative controls to mitigate and detect threats, there can be no assurance that these controls will be sufficient to prevent a threat from materializing. Threats to our physical security, were they to manifest, could result in degradation or disruption of business operations. These effects could be attributed to, although not exclusively, loss of staff, reduction in staff productivity, and/or loss or damage to facilities. Cyber security threats are constantly evolving, and our industry is frequently targeted by cyber security threats. We utilize a variety of mechanisms and controls to adapt to potential threats; however, the variety and constant change of these threats leaves the impact unpredictable.    Were a significant incident to occur, it could lead to loss of confidentiality, integrity, and/or availability of information or systems, harm to personnel or infrastructure, and/or damage to our reputation. Such an incident could result in material impact on our business operations and strategies, current or future financial position, and/or cash flows.

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
As of December 31, 2016, we had approximately 10,700 personnel, of which approximately 4,200 are employees of our affiliates. Employees represented by labor unions totaled approximately 2,600. As of December 31, 2016, we had approximately 28 collective bargaining agreements with these unions. The length of these agreements varies, with the longest expiring in September 2021. There can be no assurance that we will not experience labor disruptions associated with the expiration or renegotiation of collective bargaining agreements or otherwise. We could experience a significant disruption of operations and increased operating costs as a result of higher wages or benefits paid to union members, which could adversely affect our operating performance and may result in additional expenses and possible loss of revenue.
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
We have experienced, and may experience in the future, changes in our management team. We have also taken measures to reduce our cost structure, including the elimination of a number of executive levels and other management positions throughout the Company. Our senior management changes, cost containment measures, as well as the potential for additional changes or activities in the future, may result in disruption of our business or our customer relationships, distract our employees, decrease employee morale and result in failure in meeting operational targets due to the loss of employees. These changes could also make it difficult to retain and hire new talent, increase our expenses in terms of severance payments and facility exit costs, both of which could be significant, expose us to increased risk of legal claims by terminated employees, and harm our reputation. If we are unable to mitigate these or other similar risks, our business, results of operations, and financial condition may be adversely affected.
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

We are controlled by Cerberus Capital Management, L.P. and affiliates ("Cerberus"), who will be able to make important decisions affecting our business.
All of our common stock is indirectly owned by funds and/or managed accounts that are affiliates of Cerberus. As a result, Cerberus is entitled to elect all of our directors, to appoint new management and to approve actions requiring the approval of the holders of our capital stock, including adopting amendments to our certificate of incorporation and approving mergers or sales of substantially all of our assets. Several members of our Board of Directors are affiliated with Cerberus or are Cerberus Operations and Advisory Company, LLC (“COAC”) employees. We also have two executives who are COAC employees, who are seconded to us: Gregory S. Nixon, our Senior Vice President, Chief Administrative Officer, Chief Legal Officer and Corporate Secretary, and George C. Krivo, our Senior Vice President and Chief Operating Officer.
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
Our Global Advisory Group may not succeed in helping us sell services in new markets and diversify our customer base.
In order to sell our services in new geographic markets and diversify our customer base beyond our traditional customers, we formed the Global Advisory Group to locate new business opportunities. There can be no assurance we will realize the expected benefits of the Global Advisory Group or be successful in new markets in the near-term or at all. Difficulties concentrating on new markets could limit our growth and could harm our results of operations. See “Item 1. Business-Sales and Marketing.” In addition, the focus of the Global Advisory Group on services for foreign governments and commercial customers could further expose us to international risks. See “-We are exposed to risks associated with operating internationally” and “-We are subject to certain U.S. laws and regulations, which are the subject of rigorous enforcement by the U.S. government; our noncompliance with such laws and regulations could adversely affect our future operating performance.”
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
Restatement of our financial statements could have adverse consequences on our business, financial condition, cash flows and results of operations, including the triggering of an event of default under the credit agreements governing the New Senior Credit Facility and the Cerberus 3L Notes and the indenture governing our New Notes. Restatements could cause our credit rating to be downgraded, which could result in an increase in our borrowing costs and make it more difficult to borrow funds on reasonable terms or at all. In addition, restatements could result in key executives departing and SEC enforcement action.
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
Goodwill and other intangible assets are significant assets on our balance sheet, with an aggregate balance of $42.1 million and $84.1 million, respectively, as of December 31, 2016. We assess goodwill and other intangible assets with indefinite lives for impairment annually in October and when an event occurs or circumstances change that would suggest a triggering event. If a triggering event is identified, a step one assessment is performed to identify any possible impairment in the period in which the event is identified. The annual impairment test requires us to determine the fair value of our reporting units in comparison to their carrying values. A decline in the estimated fair value of a reporting unit or asset group could result in an impairment, and a related non-cash impairment charge against earnings, if estimated fair value for the reporting unit is less than the carrying value of the net assets of the reporting unit.
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
     On December 17, 2013, DynCorp International LLC approved a long-term cash incentive plan for certain executives, where in the event of a change in control, subject to the executives’ continued employment with DynCorp International LLC through such a change in control and execution of a restrictive covenant agreement within fourteen days of receipt of such agreement, the executive shall be eligible to receive a cash incentive bonus.
A change in control, as defined in the long-term cash incentive plan, would occur if a person who is not Cerberus or an affiliate of Cerberus becomes beneficial owner, directly or indirectly, of more than 50% of the combined voting power of issued and outstanding securities of DynCorp International LLC or if there is a reduction in Cerberus’s beneficial ownership to less than 30% of the combined voting power. There are other conditions that could result in a change in control event such as a sale or transfer or other disposition of all or substantially all of the business and assets of DynCorp International LLC. The long-term cash incentive bonus plan could increase the cost to acquire the Company and prevent or delay a change in control.

ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

ITEM 2. PROPERTIES.
We are headquartered in McLean, Virginia with major administrative offices in Fort Worth, Texas. As of December 31, 2016, we leased approximately 35 commercial facilities in 15 countries used in connection with the various services rendered to our customers. Lease expirations range from month-to-month to eight years. Upon expiration of our leases, we do not anticipate any difficulty in obtaining renewals or alternative space. Many of our current leases are non-cancelable. We do not own any real property.
The following locations represent our primary leased properties as of December 31, 2016:

Location	Description	Segment	Size (sq ft)[1]
Fort Worth, TX(2)	Executive offices - Finance and Administration, AELS Headquarters	Headquarters & AELS	218,925
Salalah Port, Oman	Warehouse and storage - WRM II Program	DynLogistics	125,000
McLean, VA	Executive offices - Headquarters	Headquarters	79,035
Lorton, VA	Warehouse and offices - Global IT Modernization ("GITM") Program	DynLogistics	30,560
Palm Shores, FL	Offices - INL Air Wing Program	AOLC	27,215
McClellan, CA	Warehouse - California Fire Program	AELS	18,800
Dubai, UAE	Executive offices - DIFZ Finance and Administration	Headquarters	17,698
Huntsville, AL	Business office - AOLC Headquarters	AOLC	17,074
Bangalore, India	Business office - Finance and Administration	Headquarters	16,467

(1)	Includes total square footage leased per agreements between the Company and lessors.

(2)	Includes 153,475 square feet utilized for Executive Offices and 65,450 square feet which we have subleased or are in the process of subleasing.
We believe that substantially all of our property and equipment is in good condition, subject to normal use, and that our facilities have sufficient capacity to meet the current and projected needs of our business through calendar year 2017.

ITEM 3. LEGAL PROCEEDINGS.
Information required with respect to this item is set forth in Note 8 to the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Not applicable.

ITEM 6. SELECTED FINANCIAL DATA.
The selected historical consolidated financial data for the years ended December 31, 2016, December 31, 2015, December 31, 2014, December 31, 2013 and December 31, 2012 is presented in the table below.
This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the consolidated financial statements and related notes thereto, included elsewhere in this Annual Report on Form 10-K.

	Delta Tucker Holdings, Inc.
	For the years ended
	December 31, 2016	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012
(Amounts in thousands)
Results of operations:
Revenue	$1,836,154	$1,923,177	$2,252,309	$3,287,184	$4,044,275
Cost of services	(1,636,331)	(1,721,679)	(2,072,865)	(2,987,253)	(3,698,932)
Selling, general and administrative expenses	(139,531)	(144,675)	(146,881)	(149,925)	(149,362)
Depreciation and amortization	(34,889)	(34,986)	(48,582)	(48,628)	(50,260)
Earnings from equity method investees	1,066	140	10,077	4,570	825
Impairment of goodwill, intangibles and long lived assets (1)	(1,782)	(96,696)	(214,004)	(312,728)	(50,663)
Operating income (loss)	24,687	(74,719)	(219,946)	(206,780)	95,883
Interest expense	(72,361)	(68,824)	(70,783)	(78,826)	(86,272)
Loss on early extinguishment of debt, net	(328)	—	(1,362)	(703)	(2,094)
Interest income	212	110	221	157	117
Other income (expense), net	4,935	3,968	3,680	(810)	4,672
(Provision) benefit for income taxes	(10,138)	8,672	20,570	37,461	(15,598)
Net loss	(52,993)	(130,793)	(267,620)	(249,501)	(3,292)
Noncontrolling interests	(1,071)	(1,809)	(2,160)	(4,235)	(5,645)
Net loss attributable to Delta Tucker Holdings, Inc.	$(54,064)	$(132,602)	$(269,780)	$(253,736)	$(8,937)
Cash flow data:
Net cash provided by operating activities	41,153	19,572	25,377	137,502	144,190
Net cash used in investing activities	(16,940)	(2,735)	(4,674)	(7,971)	(12,163)
Net cash used in financing activities	(14,777)	(2,059)	(97,544)	(77,461)	(83,457)
Balance sheet data (end of period):
Cash and cash equivalents	118,218	108,782	94,004	170,845	118,775
Total assets	676,537	784,689	982,487	1,499,921	1,970,716
Total indebtedness	632,456	637,031	642,272	732,272	782,909
Total (deficit) equity attributable to Delta Tucker Holdings, Inc.	(267,392)	(213,962)	(82,766)	183,785	437,542
Total (deficit) equity	(261,937)	(208,170)	(77,277)	189,660	445,754
Other financial data:
Purchases of property and equipment and software	7,980	4,734	10,343	10,346	8,118
Backlog (2)	3,716,000	3,042,000	3,331,000	3,980,000	5,278,000

(1)
The Company recorded impairment charges of $1.8 million, $96.7 million, $214.0 million, $312.7 million and $50.7 million for the years ended December 31, 2016, December 31, 2015, December 31, 2014, December 31, 2013, and December 31, 2012, respectively. The impairment charge for the year ended December 31, 2016 related to our investment in affiliates. Of the $96.7 million recorded in 2015, $86.8 million related to goodwill, $5.2 million related to certain intangibles and indefinite-lived tradename and $4.7 million related to assets held for sale. Of the $214.0 million recorded in 2014, $164.9 million related to goodwill, $33.4 million related to customer-relationship intangibles, $14.5 million related to indefinite-lived tradename, $1.0 million related to helicopters and $0.2 million related to software. Of the $312.7 million recorded in 2013, $310.3 million was related to goodwill and $2.4 million was related to helicopters. The impairment charges for the year ended December 31, 2012 primarily related to goodwill. See Note 3 to Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion.

(2)	Backlog data is as of the end of the applicable period. See "Item 1. Business" for further details concerning backlog.

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
Delta Tucker Holdings, Inc. was formed for the purpose of acquiring DynCorp International Inc. ("DynCorp International") and had immaterial assets and virtually no operations prior to the merger on July 7, 2010, except for the costs associated with acquiring DynCorp International. Delta Tucker Holdings, Inc. remains the holding company of DynCorp International. DynCorp International wholly owns DynCorp International LLC, which functions as the operating company.
In October 2016, the Company amended its organizational structure. The Company’s previous two operating and reporting segments, DynAviation and DynLogistics, were re-aligned into three operating and reporting segments: Aviation Engineering, Logistics, and Sustainment ("AELS"), Aviation Operations and Life Cycle Management ("AOLC") and DynLogistics. AELS, AOLC and DynLogistics segments operate principally within a regulatory environment subject to governmental contracting and accounting requirements, including Federal Acquisition Regulations ("FAR"), Cost Accounting Standards ("CAS") and audits by various U.S. federal agencies.
As of December 31, 2016, we employed or managed approximately 10,700 personnel, including approximately 4,200 personnel from our affiliates. We operate in approximately 31 countries through approximately 58 active contracts and 74 active task orders.
Current Operating Environment and Outlook
External Factors
While political challenges remain, we have seen improvements on the policy and budgetary fronts. In contrast, the international environment continues to be driven by instability, with ongoing and potential conflicts around the globe. Global events are driving adjustments to U.S. national security and foreign policy objectives, as well as the funding levels and mechanisms to support these shifts. External factors influencing the industry continue to include:

•	Adhering to discretionary spending caps mandated by the Budget Control Act of 2011 ("BCA");

•	Troop levels and tempo of operations in Afghanistan;

•	Conflicts in Iraq, Syria and the wider Middle East;

•	Russian aggression in Europe and the Middle East; and

•	Increased instability and challenges to the existing international framework.
Considering these complex issues, the defense services sector believes there will be growth in the defense topline this year and over the next few fiscal years. The new President consistently pledged to rebuild the military and buy back lost readiness so our men and women in uniform receive the best training and equipment possible to meet an array of global threats. These commitments are upheld in the fiscal year 2018 Department of Defense budget blueprint released on March 16, 2017, which is discussed below.

On services specifically, addressing current readiness will require increased resources for training, maintenance and sustainment. Companies like DynCorp International are well positioned to support efforts to restore military readiness to necessary standards. Recent actions by the Administration reaffirm readiness is a top priority, including a January 27, 2017 Presidential Memorandum on Rebuilding the U.S. Armed Forces that instructed DOD to undertake several efforts to identify and to begin mitigating readiness shortfalls.
Legislatively, Congress negotiated and agreed upon a final fiscal year 2017 Defense Appropriations bill that was passed by the House of Representatives and is awaiting action in the Senate. The bill funds the topline at $578 billion, which is $5 billion above fiscal year 2016, and consists of $516 billion in the base budget and $62 billion in Overseas Contingency Operations funding ("OCO"). On Operations and Maintenance ("O&M") activities, fiscal year 2017 is funded at $216 billion with $168 billion base and $48 billion OCO, which is $2.0 billion above fiscal year 2016. Lastly, and importantly, on fiscal year 2017, an additional Department of Defense Budget amendment was transmitted to Congress on March 16, 2017. The amendment requests $30 billion supplemental funding to further address readiness, unfunded requirements (i.e. end strength and modernization), and ongoing operational requirements.
With regard to the fiscal year 2018 defense budget, the official budget will not be released until May. However, the March 2016 budget blueprint calls for a topline of $639 billion with $574 billion in the base budget and $65 billion in OCO funding. This would represent a $54 billion increase over fiscal year 2017, which represents 10% growth. Regardless of proposed increases, the BCA is the law of the land, barring repeal or modification by Congress. Any increases above the mandated caps will retrigger sequestration. On Capitol Hill, Senate Armed Services Committee Chairman John McCain and House Armed Services Committee Chairman Mac Thornberry are both advocating for a base budget of $640 billion. The President’s proposed $54 billion was criticized by defense hawks as too small. Additionally, a bipartisan consensus has emerged against the Administration’s plan to increase defense by reducing budgets of other agencies, such as the State Department (-29%) and the Environmental Protection Agency (-31%). In short, there is a lot of work to be done with regard to a fiscal year 2018 budget, but the Administration and Congressional leaders are publicly committed to trying to eliminate the BCA and grow defense.
For the Department of State, the fiscal year 2018 request will be $37.6 billion with $25.6 billion in base and $12 billion in OCO which is roughly 29% below fiscal year 2016. The State Department’s role in executing the nation’s foreign policy and protecting our national security is vital. Importantly, in reviewing the documents released so far, the request will provide funds for robust core diplomatic activities, such as operations, maintenance, logistics, security, transportation and IT support. These are the services DynCorp International provides to the State Department and, per the currently available data, we do not foresee dramatic cuts to these areas.
Internationally, we believe the decision to increase U.S. troop deployment to Iraq and delay further troop reductions in Afghanistan, the decision to send U.S. Special Forces advisors into Syria while increasing operational tempo in Iraq and Syria, as well as continued conflict and instability in Yemen, Ukraine and others, argues for continued robust OCO funding.
The international environment will continue to be marked by instability for the foreseeable future. Meeting these leadership commitments requires human and financial resources. U.S. defense leaders are currently conducting strategy reviews for operations around the globe. As an example of possible changes to come, on February 9, 2017, General John Nicholson, Commander of U.S. and NATO forces in Afghanistan, testified before the Senate Armed Services Committee. In the hearing, General Nicholson stated that he has a shortfall of “a few thousand people” to support the train and equip portion of the mission and would be requesting additional personnel.
Challenges exist that could adversely impact the services sector on a short-term basis, including the continued usage of Low Price Technically Acceptable and other solely cost focused contracting mechanisms, as well as delays by the U.S. government for contract competes and awards. However, we believe the following longer-term industry trends demonstrate the continued demand for the types of services we provide:

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
Current Business Environment
Our contracts typically have a term of three to ten years consisting of a base period of one year with multiple one-year options. We also have a strong history of being awarded a majority of the contract options. Furthermore, the significance of any one contract can change as our business expands or contracts. Additionally, as contract modifications, contract extensions or other contract actions occur, the profitability of any one contract can become more or less significant to the Company. As contracts are recompeted, there is the potential for the size, contract type, contract structure or other contract elements to materially change from the original contract resulting in significant changes to the scope, scale, profitability or magnitude of accounts receivable of the new recompeted contract as compared to the original contract. See “Item 1A. Risk Factors - Changes to our contracts could impact our future profitability.”
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
We cannot be certain that the economic environment or other factors will not continue to adversely impact our business, financial condition or results of operations in the future. We believe that our primary sources of liquidity, such as customer collections and the New Senior Credit Facility (as defined below), will enable us to continue to perform under our existing contracts and support further growth of our business. However, adverse conditions, such as a long term credit crisis or sequestration, could adversely affect our ability to obtain additional liquidity or refinance existing indebtedness at acceptable terms or at all. As described further in Note 7 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, the New Senior Credit Facility contains a provision that would result in all outstanding principal under the New Term Loan and the class B revolving facility maturing on May 8, 2017 if by May 8, 2017, all of the outstanding Senior Unsecured Notes have not been extended to a date that is on or after October 6, 2020, or paid in full with the proceeds of new equity, capital contributions or new unsecured debt that is expressly subordinated to the New Senior Credit Facility. We received the Support Letter from Cerberus committing to fund the redemption of all outstanding Senior Unsecured Notes on or before May 5, 2017 with the proceeds of new equity or capital contributions. We have therefore sent a notice of redemption to the holders of the Senior Unsecured Notes for a redemption of all of the remaining Senior Unsecured Notes on April 24, 2017, conditioned on the receipt of the proceeds of the New Cerberus Financing or other equity and/or debt financings and/or capital contributions. Since Cerberus has agreed to provide the New Cerberus Financing irrevocably and unconditionally except in the limited circumstances of the Material Adverse Change Condition, the Company expects to complete the redemption before May 8, 2017. See "Item 1A. Risk Factors - Economic conditions could impact our business" for a discussion of the risks associated with current economic conditions.
Notable events for the year ended December 31, 2016 and to date

•
In March 2016, DynLogistics was awarded the G4 Worldwide Logistics Support contract from the United States Army's Intelligence and Security Command to provide multi-disciplined engineering, facilities and logistical support. The contract has a one-year base period, with four one-year options and a total potential contract value of $320.5 million.

•
On April 30, 2016, the Company entered into Amendment No. 5 to the Senior Credit Facility, which became effective on June 15, 2016, and on May 2, 2016, the Company launched the Exchange Offer and Consent Solicitation, as further described in Note 7 to the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

•
In May 2016, AELS announced the award of a contract in support of the Advanced Military Maintenance and Repair Overhaul Center ("AMMROC") and the United Arab Emirates ("UAE") military to provide support to the military aircraft and facilities of the UAE. The contract has a one-year base period with two, one-year options with a total potential value of $102 million.

•
On May 26, 2016, we were notified that the Company’s claim before the Armed Services Board of Contract Appeals seeking contractual reinterpretation and restructure on a specific U.S. Air Force contract was denied. Based on the outcome, the customer is now requiring the Company to process additional engines. We reached an agreement with the U.S. Air Force related to performance requirements on this contract and we recorded a charge associated with this matter in the second quarter of 2016.

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

•
On June 15, 2016, in connection with the consummation of the Exchange Offer and Consent Solicitation, $415.7 million principal amount of our Senior Unsecured Notes were exchanged for $45.0 million cash and $370.6 million aggregate principal amount of newly issued New Notes, and the amendments to the Senior Unsecured Notes Indenture that were the subject of the Consent Solicitation became effective, as further described in Note 7 to the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

•
On June 15, 2016, DynCorp Funding LLC, a limited liability company managed by Cerberus, entered into the Cerberus 3L Notes, in which $30 million was provided to us, as further described in Note 7 to the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

•
In September 2016, AELS announced the award of a contract modification for the second option period on the Contractor Logistics Support contract to provide maintenance and logistics support to the United States Navy T-34, T-44, and T-6 aircraft programs. The modification has a total potential value of $107.2 million.

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

•
On September 27, 2016, AOLC finalized negotiations with the DoS Office of Acquisition Management regarding an extension of services on the INL Air Wing program and definitized an agreement for a one-year extension through October 31, 2017. The extension has a total potential value of $292.8 million.

•
In October 2016, AELS announced the award of a contract modification for a six month contract extension on the T6 COMBS contract to provide support services for T-6A and T-6B aircraft at ten Air Force and Navy locations throughout the U.S. The modification has a total potential value of $30.3 million.

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

•
In November 2016, AELS announced the development of a General Terms Agreement with Global Aerospace Logistics and has been awarded an Apache Services task order to maintain aircraft for the Joint Aviation Command of the UAE Armed Forces. The task order, which started September 1, 2016, has a two-year base period and a one-year option period and a total potential task order value of $61 million.

•
On November 22, 2016, the Company announced an appeal decision by the United States Court of Appeals for the Eleventh Circuit which agreed with the Company and reinstated claims by the Company against AAR Airlift Group, Inc. under Florida's Uniform Trade Secrets Act.

•
In December 2016, AELS announced the award of the Contract Field Teams ("CFT") task order at the Davis-Monthan Air Force Base in Tucson, Arizona to provide maintenance on the 357th Aircraft Maintenance Unit's A-10 Thunderbolt aircraft. The task order, which started November 1, 2016 and ends March 2018, has a total potential task order value of $23 million.

•
In December 2016, AOLC announced the award of the U.S. General Services Administration ("GSA") Storage, Analysis, Failure Evaluation and Reclamation ("SAFR") and SAFR Satellite ("SAFR LITE") task order under the GSA Schedule for Logistics Worldwide ("LOGWORLD") contract at Corpus Christi Army Depot in Texas to inspect, repair and verify components used on aircraft with a total potential value of $5.1 million.

•
In December 2016, AELS announced the award of the CFT Multiple Award Contract ("MAC") by the U.S. Air Force to perform modification, maintenance, inspection and repair of active systems in the U.S. government inventory. The IDIQ contract has a two-year base period and two two-year option periods and a total potential contract value of $11.4 billion.

•
In December 2016, DynLogistics announced the award of a contract in South and Southeast Asia and Oceania by the U.S. Navy to support various DoD missions, including humanitarian aid, civic assistance, military construction and contingency services. The contract has a one-year base period, with seven one-year options and one six-month option period and a total potential contract value of $93.8 million.

•
In December 2016, AELS announced the award of a contract by the U.S. Navy to maintain and provide logistics services for aircraft and support for equipment for the Naval Test Wing Atlantic on behalf of the Naval Warfare Center Aircraft Division in Patuxent River, Maryland. The contract has a one-year base period, with four one-year options and a total potential contract value of $546 million.

•
In December 2016, AOLC announced the award by the U.S. Army for the TASM-O contract Option Year 3 to provide aviation maintenance services under the AFM program. The one year contract modification has a total potential value of $125.5 million.

•
In December 2016, DynLogistics announced the award of a contract extension from the United States Army Contracting Command to provide advisory, training and mentoring services to the Afghanistan Ministry of Defense. The one year contract extension has a total potential value of $54.2 million.

•
In December 2016, DynLogistics announced the award of a contract extension from the United States Army Contracting Command to provide advisory, training and mentoring services to the Afghanistan Ministry of Interior. The one year contract extension has a total potential value of $67.2 million.

•
On December 21, 2016, we were notified that the GAO denied our protest of the DoS agency’s award determination of the INL Air Wing contract to another company. We continue to pursue legal recourse before the U.S. Court of Federal Claims regarding this matter.

•
In January 2017, DynLogistics announced the award of a contract extension for the War Reserve Materiel II contract through September 30, 2017. The contract extension has a total potential value of $22.7 million.

•
On January 23, 2017, DynLogistics announced the award of the War Reserve Materiel III contract to manage the U.S. Air Force Central Command Area of Responsibility War Reserve Materiel Pre-positioning program, which includes operations in Oman, Bahrain, Qatar, Kuwait, United Arab Emirates and two locations in the United States. The contract has a three-month transition period, five-month base period and seven one-year options and a total potential contract value of $412 million.

•
On March 24, 2017, we received the Support Letter from Cerberus committing to fund the New Cerberus Financing, and we sent a notice of redemption to the holders of the Senior Unsecured Notes for a redemption of all of the remaining Senior Unsecured Notes on April 24, 2017, conditioned on the receipt of the proceeds of the New Cerberus Financing or other equity and/or debt financings and/or capital contributions.

Results of Operations
The results of operations presented are for the years ended December 31, 2016, December 31, 2015, and December 31, 2014.

Delta Tucker Holdings, Inc. Results of Operations for the years ended December 31, 2016, December 31, 2015, and December 31, 2014
The following table sets forth our consolidated statements of operations, both in dollars and as a percentage of revenue, for the years ended December 31, 2016, December 31, 2015, and December 31, 2014:

	For the years ended
	December 31, 2016		December 31, 2015		December 31, 2014
(Amounts in thousands)
Revenue	$1,836,154	100.0%	$1,923,177	100.0%	$2,252,309	100.0%
Cost of services	(1,636,331)	(89.1)%	(1,721,679)	(89.5)%	(2,072,865)	(92.0)%
Selling, general and administrative expenses	(139,531)	(7.6)%	(144,675)	(7.5)%	(146,881)	(6.5)%
Depreciation and amortization expense	(34,889)	(1.9)%	(34,986)	(1.8)%	(48,582)	(2.2)%
Earnings from equity method investees	1,066	0.1%	140	—%	10,077	0.4%
Impairment of goodwill, intangibles and long lived assets	(1,782)	(0.1)%	(96,696)	(5.0)%	(214,004)	(9.5)%
Operating income (loss)	24,687	1.4%	(74,719)	(3.8)%	(219,946)	(9.8)%
Interest expense	(72,361)	(3.9)%	(68,824)	(3.6)%	(70,783)	(3.1)%
Loss on early extinguishment of debt	(328)	—%	—	—%	(1,362)	(0.1)%
Interest income	212	—%	110	—%	221	—%
Other income, net	4,935	0.3%	3,968	0.2%	3,680	0.2%
Loss before income taxes	(42,855)	(2.2)%	(139,465)	(7.2)%	(288,190)	(12.8)%
(Provision) benefit for income taxes	(10,138)	(0.6)%	8,672	0.5%	20,570	0.9%
Net loss	(52,993)	(2.8)%	(130,793)	(6.7)%	(267,620)	(11.9)%
Noncontrolling interests	(1,071)	(0.1)%	(1,809)	(0.1)%	(2,160)	(0.1)%
Net loss attributable to Delta Tucker Holdings, Inc.	$(54,064)	(2.9)%	$(132,602)	(6.8)%	$(269,780)	(12.0)%
Results of Operations 2016 vs 2015
Revenue — Revenue for the year ended December 31, 2016 was $1,836.2 million, a decrease of $87.0 million or (4.5)%, compared to the year ended December 31, 2015. The decrease was primarily driven by the continued drawdown of U.S. forces in Afghanistan, which impacted the demand for services under our LOGCAP IV contract and lower content on the INL Air Wing program, partially offset by new contract wins in our DynLogistics segment and increased content on contracts within our AELS segment. See further discussion of our revenue results in the "Results by Segment" section below.
Cost of services — Cost of services are comprised of direct labor, direct material, overhead, subcontractors, travel, supplies and other miscellaneous costs. Cost of services for the year ended December 31, 2016 was $1,636.3 million, a decrease of $85.3 million, or (5.0)%, compared to the year ended December 31, 2015. The decrease in Cost of services was primarily driven by a reduction in demand for services, consistent with the decline in revenue, as discussed above. As a percentage of revenue, Cost of services improved to 89.1% for the year ended December 31, 2016 compared to 89.5% for the year ended December 31, 2015. See further discussion of the impact of program margins in the "Results by Segment" section below.
Selling, general and administrative expenses — SG&A primarily relates to functions such as management, legal, financial accounting, contracts and administration, human resources, management information systems, purchasing, and business development. SG&A decreased by $5.1 million, or (3.6)%, to $139.5 million during the year ended December 31, 2016 primarily as a result of the decrease in legal costs and severance expense combined with our cost reduction initiatives, partially offset by an increase in costs by our Global Advisory Group. SG&A as a percentage of revenue for the year ended December 31, 2016 was 7.6% and remained consistent compared to 7.5% for the year ended December 31, 2015.
Depreciation and amortization — Depreciation and amortization during the year ended December 31, 2016 was $34.9 million, a decrease of $0.1 million, or (0.3)%, which remained consistent compared to the year ended December 31, 2015.
Earnings from equity method investees — Earnings from equity method investees include our proportionate share of the income of our equity method investees deemed to be operationally integral to our business, such as Partnership for Temporary Housing LLC ("PaTH"), Contingency Response Services LLC ("CRS"), Global Response Services LLC ("GRS") and Global Linguist Solutions ("GLS"). Earnings from operationally integral unconsolidated affiliates for the year ended December 31, 2016 was $1.1 million, an increase of $0.9 million compared to the year ended December 31, 2015, primarily as a result of activity in our PaTH joint venture.
Impairment of goodwill, intangibles and long lived assets — Impairment expense for the years ended December 31, 2016 and December 31, 2015 was $1.8 million and $96.7 million, respectively. Impairment expense for the year ended December 31, 2016 was due to a non-cash impairment charge on our investment in GLS which had a loss in value that was other than temporary. Impairment expense for the year ended December 31, 2015 was due to the $86.8 million impairment of goodwill, the $5.2 million impairment of certain intangibles and indefinite-lived tradename and the $4.7 million impairment of assets held for sale. See Note 2 and Note 3 to the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion.
Interest expense — Interest expense for the year ended December 31, 2016 was $72.4 million, an increase of $3.5 million, or 5.1%, compared to the year ended December 31, 2015. The increase is primarily due to the PIK interest on our New Notes effective January 1, 2016.
Loss on early extinguishment of debt — Loss on early extinguishment of debt was $0.3 million as we made $4.6 million in principal prepayments on the Term Loan under the Senior Credit Facility during the year ended December 31, 2016. Deferred financing costs associated with the additional prepayment were expensed and recorded to Loss on early extinguishment of debt. Loss on early extinguishment of debt was zero as we made no principal payments on the Term Loan during the year ended December 31, 2015.
Other income, net — Other income, net, for the year ended December 31, 2016 was $4.9 million, an increase of $1.0 million compared to the year ended December 31, 2015, primarily due to a multi-party settlement agreement that resolves underwriters litigation in which we will recoup $5.0 million of legal expenses, partially offset by a loss on sale of helicopters.
Income taxes — Our effective tax rate consists of federal and state statutory rates, certain permanent differences and discrete items. The effective tax rate for the year ended December 31, 2016 was 23.7%, as compared to 6.2% for the year ended December 31, 2015. The effective tax rate for the year ended December 31, 2016 was driven primarily by an increase to the forecasted full year loss before income taxes and cancellation of debt income associated with the Refinancing Transactions both of which impacted the valuation allowance. See Note 4 to the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion of income taxes.
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
Other income, net — Other income, net, for the year ended December 31, 2015 was $4.0 million, an increase of $0.3 million compared to the year ended December 31, 2014, primarily as a result of earnings recognized from Babcock DynCorp Limited ("Babcock"), sublease income, and gains/losses from asset dispositions.
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

Results by Segment
The following tables set forth the revenue, both in dollars and as a percentage of our consolidated revenue, operating income (loss) and operating margin for our operating segments for the years ended December 31, 2016, December 31, 2015, and December 31, 2014. See Note 11 to the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion.

	For the years ended
	December 31, 2016		December 31, 2015		December 31, 2014

(Amounts in thousands)	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue
AELS	$585,200	31.9%	$545,909	28.4%	$431,424	19.2%
AOLC	617,282	33.6%	730,153	38.0%	772,993	34.3%
DynLogistics	633,646	34.5%	647,142	33.6%	1,045,200	46.4%
Headquarters / Other (1)	26	—%	(27)	—%	2,692	0.1%
Consolidated revenue	$1,836,154	100.0%	$1,923,177	100.0%	$2,252,309	100.0%

	Operating (Loss) Income	(Loss) Profit Margin	Operating (Loss) Income	(Loss) Profit Margin	Operating (Loss) Income	(Loss) Profit Margin
AELS	$(19,213)	(3.3)%	$(97,400)	(17.8)%	$(95,197)	(22.1)%
AOLC	49,334	8.0%	28,160	3.9%	33,696	4.4%
DynLogistics	70,402	11.1%	42,496	6.6%	(67,097)	(6.4)%
Headquarters / Other (2)	(75,836)		(47,975)		(91,348)
Consolidated operating income / (loss)	$24,687		$(74,719)		$(219,946)

(1)	Represents revenue earned on shared service arrangements for general and administrative services provided to unconsolidated joint ventures and elimination of intercompany items between segments.

(2)
Headquarters operating loss primarily relates to amortization of intangible assets and other costs that are not allocated to segments and are not billable to our U.S. government customers, Global Advisory Group costs and costs associated with the Refinancing Transactions, partially offset by equity method investee income.

Results by Segment 2016 vs 2015
AELS
Revenue of $585.2 million increased $39.3 million, or 7.2%, for the year ended December 31, 2016 compared to the year ended December 31, 2015. The change was primarily as a result of increased content from T-6 Contractor Operated and Maintained Base Supply ("T-6 COMBS"), T-34, T-44/T-6 ("CLS") and Naval Aviation Warfighting Development Center ("NAWDC") contracts. The increase in revenue was partially offset by the completion of the Sheppard Air Force Base ("Sheppard AFB") contract. We expect our calendar year 2017 revenue for the AELS segment to continue to hold in line with our calendar year 2016 revenue.
Operating loss of $19.2 million for the year ended December 31, 2016 as compared to $97.4 million for the year ended December 31, 2015 was primarily a result of continued awards of incentive fees on a U.S. Navy contract partially offset by additional contract loss charges on a U.S. Air Force contract. The operating loss for the year ended December 31, 2015 was primarily due to the goodwill impairment charge of $86.8 million on our goodwill, the completion of contracts that historically commanded higher margins and a contract loss accrual on a U.S. Navy program.
AOLC
Revenue of $617.3 million decreased $112.9 million, or (15.5)%, for the year ended December 31, 2016 compared to the year ended December 31, 2015. The decrease in revenue was due to lower content on the INL Air Wing and Multi Sensor Aerial Intelligence Surveillance and Reconnaissance Operations and Sustainment programs and the completion of certain Middle East contracts. The decrease in revenue was partially offset by new business from the Saudi Arabian National Guard ("SANG") contract and increased content from the Theater Aviation Sustainment Manager - OCONUS ("TASM-O") contract. Challenges to future revenue growth as a result of an increasingly competitive environment and delays in government procurement processes could result in continued declines in calendar year 2017 revenue for the AOLC segment.
Operating income was $49.3 million for the year ended December 31, 2016 as compared $28.2 million for the year ended December 31, 2015. Operating income for the year ended December 31, 2016 was primarily due to the strong performance of the INL Air Wing and the Regional Aviation Sustainment Maintenance ("RASM-W") contracts, as well as the MD530 subcontract, and a multi-party settlement agreement that resolves underwriters litigation in which we will recoup $5.0 million of legal expenses.

Operating income for the year ended December 31, 2015 was primarily due to the performance of the INL Air Wing and F2AST contracts, partially offset by operating losses at our Heliworks subsidiary and the completion of certain higher margin contracts.
DynLogistics
Revenue of $633.6 million decreased $13.5 million, or (2.1)%, for the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily as a result of reductions in manning, materials and other direct costs under the Afghan AOR task order and completion of the Kuwait task orders under the LOGCAP IV program and the completion of certain other contracts. This decline was partially offset by the new ALiSS contract and the new contract from the U.S. Army Contracting Command to provide technical support services to the Iraqi Army in Taji. We expect our calendar year 2017 revenue for the DynLogistics segment to exceed our calendar year 2016 revenue due to our recent contract awards despite the decline in the efforts in Afghanistan and the continued near term pressure on U.S. defense budgets.
Operating income of $70.4 million for the year ended December 31, 2016 as compared to $42.5 million for the year ended December 31, 2015 was primarily due to a favorable contract settlements on a legacy program, productivity gains on certain fixed-price contracts, partially offset by the decline in revenue discussed above. Operating income of $42.5 million for the year ended December 31, 2015 was primarily due to the definitization of cost and fee on certain legacy programs and the execution of an agreement to end our LOGCAP IV collaborative fee sharing arrangement.
Results by Segment 2015 vs 2014
AELS
Revenue of $545.9 million increased $114.5 million, or 26.5%, for the year ended December 31, 2015 compared to the year ended December 31, 2014. The change was primarily as a result of increased content from T-6 COMBS and Sheppard AFB (prior to the completion of that contract), new business from NAWDC and T-34/T-44/T-6 and continued organic growth in our Advanced Military Maintenance, Repair and Overhaul Center ("AMMROC”) contract. The increase in revenue was partially offset by the completion of C20 and C21 programs and certain task orders under the Contract Field Teams ("CFT") program.
Operating loss was $97.4 million for the year ended December 31, 2015 as compared to $95.2 million for the year ended December 31, 2014. The operating loss for the year ended December 31, 2015 was primarily due to the goodwill impairment charge of $86.8 million on our goodwill, the completion of contracts that historically commanded higher margins and contract losses on new U.S. Navy programs. The operating loss for the year ended December 31, 2014 was primarily as a result of the goodwill impairment charge of $62.2 million on our goodwill and an additional contract loss recorded on a U.S. Air Force contract related to a contract dispute.
AOLC
Revenue of $730.2 million decreased $42.8 million, or 5.5%, for the year ended December 31, 2015 compared to the year ended December 31, 2014. The decrease in revenue was due to lower content on the INL Air Wing program and the completion of the CNTPO program. The decrease in revenue was partially offset by increased content from Theater Aviation Sustainment Manager - OCONUS ("TASM-O") and MD530 subcontracts, new business from the F2AST contract and continued organic growth in our Middle East contracts and the Saudi Arabian National Guard ("SANG") contract.
Operating income of $28.2 million for the year ended December 31, 2015 as compared to $33.7 million for the year ended December 31, 2014 was primarily due to the performance of the INL Air Wing and F2AST contracts, partially offset by operating losses at our Heliworks subsidiary and the completion of certain higher margins contracts. The operating income for the year ended December 31, 2014 was primarily due to the performance of the INL Air Wing contract, partially offset by the impairment charge of $12.0 million on our goodwill.
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
Operating income of $42.5 million for the year ended December 31, 2015 as compared to an operating loss of $67.1 million for the year ended December 31, 2014 was primarily due to the goodwill impairment charge of $90.7 million during the year ended December 31, 2014, the definitization of cost and fee on certain legacy programs in 2015 and the execution of an agreement to end our LOGCAP IV collaborative fee sharing arrangement.

LIQUIDITY AND CAPITAL RESOURCES
On April 30, 2016, we executed Amendment No. 5 to the Senior Credit Facility, which provided for the New Senior Credit Facility that became effective on June 15, 2016 upon the satisfaction of certain conditions, including the consummation of the Exchange Offer and the other Refinancing Transactions. Cash generated by operations and borrowings available under our New Senior Credit Facility are our primary sources of short-term liquidity. See Note 7 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion of our New Senior Credit Facility.
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
As further described in Note 7 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, the New Senior Credit Facility contains a provision that would result in all outstanding principal under the New Term Loan and the class B revolving facility maturing on May 8, 2017 if by May 8, 2017, all of the outstanding Senior Unsecured Notes have not been extended to a date that is on or after October 6, 2020, or paid in full with the proceeds of new equity, capital contributions or new unsecured debt that is expressly subordinated to the New Senior Credit Facility. We received the Support Letter from Cerberus committing to fund the New Cerberus Financing. We have therefore sent a notice of redemption to the holders of the Senior Unsecured Notes for a redemption of all of the remaining Senior Unsecured Notes on April 24, 2017, conditioned on the receipt of the proceeds of the New Cerberus Financing or other equity and/or debt financings and/or capital contributions. Since Cerberus has agreed to provide the New Cerberus Financing irrevocably and unconditionally except in the limited circumstances of the Material Adverse Change Condition, the Company expects to complete the redemption before May 8, 2017.
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
Management believes Days Sales Outstanding ("DSO") is an appropriate way to measure our billing and collections effectiveness. DSO measures the efficiency in collecting our receivables as of the period end date and is calculated based on average daily revenue for the most recent quarter and accounts receivable, net of customer advances, as of the balance sheet date. As of December 31, 2016 and December 31, 2015, DSO was 56 days compared to 73 days, as we continued to focus on managing our customer payment cycles. We expect cash to continue to be impacted by operational working capital needs, potential acquisitions and interest payments on our indebtedness.
Cash Flow Analysis
The following table sets forth cash flow data for the periods indicated therein:

	For the years ended
(Amounts in thousands)	December 31, 2016	December 31, 2015	December 31, 2014
Net cash provided by operating activities	$41,153	$19,572	$25,377
Net cash used in investing activities	(16,940)	(2,735)	(4,674)
Net cash used in financing activities	(14,777)	(2,059)	(97,544)

Cash Flows - December 31, 2016 vs December 31, 2015
Operating Activities
Cash provided by operating activities during the year ended December 31, 2016 was $41.2 million as compared to $19.6 million during the year ended December 31, 2015. Cash provided by operations for the year ended December 31, 2016 was primarily due to our net loss and changes in working capital, driven by a reduction in accounts receivable attributable to our DSO of 56 days partially offset by a reduction in accounts payable and accrued expense. Cash provided by operations for the year ended December 31, 2015 was impacted by our net loss position, excluding the impact of non-cash impairments, and our change in working capital.
 Investing Activities
Cash used in investing activities during the year ended December 31, 2016 was $16.9 million as compared to $2.7 million during the year ended December 31, 2015. Cash used in investing activities during the year ended December 31, 2016 was primarily due to restricted cash proceeds received from the Cerberus 3L Notes restricted to pay fees and expenses related to the Company's Global Advisory Group, purchases of capital assets and contributions to GLS. Cash used in investing activities during the year ended December 31, 2015 was primarily due to the purchases of capital assets and contributions to GLS partially offset by returns of capital from our Babcock joint venture.
Financing Activities
Cash used in financing activities during the year ended December 31, 2016 was $14.8 million compared to $2.1 million during the year ended December 31, 2015. Cash used in financing activities during the year ended December 31, 2016 was primarily the result of the completion of the Refinancing Transactions. Cash used in financing activities during the year ended December 31, 2015 was primarily the result of payments related to financed insurance.
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

Financing
Debt consisted of the following:

	As of December 31, 2016
(Amounts in thousands)	Carrying Amount	Original Issue Discount on Term Loan	Deferred Financing Costs, Net	Carrying Amount less Original Issue Discount on Term Loan and Deferred Financing Costs, Net
10.375% senior unsecured notes	$39,319	$—	$—	$39,319
11.875% senior secured second lien notes	373,385	—	(1,581)	371,804
Term loan	207,400	(12,570)	(4,248)	190,582
Cerberus 3L notes	30,831	—	(80)	30,751
Total indebtedness	650,935	(12,570)	(5,909)	632,456
Less current portion of long-term debt	(64,433)	1,364	226	(62,843)
Total long-term debt	$586,502	$(11,206)	$(5,683)	$569,613

	As of December 31, 2015
(Amounts in thousands)	Carrying Amount	Deferred Financing Costs, Net	Carrying Amount less Deferred Financing Costs, Net
10.375% senior unsecured notes	$455,000	$(2,835)	$452,165
Term loan	187,272	(2,406)	184,866
Total indebtedness	642,272	(5,241)	637,031
Less current portion of long-term debt	(187,272)	2,406	(184,866)
Total long-term debt	$455,000	$(2,835)	$452,165
On April 30, 2016, we entered into the Amendment No. 5 to the Senior Credit Facility, which provided for the New Senior Credit Facility upon the satisfaction of certain conditions. On June 15, 2016, the New Senior Credit Facility became effective. The New Senior Credit Facility is secured by substantially all of our assets and is guaranteed by substantially all of our subsidiaries. Pursuant to the terms of the New Senior Credit Facility, among other things, the maturity of certain of the revolving credit commitments was extended into the class B revolving facility and certain lenders provided the New Term Loan, the proceeds of which were used to repay the existing term loans under the Senior Credit Facility in full. On August 22, 2016, we entered into Amendment No. 6 to the credit agreement governing the New Senior Credit Facility, which made certain technical amendments to the reporting covenant agreed to in Amendment No. 5. As amended, the covenant permits the Company’s annual financial statements to include a report from its independent registered public accounting firm with a qualification as to the Company’s ability to continue as a going concern for the fiscal year ending December 31, 2016 that relates solely to the maturity of the Senior Unsecured Notes, the New Term Loan and/or the class B revolving facility.
As of December 31, 2016, the New Senior Credit Facility provided for the following:

•	a $207.4 million New Term Loan;

•	the Amended Revolver, consisting of the $85.8 million class B revolving commitments; and

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
As of December 31, 2016 and December 31, 2015, the available borrowing capacity under the New Senior Credit Facility and the Senior Credit Facility was approximately $48.0 and $102.2 million, respectively, and included $37.8 million and $42.6 million, respectively, in issued letters of credit. As of December 31, 2016 and December 31, 2015 there were no amounts borrowed under the Amended Revolver and Revolver, respectively. Amounts borrowed under the Amended Revolver and Revolver are used to fund operations. The class B revolving facility and the New Term Loan mature on July 7, 2019 and July 7, 2020, respectively. See Note 7 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion of potential maturity date acceleration.
We incur quarterly interest payments on both the New Term Loan and the Amended Revolver comprised of (i) interest for New Term Loan and Amended Revolver borrowings, (ii) letter of credit commitments and (iii) unused commitment fees. See Note 7 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information related to the Senior Credit Facility and New Senior Credit Facility.
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
Interest on the New Notes accrues at the rate of 11.875% per annum, comprised of 10.375% per annum in cash and 1.500% per annum payable in kind (“PIK,” and such interest “PIK Interest”). The cash portion of the interest on the New Notes is payable in cash and the PIK Interest on the New Notes is payable in kind, each semi-annually in arrears on January 1 and July 1, commencing on July 1, 2016. See Note 7 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information related to the New Notes.
The weighted-average interest rate as of December 31, 2016 and December 31, 2015 for our debt, excluding the Cerberus 3L Notes, was 10.4% and 9.2%, respectively, excluding the impact of deferred financing fees. There were no interest rate hedges in place during the years ended December 31, 2016 and December 31, 2015.
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
We closely evaluate our expected ability to remain in compliance with our financial maintenance covenants. Based on our current projections, we believe we will be compliant with our financial maintenance covenants for the next twelve months. As of December 31, 2016 and December 31, 2015, we were in compliance with our financial maintenance covenants under the New Senior Credit Facility and the Senior Credit Facility, respectively.

Contractual Commitments
The following table represents our contractual commitments associated with our debt and other obligations as of December 31, 2016:

	Calendar Years (1)
(Amounts in thousands)	2017	2018	2019	2020	2021	Thereafter	Total
10.375% senior unsecured notes (2)	$39,319	$—	$—	$—	$—	$—	$39,319
11.875% senior secured second lien notes (3)	—	—	—	399,357	—	—	399,357
Term loan (4)	25,114	22,500	—	159,786	—	—	207,400
Cerberus 3L notes (5)	—	—	—	—	—	49,663	49,663
Interest on indebtedness (6)	57,847	53,460	53,140	44,096	—	—	208,543
Operating leases (7)	17,866	10,329	5,744	4,636	2,807	7,489	48,871
Liability on uncertain tax positions (8)	—	—	—	3,293	—	—	3,293
Total contractual obligations	$140,146	$86,289	$58,884	$611,168	$2,807	$57,152	$956,446

(1)	As of December 31, 2016, there were no amounts outstanding under our Amended Revolver.

(2)
Under the credit agreement governing the New Senior Credit Facility, the Indenture governing the New Notes and the Third Lien Credit Agreement, the $39.3 million principal amount to be repaid on the remaining Senior Unsecured Notes may only be paid with the proceeds of new equity, capital contributions or new unsecured debt. sent a notice of redemption to the holders of the Senior Unsecured Notes for a redemption of all of the remaining Senior Unsecured Notes on April 24, 2017, conditioned on the receipt of the proceeds of the New Cerberus Financing or other equity and/or debt financings and/or capital contributions. Since Cerberus has agreed to provide the New Cerberus Financing irrevocably and unconditionally except in the limited circumstances of the Material Adverse Change Condition, the Company expects to complete the redemption before May 8, 2017.

(3)	Amount includes principal balance of $373.4 million as of December 31, 2016 and payable in kind interest to be accumulated as of maturity date.

(4)
Under the New Senior Credit Facility, we are required to make an excess cash flow payment on our Term Loan of $25.1 million on or prior to April 5, 2017 and a principal payment $22.5 million on our prior to June 15, 2018 (which amount may be reduced as a result of the application of certain prepayments, including excess cash flow payments, similar to the $22.5 million principal payment for June 15, 2017 that is not required as a result of the excess cash flow payment due on or prior to April 5, 2017). Amounts above for calendar years other than 2017 exclude mandatory principal payments due to excess cash flow requirements. See Note 7 to the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion of the payments.

(5)	Amount includes principal balance of $30.8 million as of December 31, 2016 and payable in kind interest to be accumulated as of maturity date.

(6)
Based on our current debt structure, interest expense was calculated using interest rates of: (i) 10.375% for our Senior Unsecured Notes, (ii) 11.875% on the New Notes comprised of 10.375% per annum in cash and 1.500% per annum payable in kind, (iii) 7.75% for our New Term Loan, (iv) 5.75% for our Letters of Credit currently outstanding and (v) 0.50% for the unused borrowing capacity available under our Amended Revolver.

(7)	For additional information about our operating leases, see Note 8 to the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(8)
Represents the estimated payments related to the unrecognized tax benefits for the respective year. See Note 4 to the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion.

Non-GAAP Measures
We define EBITDA as GAAP net loss attributable to Delta Tucker Holdings, Inc. adjusted for interest expense, taxes and depreciation and amortization. Adjusted EBITDA is calculated by adjusting EBITDA for the items described in the table below. We use EBITDA and Adjusted EBITDA as supplemental measures in the evaluation of our business and believe that EBITDA and Adjusted EBITDA provide a meaningful measure of operational performance on a consolidated basis because it eliminates the effects of period to period changes in taxes, costs associated with capital investments and interest expense and is consistent with one of the measures we use to evaluate management’s performance for incentive compensation. In addition, all adjustments to arrive at Adjusted EBITDA as presented in the table below correspond to the definition of Consolidated EBITDA used in the New Senior Credit Facility and/or the definition of EBITDA used in the Indenture governing the New Notes to test the permissibility of certain types of transactions, including debt incurrence. Neither EBITDA nor Adjusted EBITDA is a financial measure calculated in accordance with GAAP. Accordingly, they should not be considered in isolation or as substitutes for net loss attributable to Delta Tucker Holdings, Inc. or other financial measures prepared in accordance with GAAP.
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

Delta Tucker Holdings, Inc. Credit Agreement Adjusted EBITDA Calculation

	For the years ended
(Amount in thousands)	December 31, 2016	December 31, 2015	December 31, 2014
Net loss attributable to Delta Tucker Holdings, Inc.	$(54,064)	$(132,602)	$(269,780)
Provision (benefit) for income tax	10,138	(8,672)	(20,570)
Interest expense, net of interest income	72,149	68,714	70,562
Depreciation and amortization(1)	35,954	37,254	49,707
EBITDA	64,177	(35,306)	(170,081)
Certain income/expense or gain/loss adjustments per our credit agreements (2)	9,561	119,406	255,613
Employee share based compensation, severance, relocation and retention expense (3)	1,756	7,026	9,531
Cerberus fees (4)	3,053	4,062	2,415
Global Advisory Group expenses (5)	23,057	—	—
Annualized operational efficiencies (6)	—	2,094	8,828
Other (7)	(581)	(1,139)	2,710
Adjusted EBITDA	$101,023	$96,143	$109,016

(1)
Includes certain depreciation and amortization amounts which are classified as Cost of services in the consolidated statements of operations of Delta Tucker Holdings, Inc. included elsewhere in this Annual Report on Form 10-K.

(2)
Includes the $1.8 million impairment of investment in affiliates and certain costs associated with the Refinancing Transactions in 2016, $86.8 million impairment of goodwill and the impairment of certain intangibles, indefinite-lived tradename and assets held for sale of $9.9 million in 2015, as well as certain unusual income and expense items, as defined in the Indenture and New Senior Credit Facility.

(3)	Includes post-employment benefit expense related to severance in accordance with ASC 712 - Compensation, relocation expenses, retention expense and share based compensation expense.

(4)	Includes Cerberus Operations and Advisory Company expenses, net of recovery.

(5)
Reflects Global Advisory Group cost incurred during the year ended December 31, 2016 which we are able to add back to Adjusted EBITDA under the Indenture and New Senior Credit Facility in an aggregate amount up to a total of $30 million.

(6)
Represents a defined EBITDA adjustment under the Indenture and Senior Credit Facility for the amount of cost savings, operating expense reductions and synergies projected as a result of specified actions taken or with respect to which substantial steps have been taken during the period. Per the Indenture and New Senior Credit Facility, annualized operational efficiencies are no longer defined as EBITDA adjustments as of the year ended December 31, 2016.

(7)	Includes changes due to fluctuations in foreign exchange rates, earnings from affiliates not received in cash, costs incurred pursuant to ASC 805 - Business Combination and other immaterial items.

Off-Balance Sheet Arrangements
As of December 31, 2016, we did not have any material off-balance sheet arrangements as defined under SEC rules.
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
Impairment losses for indefinite-lived intangible assets are recognized whenever the estimated fair value is less than the carrying value. Fair values are calculated for trademarks using a "relief from royalty" method, which estimates the fair value of a trademark by determining the present value of estimated royalty payments that are avoided as a result of owning the trademark. This method includes judgmental assumptions about revenue growth, an appropriate royalty rate, and discount rates that have a significant impact on the fair value and are substantially consistent with the assumptions used to determine the fair value of our reporting units discussed above. As of December 31, 2016, the fair value of our remaining reporting units is substantially in excess of the carrying value of each of the remaining reporting units.
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
As of December 31, 2016, we had 68.1% of our debt at a fixed rate and 31.9% at a variable rate. Our 10.375% Senior Unsecured Notes, which had an aggregate principal amount of $39.3 million and $455 million outstanding as of December 31, 2016 and December 31, 2015, respectively, and our 11.875% senior secured second lien New Notes and Cerberus 3L Notes, which had an aggregate principal amount of $373.4 million and $30.8 million, respectively, outstanding as of December 31, 2016, represent our fixed rate debt.
Our New Term Loan and Amended Revolver represent our variable rate debt. As of December 31, 2016 and December 31, 2015, the balance of our New Term Loan and Term Loan was $207.4 million and $187.3 million, respectively, and we had no borrowings under the Amended Revolver and the Revolver. Borrowings under our variable rate debt bear interest, based on our option, at a rate per annum equal to LIBOR plus the applicable rate or the Base Rate plus the applicable rate. As of December 31, 2016, both the New Term Loan and the Amended Revolver have an interest rate floor of 1.75% for LIBOR borrowings and 2.75% for Base Rate borrowings. The New Term Loan bears interest, based on our option, equal to either the Base Rate or the Eurocurrency Rate, in each case, plus (i) 5.00% in the case of Base Rate loans and (ii) 6.00% in the case of Eurocurrency Rate loans. The New Term Loan interest rate at December 31, 2016 was made up of a 6.00% applicable rate plus a 1.75% floor totaling 7.75%. The interest rate per annum applicable to the class B revolving loans bear interest, based on our option, equal to either a Base Rate or a Eurocurrency Rate plus (i) a range of 4.50% to 5.00% based on the First Lien Secured Leverage Ratio in the case of Base Rate loans and (ii) a range of 5.50% to 6.00% based on the First Lien Secured Leverage Ratio in the case of Eurocurrency Rate loans. Under the New Senior Credit Facility, if LIBOR increases over 1.75% and we continue to have no outstanding Revolver borrowings, each 25 basis point increase would result in $0.5 million in additional interest expense annually.
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
Foreign Currency Exchange Rate Risk
We are exposed to changes in foreign currency rates. At present, we do not utilize any derivative instruments to manage risk associated with foreign currency exchange rate fluctuations. The functional currency of certain foreign operations is the local currency. Accordingly, these foreign entities translate assets and liabilities from their local currencies to U.S. dollars using year-end exchange rates, while income and expense accounts are translated at the average rates in effect during the year. The resulting translation adjustment is recorded in Accumulated other comprehensive loss. Our foreign currency transactional gains and losses were not material for the years ended December 31, 2016 and December 31, 2015, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholder of
Delta Tucker Holdings, Inc.
McLean, Virginia

We have audited the accompanying consolidated balance sheets of Delta Tucker Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Delta Tucker Holdings, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Fort Worth, Texas
March 29, 2017

DELTA TUCKER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended
	December 31, 2016	December 31, 2015	December 31, 2014
(Amounts in thousands)
Revenue	$1,836,154	$1,923,177	$2,252,309
Cost of services	(1,636,331)	(1,721,679)	(2,072,865)
Selling, general and administrative expenses	(139,531)	(144,675)	(146,881)
Depreciation and amortization expense	(34,889)	(34,986)	(48,582)
Earnings from equity method investees	1,066	140	10,077
Impairment of goodwill, intangibles and long lived assets	(1,782)	(96,696)	(214,004)
Operating income (loss)	24,687	(74,719)	(219,946)
Interest expense	(72,361)	(68,824)	(70,783)
Loss on early extinguishment of debt	(328)	—	(1,362)
Interest income	212	110	221
Other income, net	4,935	3,968	3,680
Loss before income taxes	(42,855)	(139,465)	(288,190)
(Provision) benefit for income taxes	(10,138)	8,672	20,570
Net loss	(52,993)	(130,793)	(267,620)
Noncontrolling interests	(1,071)	(1,809)	(2,160)
Net loss attributable to Delta Tucker Holdings, Inc.	$(54,064)	$(132,602)	$(269,780)
See notes to consolidated financial statements

DELTA TUCKER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the years ended
	December 31, 2016	December 31, 2015	December 31, 2014
(Amounts in thousands)
Net loss	$(52,993)	$(130,793)	$(267,620)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(233)	(122)	(131)
Other comprehensive loss, before tax	(233)	(122)	(131)
Income tax benefit related to items of other comprehensive loss	83	43	47
Other comprehensive loss	(150)	(79)	(84)
Comprehensive loss	(53,143)	(130,872)	(267,704)
Comprehensive loss attributable to noncontrolling interests	(1,071)	(1,809)	(2,160)
Comprehensive loss attributable to Delta Tucker Holdings, Inc.	$(54,214)	$(132,681)	$(269,864)
See notes to consolidated financial statements

DELTA TUCKER HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	As of
	December 31, 2016	December 31, 2015
(Amounts in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$118,218	$108,782
Restricted cash	7,664	721
Accounts receivable, net of allowances of $17,189 and $16,283, respectively	300,255	386,097
Prepaid expenses and other current assets	65,694	55,683
Assets held for sale	—	7,913
Total current assets	491,831	559,196
Property and equipment, net	16,636	15,694
Goodwill	42,093	42,093
Tradenames, net	28,536	28,536
Other intangibles, net	84,069	113,479
Long-term deferred taxes	—	13,364
Other assets, net	13,372	12,327
Total assets	$676,537	$784,689
LIABILITIES
Current liabilities:
Current portion of long-term debt	$62,843	$184,866
Accounts payable	69,742	90,610
Accrued payroll and employee costs	95,580	100,681
Deferred income taxes	—	27,334
Accrued liabilities	104,078	114,718
Liabilities held for sale	—	784
Income taxes payable	9,303	8,130
Total current liabilities	341,546	527,123
Long-term debt	569,613	452,165
Long-term deferred taxes	14,825	—
Other long-term liabilities	12,490	13,571
Total liabilities	938,474	992,859
DEFICIT
Common stock, $0.01 par value – 1,000 shares authorized and 100 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively.	—	—
Additional paid-in capital	555,163	554,379
Accumulated deficit	(822,045)	(767,981)
Accumulated other comprehensive loss	(510)	(360)
Total deficit attributable to Delta Tucker Holdings, Inc.	(267,392)	(213,962)
Noncontrolling interests	5,455	5,792
Total deficit	(261,937)	(208,170)

Total liabilities and deficit	$676,537	$784,689
See notes to consolidated financial statements

DELTA TUCKER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended
	December 31, 2016	December 31, 2015	December 31, 2014
(Amounts in thousands)
Cash flows from operating activities
Net loss	$(52,993)	$(130,793)	$(267,620)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	35,954	37,254	49,707
Amortization of deferred loan costs and original issue discount	5,951	6,534	6,129
Allowance for losses on accounts receivable	1,751	(814)	3,182
Loss on early extinguishment of debt	328	—	1,362
Impairment of goodwill, intangibles and long-lived assets	1,782	96,696	214,004
Earnings from equity method investees	(1,088)	(3,979)	(12,368)
Distributions from equity method investees	1,020	2,565	9,739
Deferred income taxes	855	(11,811)	(22,650)
Share based compensation	86	379	3,184
Other	746	2,277	275
Changes in assets and liabilities:
Restricted cash	—	939	—
Accounts receivable	85,842	61,462	125,458
Prepaid expenses and other current assets	(6,012)	12,329	40,650
Accounts payable and accrued liabilities	(34,318)	(58,965)	(124,964)
Income taxes payable	1,249	5,499	(711)
Net cash provided by operating activities	41,153	19,572	25,377
Cash flows from investing activities
Purchase of property and equipment	(5,346)	(3,179)	(8,712)
Proceeds from sale of property and equipment	832	526	44
Purchase of software	(2,634)	(1,555)	(1,631)
Restriction on cash related to Cerberus 3L Notes	(6,943)	—	—
Return of capital from equity method investees	2,557	4,590	5,625
Contributions to equity method investees	(5,406)	(3,117)	—
Net cash used in investing activities	(16,940)	(2,735)	(4,674)
Cash flows from financing activities
Borrowings on revolving credit facilities	18,000	218,800	118,000
Payments on revolving credit facilities	(18,000)	(218,800)	(208,000)
Payments on senior secured credit facility	(187,272)	—	—
Borrowing under new senior credit facility	192,882	—	—
Borrowing under Cerberus 3L notes	30,000	—	—
Payment to bondholders for Exchange Offer	(45,000)	—	—
Payments of deferred financing cost	(4,998)	—	(1,740)
Borrowings under other financing arrangements	—	—	20,214
Payments under other financing arrangements	—	(2,055)	(24,321)
Equity contribution from affiliates of Cerberus	550	1,000	—
Payment of dividends to noncontrolling interests	(939)	(1,004)	(1,697)
Net cash used in financing activities	(14,777)	(2,059)	(97,544)
Net increase (decrease) in cash and cash equivalents	9,436	14,778	(76,841)
Cash and cash equivalents, beginning of period	108,782	94,004	170,845
Cash and cash equivalents, end of period	$118,218	$108,782	$94,004
Income taxes paid, net of receipts	$(7,810)	$(2,718)	$(4,601)
Interest paid	$(61,213)	$(62,025)	$(65,045)
See notes to consolidated financial statements

DELTA TUCKER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

(Amounts in thousands)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity (Deficit) Attributable to Delta Tucker Holdings, Inc.	Noncontrolling Interests	Total Equity (Deficit)
Balance at December 31, 2013	—	$—	$549,581	$(365,599)	$(197)	$183,785	$5,875	$189,660
Share based compensation, net	—	—	3,184	—	—	3,184	—	3,184
Comprehensive loss attributable to Delta Tucker Holdings, Inc.	—	—	—	(269,780)	(84)	(269,864)	2,160	(267,704)
DIFZ financing, net of tax	—	—	129	—	—	129	—	129
Dividends declared to noncontrolling interest	—	—	—	—	—	—	(2,546)	(2,546)
Balance at December 31, 2014	—	$—	$552,894	$(635,379)	$(281)	$(82,766)	$5,489	$(77,277)
Share based compensation, net	—	—	379	—	—	379	—	379
Comprehensive loss attributable to Delta Tucker Holdings, Inc.	—	—	—	(132,602)	(79)	(132,681)	1,809	(130,872)
Capital contribution	—	—	1,000	—	—	1,000	—	1,000
DIFZ financing, net of tax	—	—	106	—	—	106	—	106
Dividends declared to noncontrolling interest	—	—	—	—	—	—	(1,506)	(1,506)
Balance at December 31, 2015	—	$—	$554,379	$(767,981)	$(360)	$(213,962)	$5,792	$(208,170)
Share based compensation, net	—	—	86	—	—	86	—	86
Comprehensive loss attributable to Delta Tucker Holdings, Inc.	—	—	—	(54,064)	(150)	(54,214)	1,071	(53,143)
Capital contribution	—	—	550			550	—	550
DIFZ financing, net of tax	—	—	148	—	—	148	—	148
Dividends declared to noncontrolling interest	—	—	—	—	—	—	(1,408)	(1,408)
Balance at December 31, 2016	—	$—	$555,163	$(822,045)	$(510)	$(267,392)	$5,455	$(261,937)
See notes to consolidated financial statements

DELTA TUCKER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2016, December 31, 2015 and December 31, 2014

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
Pending Debt Maturities
As described further in Note 7, the credit agreement governing the New Senior Credit Facility contains a provision that would result in all outstanding principal under the New Term Loan and the class B revolving facility maturing on May 8, 2017 if by May 8, 2017 all of the outstanding principal of the Senior Unsecured Notes has not been extended to a date that is on or after October 6, 2020, or all of the outstanding principal and accrued and unpaid interest of the Senior Unsecured Notes have not been paid in full with the proceeds of new equity, capital contributions or new unsecured debt that is expressly subordinated to the New Senior Credit Facility.
The Company has received a support letter from Cerberus (the “Support Letter”) committing to fund the redemption of all outstanding Senior Unsecured Notes on or before May 5, 2017 with the proceeds of new equity or capital contributions (the “New Cerberus Financing”). The Support Letter is irrevocable and unconditional, except in the limited circumstances of a material adverse change in the operations, liabilities or financial condition of DynCorp International and its subsidiaries, taken as a whole, as a result of pending or threatened claims, litigation or judgments between the date of the Support Letter and May 5, 2017 in excess of any accruals or reserves reflected in the Company’s audited financial statements as of December 31, 2016 (the “Material Adverse Change Condition”). We have therefore sent a notice of redemption to the holders of the Senior Unsecured Notes for a redemption of all of the remaining Senior Unsecured Notes on April 24, 2017, conditioned on the receipt of the proceeds of the New Cerberus Financing or other equity and/or debt financings and/or capital contributions. Since Cerberus has agreed to provide the New Cerberus Financing irrevocably and unconditionally except in the limited circumstances of the Material Adverse Change Condition, the Company expects to complete the redemption before May 8, 2017, in which case the maturity dates of the New Term Loan and the class B revolving facility would remain at July 7, 2020 and July 7, 2019, respectively, and not be accelerated.
Fiscal Year
The Company's quarterly periods end on the last Friday of the calendar quarter, except for the fourth quarter of the fiscal year, which ends on December 31. These financial statements reflect our financial results for the years ended December 31, 2016, December 31, 2015 and December 31, 2014.
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
The following table presents the aggregate gross favorable and unfavorable adjustments to loss before income taxes resulting from changes in contract estimates, for the years ended December 31, 2016, December 31, 2015 and December 31, 2014.

	For the years ended
	December 31, 2016	December 31, 2015	December 31, 2014
(Amounts in millions)
Gross favorable adjustments	$27.9	$29.2	$7.4
Gross unfavorable adjustments	(31.8)	(3.3)	(53.9)
Net adjustments	$(3.9)	$25.9	$(46.5)
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
In June 2016, we received $30 million in cash for the Cerberus 3L Notes under the Third Lien Credit Agreement. The proceeds are restricted to pay fees and expenses in support of or related to the Company's Global Advisory Group. As of December 31, 2016, the Company classified the restricted cash related to the Third Lien Credit Agreement as a current asset. The increase and decrease of restricted cash related to the Third Lien Credit Agreement are included as investing activities within our consolidated statement of cash flows. See Note 7 for further discussion.
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

Aircraft	5 years
Computers and related equipment	3 to 5 years
Leasehold improvements	Shorter of lease term or useful life
Office furniture and fixtures	2 to 10 years
Vehicles	2 to 10 years
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
Currency Translation
The assets and liabilities of our subsidiaries outside the U.S. that have a currency other than the U.S. dollar are translated into U.S. dollars at the rates of exchange in effect at the balance sheet dates. Results of operations and cash flow items for these subsidiaries are translated at the average exchange rates prevailing during the period. Gains and losses resulting from currency transactions and the re-measurement of the financial statements of U.S. functional currency foreign subsidiaries are recognized currently in Cost of services and Other income, net, respectively and those resulting from translation of financial statements are included in accumulated other comprehensive loss. Our foreign currency transactional gains and losses were not material for the calendar years ended December 31, 2016, December 31, 2015 and December 31, 2014.
Operating Segments
In October 2016, the Company amended its organizational structure. The Company’s previous two operating and reporting segments, DynAviation and DynLogistics, were re-aligned into three operating and reporting segments: Aviation Engineering, Logistics, and Sustainment ("AELS"), Aviation Operations and Life Cycle Management ("AOLC") and DynLogistics. Our chief operating decision maker, Chief Executive Officer Lewis Von Thaer, assesses performance and allocates resources based upon the separate financial information around the Company’s operating segments, which is comprised of numerous contracts.
Recently Adopted Accounting Standards
In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Topic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the financial statements are issued on both an interim and annual basis. If such conditions or events exist, an entity should disclose that there is substantial doubt about the entity’s ability to continue as a going concern for a period of one year following the date its financial statements are issued. Disclosure should include the principal conditions or events that raise substantial doubt, management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations, and management’s plans that are intended to alleviate those conditions or events. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and for interim reporting periods thereafter and early adopted is permitted. We adopted ASU 2014-15 as of December 31, 2016. The adoption of ASU 2014-15 did not have a material impact on our consolidated financial statements or disclosures.
In January 2015, the FASB issued Accounting Standards Update ("ASU") No. 2015-01, Income Statement-Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. ASU 2015-01 eliminates from GAAP the concept of extraordinary items. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, and may be applied either prospectively or retrospectively to all prior periods presented in the financial statements. We prospectively adopted ASU No. 2015-01 during the year ended December 31, 2016. The adoption of this guidance did not have a material impact on our consolidated financial statements.
In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU 2015-02 changes the consolidation guidance to address concerns of stakeholders that current accounting for certain legal entities might require a reporting entity to consolidate another legal entity in situations in which the reporting entity’s contractual rights do not give it the ability to act primarily on its own behalf, the reporting entity does not hold a majority of the legal entity’s voting rights, or the reporting entity is not exposed to a majority of the legal entity’s economic benefits or obligations. ASU 2015-02 will be effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. We retrospectively adopted ASU No. 2015-02 during the year ended December 31, 2016. The adoption of this standard did not have a material impact on our consolidated financial position, results of operations or cash flows.
In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires that deferred financing costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset, consistent with debt discounts. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update is effective for fiscal years beginning after December 15, 2015, and required retrospective application. We adopted ASU 2015-03 during the year ended December 31, 2016 and applied its provisions retrospectively. The adoption of ASU 2015-03 resulted in the reclassification of current deferred financing costs, net, of $2.4 million related to our term loan (the "Term Loan") under the Senior Credit Facility (as defined in Note 7) and revolving credit facility under the Senior Credit Facility (the "Revolver") from prepaid expenses and other current assets to the current portion of long-term debt and the reclassification of deferred financing costs, net, of $2.8 million related to our Senior Unsecured Notes from total other assets, net, to long-term debt within our Consolidated Balance Sheets as of December 31, 2015. Adoption of this standard did not impact the results of operations, retained earnings, or cash flows in the current or previous interim and annual reporting periods.
In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which eliminated the previous requirement to present deferred tax liabilities and assets as current and noncurrent amounts in a classified statement of financial position. Instead, entities will be required to classify all deferred tax assets and liabilities as noncurrent in a statement of financial position. This standard is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. We adopted and prospectively applied ASU No. 2015-17 during the year ended December 31, 2016. Prior periods were not retroactively adjusted. Adoption of this standard did not impact the results of operations, retained earnings, or cash flows in the current or previous interim and annual reporting periods.
In October 2016, the FASB issued ASU No. 2016-17, Consolidation (Topic 810): Interests held through Related Parties that are under Common Control, which alters how a decision maker needs to consider indirect interests in a variable interest entity held through an entity under common control and simplifies that analysis to require consideration of only an entity’s proportionate indirect interest in a VIE held through a common control party. ASU 2016-17 amends ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, adopted by the Company during the year ended December 31, 2016, which did not have a material impact upon the consolidated financial position, results of operations or cash flows. The Company adopted and applied ASU 2016-17 during the year ended December 31, 2016. The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.
Recently Issued Accounting Developments
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a single set of comprehensive principles for recognizing revenue under GAAP. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 by one year for all entities and permits early adoption on a limited basis. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). ASU 2016-08 clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. ASU 2016-10 clarifies the implementation guidance on identifying performance obligations. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. ASU 2016-12 clarifies the revenue recognition guidance regarding collectability, noncash consideration, presentation of sales tax and transition. These ASUs apply to all entities that enter into contracts with customers to transfer goods or services. These ASUs are effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, but not before interim and annual reporting periods beginning after December 15, 2016. Entities have the choice to apply these ASUs either retrospectively to each reporting period presented or by recognizing the cumulative effect of applying these standards at the date of initial application and not adjusting comparative information. We are currently evaluating both methods of adoption as well as the effect these standards will have on our consolidated financial statements.
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
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-18 clarifies the guidance on the cash flow classification and presentation of changes in restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash or restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flow. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017 and will be applied using a retrospective transition method to each period presented. Early adoption is permitted, including adoption in an interim period. We are currently evaluating the potential effects of the adoption of ASU 2016-18 on our consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill and consolidation. ASU 2017-01 is effective for annual and interim periods beginning after December 15, 2017, and early adoption is permitted. We are currently evaluating the potential effects of the adoption of ASU 2017-01 on our consolidated financial statements and related disclosures.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates Step 2 from the goodwill impairment test. ASU 2017-04 modifies the concept of goodwill impairment to represent the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill allocated to that reporting unit. ASU 2017-04 is effective for goodwill impairment testing for interim and annual periods beginning after December 15, 2019, and requires a prospective transition. Early adoption is permitted for interim and annual goodwill impairment tests performed after January 1, 2017. We are currently evaluating the potential effects of the adoption of ASU 2017-04 on our consolidated financial statements and related disclosures.
Other accounting standards updates effective after December 31, 2016 are not expected to have a material effect on our consolidated financial position or annual results of operations and cash flows.

Note 2 — Composition of Certain Financial Statement Captions
The following tables present financial information of certain consolidated balance sheet captions.
Prepaid expenses and other current assets

	As of
	December 31, 2016	December 31, 2015
(Amounts in thousands)
Prepaid expenses	$39,895	$30,985
Income tax refunds receivable	—	204
Inventories	18,451	14,776
Work-in-process inventory, net	164	1,733
Joint venture receivables	84	460
Other current assets	7,100	7,525
Total prepaid expenses and other current assets	$65,694	$55,683
Prepaid expenses include prepaid insurance, prepaid vendor deposits, and prepaid rent, none of which individually exceed 5% of current assets. The increase in prepaid expenses is primarily due to the timing of payments.
We value our inventory at lower of cost or market. Inventory increased from $14.8 million as of December 31, 2015 to $18.5 million as of December 31, 2016 in preparation of a pursuit of a U.S. Air Force contract. Work-in-process inventory includes equipment for vehicle modifications for specific customers, a significant portion of which were completed and delivered as of December 31, 2016 and other deferred costs related to certain contracts.
We adopted ASU 2015-03 during the year ended December 31, 2016 and applied its provisions retrospectively. The adoption of ASU 2015-03 resulted in the reclassification of current deferred financing costs, net, of $2.4 million related to our Term Loan and Revolver under our Senior Credit Facility from Prepaid expenses and other current assets to the current portion of long-term debt within its consolidated balance sheets as of December 31, 2015. See Note 7 for a tabular presentation of our deferred financing costs, net, classified by debt balance, as of December 31, 2016 and December 31, 2015. See Note 1 for further discussion.
Held for Sale Assets and Liabilities
During 2015, we took strategic actions to begin the sale of the remaining assets of Heliworks LLC ("Heliworks"). As of December 31, 2015, Assets held for sale of $7.9 million consisted primarily of accounts receivable, inventory, property and equipment, net, and intangible assets and Liabilities held for sale of $0.8 million consisted primarily of accounts payables and accruals. Since 2015 we took certain steps and sold certain assets, but at the end of the second quarter of 2016 we re-evaluated our Heliworks strategic plan and determined that the remaining assets could be utilized in support of our other contracts and therefore we will no longer pursue the sale of Heliworks. The remaining Heliworks assets and liabilities previously classified as held for sale as of December 31, 2015 were reclassified to the applicable asset and liability accounts stated above during the year ended December 31, 2016. As part of the reclassification, we recorded catch-up depreciation on any previously depreciable assets during the year ended December 31, 2016 totaling $0.3 million.

Property and equipment, net

	As of
	December 31, 2016	December 31, 2015
(Amounts in thousands)
Aircraft	$2,997	$1,723
Computers and related equipment	7,161	6,390
Leasehold improvements	20,934	18,847
Office furniture and fixtures	5,499	5,335
Vehicles	3,430	3,260
Gross property and equipment	40,021	35,555
Less accumulated depreciation	(23,385)	(19,861)
Total property and equipment, net	$16,636	$15,694
As of December 31, 2016 and December 31, 2015, Property and equipment, net, also included the accrual for property additions of $0.3 million and $0.3 million, respectively. Depreciation expense was $4.2 million, $5.8 million and $5.7 million for the years ended December 31, 2016, December 31, 2015 and December 31, 2014, respectively, including certain depreciation amounts classified as Cost of services. See Note 11 for additional discussion.
Other assets, net

	As of
	December 31, 2016	December 31, 2015
(Amounts in thousands)
Investment in affiliates	$7,825	$6,712
Palm promissory notes, long-term portion	2,034	2,079
Other	3,513	3,536
Total other assets, net	$13,372	$12,327
We adopted ASU 2015-03 during the year ended December 31, 2016 and applied its provisions retrospectively. The adoption of ASU 2015-03 resulted in the reclassification of deferred financing costs, net, of $2.8 million related to our Senior Unsecured Notes from Other assets, net, to Long-term debt within its consolidated balance sheets as of December 31, 2015. See Note 7 for a tabular presentation of our deferred financing costs, net, classified by debt balance, as of December 31, 2016 and December 31, 2015. See Note 1 for further discussion.
Investment in affiliates increased from $6.7 million as of December 31, 2015 to $7.8 million as of December 31, 2016 primarily due to contributions to GLS, partially offset by a $1.8 million impairment recorded against our investment in affiliates as of December 31, 2016, as our investment in GLS had a loss in value that was other than temporary.
Accrued payroll and employee costs

	As of
	December 31, 2016	December 31, 2015
(Amounts in thousands)
Wages, compensation and other benefits	$82,062	$85,216
Accrued vacation	12,462	14,433
Accrued contributions to employee benefit plans	1,056	1,032
Total accrued payroll and employee costs	$95,580	$100,681

Accrued liabilities

	As of
	December 31, 2016	December 31, 2015
(Amounts in thousands)
Customer liability	$20,762	$21,183
Accrued insurance	26,201	35,530
Accrued interest	25,807	24,370
Contract losses	10,912	15,718
Legal reserves	4,597	5,063
Subcontractor retention	250	1,646
Other	15,549	11,208
Total accrued liabilities	$104,078	$114,718
Customer liabilities represent amounts received from customers in excess of revenue recognized or for amounts due back to a customer. The decrease in accrued insurance is primarily due to the timing of payments and the closing of certain insurance policies with our carriers. Contract losses represent our best estimate of forward losses using currently available information and could change in future periods as new facts and circumstances emerge. Changes to the provision for contract losses are presented in Cost of services on our Consolidated Statement of Operations. Legal matters include reserves related to various lawsuits and claims that arise in the normal course of business. See Note 8 for further discussion. Other is comprised primarily of accrued rent and workers compensation related claims and other balances that are not individually material to the consolidated financial statements.
Other long-term liabilities
As of December 31, 2016 and December 31, 2015, Other long-term liabilities were $12.5 million and $13.6 million, respectively. Other long-term liabilities are primarily due to our long-term incentive bonus plan and nonqualified unfunded deferred compensation plan of $4.3 million and $4.4 million as of December 31, 2016 and December 31, 2015, respectively, and a long-term leasehold obligation related to our Tysons Corner facility in McLean, Virginia, of $3.3 million and $3.8 million as of December 31, 2016 and December 31, 2015, respectively. Other long-term liabilities also include an uncertain tax benefit of $3.3 million as of December 31, 2016 and December 31, 2015. See Note 4 for further discussion.
Note 3 — Goodwill, Other Intangible Assets and Long-Lived Assets
In October 2016, the Company amended its organizational structure to improve efficiencies within existing businesses, capitalize on new opportunities, continue international growth and expand commercial business. The Company’s two operating and reporting segments, DynAviation and DynLogistics, were re-aligned into three operating and reporting segments: AELS, AOLC and DynLogistics. Each operating and reportable segment is its own reporting unit. Of our three reporting units, only the DynLogistics reporting unit had a goodwill balance as of December 31, 2016 which we assess for potential goodwill impairment.
Prior to October 2016, we had two operating and reporting segments: DynAviation and DynLogistics. Our previous structure included five reporting units: two reporting units in DynAviation and three reporting units in DynLogistics. Of these five reporting units, only two DynLogistics reporting units had goodwill balances as of December 31, 2015.
We assess goodwill and other intangible assets with indefinite lives for impairment annually in the first month of the fourth quarter and when an event occurs or circumstances change that would suggest a triggering event. If a triggering event is identified, a step one assessment is performed to identify any possible impairment in the period in which the event is identified.
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
During our annual goodwill impairment test as of October 2016, we concluded that there were no triggering events identified in our remaining reporting units and the estimated fair values of each of our remaining reporting units substantially exceeded their respective carrying values. The projections for these reporting units include significant estimates related to new business opportunities which are the basis for the discount rate assumptions currently applied and we have assessed this risk as one of the variables in establishing the discount rate. If we are unsuccessful in obtaining these opportunities in 2017, a triggering event could be identified and a step one assessment would be performed to identify any possible goodwill impairment in the period in which the event is identified.
The fair value of the reporting units and the assets and liabilities identified in the impairment test were determined using the combination of the income approach and the market approach, which are Level 3 and Level 2 inputs, respectively. See Note 10 for further discussion of fair value. In calculating the fair value of the remaining reporting units, we used unobservable inputs and management judgment which are Level 3 fair value measurements. We used the following estimates and assumptions in the discounted cash flow analysis:

•	terminal value growth rates based on real rates of growth and inflationary growth;

•	terminal earnings before interest, taxes, depreciation and amortization ("EBITDA") margins, as a percentage of revenue reflecting forecasted EBITDA margins;

•	discount rates based on weighted-average cost of capital; and

•	assumptions regarding future capital expenditures.
The market approach analysis utilized observable level 2 inputs as it considered the inputs of other comparable companies.
The carrying amount of goodwill, by segment, was as follows:

(Amounts in thousands)	AELS	AOLC	DynLogistics	Total
Balance as of December 31, 2014	$86,795	$—	$42,093	$128,888
Impairment of goodwill	(86,795)		—	(86,795)
Balance as of December 31, 2015	—	—	42,093	42,093
Impairment of goodwill	—	—	—	—
Balance as of December 31, 2016	$—	$—	$42,093	$42,093
Since the Merger, accumulated goodwill impairment was $700.4 million as of December 31, 2016 and December 31, 2015. Since the Merger, AELS, AOLC and DynLogistics accumulated goodwill impairment was $149.0 million, $293.4 million and $197.9 million, respectively, for the years ended December 31, 2016 and December 31, 2015. Since the Merger, the former GLS segment accumulated goodwill impairment was $60.1 million, and is no longer considered a segment for the years ended December 31, 2016 and December 31, 2015.
The following tables provide information about changes relating to certain intangible assets:

	As of December 31, 2016
(Amounts in thousands, except years)	Weighted Average Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net
Other intangible assets:
Customer-related intangible assets	3.0	$252,615	$(172,242)	$80,373
Other
Finite-lived	1.0	14,238	(10,542)	3,696
Total other intangibles		$266,853	$(182,784)	$84,069

Tradenames:
Finite-lived	0.0	$869	$(869)	$—
Indefinite-lived		28,536	—	28,536
Total tradenames		$29,405	$(869)	$28,536

	As of December 31, 2015
(Amounts in thousands, except years)	Weighted Average Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Impairment	Transfer to Assets Held for Sale	Net
Other intangible assets:
Customer-related intangible assets	4.0	$252,615	$(142,020)	$—	$—	$110,595
Other
Finite-lived	0.7	13,325	(10,430)	—	(11)	2,884
Indefinite-lived		5,059	—	(5,059)	—	—
Total other intangibles		$270,999	$(152,450)	$(5,059)	$(11)	$113,479

Tradenames:
Finite-lived	0.0	$869	$(869)	$—	$—	$—
Indefinite-lived		28,700	—	(164)	—	28,536
Total tradenames		$29,569	$(869)	$(164)	$—	$28,536
Amortization expense for customer-related intangibles, other intangibles, and finite-lived tradenames was $31.8 million, $31.4 million and $44.0 million for the years ended December 31, 2016, December 31, 2015 and December 31, 2014, respectively. Other intangibles is primarily representative of our capitalized software which had a net carrying value of $3.7 million and $2.9 million as of December 31, 2016 and December 31, 2015, respectively.
During 2015, we took strategic actions to no longer utilize or maintain our FAA Part 135 certification and Commercial Aviation Review Board ("CARB") approval. As a result, a non-cash impairment charge of approximately $3.9 million was recorded during the year ended December 31, 2015 to fully impair the carrying value of the intangible asset. The impairment charge has been presented within the Impairment of goodwill, intangibles and long lived assets in the consolidated statement of operations for the year ended December 31, 2015. Further, Heliworks finite-lived intangible assets were classified as held for sale as of December 31, 2015.
During the year ended December 31, 2015, we concluded a triggering event had occurred when we obtained a letter of intent to sell the held for sale assets and liabilities of Heliworks. We assessed the fair market value of the Heliworks assets excluded from the letter of intent which included the FAA Part 145 certification indefinite-lived intangible asset and the Heliworks indefinite-lived tradename and concluded that the estimated fair value of each asset was less than its carrying value. As a result of our fair value assessment, we recognized a $1.1 million and $0.2 million impairment expense in year ended December 31, 2015, to fully impair the carrying value of the indefinite-lived intangible asset and the indefinite-lived tradename, respectively, which is included within the impairment of goodwill, intangibles and long lived assets within our consolidated statement of operations. We used unobservable inputs and management judgment, which are Level 3 fair value measurements, to determine that the fair value of the assets were zero since there are no expected future cash flows expected. At the end of the second quarter of 2016 we re-evaluated our Heliworks strategic plan and determined that the remaining assets could be utilized in support of our other contracts and therefore we will no longer pursue the sale of Heliworks.

The following table outlines an estimate of future amortization based upon the finite-lived intangible assets owned at December 31, 2016:

Amortization Expense (1)
Estimate for calendar year 2017	$29,524
Estimate for calendar year 2018	21,746
Estimate for calendar year 2019	21,506
Estimate for calendar year 2020	11,050
Estimate for calendar year 2021	243
Thereafter	—
(1)The future amortization is inclusive of the finite lived intangible-assets.

Note 4 — Income Taxes
The domestic and foreign components of Loss before income taxes are as follows:

	For the years ended
	December 31, 2016	December 31, 2015	December 31, 2014
(Amounts in thousands)
Domestic	$(45,100)	$(143,446)	$(286,799)
Foreign	2,245	3,981	(1,391)
Loss before income taxes	$(42,855)	$(139,465)	$(288,190)
The (Provision) benefit for income taxes consists of the following:

	For the years ended
	December 31, 2016	December 31, 2015	December 31, 2014
(Amounts in thousands)
Current portion:
Federal	$—	$—	$311
State	(775)	(550)	(800)
Foreign	(8,424)	(7,391)	(3,363)
	(9,199)	(7,941)	(3,852)
Deferred portion:
Federal	163	16,024	23,001
State	37	388	739
Foreign	(1,139)	201	682
	(939)	16,613	24,422
(Provision) benefit for income taxes	$(10,138)	$8,672	$20,570

Temporary differences, which give rise to deferred tax assets and liabilities, were as follows:

	As of
	December 31, 2016	December 31, 2015
(Amounts in thousands)
Deferred tax assets related to:
Workers' compensation accrual	$5,007	$8,430
Accrued vacation	3,780	3,586
Completion bonus allowance	6,260	4,984
Accrued severance	354	1,494
Accrued executive incentives	8,396	6,754
Legal reserve	1,645	1,812
Allowance for doubtful accounts	8,366	8,942
Accrued health costs	3,414	2,798
Contract loss reserve	5,083	7,107
Other accrued liabilities and reserves	6,619	8,195
Partnership / joint venture basis differences	3,629	4,731
Foreign tax credit carryforward	30,495	25,571
Net operating loss carryforward	4,222	2,793
Other carryforwards	1,393	816
Uncertain tax positions	943	943
Goodwill and other intangible assets	52,477	37,015
Valuation allowance	(88,806)	(71,616)
Total deferred tax assets	53,277	54,355
Deferred tax liabilities related to:
Prepaid insurance	(6,865)	(3,942)
Indefinite lived intangibles	(15,473)	(15,473)
Unbilled receivables	(45,764)	(48,910)
Total deferred tax liabilities	(68,102)	(68,325)

Total deferred tax liabilities, net	$(14,825)	$(13,970)

Deferred tax assets and liabilities are reported as:

	As of
	December 31, 2016	December 31, 2015
(Amounts in thousands)
Current deferred tax liabilities, net	$—	$(27,334)
Non-current deferred tax (liabilities) assets, net	(14,825)	13,364
Deferred tax liabilities, net	$(14,825)	$(13,970)
We adopted ASU 2015-17, Balance Sheet Classification of Deferred Taxes, during the year ended December 31, 2016 which eliminates the current requirement to present deferred tax liabilities and assets as current and noncurrent amounts in a classified statement of financial position and requires us to classify all deferred tax assets and liabilities as noncurrent in a statement of financial position. We applied ASU 2015-17 prospectively and prior periods were not retroactively adjusted.
Management assesses both the available positive and negative evidence to determine whether it is more likely than not that there will be sufficient sources of future taxable income to recognize deferred tax assets. We incurred cumulative losses over the three-year period ended December 31, 2016. Cumulative losses in recent years are considered significant objective negative evidence in evaluating deferred tax assets under the more likely than not criteria for recognition of deferred tax assets. As a result of additional losses for which we could not recognize a tax benefit, the typical current year movement within deferred balances, and most notably, the tax effects of the refinancing transactions described in Note 7 (the "Refinancing Transactions"), we increased our valuation allowance from $71.6 million as of December 31, 2015 to $88.8 million as of December 31, 2016.
As of December 31, 2016 we had $9.1 million of U.S. federal net operating losses available for use compared to $5.0 million U.S. federal net operating losses available for use as of December 31, 2015. As of December 31, 2016 and December 31, 2015, we had state net operating losses ("NOLs") of approximately $131.0 million and $133.7 million, respectively, most of which will begin to expire in 2020 or later. We had approximately $30.5 million and $25.6 million as of December 31, 2016 and December 31, 2015, respectively, in foreign tax credit carryforwards ("FTCs") which began to expire in 2016. Additionally, we made no estimated federal income tax payments for the year ended December 31, 2016 and we received an expected federal income tax refund relating to amended returns filed in previous years. Other than the federal income tax refund discussed above, all income taxes paid or refunds received during the year ended December 31, 2016 related to state or foreign jurisdictions. We made no estimated federal income tax payments for the year ended December 31, 2015.
A reconciliation of the statutory federal income tax rate to our effective rate is provided below:

	For the years ended
	December 31, 2016	December 31, 2015	December 31, 2014

Statutory rate	35.0%	35.0%	35.0%
State income tax, less effect of federal deduction	(1.7)%	(0.1)%	—%
Noncontrolling interests	0.9%	0.5%	0.3%
Goodwill impairment (1)	—%	(11.6)%	(11.2)%
Uncertain tax positions	—%	—%	0.1%
Nondeductible meals and entertainment	(2.2)%	(0.7)%	(0.3)%
Nondeductible expenses	(2.7)%	(0.2)%	(0.5)%
Valuation allowance	(52.9)%	(16.7)%	(16.2)%
Other	(0.1)%	—%	(0.1)%
Effective tax rate	(23.7)%	6.2%	7.1%

(1)	Includes non-cash impairment charges to goodwill for years ended December 31, 2015 and December 31, 2014, respectively. See Note 3 for further discussion.
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
Uncertain Tax Positions
We account for uncertain tax positions in accordance with ASC 740 - Income Taxes, which prescribes the more likely than not threshold for recognition of a tax position in the financial statements. The amount of unrecognized tax benefits at December 31, 2016 and December 31, 2015 was $2.6 million and $2.6 million, respectively, of which $2.3 million and $2.3 million, respectively, would impact our effective tax rate if recognized. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(Amounts in thousands)	Unrecognized Tax Benefits
Balance at December 31, 2014	$7,340
Additions for tax positions related to prior years	—
Reductions for tax positions of prior years	(112)
Settlements	—
Remeasurements	—
Net releases	—
Lapse of statute of limitations	(4,594)
Balance at December 31, 2015	$2,634
Additions for tax positions related to prior years	—
Reductions for tax positions of prior years	—
Settlements	—
Remeasurements	—
Net releases	—
Lapse of statute of limitations	—
Balance at December 31, 2016	$2,634
We recognize interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations. Accrued interest and penalties are included on the related tax liability line in the consolidated balance sheet. For the years ended December 31, 2016 and December 31, 2015, there was no accrued interest related to unrecognized tax benefits in interest expense and no penalties recognized in the provision for income taxes within our consolidated statements of operations. We do not expect the unrecognized tax benefit of $3.3 million, inclusive of penalties, as of December 31, 2016 to be settled within the next 12 months.
We file income tax returns in U.S. federal and state jurisdictions and in various foreign jurisdictions which are subject to examinations by the IRS and other taxing authorities. These audits can result in adjustments of taxes due. Our estimate of the potential outcome of any uncertain tax issue prior to audit is subject to management's assessment of relevant risks, facts, and circumstances existing at that time. An unfavorable result under audit may reduce the amount of state net operating losses we have available for carryforward to offset future taxable income, or may increase the amount of tax due for the period under audit, resulting in an increase to the effective rate in the year of resolution. The statute of limitations is open for U.S. federal income tax returns for our fiscal year 2013 forward. The statute of limitations for state income tax returns is open for our fiscal year 2013 forward, with few exceptions, and the statute of limitations for foreign income tax examinations is open for calendar year 2011 forward, with few exceptions.
Note 5 — Accounts Receivable
Accounts Receivable, net consisted of the following:

	As of
	December 31, 2016	December 31, 2015
(Amounts in thousands)
Billed	$93,409	$136,127
Unbilled	206,846	249,970
Total	$300,255	$386,097
Unbilled receivables related to costs incurred on projects for which we have been requested by the customer to begin new work or extend work under an existing contract and for which formal contracts, contract modifications or other contract actions have not been executed as of the end of the respective periods increased from $21.3 million as of December 31, 2015 to $26.7 million as of December 31, 2016 primarily due to contracts within our AELS segment.
As of December 31, 2016, we had three contract claims outstanding totaling $2.4 million, net of reserves. As of December 31, 2015, we had four contract claims with no associated receivable balances. The balance of unbilled receivables consists of costs and fees that are: (i) billable immediately; (ii) billable on contract completion; or (iii) billable upon other specified events, such as the resolution of a request for equitable adjustment or formal claim. We expect for substantially all unbilled receivables to be billed and collected within one year, except items that may result in or that are currently involved in a request for equitable adjustment or formal claim.
We do not believe we have significant exposure to credit risk as our receivables are primarily with the U.S. government. Our allowance for doubtful accounts increased from $16.3 million as of December 31, 2015 to $17.2 million as of December 31, 2016, which includes outstanding receivables of approximately $26.0 million, net of reserves, for which we have yet to be paid where we operated under a subcontract for a prime contractor on a U.S. government program that ended December 31, 2014. We are currently seeking payment through legal action to resolve the matter. See Note 8 for further discussion.

Note 6 — Retirement Plans
401(k) Savings Plans
The DynCorp International Savings Plan (the "Savings Plan") is a participant-directed, defined contribution, 401(k) plan for the benefit of employees meeting certain eligibility requirements. The Savings Plan is intended to qualify under Section 401(a) of the U.S. Internal Revenue Code (the "Code") and is subject to the provisions of the Employee Retirement Income Security Act of 1974. Under the Savings Plan, participants may contribute from 1% to 50% of their earnings. Contributions are made on a pre-tax or Roth basis, limited to annual maximums set by the Code. The current maximum contribution per employee is $18,000 and the catch-up contribution limit for participants age 50 or older is $6,000 per calendar year. Company matching contributions are also made in an amount equal to 100% of the first 2% of employee contributions and 50% of the next 4%, up to $10,600 per calendar year, which are invested in various funds at the discretion of the participant, and vests in three equal 33.3% installments over three years based on the employee’s annual hire date anniversary.
We incurred Savings Plan expense of approximately $8.8 million, $9.2 million and $11.9 million for the years ended December 31, 2016, December 31, 2015 and December 31, 2014, respectively. A portion of the Savings Plan expense has been presented within Cost of services, with the remainder in Selling, general and administrative expenses in the consolidated statement of operations. All Savings Plan expenses are fully funded.
Nonqualified Unfunded Deferred Compensation Plan
The Company has a non-qualified unfunded and unsecured deferred compensation plan that is offered to certain members of management allowing for the deferral of salary and bonuses without the statutory limitations present in 401(k) savings plan. The elections under the savings plans must be completely separate and independent of each other. Under the deferred compensation plan for the years ended December 31, 2016 and December 31, 2015, the deferral amount limitation is 100% of salary and 100% of bonuses and each participant shall be 100% vested in his or her account, at all times. The funds can be distributed the first day of the calendar month following the six-month anniversary of the participant’s separation from the Company. The participant can elect payout of the funds in a single sum or annual installments over 5 or 10 years; however, only one election can be made with respect to all of the deferrals in the respective account. If, for any reason, the participant fails to make a valid and timely election, the participant’s account shall be distributed as a single sum as of the participant’s benefit commencement date. There were no contributions made to the deferred compensation plan on behalf of the Company for years ended December 31, 2016, December 31, 2015 and December 31, 2014.
Multiemployer Pension Plans
We are subject to several collective-bargaining-agreements ("CBAs") that require contributions to a multiemployer defined benefit pension plan that covers its union-represented employees. We contribute to this plan based on specified hourly rates for eligible hours. The risks of participating in this multiemployer plan are different from single-employer plans in the following aspects:

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
As of December 31, 2016, we had approximately 10,700 personnel, of which approximately 2,600, or 24.7% of our personnel, are employees represented by labor unions. We are subject to 28 CBAs which have various expiration dates, with the longest expiring in September 2021. Approximately 7.8% of our personnel are covered by a CBA that will expire in one year. Of the 28 CBAs, we have 14 significant CBAs that require contributions to the International Association of Machinists National Pension Fund ("IAMNPF") with expiration dates ranging from June 30, 2017 through August 31, 2020. As long as we remain a contributing employer, we have no liability for any unfunded portion of this plan. However, if for any reason, we stop making contributions to the plan under any of the individual CBAs, we could be assessed a potential withdrawal liability based on our share of the unfunded vested benefits of the plan. Our share of the unfunded vested benefits is determined by the contributions required under the individual CBAs from which we withdraw relative to the contributions made to the plan as a whole.
Our participation in the IAMNPF for the years ended December 31, 2016, December 31, 2015 and December 31, 2014 is outlined in the table below. The "EIN/PN" column provides the Employee Identification Number ("EIN") and the three-digit plan number ("PN"). The most recent Pension Protection Act ("PPA") zone status available for 2016, 2015 and 2014 is for the plan year-ends as indicated below. The zone status is based on information that the Company received from the plan and is certified by the plan's actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are between 65 percent and 80 percent funded, and plans in the green zone are at least 80 percent funded. The "FIP/RP Status Pending/Implemented" column indicates if the plan has a financial improvement plan ("FIP") or a rehabilitation plan ("RP") which is either pending or has been implemented. In addition to regular plan contributions, we may be subject to a surcharge if the plan is in the red zone. The "Surcharge Imposed" column indicates whether a surcharge has been imposed on contributions to the plan. The last column lists the expiration date of the collective-bargaining agreements to which the plan is subject.

					FIP / RP Status	Total Contributions of DynCorp International				Expiration
		PPA Zone Status (2)			Pending /	(Amounts in thousands)			Surcharge	Date of
Pension Fund	EIN/PN	2016	2015	2014	Implemented	2016	2015	2014	Imposed	CBA
IAMNPF (1)	516031295 / 001	Green	Green	Green	No	$9,534	$9,341	$6,845	No	6/30/2017 through 8/31/2020

(1)
Of the 14 collective-bargaining agreements that require contributions to this plan, the agreement with International Association of Machinists ("IAM") union employees at Andrews Air Force Base is the most significant as contributions under this plan for years 2017 through the expiration date of the collective-bargaining agreement will approximate $3.9 million, or 23% of all required contributions to the IAMNPF.

(2)
Unless otherwise noted, the most recent PPA zone status available in 2016, 2015 and 2014, is for the plan’s year-end status for the years ended December 31, 2016, December 31, 2015 and December 31, 2014, respectively. The zone status is based on information we receive from the plan and is certified by the plan's actuary. Generally, plans in the red zone are less than 65% funded, plans in the yellow zone are between 65% and 80% funded, and plans in the green zone are at least 80% funded.

Note 7 — Debt
Debt consisted of the following:

	As of December 31, 2016
(Amounts in thousands)	Carrying Amount	Original Issue Discount on Term Loan	Deferred Financing Costs, Net	Carrying Amount less Original Issue Discount on Term Loan and Deferred Financing Costs, Net
10.375% senior unsecured notes	$39,319	$—	$—	$39,319
11.875% senior secured second lien notes	373,385	—	(1,581)	371,804
Term loan	207,400	(12,570)	(4,248)	190,582
Cerberus 3L notes	30,831	—	(80)	30,751
Total indebtedness	650,935	(12,570)	(5,909)	632,456
Less current portion of long-term debt	(64,433)	1,364	226	(62,843)
Total long-term debt	$586,502	$(11,206)	$(5,683)	$569,613

	As of December 31, 2015
(Amounts in thousands)	Carrying Amount	Deferred Financing Costs, Net	Carrying Amount less Deferred Financing Costs, Net
10.375% senior unsecured notes	$455,000	$(2,835)	$452,165
Term loan	187,272	(2,406)	184,866
Total indebtedness	642,272	(5,241)	637,031
Less current portion of long-term debt	(187,272)	2,406	(184,866)
Total long-term debt	$455,000	$(2,835)	$452,165
We adopted ASU 2015-03 during the year ended December 31, 2016 and applied its provisions retrospectively. The adoption of ASU 2015-03 resulted in the reclassification of current deferred financing costs, net, of $2.4 million related to our Term Loan and Revolver under our Senior Credit Facility from Prepaid expenses and other current assets to the current portion of long-term debt and the reclassification of deferred financing costs, net, of $2.8 million related to our Senior Unsecured Notes from Other assets, net, to Long-term debt within its consolidated balance sheets as of December 31, 2015. See Note 1 for further discussion.
Deferred financing costs are amortized through interest expense. Amortization related to deferred financing costs was $4.0 million, $6.5 million, and $6.1 million for the years ended December 31, 2016, December 31, 2015 and December 31, 2014, respectively.
Deferred financing costs for the year ended December 31, 2016 were reduced $0.3 million related to the pro rata write-off of deferred financing costs to loss on early extinguishment of debt as a result of the $4.6 million in principal prepayment made on the term loan facility under the Senior Credit Facility and the completion of the Refinancing Transactions.
New Senior Credit Facility
On July 7, 2010, we entered into a senior secured credit facility (the "Senior Credit Facility"), with a banking syndicate and Bank of America, N.A. as Administrative Agent (the "Agent"). On January 21, 2011, August 10, 2011, June 19, 2013 and November 5, 2014, DynCorp International entered into amendments to the Senior Credit Facility.
On April 30, 2016, we entered into Amendment No. 5 ("Amendment No. 5") to the Senior Credit Facility which provided for a new senior secured credit facility (the "New Senior Credit Facility") upon the satisfaction of certain conditions, including the consummation of the Exchange Offer and the other Refinancing Transactions. Pursuant to Amendment No. 5, required lenders under the Senior Credit Facility agreed to temporarily waive the requirement to comply with the covenant that the Company’s annual financial statements include a report from its independent registered public accounting firm without a qualification as to the Company’s ability to continue as a going concern until the earlier of the effectiveness of the New Senior Credit Facility (at which time the temporary waiver of this requirement for the fiscal year ended December 31, 2015 would become permanent) and June 30, 2016 (the “Senior Credit Facility Waiver”). On June 15, 2016, we satisfied the conditions set forth in Amendment No. 5, and therefore, on June 15, 2016, the New Senior Credit Facility became effective, and the Senior Credit Facility Waiver for the year ended December 31, 2015 became permanent. On August 22, 2016, we entered into Amendment No. 6 to the credit agreement governing the New Senior Credit Facility, which made certain technical amendments to a reporting covenant agreed to in Amendment No. 5. As amended, the covenant permits the Company’s annual financial statements to include a report from its independent registered public accounting firm with a qualification as to the Company’s ability to continue as a going concern for the fiscal year ending December 31, 2016 that relates solely to the maturity of the Senior Unsecured Notes, the New Term Loan and/or the class B revolving facility.
The New Senior Credit Facility is secured by substantially all of our assets and guaranteed by substantially all of our subsidiaries. As of December 31, 2016, the New Senior Credit Facility provided for the following:

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

The New Term Loan was subject to a 700 basis point fee, totaling approximately $14.4 million, which is reflected as an original issue discount in the balance of the New Term Loan as of December 31, 2016 and classified as a financing activity in our Consolidated Statements of Cash Flows for the year ended December 31, 2016. The original issue discount is amortized through interest expense. Amortization related to the original issue discount was $1.9 million for the year ended December 31, 2016.
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
As of December 31, 2016 and December 31, 2015, the available borrowing capacity under the New Senior Credit Facility and the Senior Credit Facility was approximately $48.0 million and $102.2 million, respectively, and included $37.8 million and $42.6 million, respectively, in issued letters of credit. Amounts borrowed under the Amended Revolver and Revolver are used to fund operations. As of December 31, 2016 and December 31, 2015 there were no amounts borrowed under the Amended Revolver and Revolver. The class B revolving facility and the New Term Loan mature on July 7, 2019 and July 7, 2020, respectively. See further discussion of potential maturity date acceleration below.
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
Under the New Senior Credit Facility, the interest rate per annum applicable to the New Term Loan is, at our option, equal to either the Base Rate or the Eurocurrency Rate, in each case, plus (i) 5.00% in the case of Base Rate loans and (ii) 6.00% in the case of Eurocurrency Rate loans. The interest rate per annum applicable to the class B revolving facility is, at our option, equal to either a Base Rate or a Eurocurrency Rate plus (i) a range of 4.50% to 5.00% based on the First-Lien Secured Leverage Ratio in the case of Base Rate loans and (ii) a range of 5.50% to 6.00% based on the First-Lien Secured Leverage Ratio in the case of Eurocurrency Rate loans. The First Lien Secured Leverage Ratio is calculated by the ratio of total first lien secured consolidated debt (net of up to $75.0 million of unrestricted cash and cash equivalents) to Consolidated EBITDA, as defined in the New Senior Credit Facility. The interest rate per annum applicable to the class A revolving commitments, which terminated on July 7, 2016, remained the same as the Revolver under the Senior Credit Facility. Interest payments on both the New Term Loan and Amended Revolver are payable at the end of the interest period as defined in the New Senior Credit Facility, but not less than quarterly.
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
As of December 31, 2016 and December 31, 2015, the applicable interest rate on the New Term Loan and the Term Loan was 7.75% and 6.25%, respectively.
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
The applicable interest rates for our letter of credit subfacility was 5.75% as of December 31, 2016. The applicable interest rate for our letter of credit subfacility was 4.25% as of December 31, 2015. The applicable rate for our unused commitment fees was 0.50% with respect to the class B revolving commitments as of December 31, 2016 and 0.50% with respect to the class A revolving commitments prior to their termination on July 7, 2016. The applicable interest rate for our unused commitment fees was 0.50% as of December 31, 2015.
Principal Payments
The credit agreement governing the Senior Credit Facility and New Senior Credit Facility contains an annual requirement to submit a portion of our Excess Cash Flow, as defined in the credit agreement, as additional principal payments. Based on our annual financial results for the year ended December 31, 2015, we made an additional principal payment as required under the Excess Cash Flow provision of $4.6 million on April 6, 2016. Based on our annual financial results for the year ended December 31, 2016 we are required to make an additional principal payment of $25.1 million under the Excess Cash Flow requirement by April 5, 2017. Certain other transactions can trigger mandatory principal payments such as tax refunds, a disposition of a portion of our business or a significant asset sale. We had no such transactions during the year ended December 31, 2016.
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
Maturity and Amortization
Under the New Senior Credit Facility, we are required to make amortization payments with respect to the New Term Loan of $22.5 million on or prior to June 15, 2017 and $22.5 million on or prior to June 15, 2018, which amounts may be reduced as a result of the application of certain prepayments, including our Excess Cash Flow payment. As a result of the additional principal payment of $25.1 million under the Excess Cash Flow requirement, we will not be required to make any additional principal payment on the New Term Loan for the June 15, 2017 $22.5 million principal payment requirement. The current portion of long-term debt as of December 31, 2016 includes our Excess Cash Flow Payment of $25.1 million due on April 5, 2017 and all of the outstanding Senior Unsecured Notes which, as further described below, must be refinanced or repaid with the proceeds of new equity, capital contributions or new unsecured debt by May 8, 2017.

The principal amount of the New Term Loan may be reduced as a result of prepayments, with the remaining amount payable on July 7, 2020. The New Senior Credit Facility contains a provision that would result in all outstanding principal under the New Term Loan maturing on May 8, 2017 if by May 8, 2017, all of the outstanding principal of the Senior Unsecured Notes has not been extended to a date that is on or after October 6, 2020, or all of the outstanding principal and accrued and unpaid interest of the Senior Unsecured Notes have not been paid in full with the proceeds of new equity, capital contributions or new unsecured debt that is expressly subordinated to the New Senior Credit Facility. Similar provisions with regards to the outstanding Senior Unsecured Notes are included in the Indenture governing the New Notes and the Third Lien Credit Agreement, which provide that the remaining Senior Unsecured Notes may only be paid with the proceeds of new equity, capital contributions or new unsecured debt that is expressly subordinated to the New Notes and the Cerberus 3L Notes (and we may not exchange any such remaining Senior Unsecured Notes into secured obligations of any kind). In addition, under the New Senior Credit Facility, any such new debt must mature after the maturity date of the New Term Loan, and under the Indenture and the Third Lien Credit Agreement, any such new debt must mature after the maturity date of the New Notes.
Principal amounts outstanding under the class B revolving facility will be due and payable in full on, and the commitments in respect thereof will terminate on, July 7, 2019. The same springing maturity provision impacting the New Term Loan as described above also applies to the class B revolving facility with respect to addressing the Senior Unsecured Notes by May 8, 2017.
As described in Note 1, we have received the Support Letter from Cerberus committing to fund the New Cerberus Financing and have sent a notice of redemption to the holders of the Senior Unsecured Notes for a redemption of all of the remaining Senior Unsecured Notes on April 24, 2017, conditioned on the receipt of the proceeds of the New Cerberus Financing or other equity and/or debt financings and/or capital contributions. Since Cerberus has agreed to provide the New Cerberus Financing irrevocably and unconditionally except in the limited circumstances of the Material Adverse Change Condition, the Company expects to complete the redemption before May 8, 2017, in which case the maturity dates of the New Term Loan and the class B revolving facility would remain at July 7, 2020 and July 7, 2019, respectively, and not be accelerated.
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
In addition, the New Senior Credit Facility requires us to maintain a maximum total leverage ratio and a minimum interest coverage ratio. The New Senior Credit Facility also requires, solely for the benefit of the lenders under the Amended Revolver, for us to maintain minimum liquidity (based on availability of revolving credit commitments under the New Senior Credit Facility plus unrestricted cash and cash equivalents) as of the end of each fiscal quarter of not less than $60 million through the fiscal quarter ending December 31, 2017, and of not less than $50 million thereafter. The credit agreement governing the New Senior Credit Facility also contains customary representations and warranties, affirmative covenants and events of default.
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
As of December 31, 2016 and December 31, 2015, we were in compliance with our financial maintenance covenants under the New Senior Credit Facility and the Senior Credit Facility, respectively, and we expect, based on current projections and estimates, to be in compliance with our covenants in the next twelve months.
New Notes
On June 15, 2016, in connection with the consummation of the exchange offer (the "Exchange Offer") and consent solicitation (the “Consent Solicitation”), $415.7 million principal amount of the Senior Unsecured Notes were exchanged for $45.0 million cash and $370.6 million aggregate principal amount of newly issued New Notes due November 30, 2020. The $370.6 million non-cash exchange of the Existing Notes for the New Notes was classified as a noncash financing activity for the year ended December 31, 2016.
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
In addition, the Indenture (i) requires that any principal to be paid on any Senior Unsecured Notes that remain outstanding that were not tendered in the Exchange Offer may only be paid with the proceeds of new equity, capital contributions or new unsecured debt that is expressly subordinated to the New Notes (and such non-exchanged Senior Unsecured Notes are not permitted to be exchanged into secured obligations of any kind), as further described below under "Senior Unsecured Notes," and (ii) requires DynCorp International to make amortization payments of (x) $22.5 million principal amount of the New Term Loan under the New Senior Credit Facility no later than June 15, 2017, and (y) an additional $22.5 million principal amount of the New Term Loan no later than June 15, 2018, which amounts may be reduced as a result of the application of certain prepayments, including excess cash flow payments.
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
On June 15, 2016, in connection with the consummation of the Exchange Offer, $415.7 million principal amount of the Senior Unsecured Notes were exchanged for $45.0 million cash and $370.6 million principal amount of newly issued New Notes. The remaining $39.3 million principal amount of 10.375% Senior Unsecured Notes were not exchanged and mature on July 1, 2017 and are classified within the current portion of long-term debt as of December 31, 2016.
The credit agreement governing our New Senior Credit Facility specifies that we must either extend the maturity date of all outstanding principal of the Senior Unsecured Notes to a date on or after October 6, 2020 or repay all of the outstanding principal and accrued and unpaid interest of the Senior Unsecured Notes in full by May 8, 2017 with the proceeds of new equity, capital contributions or new unsecured debt that is expressly subordinated to the New Senior Credit Facility. Failure to do so would result in all outstanding principal under the New Term Loan and the class B revolving facility maturing on May 8, 2017. Similar provisions with regards to the outstanding Senior Unsecured Notes are included in the Indenture governing the New Notes and the Third Lien Credit Agreement, which provide that the remaining Senior Unsecured Notes may only by paid with the proceeds of new equity, capital contributions or new unsecured debt that is expressly subordinated to the New Notes and the Cerberus 3L Notes (and we may not exchange any such remaining Senior Unsecured Notes into secured obligations of any kind). In addition, under the New Senior Credit Facility, any such new debt must mature after the maturity date of the New Term Loan, and under the Indenture and the Third Lien Credit Agreement, any such new debt must mature after the maturity date of the New Notes. In the event we were unable to address the remaining $39.3 million principal amount of 10.375% Senior Unsecured Notes and unpaid interest before May 8, 2017 through the New Cerberus Financing or otherwise, the failure to pay all amounts due under the New Senior Credit Facility upon the May 8, 2017 springing maturity would be an event of default under the New Senior Credit Facility. Failure to pay amounts due upon the springing maturity of the New Senior Credit Facility would also cause an event of default under the Indenture and the Cerberus 3L Notes.
The Company has received the Support Letter from Cerberus committing to fund the New Cerberus Financing. We have therefore sent a notice of redemption to the holders of the Senior Unsecured Notes for a redemption of all of the remaining Senior Unsecured Notes on April 24, 2017, conditioned on the receipt of the proceeds of the New Cerberus Financing or other equity and/or debt financings and/or capital contributions. Since Cerberus has agreed to provide the New Cerberus Financing irrevocably and unconditionally except in the limited circumstances of the Material Adverse Change Condition, the Company expects to complete the redemption before May 8, 2017, in which case the maturity dates of the New Term Loan and the class B revolving facility would remain at July 7, 2020 and July 7, 2019, respectively, and not be accelerated.
Interest on the Senior Unsecured Notes is payable on January 1 and July 1 of each year, and commenced on January 1, 2011.
Pursuant to the Consent Solicitation, the Senior Unsecured Notes Indenture was amended to eliminate substantially all of the restrictive covenants and certain of the default provisions therein.
Subject to restrictions on repayment of the Senior Unsecured Notes in the New Senior Credit Facility and our other debt, after July 1, 2016, we can voluntarily settle all or a portion of the Senior Unsecured Notes at any time prior to maturity at 100% of their principal amount plus accrued and unpaid interest, if any, as of the applicable redemption date.
The fair value of the Senior Unsecured Notes is based on their quoted market value. As of December 31, 2016 and December 31, 2015, the quoted market value of the Senior Unsecured Notes was approximately 94.4% and 74.3%, respectively, of stated value.
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

Under the Third Lien Credit Agreement, DynCorp Funding LLC has made a $30 million term loan to us (the "Cerberus 3L Notes"). The proceeds of the Cerberus 3L Notes are restricted to pay fees and expenses (including reimbursement of out-of-pocket expenses) in support of or related to the Company’s Global Advisory Group until June 15, 2018 and, thereafter, for working capital and general corporate purposes. For the year ended December 31, 2016, we utilized approximately $23.1 million of these funds for fees and expenses related to the Company's Global Advisory Group.

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

Note 8 — Commitments and Contingencies
Commitments
We have operating leases for the use of real estate and certain property and equipment which are either non-cancelable, cancelable only by the payment of penalties or cancelable upon one month’s notice. All lease payments are based on the lapse of time but include, in some cases, payments for insurance, maintenance and property taxes. There are no purchase options on operating leases at favorable terms, but most leases have one or more renewal options. Certain leases on real estate are subject to annual escalations for increases in base rents, utilities and property taxes. Lease rental expense was $40.7 million, $49.6 million, and $95.5 million for the years ended December 31, 2016, December 31, 2015 and December 31, 2014, respectively. We have no significant long-term purchase agreements with service providers.

Minimum fixed rental payments non-cancelable for the next five years and thereafter under operating leases in effect as of December 31, 2016, are as follows:

Calendar Year	Real Estate	Equipment	Total
	(Amounts in thousands)
2017 (1)	$13,730	$4,136	$17,866
2018	9,710	619	10,329
2019	5,306	438	5,744
2020	4,198	438	4,636
2021	2,771	36	2,807
Thereafter	7,489	—	7,489
Total	$43,204	$5,667	$48,871

(1)
The minimum lease table above excludes agreements of one year or less in duration. These leases are accounted for in our rent expense, however, because of the short tenure of the lease, these are not reflected in the table above.

Contingencies
General Legal Matters
We are involved in various lawsuits and claims that arise in the normal course of business. We have established reserves for matters in which it is believed that losses are probable and can be reasonably estimated. Reserves related to these matters have been recorded in "Other accrued liabilities" totaling approximately $4.6 million and $5.1 million as of December 31, 2016 and December 31, 2015, respectively. We believe that appropriate accruals have been established for such matters based on information currently available; however, some of the matters may involve compensatory, punitive, or other claims or sanctions that if granted, could require us to pay damages or make other expenditures in amounts that could not be reasonably estimated at December 31, 2016. These accrued reserves represent the best estimate of amounts believed to be our liability in a range of expected losses. In accordance with ASC 450 - Contingencies, in addition to matters that are considered probable and can be reasonably estimated, we also disclose certain matters considered reasonably possible. In addition to the disclosure requirements set forth in ASC 450-20, the Company also discloses any other contingencies for which the likelihood of an unfavorable outcome is remote but for which the Company believes are of such a significant nature that disclosure would benefit a user of our financial statements. Other than matters disclosed below, we believe the aggregate range of possible loss related to matters considered reasonably possible was not material as of December 31, 2016. Litigation is inherently unpredictable and unfavorable resolutions could occur. Accordingly, it is possible that an adverse outcome from such proceedings could (i) exceed the amounts accrued for probable matters; or (ii) require a reserve for a matter we did not originally believe to be probable or could be reasonably estimated. Such changes could be material to our financial condition, results of operations and cash flows in any particular reporting period. Our view of the matters not specifically disclosed could possibly change in future periods as events thereto unfold.
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

A lawsuit filed on September 11, 2001, and amended on March 24, 2008, seeking unspecified damages on behalf of 26 residents of the Sucumbíos Province in Ecuador, was brought against our operating company and several of its former affiliates in the U.S. District Court for the District of Columbia. The action alleges violations of the laws of nations and U.S. treaties, negligence, emotional distress, nuisance, battery, trespass, strict liability, and medical monitoring arising from the spraying of herbicides near the Ecuador-Colombia border in connection with the performance of the DoS, International Narcotics and Law Enforcement contract for the eradication of narcotic plant crops in Colombia. As of January 12, 2010, 15 of the plaintiffs have been dismissed by court order. We filed multiple motions for summary judgment, and, on February 15, 2013, the court granted summary judgment and dismissed all claims. On March 18, 2013, the plaintiffs filed a notice of appeal with the U.S. Court of Appeals for the District of Columbia. On May 30, 2014, the U.S. Court of Appeals for the District of Columbia affirmed the dismissal of the majority of the case, but remanded the case to the trial court concerning a few remaining tort claims. On September 23, 2016, the District Court granted in part renewed motions for summary judgment. At this time, we believe the likelihood of an unfavorable outcome in this case is remote.
The above cases now are fully defended and indemnified by the Company’s previous owner, Computer Sciences Corporation and also by its spin-off company, CSRA Inc. The insurance litigation arising out of the above cases that was described in prior filings has now been fully resolved and settled.
In October 2007, we entered into a subcontract with Northrop Grumman Technical Services, Inc. (“Northrop”) to support Northrop’s prime contract with the DoD Counter Narcotics Terrorism Program Office. We performed the services requested by Northrop, the government determined that it received “intended quality and skills of personnel,” and Northrop paid our invoices until July 2014. Subsequent to July 2014, Northrop stopped paying our periodic invoices. The contract operations ended on December 31, 2014. In March 2015, Northrop filed a civil action against us to obtain documents regarding our invoices and now asserts approximately $5.0 million in damages. We believe the damages asserted by Northrop represent a loss contingency that is remote. In September 2015, we filed an Answer and Counterclaim seeking approximately $41.0 million for unpaid invoices. An unfavorable judgment which denies us a substantial amount of the full amount owed to us could have a material effect on our performance.
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
U.S. Government Investigations
We primarily sell our services to the U.S. government. These contracts are subject to extensive legal and regulatory requirements, and we are occasionally the subject of investigations by various agencies of the U.S. government who investigate whether our operations are being conducted in accordance with these requirements. Such investigations could result in administrative, civil or criminal liabilities, including repayments, fines or penalties being imposed on us, or could lead to suspension or debarment from future U.S. government contracting. U.S. government investigations often take years to complete and may result in adverse action against us. We believe that any adverse actions arising from such matters could have a material effect on our ability to invoice and receive timely payment on our contracts, perform contracts or compete for contracts with the U.S. government and could have a material effect on our operating performance.
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

On our CivPol program, we have received a series of audit reports and related Form 1s from the DCAA based on their examination of certain incurred, invoiced and reimbursed costs. Over the course of multiple years, we have worked extensively with the DoS to settle the outstanding issues. Through our efforts, which included a series of contract actions (e.g. modifications) and negotiations, the issues have been resolved, resulting in final settlements of all audited costs of approximately $1.4 million.
On April 30, 2013, we received several Form 1s from the DCAA for the periods ranging between 2000 to 2011 on the War Reserve Materiel program related to concerns on items such as the adequacy of documentation and reasonableness of costs. In July 2016, we received the contracting officer's final decision on these Form 1s and in September 2016, a contract modification was finalized and executed between the parties, effectively and fully settling this matter. We received final payment for settlement of this matter during the year ended December 31, 2016.
We have received a series of audit reports from the DCAA related to their examination of certain incurred, invoiced and reimbursed costs on the Logistics Civil Augmentation Program IV ("LOGCAP IV") contract for years 2009 to 2010. During calendar year 2016, we received several audit reports and Form 1s from the DCAA questioning approximately $64 million. Through our negotiation efforts with the Contracting Officer the issues have been resolved, resulting in final settlements of all audited costs of approximately $0.8 million of questioned costs. The DCAA is currently auditing fiscal years 2011 to 2016 and we believe the risk of loss for those years is low and eventual settlement amounts should be comparable to the previous outcome for fiscal years 2009 to 2010.
Foreign Contingencies
On January 22, 2014, a tax assessment from the Large Tax Office of the Afghanistan Ministry of Finance (“MOF”) was received, seeking approximately $64.2 million in taxes and penalties specific to one of our business licenses in Afghanistan for periods between 2009 to 2012. The majority of this assessment was income tax related; however, $10.2 million of the assessed amount is non-income tax related and represents loss contingencies that we consider reasonably possible. We filed our initial appeal of the assessment with the MOF on February 19, 2014. In May 2014, the MOF ruled in our favor for the income tax related issue which totaled approximately $54.0 million. We are still working with the MOF to remove the assessment on the remaining non-income tax related items. As of December 31, 2016, we are continuing to evaluate this matter and at this time believe it does not represent a probable loss contingency.
Credit Risk
We are subject to concentrations of credit risk primarily by virtue of our accounts receivable. Departments and agencies of the U.S. federal government account for all but minor portions of our customer base, minimizing this credit risk. Furthermore, the significance of any one contract can change as our business expands or contracts. Additionally, as contract modifications, contract extensions or other contract actions occur, the profitability of any one contract can become more or less significant to the Company. As contracts are recompeted, there is the potential for the size, contract type, contract structure or other contract elements to materially change from the original contract resulting in significant changes to the scope, scale, profitability or magnitude of accounts receivable of the new recompeted contract as compared to the original contract. We continuously review all accounts receivable and record provisions for doubtful accounts when necessary.
Risk Management Liabilities and Reserves
We are insured for domestic workers' compensation liabilities and a significant portion of our employee medical costs. However, we bear risk for a portion of claims pursuant to the terms of the applicable insurance contracts. We account for these programs based on actuarial estimates of the amount of loss inherent in that period's claims, including losses for which claims have not been reported of $9.3 million and $11.0 million as of December 31, 2016 and December 31, 2015, respectively. These loss estimates rely on actuarial observations of ultimate loss experience for similar historical events. We limit our risk by purchasing stop-loss insurance policies for significant claims incurred for both domestic workers' compensation liabilities and medical costs. Our exposure under the stop-loss policies for domestic workers' compensation and medical costs is limited based on fixed dollar amounts. For domestic worker's compensation and employer's liability under state and federal law, the fixed-dollar amount of stop-loss coverage is $1.0 million per occurrence on most policies, but is $0.25 million per occurrence on a California-based policy. For medical costs, the fixed dollar amount of stop-loss coverage is $0.4 million for total costs per covered participant per calendar year.
Note 9 — Equity
At April 1, 2010 (inception), 100 common shares were issued and, as of December 31, 2016, 100 shares remain issued and outstanding as there have been no further issuances of common shares since that date. During the period from April 1, 2010 through December 31, 2010, our equity was impacted by a capital contribution of $550.9 million in connection with the merger entered into on July 7, 2010.

Share Based Payments
On December 17, 2013, certain members of management and outside directors were awarded Class B interests in DynCorp Management LLC (“DynCorp Management”). DynCorp Management conducts no operations and was established for the purpose of holding equity in our Company. DynCorp Management authorized 100,000 Class B shares as available for issuance and approved 7,246 Class B-1 Interests and 380 Class B-2 Interests to certain members of management and outside directors of Defco Holdings, Inc. (“Holdings”), the non-member manager, and its subsidiaries, including Delta Tucker Holdings, Inc. The grant and vesting of the awards is contingent upon the executives' consent to the terms and conditions set forth in the Class B-1 Interests and B-2 Interests Agreements. On November 8, 2016, DynCorp Management authorized and issued 20,000 Class B-3 Interests to our Chief Executive Officer, Mr. Von Thaer. The Class B-3 Interests shall vest in 4 equal 25% installments on the grant date of the Class B-3 Interests, June 15, 2017, June 15, 2018 and June 15, 2019. Excluding the issuance of the Class B-3 Interests, there were no new grants issued to any of our members of management in calendar years 2016 and 2015.
A summary of the Class B Interest plans activity for the years ended December 31, 2016 and December 31, 2015 is as follows:

Number of Interests
Outstanding at December 31, 2014	5,901
Granted:
Class B-1	—
Class B-2	—
Exercised	—
Forfeited or expired	(135)
Outstanding at December 31, 2015	5,766
Granted:
Class B-1	—
Class B-2	—
Class B-3	20,000
Exercised	—
Forfeited or expired	—
Outstanding at December 31, 2016	25,766
Awards to our management team consist of options qualifying as profits interests under Revenue Procedure 93-27, that are exercisable only upon a change in control as defined in the Plan. The awards do not expire and the awards do not have a fixed strike price. The value of the Class B Interest as of the grant date is calculated using a Monte Carlo simulation consistent with the provisions of ASC Topic 718, “Compensation—Stock Compensation” and is amortized over the respective vesting period. The Monte Carlo simulation, similar to a Black-Scholes option pricing formula, requires the input of subjective assumptions, including the estimated life of the interest and the expected volatility of the underlying stock over the estimated life of the option. We use historical volatility of the market-based guideline companies as a basis for projecting the expected volatility of the underlying Class B interest and estimated the expected life of our Class B grants to be 4 years as of the grant date. The 2016 fair value utilized for determining profits interests for Class B-3 interests was $1.95. The weighted-average assumptions used in the valuation for grants issued in calendar year 2016 included expected volatility of 61.5%, risk-free interest rate of 0.7%, a remaining expected life of 3.2 years, a forfeiture rate of 9.5% and no expected yield. There were no applicable weighted-average assumptions in calendar year 2015 as there were no additional grants issued. We believe that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair value of our Class B grants.
The total grant date fair value of all options granted during calendar years 2016 and 2015 was less than $0.1 million and $0, respectively. Total compensation cost expensed for the years ended December 31, 2016 and December 31, 2015 was $0.1 million and $0.4 million, respectively.

The following is a summary of the changes in non-vested shares for the years ended December 31, 2016 and December 31, 2015:

Number of Shares
Non-vested shares at December 31, 2014	1,234
Granted	—
Vested	(893)
Forfeited	(135)
Non-vested shares at December 31, 2015	206
Granted	20,000
Vested	(5,139)
Forfeited	—
Non-vested shares at December 31, 2016	15,067

As of December 31, 2016, the total compensation cost related to the non-vested Class B awards, not yet recognized, was $0.1 million which will be recognized over a weighted average period of approximately 1.8 years.
Long-Term Incentive Bonus
On December 17, 2013 the Company approved a long-term cash incentive bonus for certain members of management and outside directors, where in the event of a change in control, subject to the various members of management continued employment with the Company through such a change in control and execution of a restrictive covenant agreement within fourteen days of receipt of such agreement, the various members of management shall be eligible to receive a cash incentive bonus. As of December 31, 2016 there was no impact to the financial statements as no triggering event had occurred.

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
Our estimate of the fair value of our Senior Unsecured Notes, New Notes, and New Senior Credit Facility is based on Level 1 and Level 2 inputs, as defined above. Our estimate of the fair value of our Cerberus 3L Notes (as defined in Note 7) is based on Level 3 inputs, as defined above. We used the following techniques in determining the fair value disclosed for the Cerberus 3L Notes classified as Level 3. The fair value as December 31, 2016, has been calculated by discounting the expected cash flows using a discount rate of 17.9%. This discount rate is determined using the Moody's credit rating for the New Notes and reducing the rating one level lower for the Cerberus 3L Notes as they are subordinated to the New Notes.

	As Of
	December 31, 2016		December 31, 2015

(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
10.375% senior unsecured notes	$39,319	$37,132	$455,000	$337,838
11.875% senior secured second lien notes	373,385	343,282	—	—
Term loan	207,400	200,141	187,272	179,781
Cerberus 3L notes	30,831	9,624	—	—
Total indebtedness	650,935	590,179	642,272	517,619
Less current portion of long-term debt	(64,433)	(61,367)	(187,272)	(179,781)
Total long-term debt	$586,502	$528,812	$455,000	$337,838

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

Note 11 — Segment and Geographic Information
In October 2016, the Company amended its organizational structure. The Company’s previous two operating and reporting segments, DynAviation and DynLogistics, were re-aligned into three operating and reporting segments: AELS, AOLC and DynLogistics. AELS, AOLC and DynLogistics segments operate principally within a regulatory environment subject to governmental contracting and accounting requirements, including Federal Acquisition Regulations, Cost Accounting Standards and audits by various U.S. federal agencies.
The following is a summary of the financial information of the reportable segments reconciled to the amounts reported in the consolidated financial statements:

	For the years ended
	December 31, 2016	December 31, 2015	December 31, 2014
(Amounts in thousands)
Revenue
AELS	$585,200	$545,909	$431,424
AOLC	617,282	730,153	772,993
DynLogistics	633,646	647,142	1,045,200
Headquarters / Other (1)	26	(27)	2,692
Total revenue	$1,836,154	$1,923,177	$2,252,309

Operating income (loss)
AELS	$(19,213)	$(97,400)	$(95,197)
AOLC	49,334	28,160	33,696
DynLogistics	70,402	42,496	(67,097)
Headquarters / Other (2)	(75,836)	(47,975)	(91,348)
Total operating income (loss)	$24,687	$(74,719)	$(219,946)

Depreciation and amortization
AELS	$675	$1,400	$512
AOLC	541	1,073	1,153
DynLogistics	388	250	55
Headquarters / Other	34,350	34,531	47,987
Total depreciation and amortization (3)	$35,954	$37,254	$49,707

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

(3)	Includes amounts in Cost of services of $1.1 million, $2.3 million and $1.1 million for the years ended December 31, 2016, December 31, 2015 and December 31, 2014, respectively.

	As of
	December 31, 2016	December 31, 2015	December 31, 2014
(Amounts in thousands)
Assets
AELS	$140,320	$158,784	$182,664
AOLC	133,096	192,843	210,582
DynLogistics	168,085	173,036	299,961
Headquarters / Other (1)	235,036	260,026	289,280
Total assets	$676,537	$784,689	$982,487

(1)	Assets primarily include cash, investments in unconsolidated subsidiaries, and intangible assets (excluding goodwill).

Geographic Information — Revenue by geography is determined based on the location of services provided.

	For the years ended
	December 31, 2016		December 31, 2015		December 31, 2014
(Amounts in thousands)
United States	$658,137	36%	$658,639	34%	$612,220	27%
Afghanistan	597,916	33%	648,058	34%	1,003,205	45%
Middle East (1)	440,417	24%	407,521	21%	387,021	17%
Other Americas	50,371	3%	76,746	4%	84,424	4%
Europe	35,511	2%	70,456	4%	53,853	2%
Asia-Pacific	24,300	1%	29,362	1%	41,953	2%
Other	29,502	1%	32,395	2%	69,633	3%
Total revenue	$1,836,154	100%	$1,923,177	100%	$2,252,309	100%

(1)
The Middle East includes but is not limited to activities in Iraq, Oman, Qatar, United Arab Emirates, Kuwait, Palestine, South Sudan, Pakistan, Jordan, Lebanon, Bahrain, Saudi Arabia, Turkey and Egypt. The vast majority of all assets owned by the Company were located in the U.S. as of December 31, 2016.

Revenue from the U.S. government accounted for approximately 95%, 93% and 94% of total revenue for the years ended December 31, 2016, December 31, 2015 and December 31, 2014, respectively. As of December 31, 2016 and December 31, 2015 accounts receivable due from the U.S. government represented over 89% and 90% of total accounts receivable, respectively.

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
New Cerberus Financing
As described further in Note 7, the credit agreement governing the New Senior Credit Facility contains a provision that would result in all outstanding principal under the New Term Loan and the class B revolving facility maturing on May 8, 2017 if by May 8, 2017 all of the outstanding principal of the Senior Unsecured Notes has not been extended to a date that is on or after October 6, 2020, or all of the outstanding principal and accrued and unpaid interest of the Senior Unsecured Notes have not been paid in full with the proceeds of new equity, capital contributions or new unsecured debt that is expressly subordinated to the New Senior Credit Facility. The Company has received the Support Letter from Cerberus committing to fund the redemption of all outstanding Senior Unsecured Notes on or before May 5, 2017 with the proceeds of new equity or capital contributions.
Consulting Fees
We have a Master Consulting and Advisory Services agreement ("COAC Agreement") with Cerberus Operations and Advisory Company, LLC ("COAC") where, pursuant to the terms of the agreement, they make personnel available to us for the purpose of providing reasonably requested business advisory services. The services are priced on a case by case basis depending on the requirements of the project and agreements in pricing. We incurred $5.8 million, $8.1 million and $4.9 million of consulting fees on a gross basis before considering the effect of our contract mix which provides for partial recovery in conjunction with the COAC Agreement during years ended December 31, 2016, December 31, 2015 and December 31, 2014, respectively.
We have two executives who are COAC employees, who are seconded to us: (i) our Senior Vice President, Chief Administrative Officer, Chief Legal Officer and Corporate Secretary; and (ii) our Senior Vice President and Chief Operating Officer. Included in the $5.8 million, $8.1 million and $4.9 million recognized during the years ended December 31, 2016, December 31, 2015 and December 31, 2014 in COAC consulting fees, respectively, was $2.5 million, $4.2 million and $1.3 million of administrative expense related to these COAC individuals for the years ended December 31, 2016, December 31, 2015 and December 31, 2014, respectively.
The New Senior Credit Facility permits payments under the COAC Agreement or any transaction contemplated thereby not to exceed $6 million per fiscal year with respect to executives seconded from COAC and personnel of COAC that provide services to us at cost on a weekly, monthly or pro-rated basis.

Certain members of executive management, board members of the Company and seconded COAC individuals have agreements and conduct business with Cerberus and its affiliates for which they receive compensation. We recognize such compensation as an expense in the consolidated financial statements.
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
We account for our investments in VIEs in accordance with ASC 810 - Consolidation. In cases where we have (i) the power to direct the activities of the VIE that most significantly impact its economic performance and (ii) the obligation to absorb losses of the VIE that could potentially be significant or the right to receive benefits from the entity that could potentially be significant to the VIE, we consolidate the entity. Alternatively, in cases where all of the aforementioned criteria are not met, the investment is accounted for under the equity method. As of December 31, 2016, we accounted for PaTH, CRS, Babcock, GRS and GLS as equity method investments. Alternatively, we consolidated DIFZ based on the aforementioned criteria. We present our share of the PaTH, CRS, GRS and GLS earnings in Earnings from equity method investees as these joint ventures are considered operationally integral.
PaTH is a joint venture formed in May 2006 with two other partners for the purpose of procuring government contracts with the Federal Emergency Management Authority.
CRS is a joint venture formed in March 2006 with two other partners for the purpose of procuring government contracts with the U.S. Navy. During the year ended December 31, 2016, the CRS joint venture was dissolved and the CRS Delaware legal entity registration canceled; therefore, as of December 31, 2016 we will no longer recognize equity method income for the entity.
GRS is a joint venture formed in August 2010 with one partner for the purpose of procuring government contracts with the U.S. Navy. In January 2017, the GRS joint venture was dissolved and the GRS Delaware legal entity registration canceled; therefore, we will no longer recognize equity method income for the entity in calendar year 2017.
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
Babcock is a joint venture formed in January 2005 and currently provides services to the British Ministry of Defence. The economic rights in the Babcock joint venture are not considered operationally integral to the Company and therefore we present our share of the Babcock earnings in Other income, net.
Receivables due from our unconsolidated joint ventures totaled $0.1 million and $0.5 million as of December 31, 2016, December 31, 2015, respectively. These receivables are a result of items purchased and services rendered by us on behalf of our unconsolidated joint ventures. We have assessed these receivables as having minimal collection risk based on our historic experience with these joint ventures and our inherent influence through our ownership interest. We did not earn revenue from our unconsolidated joint ventures during the year ended December 31, 2016. The related revenue we earned from our unconsolidated joint ventures totaled $0.4 million and $3.9 million for the years ended December 31, 2015 and December 31, 2014, respectively. Additionally, we earned $1.1 million, $4.0 million, and $12.4 million in equity method income (includes operationally integral and non-integral income) for the years ended December 31, 2016, December 31, 2015 and December 31, 2014, respectively.
GLS’ revenue was $39.4 million, $27.8 million and $20.5 million for the years ended December 31, 2016, December 31, 2015 and December 31, 2014, respectively. GLS incurred an operating and net loss of $2.8 million, $2.8 million and $6.0 million for the years ended December 31, 2016, December 31, 2015, and December 31, 2014, respectively.
We currently hold one promissory note included in Other assets on our consolidated balance sheet from Palm Trading Investment Corp, which had an aggregate initial value of $9.2 million. The loan balance outstanding was $2.2 million and $2.5 million as of December 31, 2016 and December 31, 2015, respectively, reflecting the initial value plus accrued interest, less non-

cash dividend payments against the promissory note. The fair value of the note receivable is not materially different from its carrying value.
As discussed above and in accordance with ASC 810 - Consolidation, we consolidate DIFZ. The following tables present selected financial information for DIFZ as of December 31, 2016 and December 31, 2015 and for the years ended December 31, 2016, December 31, 2015 and December 31, 2014:

	As of
(Amounts in millions)	December 31, 2016	December 31, 2015
Assets	$4.2	$4.7
Liabilities	1.1	1.1

	For the years ended
(Amounts in millions)	December 31, 2016	December 31, 2015	December 31, 2014
Revenue	$179.4	$216.1	$297.7
The following tables present selected financial information for our equity method investees as of December 31, 2016 and December 31, 2015 and for the years ended December 31, 2016, December 31, 2015 and December 31, 2014:

	As of
(Amounts in millions)	December 31, 2016	December 31, 2015
Current assets	$27.7	$32.2
Total assets	29.3	32.2
Current liabilities	10.1	12.5
Total liabilities	10.1	12.5

	For the years ended
(Amounts in millions)	December 31, 2016	December 31, 2015	December 31, 2014
Revenue	$59.6	$101.8	$233.1
Gross profit	0.1	14.8	20.7
Net income	0.1	11.4	14.4
Many of our joint ventures and VIEs only perform on a single contract. The modification or termination of a contract under a joint venture or VIE could trigger an impairment in the fair value of our investment in these entities. In the aggregate, our maximum exposure to losses as a result of our investment consists of our (i) $7.8 million investment in unconsolidated subsidiaries, (ii) $0.1 million in receivables from our unconsolidated joint ventures, (iii) $2.2 million of notes receivable from Palm Trading Investment Corp, and (iv) contingent liabilities that were neither probable nor reasonably estimable as of December 31, 2016.

Note 13 — Consolidating Financial Statements of Subsidiary Guarantors
The New Notes issued by DynCorp International Inc. ("Subsidiary Issuer"), the Senior Credit Facility and the term loan under the Third Lien Credit Agreement are fully and unconditionally guaranteed, jointly and severally, by the Company ("Parent") and the following domestic subsidiaries of Subsidiary Issuer: DynCorp International LLC, DTS Aviation Services LLC, DynCorp Aerospace Operations LLC, DynCorp International Services LLC, DIV Capital Corporation, Dyn Marine Services of Virginia LLC, Services International LLC, Worldwide Management and Consulting Services LLC, Worldwide Recruiting and Staffing Services LLC, Heliworks LLC, Phoenix Consulting Group, LLC, Casals & Associates, Inc., Culpepper National Security Solutions LLC, and Highground Global, Inc. ("Subsidiary Guarantors"). The Senior Unsecured Notes are fully and unconditionally guaranteed, jointly and severally, by the Parent and the Subsidiary Guarantors other than Culpeper National Security Solutions LLC, and Highground Global, Inc. Each of the Subsidiary Issuer and the Subsidiary Guarantors is 100% owned by the Company. Under the Senior Unsecured Notes Indenture and the Indenture governing the New Notes, a guarantee of a Subsidiary Guarantor will terminate upon the following customary circumstances: (i) the sale of the capital stock of such Subsidiary Guarantor if such sale complies with the indenture; (ii) the designation of such Subsidiary Guarantor as an unrestricted subsidiary; (iii) if such Subsidiary Guarantor no longer guarantees certain other indebtedness of the Subsidiary Issuer or (iv) the defeasance or discharge of the indenture.

The following condensed consolidating financial statements present (i) condensed consolidating balance sheets as of December 31, 2016 and December 31, 2015, (ii) the condensed consolidating statement of operations and comprehensive loss for the years ended December 31, 2016, December 31, 2015 and December 31, 2014, (iii) condensed consolidating statements of cash flows for the years ended December 31, 2016, December 31, 2015 and December 31, 2014 and (iv) elimination entries necessary to consolidate Parent and its subsidiaries.
The Parent company, the Subsidiary Issuer, the combined Subsidiary Guarantors and the combined subsidiary non-guarantors account for their investments in subsidiaries using the equity method of accounting; therefore, the Parent column reflects the equity income of the subsidiary and its subsidiary guarantors, and subsidiary non-guarantors. Additionally, the Subsidiary Guarantors column reflects the equity income of its subsidiary non-guarantors.
DynCorp International Inc. is considered the Subsidiary Issuer as it issued the Senior Unsecured Notes and the New Notes.

Delta Tucker Holdings, Inc. and Subsidiaries
Condensed Consolidating Statement of Operations Information
For the year ended December 31, 2016

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$—	$1,852,089	$203,992	$(219,927)	$1,836,154
Cost of services	—	—	(1,653,930)	(202,251)	219,850	(1,636,331)
Selling, general and administrative expenses	—	—	(139,412)	(186)	67	(139,531)
Depreciation and amortization expense	—	—	(34,190)	(709)	10	(34,889)
Earnings from equity method investees	—	—	1,066	—	—	1,066
Impairment of goodwill, intangibles and long lived assets	—	—	(1,782)	—	—	(1,782)
Operating income	—	—	23,841	846	—	24,687
Interest expense	—	(69,208)	(3,153)	—	—	(72,361)
Loss on early extinguishment of debt	—	(328)	—	—	—	(328)
Interest income	—	—	205	7	—	212
Equity in loss of consolidated subsidiaries	(54,064)	(8,864)	(438)	—	63,366	—
Other income (loss), net	—	—	5,117	(182)	—	4,935
(Loss) income before income taxes	(54,064)	(78,400)	25,572	671	63,366	(42,855)
Benefit (provision) for income taxes	—	24,336	(34,438)	(36)	—	(10,138)
Net (loss) income	(54,064)	(54,064)	(8,866)	635	63,366	(52,993)
Noncontrolling interest	—	—	—	(1,071)	—	(1,071)
Net loss attributable to Delta Tucker Holdings, Inc.	$(54,064)	$(54,064)	$(8,866)	$(436)	$63,366	$(54,064)

Delta Tucker Holdings, Inc. and Subsidiaries
Condensed Consolidating Statement of Operations Information
For the year ended December 31, 2015

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$—	$1,937,385	$241,716	$(255,924)	$1,923,177
Cost of services	—	—	(1,739,280)	(238,254)	255,855	(1,721,679)
Selling, general and administrative expenses	—	—	(144,625)	(115)	65	(144,675)
Depreciation and amortization expense	—	—	(33,857)	(1,133)	4	(34,986)
Earnings from equity method investees	—	—	140	—	—	140
Impairment of goodwill, intangibles and long lived assets	—	—	(96,696)	—	—	(96,696)
Operating (loss) income	—	—	(76,933)	2,214	—	(74,719)
Interest expense	—	(65,689)	(3,135)	—	—	(68,824)
Interest income	—	—	103	7	—	110
Equity in (loss) income of consolidated subsidiaries	(132,602)	(89,904)	149	—	222,357	—
Other income, net	—	—	3,952	16	—	3,968
(Loss) income before income taxes	(132,602)	(155,593)	(75,864)	2,237	222,357	(139,465)
Benefit (provision) for income taxes	—	22,991	(14,040)	(279)	—	8,672
Net (loss) income	(132,602)	(132,602)	(89,904)	1,958	222,357	(130,793)
Noncontrolling interest	—	—	—	(1,809)	—	(1,809)
Net (loss) income attributable to Delta Tucker Holdings, Inc.	$(132,602)	$(132,602)	$(89,904)	$149	$222,357	$(132,602)

Delta Tucker Holdings, Inc. and Subsidiaries
Condensed Consolidating Statement of Operations Information
For the year ended December 31, 2014

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$—	$2,268,349	$315,551	$(331,591)	$2,252,309
Cost of services	—	—	(2,092,339)	(312,110)	331,584	(2,072,865)
Selling, general and administrative expenses	—	—	(146,623)	(265)	7	(146,881)
Depreciation and amortization expense	—	—	(47,979)	(603)	—	(48,582)
Earnings from equity method investees	—	—	489	9,588	—	10,077
Impairment of goodwill, intangibles and long lived assets	—	—	(214,004)	—	—	(214,004)
Operating (loss) income	—	—	(232,107)	12,161	—	(219,946)
Interest expense	—	(68,221)	(2,562)	—	—	(70,783)
Loss on early extinguishment of debt	—	(1,362)	—	—	—	(1,362)
Interest income	—	—	198	23	—	221
Equity in (loss) income of consolidated subsidiaries	(269,780)	(224,551)	10,174	—	484,157	—
Other income (expense), net	—	—	3,736	(56)	—	3,680
(Loss) income before income taxes	(269,780)	(294,134)	(220,561)	12,128	484,157	(288,190)
Benefit (provision) for income taxes	—	24,354	(3,990)	206	—	20,570
Net (loss) income	(269,780)	(269,780)	(224,551)	12,334	484,157	(267,620)
Noncontrolling interest	—	—	—	(2,160)	—	(2,160)
Net (loss) income attributable to Delta Tucker Holdings, Inc.	$(269,780)	$(269,780)	$(224,551)	$10,174	$484,157	$(269,780)

Delta Tucker Holdings, Inc. and Subsidiaries
Condensed Consolidating Statement of Comprehensive Loss
For the year ended December 31, 2016

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Net (loss) income	$(54,064)	$(54,064)	$(8,866)	$635	$63,366	$(52,993)
Other comprehensive loss:
Currency translation adjustment	(233)	(233)	—	(233)	466	(233)
Other comprehensive loss, before tax	(233)	(233)	—	(233)	466	(233)
Income tax benefit related to items of other comprehensive loss	83	83	—	83	(166)	83
Other comprehensive loss	(150)	(150)	—	(150)	300	(150)
Comprehensive (loss) income	(54,214)	(54,214)	(8,866)	485	63,666	(53,143)
Noncontrolling interest	—	—	—	(1,071)	—	(1,071)
Comprehensive loss attributable to Delta Tucker Holdings, Inc.	$(54,214)	$(54,214)	$(8,866)	$(586)	$63,666	$(54,214)

Delta Tucker Holdings, Inc. and Subsidiaries
Condensed Consolidating Statement of Comprehensive Loss
For the year ended December 31, 2015

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Net (loss) income	$(132,602)	$(132,602)	$(89,904)	$1,958	$222,357	$(130,793)
Other comprehensive loss:
Currency translation adjustment	(122)	(122)	—	(122)	244	(122)
Other comprehensive loss, before tax	(122)	(122)	—	(122)	244	(122)
Income tax benefit related to items of other comprehensive loss	43	43	—	43	(86)	43
Other comprehensive loss	(79)	(79)	—	(79)	158	(79)
Comprehensive (loss) income	(132,681)	(132,681)	(89,904)	1,879	222,515	(130,872)
Noncontrolling interest	—	—	—	(1,809)	—	(1,809)
Comprehensive (loss) income attributable to Delta Tucker Holdings, Inc.	$(132,681)	$(132,681)	$(89,904)	$70	$222,515	$(132,681)

Delta Tucker Holdings, Inc. and Subsidiaries
Condensed Consolidating Statement of Comprehensive Loss
For the year ended December 31, 2014

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Net (loss) income	$(269,780)	$(269,780)	$(224,551)	$12,334	$484,157	$(267,620)
Other comprehensive loss:
Currency translation adjustment	(131)	(131)	—	(131)	262	(131)
Other comprehensive loss, before tax	(131)	(131)	—	(131)	262	(131)
Income tax benefit related to items of other comprehensive loss	47	47	—	47	(94)	47
Other comprehensive loss	(84)	(84)	—	(84)	168	(84)
Comprehensive (loss) income	(269,864)	(269,864)	(224,551)	12,250	484,325	(267,704)
Noncontrolling interest	—	—	—	(2,160)	—	(2,160)
Comprehensive (loss) income attributable to Delta Tucker Holdings, Inc.	$(269,864)	$(269,864)	$(224,551)	$10,090	$484,325	$(269,864)

Delta Tucker Holdings, Inc. and Subsidiaries
Condensed Consolidating Balance Sheet Information
December 31, 2016

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
	ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$106,416	$11,802	$—	$118,218
Restricted cash	—	6,944	720	—	—	7,664
Accounts receivable, net	—	—	304,729	2,525	(6,999)	300,255
Intercompany receivables	—	—	183,587	9,827	(193,414)	—
Prepaid expenses and other current assets	—	—	63,776	2,516	(598)	65,694
Total current assets	—	6,944	659,228	26,670	(201,011)	491,831
Property and equipment, net	—	—	15,788	848	—	16,636
Goodwill	—	—	9,694	32,399	—	42,093
Tradenames, net	—	—	28,536	—	—	28,536
Other intangibles, net	—	—	84,069	—	—	84,069
Investment in subsidiaries	—	572,176	54,538	—	(626,714)	—
Other assets, net	—	—	10,575	2,797	—	13,372
Total assets	$—	$579,120	$862,428	$62,714	$(827,725)	$676,537

	LIABILITIES & DEFICIT
Current liabilities:
Current portion of long-term debt	$—	$62,843	$—	$—	$—	$62,843
Accounts payable	—	—	67,287	3,859	(1,404)	69,742
Accrued payroll and employee costs	—	—	92,036	3,544	—	95,580
Intercompany payables	45,086	138,501	9,827	—	(193,414)	—
Deferred income taxes	—	—	—	26	(26)	—
Accrued liabilities	222,306	30,469	78,926	747	(228,370)	104,078
Income taxes payable	—	—	9,406	—	(103)	9,303
Total current liabilities	267,392	231,813	257,482	8,176	(423,317)	341,546
Long-term debt	—	569,613	—	—	—	569,613
Long-term deferred taxes	—	—	14,825	—	—	14,825
Other long-term liabilities	—	—	12,490	—	—	12,490
Noncontrolling interests	—	—	5,455	—	—	5,455
(Deficit) equity	(267,392)	(222,306)	572,176	54,538	(404,408)	(267,392)
Total liabilities and deficit	$—	$579,120	$862,428	$62,714	$(827,725)	$676,537

Delta Tucker Holdings, Inc. and Subsidiaries
Condensed Consolidating Balance Sheet Information
December 31, 2015

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
	ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$95,365	$13,417	$—	$108,782
Restricted cash	—	—	721	—	—	721
Accounts receivable, net	—	—	389,773	11	(3,687)	386,097
Intercompany receivables	—	—	199,364	15,180	(214,544)	—
Prepaid expenses and other current assets	—	—	54,364	1,825	(506)	55,683
Assets held for sale	—	—	7,913	—	—	7,913
Total current assets	—	—	747,500	30,433	(218,737)	559,196
Property and equipment, net	—	—	14,617	1,077	—	15,694
Goodwill	—	—	9,694	32,399	—	42,093
Tradenames, net	—	—	28,536	—	—	28,536
Other intangibles, net	—	—	113,256	223	—	113,479
Investment in subsidiaries	—	650,005	55,460	—	(705,465)	—
Long-term deferred taxes	—	—	13,364	—	—	13,364
Other assets, net	—	—	10,616	1,711	—	12,327
Total assets	$—	$650,005	$993,043	$65,843	$(924,202)	$784,689

	LIABILITIES & DEFICIT
Current liabilities:
Current portion of long-term debt	$—	$184,866	$—	$—	$—	$184,866
Accounts payable	—	—	85,374	6,138	(902)	90,610
Accrued payroll and employee costs	—	—	96,800	3,881	—	100,681
Intercompany payables	45,079	154,285	15,180	—	(214,544)	—
Deferred income taxes	—	—	27,310	24	—	27,334
Accrued liabilities	168,883	27,572	90,013	340	(172,090)	114,718
Liabilities held for sale	—	—	784	—	—	784
Income taxes payable	—	—	8,214	—	(84)	8,130
Total current liabilities	213,962	366,723	323,675	10,383	(387,620)	527,123
Long-term debt	—	452,165	—	—	—	452,165
Other long-term liabilities	—	—	13,571	—	—	13,571
Noncontrolling interests	—	—	5,792	—	—	5,792
(Deficit) equity	(213,962)	(168,883)	650,005	55,460	(536,582)	(213,962)
Total liabilities and deficit	$—	$650,005	$993,043	$65,843	$(924,202)	$784,689

Delta Tucker Holdings, Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flow Information
For the year ended December 31, 2016

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$557	$70,747	$(11,096)	$(18,116)	$(939)	$41,153
Cash flows from investing activities:
Purchase of property and equipment	—	—	(5,322)	(24)	—	(5,346)
Proceeds from sale of property and equipment	—	—	832	—	—	832
Purchase of software	—	—	(2,634)	—	—	(2,634)
Restriction on cash related to Cerberus 3L notes	—	(6,943)	—	—	—	(6,943)
Return of capital from equity method investees	—	—	2,557	—	—	2,557
Contributions to equity method investees	—	—	(5,406)	—	—	(5,406)
Net transfers from affiliates	—	—	50,523	18,403	(68,926)	—
Net cash (used in) provided by investing activities	—	(6,943)	40,550	18,379	(68,926)	(16,940)
Cash flows from financing activities:
Borrowings on revolving credit facilities	—	18,000	—	—	—	18,000
Payments on revolving credit facilities	—	(18,000)	—	—	—	(18,000)
Payments on senior secured credit facility	—	(187,272)	—	—	—	(187,272)
Borrowing under new senior credit facility	—	192,882	—	—	—	192,882
Borrowing under Cerberus 3L notes	—	30,000	—	—	—	30,000
Payment to bondholders for Exchange Offer	—	(45,000)	—	—	—	(45,000)
Payments of deferred financing cost	—	(4,998)	—	—	—	(4,998)
Equity contribution from affiliates of Cerberus	—	550	—	—	—	550
Payment of dividends to noncontrolling interests	—	—	—	(1,878)	939	(939)
Net transfers to affiliates	(557)	(49,966)	(18,403)	—	68,926	—
Net cash used in financing activities	(557)	(63,804)	(18,403)	(1,878)	69,865	(14,777)
Net increase (decrease) in cash and cash equivalents	—	—	11,051	(1,615)	—	9,436
Cash and cash equivalents, beginning of period	—	—	95,365	13,417	—	108,782
Cash and cash equivalents, end of period	$—	$—	$106,416	$11,802	$—	$118,218

Delta Tucker Holdings, Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flow Information
For the year ended December 31, 2015

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$563	$33,182	$(9,991)	$(3,178)	$(1,004)	$19,572
Cash flows from investing activities:
Purchase of property and equipment	—	—	(2,026)	(1,153)	—	(3,179)
Proceeds from sale of property and equipment	—	—	526	—	—	526
Purchase of software	—	—	(1,555)	—	—	(1,555)
Return of capital from equity method investees	—	—	4,590	—	—	4,590
Contributions to equity method investees	—	—	(3,117)	—	—	(3,117)
Net transfer from affiliates	—	—	34,745	13,052	(47,797)	—
Net cash provided by investing activities	—	—	33,163	11,899	(47,797)	(2,735)
Cash flows from financing activities:
Borrowings on indebtedness	—	218,800	—	—	—	218,800
Payments on indebtedness	—	(218,800)	—	—	—	(218,800)
Borrowings under other financing arrangements	—	—	(2,055)	—	—	(2,055)
Payments under other financing arrangements	—	1,000	—	—	—	1,000
Payment of dividends to noncontrolling interests	—	—	—	(2,008)	1,004	(1,004)
Net transfers to affiliates	(563)	(34,182)	(13,052)	—	47,797	—
Net cash used in financing activities	(563)	(33,182)	(15,107)	(2,008)	48,801	(2,059)
Net increase in cash and cash equivalents	—	—	8,065	6,713	—	14,778
Cash and cash equivalents, beginning of period	—	—	87,300	6,704	—	94,004
Cash and cash equivalents, end of period	$—	$—	$95,365	$13,417	$—	$108,782

Delta Tucker Holdings, Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flow Information
For the year ended December 31, 2014

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net cash provided by operating activities	$333	$29,545	$(6,454)	$3,650	$(1,697)	$25,377
Cash flows from investing activities:
Purchase of property and equipment	—	—	(8,712)	—	—	(8,712)
Proceeds from sale of property and equipment	—	—	44	—	—	44
Purchase of software	—	—	(1,631)	—	—	(1,631)
Return of capital from equity method investees	—	—	5,625	—	—	5,625
Net transfer (to) from affiliates	—	—	(60,122)	(20,372)	80,494	—
Net cash used in investing activities	—	—	(64,796)	(20,372)	80,494	(4,674)
Cash flows from financing activities:
Borrowings on indebtedness	—	118,000	—	—	—	118,000
Payments on indebtedness	—	(208,000)	—	—	—	(208,000)
Payments of deferred financing cost	—	—	(1,740)	—	—	(1,740)
Borrowings under other financing arrangements	—	—	20,214	—	—	20,214
Payments under other financing arrangements	—	—	(24,321)	—	—	(24,321)
Payment of dividends to noncontrolling interests	—	—	—	(3,394)	1,697	(1,697)
Net transfer (to) from affiliates	(333)	60,455	20,372	—	(80,494)	—
Net cash (used in) provided by financing activities	(333)	(29,545)	14,525	(3,394)	(78,797)	(97,544)
Net decrease in cash and cash equivalents	—	—	(56,725)	(20,116)	—	(76,841)
Cash and cash equivalents, beginning of period	—	—	144,025	26,820	—	170,845
Cash and cash equivalents, end of period	$—	$—	$87,300	$6,704	$—	$94,004

Note 14— Subsequent Events
We evaluated potential subsequent events occurring after the period end date and determined no subsequent events merited disclosure for the year ended December 31, 2016, except as disclosed within the Notes to the consolidated financial statements.

Schedule I - Condensed Financial Information of Registrant
DELTA TUCKER HOLDINGS, INC.
CONDENSED BALANCE SHEETS

	As of
	December 31, 2016	December 31, 2015
(Amounts in thousands)
Other assets, net	$—	$—
Total assets	$—	$—

Liabilities	$267,392	$213,962
Deficit	(267,392)	(213,962)
Total liabilities and deficit	$—	$—
See notes to this schedule
DELTA TUCKER HOLDINGS, INC.
CONDENSED STATEMENTS OF OPERATIONS

	For the years ended
	December 31, 2016	December 31, 2015	December 31, 2014
(Amounts in thousands)
Equity in loss of subsidiaries, net of tax	$(54,064)	$(132,602)	$(269,780)
Loss before income taxes	(54,064)	(132,602)	(269,780)
Income tax benefit	—	—	—
Net loss	$(54,064)	$(132,602)	$(269,780)
See notes to this schedule
DELTA TUCKER HOLDINGS, INC.
CONDENSED STATEMENTS OF CASH FLOWS

For the years ended
	December 31, 2016	December 31, 2015	December 31, 2014
(Amounts in thousands)
Net cash from operating activities	$557	$563	$333
Net cash from investing activities	—	—	—
Net cash from financing activities	(557)	(563)	(333)
Net change in cash and cash equivalent	—	—	—
Cash and cash equivalents, beginning of period	—	—	—
Cash and cash equivalents, end of period	$—	$—	$—
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
Note 2 — Dividends Received from Consolidated Subsidiaries
We have received no dividends from our consolidated subsidiaries including DynCorp International Inc. which has covenants related to its long-term debt, including restrictions on dividend payments as of December 31, 2016. As the parent guarantor to DynCorp International Inc., we are subject to certain restrictions set forth under the Senior Credit Facility, including restrictions on the payment of dividends. As we are the holding company of DynCorp International Inc. and have no independent operations apart from DynCorp International Inc. and no assets other than our investment in DynCorp International Inc. and associated deferred taxes, our retained earnings and net income are fully encumbered by these restrictions.
Note 3 — Equity
Our equity was initially comprised of a capital contribution of $550.9 million. Between our inception and December 31, 2016, our equity has been impacted by our earnings, changes in other comprehensive loss and additional paid in capital.

Schedule II - Valuation and Qualifying Accounts
Delta Tucker Holdings, Inc.
For the years ended December 31, 2016, December 31, 2015 and December 31, 2014

(Amount in thousands)	Beginning of Period	Additions	Deductions from Reserve (1)	End of Period
Allowance for doubtful accounts:
December 31, 2013 — December 31, 2014	$1,621	$3,269	$(154)	$4,736
December 31, 2014 — December 31, 2015 (2)	$4,736	$15,314	$(3,767)	$16,283
December 31, 2015 — December 31, 2016	$16,283	$2,747	$(1,841)	$17,189

(1)	Deductions from reserve represents accounts written off, net of recoveries.

(2)	Additions in calendar year 2015 primarily driven by a balance sheet reclassification related to amounts billed during the year.

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
Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the

Act, for the period ended December 31, 2016. Based on the evaluation performed, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.
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
Changes in Internal Control Over Financial Reporting — There have been no changes in our internal control over financial reporting (as such term is defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management's Report on Internal Control Over Financial Reporting — The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with GAAP. Management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2016.

ITEM 9B. OTHER INFORMATION.
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The following are the names, ages and a brief account of the business experience for the past five years of our directors and executive officers as of March 7, 2017. Unless the context otherwise indicates, references herein to “we,” “our,” “us,” or “the Company” refer to Delta Tucker Holdings, Inc. and its consolidated subsidiaries.

Name	Age	Position
James E. Geisler	50	Non-executive Chairman of the Board of Directors
Chan Galbato	54	Director
General Michael Hagee (USMC Ret.)	72	Director
Brett Ingersoll	53	Director
General John Tilelli (USA Ret.)	75	Director
Michael Sanford	35	Director
Kim Fennebresque	66	Director
Lee Van Arsdale	64	Director
Lewis Von Thaer	56	Chief Executive Officer and Director
William T. Kansky	55	Senior Vice President and Chief Financial Officer
Gregory S. Nixon	53	Senior Vice President, Chief Administrative Officer, Chief Legal Officer and Corporate Secretary
George C. Krivo	54	Senior Vice President and Chief Operating Officer
Randall Bockenstedt	62	Senior Vice President, DynLogistics
Mark Mirelez	46	Vice President, AELS
Scott Rauer	50	Vice President, AOLC
Steven T. Schorer	58	Vice President, Strategic Development
Joseph M. Ford	57	Senior Vice President, Business Development
Barbara D. Walker	56	Senior Vice President, Human Resources

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
James E. Geisler is an employee of COAC who has served as our Non-executive Chairman of the Board of Directors since June 2015. Mr. Geisler joined COAC in August 2014 and served as our Interim Chief Executive Officer from August 2014 to June 2015. Mr. Geisler is currently a director of the Company and has been a director since September 2012. He has been a member of the Company's Audit Committee and Business, Ethics and Compliance Committee since September 2012, except for the period of time when he served as Interim Chief Executive Officer. Prior to joining COAC, Mr. Geisler was the Chief Operating Officer and Chief Financial Officer at CreoSalus, a Kentucky-based life-science company. Before joining CreoSalus in 2010, Mr. Geisler spent 17 years at United Technologies Corporation in roles including co-Chief Financial Officer and also as Vice President of Strategy leading business development and acquisitions. In addition to the Company's Board of Directors, Mr. Geisler is a director of PaxVax, Renovalia, Remington Arms, CTA Acoustics, and Keane Holding Group. He holds a Master's in Business Administration from the University of Virginia's Darden Graduate School of Business Administration and a Bachelor of Business Administration from the University of Kentucky. Mr. Geisler was selected to serve as the Non-executive Chairman of our Board of Directors because of his operational expertise as the Company’s Interim Chief Executive Officer and his extensive business management, board oversight and business development experience.
Chan Galbato currently serves as the Chief Executive Officer of COAC, a position he has held since March 2012. Mr. Galbato served as a Senior Operating Executive of Cerberus Capital Management, L.P. ("Cerberus") since 2009. He also serves as Chairman of Avon Products, Inc., Director of New Avon LLC, Director of Blue Bird Corporation, Chairman of YP Holdings LLC and is a member of the board of directors of Steward Health Care LLC. Prior to joining Cerberus, Mr. Galbato served as the Chief Executive Officer and President of the Controls Group at Invensys PLC, the President of Services for The Home Depot, and President and Chief Executive Officer of Armstrong Floor Products. From 2006 to 2013, he was also a director of the Brady Corporation, most recently as its Lead Director. He holds a Master’s degree in Business Administration from the University of Chicago and a Bachelor’s degree in economics from the State University of New York. Mr. Galbato was selected to serve as one of our directors because of his extensive experience in financing, private equity investments and board service.

General Michael Hagee (USMC Ret.) has been a director since July 2010. He is President and CEO of the Admiral Nimitz Foundation and is an independent consultant to corporate executives and business leaders. He served more than 38 years in the U.S. Marine Corps, finishing his active duty career as the 33rd Commandant of the Marine Corps and a member of the Joint Chiefs of Staff. General Hagee holds Master's degrees in electrical engineering and national security studies from the U.S. Naval Academy. He currently serves as a Non-Executive Director of Cobham, PLC. He previously served on the U.S. DoD Science Board and the National Security Advisory Council for the Center for U.S. Global Engagement and U.S. Global Leadership Campaign. General Hagee was selected to serve as one of our directors due to his extensive knowledge about our two largest clients - the DoD and the DoS - and substantial board and oversight experience, which allows him to bring additional perspective to our Board of Directors.
Brett Ingersoll has been a director since July 2010. Mr. Ingersoll has served as Senior Managing Director and Co-Head of Private Equity at Cerberus since January 2002. He is also a member of the boards of directors of PaxVax, Steward Healthcare System and Covis Pharmaceuticals. Mr. Ingersoll holds a Bachelor's degree in economics from Brigham Young University and a Master's degree in business administration from Harvard Business School. Mr. Ingersoll was selected to serve as one of our directors because he has extensive experience in financing, private equity investments and board service.
General John Tilelli (USA Ret.) has been a director since July 2010 and currently serves on the Board of Directors of VTK Miltope. General Tilelli is currently Chairman and CEO of Cypress International, Inc. He served two combat tours in Vietnam, commanded the 1st Cavalry Division during Operations Desert Shield and Desert Storm, and served four times in Germany. General Tilelli served as the Vice Chief of Staff of the Army, and concluded his active duty career as Commander in Chief of the United Nations Command, Republic of Korea, U.S. Combined Forces, and U.S. Forces Korea. He was appointed as President and CEO of the USO Worldwide Operations in March 2000. General Tilelli holds a Bachelor's degree in economics from Pennsylvania Military College, now Widener University, and was commissioned as an Armor Officer. He earned a Master's degree in administration from Lehigh University and graduated from the Army War College. General Tilelli was awarded honorary doctoral degrees by Widener University and the University of Maryland. General Tilelli was selected to serve as one of our directors due to his extensive knowledge about our two largest clients - the DoD and the DoS - and substantial board and oversight experience, which allows him to bring additional perspective to our Board of Directors.
Michael Sanford currently serves as a Managing Director, Co-Head of North American Private Equity, and a member of the Global Private Equity Investment Committee at Cerberus Capital Management, L.P. Prior to joining Cerberus in 2006, Mr. Sanford was at The Blackstone Group in its Restructuring and Reorganization Advisory Group. He also serves as the Chairman of the board of directors of Print Media LLC and as a member of the board of directors of Avon Products, Inc., New Avon LLC, YP Holdings LLC, Tier 1 Group LLC, and DynCorp International FZ-LLC. He holds a Bachelor’s degree with highest distinction in finance and international business from the Schreyer Honors College at the Pennsylvania State University. Mr. Sanford was selected to serve as one of our directors because he has extensive experience in financing and private equity investments.
Kim Fennebresque currently serves as a member of the Board of Directors at BlueLinx Holdings Inc. and as a senior advisor to Cowen Group Inc. (“Cowen”), a financial services company. He previously served as Chairman and Chief Executive Officer of Cowen and its predecessor SG Cowen from 1999 to 2008. Mr. Fennebresque currently serves on the Board of Directors of Ally Financial Inc. and Albertson’s LLC. Mr. Fennebresque served as Chairman of Dahlman Rose & Co., LLC (“Dahlman”), a financial services company, from 2010 to 2012, and as Chief Executive Officer of Dahlman from July 2011 until August 2012. He has also served as head of the corporate finance and mergers & acquisitions departments at UBS and was a general partner and co-head of investment banking at Lazard Frères & Co. Mr. Fennebresque also held various positions at The First Boston Corporation (now Credit Suisse). He is a graduate of Trinity College and Vanderbilt Law School. Mr. Fennebresque was selected to serve as one of our directors because he has extensive board, oversight and financing experience.
Lee Van Arsdale has been a director since January 2017 and also currently serves as the Chairman of the Board of Directors of Tier One Group. Mr. Van Arsdale has served as a principal in the Van Arsdale Associates, LLC since September 2009, a board member of the Thayer Leader Development Group since January 2010, and has been co-owner of American Manufacturer’s Group, LLC since March 2014. Mr. Van Arsdale served 25 years in the United States Army in three combat zones in leadership positions, and was decorated for valor with the Silver Star and Purple Heart. Following his military career, Mr. Van Arsdale was the Assistant General Manager for National Security Response at the Bechtel Nevada Corporation, he incorporated Unconventional Solutions, Inc. a private consulting firm, and he was the founding Executive Director of the University of Nevada Las Vegas Institute for Security Studies. Mr. Van Arsdale was the Chief Executive Officer of Triple Canopy, Inc. and previously served as chairman and president of M+M, Inc. Mr. Van Arsdale holds a Bachelor's degree in engineering from West Point, a Master's degree from the University of Colorado at Colorado Springs and is a graduate of the Armed Forces Staff College and the U.S. Army War College. Mr. Van Arsdale was selected to serve as one of our directors due to his extensive experience in and knowledge about our industry, which allows him to bring additional perspective to our Board of Directors.
Lewis Von Thaer has been our Chief Executive Officer since July 2015 and a director since June 2016. Mr. Von Thaer most recently served as President of the National Security Sector at Leidos Inc., responsible for leading the efforts in intelligence, surveillance, reconnaissance, cyber, logistics, and systems solutions. Prior to joining Leidos in 2013, Mr. Von Thaer was President of General Dynamics Advanced Information Systems and corporate vice president of General Dynamics Corporation. He also previously served as senior vice president of operations for General Dynamics Advanced Information Systems and was responsible for performance and acquisition integration throughout the enterprise. Until November 2003, Mr. Von Thaer served as General Dynamics Corporation's vice president and general manager of the company's Surveillance and Reconnaissance Systems strategic business unit. Mr. Von Thaer joined General Dynamics Corporation as vice president of engineering and chief technical officer when his previous employer, the Advanced Technology Systems division of Lucent Technologies, was acquired. He served as senior vice president for Advanced Technology Systems, responsible for all government programs, engineering, manufacturing, quality, contracting, and procurement. Mr. Von Thaer had worked at Lucent Technologies and its predecessor, AT&T Bell Laboratories, since 1983. Mr. Von Thaer holds a bachelor's degree in electrical engineering from Kansas State University and a master's degree in electrical engineering from Rutgers University. He serves as a member of the Defense Science Board, National Intelligence University Foundation, Tragedy Assistance Program for Survivors and is a member of the Executive Leadership Team for the American Heart Association’s annual Heart Walk. Mr. Von Thaer was selected to serve as one of our directors because of his operational expertise as the Company’s Chief Executive Officer and his extensive business management and business development experience.
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
Gregory S. Nixon is a Managing Director of COAC who has been seconded to us as our Senior Vice President, Chief Administrative Officer, Chief Legal Officer and Corporate Secretary where he oversees the legal, contracts, human resources and compliance affairs of the Company since he joined COAC in September 2014. From October 2013 to August 2014, Mr. Nixon served as Chief Legal Officer of CH2M Hill Companies, Ltd. Prior to CH2M Hill, Mr. Nixon served as our Senior Vice President, Corporate Secretary and General Counsel. Previously, Mr. Nixon worked for McKinsey & Company Inc., from August 2007 to September 2009 as a Vice President. From September 2002 to August 2007, he was at Booz Allen Hamilton Incorporated as a Principal. Mr. Nixon also practiced law at the international law firm of Howrey & Simon LLP in their Commercial Litigation Group and Intellectual Property Group. After serving as a commissioned officer in the U.S. Air Force, Mr. Nixon held senior government positions in the U.S. Government Accountability Office and served as special counsel in the Department of Defense. He is a retired Lieutenant Colonel in the U.S. Air Force Judge Advocate General’s Corps Reserve. Mr. Nixon is a licensed patent attorney. Mr. Nixon has a Bachelor’s of Science in mechanical engineering from Tuskegee University and a Juris Doctor degree from Georgetown University Law Center.
George C. Krivo is a COAC employee who has been seconded to us as our Chief Operating Officer as of October 2016. Prior to his current role, he was seconded to us as our Senior Vice President, DynGlobal since January 2016 and was seconded to us as our Senior Vice President, Business Development since he joined COAC in September 2014. From December 2010 to May 2014, Mr. Krivo was employed by us and held numerous positions, including serving as our Senior Vice President of DynLogistics from March 2013 until May 2014, our Senior Vice President of Business Development from January 2011 to March 2013 and our Vice President, Land Systems in our Global Platform Support Solutions segment from December 2010 to January 2011. Previously, Mr. Krivo served as vice president and division manager for Science Applications International Corporation (SAIC) before joining us in August 2009.  From August 2005 to December 2008, Mr. Krivo was vice president and general manager of DRS Technologies’ Engineering & Logistics Enterprise and led business development for the land vehicle electro-optical/infrared business. From 1985 to 2005, Mr. Krivo served as an active duty commissioned officer in the U.S. Army. Mr. Krivo’s military experience includes serving as policy advisor to the chairman of the Joint Chiefs of Staff; strategy advisor to the Chief of Staff of the Army, senior military spokesperson for coalition forces in Iraq, operations officer for a Patriot missile brigade in Germany and commander of an armored and mechanized Task Force in Bosnia. Mr. Krivo holds a Master of Arts from the University of Oklahoma and a Bachelor of Arts from Cornell College.

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

Mark Mirelez has been our Vice President, AELS since October 2016. Mr. Mirelez joined the Company in February 2010 and served in several leadership roles, including our Vice President of Supply Chain and our Vice President of DynAviation’s Air Force business area team. Previously, Mr. Mirelez served as senior vice president of Norvell Electronics and senior director of subcontracts at Rockwell Collins. Mr. Mirelez has over twenty years of supply chain and finance experience, which began with his service in the U.S. Air Force. He holds a Master’s of Science degree from Abilene Christian University and a Bachelor’s of Science degree from the United States Air Force Academy in Colorado Springs, Colorado.

Scott Rauer has been our Vice President, AOLC since October 2016. Mr. Rauer joined the Company in January 2013 and prior to his current role, he led our DynAviation Army business area team. He previously served as the Army Programs Manager for Northrop Grumman Electronics Systems and has over 28 years of experience in the aerospace and defense industry, having held leadership positions in both military and commercial organizations. Mr. Rauer retired from the United States Army in 2011 at the rank of Colonel having finished his 22 year career as the Kiowa Warrior Product Manager. He holds a Master’s Degree in Aerospace Engineering from the Georgia Institute of Technology, a Bachelor’s Degree in Engineering Physics from the United States Military Academy and is a graduate of the United States Naval Test Pilot School.

Steven T. Schorer was our Vice President of Strategic Development from October 2016 to March 2017 and previously was our President, Aviation Group Leader from May 2015 until October 2016. Effective March 17, 2017, Mr. Schorer's employment as Vice President of Strategic Development was terminated. Mr. Schorer worked as an independent consultant from December 2013 until April 2015 and he served as our President from November 2010 to November 2013. Mr. Schorer joined the company in April 2009 as President of our operating company’s Global Platform Support Solutions segment. Mr. Schorer has more than 25 years of experience in the aerospace and defense industry, and a diverse background in general management, international business development, program management, and engineering. From 2003 to 2008, he was President of the C4I segment at DRS Technologies, Inc., a $1.5 billion operation with 22 sites and over 5,000 employees. Before that, Mr. Schorer served as president and general manager of the Ocean Systems Division of L-3 Communications. He has also worked for Allied Signal Aerospace, Lockheed Missiles and Space, Raytheon, and Hughes Aircraft. Mr. Schorer has a Bachelor of Science degree in electrical engineering from the University of Massachusetts. He completed executive management programs at the Anderson School of Executive Management, University of California, Los Angeles, and at the American Graduate School of International Management in Phoenix.

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

Barbara D. Walker has been our Senior Vice President, Human Resources since January 2016. From September 2006 to December 2015, Ms. Walker held various executive level human resources positions within the Company including leading our former DynAviation segment Human Resources and our Worldwide Recruiting and Staff Services function. She has been a part of the Company since 1979, having held progressively more senior level roles throughout this time, each with increasing responsibility.

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
We have a comprehensive and longstanding ethics and compliance program in support of our Code. It includes mandatory training on a wide range of topics, consistent communication, and a robust system to report concerns or potential violations. We are guided at all times by the highest standards of integrity, whether dealing with customers, co-workers, or others. By operating each day with this commitment in mind we can provide a solid return to our shareholders, develop meaningful work for our employees, and create something of value for our communities. The Code addresses, among other matters, the obligation of accounting and financial personnel to maintain accurate records of the Company's operations, comply with laws and report violations. Our Code is posted on our website, http://www.dyn-intl.com, under the heading “Investor Relations - Corporate Governance”.

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
COMMITTEES OF THE BOARD OF DIRECTORS
The Board has established three standing committees: (1) Audit, (2) Business Ethics and Compliance and (3) Compensation. In addition, special committees may be established under the direction of the Board when necessary to address specific issues. As of December 31, 2016 the committees consisted of the following members of the Board:

Name	Audit (1)	Business Ethics and Compliance (1)	Compensation (1)
James E. Geisler	X	X	X
Chan Galbato			X
General Michael Hagee (USMC Ret.)	X	C	X
Brett Ingersoll	X		C
General John Tilelli (USA Ret.)	C	X	X
Michael Sanford	X
Kim Fennebresque	X
Lewis Von Thaer
C - Committee Chairman
X - Committee Member

(1)	Lee Van Arsdale was appointed to the Board of Directors in January 2017 and as of January 2017 serves as a member of each of the three standing committees.
STANDING COMMITTEES
Audit Committee
The Audit Committee oversees risks related to the Company's financial statements, the financial reporting process, certain compliance issues and accounting matters. The Audit Committee is also responsible for the oversight of (i) management's assessment of internal controls; (ii) our internal audit function; (iii) the Company's policies and practices with respect to enterprise risk management programs and processes; and (iv) audits of the Company's financial statements on behalf of the Board. Among other duties, it is directly responsible for the selection and oversight of our independent auditors. The functions of the Audit Committee are further described in the Audit Committee's charter. The Audit Committee met five times during the year ended December 31, 2016. The Audit Committee met on March 7, 2017 in relation to the year ended December 31, 2016. The Audit Committee’s charter is available on our website, http://www.dyn-intl.com, under the heading “Investor Relations — Corporate Governance.”
Even though our stock is not publicly traded as of the Merger, in accordance with our Corporate Governance Guidelines, members of the Audit Committee who are determined by the Board to be independent, if any, within the meaning of our Corporate Governance Guidelines must satisfy the requirements of the New York Stock Exchange (“NYSE”). The Board determined that General Tilelli, General Hagee, and Mr. Fennebresque are independent Directors for calendar year 2016 and Mr. Van Arsdale is an independent Director as of January 2017. Mr. Geisler, Mr. Ingersoll and Mr. Sanford are not considered as independent Directors because of their employment with Cerberus.
The Board does not prohibit its members from serving on boards or committees of other organizations, and has not adopted any specific guidelines limiting such activities. However, the service on boards or committees should be consistent with the Company's conflict of interest policies and the terms of the charters of the various committees of the Board.
The Board has determined that Messrs. Geisler, Ingersoll, Hagee, Sanford and Fennebresque are “audit committee financial experts” as defined by the United States Securities and Exchange Commission (“SEC”) rules. Mr. Geisler, General Hagee, Mr. Ingersoll, Mr. Sanford and Mr. Fennebresque currently serve on the Audit committees of other public companies in addition to our Audit Committee, and the Board has determined that their simultaneous service does not impair their ability to serve effectively on the Company's Audit Committee.
Business Ethics and Compliance Committee
The Business Ethics and Compliance Committee is responsible for (i) overseeing and monitoring the Company's conformance with good business practices, public image and Government and industry standards, (ii) assisting the Board in its general oversight of the Company's compliance with the legal and regulatory requirements of the Company's business operations and (iii) overseeing the ethics and compliance program, including the compliance with the Code.

The Business Ethics and Compliance Committee's charter is available on our website, http://www.dyn-intl.com, under the heading “Investor Relations - Corporate Governance.”
Compensation Committee
Our Compensation Committee is responsible for making recommendations to the Board concerning the compensation of the CEO and other executive officers, including the appropriateness of salary, incentive compensation, equity-based compensation plans and certain other benefit plans. Our Compensation Committee evaluates the performance of the CEO and other executive officers in setting their compensation levels and considers the Company's performance, as well as other factors deemed appropriate by our Compensation Committee. Our Compensation Committee occasionally engages independent consulting firms to review and evaluate various elements of the CEO's and other executive officers' total compensation, as discussed below under “Compensation Discussion and Analysis.” Our Compensation Committee met four times during the year ended December 31, 2016.
Our Compensation Committee’s charter is available on our website, http://www.dyn-intl.com, under the heading “Investor Relations — Corporate Governance.”

ITEM 11. EXECUTIVE COMPENSATION.
COMPENSATION DISCUSSION AND ANALYSIS
Overview
This Compensation Discussion and Analysis ("CD&A") describes the policies and objectives underlying our compensation program for our Named Executive Officers (“NEOs”). Accordingly, this section addresses and analyzes each element of our NEOs' compensation program. Our NEOs were made up of our (1) current CEO, (2) current CFO and (3) three most highly compensated executive officers other than the CEO and CFO who were serving as executive officers as of December 31, 2016. This section also presents a series of tables containing specific information about the compensation awarded to, earned by or paid to our NEOs. For the year ended December 31, 2016, our NEOs were:

•	Lewis Von Thaer, Chief Executive Officer as of December 31, 2016, who is a named executive officer by reason of his position with us;

•	William T. Kansky, Senior Vice President and Chief Financial Officer as of December 31, 2016, who is a named executive officer by reason of his position with us;

•
George C. Krivo, a COAC employee seconded to us as Chief Operating Officer and former Senior Vice President, DynGlobal, who is a named executive officer by reason of his level of compensation as an executive officer;

•
Gregory S. Nixon, a COAC employee seconded to us as Senior Vice President, Chief Administrative Officer, Chief Legal Officer and Corporate Secretary, who is a named executive officer by reason of his level of compensation as an executive officer;

•
Steven T. Schorer, Vice President of Strategic Development and former President, Aviation Group Leader, who is a named executive officer by reason of his level of compensation as an executive officer. Effective March 17, 2017, Mr. Schorer's employment as Vice President of Strategic Development was terminated.

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
Executive Compensation Philosophy
Our Compensation Committee believes our compensation programs must assist us in attracting and retaining superior talent, and should motivate our NEOs to achieve our business objectives. Based on this philosophy, the compensation of our NEOs includes a combination of salary, annual incentive (i.e., cash bonuses), long-term incentives and in some instances equity compensation, and other employment benefits. Salary and other employment benefits are intended to provide a competitive foundation for attracting and retaining executives. The annual cash bonus is intended to incentivize and reward management for achieving financial milestones. The Company maintains an equity compensation plan and a long-term incentive plan for certain executives which together with cash compensation opportunities described below will provide competitive total remuneration when, and to the extent, investor objectives are realized. The Compensation Committee maintains such plans to better align compensation with investor objectives and to cause a portion of our NEOs' compensation to be contingent upon the long-term success of the Company.
Our Compensation Committee received advice and resources internally regarding the design of our executive compensation programs, including NEO pay practices. The Compensation Committee did not establish any specific percentile pay objectives during or for calendar year 2016. The Compensation Committee operates to ensure individual NEO compensation opportunities are commensurate with executive skills, leadership, performance and role impact. In addition, our Compensation Committee ensures that the aggregate cost of executive talent is generally within the range of competitive practice.
DynCorp Management LLC (“DynCorp Management”) maintains an Equity Incentive Plan to issue authorized classes of membership interests. DynCorp Management was formed in October 2013 between Cerberus Series Four Holdings LLC (“Cerberus Series Four”), Cerberus Partners II, L.P. (“CP II”), Defco Holdings, Inc. ("Holdings"), the non-member manager and certain members of management and outside directors (“Members” or future “Members”) of the Company, solely for acquiring, managing and disposing of shares of common stock of Holdings. All of DynCorp International Inc.'s issued and outstanding common stock is owned by the Company, and all of the Company's issued and outstanding common stock is owned by our parent, Holdings. Awards of DynCorp Management Class B-1 Interests, Class B-2 Interests and Class B-3 Interests are made to certain members of management and outside directors of Holdings and its subsidiaries, including Delta Tucker Holdings, Inc. The grant and vesting of the awards is contingent upon the executive’s consent to the terms and conditions set forth in the Class B-1 Interests, Class B-2 Interests and Class B-3 Interests Agreements.
The Company maintains a long-term cash incentive bonus for certain members of management and outside directors, where in the event of a change in control, subject to the continued employment with the Company by the various members of management through such a change in control and execution of a restrictive covenant agreement within fourteen days of receipt of such agreement, the various members of management shall be eligible to receive a cash incentive bonus. As of December 31, 2016 there was no impact to the financial statements as no triggering event had occurred.
Our long term cash incentive bonus was extended to certain executives as they were deemed necessary to the ongoing performance of the Company's, and its subsidiaries, operations. As such, the long term incentive bonus is intended to retain the services of the executives in the event of a change in control.
We are a party to employment agreements with Mr. Von Thaer, Mr. Kansky and Mr. Schorer which establish a minimum salary, annual incentive compensation targets and also provides for termination payments under certain circumstances. Additionally, Mr. Von Thaer is provided a supplemental transition bonus which is intended to compensate him for the loss of unvested equity in his prior firm when he joined us as our Chief Executive Officer. We believe that securing the agreement of these key individuals provides a reasonable level of income security for the executive and covenant protections for the business. The Board of Directors retains discretion to provide employment agreements to and execute on the Company's behalf secondment agreements for our NEOs.
Executive Compensation Oversight

Our executive compensation program is administered by our Compensation Committee. As reflected in its charter, our Compensation Committee is charged with reviewing and approving executive salaries, incentive arrangements, and goals and objectives relevant to the performance of our NEOs. Furthermore, our Compensation Committee is also responsible for overseeing all other aspects of executive compensation including executive benefits and perquisites, post-employment benefits and employment agreements. In addition, our Compensation Committee appraises the performance of our NEOs in light of these goals and objectives and sets compensation levels based on this evaluation.
Secondments
For those NEOs that are secondees to the Company, typically no compensation is paid directly by the Company to the NEO, except for discretionary service fee payments which may be paid directly to the seconded NEO due to administrative or timeliness reasons. Rather, COAC pays the NEO directly as the employer and the Company pays COAC pursuant to the applicable secondment agreement for the services provided to the Company by the NEO. The Company is not involved with setting compensation or benefits paid by COAC to our seconded NEOs.
Use of Consultants
Our Compensation Committee did not retain or otherwise use the services of a compensation consultant for the year ended December 31, 2016. The Compensation Committee may use the services of a compensation consultant in the future as it may determine in its discretion.
Elements of our Executive Compensation Program
The primary elements of our executive compensation program, which covers our non-seconded NEOs as well as other officers and key executives of the company, for the year ended December 31, 2016 were:

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
Base Salary
We pay our non-seconded NEOs a base salary as fixed compensation for their time, efforts and commitments throughout the year. Salary levels are typically reviewed annually as part of our performance review process as well as upon a promotion or other change in job responsibility. Our review cycle for base salary increases for calendar year 2016 occurred from January to March. Due to competitive pressures within our industry, we froze salary increases for calendar year 2014 and in some instances requested certain executives to take a voluntary, yet temporary, pay reduction to their base salary. In 2015, we restored these executives back to their previous salary levels.

In reviewing base salary, the Compensation Committee considers, among other performance standards, the NEO's contributions in assisting the Company in meeting its financial targets, improving operational efficiencies, creating and executing a clear strategy, leading and overseeing significant company driven projects and creating a winning culture of compliance and safety. Generalized competitive pay data in survey format is reviewed by our Compensation Committee as a reference point, but does not necessarily control the Compensation Committee's pay decisions.
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
Under the MIP, target bonus amounts for the year ended December 31, 2016 were based on a percentage of base salary, according to each non-seconded NEO's level and overall job responsibilities. This method of assigning each applicable NEO a MIP target bonus percentage is consistent with our compensation philosophy, as discussed within the “Executive Compensation Philosophy” section above. Actual incentive bonus compensation paid to each executive is reflected in column (f) of the “Summary Compensation Table” below, and further described below in the “NEOs on an Individualized Basis” section.
Specific target bonus percentages are set forth in the following table:

Covered NEO	Calendar Year	Annual Base Salary	Annual Target Bonus Percentage	Annual Target Bonus Amount
Mr. Von Thaer	2016	$800,000	100%	$800,000
Mr. Kansky	2016	$800,000	100%	$800,000
Mr. Krivo (1)	2016	$—	—%	$—
Mr. Nixon (1)	2016	$—	—%	$—
Mr. Schorer	2016	$675,000	100%	$675,000

(1)	As seconded executives, Mr. Krivo and Mr. Nixon do not participate in the MIP.
Bonuses are paid under the MIP based on the attainment of certain financial performance targets that were approved by our Compensation Committee, as set forth below. The MIP provides that the target bonus percentages and performance targets will be established annually during the first 90 days of the plan year. The corporate performance payout percentage for MIP payout was 120% of the target amount as of December 31, 2016. The Compensation Committee may, in its sole discretion, increase or reduce the amount of any individual award.
For the year ended December 31, 2016, the financial performance metrics for our eligible NEOs included adjusted earnings before interest, tax, depreciation and amortization (“Adjusted EBITDA”), orders and free cash flow. Each eligible NEO's bonus payout formula is based on performance metrics tied to our consolidated performance. Adjusted EBITDA is calculated by adjusting EBITDA for the items described below. We use Adjusted EBITDA as it provides a meaningful measure of operational performance on a consolidated basis because it eliminates the effects of period to period changes in taxes, costs associated with capital investments and interest expense, and adjusts for certain items as defined in our New Senior Credit Facility and Indenture, see “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Measures” for additional information. We established orders as a key measure, as it measures future revenue related to new business and growth to existing business and is consistent with our long-term strategic operational growth plan. We reward effective management of free cash flow as it is reflects how well we are managing the cash flows of our operating activities.
Bonuses earned by our non-seconded NEOs under the MIP for performance for the year ended December 31, 2016, are reflected in column (f) of the “Summary Compensation Table” below. Our consolidated performance targets and actual results for the year ended December 31, 2016 were as follows:

Calendar Year Ended	Performance Metric	Performance Targets		Weighting of Performance Metrics	Actual Results
December 31, 2016	Adjusted EBITDA	$88.1	million	60%	$101.0 million
	Orders (1)	$2,100.0	million	20%	$2,582.0 million
	Free Cash Flow (2)	$11.0	million	20%	$34.0 million

(1)
Orders utilized for performance metric purposes are calculated as the funded and unfunded net changes to contract values, including exercised and unexercised options as of December 31, 2016. Estimated future task orders under IDIQ contracts are not considered Orders until the task orders are awarded.

(2)	Free cash flow utilized for performance metric purposes is calculated as cash flows from operating activities less purchased property and equipment and purchased software in calendar year 2016.

Calendar Year 2016 Incentive Bonus Compensation

Approved bonuses are set forth in the following table:

Covered NEO	Calendar Year	Approved Bonus Amount (1)
Mr. Von Thaer	2016	$960,000
Mr. Kansky	2016	960,000
Mr. Krivo (2)	2016	—
Mr. Nixon (2)	2016	—
Mr. Schorer (3)	2016	—

(1)	This reflects the bonus amount approved by the Committee on March 7, 2017 for each NEO. As noted above, the approval percentage was 120% as of December 31, 2016.

(2)	As seconded executives, Mr. Krivo and Mr. Nixon do not participate in the MIP.

(3)	At the discretion of the Compensation Committee, Mr. Schorer was not awarded incentive bonus compensation based on his calendar year 2016 performance.
Long-Term Incentive Compensation Plan
The Company maintains a long-term cash incentive bonus for certain executives, where in the event of a change in control, subject to the executives’ continued employment with the Company through such a change in control and execution of a restrictive covenant agreement within fourteen days of receipt of the executed agreement, the executive shall be eligible to receive a cash incentive bonus as set forth in each respective individual's agreement.
Equity Incentive Plan
The Company maintains an Equity Incentive Plan to issue authorized classes of membership interests in DynCorp Management for the purpose of providing long-term equity compensation to certain members of management and outside directors. DynCorp Management granted Class B-1 Interests, Class B-2 Interests and Class B-3 Interests to certain executives employed by Holdings and its subsidiaries, including Delta Tucker Holdings, Inc. The vesting of the awards is contingent upon the NEO’s consent to the terms and conditions set forth in the Class B-1 Interests, Class B-2 Interests and Class B-3 Interests Agreements.
The Class B-1 Interests, Class B-2 Interests and Class B-3 Interests are subject to (i) time-based vesting in separate tranches based on the participants’ hire date (with each tranche subject to a specific “Vesting Date”); (ii) acceleration of vesting in certain circumstances (such as in the event of a change in control or termination of the executive without cause); and (iii) continued employment of the recipient by Holdings or its subsidiaries through the applicable Vesting Dates.
Mr. Von Thaer was the only NEO to receive new equity awards in calendar year 2016, for which he was granted Class B-3 Interests. The Class B-3 Interests participant shall vest in four equal installments of 25% each starting with the grant date, and then on June 15, 2017, June 15, 2018 and June 15, 2019. Time based vesting provides for ample retention incentives and economic Class B interests align investors and participants, such that participants are rewarded for successes in the business.

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
Our Compensation Committee established an Executive Benefits Plan for designated executives including our NEOs, under which they are reimbursed up to $15,000 per year on a pre-tax basis for annual physical examinations not covered by our group health plans, as well as personal income tax services and estate planning services. Payments under the Executive Benefits Plan are grossed up to compensate for income taxes on the payments. For the year ended December 31, 2016 payments in the aggregate tax adjusted amount of $34,256, were made to our NEOs under this plan and are reflected in column (g) of the Summary Compensation Table.
The cost we incurred in providing term life insurance benefits to each of our non-seconded NEOs is reflected in the "Cost of Insurance Policies" column of the “All Other Compensation" table below. This benefit is generally available to most U.S. based non-union employees.
Mr. Von Thaer, Mr. Schorer and Mr. Krivo are each provided with a special travel accident policy with a benefit payout amount of $3,000,000 and an annual premium of $18,025. Mr. Nixon was provided with a special travel accident policy with a benefit payout amount of $3,000,000 from January 1, 2016 to March 13, 2016 with an annual premium of $3,591. Mr. Kansky was not provided with a special travel accident policy during calendar year 2016. Each NEO's respective taxable share of the premium for such insurance is reflected in the "Cost of Insurance Policies" column of the “All Other Compensation" table below.
Employment Agreements and Post-Employment Benefits
Our Compensation Committee believes it generally to be in our best interests to design compensation programs that: (i) assist us in attracting and retaining qualified executive officers; (ii) provide certainty about the consequences of terminating certain executive officers’ employment; and (iii) most importantly, protect us by obtaining post-termination covenants. Mr. Von Thaer, Mr. Kansky and Mr. Schorer are the only NEOs with employment agreements as of December 31, 2016. See further discussion in the Executive Compensation section below.

NEO Compensation on an Individualized Basis
The following paragraphs describe the manner in which our Compensation Committee determined the specified amount of each element of compensation for non-seconded NEOs on an individualized basis for the year ended December 31, 2016. Actual compensation under the MIP may differ from targeted compensation based on the achievement of Company annual financial performance targets or through discretionary action by our Compensation Committee. See the “Base Salary,” “Incentive Bonus Compensation” and the "Equity Incentive Plan" for general discussion on the compensation elements discussed below. Other compensation, including 401(k) matching, professional fees reimbursement and related benefits generally available to all domestic employees, are provided to the NEOs, but are not a significant portion of their compensation.
Mr. Von Thaer's annual base salary was $800,000 as of December 31, 2016. Mr. Von Thaer's salary was established upon his employment as Chief Executive Officer in July 2015. For calendar year 2016 and forward, Mr. Von Thaer is eligible through our annual MIP program to earn a target annual incentive bonus compensation equal to 100% of his salary, with the opportunity to earn an amount above his target bonus if performance target levels are met or exceeded, as noted under "Incentive Bonus Compensation" above. Mr. Von Thaer received a supplemental transition bonus payment of $750,000 in July 2016 and is eligible to receive a supplemental transition bonus in the form of two additional payments of $750,000 in July 2017 and $1,500,000 in July 2018, subject to his continuing employment. The supplemental transition bonus is intended to compensate Mr. Von Thaer for the loss of unvested equity in his prior firm when he joined us as our Chief Executive Officer. Mr. Von Thaer was awarded 20,000 Class B-3 Interests in November 2016 through the equity incentive plan. See "Summary Compensation" and "All Other Compensation" within the Executive Compensation section below for further discussion.
Mr. Kansky's annual base salary was $800,000 as of December 31, 2016. Mr. Kansky was eligible, through our MIP program, to earn a target annual incentive bonus compensation equal to 100%, of his salary, with the opportunity to earn up to 200% of his base salary if certain performance levels, as noted under "Incentive Bonus Compensation" above, were achieved. Mr. Kansky is eligible to receive a long-term cash incentive bonus of $832,000 as set forth in the long term incentive awards presented in December of 2013 in the event of a change in control, subject to his continued employment with the Company through such a change in control. Additionally, Mr. Kansky earned consulting fees from Cerberus, related to an agreement for which the Company is not a party, of $550,000 in calendar year 2016. As of December 31, 2016, Mr. Kansky did not receive any long-term cash incentive bonus as no triggering event had occurred. Mr. Kansky holds Class B-2 interests through the equity incentive plan. Interests were awarded to him in 2013. See "Summary Compensation" and "All Other Compensation" within the Executive Compensation section below for further discussion.
As a seconded executive, COAC charged the Company approximately $1,300,000 for the services Mr. Krivo provided to DI during the calendar year 2016. As a seconded executive, Mr. Krivo does not participate in our MIP program. See "Summary Compensation" and "All Other Compensation" within the Executive Compensation section below for further discussion.
As a seconded executive, COAC charged the Company approximately $2,000,000 for services Mr. Nixon provided to DI during the calendar year 2016. As a seconded executive, Mr. Nixon does not participate in our MIP program. See "Summary Compensation" and "All Other Compensation" within the Executive Compensation section below for further discussion.
Mr. Schorer's annual base salary was $675,000 as of December 31, 2016. Mr. Schorer was eligible through our MIP program to earn target annual incentive bonus compensation of 100% of his base salary if certain performance levels, as noted under "Incentive Bonus Compensation" above, are achieved. See "Summary Compensation" and "All Other Compensation" within the Executive Compensation section below for further discussion.
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

RISK MANAGEMENT IMPLICATIONS OF EXECUTIVE COMPENSATION
In connection with its oversight of compensation related risks, our Compensation Committee and management annually evaluates whether our Company's compensation policies and practices create risks that are reasonably likely to have a material adverse effect on our Company. Our compensation for our non-seconded NEOs (base salary or management incentive plan bonus compensation) is driven by either the passage of time (based on salaries established through market studies) or by a narrow set of performance metrics: (i) Adjusted EBITDA; (ii) orders; and (iii) free cash flow. Compensation based on the passage of time does not create risk-taking incentives. Therefore, we have focused our consideration of risk and rewards on the compensation driven by the three performance metrics.
The structure of our incentive bonus program, which is based on multiple performance metrics, mitigates risks by avoiding employees placing undue emphasis on any particular performance metric at the expense of other aspects of our business. We believe our performance measures are well aligned with creating long-term value and do not create an incentive for excessive risk taking. With respect to seconded NEOs, we believe that the rate of compensation paid to COAC for services its employees provided to us on a seconded basis eliminates any such excessive risk taking. Based on this evaluation, our Compensation Committee determined that our compensation programs do not encourage risk taking that is reasonably likely to have a material adverse effect on the Company.
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
Our Compensation Committee consists of Brett Ingersoll, General Michael Hagee (USMC Ret.), General John Tilelli (USA Ret.), Chan Galbato and Lee Van Arsdale, none of whom were at any time during the year ended December 31, 2016 or at any other time, an officer or employee of the Company or any of our subsidiaries. James Geisler joined the Compensation Committee after ending his role as Interim CEO in July 2015. Mr. Ingersoll, Mr. Geisler and Mr. Galbato are Cerberus employees.
Pursuant to the terms of the COAC Agreement, Cerberus makes personnel available to us for the purpose of providing reasonably requested business advisory services. Consulting fees incurred for the years ended December 31, 2016, December 31, 2015 and December 31, 2014 totaled $5.8 million, $8.1 million and $4.9 million respectively. See Note 12 for additional information on the COAC Agreement.

COMPENSATION COMMITTEE REPORT
Our Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Disclosure and Analysis be included in this Report.
The Compensation Committee consists of:
Brett Ingersoll, Chairman
James E. Geisler
General Michael Hagee (USMC Ret.)
General John Tilelli (USA Ret.)
Chan Galbato
Lee Van Arsdale

EXECUTIVE COMPENSATION
Summary Compensation
The following table sets forth information regarding compensation for the calendar year 2016, calendar year 2015, and calendar year 2014, awarded to, earned by or paid to our NEOs.

Name and Principal Position	Calendar/ Fiscal Year (1)	Salary ($)	Bonus ($)	Stock (Equity) Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)	All Other Compensation ($) (4)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Lewis Von Thaer Chief Executive Officer	2016	800,000	750,000	29,903	960,000	92,253	2,632,156
	2015	338,545	500,000	—	900,000	44,481	1,783,026

William T. Kansky Senior Vice President, Chief Financial Officer	2016	800,000	—	—	960,000	615,562	2,375,562
	2015	800,000	—	—	760,000	1,045,600	2,605,600
	2014	760,000	—	—	—	1,073,904	1,833,904

George C. Krivo Senior Vice President, Chief Operating Officer	2016	—	—	—	—	1,318,025	1,318,025
	2015	—	—	—	—	775,755	775,755
	2014	192,115	—	13,179	—	409,169	614,463

Gregory S. Nixon Senior Vice President, Chief Administrative Officer, Chief Legal Officer and Corporate Secretary	2016	—	—	—	—	2,003,590	2,003,590
	2015	—	—	—	—	1,766,952	1,766,952
	2014	—	—	—	—	548,652	548,652

Steven T. Schorer Vice President, Strategic Development	2016	675,000	—	—	—	78,542	753,542
	2015	724,365	100,000	—	641,300	1,217,731	2,683,396

(1)	Information is not presented for Mr. Von Thaer and Mr. Schorer for the periods prior to the year of becoming NEOs.

(2)
The amounts reported in column (e) represents the aggregate grant date fair value of service-based Class B Interests, which was computed in accordance with FASB Accounting Standards Codification ("ASC") 718, Compensation - Stock Compensation.

(3)
The amounts reported in column (f) represent cash bonuses that were earned for calendar year 2016, calendar year 2015 and in calendar year 2014 pursuant to our MIP, which is discussed above under the heading “Incentive Bonus Compensation.”

(4)
The amount of each component of All Other Compensation reported in column (g) for each NEO is set forth in the “All Other Compensation” table below. Compensation for the services rendered by NEOs seconded to the Company by COAC is reflected in the All Other Compensation table.

All Other Compensation
The following table outlines perquisites and personal benefits provided to our NEOs in calendar year 2016, calendar year 2015, and calendar year 2014.

Name	Calendar/ Fiscal Year	Cerberus, COAC or Other Service Fees ($)	401(k) Matching Contributions ($)(1)	Professional Fees and Reimburse-ments ($)	Taxable Relocation ($)	Cost of Insurance Policies ($)(2)	Total Other Compensation ($)

Mr. Von Thaer	2016	—	13,000	33,292	—	45,961	92,253
	2015	—	1,846	19,347	—	23,288	44,481

Mr. Kansky (3)	2016	550,000	13,000	9,561	—	43,001	615,562
	2015	1,000,000	7,692	—	—	37,908	1,045,600
	2014	1,000,000	769	33,923	—	39,212	1,073,904

Mr. Krivo	2016 (4)	1,300,000	—	—	—	18,025	1,318,025
	2015	758,803	—	—	—	16,952	775,755
	2014	353,697	8,204	29,792	—	17,476	409,169

Mr. Nixon	2016 (5)	2,000,000	—	—	—	3,590	2,003,590
	2015 (5)	1,750,000	—	—	—	16,952	1,766,952
	2014	548,652	—	—	—	—	548,652

Mr. Schorer (6)	2016	—	12,115	8,598	—	57,829	78,542
	2015	—	10,600	6,234	1,156,427	44,470	1,217,731

(1)	The Company provides a match for 401(k) in accordance with statutory limits and Company policy.

(2)
Represents the cost of Company-paid term-life insurance policies for our NEOs and our NEOs' share of premiums for business travel accident policies paid on behalf of our NEOs. In 2016, the total value of medical insurance premiums paid for Mr. Von Thaer, Mr. Kansky and Mr. Schorer was $11,575, $25,121 and $16,336, respectively. The total value of short term disability insurance premiums paid for Mr. Von Thaer, Mr. Kansky and Mr. Schorer was $7,270, $5,686 and $4,797, respectively. The total value of executive life insurance paid for Mr. Von Thaer, Mr. Kansky and Mr. Schorer was $6,223, $6,223 and $5,210, respectively.

(3)
Mr. Kansky provides consulting services to Cerberus through an agreement for which the Company is not a party. The Company has included the amount paid by Cerberus to Mr. Kansky as a component of Mr. Kansky's calendar year 2016, calendar year 2015 and calendar year 2014 compensation.

(4)	Included in Mr. Krivo's Cerberus, COAC or Other Service Fee compensation is a discretionary service fee payment for calendar year 2016.

(5)	Included in Mr. Nixon's Cerberus, COAC or Other Service Fee compensation is a discretionary service fee payment for calendar year 2016 and calendar year 2015.

(6)	Mr. Schorer was not an employee of the Company during calendar year 2014.

Grants of Plan-Based Awards in Calendar Year 2016
The following table sets forth information regarding grants of plan-based awards issued to our NEOs for the year ended December 31, 2016. None of our NEOs were awarded options during calendar year 2016.

		Estimated future payouts under non-equity incentive plan awards (2)			All Other Stock Awards: Number of Shares of Stock or Units (#) (3)	Grant Date Fair Value of Stock and Option Awards (3)

Name	Grant Date (1)	Threshold ($)	Target ($)	Maximum ($)
Mr. Von Thaer	November 8, 2016	—	800,000	1,600,000	20,000	29,903
Mr. Kansky	—	—	800,000	1,600,000	—	—
Mr. Krivo (4)	—	—	—	—	—	—
Mr. Nixon (4)	—	—	—	—	—	—
Mr. Schorer	—	—	675,000	1,350,000	—	—

(1)	Represents the applicable NEO's Grant Date of Class B-3 Interests.

(2)	Represents the applicable NEOs' eligibility to earn cash bonuses under our Management Incentive Plan.

(3)
Represents the applicable NEO's Class B Interests awarded on the applicable Grant Date. Represents the aggregate grant date fair value of service-based Class B-3 Interests issued to Mr. Von Thaer on November 8, 2016, which was computed in accordance with FASB ASC 718, Compensation - Stock Compensation.

(4)	As seconded employees, Mr. Krivo and Mr. Nixon do not participate in the MIP.

Employment Agreements
As of December 31, 2016, we have existing employment agreements with Mr. Von Thaer, Mr. Kansky and Mr. Schorer.
Mr. Von Thaer's employment agreement is for a three year period, after which his agreement renews automatically in one year intervals. Mr. Kansky's employment agreement is for a two year period, after which his agreement renews automatically in one year intervals. Mr. Schorer's compensatory arrangement contains an indefinite term of employment and is not subject to any renewal interval.
The employment agreements establish initial minimum salaries and annual incentive compensation targets for each of the covered NEOs. Additionally, Mr. Von Thaer is provided a supplemental transition bonus which is intended to compensate him for the loss of unvested equity in his prior firm when he joined us as our Chief Executive Officer. See the “Incentive Bonus Compensation” section for the calendar year 2016 base salary and target bonus amounts.
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

Equity Incentive Plan
In connection with the Equity Incentive Plan adopted in December 2013, DynCorp Management has granted 7,246 Class B-1 Interests and 380 Class B-2 Interests to certain members of management and outside directors of Holdings and its subsidiaries, including Delta Tucker Holdings, Inc. as of December 31, 2016.
On November 8, 2016, DynCorp Management LLC authorized and issued a grant of 20,000 Class B-3 Interests to Mr. Von Thaer. The Class B-3 Interests shall vest in four equal installments of 25% each on the grant date of the Class B-3 Interests, June 15, 2017, June 15, 2018 and June 15, 2019.
The Class B-1 and B-3 Interests are subject to (i) time-based vesting in separate tranches based on the participants’ hire date (each such date a “Vesting Date”); (ii) acceleration of vesting in certain circumstances (such as in the event of a change in control or termination of the executive without cause); and (iii) continued employment of the executive by Holdings or its subsidiaries through the applicable vesting dates.

As of December 31, 2016, Messrs. Von Thaer and Kansky were the only active NEOs participating in the Equity Incentive Plan. Mr. Krivo also holds some outstanding awards that were vested in prior years. See Outstanding Equity Awards section below and Note 9 to the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion.

Outstanding Equity Awards at Fiscal Year End
The following table includes information regarding outstanding equity awards held by our named executive officers as of December 31, 2016:

Stock Awards(1)
Name	Number of shares or units of stock that have not vested (#)	Market value of shares or units or stock that have not vested ($)(2)
Mr. Von Thaer (3)	15,000	—
Mr. Kansky	—	—
Mr. Krivo	—	—
Mr. Nixon	—	—
Mr. Schorer	—	—

(1)
Represents awards of Class B Interests issued to our named executive officers under the Equity Incentive Plan. These awards are intended to qualify as profits interests under Revenue Procedure 93-27. The awards are subject to vesting, as discussed above, and do not expire. Additional details regarding the awards are presented under the heading of Equity Incentive Plan, above.

(2)	The value of the Class B-3 Interests in based on future events and distributions, which cannot be determined as of this time.

(3)
Mr. Von Thaer was awarded 20,000 Class B-3 Interests through the Equity Incentive Plan. The Class B-3 Interests shall vest in four equal installments of 25% each on the grant date, and then on June 15, 2017, June 15, 2018 and June 15, 2019, subject to his continued employment with the Company or its subsidiaries on each vesting date.

Option Exercises and Stock Vested in Calendar Year 2016
The following table includes information regarding stock awards which vested during calendar year 2016. None of our NEOs exercised option awards during calendar year 2016.

Stock Awards
Name	Number of shares acquired upon vesting (#)	Market value of shares realized upon vesting ($)
Mr. Von Thaer	5,000	—
Mr. Kansky	—	—
Mr. Krivo	—	—
Mr. Nixon	—	—
Mr. Schorer	—	—

(1)
Represents the market value of the Class B-3 Interests issued to Mr. Von Thaer, which vested as of the grant date. These awards are intended to qualify as profits interests under Revenue Procedure 93-27 and have a zero liquidation value as of the grant date. The value of the Class B-3 Interests is based on future events and distributions, which cannot be determined as of this time.

Pension Benefits and Nonqualified Deferred Compensation

The Company has a non-qualified unfunded and unsecured deferred compensation plan that is offered to certain members of management allowing for the deferral of salary and bonuses without the statutory limitations present in 401(k) savings plan ("Savings Plan"). The elections under the Savings Plan must be completely separate and independent of each other. Under the Savings Plan, the deferral amount limitation is 100% of salary and 100% of bonuses and each participant shall be 100% vested in his or her account, at all times. Following the six-month anniversary of the participant’s separation from the Company, single sum payments can be distributed on the first day of the calendar month or annual installment payments can be distributed on the last day of January. The participant can elect payout of the funds in a single sum or annual installments over 5 or 10 years; however, only one election can be made with respect to all of the deferrals in the respective account. If, for any reason, the participant fails to make a valid and timely election, the participant’s account shall be distributed as a single sum as of the participant’s benefit commencement date. Any change in election resulting in a delay or change in the form of payment shall not take effect until the one-year anniversary of the date the changed election is properly made.
As of the year ended December 31, 2016, there were no NEO participants in the Saving Plan.

Other Potential Post-Employment Payments
The following section describes the payments and benefits that would be provided to our NEOs in connection with any termination of employment, including resignation, involuntary termination, death, retirement, disability or a change in control to the extent occurring on December 31, 2016. The assumptions and methodologies that were used to calculate the amounts paid upon a termination of employment are set forth at the end of this section. Definitions are included below in the “Material Terms Defined.”
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

In the event that Mr. Schorer is terminated by the Company for any reason other than cause he will be entitled to receive severance equal to one year of his base salary at the time of his termination and 100% of his target bonus, consistent with the terms of his employment agreement.
Consistent with Company practice and the terms of each executive's employment agreement, payments are conditioned on the executive's execution of an unconditional and full release and will be made in accordance with the Company's normal payroll policy beginning the first pay period after the release is executed and any revocation period expires without revocation.

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
Payment Made Upon a Change in Control
In the event of a change in control (without a qualifying termination as described above), subject to the executive's continued employment, Mr. Von Thaer is eligible to receive all unpaid payments of the supplemental transition bonus payable on July 2017 and July 2018 in the amounts of $750,000 and $1,500,000, respectively. Mr. Von Thaer is entitled to receive a payout for the Class B-3 Interests not previously forfeited or terminated subject to the terms defined in "Equity Incentive Plan" and "Outstanding Equity Awards" sections above. The Class B-3 Interests that Mr. Von Thaer is entitled to receive are subject to vesting upon a Change in Control. Mr. Kansky is entitled to receive $832,000 in lump sum cash as part of the long term incentive plan. Mr. Kansky is entitled to receive a payout for the vested Class B-2 Interests subject to the terms defined in "Equity Incentive Plan" and "Outstanding Equity Awards" sections above.
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
Approximation of Other Potential Post-Employment Payments
This section quantifies the potential payments and benefits that would have been paid to Messrs. Von Thaer, Kansky and Schorer upon a termination of their employment occurring on December 31, 2016. If they were terminated involuntarily without Cause or voluntarily terminated for Good Reason, they would receive cash severance payments equal to $1,600,000, $3,200,000 and $1,350,000, respectively.
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
Methodologies and Assumptions Used for Calculating Other Potential Post-Employment Payments
For purposes of calculating post-employment payments, we assume all change-of-control awards (payments under our equity plan and under our LTIP awards) are paid independent of the hypothetical termination of employment on December 31, 2016. The value of accelerated vesting under our equity plan upon termination of employment by the Company without cause or by the individual for good reason, prior to a change of control, is based upon the value tendered by the Company to repurchase the rights subsequent to their separation from the Company. There is no obligation for the Company to repurchase equity in the future.
DIRECTOR COMPENSATION
General
The Company has historically used a combination of cash and equity-based compensation to attract and retain qualified candidates to serve on the Board. In setting director compensation, the Board considers the significant amount of time that directors expend in fulfilling their duties as well as the skill-level required. The following information relates to the compensation of the directors for calendar year 2016.
In connection with the Equity Incentive Plan adopted in December 2013, by DynCorp Management LLC, certain of the Company's Directors were granted Class B-1 interests through the equity incentive plan during prior years. Mr. Geisler's shares vested 20% on the grant date with an additional 20% vesting on July 15, 2014, July 15, 2015 and July 15, 2016 while the remainder of the interests will vest on July 15, 2017. General Tilelli's and General Hagee's shares vested 40% as of their grant date with an additional 20% vesting on July 15, 2014 and the remainder of the interests vesting on July 15, 2015. No additional Class B-1 interests were granted to the directors during 2016. See Note 9 to the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion.
Board Retainer and Fees
Messrs. Geisler, Hagee, Tilelli and Fennebresque received an annual retainer of $75,000, payable quarterly in arrears, as Directors of the Company. Messrs. Galbato, Ingersoll and Sanford are not paid by the Company for their services as a director due to their affiliation with Cerberus. Mr. Von Thaer did not receive payment as a Director of the Company during calendar year 2016. Mr. Van Arsdale was appointed to the Board of Directors in January 2017 and did not receive payment as a Director of the Company during calendar year 2016. Mr. Van Arsdale will receive an annual retainer of $75,000, payable quarterly in arrears, as a Director of the Company, during calendar year 2017.
Committee Fees
The Chairman of the Audit Committee received an annual fee of $15,000, payable quarterly in arrears. Mr. Geisler and each committee member who is not an affiliate of Cerberus received an annual fee of $10,000, payable quarterly in arrears.
The Chairman of the Business Ethics and Compliance Committee received an annual fee of $15,000, payable quarterly in arrears. Mr. Geisler and each committee member who is not an affiliate of Cerberus received an annual fee of $10,000, payable quarterly in arrears.
Each of the two Cerberus nonaffiliated members of our Compensation Committee and Mr. Geisler received an annual fee of $10,000, payable quarterly in arrears.
In January 2017, Mr. Van Arsdale was appointed as a nonaffiliated member of the Audit Committee, Business Ethics and Compliance Committee and the Compensation Committee. Mr. Van Arsdale did not receive payment as a member of the committees during calendar year 2016, but will receive an annual fee of $10,000, payable quarterly in arrears, in calendar year 2017 for each committee he serves.
Director Compensation in Calendar Year 2016
The following table sets forth certain information with respect to the compensation we paid to our directors during calendar year 2016.

DIRECTOR COMPENSATION TABLE

Name (a)(1)	Fees Earned or Paid in Cash ($) (b)	Stock (Equity) Awards ($)(1) (c)	All Other Compensation ($) (d)	Total ($) (e)
James Geisler	105,000	—	—	105,000
Chan Galbato (2)	—	—	—	—
General Michael Hagee (USMC Ret.)	110,000	—	—	110,000
Brett Ingersoll (2)	—	—	—	—
General John Tilelli (USA Ret.)	110,000	—	—	110,000
Michael Sanford (2)	—	—	—	—
Kim Fennebresque	85,000	—	—	85,000
Lee Van Arsdale (3)	—	—	—	—
Lewis Von Thaer (4)	—	—	—	—

(1)	No new stock awards were issued to any of our Directors in 2016.

(2)
Mr. Galbato is Chief Executive Officer of Cerberus Operations and Advisory Company, LLC ("COAC"), and Mr. Ingersoll and Mr. Sanford are principals of Cerberus Capital Management, L.P. (“Cerberus”) which owns 100% of the Company. As Cerberus executives, Mr. Galbato, Mr. Ingersoll and Mr. Sanford are not paid by the Company for their services as directors or members of the committees.

(3)	Mr. Van Arsdale was appointed to the Board of Directors in January 2017 and did not receive payment as a Director of the Company during calendar year 2016.

(4)	Mr. Von Thaer, as Chief Executive Officer, is not paid by the Company for his service as a director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
All of DynCorp International Inc.'s issued and outstanding common stock is owned by the Company, and all of the Company's issued and outstanding common stock is owned by our parent, Holdings. The following table sets forth information regarding the beneficial ownership of Holdings' common stock as of March 7, 2017 by (i) each person known to beneficially own more than 5% of the common stock of Holdings, (ii) each of our named executive officers, (iii) each member of our Board of Directors and (iv) all of our executive officers and members of our Board of Directors as a group. At March 7, 2017, there were approximately 100 shares of common stock of Holdings outstanding.
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
Lee Van Arsdale
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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Transactions with Related Persons
Since December 31, 2015, we have entered into certain transactions, summarized below, that exceeded $120,000 in amount and in which our related persons in general, our directors, executive officers and their immediate family members - had or would have a direct or indirect material interest.
Under the COAC Agreement between the Company and Cerberus, established at the time the Company was acquired by affiliates of Cerberus, we pay Cerberus consulting fees to provide us with reasonably requested business advisory services. We have four directors who are Cerberus employees: Messrs. Geisler, Galbato, Ingersoll and Sanford. During the year, we had two executives who are Cerberus employees, who are seconded to us: Gregory S. Nixon, our Senior Vice President, Chief Administrative Officer, Chief Legal Officer and Corporate Secretary, and George C. Krivo, our Senior Vice President and Chief Operating Officer. The Company paid a total of $5.8 million, $8.1 million and $4.9 million, in consulting fees under the COAC Agreement for the years ended December 31, 2016, December 31, 2015 and December 31, 2014, respectively and that are described in more detail under "Executive Compensation." For additional information on the COAC Agreement, see Note 12 to the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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
Lee Van Arsdale

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The following table presents the fees billed by Deloitte & Touche LLP, our independent auditors, for calendar year 2016 and calendar year 2015 for audit, audit-related, tax and other services.

Deloitte & Touche LLP	Calendar Year 2016	Calendar Year 2015
Audit Fees (1)	$2,357,831	$2,087,500
Audit-Related Fees (2)	28,747	19,928
Tax Fees (3)	64,733	35,649
All Other Fees (4)	7,352	2,600

(1)	Audit fees principally include fees for services related to the annual audit of the consolidated financial statements, reviews of our interim quarterly financial statements and other filings.

(2)	Audit-related fees principally include those for statutory audits.

(3)
Tax fees include domestic tax advisory services related to state and local taxes and international tax advisory services principally related to international tax return preparation and employment tax matters.

(4)	All other fees consists of subscription fees billed for the Deloitte Accounting Research Tool in calendar year 2016 and 2015.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(1) Financial Statements: The following consolidated financial statements and schedules of the Company are included in this report:
Delta Tucker Holdings, Inc.

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Statements of Operations for the years ended December 31, 2016, December 31, 2015 and December 31, 2014.

•	Consolidated Statements of Comprehensive Loss for the years ended December 31, 2016, December 31, 2015 and December 31, 2014.

•	Consolidated Balance Sheets as of December 31, 2016 and December 31, 2015.

•	Consolidated Statements of Cash Flows for the years ended December 31, 2016, December 31, 2015 and December 31, 2014.

•	Consolidated Statements of Equity (Deficit) for the years ended December 31, 2016, December 31, 2015 and December 31, 2014.

•	Notes to the Consolidated Financial Statements of Delta Tucker Holdings, Inc.
(2) Financial Statement Schedules:

•	Schedule I - Condensed Financial Information of Registrant.

•	Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2016, December 31, 2015 and December 31, 2014.
(3) Exhibits: The exhibits, which are filed with this Annual Report on Form 10-K or which are incorporated herein are set forth in the Exhibit Index.

Exhibit No.	Description
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

3.11
Certificate of Formation of DynCorp International LLC (incorporated by reference to Exhibit 3.11 to Delta Tucker Holdings, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2016).

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

3.19
Articles of Organization of Heliworks LLC (incorporated by reference to Exhibit 3.19 to Delta Tucker Holdings, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2016).

3.20
Operating Agreement of Heliworks LLC (incorporated by reference to Exhibit 3.20 to Delta Tucker Holdings, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2016).

3.21
Articles of Organization of Phoenix Consulting Group, LLC (incorporated by reference to Exhibit 3.21 to Delta Tucker Holdings, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2016).

3.22
Limited Liability Company Agreement of Phoenix Consulting Group, LLC (incorporated by reference to Exhibit 3.22 to Delta Tucker Holdings, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2016).

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

3.25
Certificate of Formation of Worldwide Management and Consulting Services LLC, f/k/a Worldwide Humanitarian Services LLC (incorporated by reference to Exhibit 3.25 to Delta Tucker Holdings, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2016).

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
4.3
Supplemental Indenture No. 1 dated as of August 17, 2012, to the Senior Unsecured Notes Indenture, among Heliworks LLC, DynCorp International Inc. and Wilmington Trust, National Association, as successor by merger to Wilmington Trust FSB (incorporated by reference to Exhibit 4.3 to Delta Tucker Holdings, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2016).

4.4
Supplemental Indenture No. 2, dated as of May 23, 2016, to the Senior Unsecured Notes Indenture, among DynCorp International Inc. and Wilmington Trust, National Association, as successor by merger to Wilmington Trust FSB (incorporated by reference to Exhibit 4.1 to Delta Tucker Holdings, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2016).

4.5
Indenture, dated as of June 15, 2016, among DynCorp International, the Guarantors party thereto and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.1 to Delta Tucker Holdings, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 16, 2016).

4.6	Form of DynCorp International Inc.'s 11.875% Senior Secured Second Lien Notes due 2020 (included in the Indenture filed as Exhibit 4.5).
4.7
Supplemental Indenture No. 1, dated as of August 26, 2016, to the New Notes Indenture, among DynCorp International, Highground Global, Inc., Culpeper National Security Solutions LLC and Wilmington Trust, National Association, as trustee, to the Indenture (incorporated by reference to Exhibit 4.1 to Delta Tucker Holdings, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2017).

4.8
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

10.28
Employment Agreement, effective as of May 1, 2015, between DynCorp International LLC and Steven Schorer (incorporated by reference to Exhibit 10.28 to Delta Tucker Holdings, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2016).

10.29
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

10.30
Third Lien Credit Agreement, dated as of June 15, 2016, among DynCorp International, Holdings, the Guarantors party thereto and DynCorp Funding LLC (incorporated by reference to Exhibit 10.1 to Delta Tucker Holdings, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 16, 2016).

10.31
Amendment No. 6, dated as of August 22, 2016, to the Credit Agreement, dated as of July 7, 2010, among DynCorp International, Holdings, the Subsidiary Guarantors party thereto, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to Delta Tucker Holdings, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2016).

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

DELTA TUCKER HOLDINGS, INC.

/s/ Lewis Von Thaer
Lewis Von Thaer
Chief Executive Officer

Date:	March 29, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lewis Von Thaer	Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2017
Lewis Von Thaer

/s/ William T. Kansky	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 29, 2017
William T. Kansky

/s/ James E. Geisler	Non-executive Chairman of the Board of Directors	March 29, 2017
James E. Geisler

/s/ Chan Galbato	Director	March 29, 2017
Chan Galbato

/s/ General Michael Hagee	Director	March 29, 2017
General Michael Hagee (USMC Ret.)

/s/ Brett Ingersoll	Director	March 29, 2017
Brett Ingersoll

/s/ General John Tilelli	Director	March 29, 2017
General John Tilelli (USA Ret.)

/s/ Michael Sanford	Director	March 29, 2017
Michael Sanford

/s/ Kim Fennebresque	Director	March 29, 2017
Kim Fennebresque

/s/ Lee Van Arsdale	Director	March 29, 2017
Lee Van Arsdale