Form 10-Q
period 2017-03-31
Delta Tucker Holdings, Inc.
filed 2017-05-15
CIK 1514226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant is an emerging growth company as defined in Rule 405 of the Securities Act of 1933 (§230.405 of this chapter) or Rule 12b-2 of the Exchange Act (§240.12b-2 of this chapter).

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☑
As of May 15, 2017, the registrant had 100 shares of its Class A common stock outstanding.

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

•
statements covering our business strategy, those described in "Item 1A. Risk Factors" in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission ("SEC") on March 29, 2017 and other risks detailed from time to time in our reports filed with SEC.

Accordingly, such forward-looking statements do not purport to be predictions of future events or circumstances and therefore, there can be no assurance that any forward-looking statements contained herein will prove to be accurate. We assume no obligation to update the forward-looking statements.

Calendar Year
We report the results of our operations using a basis where each quarterly period ends on the last Friday of the calendar quarter, except for the fourth quarter of the fiscal year, which ends on December 31. Included in this Quarterly Report are our unaudited condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2017 and March 25, 2016, the related statements of deficit and cash flows for the three months ended March 31, 2017 and March 25, 2016 and the unaudited condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016.

PART I. FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS.

Delta Tucker Holdings, Inc.
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended
(Amounts in thousands)	March 31, 2017	March 25, 2016
Revenue	$459,872	$419,990
Cost of services	(399,477)	(372,498)
Selling, general and administrative expenses	(31,719)	(34,090)
Depreciation and amortization expense	(8,555)	(8,291)
Earnings from equity method investees	43	367
Operating income	20,164	5,478
Interest expense	(18,715)	(15,968)
Interest income	5	60
Other income, net	1,373	352
Income (loss) before income taxes	2,827	(10,078)
Provision for income taxes	(3,039)	(4,494)
Net loss	(212)	(14,572)
Noncontrolling interests	(275)	(187)
Net loss attributable to Delta Tucker Holdings, Inc.	$(487)	$(14,759)
See notes to unaudited condensed consolidated financial statements

Delta Tucker Holdings, Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Loss

	Three Months Ended
(Amounts in thousands)	March 31, 2017	March 25, 2016
Net loss	$(212)	$(14,572)
Other comprehensive income, net of tax:
Foreign currency translation adjustment	12	3
Other comprehensive income, before tax	12	3
Income tax expense related to items of other comprehensive income	(4)	(1)
Other comprehensive income	8	2
Comprehensive loss	(204)	(14,570)
Comprehensive loss attributable to noncontrolling interests	(275)	(187)
Comprehensive loss attributable to Delta Tucker Holdings, Inc.	$(479)	$(14,757)

See notes to unaudited condensed consolidated financial statements

Delta Tucker Holdings, Inc.
Unaudited Condensed Consolidated Balance Sheets

	As Of
(Amounts in thousands, except share data)	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$107,207	$118,218
Restricted cash	2,504	7,664
Accounts receivable, net of allowances of $17,155 and $17,189 respectively	306,030	300,255
Prepaid expenses and other current assets	67,319	65,694
Total current assets	483,060	491,831
Property and equipment, net	17,020	16,636
Goodwill	42,093	42,093
Tradenames, net	28,536	28,536
Other intangibles, net	75,956	84,069
Other assets, net	12,880	13,372
Total assets	$659,545	$676,537
LIABILITIES
Current liabilities:
Current portion of long-term debt	$62,955	$62,843
Accounts payable	81,751	69,742
Accrued payroll and employee costs	87,180	95,580
Accrued liabilities	78,117	104,078
Income taxes payable	11,188	9,303
Total current liabilities	321,191	341,546
Long-term debt	574,032	569,613
Long-term deferred taxes	15,286	14,825
Other long-term liabilities	11,408	12,490
Total liabilities	921,917	938,474
DEFICIT
Common stock, $0.01 par value – 1,000 shares authorized and 100 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	—	—
Additional paid-in capital	555,202	555,163
Accumulated deficit	(822,532)	(822,045)
Accumulated other comprehensive loss	(502)	(510)
Total deficit attributable to Delta Tucker Holdings, Inc.	(267,832)	(267,392)
Noncontrolling interests	5,460	5,455
Total deficit	(262,372)	(261,937)
Total liabilities and deficit	$659,545	$676,537
See notes to unaudited condensed consolidated financial statements

Delta Tucker Holdings, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended
(Amounts in thousands)	March 31, 2017	March 25, 2016
Cash flows from operating activities
Net loss	$(212)	$(14,572)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,898	8,516
Amortization of deferred loan costs and original issue discount	1,341	1,522
Earnings from equity method investees	(43)	(367)
Distributions from equity method investees	222	—
Deferred income taxes	460	2,525
Other	38	142
Changes in assets and liabilities:
Accounts receivable	(5,747)	4,341
Prepaid expenses and other current assets	(1,843)	4,608
Accounts payable and accrued liabilities	(20,054)	(39,313)
Income taxes payable	1,892	2,055
Net cash used in operating activities	(15,048)	(30,543)
Cash flows from investing activities
Purchase of property and equipment	(1,757)	(812)
Proceeds from sale of property and equipment	370	—
Purchase of software	(26)	(1,261)
Cash restricted from Cerberus 3L Notes	5,160	—
Return of capital from equity method investees	1,269	—
Contributions to equity method investees	(900)	(1,225)
Net cash provided by (used in) investing activities	4,116	(3,298)
Cash flows from financing activities
Equity contribution from affiliates of Cerberus	100	250
Payment of dividends to noncontrolling interests	(179)	(404)
Net cash used in financing activities	(79)	(154)
Net decrease in cash and cash equivalents	(11,011)	(33,995)
Cash and cash equivalents, beginning of period	118,218	108,782
Cash and cash equivalents, end of period	$107,207	$74,787

Income taxes paid (refund received), net of receipts	$775	$(3)
Interest paid	$26,115	$26,916
See notes to unaudited condensed consolidated financial statements

Delta Tucker Holdings, Inc.
Unaudited Condensed Consolidated Statements of Deficit

(Amounts in thousands)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Deficit Attributable to Delta Tucker Holdings, Inc.	Noncontrolling Interest	Total Deficit
Balance at December 31, 2015	—	$—	$554,379	$(767,981)	$(360)	$(213,962)	$5,792	$(208,170)
Share based compensation, net	—	—	9	—	—	9	—	9
Comprehensive loss attributable to Delta Tucker Holdings, Inc.	—	—	—	(14,759)	2	(14,757)	187	(14,570)
Capital contribution	—	—	250	—	—	250	—	250
DIFZ financing, net of tax	—	—	(40)	—	—	(40)	—	(40)
Dividends declared to noncontrolling interests	—	—	—	—	—	—	(606)	(606)
Balance at March 25, 2016	—	$—	$554,598	$(782,740)	$(358)	$(228,500)	$5,373	$(223,127)

(Amounts in thousands)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Deficit Attributable to Delta Tucker Holdings, Inc.	Noncontrolling Interest	Total Deficit
Balance at December 31, 2016	—	$—	$555,163	$(822,045)	$(510)	$(267,392)	$5,455	$(261,937)
Share based compensation, net	—	—	11	—	—	11	—	11
Comprehensive loss attributable to Delta Tucker Holdings, Inc.	—	—	—	(487)	8	(479)	275	(204)
Capital contribution	—	—	100	—	—	100	—	100
DIFZ financing, net of tax	—	—	(72)	—	—	(72)	—	(72)
Dividends declared to noncontrolling interests	—	—	—	—	—	—	(270)	(270)
Balance at March 31, 2017	—	$—	$555,202	$(822,532)	$(502)	$(267,832)	$5,460	$(262,372)
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
Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, we believe that all disclosures are adequate and do not make the information presented misleading. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
In the opinion of management, normal recurring adjustments necessary to fairly present our financial position as of March 31, 2017 and December 31, 2016, the results of operations and statements of comprehensive loss for the three months ended March 31, 2017 and March 25, 2016 and the statements of deficit and cash flows for the three months ended March 31, 2017 and March 25, 2016 have been included. The results of operations and statements of comprehensive loss for the three months ended March 31, 2017 and March 25, 2016 and the statements of deficit and cash flows for the three months ended March 31, 2017 and March 25, 2016 are not necessarily indicative of the results to be expected for the full calendar year or for any future periods. We use estimates and assumptions required for preparation of the financial statements. The estimates are primarily based on historical experience and business knowledge and are revised as circumstances change. Our actual results may differ from these estimates.
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
The following table presents the aggregate gross favorable and unfavorable adjustments to income (loss) before income taxes resulting from changes in contract estimates, for the three months ended March 31, 2017 and March 25, 2016.

	Three Months Ended
(Amounts in millions)	March 31, 2017	March 25, 2016
Gross favorable adjustments	$9.3	$6.7
Gross unfavorable adjustments	(1.2)	(2.0)
Net adjustments	$8.1	$4.7
Accounting Policies
There have been no material changes to our significant accounting policies from those described in our Annual Report on Form 10-K for the year ended December 31, 2016, except as described below.
Recently Adopted Accounting Standards
In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. ASU 2015-11 requires an entity who measures inventory using FIFO or average cost to measure inventory at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs. The update is effective for fiscal years beginning after December 15, 2016 and interim periods within fiscal years beginning after December 15, 2016 and applied prospectively. Early adoption is permitted, including adoption in an interim period. The Company adopted ASU 2015-11 on a prospective basis during the first quarter of calendar year 2017. The adoption of this guidance did not have a material impact on our consolidated financial statements or disclosures.
In March 2016, the FASB issued ASU No. 2016-07, Investments - Equity Method and Joint Ventures: Simplifying the Transition to the Equity Method of Accounting. ASU 2016-07 simplifies the equity method by eliminating the requirement to apply it retrospectively to an investment that subsequently qualifies for such accounting as a result of an increase in the level of ownership interest or degree of influence. The amendments are effective for annual reporting periods, and interim periods therein, beginning after December 15, 2016 and applied prospectively. Early adoption is permitted. The Company adopted ASU 2016-17 during the first quarter of calendar year 2017. The adoption of this guidance did not have a material impact on our consolidated financial statements or disclosures.
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill and consolidation. ASU 2017-01 is effective for annual and interim periods beginning after December 15, 2017, and early adoption is permitted. The Company elected to early adopt ASU 2017-01 during the first quarter of calendar year 2017. The adoption of this guidance did not have a material impact on our consolidated financial statements or disclosures.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates Step 2 from the goodwill impairment test. ASU 2017-04 modifies the concept of goodwill impairment to represent the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill allocated to that reporting unit. ASU 2017-04 is effective for goodwill impairment testing for interim and annual periods beginning after December 15, 2019, and requires a prospective transition. Early adoption is permitted for interim and annual goodwill impairment tests performed after January 1, 2017. The Company elected to early adopt ASU 2017-04 on a prospective basis during the first quarter of calendar year 2017. The adoption of this guidance did not have a material impact on our consolidated financial statements or disclosures.
Recently Issued Accounting Developments
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a single set of comprehensive principles for recognizing revenue under GAAP. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 by one year for all entities and permits early adoption on a limited basis. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). ASU 2016-08 clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. ASU 2016-10 clarifies the implementation guidance on identifying performance obligations. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. ASU 2016-12 clarifies the revenue recognition guidance regarding collectability, noncash consideration, presentation of sales tax and transition. These ASUs apply to all entities that enter into contracts with customers to transfer goods or services. These ASUs are effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, but not before interim and annual reporting periods beginning after December 15, 2016. Entities have the choice to apply these ASUs either retrospectively to each reporting period presented or by recognizing the cumulative effect of applying these standards at the date of initial application and not adjusting comparative information. We are analyzing the impact of the new standard on the Company’s revenue contracts, comparing our current accounting policies and practices to the requirements of the new standard, and identifying potential differences that would result from applying the new standard to our contracts. We are also identifying and implementing changes to the Company’s business processes, systems and controls to support adoption of the new standard in calendar year 2018 and recasting prior periods’ financial information.
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
Other accounting standards updates effective after March 31, 2017 are not expected to have a material effect on our consolidated financial position or results of operations and cash flows for the period ended March 31, 2017.

Note 2 — Composition of Certain Financial Statement Captions
The following tables present financial information of certain consolidated balance sheet captions.
Prepaid expenses and other current assets

	As Of
(Amounts in thousands)	March 31, 2017	December 31, 2016
Prepaid expenses	$42,585	$39,895
Inventories	18,656	18,451
Work-in-process inventory	279	164
Joint venture receivables	46	84
Other current assets	5,753	7,100
Total prepaid expenses and other current assets	$67,319	$65,694
Prepaid expenses include prepaid insurance, prepaid vendor deposits, and prepaid rent, none of which individually exceed 5% of current assets. The increase in prepaid expenses is primarily due to the timing of payments.
We value our inventory at lower of cost or net realizable value.
Property and equipment, net

	As Of
(Amounts in thousands)	March 31, 2017	December 31, 2016
Aircraft	$3,881	$2,997
Computers and related equipment	7,318	7,161
Leasehold improvements	21,099	20,934
Office furniture and fixtures	5,490	5,499
Vehicles	3,370	3,430
Gross property and equipment	41,158	40,021
Less accumulated depreciation	(24,138)	(23,385)
Total property and equipment, net	$17,020	$16,636
As of March 31, 2017 and December 31, 2016, Property and equipment, net, included the accrual for property additions of $0.1 million and $0.3 million, respectively. Depreciation expense, including certain depreciation amounts classified as Cost of services, was $1.0 million and $1.0 million during the three months ended March 31, 2017 and March 25, 2016, respectively.
Other assets, net

	As Of
(Amounts in thousands)	March 31, 2017	December 31, 2016
Investment in affiliates	$7,277	$7,825
Palm promissory note, long-term portion	2,033	2,034
Other	3,570	3,513
Total other assets, net	$12,880	$13,372
Accrued payroll and employee costs

	As Of
(Amounts in thousands)	March 31, 2017	December 31, 2016
Wages, compensation and other benefits	$71,964	$82,062
Accrued vacation	14,397	12,462
Accrued contributions to employee benefit plans	819	1,056
Total accrued payroll and employee costs	$87,180	$95,580

Accrued liabilities

	As Of
(Amounts in thousands)	March 31, 2017	December 31, 2016
Customer liabilities	$19,154	$20,762
Accrued insurance	23,853	26,201
Accrued interest	13,840	25,807
Contract losses	6,224	10,912
Legal reserves	4,419	4,597
Subcontractor retention	—	250
Other	10,627	15,549
Total accrued liabilities	$78,117	$104,078
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
Other long-term liabilities
As of March 31, 2017 and December 31, 2016, Other long-term liabilities were $11.4 million and $12.5 million, respectively. Other long-term liabilities are primarily due to our long-term incentive bonus plan and nonqualified unfunded deferred compensation plan of $3.5 million and $4.3 million as of March 31, 2017 and December 31, 2016, respectively, and a long-term leasehold obligation related to our Tysons Corner facility in McLean, Virginia, of $3.2 million and $3.3 million as of March 31, 2017 and December 31, 2016, respectively. Other long-term liabilities also include an uncertain tax benefit of $3.3 million and $3.3 million as of March 31, 2017 and December 31, 2016, respectively. See Note 4 for further discussion.

Note 3 — Goodwill and Other Intangible Assets
We have three operating and reporting segments, which provide services domestically and in foreign countries primarily under contracts with the U.S. government: Aviation Engineering, Logistics, and Sustainment ("AELS"), Aviation Operations and Life Cycle Management ("AOLC") and DynLogistics. Each operating and reportable segment is its own reporting unit. Of our three reporting units, only the DynLogistics reporting unit had a goodwill balance as of March 31, 2017 which we assess for potential goodwill impairment. The carrying amount of goodwill for DynLogistics was $42.1 million as of March 31, 2017 and December 31, 2016, respectively.
We assess goodwill and other intangible assets with indefinite lives for impairment annually in October or when an event occurs or circumstances change that would suggest a triggering event. If a triggering event is identified, a goodwill impairment test is performed to identify any possible impairment in the period in which the event is identified.
In connection with our annual assessment of goodwill during the fourth quarter of each year, we update our key assumptions, including our forecasts of revenue and income for each reporting unit. The projections for these reporting units include significant estimates related to new business opportunities. If we are unsuccessful in obtaining these opportunities in 2017, a triggering event could be identified and a goodwill impairment test would be performed to identify any possible goodwill impairment in the period in which the event is identified. There can be no assurance that the estimates and assumptions regarding forecasted earnings and cash flows, the period of strength of the U.S. defense spending, and other inputs used in forecasting the present value of forecasted cash flows will prove to be accurate projections of future performance.
During the three months ended March 31, 2017, we did not have a triggering event in any of our reporting units.
The following tables provide information about changes relating to certain intangible assets:

	As of March 31, 2017
(Amounts in thousands, except years)	Weighted Average Remaining Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net
Other intangible assets:
Customer-related intangible assets	2.7	$252,615	$(179,835)	$72,780
Other
Finite-lived	1.1	13,799	(10,623)	3,176
Total other intangibles		$266,414	$(190,458)	$75,956

Tradenames:
Finite-lived	0.0	$869	$(869)	$—
Indefinite-lived		28,536	—	28,536
Total tradenames		$29,405	$(869)	$28,536

	As of December 31, 2016
(Amounts in thousands, except years)	Weighted Average Remaining Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net
Other intangible assets:
Customer-related intangible assets	3.0	$252,615	$(172,242)	$80,373
Other
Finite-lived	1.0	14,238	(10,542)	3,696
Total other intangibles		$266,853	$(182,784)	$84,069

Tradenames:
Finite-lived	0.0	$869	$(869)	$—
Indefinite-lived		28,536	—	28,536
Total tradenames		$29,405	$(869)	$28,536

Amortization expense for customer-related intangibles, other intangibles and finite-lived tradenames was $7.9 million and $7.5 million for the three months ended March 31, 2017 and March 25, 2016, respectively. Other intangibles are primarily representative of our capitalized software which had a net carrying value of $3.2 million and $3.7 million as of March 31, 2017 and December 31, 2016, respectively.
Estimated aggregate future amortization expense for finite lived assets subject to amortization are $21.6 million for the nine months ending December 31, 2017, $21.7 million in 2018, $21.5 million in 2019, $11.1 million in 2020, $0.1 million in 2021 and $0.0 million thereafter.

Note 4 — Income Taxes
The domestic and foreign components of Income (loss) before income taxes are as follows:

	Three Months Ended
(Amounts in thousands)	March 31, 2017	March 25, 2016
Domestic	$2,784	$(10,592)
Foreign	43	514
Income (loss) before income taxes	$2,827	$(10,078)
Non-current deferred tax liabilities, net, was $15.3 million and $14.8 million as of March 31, 2017 and December 31, 2016, respectively.
Our effective tax rate ("ETR") was 107.5% and (44.6)% for the three months ended March 31, 2017 and March 25, 2016, respectively.  For the three months ended March 31, 2017, the ETR was primarily driven by an increase to the valuation allowance.
Management assesses both the available positive and negative evidence to determine whether it is more likely than not that there will be sufficient sources of future taxable income to recognize deferred tax assets. We incurred cumulative losses over the three-year period ended December 31, 2016. Cumulative losses in recent years are considered significant objective negative evidence in evaluating deferred tax assets under the more likely than not criteria for recognition of deferred tax assets. As a result of changes to our temporary tax differences including, but not limited to, the foreign tax credit, we increased our valuation allowance from $88.8 million as of December 31, 2016 to $89.9 million as of March 31, 2017.
As of both March 31, 2017 and December 31, 2016, we had $2.6 million of total unrecognized tax benefits of which $2.3 million would impact our effective tax rate if recognized. We do not expect the unrecognized tax benefit and any related interest or penalties to be settled within the next twelve months.
During the three months ended March 31, 2017, we made no estimated federal income tax payments. All of our income taxes paid or refunds received during the three months ended March 31, 2017 were related to state or foreign jurisdictions.

Note 5 — Accounts Receivable
Accounts receivable, net consisted of the following:

	As Of
(Amounts in thousands)	March 31, 2017	December 31, 2016
Billed	$114,445	$93,409
Unbilled	191,585	206,846
Total accounts receivable, net	$306,030	$300,255
Unbilled receivables as of March 31, 2017 and December 31, 2016 include $29.0 million and $26.7 million, respectively, related to costs incurred on projects for which we have been requested by the customer to begin new work or extend work under an existing contract and for which formal contracts, contract modifications or other contract actions have not been executed as of the end of the respective periods.
As of March 31, 2017 and December 31, 2016, we had three contract claims outstanding totaling $2.6 million and $2.4 million, net of reserves, respectively. The balance of unbilled receivables consists of costs and fees that are: (i) billable immediately; (ii) billable on contract completion; or (iii) billable upon other specified events, such as the resolution of a request for equitable adjustment or formal claim. We expect for substantially all unbilled receivables to be billed and collected within one year, except items that may result in or that are currently involved in a request for equitable adjustment or formal claim.
We do not believe we have significant exposure to credit risk as our receivables are primarily with the U.S. government. Our allowance for doubtful accounts was $17.2 million as of December 31, 2016 compared to $17.2 million as of March 31, 2017, and is primarily due to outstanding receivables of approximately $26.0 million, net of reserves, for which we have yet to be paid where we operated under a subcontract for a prime contractor on a U.S. government program that ended December 31, 2014. We are currently seeking payment through legal action to resolve the matter. See Note 8 for further discussion.

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
Our estimate of the fair value of our Senior Unsecured Notes, 11.875% senior secured second lien notes (the "New Notes"), and New Senior Credit Facility (as defined in Note 7) is based on Level 1 and Level 2 inputs, as defined above. Our estimate of the fair value of our Cerberus 3L Notes (as defined in Note 7) is based on Level 3 inputs, as defined above. We used the following techniques in determining the fair value disclosed for the Cerberus 3L Notes classified as Level 3. The fair value as March 31, 2017, has been calculated by discounting the expected cash flows using a discount rate of 17.9%. This discount rate is determined using the Moody's credit rating for the New Notes and reducing the rating one level lower for the Cerberus 3L Notes as they are subordinated to the New Notes.

	As Of
	March 31, 2017		December 31, 2016
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
10.375% senior unsecured notes	$39,319	$39,122	$39,319	$37,132
11.875% senior secured second lien notes	376,185	357,376	373,385	343,282
Term loan	207,400	206,881	207,400	200,141
Cerberus 3L notes	31,221	9,746	30,831	9,624
Total indebtedness	654,125	613,125	650,935	590,179
Less current portion of long-term debt	(64,433)	(64,173)	(64,433)	(61,367)
Total long-term debt	$589,692	$548,952	$586,502	$528,812

Note 7 — Debt
Debt consisted of the following:

	As of March 31, 2017
(Amounts in thousands)	Carrying Amount	Original Issue Discount on Term Loan	Deferred Financing Costs, Net	Carrying Amount less Original Issue Discount on Term Loan and Deferred Financing Costs, Net
10.375% senior unsecured notes	$39,319	$—	$—	$39,319
11.875% senior secured second lien notes	376,185	—	(1,481)	374,704
Term loan	207,400	(11,689)	(3,890)	191,821
Cerberus 3L notes	31,221	—	(78)	31,143
Total indebtedness	654,125	(11,689)	(5,449)	636,987
Less current portion of long-term debt	(64,433)	1,268	210	(62,955)
Total long-term debt	$589,692	$(10,421)	$(5,239)	$574,032

	As of December 31, 2016
(Amounts in thousands)	Carrying Amount	Original Issue Discount on Term Loan	Deferred Financing Costs, Net	Carrying Amount less Original Issue Discount on Term Loan and Deferred Financing Costs, Net
10.375% senior unsecured notes	$39,319	$—	$—	$39,319
11.875% senior secured second lien notes	373,385	—	(1,581)	371,804
Term loan	207,400	(12,570)	(4,248)	190,582
Cerberus 3L notes	30,831	—	(80)	30,751
Total indebtedness	650,935	(12,570)	(5,909)	632,456
Less current portion of long-term debt	(64,433)	1,364	226	(62,843)
Total long-term debt	$586,502	$(11,206)	$(5,683)	$569,613
Deferred financing costs are amortized through interest expense. Amortization related to deferred financing costs was $0.5 million and $1.5 million during the three months ended March 31, 2017 and March 25, 2016, respectively.
New Senior Credit Facility
On July 7, 2010, we entered into a senior secured credit facility (the "Senior Credit Facility"), with a banking syndicate and Bank of America, N.A. as Administrative Agent (the "Agent"). On January 21, 2011, August 10, 2011, June 19, 2013 and November 5, 2014, DynCorp International entered into amendments to the Senior Credit Facility.
On April 30, 2016, we entered into Amendment No. 5 ("Amendment No. 5") to the Senior Credit Facility which provided for a new senior secured credit facility (the "New Senior Credit Facility") upon the satisfaction of certain conditions, including the consummation of the Exchange Offer and the other Refinancing Transactions. Pursuant to Amendment No. 5, required lenders under the Senior Credit Facility agreed to temporarily waive the requirement to comply with the covenant that the Company’s annual financial statements include a report from its independent registered public accounting firm without a qualification as to the Company’s ability to continue as a going concern until the earlier of the effectiveness of the New Senior Credit Facility (at which time the temporary waiver of this requirement for the fiscal year ended December 31, 2015 would become permanent) and June 30, 2016 (the “Senior Credit Facility Waiver”). On June 15, 2016, we satisfied the conditions set forth in Amendment No. 5, and therefore, on June 15, 2016, the New Senior Credit Facility became effective, and the Senior Credit Facility Waiver for the year ended December 31, 2015 became permanent. On August 22, 2016, we entered into Amendment No. 6 to the credit agreement governing the New Senior Credit Facility, which made certain technical amendments to the reporting covenant agreed to in Amendment No. 5. As amended, the covenant permits the Company’s annual financial statements to include a report from its independent registered public accounting firm with a qualification as to the Company’s ability to continue as a going concern for the fiscal year ending December 31, 2016 that relates solely to the maturity of the Senior Unsecured Notes, the Term Loan and/or the class B revolving facility.

The New Senior Credit Facility is secured by substantially all of our assets and guaranteed by substantially all of our subsidiaries. As of March 31, 2017, the New Senior Credit Facility provided for the following:

•	a $207.4 million term loan facility (the "Term Loan");

•	a $85.8 million class B revolving facility (or "class B revolving commitments"); and

•
up to $15.0 million in incremental revolving facilities provided by and at the discretion of certain non-debt fund affiliates that are controlled by Cerberus (as defined herein), which shall rank pari passu with, and be on the same terms as, the class B revolving facility.

The Term Loan was subject to a 700 basis point fee, totaling approximately $14.4 million, which is reflected as an original issue discount in the balance of the Term Loan as of March 31, 2017. The original issue discount is amortized through interest expense. Amortization related to the original issue discount was $0.9 million during the three months ended March 31, 2017.
Our New Senior Credit Facility provided for a $24.8 million class A revolving facility, (or "class A revolving commitments") which terminated on July 7, 2016 (the class A and class B revolving commitments, together, the "Revolver"). Availability under the Revolver during the two years immediately after June 15, 2016 will be subject to a condition that, if, at the time of a request for revolving loans, the aggregate principal amount of revolving loans plus the face amount of outstanding letters of credit exceeds 50% of the aggregate amount of Revolver commitments at such time, the aggregate amount of unrestricted cash and cash equivalents of DynCorp International and its subsidiaries (giving pro forma effect to requested revolving loans and any application of proceeds thereof or other cash on hand) may not exceed $60 million.
As of March 31, 2017 and December 31, 2016, the available borrowing capacity under the New Senior Credit Facility was approximately $49.0 million and $48.0 million, respectively, and included $36.8 million and $37.8 million, respectively, in issued letters of credit. Amounts borrowed under the Revolver are used to fund operations. As of March 31, 2017 and December 31, 2016 there were no amounts borrowed under the Revolver. The class B revolving facility and the Term Loan mature on July 7, 2019 and July 7, 2020, respectively. See further discussion of potential maturity date acceleration below.
Interest Rates on Term Loan & Revolver
Under the New Senior Credit Facility, the interest rate per annum applicable to the Term Loan is, at our option, equal to either the Base Rate or the Eurocurrency Rate, in each case, plus (i) 5.00% in the case of Base Rate loans and (ii) 6.00% in the case of Eurocurrency Rate loans. The interest rate per annum applicable to the class B revolving facility is, at our option, equal to either a Base Rate or a Eurocurrency Rate plus (i) a range of 4.50% to 5.00% based on the First-Lien Secured Leverage Ratio in the case of Base Rate loans and (ii) a range of 5.50% to 6.00% based on the First-Lien Secured Leverage Ratio in the case of Eurocurrency Rate loans. The First Lien Secured Leverage Ratio is calculated by the ratio of total first lien secured consolidated debt (net of up to $75 million of unrestricted cash and cash equivalents) to consolidated earnings before interest, taxes, depreciation and amortization ("Consolidated EBITDA"), as defined in the New Senior Credit Facility. The interest rate per annum applicable to the class A revolving commitments, which terminated on July 7, 2016, remained the same as the revolving commitments under the Senior Credit Facility. Interest payments on both the Term Loan and Revolver are payable at the end of the interest period as defined in the New Senior Credit Facility, but not less than quarterly.
Under the New Senior Credit Facility, the Base Rate is equal to the higher of (a) the Federal Funds Rate (as defined in Amendment No. 5) plus one half of one percent and (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America, N.A. as its prime rate; provided that in no event shall the Base Rate be less than 1.00% plus the Eurocurrency Rate applicable to one month interest periods on the date of determination of the Base Rate. The variable Base Rate has a floor of 2.75%.
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
As of March 31, 2017 and December 31, 2016, the applicable interest rate on the Term Loan was 7.75%.
Interest Rates on Letter of Credit Subfacility and Unused Commitment Fees
All of our letters of credit under the New Senior Credit Facility are subject to a 0.25% fronting fee. Under the New Senior Credit Facility, the letter of credit subfacility bears interest at an applicable rate that ranges from 4.0% to 4.5% with respect to the class A revolving commitments and ranges from 5.5% to 6.0% with respect to the class B revolving commitments. The unused commitment fee on our Revolver ranges from 0.50% to 0.75% on the undrawn amount of the facility depending on the Secured Leverage Ratio with respect to the class A revolving commitments and depending on the First Lien Secured Leverage Ratio with respect to the class B revolving commitments. Interest payments on both the letter of credit subfacility and unused commitments are payable quarterly in arrears. We will also pay customary letter of credit and agency fees.

The applicable interest rates for our letter of credit subfacility was 5.75% as of March 31, 2017 and December 31, 2016. The applicable interest rate for our unused commitment fees was 0.50% as of March 31, 2017 and December 31, 2016.
Principal Payments
The credit agreement governing the New Senior Credit Facility contains an annual requirement to submit a portion of our Excess Cash Flow, as defined in the credit agreement, as additional principal payments. Based on our annual financial results for the year ended December 31, 2016, we made an additional principal payment as required under the Excess Cash Flow provision of $25.1 million on April 4, 2017. Certain other transactions can trigger mandatory principal payments such as tax refunds, a disposition of a portion of our business or a significant asset sale. We had no such transactions during the three months ended March 31, 2017.
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
Maturity and Amortization
Under the New Senior Credit Facility, we are required to make amortization payments with respect to the Term Loan of $22.5 million on or prior to June 15, 2017 and $22.5 million on or prior to June 15, 2018, which amounts may be reduced as a result of the application of certain prepayments, including our Excess Cash Flow payment. As a result of the additional principal payment of $25.1 million under the Excess Cash Flow requirement, we will not be required to make any additional principal payment on the Term Loan for the June 15, 2017 $22.5 million principal payment requirement. The current portion of long-term debt as of March 31, 2017 includes our Excess Cash Flow Payment of $25.1 million paid on April 4, 2017 and all of the outstanding Senior Unsecured Notes which were redeemed on April 24, 2017. The principal amount of the Term Loan may be reduced as a result of prepayments, with the remaining amount payable on July 7, 2020.
The credit agreement governing the New Senior Credit Facility contains a provision that would have resulted in all outstanding principal under the Term Loan and the class B revolving facility maturing on May 8, 2017 if by May 8, 2017, all of the outstanding principal of the 10.375% Senior Notes due 2017 (the "Senior Unsecured Notes") had not been extended to a date that is on or after October 6, 2020, or all of the outstanding principal and accrued and unpaid interest of the Senior Unsecured Notes had not been paid in full with the proceeds of new equity, capital contributions or new unsecured debt that is expressly subordinated to the New Senior Credit Facility. Similar provisions with regards to the outstanding Senior Unsecured Notes are included in the Indenture governing the New Notes and the Third Lien Credit Agreement, which provide that the remaining Senior Unsecured Notes may only be paid with the proceeds of new equity, capital contributions or new unsecured debt that is expressly subordinated to the New Notes and the Cerberus 3L Notes (and we may not exchange any such remaining Senior Unsecured Notes into secured obligations of any kind). In addition, under the New Senior Credit Facility, any such new debt must mature after the maturity date of the Term Loan, and under the Indenture and the Third Lien Credit Agreement, any such new debt must mature after the maturity date of the New Notes.
Principal amounts outstanding under the class B revolving facility will be due and payable in full on, and the commitments in respect thereof will terminate on, July 7, 2019. The same springing maturity provision impacting the Term Loan as described above also applied to the class B revolving facility with respect to addressing the Senior Unsecured Notes by May 8, 2017.
On March 24, 2017, the Company received a support letter from Cerberus (the “Support Letter”) committing to fund the redemption of all outstanding Senior Unsecured Notes on or before May 5, 2017 with the proceeds of new equity or capital contributions. On April 21, 2017, the Company received the proceeds of a $40.6 million capital contribution (the “Capital Contribution”) from Holdings’ direct parent company, DefCo Holdings, Inc. On April 24, 2017, DynCorp International completed the redemption of all of the remaining Senior Unsecured Notes using the proceeds of the Capital Contribution, and therefore, the maturity dates of the Term Loan and the class B revolving facility remain at July 7, 2020 and July 7, 2019, respectively, and were not accelerated.
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
In addition, the New Senior Credit Facility requires us to maintain a maximum total leverage ratio and a minimum interest coverage ratio. The New Senior Credit Facility also requires, solely for the benefit of the lenders under the Revolver, for us to maintain minimum liquidity (based on availability of revolving credit commitments under the New Senior Credit Facility plus unrestricted cash and cash equivalents) as of the end of each fiscal quarter of not less than $60 million through the fiscal quarter ending December 31, 2017, and of not less than $50 million thereafter. The credit agreement governing the New Senior Credit Facility also contains customary representations and warranties, affirmative covenants and events of default.
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
As of March 31, 2017 and December 31, 2016, we were in compliance with our financial maintenance covenants under the New Senior Credit Facility and we expect, based on current projections and estimates, to be in compliance with our covenants in the next twelve months.
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
Interest on the New Notes accrues at the rate of 11.875% per annum, comprised of 10.375% per annum in cash and 1.500% per annum payable in kind (“PIK,” and such interest “PIK Interest”). The cash portion of the interest on the New Notes is payable in cash and the PIK Interest on the New Notes is payable in kind, each semi-annually in arrears on January 1 and July 1, commencing on July 1, 2016. Interest on the New Notes accrued from January 1, 2016, which was the last date interest was paid on the Senior Unsecured Notes prior to the consummation of the Exchange Offer.
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
In addition, the Indenture (i) requires that any principal to be paid on any Senior Unsecured Notes that remain outstanding that were not tendered in the Exchange Offer may only be paid with the proceeds of new equity, capital contributions or new unsecured debt that is expressly subordinated to the New Notes (and such non-exchanged Senior Unsecured Notes are not permitted to be exchanged into secured obligations of any kind), as further described below under "Senior Unsecured Notes," and (ii) requires DynCorp International to make amortization payments of (x) $22.5 million principal amount of the Term Loan under the New Senior Credit Facility no later than June 15, 2017, and (y) an additional $22.5 million principal amount of the Term Loan no later than June 15, 2018, which amounts may be reduced as a result of the application of certain prepayments, including excess cash flow payments. As discussed above, the Company received the Capital Contribution on April 21, 2017 and completed the redemption of the Senior Unsecured Notes using the proceeds of the Capital Contribution on April 24, 2017.
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
On June 15, 2016, in connection with the consummation of the Exchange Offer, $415.7 million principal amount of the Senior Unsecured Notes were exchanged for $45.0 million cash and $370.6 million principal amount of newly issued New Notes. The remaining $39.3 million principal amount of 10.375% Senior Unsecured Notes were not exchanged and are classified within the current portion of long-term debt as of March 31, 2017, and as further described below, were redeemed on April 24, 2017.

The credit agreement governing our New Senior Credit Facility specifies that we must either extend the maturity date of all outstanding principal of the Senior Unsecured Notes to a date on or after October 6, 2020 or repay all of the outstanding principal and accrued and unpaid interest of the Senior Unsecured Notes in full by May 8, 2017 with the proceeds of new equity, capital contributions or new unsecured debt that is expressly subordinated to the New Senior Credit Facility. Failure to do so would have resulted in all outstanding principal under the Term Loan and the class B revolving facility maturing on May 8, 2017. Similar provisions with regards to the outstanding Senior Unsecured Notes are included in the Indenture governing the New Notes and the Third Lien Credit Agreement, which provide that the remaining Senior Unsecured Notes may only by paid with the proceeds of new equity, capital contributions or new unsecured debt that is expressly subordinated to the New Notes and the Cerberus 3L Notes (and we may not exchange any such remaining Senior Unsecured Notes into secured obligations of any kind). In addition, under the New Senior Credit Facility, any such new debt must mature after the maturity date of the Term Loan, and under the Indenture and the Third Lien Credit Agreement, any such new debt must mature after the maturity date of the New Notes. In the event we had been unable to address the remaining $39.3 million principal amount of 10.375% Senior Unsecured Notes and unpaid interest before May 8, 2017 through the New Cerberus Financing or otherwise, the failure to pay all amounts due under the New Senior Credit Facility upon the May 8, 2017 springing maturity would have been an event of default under the New Senior Credit Facility. Failure to pay amounts due upon the springing maturity of the New Senior Credit Facility would have also caused an event of default under the Indenture and the Cerberus 3L Notes.
We received the Capital Contribution on April 21, 2017, and completed the redemption of all of the remaining Senior Unsecured Notes using the proceeds of the Capital Contribution on April 24, 2017. The maturity dates of the Term Loan and the class B revolving facility remain at July 7, 2020 and July 7, 2019, respectively, and were not accelerated.
Interest on the Senior Unsecured Notes is payable on January 1 and July 1 of each year, and commenced on January 1, 2011.
Pursuant to the Consent Solicitation, the Senior Unsecured Notes Indenture was amended to eliminate substantially all of the restrictive covenants and certain of the default provisions therein.
Subject to restrictions on repayment of the Senior Unsecured Notes in the New Senior Credit Facility and our other debt, after July 1, 2016, we could voluntarily settle all or a portion of the Senior Unsecured Notes at any time prior to maturity at 100% of their principal amount plus accrued and unpaid interest, if any, as of the applicable redemption date.
The fair value of the Senior Unsecured Notes is based on their quoted market value. As of March 31, 2017 and December 31, 2016, the quoted market value of the Senior Unsecured Notes was approximately 99.5% and 94.4%, respectively, of stated value.
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
Under the Third Lien Credit Agreement, DynCorp Funding LLC has made a $30 million term loan to us (the "Cerberus 3L Notes"). The proceeds of the Cerberus 3L Notes are restricted to pay fees and expenses (including reimbursement of out-of-pocket expenses) in support of or related to the Company’s Global Advisory Group until June 15, 2018 and, thereafter, for working capital and general corporate purposes. For the three months ended March 31, 2017, we utilized approximately $5.2 million of these funds for fees and expenses related to the Company's Global Advisory Group.

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

Note 8 — Commitments and Contingencies
Commitments
We have operating leases for the use of real estate and certain property and equipment which are either non-cancelable, cancelable only by the payment of penalties or cancelable upon one month’s notice. All lease payments are based on the lapse of time but include, in some cases, payments for insurance, maintenance and property taxes. There are no purchase options on operating leases at favorable terms, but most leases have one or more renewal options. Certain real estate leases are subject to annual escalations for increases in base rents, utilities and property taxes. Lease rental expense was $9.8 million and $8.2 million for the three months ended March 31, 2017 and March 25, 2016, respectively. We have no significant long-term purchase agreements with service providers.
Contingencies
General Legal Matters
We are involved in various lawsuits and claims that arise in the normal course of business. We have established reserves for matters in which it is believed that losses are probable and can be reasonably estimated. Reserves related to these matters have been recorded in Other accrued liabilities totaling approximately $4.4 million and $4.6 million as of March 31, 2017 and December 31, 2016, respectively. We believe that appropriate accruals have been established for such matters based on information currently available; however, some of the matters may involve compensatory, punitive, or other claims or sanctions that, if granted, could require us to pay damages or make other expenditures in amounts that could not be reasonably estimated at March 31, 2017. These accrued reserves represent the best estimate of amounts believed to be our liability in a range of expected losses. In addition to matters that are considered probable and that can be reasonably estimated, we also have certain matters considered reasonably possible. Other than matters disclosed below, we believe the aggregate range of possible loss related to matters considered reasonably possible was not material as of March 31, 2017. Litigation is inherently unpredictable and unfavorable resolutions could occur. Accordingly, it is possible that an adverse outcome from such proceedings could (i) exceed the amounts accrued for probable matters; or (ii) require a reserve for a matter we did not originally believe to be probable or could be reasonably estimated. Such changes could be material to our financial condition, results of operations and cash flows in any particular reporting period. Our view of the matters not specifically disclosed could possibly change in future periods as events thereto unfold.
Pending Litigation and Claims
On December 4, 2006, December 29, 2006, March 14, 2007 and April 24, 2007, four lawsuits were served, seeking unspecified monetary damages against DynCorp International LLC and several of its former affiliates in the U.S. District Court for the Southern District of Florida, concerning the spraying of narcotic plant crops along the Colombian border adjacent to Ecuador. Three of the lawsuits, filed on behalf of the Provinces of Esmeraldas, Sucumbíos, and Carchi in Ecuador, allege violations of Ecuadorian law, international law, and statutory and common law tort violations, including negligence, trespass, and nuisance. The fourth lawsuit, filed on behalf of citizens of the Ecuadorian provinces of Esmeraldas and Sucumbíos, alleges personal injury, various counts of negligence, trespass, battery, assault, intentional infliction of emotional distress, violations of the Alien Tort Claims Act and various violations of international law. The four lawsuits were consolidated, and based on our motion granted by the court, the case was subsequently transferred to the U.S. District Court for the District of Columbia. On March 26, 2008, a First Amended Consolidated Complaint was filed that identified 3,266 individual plaintiffs. As of January 12, 2010, 1,256 of the plaintiffs have been dismissed by court orders and, on September 15, 2010, the Provinces of Esmeraldas, Sucumbíos, and Carchi were dismissed by court order. We filed multiple motions for summary judgment, and, on February 15, 2013, the court granted summary judgment and dismissed all claims. On March 18, 2013, the plaintiffs filed a notice of appeal with the U.S. Court of Appeals for the District of Columbia. On May 30, 2014, the U.S. Court of Appeals for the District of Columbia affirmed the dismissal of the majority of the case, but remanded the case to the trial court concerning a few remaining tort claims. On September 23, 2016, the District Court granted in part renewed motions for summary judgment. On April 3, 2017, the claims for six plaintiffs proceeded to trial. On April 20, 2017, the jury found in our favor on all claims brought by all six plaintiffs involved in that trial. Further proceedings involving other plaintiffs may take place. At this time, we believe the likelihood of an unfavorable outcome in this case is remote.
A lawsuit filed on September 11, 2001, and amended on March 24, 2008, seeking unspecified damages on behalf of 26 residents of the Sucumbíos Province in Ecuador, was brought against our operating company and several of its former affiliates in the U.S. District Court for the District of Columbia. The action alleges violations of the laws of nations and U.S. treaties, negligence, emotional distress, nuisance, battery, trespass, strict liability, and medical monitoring arising from the spraying of herbicides near the Ecuador-Colombia border in connection with the performance of the DoS, International Narcotics and Law Enforcement contract for the eradication of narcotic plant crops in Colombia. As of January 12, 2010, 15 of the plaintiffs have been dismissed by court order. We filed multiple motions for summary judgment, and, on February 15, 2013, the court granted summary judgment and dismissed all claims. On March 18, 2013, the plaintiffs filed a notice of appeal with the U.S. Court of Appeals for the District of Columbia. On May 30, 2014, the U.S. Court of Appeals for the District of Columbia affirmed the dismissal of the majority of the case, but remanded the case to the trial court concerning a few remaining tort claims. On September 23, 2016, the District Court granted in part renewed motions for summary judgment. On April 3, 2017, the claims for six plaintiffs proceeded to trial. On April 20, 2017, the jury found in our favor on all claims brought by all six plaintiffs involved in that trial. Further proceedings involving other plaintiffs may take place. At this time, we believe the likelihood of an unfavorable outcome in this case is remote.
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
We have received a series of audit reports from the DCAA related to their examination of certain incurred, invoiced and reimbursed costs on the Logistics Civil Augmentation Program IV ("LOGCAP IV") for contract years 2009 to 2012. Through our negotiation efforts with the Contracting Officer the issues have been resolved, resulting in final settlements of all audited costs of approximately $0.8 million of questioned costs. The DCAA is currently auditing fiscal years 2013 to 2016 and we believe the risk of loss for those years is remote and eventual settlement amounts should be comparable to the previous outcome for fiscal years 2009 to 2012.
Foreign Contingencies
On January 22, 2014, a tax assessment from the Large Tax Office of the Afghanistan Ministry of Finance (“MOF”) was received, seeking approximately $64.2 million in taxes and penalties specific to one of our business licenses in Afghanistan for periods between 2009 to 2012. The majority of this assessment was income tax related; however, $10.2 million of the assessed amount is non-income tax related and represents loss contingencies that we consider reasonably possible. We filed our initial appeal of the assessment with the MOF on February 19, 2014. In May 2014, the MOF ruled in our favor for the income tax related issue which totaled approximately $54.0 million. We are still working with the MOF to remove the assessment on the remaining non-income tax related items. As of March 31, 2017, we are continuing to evaluate this matter and at this time believe it does not represent a probable loss contingency.
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
Risk Management Liabilities and Reserves
We are insured for domestic workers' compensation liabilities and a significant portion of our employee medical costs. However, we bear risk for a portion of claims pursuant to the terms of the applicable insurance contracts. We account for these programs based on actuarial estimates of the amount of loss inherent in that period’s claims, including losses for which claims have not been reported of $9.6 million and $9.3 million as of March 31, 2017 and December 31, 2016, respectively. These loss estimates rely on actuarial observations of ultimate loss experience for similar historical events. We limit our risk by purchasing stop-loss insurance policies for significant claims incurred for both domestic workers' compensation liabilities and medical costs. Our exposure under the stop-loss policies for domestic workers' compensation and medical costs is limited based on fixed dollar amounts. For domestic workers' compensation and employers' liability under state and federal law, the fixed dollar amount of stop-loss coverage is $1.0 million per occurrence on most policies, but is $0.25 million per occurrence on a California-based policy. For medical costs, the fixed dollar amount of stop-loss coverage is $0.4 million for total costs per covered participant per calendar year.

Note 9 — Segment Information
We have three operating and reporting segments: AELS, AOLC and DynLogistics. The AELS, AOLC and DynLogistics segments operate principally within a regulatory environment subject to governmental contracting and accounting requirements, including Federal Acquisition Regulations, Cost Accounting Standards and audits by various U.S. federal agencies.
The following is a summary of the financial information of the reportable segments reconciled to the amounts reported in the condensed consolidated financial statements:

	Three Months Ended
(Amounts in thousands)	March 31, 2017	March 25, 2016
Revenue
AELS	$134,106	$136,255
AOLC	153,842	152,255
DynLogistics	172,358	131,189
Headquarters / Other (1)	(434)	291
Total revenue	$459,872	$419,990

Operating income (loss)
AELS	$3,279	$1,741
AOLC	15,667	8,958
DynLogistics	17,500	9,956
Headquarters / Other (2)	(16,282)	(15,177)
Total operating income (loss)	$20,164	$5,478

Depreciation and amortization
AELS	$265	$129
AOLC	24	34
DynLogistics	140	62
Headquarters / Other	8,469	8,291
Total depreciation and amortization (3)	$8,898	$8,516

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

(3)	Includes amounts included in Cost of services of $0.3 million and $0.2 million for the three months ended March 31, 2017 and March 25, 2016, respectively.
The following is a summary of the assets of the reportable segments reconciled to the amounts reported in the consolidated financial statements:

	As Of
(Amounts in thousands)	March 31, 2017	December 31, 2016
Assets
AELS	$136,487	$140,320
AOLC	131,651	133,096
DynLogistics	181,638	168,085
Headquarters / Other (1)	209,769	235,036
Total assets	$659,545	$676,537

(1)	Assets primarily include cash, investments in unconsolidated subsidiaries, and intangible assets (excluding goodwill).

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
Capital Contribution
As described further in Note 7, the credit agreement governing the New Senior Credit Facility contains a provision that would have resulted in all outstanding principal under the Term Loan and the class B revolving facility maturing on May 8, 2017 if by May 8, 2017 all of the outstanding principal of the Senior Unsecured Notes had not been extended to a date that is on or after October 6, 2020, or all of the outstanding principal and accrued and unpaid interest of the Senior Unsecured Notes had not been paid in full with the proceeds of new equity, capital contributions or new unsecured debt that is expressly subordinated to the New Senior Credit Facility. On March 24, 2017, the Company received the Support Letter from Cerberus committing to fund the redemption of all outstanding Senior Unsecured Notes on or before May 5, 2017 with the proceeds of new equity or capital contributions. The Company received the $40.6 million Capital Contribution on April 21, 2017, and completed the redemption of all of the remaining Senior Unsecured Notes using the proceeds of the Capital Contribution on April 24, 2017.
Consulting Fee
We have a Master Consulting and Advisory Services agreement ("COAC Agreement") with Cerberus Operations and Advisory Company, LLC ("COAC") where, pursuant to the terms of the agreement, they make personnel available to us for the purpose of providing reasonably requested business advisory services. The services are priced on a case by case basis depending on the requirements of the project and agreements in pricing. We incurred $1.3 million and $1.8 million of consulting fees on a gross basis before considering the effect of our contract mix which provides for partial recovery in conjunction with the COAC Agreement during the three months ended March 31, 2017 and March 25, 2016, respectively.
We have two executives who are COAC employees, who are seconded to us: (i) our Senior Vice President, Chief Administrative Officer, Chief Legal Officer and Corporate Secretary; and (ii) our Senior Vice President and Chief Operating Officer. Included in the $1.3 million and $1.8 million recognized during the three months ended March 31, 2017 and March 25, 2016 in COAC consulting fees, respectively, was $0.8 million and $0.6 million of administrative expense related to these COAC individuals for the three months ended March 31, 2017 and March 25, 2016, respectively.
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
Joint Ventures and Variable Interest Entities
We account for our investments in VIEs in accordance with ASC 810 - Consolidation. In cases where we have (i) the power to direct the activities of the VIE that most significantly impact its economic performance and (ii) the obligation to absorb losses of the VIE that could potentially be significant or the right to receive benefits from the entity that could potentially be significant to the VIE, we consolidate the entity. We consolidated DIFZ based on the aforementioned criteria. Alternatively, in cases where all of the aforementioned criteria are not met, the investment is accounted for under the equity method. As of March 31, 2017, we accounted for PaTH, Babcock and GLS as equity method investments. We present our share of the PaTH and GLS earnings in Earnings from equity method investees as these joint ventures are considered operationally integral. Alternatively, we present our share of the Babcock earnings in Other income, net as it is not considered operationally integral.
Receivables due from our unconsolidated joint ventures totaled $0.1 million and $0.1 million as of March 31, 2017 and December 31, 2016, respectively. These receivables are a result of items purchased and services rendered by us on behalf of our unconsolidated joint ventures. We have assessed these receivables as having minimal collection risk based on our historic experience with these joint ventures and our inherent influence through our ownership interest.
We did not earn revenue from our unconsolidated joint ventures during the three months ended March 31, 2017 and March 25, 2016, respectively. The related cost of services was $0.2 million and $0.2 million during the three months ended March 31, 2017 and March 25, 2016, respectively. Additionally, we earned $0.1 million and $0.4 million in equity method income (includes operationally integral and non-integral income) during the three months ended March 31, 2017 and March 25, 2016, respectively.
GLS’ revenue was $7.9 million and $9.9 million during the three months ended March 31, 2017 and March 25, 2016, respectively. GLS’ operating and net loss was $1.1 million and $0.8 million during the three months ended March 31, 2017 and March 25, 2016, respectively.
We currently hold one promissory note included in Other assets on our consolidated balance sheet from Palm Trading Investment Corp, which had an aggregate initial value of $9.2 million. The loan balance outstanding was $2.2 million and $2.2 million as of March 31, 2017 and December 31, 2016, respectively, reflecting the initial value plus accrued interest, less non-cash dividend payments against the promissory note. The fair value of the note receivable is not materially different from its carrying value.
As discussed above and in accordance with ASC 810 - Consolidation, we consolidate DIFZ. The following tables present selected financial information for DIFZ as of March 31, 2017 and December 31, 2016 and for the three months ended March 31, 2017 and March 25, 2016:

	As Of
(Amounts in millions)	March 31, 2017	December 31, 2016
Assets	$4.9	$4.2
Liabilities	1.8	1.1

	Three Months Ended
(Amounts in millions)	March 31, 2017	March 25, 2016
Revenue	$41.0	$39.8
The following tables present selected financial information for our equity method investees as of March 31, 2017 and December 31, 2016 and for the three months ended March 31, 2017 and March 25, 2016:

	As Of
(Amounts in millions)	March 31, 2017	December 31, 2016
Current assets	$24.9	$27.7
Total assets	25.2	29.3
Current liabilities	8.7	10.1
Total liabilities	8.7	10.1

	Three Months Ended
(Amounts in millions)	March 31, 2017	March 25, 2016
Revenue	$8.2	$14.7
Gross (loss) profit	(1.6)	0.3
Net (loss) income	(1.5)	0.4
Many of our joint ventures and VIEs only perform on a single contract. The modification or termination of a contract under a joint venture or VIE could trigger an impairment in the fair value of our investment in these entities. In the aggregate, our maximum exposure to losses as a result of our investment consists of our (i) $7.3 million investment in unconsolidated joint ventures, (ii) $0.1 million in receivables from our unconsolidated joint ventures, (iii) $2.2 million note receivable from Palm Trading Investment Corp. and (iv) contingent liabilities that were neither probable nor reasonably estimable as of March 31, 2017.

Note 11 — Consolidating Financial Statements of Subsidiary Guarantors
The New Notes issued by DynCorp International Inc. ("Subsidiary Issuer"), the New Senior Credit Facility and the term loan under the Third Lien Credit Agreement are fully and unconditionally guaranteed, jointly and severally, by the Company ("Parent") and the following domestic subsidiaries of Subsidiary Issuer: DynCorp International LLC, DTS Aviation Services LLC, DynCorp Aerospace Operations LLC, DynCorp International Services LLC, DIV Capital Corporation, Dyn Marine Services of Virginia LLC, Services International LLC, Worldwide Management and Consulting Services LLC, Worldwide Recruiting and Staffing Services LLC, Heliworks LLC, Phoenix Consulting Group, LLC, Casals & Associates, Inc., Culpeper National Security Solutions LLC, and Highground Global, Inc. ("Subsidiary Guarantors"). The Senior Unsecured Notes were fully and unconditionally guaranteed, jointly and severally, by the Parent and the Subsidiary Guarantors other than Culpeper National Security Solutions LLC, and Highground Global, Inc. Each of the Subsidiary Issuer and the Subsidiary Guarantors is 100% owned by the Company. Under the Senior Unsecured Notes Indenture and the Indenture governing the New Notes, a guarantee of a Subsidiary Guarantor would terminate upon the following customary circumstances: (i) the sale of the capital stock of such Subsidiary Guarantor if such sale complies with the indenture; (ii) the designation of such Subsidiary Guarantor as an unrestricted subsidiary; (iii) if such Subsidiary Guarantor no longer guarantees certain other indebtedness of the Subsidiary Issuer or (iv) the defeasance or discharge of the indenture.
The following condensed consolidating financial statements present (i) unaudited condensed consolidating balance sheets as of March 31, 2017 and December 31, 2016, (ii) unaudited condensed consolidating statements of operations and comprehensive loss for the three months ended March 31, 2017 and March 25, 2016, (iii) unaudited condensed consolidating statements of cash flows for the three months ended March 31, 2017 and March 25, 2016 and (iii) elimination entries necessary to consolidate Parent and its subsidiaries.
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
DynCorp International Inc. is considered the Subsidiary Issuer as it issued the Senior Unsecured Notes and the New Notes.

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Operations Information
For the Three Months Ended March 31, 2017

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$—	$463,274	$46,429	$(49,831)	$459,872
Cost of services	—	—	(403,232)	(46,067)	49,822	(399,477)
Selling, general and administrative expenses	—	—	(31,625)	(100)	6	(31,719)
Depreciation and amortization expense	—	—	(8,385)	(173)	3	(8,555)
Earnings from equity method investees	—	—	43	—	—	43
Operating income	—	—	20,075	89	—	20,164
Interest expense	—	(17,753)	(962)	—	—	(18,715)
Interest income	—	—	5	—	—	5
Equity in (loss) income of consolidated subsidiaries	(487)	11,054	(113)	—	(10,454)	—
Other income, net	—	—	1,333	40	—	1,373
(Loss) income before income taxes	(487)	(6,699)	20,338	129	(10,454)	2,827
Benefit (provision) for income taxes	—	6,212	(9,284)	33	—	(3,039)
Net (loss) income	(487)	(487)	11,054	162	(10,454)	(212)
Noncontrolling interests	—	—	—	(275)	—	(275)
Net (loss) income attributable to Delta Tucker Holdings, Inc.	$(487)	$(487)	$11,054	$(113)	$(10,454)	$(487)

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Operations Information
For the Three Months Ended March 25, 2016

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$—	$423,427	$44,818	$(48,255)	$419,990
Cost of services	—	—	(375,778)	(44,959)	48,239	(372,498)
Selling, general and administrative expenses	—	—	(34,082)	(22)	14	(34,090)
Depreciation and amortization expense	—	—	(8,124)	(169)	2	(8,291)
Earnings from equity method investees	—	—	367	—	—	367
Operating income (loss)	—	—	5,810	(332)	—	5,478
Interest expense	—	(15,278)	(690)	—	—	(15,968)
Interest income	—	—	59	1	—	60
Equity in loss of consolidated subsidiaries	(14,759)	(4,828)	(547)	—	20,134	—
Other income (expense), net	—	—	359	(7)	—	352
(Loss) income before income taxes	(14,759)	(20,106)	4,991	(338)	20,134	(10,078)
Benefit (provision) for income taxes	—	5,347	(9,819)	(22)	—	(4,494)
Net loss	(14,759)	(14,759)	(4,828)	(360)	20,134	(14,572)
Noncontrolling interests	—	—	—	(187)	—	(187)
Net loss attributable to Delta Tucker Holdings, Inc.	$(14,759)	$(14,759)	$(4,828)	$(547)	$20,134	$(14,759)

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Comprehensive Loss Information
For the Three Months Ended March 31, 2017

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net (loss) income	$(487)	$(487)	$11,054	$162	$(10,454)	$(212)
Other comprehensive income, net of tax:
Foreign currency translation adjustment	12	12	—	12	(24)	12
Other comprehensive income, before tax	12	12	—	12	(24)	12
Income tax expense related to items of other comprehensive income	(4)	(4)	—	(4)	8	(4)
Other comprehensive income	8	8	—	8	(16)	8
Comprehensive (loss) income	(479)	(479)	11,054	170	(10,470)	(204)
Noncontrolling interests	—	—	—	(275)	—	(275)
Comprehensive (loss) income attributable to Delta Tucker Holdings, Inc.	$(479)	$(479)	$11,054	$(105)	$(10,470)	$(479)

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Comprehensive Loss Information
For the Three Months Ended March 25, 2016

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net loss	$(14,759)	$(14,759)	$(4,828)	$(360)	$20,134	$(14,572)
Other comprehensive income, net of tax:
Foreign currency translation adjustment	3	3	—	3	(6)	3
Other comprehensive income, before tax	3	3	—	3	(6)	3
Income tax expense related to items of other comprehensive income	(1)	(1)	—	(1)	2	(1)
Other comprehensive income	2	2	—	2	(4)	2
Comprehensive loss	(14,757)	(14,757)	(4,828)	(358)	20,130	(14,570)
Noncontrolling interests	—	—	—	(187)	—	(187)
Comprehensive loss attributable to Delta Tucker Holdings, Inc.	$(14,757)	$(14,757)	$(4,828)	$(545)	$20,130	$(14,757)

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Balance Sheet Information
March 31, 2017

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
	ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$84,200	$23,007	$—	$107,207
Restricted cash	—	1,784	720	—	—	2,504
Accounts receivable, net	—	—	324,681	149	(18,800)	306,030
Intercompany receivables	—	—	166,701	1,115	(167,816)	—
Prepaid expenses and other current assets	—	—	62,501	5,432	(614)	67,319
Total current assets	—	1,784	638,803	29,703	(187,230)	483,060
Property and equipment, net	—	—	16,238	782	—	17,020
Goodwill	—	—	9,694	32,399	—	42,093
Tradenames, net	—	—	28,536	—	—	28,536
Other intangibles, net	—	—	75,956	—	—	75,956
Investment in subsidiaries	—	565,410	56,220	—	(621,630)	—
Other assets, net	—	—	10,253	2,627	—	12,880
Total assets	$—	$567,194	$835,700	$65,511	$(808,860)	$659,545

	LIABILITIES & DEFICIT
Current liabilities:
Current portion of long-term debt	$—	$62,955	$—	$—	$—	$62,955
Accounts payable	—	—	78,045	5,213	(1,507)	81,751
Accrued payroll and employee costs	—	—	83,974	3,206	—	87,180
Intercompany payables	45,086	121,615	1,115	—	(167,816)	—
Deferred income taxes	—	—	—	28	(28)	—
Accrued liabilities	222,746	31,338	63,657	844	(240,468)	78,117
Income taxes payable	—	—	11,345	—	(157)	11,188
Total current liabilities	267,832	215,908	238,136	9,291	(409,976)	321,191
Long-term debt	—	574,032	—	—	—	574,032
Long-term deferred taxes	—	—	15,286	—	—	15,286
Other long-term liabilities	—	—	11,408	—	—	11,408
Noncontrolling interests	—	—	5,460	—	—	5,460
(Deficit) equity	(267,832)	(222,746)	565,410	56,220	(398,884)	(267,832)
Total liabilities and deficit	$—	$567,194	$835,700	$65,511	$(808,860)	$659,545

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Balance Sheet Information
December 31, 2016

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
	ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$106,416	$11,802	$—	$118,218
Restricted cash	—	6,944	720	—	—	7,664
Accounts receivable, net	—	—	304,729	2,525	(6,999)	300,255
Intercompany receivables	—	—	183,587	9,827	(193,414)	—
Prepaid expenses and other current assets	—	—	63,776	2,516	(598)	65,694
Total current assets	—	6,944	659,228	26,670	(201,011)	491,831
Property and equipment, net	—	—	15,788	848	—	16,636
Goodwill	—	—	9,694	32,399	—	42,093
Tradenames, net	—	—	28,536	—	—	28,536
Other intangibles, net	—	—	84,069	—	—	84,069
Investment in subsidiaries	—	572,176	54,538	—	(626,714)	—
Other assets, net	—	—	10,575	2,797	—	13,372
Total assets	$—	$579,120	$862,428	$62,714	$(827,725)	$676,537

	LIABILITIES & DEFICIT
Current liabilities:
Current portion of long-term debt	$—	$62,843	$—	$—	$—	$62,843
Accounts payable	—	—	67,287	3,859	(1,404)	69,742
Accrued payroll and employee costs	—	—	92,036	3,544	—	95,580
Intercompany payables	45,086	138,501	9,827	—	(193,414)	—
Deferred income taxes	—	—	—	26	(26)	—
Accrued liabilities	222,306	30,469	78,926	747	(228,370)	104,078
Income taxes payable	—	—	9,406	—	(103)	9,303
Total current liabilities	267,392	231,813	257,482	8,176	(423,317)	341,546
Long-term debt	—	569,613	—	—	—	569,613
Long-term deferred taxes	—	—	14,825	—	—	14,825
Other long-term liabilities	—	—	12,490	—	—	12,490
Noncontrolling interests	—	—	5,455	—	—	5,455
(Deficit) Equity	(267,392)	(222,306)	572,176	54,538	(404,408)	(267,392)
Total liabilities and deficit	$—	$579,120	$862,428	$62,714	$(827,725)	$676,537

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Cash Flow Information
For the Three Months Ended March 31, 2017

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$11,627	$(29,347)	$2,851	$(179)	$(15,048)
Cash flows from investing activities:
Purchase of property and equipment	—	—	(1,757)	—	—	(1,757)
Proceeds from sale of property, plant and equipment	—	—	370	—	—	370
Purchase of software	—	—	(26)	—	—	(26)
Cash restricted from Cerberus 3L Notes	—	5,160	—	—	—	5,160
Return of capital from equity method investees	—	—	1,269	—	—	1,269
Contributions to equity method investees	—	—	(900)	—	—	(900)
Transfers from affiliates	—	—	16,887	8,712	(25,599)	—
Net cash provided by investing activities	—	5,160	15,843	8,712	(25,599)	4,116
Cash flows from financing activities:
Equity contribution from affiliates of Cerberus	—	100	—	—	—	100
Payments of dividends to noncontrolling interests	—	—	—	(358)	179	(179)
Net transfers to affiliates	—	(16,887)	(8,712)	—	25,599	—
Net cash used in financing activities	—	(16,787)	(8,712)	(358)	25,778	(79)
Net (decrease) increase in cash and cash equivalents	—	—	(22,216)	11,205	—	(11,011)
Cash and cash equivalents, beginning of period	—	—	106,416	11,802	—	118,218
Cash and cash equivalents, end of period	$—	$—	$84,200	$23,007	$—	$107,207

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Cash Flow Information
For the Three Months Ended March 25, 2016

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$1,759	$35,267	$(48,110)	$(19,056)	$(403)	$(30,543)
Cash flows from investing activities:
Purchase of property and equipment	—	—	(788)	(24)	—	(812)
Purchase of software	—	—	(1,261)	—	—	(1,261)
Contributions to equity method investees	—	—	(1,225)	—	—	(1,225)
Transfers from affiliates	—	—	37,277	23,767	(61,044)	—
Net cash provided by investing activities	—	—	34,003	23,743	(61,044)	(3,298)
Cash flows from financing activities:
Equity contributions from affiliates of Cerberus	—	250	—	—	—	250
Payments of dividends to Parent	—	—	—	(808)	404	(404)
Net transfers to affiliates	(1,759)	(35,517)	(23,767)	—	61,043	—
Net cash used in financing activities	(1,759)	(35,267)	(23,767)	(808)	61,447	(154)
Net (decrease) increase in cash and cash equivalents	—	—	(37,874)	3,879	—	(33,995)
Cash and cash equivalents, beginning of period	—	—	95,365	13,417	—	108,782
Cash and cash equivalents, end of period	$—	$—	$57,491	$17,296	$—	$74,787

Note 12 — Subsequent Events
The Company evaluated potential subsequent events occurring after the period end date through the date the financial statements were issued and concluded that there were no material subsequent events for the quarter ended March 31, 2017, except as disclosed within the Notes to the unaudited condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis of our unaudited condensed consolidated financial condition and results of operations should be read in conjunction with the Delta Tucker Holdings, Inc. unaudited condensed consolidated financial statements, and the notes thereto, and other data contained elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis should also be read in conjunction with our audited consolidated financial statements, and notes thereto, and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the year ended December 31, 2016. In addition, please see "Disclosure Regarding Forward-Looking Information" for a discussion of the risks, uncertainties and assumptions associated with these statements. References to "Delta Tucker Holdings", the "Company", "we", "our" or "us" refer to Delta Tucker Holdings, Inc. and its subsidiaries unless otherwise stated or indicated by context.

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
Reportable Segments
The Company's organizational structure includes three operating and reporting segments: Aviation Engineering, Logistics, and Sustainment ("AELS"), Aviation Operations and Life Cycle Management ("AOLC") and DynLogistics. Our segments provide services domestically and internationally primarily under contracts with the U.S. government.
AELS
The Company's AELS segment, comprised primarily of the Company's U.S. Air Force and U.S. Navy contracts, provides the technical information and expertise to manage large fleets and bases and delivers engineering and maintenance services to help keep operations running effectively. AELS offers a full spectrum of capabilities including training, supply chain management, aircraft modernization, platform sustainment and data optimization. The T-6 Contractor Operated and Maintained Base Supply ("T-6 COMBS"), Contractor Logistics Support: T-34, T-44, T-6 ("CLS") and Naval Test Wing Patuxent River MD ("Pax River") programs are three of the most significant programs in the AELS segment. Under the T-6 COMBS contract, the U.S. Air Force contracts the Company to perform support services for the T-6A and T-6B aircraft. Our CLS and Pax River programs provide maintenance and logistics support to the U.S. Navy T-34, T-44, and T-6 aircraft and maintenance and logistic support on Naval Test Wing Atlantic aircraft, respectively.
AOLC
The Company's AOLC segment, comprised primarily of the Company's Army and the Bureau for International Narcotics and Law Enforcement Affairs, Office of Aviation ("INL Air Wing") contracts, provides aircraft operations and logistics services to include modernization and refurbishments, upgrades and sustainment, and maintenance and support for key military, government and commercial customers worldwide. The INL Air Wing and Theater Aviation Sustainment Manager - OCONUS ("TASM-O") programs are two of the most significant programs in the AOLC segment. The TASM-O program provides aviation maintenance services under the Army Aviation Field Maintenance ("AFM") program.
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

DynLogistics
This segment provides best-value mission readiness to its customers through total support solutions including conventional and contingency logistics, operations and maintenance support, platform modification and upgrades, supply chain management and training, security and full spectrum intelligence mission support services. The Logistics Civil Augmentation Program IV ("LOGCAP IV") and War Reserve Materiel II ("WRM II") contracts are the most significant contracts within this segment. Under the LOGCAP IV program, which we perform under a single IDIQ contract, the U.S. Army contracts for us to perform selected services, operations and maintenance, engineering as well as construction and logistics predominately in the Middle East Theater to augment the U.S. Army, the U.S. Marine Corps and North Atlantic Treaty Organization ("NATO") forces and to release military units from combat service support missions or to fill the U.S. military resource shortfalls. Under the WRM II contract, the U.S. Air Force contracts the Company to perform, outload, and reconstitute the pre-positioned war reserve materiel in the U.S. Air Force Central Command Area of Responsibility as well as maintenance services on ground support equipment vehicles.
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

Current Operating Environment and Outlook
The following discussion is a supplement to and should be read in conjunction with the accompanying unaudited financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2016.
External Factors
In recent days, the Congress was able to come to agreement on a final fiscal year 2017 Omnibus Appropriations package, which will fund the government until September 30, 2017. Avoiding a year-long Continuing Resolution and passing appropriations for the Department of Defense and Department of State added some additional stability and clarity to an improved defense services sector business environment.
In contrast, the international environment continues to be driven by instability, with ongoing and potential conflicts around the globe. Global events are driving adjustments to U.S. national security and foreign policy objectives, as well as the funding levels and mechanisms to support these shifts. External factors influencing the industry continue to include:

•	Adhering to discretionary spending caps mandated by the Budget Control Act of 2011 ("BCA");

•	Readiness driven requirements to maintain and sustain equipment;

•	Troop levels and tempo of operations in Afghanistan;

•	Conflicts in Iraq, Syria and the wider Middle East;

•	North Korea's nuclear program and behavior;

•	Russian aggression in Europe and the Middle East; and

•	Increased instability and challenges to the existing international framework.
Considering these complex issues, the defense services sector believes there will be growth in the defense topline this year and over the next few fiscal years. On services specifically, addressing current readiness will require increased resources for training, maintenance and sustainment. Companies like DynCorp International are well positioned to support efforts to restore military readiness to necessary standards. Recent actions by the Administration reaffirm readiness is a top priority, including a January 27, 2017 Presidential Memorandum on Rebuilding the U.S. Armed Forces that instructed the DOD to undertake several efforts to identify and begin mitigating readiness shortfalls.
Legislatively, Congress negotiated and agreed upon a final fiscal year 2017 defense budget topline of $599 billion, which consists of $516 billion in the base budget and $83 billion in Overseas Contingency Operations funding ("OCO"). The total increase for fiscal year 2017 is $26 billion, or 4.5%, over fiscal year 2016. Determining the fiscal year 2017 Department of Defense budget topline is complicated since the total includes three separate spending measures, which are: 1) the $578 billion FY17 Defense Appropriations, 2) $15 billion Emergency Supplemental Budget Amendment, and 3) $6.0 billion that had previously been enacted in the Continuing Resolution passed in December 2016.
On Operations and Maintenance (“O&M”), the combined fiscal year 2017 Defense Appropriations and Emergency Supplemental funding for O&M activities is $223 billion, with $168 billion base budget and $55 billion OCO. This represents a $9.0 billion increase in O&M spending over fiscal year 2016. Significant portions of increased O&M funding are dedicated to addressing readiness shortfalls, including over $3.5 billion for increased operational tempo and flying hours, training, unit readiness and availability to support global contingencies.
At the State Department, the fiscal year 2017 topline budget is $53 billion, with $37 billion in the base budget and $16 billion in OCO. While this is a $500 million decrease from fiscal year 2016, funding for the State Department and related agencies remains at historically high levels.
The official fiscal year 2018 defense budget will not be released until late May 2017. However, the March 2017 budget blueprint calls for a topline budget of $639 billion with $574 billion in the base budget and $65 billion in OCO funding. This would represent a $54 billion increase over fiscal year 2017, which represents 10% growth. Regardless of proposed increases, the BCA is the law of the land, barring repeal or modification by Congress. Any increases above the mandated caps will trigger sequestration. On Capitol Hill, Senate Armed Services Committee Chairman John McCain and House Armed Services Committee Chairman Mac Thornberry are both advocating for a base budget of $640 billion. The President’s proposed $54 billion was criticized by defense hawks as too small. Additionally, a bipartisan consensus has emerged against the Administration’s plan to increase defense by reducing budgets of other agencies, such as the State Department (-29%) and the Environmental Protection Agency (-31%). In short, there is much work to be done with regard to a fiscal year 2018 budget, but the Administration and Congressional leaders are publicly committed to trying to eliminate the BCA and grow defense.
For the Department of State, the fiscal year 2018 request will be $37.6 billion, which is roughly 29% below fiscal year 2016, with $25.6 billion in the base budget and $12 billion in OCO. The State Department’s role in executing the nation’s foreign policy and protecting our national security is vital. Importantly, in reviewing the documents released so far, the request will provide funds for robust core diplomatic activities, such as operations, maintenance, logistics, security, transportation and IT support. These are the services DynCorp International provides to the State Department and, per the currently available data, we do not foresee dramatic cuts to these areas.
Internationally, we believe the decisions to increase U.S. troop deployment to Iraq and delay further troop reductions in Afghanistan, the decision to send U.S. Special Forces advisors into Syria while increasing operational tempo in Iraq and Syria, as well as continued conflict and instability in Yemen, Ukraine and others, argues for continued robust OCO funding.
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
Challenges exist that could adversely impact the services sector on a short-term basis, including the continued usage of Low Price Technically Acceptable and other solely cost-focused contracting mechanisms, as well as delays by the U.S. government for contract competes and awards. However, we are seeing some welcomed movement back to utilizing best value source selection criteria for major services acquisitions. We believe the following longer-term industry trends demonstrate the continued demand for the types of services we provide:

•	Realignment of the military force structure, leading to increased outsourcing of non-combat functions, including life cycle;

•	Asset management of equipment from operational, immediate and depot level maintenance;

•	Requirement to maintain, overhaul and upgrade for returning rolling stocks and aging platforms;

•	Sustain and support forward-deployed rotational troops and equipment;

•	Growth in outsourcing by foreign allies of maintenance, supply-support, facilities management, infrastructure upgrades, and construction management related services;

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

Notable Events for the three months ended March 31, 2017 and to date

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

•
On March 24, 2017, we received the Support Letter from Cerberus committing to fund the redemption of all outstanding Senior Unsecured Notes on or before May 5, 2017 with the proceeds of new equity or capital contributions, and we sent a notice of redemption to the holders of the Senior Unsecured Notes for a redemption of all of the remaining Senior Unsecured Notes on April 24, 2017, conditioned on the receipt of the proceeds of equity and/or debt financings and/or capital contributions.

•	On April 21, 2017, we received the $40.6 million Capital Contribution from Holdings’ direct parent company, DefCo Holdings, Inc.

•	On April 24, 2017, we completed the redemption of all of the remaining Senior Unsecured Notes using the proceeds of the Capital Contribution.

•
On April 27, 2017, AELS announced the award of the T-6 Contractor Operated and Maintained Base Supply Bridge Contract ("T-6 COMBS Bridge"). The one year contract has a total potential value of $202 million.

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
Our historical contract mix by type, as a percentage of revenue, is indicated in the table below.

	Three Months Ended
	March 31, 2017	March 25, 2016
Fixed-Price	44%	46%
Time-and-Materials	5%	4%
Cost-Reimbursement	51%	50%
Total	100%	100%
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
The following table sets forth our historical role as a prime and subcontractor, as a percentage of revenue.

	Three Months Ended
Type	March 31, 2017	March 25, 2016
Prime contractor	95%	94%
Subcontractor	5%	6%
Total	100%	100%

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
The following table sets forth our approximate backlog as of the dates indicated:

	As Of
(Amounts in millions)	March 31, 2017	December 31, 2016
Funded backlog	$1,264	$1,403
Unfunded backlog	2,524	2,313
Total backlog	$3,788	$3,716
The increase in backlog as of March 31, 2017 was primarily due to new contract wins within the DynLogistics segment, partially offset by revenue recognized on current programs during the three months ended March 31, 2017.
We expect to recognize a substantial portion of our funded backlog as revenues within the next 12 months. However, the U.S. Government may cancel certain contracts through a termination for the convenience of the U.S. Government. Certain commercial or non-U.S. Government contracts may include provisions that allow the customer to cancel prior to the completion of the contract, however, most of our contracts have cancellation terms that would permit us to recover all or a portion of our incurred costs and fees for work performed.

Results of Operations

Consolidated Three Months Ended March 31, 2017 compared to the Three Months Ended March 25, 2016
We report the results of our operations using a basis where each quarterly period ends on the last Friday of the calendar quarter, except for the fourth quarter of the fiscal year, which ends on December 31. The fiscal three month period ended March 31, 2017 included an additional five days as compared to the fiscal three month period ended March 25, 2016 due to the timing of the final Friday of the quarter in the current period as compared to prior year. The following tables set forth our unaudited consolidated results of operations, both in dollars and as a percentage of revenue, for the three months ended March 31, 2017 and March 25, 2016.

	Three Months Ended
(Amounts in thousands)	March 31, 2017		March 25, 2016
Revenue	$459,872	100.0%	$419,990	100.0%
Cost of services	(399,477)	(86.9)	(372,498)	(88.7)
Selling, general and administrative expenses	(31,719)	(6.9)	(34,090)	(8.1)
Depreciation and amortization expense	(8,555)	(1.9)	(8,291)	(2.0)
Earnings from equity method investees	43	—	367	0.1
Operating income	20,164	4.3	5,478	1.3
Interest expense	(18,715)	(4.1)	(15,968)	(3.8)
Interest income	5	—	60	—
Other income, net	1,373	0.4	352	0.1
Income (loss) before income taxes	2,827	0.6	(10,078)	(2.4)
Provision for income taxes	(3,039)	(0.7)	(4,494)	(1.1)
Net loss	(212)	(0.1)	(14,572)	(3.5)
Noncontrolling interests	(275)	(0.1)	(187)	—
Net loss attributable to Delta Tucker Holdings, Inc.	$(487)	(0.2)	$(14,759)	(3.5)
Revenue — Revenue for the three months ended March 31, 2017 was $459.9 million, an increase of $39.9 million, or 9.5%, compared to $420.0 million for the three months ended March 25, 2016. In addition to the three months ended March 31, 2017 including an additional five days compared to the three months ended March 25, 2016, the increase was primarily as a result of the Afghanistan Life Support Services ("ALiSS") and the TASM-O contracts and increased scope from the LOGCAP IV program. The increase in revenue was partially offset by decreased volume on the INL Air Wing program and the completion of the Sheppard Air Force Base contract. See further discussion of our revenue results in the "Results by Segment" section below.
Cost of services — Cost of services are comprised of direct labor, direct material, overhead, subcontractors, travel, supplies and other miscellaneous costs. Cost of services for the three months ended March 31, 2017 was $399.5 million, an increase of $27.0 million, or 7.2%, compared to the three months ended March 25, 2016. The increase in Cost of services was primarily driven by an increase in revenue, as discussed above. As a percentage of revenue, Cost of services improved to 86.9% for the three months ended March 31, 2017 compared to 88.7% for the three months ended March 25, 2016. See further discussion of the impact of program margins in the "Results by Segment" section below.
Selling, general and administrative expenses ("SG&A") — SG&A primarily relates to functions such as management, legal, financial accounting, contracts and administration, human resources, management information systems, purchasing, and business development. SG&A decreased by $2.4 million, or 7.0%, to $31.7 million during the three months ended March 31, 2017 primarily due to an insurance recovery on certain legal fees and as a result of our cost reduction initiatives. SG&A as a percentage of revenue decreased to 6.9% for the three months ended March 31, 2017 compared to 8.1% for the three months ended March 25, 2016 as a result of the decrease in SG&A discussed above.
Earnings from equity method investees — Earnings from equity method investees include our proportionate share of the income of our equity method investees deemed to be operationally integral to our business, such as Partnership for Temporary Housing LLC (“PaTH”) and Global Linguist Solutions ("GLS"). We expect our earnings from equity method investees to remain minimal throughout the remainder of the year unless additional task orders are received by our joint ventures.
Interest expense — Interest expense for the three months ended March 31, 2017 was $18.7 million, an increase of $2.7 million, or 17.2%, compared to the three months ended March 25, 2016. The increase is primarily due to the PIK interest on our New Notes and the Cerberus 3L Notes.

Other income, net — Other income, net consists primarily of sublease income, gains/losses from foreign currency, asset sales and other items. Other income, net during the three months ended March 31, 2017 was $1.4 million, an increase of $1.0 million, due to a favorable settlement of a legacy customer liability.
Income taxes — Our effective tax rate consists of federal and state statutory rates, certain permanent differences and discrete items. The effective tax rate for the three months ended March 31, 2017 was 107.5%, as compared to (44.6)% for the three months ended March 25, 2016, a change primarily driven by an increase to the valuation allowance.

Results by Segment – Three Months Ended March 31, 2017 Compared to Three Months Ended March 25, 2016
We report the results of our operations using a basis where each quarterly period ends on the last Friday of the calendar quarter, except for the fourth quarter of the fiscal year, which ends on December 31. The fiscal three month period ended March 31, 2017 included an additional five days as compared to the fiscal three month period ended March 25, 2016 due to the timing of the final Friday of the quarter in the current period as compared to prior year. The following tables set forth the revenue, both in dollars and as a percentage of our consolidated revenue, operating income (loss) and operating margin for our operating segments for the three months ended March 31, 2017 and March 25, 2016. The following amounts agree to our segment disclosures. See Note 9 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion.

	Three Months Ended
	March 31, 2017		March 25, 2016
(Amounts in thousands)	Revenue	% of Total Revenue	Revenue	% of Total Revenue
AELS	$134,106	29.2%	$136,255	32.4%
AOLC	153,842	33.5	152,255	36.3
DynLogistics	172,358	37.4	131,189	31.2
Headquarters (1)	(434)	(0.1)	291	0.1
Consolidated revenue	$459,872	100.0	$419,990	100.0

	Operating Income (Loss)	Profit Margin (3)	Operating Income (Loss)	Profit Margin (3)
AELS	$3,279	2.4%	$1,741	1.3%
AOLC	15,667	10.2	8,958	5.9
DynLogistics	17,500	10.2	9,956	7.6
Headquarters (2)	(16,282)		(15,177)
Consolidated operating income	$20,164		$5,478

(1)	Represents revenue earned on shared service arrangements for general and administrative services provided to unconsolidated joint ventures and elimination of intercompany items between segments.

(2)
Headquarters operating loss primarily relates to amortization of intangible assets and other costs that are not allocated to segments and are not billable to our U.S. government customers and Global Advisory Group costs, partially offset by equity method investee income.

(3)	Represents segment operating income as a percentage of segment revenue and does not consider Headquarters operating loss.
AELS
Revenue of $134.1 million decreased $2.1 million, or 1.6%, for the three months ended March 31, 2017 compared to the three months ended March 25, 2016 primarily due to the completion of the Sheppard Air Force Base contract. The decrease in revenue was partially offset by increased content from the T-6 COMBS and Naval Aviation Warfighting Development Center ("NAWDC") contracts.
Operating income of $3.3 million for the three months ended March 31, 2017 as compared to operating income of $1.7 million for the three months ended March 25, 2016 was primarily due to the completion of the Sheppard Air Force Base contract. The operating income of $1.7 million for the three months ended March 25, 2016 was primarily a result of continued awards of incentive fees on a U.S. Navy contract.

AOLC
Revenue of $153.8 million increased $1.6 million, or 1.0%, for the three months ended March 31, 2017 primarily due to the additional five days compared to the three months ended March 25, 2016 and as a result of increased content from the TASM-O contract. The increase in revenue was partially offset by decreased volume on the INL Air Wing program.
Operating income of $15.7 million for the three months ended March 31, 2017 as compared to operating income of $9.0 million for the three months ended March 25, 2016 was primarily due to the performance of the INL Air Wing, TASM-O and Regional Aviation Sustainment Maintenance ("RASM-W") contracts, as well as the MD530 subcontract. The operating income of $9.0 million for the three months ended March 25, 2016 was primarily due to the strong performance of the INL Air Wing and TASM-O contracts, as well as the MD530 subcontract.
DynLogistics
Revenue of $172.4 million increased $41.2 million, or 31.4%, for the three months ended March 31, 2017 primarily due to the additional five days compared to the three months ended March 25, 2016 and as a result of the increased scope on both the LOGCAP IV program and the Afghanistan Life Support Services ("ALiSS") contract. We expect our revenue for the DynLogistics segment to exceed our 2016 revenue due to growth on existing contract vehicles and new contract wins within the segment.
Operating income of $17.5 million for the three months ended March 31, 2017 as compared to $10.0 million for the three months ended March 25, 2016 was primarily due to strong performance on our LOGCAP IV, ALiSS, Afghanistan Ministry of Defense and Afghanistan Ministry of Interior programs. The operating income of $10.0 million for the three months ended March 25, 2016 was primarily due to the definitization of cost and fee on certain legacy programs and the resolution of a contingent liability.

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
The credit agreement governing the New Senior Credit Facility contains a provision that would have resulted in all outstanding principal under the Term Loan and the class B revolving facility maturing on May 8, 2017 if by May 8, 2017, all of the outstanding principal of the 10.375% Senior Notes due 2017 (the "Senior Unsecured Notes") had not been extended to a date that is on or after October 6, 2020, or all of the outstanding principal and accrued and unpaid interest of the Senior Unsecured Notes had not been paid in full with the proceeds of new equity, capital contributions or new unsecured debt that is expressly subordinated to the New Senior Credit Facility. On March 24, 2017, the Company received a support letter from Cerberus (the “Support Letter”) committing to fund the redemption of all outstanding Senior Unsecured Notes on or before May 5, 2017 with the proceeds of new equity or capital contributions. On April 21, 2017, the Company received the proceeds of a $40.6 million capital contribution (the “Capital Contribution”) from Holdings’ direct parent company, DefCo Holdings, Inc. On April 24, 2017, DynCorp International completed the redemption of all of the remaining Senior Unsecured Notes using the proceeds of the Capital Contribution, and therefore, the maturity dates of the Term Loan and the class B revolving facility remain at July 7, 2020 and July 7, 2019, respectively, and were not accelerated.
Availability under the Revolver during the two years immediately after June 15, 2016 is subject to a condition that, if, at the time of a request for revolving loans or an issuance of a letter of credit, the aggregate principal amount of revolving loans plus the face amount of outstanding letters of credit exceeds 50% of the aggregate amount of Revolver commitments at such time, the aggregate amount of unrestricted cash and cash equivalents of DynCorp International and its subsidiaries (giving pro forma effect to requested revolving loans and any application of proceeds thereof or other cash on hand) may not exceed $60 million.
Management believes Days Sales Outstanding ("DSO") is an appropriate way to measure our billing and collections effectiveness. DSO measures the efficiency in collecting our receivables as of the period end date and is calculated based on average daily revenue for the most recent quarter and accounts receivable, net of customer advances, as of the balance sheet date. DSO remained at 56 days as of March 31, 2017 and December 31, 2016 as we continued to focus on managing our customer payment cycles. We expect cash to continue to be impacted by operational working capital needs, potential acquisitions and interest payments on our indebtedness.

Cash Flow Analysis

	Three Months Ended
(Amounts in thousands)	March 31, 2017	March 25, 2016
Net cash used in operating activities	$(15,048)	$(30,543)
Net cash provided by (used in) investing activities	4,116	(3,298)
Net cash used in financing activities	(79)	(154)
Cash Flows
Cash used in operating activities during the three months ended March 31, 2017 was $15.0 million compared to $30.5 million during the three months ended March 25, 2016. Cash used in operating activities during the three months ended March 31, 2017 was primarily due to a reduction in accrued liabilities related to interest payments. Cash used in operating activities during the three months March 25, 2016 was primarily due to a reduction in accrued liabilities related to interest payments and our net loss.
Cash provided by investing activities during the three months ended March 31, 2017 was $4.1 million compared to cash used in investing activities of $3.3 million during the three months ended March 25, 2016. Cash provided by investing activities during the three months ended March 31, 2017 was primarily due to restricted cash proceeds received from the Cerberus 3L Notes restricted to pay fees and expenses related to the Company's Global Advisory Group, purchases of capital assets and returns of capital from and contributions to GLS. Cash used in investing activities during the three months ended March 25, 2016 was primarily due to purchases of capital assets and contributions to GLS.
Cash used in financing activities during the three months ended March 31, 2017 was $0.1 million compared to $0.2 million during the three months ended March 25, 2016. Cash used in financing activities during the three months ended March 31, 2017 and March 25, 2016 was due to payments of dividends to noncontrolling interests and a contribution provided by Cerberus.

Financing
On April 30, 2016, we entered into the Amendment No. 5 to the Senior Credit Facility, which provided for the New Senior Credit Facility upon the satisfaction of certain conditions. On June 15, 2016, the New Senior Credit Facility became effective. The New Senior Credit Facility is secured by substantially all of our assets and is guaranteed by substantially all of our subsidiaries. Pursuant to the terms of the New Senior Credit Facility, among other things, the maturity of certain of the revolving credit commitments was extended into the class B revolving facility and certain lenders provided the Term Loan, the proceeds of which were used to repay the existing term loans under the Senior Credit Facility in full. On August 22, 2016, we entered into Amendment No. 6 to the credit agreement governing the New Senior Credit Facility, which made certain technical amendments to the reporting covenant agreed to in Amendment No. 5. As amended, the covenant permits the Company’s annual financial statements to include a report from its independent registered public accounting firm with a qualification as to the Company’s ability to continue as a going concern for the fiscal year ending December 31, 2016 that relates solely to the maturity of the Senior Unsecured Notes, the Term Loan and/or the class B revolving facility.
As of March 31, 2017, the New Senior Credit Facility provided for the following:

•	a $207.4 million Term Loan;

•	the Revolver, consisting of the $85.8 million class B revolving commitments; and

•
up to $15.0 million in incremental revolving facilities provided by and at the discretion of certain non-debt fund affiliates that are controlled by Cerberus, which shall rank pari passu with, and be on the same terms as, the class B revolving facility.

The Term Loan under the New Senior Credit Facility was subject to a fee in the amount of 700 basis points, which is reflected as an original issue discount in the balance of the Term Loan, and each of the lenders holding class B revolving facility commitments on June 15, 2016 were paid an upfront fee equal to 2.00% of the class B revolving facility commitment held by such lender.
Availability under the Revolver during the two years immediately after June 15, 2016 will be subject to a condition that, if, at the time of a request for revolving loans or an issuance of a letter of credit, the aggregate principal amount of revolving loans plus the face amount of outstanding letters of credit exceeds 50% of the aggregate amount of Revolver commitments at such time, the aggregate amount of unrestricted cash and cash equivalents of DynCorp International and its subsidiaries (giving pro forma effect to requested revolving loans and any application of proceeds thereof or other cash on hand) may not exceed $60 million.
As of March 31, 2017 and December 31, 2016, the available borrowing capacity under the New Senior Credit Facility was approximately $49.0 million and $48.0 million, respectively, and included $36.8 million and $37.8 million, respectively, in issued letters of credit. As of March 31, 2017 and December 31, 2016 there were no amounts borrowed under the Revolver.

Amounts borrowed under the Revolver are used to fund operations. The class B revolving facility and the Term Loan mature on July 7, 2019 and July 7, 2020, respectively. See Note 7 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion of potential maturity date acceleration.
We incur quarterly interest payments on both the Term Loan and the Revolver comprised of (i) interest for Term Loan and Revolver borrowings, (ii) letter of credit commitments and (iii) unused commitment fees. See Note 7 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information related to the New Senior Credit Facility.
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
On March 24, 2017, the Company received the Support Letter committing to fund the redemption of all outstanding Senior Unsecured Notes on or before May 5, 2017 with the proceeds of new equity or capital contributions. On April 21, 2017, the Company received the proceeds of the Capital Contribution from Holdings’ direct parent company, DefCo Holdings, Inc. On April 24, 2017, DynCorp International completed the redemption of all of the remaining Senior Unsecured Notes using the proceeds of the Capital Contribution.
Interest on the New Notes accrues at the rate of 11.875% per annum, comprised of 10.375% per annum in cash and 1.500% per annum payable in kind (“PIK,” and such interest “PIK Interest”). The cash portion of the interest on the New Notes is payable in cash and the PIK Interest on the New Notes is payable in kind, each semi-annually in arrears on January 1 and July 1, commencing on July 1, 2016. Interest on the New Notes accrued from January 1, 2016, which was the last date interest was paid on the Senior Unsecured Notes prior to the consummation of the Exchange Offer. See Note 7 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information related to the New Notes.
The weighted-average interest rate as of March 31, 2017 for our debt, excluding the Cerberus 3L Notes, was 10.4%, excluding the impact of deferred financing fees. There were no interest rate hedges in place during the three months ended March 31, 2017.
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
In addition, the New Senior Credit Facility requires us to maintain a maximum total leverage ratio and a minimum interest coverage ratio. The New Senior Credit Facility also requires, solely for the benefit of the lenders under the Revolver, for us to maintain minimum liquidity (based on availability of revolving credit commitments under the New Senior Credit Facility plus unrestricted cash and cash equivalents) as of the end of each fiscal quarter of not less than $60 million through the fiscal quarter ending December 31, 2017, and of not less than $50 million thereafter. The New Senior Credit Facility also contains customary representations and warranties, affirmative covenants and events of default.
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
We closely evaluate our expected ability to remain in compliance with our financial maintenance covenants. Based on our current projections, we believe we will be compliant with our financial maintenance covenants for the next twelve months. As of March 31, 2017 and December 31, 2016, we were in compliance with our financial maintenance covenants under the New Senior Credit Facility.

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

The following table provides a reconciliation of net loss attributable to Delta Tucker Holdings, Inc. and EBITDA and Adjusted EBITDA for the periods included below:

Delta Tucker Holdings, Inc. Credit Agreement Adjusted EBITDA Calculation

	Three Months Ended
(Amounts in thousands)	March 31, 2017	March 25, 2016
Net loss attributable to Delta Tucker Holdings, Inc.	$(487)	$(14,759)
Provision for income taxes	3,039	4,494
Interest expense, net of interest income	18,710	15,908
Depreciation and amortization (1)	8,898	8,516
EBITDA	30,160	14,159
Certain income/expense or gain/loss adjustments per our credit agreements (2)	(166)	540
Employee share based compensation, severance, relocation and retention expense (3)	1,130	394
Cerberus fees (4)	650	909
Global Advisory Group expenses (5)	5,160	4,851
Other (6)	(406)	(359)
Adjusted EBITDA	$36,528	$20,494

(1)	Includes certain depreciation and amortization amounts which are classified as Cost of services in our unaudited condensed consolidated statements of operations.

(2)	Includes certain unusual income and expense items, as defined in the Indenture and New Senior Credit Facility.

(3)	Includes post-employment benefit expense related to severance in accordance with ASC 712 - Compensation, relocation expenses, retention expense and share based compensation expense.

(4)	Includes Cerberus Operations and Advisory Company expenses, net of recovery.

(5)
Reflects Global Advisory Group cost incurred during the three months ended March 31, 2017 which we are able to add back to Adjusted EBITDA under the Indenture and New Senior Credit Facility in an aggregate amount up to a total of $30 million.

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
During the three months ended March 31, 2017, we updated our critical accounting policies to simplify the test for goodwill impairment in accordance with Accounting Standards Update No. 2017-04. We assess goodwill and other intangible assets with indefinite lives for impairment annually in October or when an event occurs or circumstances change that would suggest a triggering event. If a triggering event is identified, a goodwill impairment test will be performed to identify any possible impairment in the period in which the event is identified. Prospectively, in accordance with ASU 2017-04, we will no longer perform Step 2 from the goodwill impairment test.
For a discussion of our critical accounting policies and estimates please refer to "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and the notes to the Delta Tucker Holdings, Inc. consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Any material changes to our accounting policies and estimates, from those described in our Annual Report on Form 10-K for the year ended December 31, 2016 are further discussed in Note 1.
Accounting Developments
The information regarding recent accounting pronouncements is included in Note 1.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There has been no significant change in our exposure to market risk during the three months ended March 31, 2017. For discussion of our exposure to market risk, refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

ITEM 1A. RISK FACTORS.
There have been no material changes in the risk factors from those described in "Risk Factors" disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Date:	May 15, 2017	DELTA TUCKER HOLDINGS, INC.

/s/ William T. Kansky
William T. Kansky
Senior Vice President and Chief Financial Officer