Form 10-Q
period 2017-06-30
Delta Tucker Holdings, Inc.
filed 2017-08-14
CIK 1514226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☑
As of August 14, 2017, the registrant had 100 shares of its Class A common stock outstanding.

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

•
the outcome of future extensions on awarded contracts and the outcomes of recompetes on existing programs, including but not limited to the ultimate outcome of the recompete process on the INL Air Wing program;

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

Calendar Year
We report the results of our operations using a basis where each quarterly period ends on the last Friday of the calendar quarter, except for the fourth quarter of the fiscal year, which ends on December 31. Included in this Quarterly Report are our unaudited condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2017 and June 24, 2016, the related statements of deficit and cash flows for the six months ended June 30, 2017 and June 24, 2016 and the unaudited condensed consolidated balance sheets as of June 30, 2017 and December 31, 2016.

PART I. FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS.

Delta Tucker Holdings, Inc.
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
(Amounts in thousands)	June 30, 2017	June 24, 2016	June 30, 2017	June 24, 2016
Revenue	$474,288	$450,967	$934,159	$870,957
Cost of services	(409,652)	(410,361)	(809,128)	(782,859)
Selling, general and administrative expenses	(27,168)	(36,959)	(58,886)	(71,048)
Depreciation and amortization expense	(8,589)	(8,911)	(17,144)	(17,203)
Earnings from equity method investees	10	335	52	702
Operating income (loss)	28,889	(4,929)	49,053	549
Interest expense	(17,764)	(17,460)	(36,479)	(33,427)
Loss on early extinguishment of debt	(24)	(328)	(24)	(328)
Interest income	19	22	24	82
Other income, net	144	4,611	1,517	4,963
Income (loss) before income taxes	11,264	(18,084)	14,091	(28,161)
Provision for income taxes	(5,300)	(6,729)	(8,339)	(11,224)
Net income (loss)	5,964	(24,813)	5,752	(39,385)
Noncontrolling interests	(288)	(308)	(563)	(496)
Net income (loss) attributable to Delta Tucker Holdings, Inc.	$5,676	$(25,121)	$5,189	$(39,881)
See notes to unaudited condensed consolidated financial statements

Delta Tucker Holdings, Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended		Six Months Ended
(Amounts in thousands)	June 30, 2017	June 24, 2016	June 30, 2017	June 24, 2016
Net income (loss)	$5,964	$(24,813)	$5,752	$(39,385)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	4	(1)	16	2
Other comprehensive income (loss), before tax	4	(1)	16	2
Income tax expense related to items of other comprehensive income	(2)	—	(6)	(1)
Other comprehensive income (loss)	2	(1)	10	1
Comprehensive income (loss)	5,966	(24,814)	5,762	(39,384)
Comprehensive loss attributable to noncontrolling interests	(288)	(308)	(563)	(496)
Comprehensive income (loss) attributable to Delta Tucker Holdings, Inc.	$5,678	$(25,122)	$5,199	$(39,880)

See notes to unaudited condensed consolidated financial statements

Delta Tucker Holdings, Inc.
Unaudited Condensed Consolidated Balance Sheets

	As Of
(Amounts in thousands, except share data)	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$98,910	$118,218
Restricted cash	—	7,664
Accounts receivable, net of allowances of $16,149 and $17,189 respectively	322,920	300,255
Prepaid expenses and other current assets	53,771	65,694
Total current assets	475,601	491,831
Property and equipment, net	16,941	16,636
Goodwill	42,093	42,093
Tradenames, net	28,536	28,536
Other intangibles, net	68,345	84,069
Other assets, net	14,007	13,372
Total assets	$645,523	$676,537
LIABILITIES
Current liabilities:
Current portion of long-term debt	$20,950	$62,843
Accounts payable	73,554	69,742
Accrued payroll and employee costs	81,398	95,580
Accrued liabilities	93,043	104,078
Income taxes payable	12,488	9,303
Total current liabilities	281,433	341,546
Long-term debt	553,377	569,613
Long-term deferred taxes	15,061	14,825
Other long-term liabilities	11,560	12,490
Total liabilities	861,431	938,474
DEFICIT
Common stock, $0.01 par value – 1,000 shares authorized and 100 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	—	—
Additional paid-in capital	595,974	555,163
Accumulated deficit	(816,856)	(822,045)
Accumulated other comprehensive loss	(500)	(510)
Total deficit attributable to Delta Tucker Holdings, Inc.	(221,382)	(267,392)
Noncontrolling interests	5,474	5,455
Total deficit	(215,908)	(261,937)
Total liabilities and deficit	$645,523	$676,537
See notes to unaudited condensed consolidated financial statements

Delta Tucker Holdings, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended
(Amounts in thousands)	June 30, 2017	June 24, 2016
Cash flows from operating activities
Net income (loss)	$5,752	$(39,385)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	17,925	17,677
Loss on early extinguishment of debt	24	328
Amortization of deferred loan costs and original issue discount	2,695	3,123
Earnings from equity method investees	(52)	(684)
Distributions from equity method investees	222	—
Deferred income taxes	236	2,993
Other	(21)	1,725
Changes in assets and liabilities:
Accounts receivable	(22,602)	56,522
Prepaid expenses and other current assets	12,036	4,204
Accounts payable and accrued liabilities	(18,915)	(24,852)
Income taxes payable	2,967	5,972
Net cash provided by operating activities	267	27,623
Cash flows from investing activities
Purchase of property and equipment	(2,674)	(1,882)
Proceeds from sale of property and equipment	536	799
Purchase of software	(400)	(1,417)
Cash restricted from Cerberus 3L Notes	7,057	(20,242)
Return of capital from equity method investees	1,769	1,104
Contributions to equity method investees	(2,050)	(4,056)
Net cash provided by (used in) investing activities	4,238	(25,694)
Cash flows from financing activities
Borrowings on revolving credit facilities	—	18,000
Payments on revolving credit facilities	—	(18,000)
Payments on senior secured credit facility	(25,114)	(187,272)
Borrowing under new senior credit facility	—	192,882
Borrowing under Cerberus 3L notes	—	30,000
Payment to bondholders of senior unsecured notes	(39,319)	(45,000)
Payment of deferred financing costs	—	(4,878)
Equity contribution from affiliates of Cerberus	40,799	350
Payment of dividends to noncontrolling interests	(179)	(529)
Net cash used in financing activities	(23,813)	(14,447)
Net decrease in cash and cash equivalents	(19,308)	(12,518)
Cash and cash equivalents, beginning of period	118,218	108,782
Cash and cash equivalents, end of period	$98,910	$96,264

Income taxes paid, net of receipts	$5,227	$2,323
Interest paid	$31,961	$30,726
See notes to unaudited condensed consolidated financial statements

Delta Tucker Holdings, Inc.
Unaudited Condensed Consolidated Statements of Deficit

(Amounts in thousands)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Deficit Attributable to Delta Tucker Holdings, Inc.	Noncontrolling Interest	Total Deficit
Balance at December 31, 2015	—	$—	$554,379	$(767,981)	$(360)	$(213,962)	$5,792	$(208,170)
Share based compensation, net	—	—	22	—	—	22	—	22
Comprehensive loss attributable to Delta Tucker Holdings, Inc.	—	—	—	(39,881)	1	(39,880)	496	(39,384)
Capital contribution	—	—	350	—	—	350	—	350
Dividends declared to noncontrolling interests	—	—	—	—	—	—	(793)	(793)
Balance at June 24, 2016	—	$—	$554,751	$(807,862)	$(359)	$(253,470)	$5,495	$(247,975)

(Amounts in thousands)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Deficit Attributable to Delta Tucker Holdings, Inc.	Noncontrolling Interest	Total Deficit
Balance at December 31, 2016	—	$—	$555,163	$(822,045)	$(510)	$(267,392)	$5,455	$(261,937)
Share based compensation, net	—	—	29	—	—	29	—	29
Comprehensive income attributable to Delta Tucker Holdings, Inc.	—	—	—	5,189	10	5,199	563	5,762
Capital contribution	—	—	40,799	—	—	40,799	—	40,799
DIFZ financing, net of tax	—	—	(17)	—	—	(17)	—	(17)
Dividends declared to noncontrolling interests	—	—	—	—	—	—	(544)	(544)
Balance at June 30, 2017	—	$—	$595,974	$(816,856)	$(500)	$(221,382)	$5,474	$(215,908)
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
In the opinion of management, normal recurring adjustments necessary to fairly present our financial position as of June 30, 2017 and December 31, 2016, the results of operations and statements of comprehensive income (loss) for the three and six months ended June 30, 2017 and June 24, 2016 and the statements of deficit and cash flows for the six months ended June 30, 2017 and June 24, 2016 have been included. The results of operations and statements of comprehensive income (loss) for the three and six months ended June 30, 2017 and June 24, 2016 and the statements of deficit and cash flows for the six months ended June 30, 2017 and June 24, 2016 are not necessarily indicative of the results to be expected for the full calendar year or for any future periods. We use estimates and assumptions required for preparation of the financial statements. The estimates are primarily based on historical experience and business knowledge and are revised as circumstances change. Our actual results may differ from these estimates.
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
We classify our equity method investees in two distinct groups based on management’s day-to-day involvement in the operations of each entity and the nature of each joint venture’s business. If the joint venture is deemed to be an extension of one of our segments and operationally integral to the business, our share of the joint venture’s earnings is reported within operating income (loss) in Earnings from equity method investees in the consolidated statement of operations. If the Company considers our involvement less significant, the share of the joint venture’s net earnings is reported in Other income, net in the consolidated statement of operations.
Noncontrolling Interests
We record the impact of our partners' interests in less than wholly owned consolidated joint ventures as noncontrolling interests. Currently, DynCorp International FZ-LLC ("DIFZ") is our only consolidated joint venture for which we do not own 100% of the entity. We hold a 25% ownership interest in DIFZ. We continue to consolidate DIFZ as we still exercise power over activities that significantly impact DIFZ’s economic performance and have the obligation to absorb losses or receive benefits of DIFZ that could potentially be significant to DIFZ. Noncontrolling interests is presented on the face of the statements of operations as an increase or reduction in arriving at "Net income (loss) attributable to Delta Tucker Holdings, Inc." Noncontrolling interests is located in the equity section on the consolidated balance sheets. See Note 10 for further discussion regarding DIFZ.
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
The following table presents the aggregate gross favorable and unfavorable adjustments to income (loss) before income taxes resulting from changes in contract estimates, for the three and six months ended June 30, 2017 and June 24, 2016.

	Three Months Ended		Six Months Ended
(Amounts in millions)	June 30, 2017	June 24, 2016	June 30, 2017	June 24, 2016
Gross favorable adjustments	$10.0	$8.1	$17.3	$7.8
Gross unfavorable adjustments	(3.4)	(13.2)	(3.2)	(13.5)
Net adjustments	$6.6	$(5.1)	$14.1	$(5.7)
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
Recently Issued Accounting Developments
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a single set of comprehensive principles for recognizing revenue under GAAP. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 by one year for all entities and permits early adoption on a limited basis. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). ASU 2016-08 clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. ASU 2016-10 clarifies the implementation guidance on identifying performance obligations. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. ASU 2016-12 clarifies the revenue recognition guidance regarding collectability, noncash consideration, presentation of sales tax and transition. In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. ASU 2016-20 provides clarifying guidance on a number of narrow technical aspects of Topic 606. ASU 2016-20 clarifications include, but are not limited to, technical aspects of disclosures, contract losses, and contract costs. These ASUs apply to all entities that enter into contracts with customers to transfer goods or services. These ASUs are effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, but not before interim and annual reporting periods beginning after December 15, 2016. Entities have the choice to apply these ASUs either retrospectively to each reporting period presented or by recognizing the cumulative effect of applying these standards at the date of initial application and not adjusting comparative information. The implementation of this new standard will impact our business processes, systems and controls. Accordingly we have commenced our assessment of the standard and have developed a comprehensive project plan and are designing additional internal controls, including internal controls around the adoption of ASU 2014-09 and its related disclosures, to guide the assessment, training and implementation. We plan to adopt the standard as of January 1, 2018 under the modified retrospective approach with the cumulative effect of adoption recorded as an adjustment to the opening balance of equity as of that date without restatement of comparative periods. We are in the process of assessing the impact to our results of operations across our portfolio of contracts.
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
In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09 clarifies when a change to the terms or conditions of a share-based payment award must be accounted for as a modification. The new guidance requires modification accounting if the fair value, vesting condition or the classification of the award is not the same immediately before and after a change to the terms and conditions of the award. ASU 2017-09 is effective for fiscal years beginning after December 15, 2017, including interim periods therein, and should be applied prospectively to an award modified on or after the adoption date. Early adoption is permitted, including adoption in an interim period. We are currently evaluating the potential effects of the adoption of ASU 2017-09 on our consolidated financial statements.
Other accounting standards updates effective after June 30, 2017 are not expected to have a material effect on our consolidated financial position or results of operations and cash flows for the period ended June 30, 2017.

Note 2 — Composition of Certain Financial Statement Captions
The following tables present financial information of certain consolidated balance sheet captions.
Prepaid expenses and other current assets

	As Of
(Amounts in thousands)	June 30, 2017	December 31, 2016
Prepaid expenses	$29,393	$39,895
Income tax refunds receivable	228	—
Inventories	20,503	18,451
Work-in-process inventory	523	164
Joint venture receivables	31	84
Other current assets	3,093	7,100
Total prepaid expenses and other current assets	$53,771	$65,694
Prepaid expenses include prepaid insurance, prepaid vendor deposits, and prepaid rent, none of which individually exceed 5% of current assets. The decrease in prepaid expenses is primarily due to the timing of payments.
We value our inventory at lower of cost or net realizable value.
Property and equipment, net

	As Of
(Amounts in thousands)	June 30, 2017	December 31, 2016
Aircraft	$3,672	$2,997
Computers and related equipment	7,902	7,161
Leasehold improvements	21,577	20,934
Office furniture and fixtures	5,490	5,499
Vehicles	3,344	3,430
Gross property and equipment	41,985	40,021
Less accumulated depreciation	(25,044)	(23,385)
Total property and equipment, net	$16,941	$16,636
As of June 30, 2017 and December 31, 2016, Property and equipment, net, included the accrual for property additions of $0.4 million and $0.3 million, respectively. Depreciation expense, including certain depreciation amounts classified as Cost of services, was $1.0 million and $2.0 million during the three and six months ended June 30, 2017, respectively. Depreciation expense, including certain depreciation amounts classified as Cost of services, was $1.2 million and $2.2 million during the three and six months ended June 24, 2016, respectively.
Other assets, net

	As Of
(Amounts in thousands)	June 30, 2017	December 31, 2016
Investment in affiliates	$7,937	$7,825
Palm promissory note, long-term portion	1,961	2,034
Other	4,109	3,513
Total other assets, net	$14,007	$13,372
Accrued payroll and employee costs

	As Of
(Amounts in thousands)	June 30, 2017	December 31, 2016
Wages, compensation and other benefits	$65,712	$82,062
Accrued vacation	14,530	12,462
Accrued contributions to employee benefit plans	1,156	1,056
Total accrued payroll and employee costs	$81,398	$95,580

Accrued liabilities

	As Of
(Amounts in thousands)	June 30, 2017	December 31, 2016
Customer liabilities	$20,222	$20,762
Accrued insurance	27,465	26,201
Accrued interest	23,972	25,807
Contract losses	4,348	10,912
Legal reserves	4,335	4,597
Subcontractor retention	—	250
Other	12,701	15,549
Total accrued liabilities	$93,043	$104,078
Customer liabilities represent amounts received from customers in excess of revenue recognized or for amounts due back to a customer. The increase in accrued insurance is primarily due to the timing of payments and the closing of certain insurance policies with our carriers. Contract losses represent our best estimate of forward losses using currently available information and could change in future periods as new facts and circumstances emerge. Changes to the provision for contract losses are presented in Cost of services on our Statement of Operations. Legal matters include reserves related to various lawsuits and claims. See Note 8 for further discussion. Other is comprised primarily of accrued rent and workers' compensation related claims and other balances that are not individually material to the consolidated financial statements.
Other long-term liabilities
As of June 30, 2017 and December 31, 2016, Other long-term liabilities were $11.6 million and $12.5 million, respectively. Other long-term liabilities are primarily due to our long-term incentive bonus plan and nonqualified unfunded deferred compensation plan of $3.9 million and $4.3 million as of June 30, 2017 and December 31, 2016, respectively, and a long-term leasehold obligation related to our Tysons Corner facility in McLean, Virginia, of $3.1 million and $3.3 million as of June 30, 2017 and December 31, 2016, respectively. Other long-term liabilities also include an uncertain tax benefit of $3.3 million and $3.3 million as of June 30, 2017 and December 31, 2016, respectively. See Note 4 for further discussion.

Note 3 — Goodwill and Other Intangible Assets
We have three operating and reporting segments, which provide services domestically and in foreign countries primarily under contracts with the U.S. government: Aviation Engineering, Logistics, and Sustainment ("AELS"), Aviation Operations and Life Cycle Management ("AOLC") and DynLogistics. Each operating and reportable segment is its own reporting unit. Of our three reporting units, only the DynLogistics reporting unit had a goodwill balance as of June 30, 2017 which we assess for potential goodwill impairment. The carrying amount of goodwill for DynLogistics was $42.1 million as of June 30, 2017 and December 31, 2016, respectively.
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
During the six months ended June 30, 2017, we did not have a triggering event in any of our reporting units.
The following tables provide information about changes relating to certain intangible assets:

	As of June 30, 2017
(Amounts in thousands, except years)	Weighted Average Remaining Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net
Other intangible assets:
Customer-related intangible assets	2.5	$252,615	$(187,510)	$65,105
Other
Finite-lived	1.0	14,205	(10,965)	3,240
Total other intangibles		$266,820	$(198,475)	$68,345

Tradenames:
Finite-lived	0.0	$869	$(869)	$—
Indefinite-lived		28,536	—	28,536
Total tradenames		$29,405	$(869)	$28,536

	As of December 31, 2016
(Amounts in thousands, except years)	Weighted Average Remaining Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net
Other intangible assets:
Customer-related intangible assets	3.0	$252,615	$(172,242)	$80,373
Other
Finite-lived	1.0	14,238	(10,542)	3,696
Total other intangibles		$266,853	$(182,784)	$84,069

Tradenames:
Finite-lived	0.0	$869	$(869)	$—
Indefinite-lived		28,536	—	28,536
Total tradenames		$29,405	$(869)	$28,536
Amortization expense for customer-related intangibles, other intangibles and finite-lived tradenames was $8.0 million and $16.0 million for the three and six months ended June 30, 2017, respectively. Amortization expense for customer-related intangibles, other intangibles and finite-lived tradenames was $7.9 million and $15.5 million for the three and six months ended June 24, 2016, respectively.
Other intangibles are primarily representative of our capitalized software which had a net carrying value of $3.2 million and $3.7 million as of June 30, 2017 and December 31, 2016, respectively.
Estimated aggregate future amortization expense for finite lived assets subject to amortization are $13.7 million for the six months ending December 31, 2017, $21.8 million in 2018, $21.6 million in 2019, $11.2 million in 2020, $0.1 million in 2021 and $0.0 million thereafter.

Note 4 — Income Taxes
The domestic and foreign components of Income (loss) before income taxes are as follows:

	Three Months Ended		Six Months Ended
(Amounts in thousands)	June 30, 2017	June 24, 2016	June 30, 2017	June 24, 2016
Domestic	$9,442	$(19,469)	$12,226	$(30,061)
Foreign	1,822	1,385	1,865	1,900
Income (loss) before income taxes	$11,264	$(18,084)	$14,091	$(28,161)
Non-current deferred tax liabilities, net, was $15.1 million and $14.8 million as of June 30, 2017 and December 31, 2016, respectively.
Our effective tax rate ("ETR") was 47.1% and 59.2% for the three and six months ended June 30, 2017, respectively. Our ETR was (37.2)% and (39.9)% for the three and six months ended June 24, 2016, respectively.
For the three and six months ended June 30, 2017, the change in ETR was primarily driven by an increase in the forecasted full year income before taxes and an increase in the valuation allowance related to additional foreign tax credits carrying over to future periods. Our ETR for the three and six months ended June 24, 2016 was primarily impacted by an increase in the valuation allowance related to a deferred tax asset which was created by cancellation of debt income resulting from the effects of the refinancing transactions we completed on June 15, 2016.
Management assesses both the available positive and negative evidence to determine whether it is more likely than not that there will be sufficient sources of future taxable income to recognize deferred tax assets. We incurred cumulative losses over the three-year period ended December 31, 2016. Cumulative losses in recent years are considered significant objective negative evidence in evaluating deferred tax assets under the more likely than not criteria for recognition of deferred tax assets. As a result of additional taxable losses and the foreign taxes for which we cannot recognize a current tax benefit, we increased our valuation allowance from $88.8 million as of December 31, 2016 to $91.1 million as of June 30, 2017.
As of both June 30, 2017 and December 31, 2016, we had $2.6 million of total unrecognized tax benefits of which $2.3 million would impact our effective tax rate if recognized. We do not expect the unrecognized tax benefit and any related interest or penalties to be settled within the next twelve months.
During the six months ended June 30, 2017, we made no estimated federal income tax payments. All of our income taxes paid or refunds received during the six months ended June 30, 2017 were related to state or foreign jurisdictions.
As described further in Note 7 and Note 10, on April 21, 2017, the Company received the Capital Contribution of $40.6 million from Holdings. Holdings received the proceeds from DefCo Holdings, Inc. (“DefCo”). DefCo is the parent of a consolidated group of companies and files a consolidated U.S. income tax return with the Company. DefCo received the proceeds by way of a loan from its owners, Cerberus Capital Management, L.P. We calculate the provision for income taxes by using a “separate return” method consistent with ASC 740. DefCo will treat the transaction as a loan on the consolidated tax return and the Company has treated the transaction as a capital contribution.

Note 5 — Accounts Receivable
Accounts receivable, net consisted of the following:

	As Of
(Amounts in thousands)	June 30, 2017	December 31, 2016
Billed	$121,135	$93,409
Unbilled	201,785	206,846
Total accounts receivable, net	$322,920	$300,255
Unbilled receivables as of June 30, 2017 and December 31, 2016 include $30.2 million and $26.7 million, respectively, related to costs incurred on projects for which we have been requested by the customer to begin new work or extend work under an existing contract and for which formal contracts, contract modifications or other contract actions have not been executed as of the end of the respective periods.
As of June 30, 2017 and December 31, 2016, we had two and three contract claims outstanding totaling $2.7 million and $2.4 million, net of reserves, respectively. The balance of unbilled receivables consists of costs and fees that are: (i) billable immediately; (ii) billable on contract completion; or (iii) billable upon other specified events, such as the resolution of a request for equitable adjustment or formal claim. We expect substantially all unbilled receivables to be billed and collected within one year, except items that may result in or that are currently involved in a request for equitable adjustment or formal claim.
We do not believe we have significant exposure to credit risk as our receivables are primarily with the U.S. government. Our allowance for doubtful accounts was $16.1 million as of June 30, 2017 compared to $17.2 million as of December 31, 2016, and is primarily due to outstanding receivables of approximately $26.0 million, net of reserves, for which we have yet to be paid where we operated under a subcontract for a prime contractor on a U.S. government program that ended December 31, 2014. We are currently seeking payment through legal action to resolve the matter. See Note 8 for further discussion.

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
Our estimate of the fair value of our Senior Unsecured Notes, 11.875% senior secured second lien notes (the "New Notes"), and New Senior Credit Facility (as defined in Note 7) is based on Level 1 and Level 2 inputs, as defined above. Our estimate of the fair value of our Cerberus 3L Notes (as defined in Note 7) is based on Level 3 inputs, as defined above. We used the following techniques in determining the fair value disclosed for the Cerberus 3L Notes classified as Level 3. The fair value as of June 30, 2017 has been calculated by discounting the expected cash flows using a discount rate of 10.4%. This discount rate is determined using the Moody's credit rating for the New Notes and reducing the rating one level lower for the Cerberus 3L Notes as they are subordinated to the New Notes.

	As Of
	June 30, 2017		December 31, 2016
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
10.375% senior unsecured notes	$—	$—	$39,319	$37,132
11.875% senior secured second lien notes	376,185	390,292	373,385	343,282
Term loan	182,286	182,286	207,400	200,141
Cerberus 3L notes	31,616	19,844	30,831	9,624
Total indebtedness	590,087	592,422	650,935	590,179
Less current portion of long-term debt	(22,500)	(22,500)	(64,433)	(61,367)
Total long-term debt	$567,587	$569,922	$586,502	$528,812

Note 7 — Debt
Debt consisted of the following:

	As of June 30, 2017
(Amounts in thousands)	Carrying Amount	Original Issue Discount on Term Loan	Deferred Financing Costs, Net	Carrying Amount less Original Issue Discount on Term Loan and Deferred Financing Costs, Net
11.875% senior secured second lien notes	$376,185	$—	$(1,380)	$374,805
Term loan	182,286	(10,798)	(3,506)	167,982
Cerberus 3L notes	31,616	—	(76)	31,540
Total indebtedness	590,087	(10,798)	(4,962)	574,327
Less current portion of long-term debt	(22,500)	1,332	218	(20,950)
Total long-term debt	$567,587	$(9,466)	$(4,744)	$553,377

	As of December 31, 2016
(Amounts in thousands)	Carrying Amount	Original Issue Discount on Term Loan	Deferred Financing Costs, Net	Carrying Amount less Original Issue Discount on Term Loan and Deferred Financing Costs, Net
10.375% senior unsecured notes	$39,319	$—	$—	$39,319
11.875% senior secured second lien notes	373,385		(1,581)	371,804
Term loan	207,400	(12,570)	(4,248)	190,582
Cerberus 3L notes	30,831		(80)	30,751
Total indebtedness	650,935	(12,570)	(5,909)	632,456
Less current portion of long-term debt	(64,433)	1,364	226	(62,843)
Total long-term debt	$586,502	$(11,206)	$(5,683)	$569,613
The original issue discount on the Term Loan facility (the "Term Loan") and deferred financing costs are amortized through interest expense. Amortization related to the original issue discount was $0.9 million and $1.8 million during the three and six months ended June 30, 2017, respectively, and was $0.1 million during the three and six months ended June 24, 2016. Amortization related to deferred financing costs was $0.5 million and $0.9 million during the three and six months ended June 30, 2017, respectively, and was $1.5 million and $3.0 million during the three and six months ended June 24, 2016, respectively.
Deferred financing costs for the three and six months ended June 30, 2017 were reduced by an immaterial amount related to the pro rata write-off of deferred financing costs to loss on early extinguishment of debt as a result of the $25.1 million Excess Cash Flow principal payment made on the Term Loan under the New Senior Credit Facility on April 4, 2017. Deferred financing costs for the three and six months ended June 24, 2016 were reduced $0.3 million related to the pro rata write-off of deferred financing costs to loss on early extinguishment of debt as a result of the $4.6 million in principal prepayment made on the term loan facility under the Senior Credit Facility.
New Senior Credit Facility
On July 7, 2010, we entered into a senior secured credit facility (the "Senior Credit Facility"), with a banking syndicate and Bank of America, N.A. as Administrative Agent (the "Agent"). On April 30, 2016, we entered into Amendment No. 5 ("Amendment No. 5") to the Senior Credit Facility which provided for a new senior secured credit facility (the "New Senior Credit Facility") upon the satisfaction of certain conditions. On June 15, 2016, we satisfied the conditions set forth in Amendment No. 5 and the New Senior Credit Facility became effective. The New Senior Credit Facility is secured by substantially all of our assets and guaranteed by substantially all of our subsidiaries.

As of June 30, 2017, the New Senior Credit Facility provided for the following:

•	a $182.3 million Term Loan;

•	a $85.8 million class B revolving facility (or "Revolver"); and

•
up to $15.0 million in incremental revolving facilities provided by and at the discretion of certain non-debt fund affiliates that are controlled by Cerberus (as defined herein), which shall rank pari passu with, and be on the same terms as, the Revolver.

As of June 30, 2017 and December 31, 2016, the available borrowing capacity under the New Senior Credit Facility was approximately $48.9 million and $48.0 million, respectively, and included $36.9 million and $37.8 million, respectively, in issued letters of credit. Amounts borrowed under the Revolver are used to fund operations. As of June 30, 2017 and December 31, 2016 there were no amounts borrowed under the Revolver. The Revolver and the Term Loan mature on July 7, 2019 and July 7, 2020, respectively.
Interest Rates on Term Loan & Revolver
The interest rate per annum applicable to the Term Loan is, at our option, equal to either the Base Rate or the Eurocurrency Rate, in each case, plus (i) 5.00% in the case of Base Rate loans and (ii) 6.00% in the case of Eurocurrency Rate loans. The interest rate per annum applicable to the Revolver is, at our option, equal to either a Base Rate or a Eurocurrency Rate plus (i) a range of 4.50% to 5.00% based on the First Lien Secured Leverage Ratio in the case of Base Rate loans and (ii) a range of 5.50% to 6.00% based on the First Lien Secured Leverage Ratio in the case of Eurocurrency Rate loans. The First Lien Secured Leverage Ratio is the ratio of total first lien secured consolidated debt (net of up to $75 million of unrestricted cash and cash equivalents) to consolidated earnings before interest, taxes, depreciation and amortization ("Consolidated EBITDA"), as defined in the New Senior Credit Facility. The variable Base Rate has a floor of 2.75% and the variable Eurocurrency Rate has a floor of 1.75%. Interest payments on both the Term Loan and Revolver are payable at the end of the interest period, but not less than quarterly.
As of June 30, 2017 and December 31, 2016, the applicable interest rate on the Term Loan was 7.75%.
Interest Rates on Letter of Credit Subfacility and Unused Commitment Fees
All of our letters of credit under the New Senior Credit Facility are subject to a 0.25% fronting fee. The letter of credit subfacility bears interest at an applicable rate that ranges from 5.5% to 6.0% with respect to the Revolver commitments. The unused commitment fee on our Revolver ranges from 0.50% to 0.75% on the undrawn amount of the facility depending on the First Lien Secured Leverage Ratio. Interest payments on both the letter of credit subfacility and unused commitments are payable quarterly in arrears. We will also pay customary letter of credit and agency fees.
The applicable interest rate for our letter of credit subfacility was 5.75% as of June 30, 2017 and December 31, 2016. The applicable interest rate for our unused commitment fees was 0.50% as of June 30, 2017 and December 31, 2016.
Principal Payments
The credit agreement governing the New Senior Credit Facility contains an annual requirement to submit a portion of our Excess Cash Flow, as defined in the credit agreement, as additional principal payments. Based on our annual financial results for the years ended December 31, 2016 and 2015, we made additional principal payments as required under the Excess Cash Flow provisions of the New Senior Credit Facility and the Senior Credit Facility of $25.1 million on April 4, 2017 and $4.6 million on April 6, 2016. Certain other transactions can trigger mandatory principal payments such as tax refunds, a disposition of a portion of our business or a significant asset sale. We had no such transactions during the six months ended June 30, 2017 or June 24, 2016.
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

We are permitted to voluntarily repay outstanding loans under the New Senior Credit Facility at any time without premium or penalty, other than customary “breakage” costs with respect to Eurocurrency Rate Loans.

Maturity and Principal Amortization
We are required to make principal amortization payments with respect to the Term Loan of $22.5 million on or prior to June 15, 2017 and $22.5 million on or prior to June 15, 2018, which amounts may be reduced as a result of the application of certain prepayments, including our Excess Cash Flow payment. The June 15, 2017 principal amortization payment was fully satisfied as a result of the additional principal payment of $25.1 million made under the Excess Cash Flow requirement discussed above. The principal amount of the Term Loan may be reduced as a result of prepayments, with the remaining amount payable on July 7, 2020.
The credit agreement governing the New Senior Credit Facility contains a provision that would have resulted in all outstanding principal under the Term Loan and the Revolver maturing on May 8, 2017 if by May 8, 2017, all of the outstanding principal of the 10.375% Senior Notes due 2017 (the "Senior Unsecured Notes") had not been extended to a date that is on or after October 6, 2020, or all of the outstanding principal and accrued and unpaid interest of the Senior Unsecured Notes had not been paid in full with proceeds of new equity, capital contributions or new unsecured debt that is expressly subordinated to the New Senior Credit Facility.
On March 24, 2017, the Company received a support letter from Cerberus (the “Support Letter”) committing to fund the redemption of all then-outstanding Senior Unsecured Notes on or before May 5, 2017 with the proceeds of new equity or capital contributions. On April 21, 2017, the Company received the proceeds of a $40.6 million capital contribution (the “Capital Contribution”) from Holdings’ direct parent company, DefCo Holdings, Inc. On April 24, 2017, DynCorp International completed the redemption of all of the Senior Unsecured Notes using the proceeds of the Capital Contribution, and therefore, the maturity dates of the Term Loan and the Revolver remain at July 7, 2020 and July 7, 2019, respectively.
Guarantee and Security
The guarantors of the obligations under the New Senior Credit Facility are identical to those under the New Notes and the Cerberus 3L Notes. See Note 11. The New Senior Credit Facility is secured on a first lien basis by the same collateral that secures the New Notes on a second lien basis and the Cerberus 3L Notes on a third lien basis.
Covenants and Other Terms
The New Senior Credit Facility contains a number of financial, as well as non-financial, affirmative and negative covenants that we believe are usual and customary. Among other things, the New Senior Credit Facility requires us to maintain a maximum total leverage ratio and a minimum interest coverage ratio. The total leverage ratio is the ratio of Consolidated Total Debt, as defined in Amendment No. 5 (which definition excludes debt under the Cerberus 3L Notes), less unrestricted cash and cash equivalents (up to $75.0 million) to Consolidated EBITDA, as defined in Amendment No. 5, for the applicable period. The maximum total leverage ratio was 6.75 to 1.0 for the period ended June 30, 2017. The interest coverage ratio is the ratio of Consolidated EBITDA to Consolidated Interest Expense, as defined in Amendment No. 5 (which provides that interest expense with respect to the Cerberus 3L Notes is excluded). The minimum interest coverage ratio was 1.20 to 1.0 for the period ended June 30, 2017.
The New Senior Credit Facility requires, solely for the benefit of the lenders under the Revolver, for us to maintain minimum liquidity (based on availability of revolving credit commitments plus unrestricted cash and cash equivalents) as of the end of each fiscal quarter of not less than $60 million through the fiscal quarter ending December 31, 2017, and of not less than $50 million thereafter. The credit agreement governing the New Senior Credit Facility also contains customary representations and warranties and events of default.
As of June 30, 2017 and December 31, 2016, we were in compliance with our financial maintenance covenants under the New Senior Credit Facility. We expect, based on current projections and estimates, to be in compliance with our covenants in the New Senior Credit Facility (including our financial maintenance covenants), and the covenants in the New Notes and the Cerberus 3L notes, further discussed below, for the next twelve months.
New Notes
On June 15, 2016, $415.7 million principal amount of the Senior Unsecured Notes were exchanged for $45.0 million cash and $370.6 million aggregate principal amount of newly issued New Notes due November 30, 2020, which are governed by the terms of the indenture (the “Indenture”), among DynCorp International, Holdings, as parent guarantor, DynCorp International’s subsidiaries that currently guarantee the New Senior Credit Facility, as subsidiary guarantors (the “Subsidiary Guarantors"), and Wilmington Trust, National Association, as trustee and collateral agent.
Interest on the New Notes accrues at the rate of 11.875% per annum, comprised of 10.375% per annum in cash and 1.500% per annum payable in kind (“PIK,” and such interest “PIK Interest”). The cash portion of the interest on the New Notes is payable in cash and the PIK Interest on the New Notes is payable in kind, each semi-annually in arrears on January 1 and July 1, commencing on July 1, 2016.

Covenants and Events of Default
The Indenture contains a number of non-financial affirmative and negative covenants we believe are usual and customary. These covenants are subject to a number of important exceptions and qualifications as set forth in the Indenture.
In addition, the Indenture requires DynCorp International to make amortization payments of (x) $22.5 million principal amount of the Term Loan under the New Senior Credit Facility no later than June 15, 2017, and (y) an additional $22.5 million principal amount of the Term Loan no later than June 15, 2018, which amounts may be reduced as a result of the application of certain prepayments, including excess cash flow payments.
The Indenture contains customary events of default, including for failure to pay other indebtedness in a total amount exceeding $10.0 million after final maturity of such indebtedness.
Optional Redemption
On and after July 1, 2017, the New Notes are redeemable at the option of the Company, in whole or in part, at any time and from time to time, upon not less than 30 nor more than 60 days’ prior notice, at the following redemption prices (expressed as a percentage of the principal amount), plus accrued and unpaid cash interest, if any, together with an amount of cash equal to all accrued and unpaid PIK Interest to but excluding the redemption date:

Period	Redemption Price
July 1, 2017 through June 30, 2018	106.00%
July 1, 2018 through June 30, 2019	103.00%
July 1, 2019 and thereafter	100.00%
Senior Unsecured Notes
On July 7, 2010, DynCorp International completed an offering of $455.0 million in aggregate principal of the Senior Unsecured Notes. The Senior Unsecured Notes were issued under an indenture dated July 7, 2010, by and among us, the guarantors party thereto, including DynCorp International and Wilmington Trust, National Association (as successor by merger to Wilmington Trust FSB) as Trustee.
On June 15, 2016, $415.7 million principal amount of the Senior Unsecured Notes were exchanged for $45.0 million cash and $370.6 million principal amount of newly issued New Notes. The remaining $39.3 million principal amount of 10.375% Senior Unsecured Notes were redeemed on April 24, 2017 using the proceeds received from the Capital Contribution on April 21, 2017.
Cerberus 3L Notes
On June 15, 2016, DynCorp Funding LLC, a limited liability company managed by Cerberus Capital Management, L.P. ("Cerberus"), entered into a Third Lien Credit Agreement (the “Third Lien Credit Agreement”) with us. Under the Third Lien Credit Agreement, DynCorp Funding LLC has made a $30 million term loan to us (the "Cerberus 3L Notes"). The proceeds of the Cerberus 3L Notes are restricted to pay fees and expenses (including reimbursement of out-of-pocket expenses) in support of or related to the Company’s Global Advisory Group until June 15, 2018 and, thereafter, for working capital and general corporate purposes. As of June 30, 2017, we have fully utilized these funds for fees and expenses related to the Company's Global Advisory Group.

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

Covenants and Events of Default
The Cerberus 3L Notes include non-financial affirmative and negative covenants consistent with the covenants set forth in the New Notes; provided that each “basket” or “cushion” set forth in the covenants is at least 25% less restrictive than the corresponding provision set forth in the New Notes. The Third Lien Credit Agreement contains customary events of default, including for failure to pay other debt in a total amount exceeding $12.5 million after final maturity or acceleration of such indebtedness.

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

Note 8 — Commitments and Contingencies
Commitments
We have operating leases for the use of real estate and certain property and equipment which are either non-cancelable, cancelable only by the payment of penalties or cancelable upon one month’s notice. All lease payments are based on the lapse of time but include, in some cases, payments for insurance, maintenance and property taxes. There are no purchase options on operating leases at favorable terms, but most leases have one or more renewal options. Certain real estate leases are subject to annual escalations for increases in base rents, utilities and property taxes. Lease rental expense was $11.4 million and $21.2 million for the three and six months ended June 30, 2017, respectively. Lease rental expense was $10.4 million and $18.6 million for the three and six months ended June 24, 2016, respectively. We have no significant long-term purchase agreements with service providers.
Contingencies
General Legal Matters
We are involved in various lawsuits and claims that arise in the normal course of business. We have established reserves for matters in which it is believed that losses are probable and can be reasonably estimated. Reserves related to these matters have been recorded in Other accrued liabilities totaling approximately $4.3 million and $4.6 million as of June 30, 2017 and December 31, 2016, respectively. We believe that appropriate accruals have been established for such matters based on information currently available; however, some of the matters may involve compensatory, punitive, or other claims or sanctions that, if granted, could require us to pay damages or make other expenditures in amounts that could not be reasonably estimated at June 30, 2017. These accrued reserves represent the best estimate of amounts believed to be our liability in a range of expected losses. In addition to matters that are considered probable and that can be reasonably estimated, we also have certain matters considered reasonably possible. Other than matters disclosed below, we believe the aggregate range of possible loss related to matters considered reasonably possible was not material as of June 30, 2017. Litigation is inherently unpredictable and unfavorable resolutions could occur. Accordingly, it is possible that an adverse outcome from such proceedings could (i) exceed the amounts accrued for probable matters; or (ii) require a reserve for a matter we did not originally believe to be probable or could be reasonably estimated. Such changes could be material to our financial condition, results of operations and cash flows in any particular reporting period. Our view of the matters not specifically disclosed could possibly change in future periods as events thereto unfold.
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
Foreign Contingencies
On January 22, 2014, a tax assessment from the Large Tax Office of the Afghanistan Ministry of Finance (“MOF”) was received, seeking approximately $64.2 million in taxes and penalties specific to one of our business licenses in Afghanistan for periods between 2009 to 2012. The majority of this assessment was income tax related; however, $10.2 million of the assessed amount is non-income tax related and represents loss contingencies that we consider reasonably possible. We filed our initial appeal of the assessment with the MOF on February 19, 2014. In May 2014, the MOF ruled in our favor for the income tax related issue which totaled approximately $54.0 million. We are still working with the MOF to remove the assessment on the remaining non-income tax related items. As of June 30, 2017, we are continuing to evaluate this matter and at this time believe it does not represent a probable loss contingency.
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
Risk Management Liabilities and Reserves
We are insured for domestic workers' compensation liabilities and a significant portion of our employee medical costs. However, we bear risk for a portion of claims pursuant to the terms of the applicable insurance contracts. We account for these programs based on actuarial estimates of the amount of loss inherent in that period’s claims, including losses for which claims have not been reported of $10.2 million and $9.3 million as of June 30, 2017 and December 31, 2016, respectively. These loss estimates rely on actuarial observations of ultimate loss experience for similar historical events. We limit our risk by purchasing stop-loss insurance policies for significant claims incurred for both domestic workers' compensation liabilities and medical costs. Our exposure under the stop-loss policies for domestic workers' compensation and medical costs is limited based on fixed dollar amounts. For domestic workers' compensation and employers' liability under state and federal law, the fixed dollar amount of stop-loss coverage is $1.0 million per occurrence on most policies, but is $0.25 million per occurrence on a California-based policy. For medical costs, the fixed dollar amount of stop-loss coverage is $0.4 million for total costs per covered participant per calendar year.

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
The following is a summary of the financial information of the reportable segments reconciled to the amounts reported in the condensed consolidated financial statements:

	Three Months Ended		Six Months Ended
(Amounts in thousands)	June 30, 2017	June 24, 2016	June 30, 2017	June 24, 2016
Revenue
AELS	$138,326	$138,420	$272,431	$274,674
AOLC	151,948	160,227	305,790	312,482
DynLogistics	183,624	152,670	355,982	283,859
Headquarters / Other (1)	390	(350)	(44)	(58)
Total revenue	$474,288	$450,967	$934,159	$870,957

Operating income (loss)
AELS	$5,991	$(10,151)	$9,270	$(8,400)
AOLC	14,709	9,899	30,375	18,866
DynLogistics	23,799	15,942	41,299	25,878
Headquarters / Other (2)	(15,610)	(20,619)	(31,891)	(35,795)
Total operating income (loss)	$28,889	$(4,929)	$49,053	$549

Depreciation and amortization
AELS	$301	$157	$566	$287
AOLC	24	364	48	398
DynLogistics	197	60	336	122
Headquarters / Other	8,505	8,580	16,975	16,870
Total depreciation and amortization (3)	$9,027	$9,161	$17,925	$17,677

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

(3)
Includes amounts included in Cost of services of $0.4 million and $0.8 million and for the three and six months ended June 30, 2017, respectively, and $0.3 million and $0.5 million for the three and six months ended June 24, 2016, respectively.

The following is a summary of the assets of the reportable segments reconciled to the amounts reported in the consolidated financial statements:

	As Of
(Amounts in thousands)	June 30, 2017	December 31, 2016
Assets
AELS	$130,741	$140,320
AOLC	137,977	133,096
DynLogistics	186,720	168,085
Headquarters / Other (1)	190,085	235,036
Total assets	$645,523	$676,537

(1)	Assets primarily include cash, investments in unconsolidated subsidiaries, and intangible assets (excluding goodwill).

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
Capital Contribution
As described further in Note 7, on March 24, 2017, the Company received the Support Letter from Cerberus committing to fund the redemption of all outstanding Senior Unsecured Notes on or before May 5, 2017 with the proceeds of new equity or capital contributions. The Company received the $40.6 million Capital Contribution on April 21, 2017, and completed the redemption of all of the remaining Senior Unsecured Notes using the proceeds of the Capital Contribution on April 24, 2017.
Consulting Fee
We have a Master Consulting and Advisory Services agreement ("COAC Agreement") with Cerberus Operations and Advisory Company, LLC ("COAC") where, pursuant to the terms of the agreement, they make personnel available to us for the purpose of providing reasonably requested business advisory services. The services are priced on a case by case basis depending on the requirements of the project and agreements in pricing. We incurred $1.2 million and $2.5 million of consulting fees on a gross basis before considering the effect of our contract mix which provides for partial recovery in conjunction with the COAC Agreement, during the three and six months ended June 30, 2017, respectively, and $1.4 million and $3.2 million during the three and six months ended June 24, 2016, respectively.
We have two executives who are COAC employees, who are seconded to us: (i) our current Chief Executive Officer and member of the Company's board of directors (who during the period covered by this report served as our Senior Vice President and Chief Operating Officer); and (ii) our Senior Vice President, Chief Administrative Officer, Chief Legal Officer and Corporate Secretary. Included in the $1.2 million and $2.5 million recognized during the three and six months ended June 30, 2017 in COAC consulting fees, was $0.7 million and $1.5 million of administrative expense related to these two COAC individuals for the three months and six months ended June 30, 2017, respectively. Included in the $1.4 million and $3.2 million recognized during the three and six months ended June 24, 2016 in COAC consulting fees, was $0.7 million and $1.3 million of administrative expense related to seconded COAC employees for the three and six months ended June 24, 2016, respectively.
The New Senior Credit Facility permits payments under the COAC Agreement or any transaction contemplated thereby not to exceed $6.0 million per fiscal year with respect to executives seconded from COAC and personnel of COAC that provide services to us at cost on a weekly, monthly or pro-rated basis.
Certain members of executive management and board members of the Company and seconded COAC individuals may have agreements and conduct business with Cerberus and its affiliates for which they receive compensation. We recognize such compensation as an administrative expense in the consolidated financial statements.
Joint Ventures and Variable Interest Entities
We account for our investments in VIEs in accordance with ASC 810 - Consolidation. In cases where we have (i) the power to direct the activities of the VIE that most significantly impact its economic performance and (ii) the obligation to absorb losses of the VIE that could potentially be significant or the right to receive benefits from the entity that could potentially be significant to the VIE, we consolidate the entity. We consolidated DIFZ based on the aforementioned criteria. Alternatively, in cases where all of the aforementioned criteria are not met, the investment is accounted for under the equity method. As of June 30, 2017, we accounted for Partnership for Temporary Housing LLC (“PaTH”), Babcock DynCorp Limited (“Babcock”) and Global Linguist Solutions (“GLS”) as equity method investments. We present our share of the PaTH and GLS earnings in Earnings from equity method investees as these joint ventures are considered operationally integral. Alternatively, we present our share of the Babcock earnings in Other income, net as it is not considered operationally integral.
Receivables due from our unconsolidated joint ventures totaled $0.1 million and $0.1 million as of June 30, 2017 and December 31, 2016, respectively. These receivables are a result of items purchased and services rendered by us on behalf of our unconsolidated joint ventures. We have assessed these receivables as having minimal collection risk based on our historic experience with these joint ventures and our inherent influence through our ownership interest.

We did not earn revenue from services provided to our unconsolidated joint ventures during the three and six months ended June 30, 2017 and June 24, 2016, respectively. The related cost of services was $0.2 million and $0.4 million during the three and six months ended June 30, 2017 and $0.1 million and $0.3 million during the three and six months ended June 24, 2016, respectively. Additionally, we earned $0.0 million and $0.1 million in equity method income (includes operationally integral and non-integral income) during the three and six months ended June 30, 2017 and $0.3 million and $0.7 million in equity method income during the three and six months ended June 24, 2016, respectively.
GLS’ revenue was $8.0 million and $15.9 million during the three and six months ended June 30, 2017, respectively, and $11.2 million and $21.1 million during the three and six months ended June 24, 2016. GLS’ operating and net loss was $1.4 million and $2.5 million during the three and six months ended June 30, 2017, and $0.7 million and $1.5 million during the three and six months ended June 24, 2016, respectively.
We currently hold one promissory note included in Other assets on our consolidated balance sheet from Palm Trading Investment Corp, which had an aggregate initial value of $9.2 million. The loan balance outstanding was $2.1 million and $2.2 million as of June 30, 2017 and December 31, 2016, respectively, reflecting the initial value plus accrued interest, less non-cash dividend payments against the promissory note. The fair value of the note receivable is not materially different from its carrying value.
As discussed above and in accordance with ASC 810 - Consolidation, we consolidate DIFZ. The following tables present selected financial information for DIFZ as of June 30, 2017 and December 31, 2016 and for the three and six months ended June 30, 2017 and June 24, 2016:

	As Of
(Amounts in millions)	June 30, 2017	December 31, 2016
Assets	$7.5	$4.2
Liabilities	4.0	1.1

	Three Months Ended		Six Months Ended
(Amounts in millions)	June 30, 2017	June 24, 2016	June 30, 2017	June 24, 2016
Revenue	$43.6	$45.9	$84.5	$85.7
The following tables present selected financial information for our equity method investees as of June 30, 2017 and December 31, 2016 and for the three and six months ended June 30, 2017 and June 24, 2016:

	As Of
(Amounts in millions)	June 30, 2017	December 31, 2016
Current assets	$28.0	$27.7
Total assets	28.3	29.3
Current liabilities	12.5	10.1
Total liabilities	12.5	10.1

	Three Months Ended		Six Months Ended
(Amounts in millions)	June 30, 2017	June 24, 2016	June 30, 2017	June 24, 2016
Revenue	$8.3	$22.5	$16.6	$37.4
Gross profit	(1.2)	1.0	(2.9)	1.5
Net income	(1.2)	1.0	(2.7)	0.8
Many of our joint ventures and VIEs only perform on a single contract. The modification or termination of a contract under a joint venture or VIE could trigger an impairment in the fair value of our investment in these entities. In the aggregate, our maximum exposure to losses as a result of our investment consists of our (i) $7.9 million investment in unconsolidated joint ventures, (ii) $0.1 million in receivables from our unconsolidated joint ventures, (iii) $2.1 million note receivable from Palm Trading Investment Corp. and (iv) contingent liabilities that were neither probable nor reasonably estimable as of June 30, 2017.

Note 11 — Consolidating Financial Statements of Subsidiary Guarantors
The New Notes issued by DynCorp International Inc. ("Subsidiary Issuer"), the New Senior Credit Facility and the term loan under the Third Lien Credit Agreement are fully and unconditionally guaranteed, jointly and severally, by the Company ("Parent") and the following domestic subsidiaries of Subsidiary Issuer: DynCorp International LLC, DTS Aviation Services LLC, DynCorp Aerospace Operations LLC, DynCorp International Services LLC, DIV Capital Corporation, Dyn Marine Services of Virginia LLC, Services International LLC, Worldwide Management and Consulting Services LLC, Worldwide Recruiting and Staffing Services LLC, Heliworks LLC, Phoenix Consulting Group, LLC, Casals & Associates, Inc., Culpeper National Security Solutions LLC, and Highground Global, Inc. ("Subsidiary Guarantors"). Each of the Subsidiary Issuer and the Subsidiary Guarantors is 100% owned by the Company. Under the Indenture governing the New Notes, a guarantee of a Subsidiary Guarantor would terminate upon the following customary circumstances: (i) the sale of the capital stock of such Subsidiary Guarantor if such sale complies with the indenture; (ii) the designation of such Subsidiary Guarantor as an unrestricted subsidiary; (iii) if such Subsidiary Guarantor no longer guarantees certain other indebtedness of the Subsidiary Issuer or (iv) the defeasance or discharge of the indenture.
The following condensed consolidating financial statements present (i) unaudited condensed consolidating balance sheets as of June 30, 2017 and December 31, 2016, (ii) unaudited condensed consolidating statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2017 and June 24, 2016, (iii) unaudited condensed consolidating statements of cash flows for the six months ended June 30, 2017 and June 24, 2016 and (iii) elimination entries necessary to consolidate Parent and its subsidiaries.
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
DynCorp International Inc. is considered the Subsidiary Issuer as it issued the New Notes.

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Operations Information
For the Three Months Ended June 30, 2017

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$—	$478,247	$50,193	$(54,152)	$474,288
Cost of services	—	—	(414,347)	(49,449)	54,144	(409,652)
Selling, general and administrative expenses	—	—	(27,074)	(100)	6	(27,168)
Depreciation and amortization expense	—	—	(8,417)	(175)	3	(8,589)
Earnings from equity method investees	—	—	10	—	—	10
Operating income	—	—	28,419	469	1	28,889
Interest expense	—	(17,058)	(706)	—	—	(17,764)
Loss on early extinguishment of debt	—	(24)	—	—	—	(24)
Interest income	—	—	16	3	—	19
Equity in income of consolidated subsidiaries	5,676	16,779	190	—	(22,645)	—
Other income, net	—	—	111	33	—	144
Income (loss) before income taxes	5,676	(303)	28,030	505	(22,644)	11,264
Benefit (provision) for income taxes	—	5,979	(11,252)	(27)	—	(5,300)
Net income	5,676	5,676	16,778	478	(22,644)	5,964
Noncontrolling interests	—	—	—	(288)	—	(288)
Net income attributable to Delta Tucker Holdings, Inc.	$5,676	$5,676	$16,778	$190	$(22,644)	$5,676

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Operations Information
For the Three Months Ended June 24, 2016

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$—	$454,412	$51,980	$(55,425)	$450,967
Cost of services	—	—	(414,335)	(51,437)	55,411	(410,361)
Selling, general and administrative expenses	—	—	(36,927)	(44)	12	(36,959)
Depreciation and amortization expense	—	—	(8,737)	(176)	2	(8,911)
Earnings from equity method investees	—	—	335	—	—	335
Operating (loss) income	—	—	(5,252)	323	—	(4,929)
Interest expense	—	(16,762)	(698)	—	—	(17,460)
Loss on early extinguishment of debt	—	(328)	—	—	—	(328)
Interest income	—	—	20	2	—	22
Equity in loss of consolidated subsidiaries	(25,121)	(14,013)	(97)	—	39,231	—
Other income (loss), net	—	—	4,690	(79)	—	4,611
(Loss) income before income taxes	(25,121)	(31,103)	(1,337)	246	39,231	(18,084)
Benefit (provision) for income taxes	—	5,982	(12,676)	(35)	—	(6,729)
Net (loss) income	(25,121)	(25,121)	(14,013)	211	39,231	(24,813)
Noncontrolling interests	—	—	—	(308)	—	(308)
Net loss attributable to Delta Tucker Holdings, Inc.	$(25,121)	$(25,121)	$(14,013)	$(97)	$39,231	$(25,121)

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Operations Information
For the Six Months Ended June 30, 2017

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$—	$941,520	$96,622	$(103,983)	$934,159
Cost of services	—	—	(817,578)	(95,516)	103,966	(809,128)
Selling, general and administrative expenses	—	—	(58,698)	(200)	12	(58,886)
Depreciation and amortization expense	—	—	(16,802)	(348)	6	(17,144)
Earnings from equity method investees	—	—	52	—	—	52
Operating income	—	—	48,494	558	1	49,053
Interest expense	—	(34,811)	(1,668)	—	—	(36,479)
Loss on early extinguishment of debt	—	(24)	—	—	—	(24)
Interest income	—	—	21	3	—	24
Equity in income of consolidated subsidiaries	5,189	27,833	77	—	(33,099)	—
Other income, net	—	—	1,444	73	—	1,517
Income (loss) before income taxes	5,189	(7,002)	48,368	634	(33,098)	14,091
Benefit (provision) for income taxes	—	12,191	(20,536)	6	—	(8,339)
Net income	5,189	5,189	27,832	640	(33,098)	5,752
Noncontrolling interests	—	—	—	(563)	—	(563)
Net income attributable to Delta Tucker Holdings, Inc.	$5,189	$5,189	$27,832	$77	$(33,098)	$5,189

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Operations Information
For the Six Months Ended June 24, 2016

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$—	$877,839	$96,798	$(103,680)	$870,957
Cost of services	—	—	(790,113)	(96,396)	103,650	(782,859)
Selling, general and administrative expenses	—	—	(71,009)	(65)	26	(71,048)
Depreciation and amortization expense	—	—	(16,862)	(345)	4	(17,203)
Earnings from equity method investees	—	—	702	—	—	702
Operating income (loss)	—	—	557	(8)	—	549
Interest expense	—	(32,040)	(1,387)	—	—	(33,427)
Loss on early extinguishment of debt	—	(328)	—	—	—	(328)
Interest income	—	—	79	3	—	82
Equity in loss of consolidated subsidiaries	(39,881)	(18,842)	(644)	—	59,367	—
Other income (expense), net	—	—	5,049	(86)	—	4,963
(Loss) income before income taxes	(39,881)	(51,210)	3,654	(91)	59,367	(28,161)
Benefit (provision) for income taxes	—	11,329	(22,496)	(57)	—	(11,224)
Net loss	(39,881)	(39,881)	(18,842)	(148)	59,367	(39,385)
Noncontrolling interests	—	—	—	(496)	—	(496)
Net loss attributable to Delta Tucker Holdings, Inc.	$(39,881)	$(39,881)	$(18,842)	$(644)	$59,367	$(39,881)

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Comprehensive Income Information
For the Three Months Ended June 30, 2017

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net income	$5,676	$5,676	$16,778	$478	$(22,644)	$5,964
Other comprehensive income, net of tax:
Foreign currency translation adjustment	4	4	—	4	(8)	4
Other comprehensive income, before tax	4	4	—	4	(8)	4
Income tax expense related to items of other comprehensive income	(2)	(2)	—	(2)	4	(2)
Other comprehensive income	2	2	—	2	(4)	2
Comprehensive income	5,678	5,678	16,778	480	(22,648)	5,966
Noncontrolling interests	—	—	—	(288)	—	(288)
Comprehensive income attributable to Delta Tucker Holdings, Inc.	$5,678	$5,678	$16,778	$192	$(22,648)	$5,678

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Comprehensive Loss Information
For the Three Months Ended June 24, 2016

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net (loss) income	$(25,121)	$(25,121)	$(14,013)	$211	$39,231	$(24,813)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(1)	(1)	—	(1)	2	(1)
Other comprehensive loss, before tax	(1)	(1)	—	(1)	2	(1)
Income tax benefit (provision) related to items of other comprehensive loss	—	—	—	—	—	—
Other comprehensive loss	(1)	(1)	—	(1)	2	(1)
Comprehensive (loss) income	(25,122)	(25,122)	(14,013)	210	39,233	(24,814)
Noncontrolling interests	—	—	—	(308)	—	(308)
Comprehensive loss attributable to Delta Tucker Holdings, Inc.	$(25,122)	$(25,122)	$(14,013)	$(98)	$39,233	$(25,122)

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Comprehensive Income Information
For the Six Months Ended June 30, 2017

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net income	$5,189	$5,189	$27,832	$640	$(33,098)	$5,752
Other comprehensive income, net of tax:
Foreign currency translation adjustment	16	16	—	16	(32)	16
Other comprehensive income, before tax	16	16	—	16	(32)	16
Income tax expense related to items of other comprehensive income	(6)	(6)	—	(6)	12	(6)
Other comprehensive income	10	10	—	10	(20)	10
Comprehensive income	5,199	5,199	27,832	650	(33,118)	5,762
Noncontrolling interests	—	—	—	(563)	—	(563)
Comprehensive income attributable to Delta Tucker Holdings, Inc.	$5,199	$5,199	$27,832	$87	$(33,118)	$5,199

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Comprehensive Loss Information
For the Six Months Ended June 24, 2016

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net loss	$(39,881)	$(39,881)	$(18,842)	$(148)	$59,367	$(39,385)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	2	2	—	2	(4)	2
Other comprehensive loss, before tax	2	2	—	2	(4)	2
Income tax benefit related to items of other comprehensive loss	(1)	(1)	—	(1)	2	(1)
Other comprehensive loss	1	1	—	1	(2)	1
Comprehensive loss	(39,880)	(39,880)	(18,842)	(147)	59,365	(39,384)
Noncontrolling interests	—	—	—	(496)	—	(496)
Comprehensive loss attributable to Delta Tucker Holdings, Inc.	$(39,880)	$(39,880)	$(18,842)	$(643)	$59,365	$(39,880)

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Balance Sheet Information
June 30, 2017

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
	ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$87,517	$11,393	$—	$98,910
Accounts receivable, net	—	—	326,481	3,046	(6,607)	322,920
Intercompany receivables	—	—	184,005	12,459	(196,464)	—
Prepaid expenses and other current assets	—	—	51,332	2,275	164	53,771
Total current assets	—	—	649,335	29,173	(202,907)	475,601
Property and equipment, net	—	—	16,226	715	—	16,941
Goodwill	—	—	9,694	32,399	—	42,093
Tradenames, net	—	—	28,536	—	—	28,536
Other intangibles, net	—	—	68,345	—	—	68,345
Investment in subsidiaries	—	565,164	54,644	—	(619,808)	—
Other assets, net	—	—	10,838	3,169	—	14,007
Total assets	$—	$565,164	$837,618	$65,456	$(822,715)	$645,523

	LIABILITIES & DEFICIT
Current liabilities:
Current portion of long-term debt	$—	$20,950	$—	$—	$—	$20,950
Accounts payable	—	—	72,551	3,057	(2,054)	73,554
Accrued payroll and employee costs	—	—	79,649	1,749	—	81,398
Intercompany payables	45,085	138,920	12,459	—	(196,464)	—
Deferred income taxes	—	—	—	28	(28)	—
Accrued liabilities	176,297	28,214	63,062	5,978	(180,508)	93,043
Income taxes payable	—	—	12,638	—	(150)	12,488
Total current liabilities	221,382	188,084	240,359	10,812	(379,204)	281,433
Long-term debt	—	553,377	—	—	—	553,377
Long-term deferred taxes	—	—	15,061	—	—	15,061
Other long-term liabilities	—	—	11,560	—	—	11,560
Noncontrolling interests	—	—	5,474	—	—	5,474
(Deficit) equity	(221,382)	(176,297)	565,164	54,644	(443,511)	(221,382)
Total liabilities and deficit	$—	$565,164	$837,618	$65,456	$(822,715)	$645,523

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Balance Sheet Information
December 31, 2016

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
	ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$106,416	$11,802	$—	$118,218
Restricted cash	—	6,944	720	—	—	7,664
Accounts receivable, net	—	—	304,729	2,525	(6,999)	300,255
Intercompany receivables	—	—	183,587	9,827	(193,414)	—
Prepaid expenses and other current assets	—	—	63,776	2,516	(598)	65,694
Total current assets	—	6,944	659,228	26,670	(201,011)	491,831
Property and equipment, net	—	—	15,788	848	—	16,636
Goodwill	—	—	9,694	32,399	—	42,093
Tradenames, net	—	—	28,536	—	—	28,536
Other intangibles, net	—	—	84,069	—	—	84,069
Investment in subsidiaries	—	572,176	54,538	—	(626,714)	—
Other assets, net	—	—	10,575	2,797	—	13,372
Total assets	$—	$579,120	$862,428	$62,714	$(827,725)	$676,537

	LIABILITIES & DEFICIT
Current liabilities:
Current portion of long-term debt	$—	$62,843	$—	$—	$—	$62,843
Accounts payable	—	—	67,287	3,859	(1,404)	69,742
Accrued payroll and employee costs	—	—	92,036	3,544	—	95,580
Intercompany payables	45,086	138,501	9,827	—	(193,414)	—
Deferred income taxes	—	—	—	26	(26)	—
Accrued liabilities	222,306	30,469	78,926	747	(228,370)	104,078
Income taxes payable	—	—	9,406	—	(103)	9,303
Total current liabilities	267,392	231,813	257,482	8,176	(423,317)	341,546
Long-term debt	—	569,613	—	—	—	569,613
Long-term deferred taxes	—	—	14,825	—	—	14,825
Other long-term liabilities	—	—	12,490	—	—	12,490
Noncontrolling interests	—	—	5,455	—	—	5,455
(Deficit) Equity	(267,392)	(222,306)	572,176	54,538	(404,408)	(267,392)
Total liabilities and deficit	$—	$579,120	$862,428	$62,714	$(827,725)	$676,537

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Cash Flow Information
For the Six Months Ended June 30, 2017

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$16,160	$(18,293)	$2,580	$(180)	$267
Cash flows from investing activities:
Purchase of property and equipment	—	—	(2,674)	—	—	(2,674)
Proceeds from sale of property, plant and equipment	—	—	536	—	—	536
Purchase of software	—	—	(400)	—	—	(400)
Cash restricted from Cerberus 3L Notes	—	7,057	—	—	—	7,057
Return of capital from equity method investees	—	—	1,769	—	—	1,769
Contributions to equity method investees	—	—	(2,050)	—	—	(2,050)
Contribution to subsidiary	(40,599)	—	—	—	40,599	—
Transfers to affiliates	—	—	(417)	(2,630)	3,047	—
Net cash (used in) provided by investing activities	(40,599)	7,057	(3,236)	(2,630)	43,646	4,238
Cash flows from financing activities:
Payments on senior secured credit facility	—	(25,114)	—	—	—	(25,114)
Payment to bondholders of senior unsecured notes	—	(39,319)	—	—	—	(39,319)
Equity contribution from Parent	—	40,599	—	—	(40,599)	—
Equity contribution from affiliates of Cerberus	40,599	200	—	—	—	40,799
Payments of dividends to noncontrolling interests	—	—	—	(359)	180	(179)
Net transfers from/ Parent/subsidiary	—	417	2,630	—	(3,047)	—
Net cash provided by (used in) financing activities	40,599	(23,217)	2,630	(359)	(43,466)	(23,813)
Net decrease in cash and cash equivalents	—	—	(18,899)	(409)	—	(19,308)
Cash and cash equivalents, beginning of period	—	—	106,416	11,802	—	118,218
Cash and cash equivalents, end of period	$—	$—	$87,517	$11,393	$—	$98,910

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Cash Flow Information
For The Six Months Ended June 24, 2016

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$2,119	$45,981	$(15,849)	$(4,098)	$(530)	$27,623
Cash flows from investing activities:
Purchase of property and equipment	—	—	(1,858)	(24)	—	(1,882)
Proceeds from sale of property, plant and equipment	—	—	799	—	—	799
Purchase of software	—	—	(1,417)	—	—	(1,417)
Cash restricted from Cerberus 3L Notes	—	(20,242)	—	—	—	(20,242)
Return of capital from equity method investees	—	—	1,104	—	—	1,104
Contributions to equity method investees	—	—	(4,056)	—	—	(4,056)
Transfers from affiliates	—	—	13,938	15,787	(29,725)	—
Net cash (used in) provided by investing activities	—	(20,242)	8,510	15,763	(29,725)	(25,694)
Cash flows from financing activities:
Borrowings on revolving credit facilities	—	18,000	—	—	—	18,000
Payments on revolving credit facilities	—	(18,000)	—	—	—	(18,000)
Payments on senior secured credit facility	—	(187,272)	—	—	—	(187,272)
Borrowing under new senior credit facility	—	192,882	—	—	—	192,882
Borrowing under Cerberus 3L notes	—	30,000	—	—	—	30,000
Payment to bondholders for Exchange Offer	—	(45,000)	—	—	—	(45,000)
Payments of deferred financing costs	—	(4,878)	—	—	—	(4,878)
Equity contributions from affiliates of Cerberus	—	350	—	—	—	350
Payments of dividends to Parent	—	—	—	(1,058)	529	(529)
Net transfers to Parent/subsidiary	(2,119)	(11,821)	(15,786)	—	29,726	—
Net cash used in financing activities	(2,119)	(25,739)	(15,786)	(1,058)	30,255	(14,447)
Net (decrease) increase in cash and cash equivalents	—	—	(23,125)	10,607	—	(12,518)
Cash and cash equivalents, beginning of period	—	—	95,365	13,417	—	108,782
Cash and cash equivalents, end of period	$—	$—	$72,240	$24,024	$—	$96,264

Note 12 — Subsequent Events
The Company evaluated potential subsequent events occurring after the period end date through the date the financial statements were issued and concluded that there were no material subsequent events for the quarter ended June 30, 2017, except as disclosed within the Notes to the unaudited condensed consolidated financial statements.

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
AELS
The Company's AELS segment, comprised primarily of the Company's U.S. Air Force and U.S. Navy contracts, provides the technical information and expertise to manage large fleets and bases and delivers engineering and maintenance services to help keep operations running effectively. AELS offers a full spectrum of capabilities including training, supply chain management, aircraft modernization, platform sustainment and data optimization. The T-6 Contractor Operated and Maintained Base Supply Bridge Contract ("T-6 COMBS Bridge"), Contractor Logistics Support: T-34, T-44, T-6 ("CLS") and Naval Test Wing Atlantic programs are three of the most significant programs in the AELS segment. Under the T-6 COMBS Bridge contract, the U.S. Air Force contracts the Company to perform support services for the T-6A and T-6B aircraft. Our CLS and Naval Test Wing Atlantic programs provide maintenance and logistics support to the U.S. Navy T-34, T-44, and T-6 aircraft and maintenance and logistic support on Naval Test Wing Atlantic aircraft, respectively.
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
The INL Air Wing program supports governments in multiple Latin American countries and provides support and assistance with interdiction services in Afghanistan. This program also provides intra-theater transportation services for DoS personnel throughout Iraq and Afghanistan. On September 1, 2016, we were notified that the DoS had awarded the re-compete of the INL Air Wing contract to another company. On September 11, 2016, we filed a protest with the GAO challenging the DoS agency’s award determination. On September 27, 2016, AOLC finalized negotiations with the DoS Office of Acquisition Management regarding an extension of services on the INL Air Wing program and definitized an agreement for a one-year extension through October 31, 2017. On December 21, 2016, we were notified that the GAO denied our protest of the DoS agency’s award determination of the INL Air Wing contract to another company. We continue to pursue legal recourse before the U.S. Court of Federal Claims regarding this matter. On June 27, 2017, the DoS Office of Acquisition Management posted a Justification and Approval (“J&A”) for other than full and open competition detailing its intent to extend the INL Air Wing contract for a six-month base period, with one six-month option period.

DynLogistics
This segment provides best-value mission readiness to its customers through total support solutions including conventional and contingency logistics, operations and maintenance support, platform modification and upgrades, supply chain management and training, security and full spectrum intelligence mission support services. The Logistics Civil Augmentation Program IV ("LOGCAP IV") and Afghanistan Life Support Services ("ALiSS") contracts are the most significant contracts within this segment. Under the LOGCAP IV program, which we perform under a single IDIQ contract, the U.S. Army contracts for us to perform selected services, operations and maintenance, engineering as well as construction and logistics predominately in the Middle East Theater to augment the U.S. Army, the U.S. Marine Corps and North Atlantic Treaty Organization ("NATO") forces and to release military units from combat service support missions or to fill the U.S. military resource shortfalls. Under the ALiSS contract, which we perform under an IDIQ contract, the DoS contracts the Company to provide life support services in Afghanistan.
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
External Factors
Our business is primarily derived from U.S. government contracts to support U.S. foreign policy and national security objectives around the globe. As such, federal spending levels on these activities, as well as alignment with the policy priorities resourced, guide our ability to grow the business and increase revenue. The services sector is positively impacted by a growing bipartisan consensus in Washington, D.C. that spending on national defense needs to increase so that training and equipment readiness can be restored to the level necessary to meet the array of threats currently confronting the nation. While increases in defense spending may not be as dramatic as some predictions, the prioritization of readiness and ongoing operations aligns with our core business capabilities and favor continued growth.
However, the Budget Control Act of 2011 (“BCA”) remains law and unless changed any funding for the DoD above the subsection 051 fiscal year 2018 budget cap will be subject to sequestration. In addition, U.S. policy and budget decisions do not exist in a vacuum, and global events shape adjustments to policies, as well as the funding levels and mechanisms to support these shifts. External factors influencing the industry continue to include:

•	Adhering to discretionary spending caps mandated by the BCA;

•	Increased competition and opportunity caused by IDIQs and other bidding trends;

•	Disruptions to funding caused by a government shutdown or a continuing resolution;

•	Readiness-driven requirements to maintain and sustain equipment;

•	Troop levels and tempo of operations in Afghanistan;

•	Conflicts in Iraq, Syria and the wider Middle East;

•	North Korea's nuclear program and challenging behavior;

•	Russian aggression in Europe and the Middle East; and

•	Increased instability and challenges to the existing international framework.
Legislatively, the U.S. Congress is debating a wide range of numbers for fiscal year 2018 defense spending. Final funding levels will not until be agreed upon until larger budget, budget cap and debt ceiling negotiations are resolved and will not likely occur before the start of the new fiscal year. The U.S. House of Representatives has been aggressive in calling for higher spending for defense. The body passed a fiscal year 2018 Defense Appropriations bill that calls for $658 billion with $584 billion in the base budget and $74 billion in Overseas Contingency Operations ("OCO") funding. The U.S. House of Representatives base budget is $68 billion above the current year and $18 billion above the President’s request. The U.S. Senate has yet to take up its version of the Defense Appropriations bill, but has set more modest fiscal year 2018 spending allocations that associate more closely with BCA caps. The U.S. Senate calls for $595 billion for defense appropriations with $513 billion in base budget and $82 billion in OCO funding. The U.S. Senate allocation is $3 billion below the current year and is $53 billion below the President’s request.

On the DoS budget, the U.S. House of Representatives and U.S. Senate are not adhering to the steep cuts proposed by the President for fiscal year 2018. The U.S. House of Representatives allocated $47 billion to the DoS budget, which is $5 billion below the current year and $7 billion above the President’s Request. In the U.S. Senate, the DoS budget allocation is $51 billion, which is $1 billion below the current year and $11 billion above the request. Per review of the above, the areas that are of importance to our business such as operations, maintenance, security and IT are resourced and we do not foresee dramatic funding cuts.
Internationally, the environment, especially in the Middle East, will continue to be marked by instability for the foreseeable future, which argues for continued robust OCO funding. Specifically in Afghanistan, funding debates for Afghan operations and support are based upon the current footprint of 8,400 U.S. personnel. Any changes to the Afghanistan strategy or U.S. footprint recommended by the Administration will be accompanied by a new funding request, such as a supplemental funding request or as a budget amendment to the defense appropriations bill.
We believe the following longer-term industry trends demonstrate the continued demand for the types of services we provide:

•	Realignment of the military force structure, leading to increased outsourcing of non-combat functions, including life cycle;

•	Asset management of equipment ranging from organizational, immediate and depot-level maintenance;

•	Requirement to maintain, overhaul and upgrade for returning rolling stocks and aging platforms;

•	Sustain and support forward-deployed rotational troops and equipment; and

•	Growth in outsourcing by foreign allies of maintenance, supply-support, facilities management, infrastructure upgrades, and construction management related services.
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

Notable Events for the six months ended June 30, 2017 and to date

•
In January 2017, DynLogistics announced the award of a contract extension for the War Reserve Materiel II contract through April 30, 2017. The contract extension has a total potential value of $22.7 million.

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

•
On March 16, 2017, DynLogistics was awarded the transition and base period for the Northcom task order to provide vehicle maintenance, inventory warehousing, ammo supply and fuel services at the National Training Center in California under the LOGCAP IV contract. On July 20, 2017 the task order was extended for one twelve-month option year, of which seven months has been exercised, and has a total potential task order value of $126.5 million.

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

•
On April 26, 2017, AELS announced the award of the T-6 Contractor Operated and Maintained Base Supply Bridge Contract ("T-6 COMBS Bridge"). The one year contract has a total potential value of $202 million.

•
On May 30, 2017 DynLogistics was awarded the Emergency Support Services ("ESS") task order providing fire protection and emergency and medical support services under the ALiSS contract. The task order has a one-year base period and four one-year option periods and a total potential task order value of $46.9 million.

•
On May 31, 2017, AOLC announced the award of a contract for logistics support services for government-owned fixed-wing fleets performing transport aircraft missions (C-12, C-26 and UC-35 fleets, with limited services for T-6 fleets). The contract has a one-year initial period and five one-year options with the last option including a three month transition period and a total potential contract value of $795.3 million.

•	On June 7, 2017, AOLC announced the award of the Contractor Logistics helicopter subcontract. The subcontract has a one-year base period valued at $29.6 million and one six-month option.

•
On June 27, 2017, the DoS Office of Acquisition Management posted a J&A for other than full and open competition detailing its intent to extend the INL Air Wing contract for a six-month base period, with one six-month option period.

•
On June 29, 2017, DynLogistics announced the award of a twelve-month task order contract extension to continue providing base life support and maintenance services in Afghanistan under the LOGCAP IV contract. The contract extension has a total potential value of $217 million.

•
On July 11, 2017 DynLogistics was awarded the Field Level Maintenance ("FLM") task order under the TACOM Strategic Services Solutions, Equipment Related Services contract. The task order has a one month phase-in, a one-year base period and four one-year option periods and a total potential task order value of $14.6 million.

•	On July 14, 2017, the Company named George Krivo as Chief Executive Officer and as a member of the Company's board of directors.

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
Our historical contract mix by type, as a percentage of revenue, is indicated in the table below.

	Three Months Ended		Six Months Ended
	June 30, 2017	June 24, 2016	June 30, 2017	June 24, 2016
Fixed-Price	41%	46%	43%	46%
Time-and-Materials	5%	5%	5%	4%
Cost-Reimbursement	54%	49%	52%	50%
Total	100%	100%	100%	100%
Cost-reimbursement type contracts typically perform at lower margins than other contract types but carry lower risk of loss. We anticipate cost-reimbursement and fixed-price type contracts will continue to represent a majority of our business for the remainder of calendar year 2017.
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
The following table sets forth our historical role as a prime and subcontractor, as a percentage of revenue.

	Three Months Ended		Six Months Ended
	June 30, 2017	June 24, 2016	June 30, 2017	June 24, 2016
Prime Contractor	95%	94%	95%	94%
Subcontractor	5%	6%	5%	6%
Total	100%	100%	100%	100%

Backlog
We track backlog in order to assess our current business development effectiveness and to assist us in forecasting our future business needs and financial performance. Our backlog consists of funded and unfunded amounts under contracts and does not include contracts under protest. Funded backlog is equal to the amounts actually appropriated by a customer for payment of goods and services less actual revenue recognized as of the measurement date under that appropriation. Unfunded backlog is the actual dollar value of unexercised, priced contract options and the unfunded portion of exercised contract options. These priced options may or may not be exercised at the sole discretion of the customer. Unfunded backlog does not include future potential task orders expected to be awarded under IDIQ or other master agreement contract vehicles.
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
The following table sets forth our approximate backlog as of the dates indicated:

	As Of
(Amounts in millions)	June 30, 2017	December 31, 2016
Funded backlog	$1,119	$1,403
Unfunded backlog	3,490	2,313
Total	$4,609	$3,716
The increase in backlog as of June 30, 2017 was primarily due to new contract wins partially offset by revenue recognized on current programs during the six months ended June 30, 2017.
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

Results of Operations

Consolidated Three Months Ended June 30, 2017 compared to the Three Months Ended June 24, 2016
The following tables set forth our unaudited consolidated results of operations, both in dollars and as a percentage of revenue, for the three months ended June 30, 2017 and June 24, 2016.

	Three Months Ended
(Amounts in thousands)	June 30, 2017		June 24, 2016
Revenue	$474,288	100.0%	$450,967	100.0%
Cost of services	(409,652)	(86.4)	(410,361)	(91.0)
Selling, general and administrative expenses	(27,168)	(5.7)	(36,959)	(8.2)
Depreciation and amortization expense	(8,589)	(1.8)	(8,911)	(2.0)
Earnings from equity method investees	10	—	335	0.1
Operating income (loss)	28,889	6.1	(4,929)	(1.1)
Interest expense	(17,764)	(3.7)	(17,460)	(3.9)
Loss on early extinguishment of debt	(24)	—	(328)	(0.1)
Interest income	19	—	22	—
Other income, net	144	—	4,611	1.0
Income (loss) before income taxes	11,264	2.4	(18,084)	(4.1)
Provision for income taxes	(5,300)	(1.1)	(6,729)	(1.5)
Net income (loss)	5,964	1.3	(24,813)	(5.6)
Noncontrolling interests	(288)	(0.1)	(308)	(0.1)
Net income (loss) attributable to Delta Tucker Holdings, Inc.	$5,676	1.2	$(25,121)	(5.7)
Revenue — Revenue for the three months ended June 30, 2017 was $474.3 million, an increase of $23.3 million, or 5.2%, compared to $451.0 million for the three months ended June 24, 2016. The increase was primarily as a result of the new G4 Worldwide Logistics Support contract and increased scope from the LOGCAP IV program. The increase in revenue was partially offset by decreased volume on the INL Air Wing program and the completion of the Sheppard Air Force Base and Flexible Acquisition and Sustainment Tool ("F2AST") contracts. See further discussion of our revenue results in the "Results by Segment" section below.
Cost of services — Cost of services are comprised of direct labor, direct material, overhead, subcontractors, travel, supplies and other miscellaneous costs. Cost of services for the three months ended June 30, 2017 was $409.7 million, a decrease of $0.7 million, or 0.2%, compared to the three months ended June 24, 2016. The decrease in Cost of services was primarily due to the transition of the T-6 COMBS contract to the New T-6 COMBS Bridge contract with more favorable terms. As a percentage of revenue, Cost of services improved to 86.4% for the three months ended June 30, 2017 compared to 91.0% for the three months ended June 24, 2016 primarily driven by the decrease in cost of services and increase in revenue, as discussed above. See further discussion of the impact of program margins in the "Results by Segment" section below.
Selling, general and administrative expenses ("SG&A") — SG&A primarily relates to functions such as management, legal, financial accounting, contracts and administration, human resources, management information systems, purchasing, and business development. SG&A decreased by $9.8 million, or 26.5%, to $27.2 million during the three months ended June 30, 2017 primarily due to a reduction in legal and consulting costs, which were impacted by the Refinancing Transactions in the three months ended June 24, 2016, combined with our cost reduction initiatives. SG&A as a percentage of revenue decreased to 5.7% for the three months ended June 30, 2017 compared to 8.2% for the three months ended June 24, 2016 as a result of the decrease in SG&A and increase in revenue discussed above.
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
Interest expense — Interest expense for the three months ended June 30, 2017 was $17.8 million, an increase of $0.3 million, or 1.7%, compared to the three months ended June 24, 2016. The increase is primarily due to the PIK interest on our New Notes and the Cerberus 3L Notes, partially offset by interest on our senior unsecured notes that were redeemed on April 24, 2017.

Other income, net — Other income, net consists primarily of sublease income, gains/losses from foreign currency, asset sales and other items. Other income, net during the three months ended June 30, 2017 was $0.1 million, a decrease of $4.5 million, which primarily relates to a multi-party settlement agreement that resolved underwriters litigation during the quarter ended June 24, 2016.
Income taxes — Our effective tax rate consists of federal and state statutory rates, certain permanent differences and discrete items. The effective tax rate for the three months ended June 30, 2017 was 47.1%, as compared to (37.2)% for the three months ended June 24, 2016, a change primarily driven by an increase to the forecasted full year loss before income taxes which impacted the projected year end valuation allowance.

Consolidated Six Months Ended June 30, 2017 compared to the Six Months Ended June 24, 2016
We report the results of our operations using a basis where each quarterly period ends on the last Friday of the calendar quarter, except for the fourth quarter of the fiscal year, which ends on December 31. The fiscal six month period ended June 30, 2017 included an additional five days as compared to the fiscal six month period ended June 24, 2016 due to the timing of the final Friday of the quarter in the current period as compared to prior year. The following tables set forth our unaudited consolidated results of operations, both in dollars and as a percentage of revenue, for the six months ended June 30, 2017 and June 24, 2016:

	Six Months Ended
(Amounts in thousands)	June 30, 2017		June 24, 2016
Revenue	$934,159	100.0%	$870,957	100.0%
Cost of services	(809,128)	(86.6)	(782,859)	(89.9)
Selling, general and administrative expenses	(58,886)	(6.3)	(71,048)	(8.2)
Depreciation and amortization expense	(17,144)	(1.8)	(17,203)	(2.0)
Earnings from equity method investees	52	—	702	0.1
Operating income	49,053	5.3	549	—
Interest expense	(36,479)	(3.9)	(33,427)	(3.8)
Loss on early extinguishment of debt	(24)	—	(328)	—
Interest income	24	—	82	—
Other income, net	1,517	0.2	4,963	0.6
Income (loss) before income taxes	14,091	1.6	(28,161)	(3.2)
Provision for income taxes	(8,339)	(0.9)	(11,224)	(1.3)
Net income (loss)	5,752	0.7	(39,385)	(4.5)
Noncontrolling interests	(563)	(0.1)	(496)	(0.1)
Net income (loss) attributable to Delta Tucker Holdings, Inc.	$5,189	0.6	$(39,881)	(4.6)
Revenue — Revenue for the six months ended June 30, 2017 was $934.2 million, an increase of $63.2 million, or 7.3%, compared to $871.0 million for the six months ended June 24, 2016. The increase was primarily as a result of the ALiSS and the TASM-O contracts, the new G4 Worldwide Logistics Support contract and increased scope from the LOGCAP IV program. The increase in revenue was partially offset by decreased volume on the INL Air Wing program and the completion of the Sheppard Air Force Base and F2AST contracts. See further discussion of our revenue results in the "Results by Segment" section below.
Cost of services — Cost of services are comprised of direct labor, direct material, overhead, subcontractors, travel, supplies and other miscellaneous costs. Cost of services for the six months ended June 30, 2017 was $809.1 million, an increase of $26.3 million, or 3.4%, compared to the six months ended June 24, 2016. The increase in Cost of services was driven by the increase in revenue, as discussed above. As a percentage of revenue, Cost of services improved to 86.6% for the six months ended June 30, 2017 compared to 89.9% for the six months ended June 24, 2016 primarily due to the transition of the T-6 COMBS contract to the New T-6 COMBS Bridge contract with more favorable terms. See further discussion of the impact of program margins in the "Results by Segment" section below.
Selling, general and administrative expenses ("SG&A") — SG&A primarily relates to functions such as management, legal, financial accounting, contracts and administration, human resources, management information systems, purchasing, and business development. SG&A decreased by $12.2 million, or 17.1%, to $58.9 million during the six months ended June 30, 2017 primarily due to a reduction in legal and consulting costs, which were impacted by the Refinancing Transactions in the six months ended June 24, 2016, combined with our cost reduction initiatives. SG&A as a percentage of revenue decreased to 6.3% for the six months ended June 30, 2017 compared to 8.2% for the six months ended June 24, 2016 as a result of the decrease in SG&A and increase in revenue discussed above.

Earnings from equity method investees — Earnings from equity method investees include our proportionate share of the income of our equity method investees deemed to be operationally integral to our business, such as PaTH and GLS. We expect our earnings from equity method investees to remain minimal throughout the remainder of the year unless additional task orders are received by our joint ventures.
Interest expense — Interest expense for the six months ended June 30, 2017 was $36.5 million, an increase of $3.1 million, or 9.1%, compared to the six months ended June 24, 2016. The increase is primarily due to the PIK interest on our New Notes and the Cerberus 3L Notes, partially offset by interest on our senior unsecured notes that were redeemed on April 24, 2017.
Other income, net — Other income, net consists primarily of sublease income, gains/losses from foreign currency, asset sales and other items. Other income, net during the six months ended June 30, 2017 was $1.5 million and included a favorable settlement of a legacy customer liability. Other income, net, during the six months ended June 30, 2017 decreased $3.4 million, or 69.4%, compared to the six months ended June 24, 2016 primarily due to a multi-party settlement agreement that resolved underwriters litigation during the six months ended June 24, 2016.
Income taxes — Our effective tax rate consists of federal and state statutory rates, certain permanent differences and discreet items. The effective tax rate for the six months ended June 30, 2017 was 59.2%, as compared to (39.9)% for the six months ended June 24, 2016, a change primarily driven by an increase to the forecasted full year loss before income taxes which impacted the valuation allowance.

Results by Segment – Three Months Ended June 30, 2017 Compared to Three Months Ended June 24, 2016
The following tables set forth the revenue, both in dollars and as a percentage of our consolidated revenue, operating income (loss) and operating margin for our operating segments for the three months ended June 30, 2017 and June 24, 2016. See Note 9 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion.

	Three Months Ended
	June 30, 2017		June 24, 2016
(Amounts in thousands)	Revenue	% of Total Revenue	Revenue	% of Total Revenue
AELS	$138,326	29.2%	$138,420	30.7%
AOLC	151,948	32.0	160,227	35.5
DynLogistics	183,624	38.7	152,670	33.9
Headquarters (1)	390	0.1	(350)	(0.1)
Consolidated revenue	$474,288	100.0	$450,967	100.0

	Operating Income (Loss)	Profit Margin (3)	Operating (Loss) Income	(Loss) Profit Margin (3)
AELS	$5,991	4.3%	$(10,151)	(7.3)%
AOLC	14,709	9.7	9,899	6.2
DynLogistics	23,799	13.0	15,942	10.4
Headquarters (2)	(15,610)		(20,619)
Consolidated operating income (loss)	$28,889		$(4,929)

(1)	Represents revenue earned on shared service arrangements for general and administrative services provided to unconsolidated joint ventures and elimination of intercompany items between segments.

(2)
Headquarters operating loss primarily relates to amortization of intangible assets and other costs that are not allocated to segments and are not billable to our U.S. government customers and Global Advisory Group costs, partially offset by equity method investee income.

(3)	Represents segment operating income (loss) as a percentage of segment revenue and does not consider Headquarters operating loss.

AELS
Revenue of $138.3 million decreased $0.1 million, or (0.1)%, for the three months ended June 30, 2017 compared to the three months ended June 24, 2016 primarily due to the completion of the Sheppard Air Force Base contract. The decrease in revenue was partially offset by increased content from the Naval Aviation Warfighting Development Center ("NAWDC") contract and the new Contract Field Teams task orders at the Davis-Monthan and Little Rock Air Force Bases.
Operating income of $6.0 million for the three months ended June 30, 2017 as compared to operating loss of $10.2 million for the three months ended June 24, 2016 was primarily due to the transition of the T-6 COMBS contract to the New T-6 COMBS Bridge contract with more favorable terms and improved performance from the NAWDC contract. The operating loss of $10.2 million for the three months ended June 24, 2016 was primarily due to an $8.9 million charge on a U.S. Air Force contract resulting from the denial of our claim before the Armed Services Board of Contract Appeals.
AOLC
Revenue of $151.9 million decreased $8.3 million, or (5.2)%, for the three months ended June 30, 2017 primarily due to the completion of the F2AST contract and decreased volume on the INL Air Wing program. The decrease in revenue was partially offset by increased content from the TASM-O contract.
Operating income of $14.7 million for the three months ended June 30, 2017 as compared to operating income of $9.9 million for the three months ended June 24, 2016 was primarily due to the continued productivity in our Middle East contracts, lower legal expenses and the completion of certain restructuring activities and certain contracts. The operating income of $9.9 million for the three months ended June 24, 2016 was primarily due to the addition of higher margin contract option years and a multi-party settlement agreement that resolved underwriters litigation in which we recouped $5.0 million of legal expenses and continued productivity in our Middle East contracts.
DynLogistics
Revenue of $183.6 million increased $31.0 million, or 20.3%, for the three months ended June 30, 2017 compared to the three months ended June 24, 2016 primarily due to increased scope on both the LOGCAP IV program and the ALiSS contract and the new G4 Worldwide Logistics Support contract.
Operating income of $23.8 million for the three months ended June 30, 2017 as compared to $15.9 million for the three months ended June 24, 2016 was primarily due to strong performance on our LOGCAP IV program, which includes the award of a twelve month extension, and new task orders under the ALiSS contract. The operating income of $15.9 million for the three months ended June 24, 2016 was primarily due to the definitization of cost and fees on certain legacy programs and productivity gains on certain firm fixed-price contracts.

Results by Segment – Six Months Ended June 30, 2017 Compared to Six Months Ended June 24, 2016
We report the results of our operations using a basis where each quarterly period ends on the last Friday of the calendar quarter, except for the fourth quarter of the fiscal year, which ends on December 31. The fiscal six month period ended June 30, 2017 included an additional five days as compared to the fiscal six month period ended June 24, 2016 due to the timing of the final Friday of the quarter in the current period as compared to prior year. The following tables set forth the revenue, both in dollars and as a percentage of our consolidated revenue, operating income and operating margin for our operating segments for the six months ended June 30, 2017 and June 24, 2016. See Note 9 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion.

	Six Months Ended
	June 30, 2017		June 24, 2016
(Amounts in thousands)	Revenue	% of Total Revenue	Revenue	% of Total Revenue
AELS	$272,431	29.2%	$274,674	31.5%
AOLC	305,790	32.7	312,482	35.9
DynLogistics	355,982	38.1	283,859	32.6
Headquarters (1)	(44)	—	(58)	—
Consolidated revenue	$934,159	100.0	$870,957	100.0

	Operating Income (Loss)	Profit Margin (3)	Operating (Loss) Income	(Loss) Profit Margin (3)
AELS	$9,270	3.4%	$(8,400)	(3.1)%
AOLC	30,375	9.9	18,866	6.0
DynLogistics	41,299	11.6	25,878	9.1
Headquarters (2)	(31,891)		(35,795)
Consolidated operating income	$49,053		$549

(1)	Represents revenue earned on shared service arrangements for general and administrative services provided to unconsolidated joint ventures and elimination of intercompany items between segments.

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
AELS
Revenue of $272.4 million decreased $2.2 million, or (0.8)%, for the six months ended June 30, 2017 compared to the six months ended June 24, 2016 primarily due to the completion of the Sheppard Air Force Base contract. The decrease in revenue was partially offset by increased content from the T-6 COMBS Bridge and NAWDC contracts and the new Contract Field Teams task orders at the Davis-Monthan and Little Rock Air Force Bases.
Operating income of $9.3 million for the six months ended June 30, 2017 as compared to operating loss of $8.4 million for the six months ended June 24, 2016 was primarily due to the transition of the T-6 COMBS contract to the New T-6 COMBS Bridge contract with more favorable terms and improved performance from the NAWDC contract. The operating loss of $8.4 million for the six months ended June 24, 2016 was primarily a result of an $8.9 million charge on a U.S. Air Force contract resulting from the denial of our claim before the Armed Services Board of Contract Appeals partially offset by continued awards of incentive fees on a U.S. Navy contract.
AOLC
Revenue of $305.8 million decreased $6.7 million, or (2.1)%, for the six months ended June 30, 2017 primarily due to the completion of the F2AST contract and decreased volume on the INL Air Wing program. The decrease in revenue was partially offset by increased content from the TASM-O contract.
Operating income of $30.4 million for the six months ended June 30, 2017 as compared to $18.9 million for the six months ended June 24, 2016 was primarily due to performance on our Middle East and AFM programs, lower legal expenses and the completion of certain restructuring activities and certain contracts. The operating income of $18.9 million for the six months ended June 24, 2016 was primarily a result of the addition of higher margin contract option years and a multi-party settlement agreement that resolved underwriters litigation.

DynLogistics
Revenue of $356.0 million increased $72.1 million, or 25.4%, for the six months ended June 30, 2017 primarily due to the increased scope on both the LOGCAP IV program and the ALiSS contract and the new G4 Worldwide Logistics Support contract.
Operating income of $41.3 million for the six months ended June 30, 2017 as compared to $25.9 million for the six months ended June 24, 2016 was primarily due to strong performance on our LOGCAP IV program, which includes the award of a twelve month extension, and new task orders under the ALiSS contract. Operating income of $25.9 million for the six months ended June 24, 2016 was primarily due to definitization of fees on certain legacy programs, productivity gains on certain fixed-price contracts and the resolution of a contingent liability.

Liquidity and Capital Resources
Cash generated by operations and borrowings available under our New Senior Credit Facility are our primary sources of short-term liquidity. See Note 7 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion of our New Senior Credit Facility.
We believe our cash flow from operations and our available borrowings will be adequate to meet our liquidity needs for the next twelve months. However, our cash flow from operations is heavily dependent upon billing and collection of our accounts receivable and access to our class B revolving facility (or "Revolver") is dependent upon our meeting financial and non-financial covenants. Significant changes, such as a future government shutdown, further cuts mandated by sequestration or any other limitations in collections, significant future losses on any of our contracts or loss of our ability to access our Revolver, could materially impact liquidity and our ability to fund our working capital needs. Failure to meet covenant obligations prior to its scheduled maturity could result in an earlier elimination of access to our New Senior Credit Facility or other remedies by our Agent, such as the acceleration of our debt, which would materially affect our future expansion strategies and our ability to meet our operational obligations. See further discussion of our covenants in the Financing section below.
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
The credit agreement governing the New Senior Credit Facility contains a provision that would have resulted in all outstanding principal under the term loan facility (the "Term Loan") and the Revolver maturing on May 8, 2017 if by May 8, 2017, all of the outstanding principal of the 10.375% Senior Notes due 2017 (the "Senior Unsecured Notes") had not been extended to a date that is on or after October 6, 2020, or all of the outstanding principal and accrued and unpaid interest of the Senior Unsecured Notes had not been paid in full with proceeds of new equity, capital contributions or new unsecured debt that is expressly subordinated to the New Senior Credit Facility. On March 24, 2017, the Company received the Support Letter from Cerberus committing to fund the redemption of all then-outstanding Senior Unsecured Notes on or before May 5, 2017 with the proceeds of new equity or capital contributions. On April 21, 2017, the Company received the proceeds of the $40.6 million Capital Contribution from Holdings’ direct parent company, DefCo Holdings, Inc. On April 24, 2017, DynCorp International completed the redemption of all of the Senior Unsecured Notes using the proceeds of the Capital Contribution, and therefore, the maturity dates of the Term Loan and the Revolver remain at July 7, 2020 and July 7, 2019, respectively.
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
Management believes Days Sales Outstanding ("DSO") is an appropriate way to measure our billing and collections effectiveness. DSO measures the efficiency in collecting our receivables as of the period end date and is calculated based on average daily revenue for the most recent quarter and accounts receivable, net of customer advances, as of the balance sheet date. DSO increased to 58 days as of June 30, 2017 from 56 days as of December 31, 2016, due to the transition of new contract awards. We expect cash to continue to be impacted by operational working capital needs, potential acquisitions and interest payments on our indebtedness.

Cash Flow Analysis

	Six Months Ended
(Amounts in thousands)	June 30, 2017	June 24, 2016
Net cash provided by operating activities	$267	$27,623
Net cash provided by (used in) investing activities	4,238	(25,694)
Net cash used in financing activities	(23,813)	(14,447)
Cash Flows
Cash provided by operating activities during the six months ended June 30, 2017 was $0.3 million compared to cash provided by operating activities of $27.6 million during the six months ended June 24, 2016. Cash provided by operating activities during the six months ended June 30, 2017 was primarily due to our net income and changes in working capital, driven by a reduction in prepaid expenses and accrued expenses as well as an increase in accounts receivable. Cash provided by operating activities during the six months ended June 24, 2016 was primarily due to our changes in working capital, driven by a reduction in accounts receivable.
Cash provided by investing activities during the six months ended June 30, 2017 was $4.2 million compared to cash used in investing activities of $25.7 million during the six months ended June 24, 2016. Cash provided by investing activities during the six months ended June 30, 2017 was primarily due to restricted cash proceeds received from the Cerberus 3L Notes restricted to pay fees and expenses related to the Company's Global Advisory Group, purchases of capital assets and returns of capital from and contributions to GLS. Cash used in investing activities during the six months ended June 24, 2016 was primarily due to restricted cash proceeds received from the Cerberus 3L Notes restricted to pay fees and expenses related to the Company's Global Advisory Group, purchases of capital assets and contributions to GLS.
Cash used in financing activities during the six months ended June 30, 2017 was $23.8 million compared to $14.4 million during the six months ended June 24, 2016. Cash used in financing activities during the six months ended June 30, 2017 was primarily the result of our excess cash flow payment and redemption of the senior unsecured notes, partially offset by capital contributions from Cerberus. Cash used in financing activities during the six months ended June 24, 2016 was primarily the result of the completion of the Refinancing Transactions.

Financing
On April 30, 2016, we entered into Amendment No. 5 ("Amendment No. 5") to the Senior Credit Facility which provided for a new senior secured credit facility (the "New Senior Credit Facility") upon the satisfaction of certain conditions. On June 15, 2016, we satisfied the conditions set forth in Amendment No. 5 and the New Senior Credit Facility became effective. The New Senior Credit Facility is secured by substantially all of our assets and guaranteed by substantially all of our subsidiaries.
As of June 30, 2017, the New Senior Credit Facility provided for the following:

•	a $182.3 million Term Loan;

•	a $85.8 million Revolver; and

•
up to $15.0 million in incremental revolving facilities provided by and at the discretion of certain non-debt fund affiliates that are controlled by Cerberus (as defined herein), which shall rank pari passu with, and be on the same terms as, the Revolver.

As of June 30, 2017 and December 31, 2016, the available borrowing capacity under the New Senior Credit Facility was approximately $48.9 million and $48.0 million, respectively, and included $36.9 million and $37.8 million, respectively, in issued letters of credit. Amounts borrowed under the Revolver are used to fund operations. As of June 30, 2017 and December 31, 2016 there were no amounts borrowed under the Revolver. Amounts borrowed under the Revolver are used to fund operations. The Revolver and the Term Loan mature on July 7, 2019 and July 7, 2020, respectively. See Note 7 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion.
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
On June 15, 2016, $415.7 million principal amount of the Senior Unsecured Notes were exchanged for $45.0 million cash and $370.6 million principal amount of newly issued New Notes. The remaining $39.3 million principal amount of 10.375% Senior Unsecured Notes were redeemed on April 24, 2017 using the proceeds received from the Capital Contribution on April 21, 2017.
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
The weighted-average interest rate as of June 30, 2017 for our debt, excluding the Cerberus 3L Notes, was 10.5%, excluding the impact of deferred financing fees. There were no interest rate hedges in place during the three and six months ended June 30, 2017.
On June 15, 2016, DynCorp Funding LLC, a limited liability company managed by Cerberus Capital Management, L.P. ("Cerberus"), entered into a Third Lien Credit Agreement (the “Third Lien Credit Agreement”) with us. Under the Third Lien Credit Agreement, DynCorp Funding LLC has made a $30 million term loan to us (the "Cerberus 3L Notes"). The interest rate per annum applicable to the Cerberus 3L Notes is 5.00%, payable in kind on a quarterly basis. The Cerberus 3L Notes do not require any mandatory amortization payments prior to maturity and the outstanding principal amounts shall be payable on June 15, 2026. As of June 30, 2017, the proceeds of the Cerberus 3L notes were fully utilized to pay fees and expenses (including reimbursement of out-of-pocket expenses) in support of or related to the Company’s Global Advisory Group.
Debt Covenants and Other Matters
The New Senior Credit Facility contains a number of financial, as well as non-financial, affirmative and negative covenants that we believe are usual and customary. Among other things, the New Senior Credit Facility requires us to maintain a maximum total leverage ratio and a minimum interest coverage ratio. The total leverage ratio is the ratio of Consolidated Total Debt, as defined in Amendment No. 5 (which definition excludes debt under the Cerberus 3L Notes), less unrestricted cash and cash equivalents (up to $75.0 million) to Consolidated EBITDA, as defined in Amendment No. 5, for the applicable period. The maximum total leverage ratio was 6.75 to 1.0 for the period ended June 30, 2017. The interest coverage ratio is the ratio of Consolidated EBITDA to Consolidated Interest Expense, as defined in Amendment No. 5 (which provides that interest expense with respect to the Cerberus 3L Notes is excluded). The minimum interest coverage ratio was 1.20 to 1.0 for the period ended June 30, 2017.
The New Senior Credit Facility requires, solely for the benefit of the lenders under the Revolver, for us to maintain minimum liquidity (based on availability of revolving credit commitments plus unrestricted cash and cash equivalents) as of the end of each fiscal quarter of not less than $60 million through the fiscal quarter ending December 31, 2017, and of not less than $50 million thereafter. The credit agreement governing the New Senior Credit Facility also contains customary representations and warranties and events of default.
The Indenture contains a number of non-financial affirmative and negative covenants we believe are usual and customary. These covenants are subject to a number of important exceptions and qualifications as set forth in the Indenture. The Cerberus 3L Notes include non-financial affirmative and negative covenants consistent with the covenants set forth in the New Notes; provided that each “basket” or “cushion” set forth in the covenants is at least 25% less restrictive than the corresponding provision set forth in the New Notes.
We closely evaluate our expected ability to remain in compliance with our financial maintenance covenants. As of June 30, 2017 and December 31, 2016, we were in compliance with our financial maintenance covenants under the New Senior Credit Facility. We expect, based on current projections and estimates, to be in compliance with our covenants in the New Senior Credit Facility (including our financial maintenance covenants), and the covenants in the New Notes and the Cerberus 3L notes, further discussed below, for the next twelve months.

Non-GAAP Measures
We define EBITDA as Generally Accepted Accounting Principles ("GAAP") net income (loss) attributable to Delta Tucker Holdings, Inc. adjusted for interest expense, taxes and depreciation and amortization. Adjusted EBITDA is calculated by adjusting EBITDA for the items described in the table below. We use EBITDA and Adjusted EBITDA as supplemental measures in the evaluation of our business and believe that EBITDA and Adjusted EBITDA provide a meaningful measure of operational performance on a consolidated basis because they eliminate the effects of period to period changes in taxes, costs associated with capital investments and interest expense and are consistent with one of the measures we use to evaluate management’s performance for incentive compensation. In addition, Adjusted EBITDA as presented in the table below corresponds to the definition of Consolidated EBITDA used in the New Senior Credit Facility and/or the definition of EBITDA used in the Indenture governing the New Notes to test the permissibility of certain types of transactions, including debt incurrence. Neither EBITDA nor Adjusted EBITDA is a financial measure calculated in accordance with GAAP. Accordingly, they should not be considered in isolation or as substitutes for net income attributable to Delta Tucker Holdings, Inc. or other financial measures prepared in accordance with GAAP.
Management believes these non-GAAP financial measures are useful in evaluating operating performance and are regularly used by security analysts, institutional investors and other interested parties in reviewing the Company. Non-GAAP financial measures are not intended to be a substitute for any GAAP financial measure and, as calculated, may not be comparable to other similarly titled measures of the performance of other companies. When evaluating EBITDA and Adjusted EBITDA, investors should consider, among other factors, (i) increasing or decreasing trends in EBITDA and Adjusted EBITDA, (ii) whether EBITDA and Adjusted EBITDA have remained at positive levels historically, and (iii) how EBITDA and Adjusted EBITDA compare to our debt outstanding. The non-GAAP measures of EBITDA and Adjusted EBITDA do have certain limitations. They do not include interest expense, which is a necessary and ongoing part of our cost structure resulting from the incurrence of debt. EBITDA and Adjusted EBITDA also exclude tax, depreciation and amortization expenses. Because these are material and recurring items, any measure, including EBITDA and Adjusted EBITDA, which excludes them has a material limitation. To mitigate these limitations, we have policies and procedures in place to identify expenses that qualify as interest, taxes, loss on debt extinguishments and depreciation and amortization and to approve and segregate these expenses from other expenses to ensure that EBITDA and Adjusted EBITDA are consistently reflected from period to period. Our calculation of EBITDA and Adjusted EBITDA may vary from that of other companies. Therefore, our EBITDA and Adjusted EBITDA presented may not be comparable to similarly titled measures of other companies. EBITDA and Adjusted EBITDA do not give effect to the cash we must use to service our debt or pay income taxes and thus do not reflect the funds generated from operations or actually available for capital investments.

The following table provides a reconciliation of net income (loss) attributable to Delta Tucker Holdings, Inc. and EBITDA and Adjusted EBITDA for the periods included below:

Delta Tucker Holdings, Inc. Unaudited Adjusted EBITDA

	Three Months Ended		Six Months Ended
(Amounts in thousands)	June 30, 2017	June 24, 2016	June 30, 2017	June 24, 2016
Net income (loss) attributable to Delta Tucker Holdings, Inc.	$5,676	$(25,121)	$5,189	$(39,881)
Provision for income taxes	5,300	6,729	8,339	11,224
Interest expense, net of interest income	17,745	17,438	36,455	33,345
Depreciation and amortization (1)	9,027	9,161	17,925	17,677
EBITDA	37,748	8,207	67,908	22,365
Certain income/expense or gain/loss adjustments per our credit agreements (2)	(1,072)	7,871	(1,238)	8,411
Employee share based compensation, severance, relocation and retention expense (3)	345	267	1,475	661
Cerberus fees (4)	626	723	1,276	1,632
Global Advisory Group expenses (5)	1,783	4,907	6,943	9,758
Other (6)	(164)	75	(570)	(284)
Adjusted EBITDA	$39,266	$22,050	$75,794	$42,543

(1)	Includes certain depreciation and amortization amounts which are classified as Cost of services in our unaudited condensed consolidated statements of operations.

(2)	Includes certain unusual income and expense items, as defined in the Indenture and New Senior Credit Facility.

(3)	Includes post-employment benefit expense related to severance in accordance with ASC 712 - Compensation, relocation expenses, retention expense and share based compensation expense.

(4)	Includes Cerberus Operations and Advisory Company expenses, net of recovery.

(5)
Reflects Global Advisory Group cost incurred during the three and six months ended June 30, 2017 and June 24, 2016, respectively, which we are able to add back to Adjusted EBITDA under the Indenture and New Senior Credit Facility in an aggregate amount up to a total of $30 million, which was fully utilized as of June 30, 2017.

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
During the six months ended June 30, 2017, we updated our critical accounting policies to simplify the test for goodwill impairment in accordance with Accounting Standards Update No. 2017-04. We assess goodwill and other intangible assets with indefinite lives for impairment annually in October or when an event occurs or circumstances change that would suggest a triggering event. If a triggering event is identified, a goodwill impairment test will be performed to identify any possible impairment in the period in which the event is identified. Prospectively, in accordance with ASU 2017-04, we will no longer perform Step 2 from the goodwill impairment test.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There has been no significant change in our exposure to market risk during the three months ended June 30, 2017, except as described below. For discussion of our exposure to market risk, refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
Interest Rate Risk

We have interest rate risk primarily related to changes in interest rates on our variable rate debt. We manage our exposure to movements in interest rates through the use of a combination of fixed and variable rate debt.
As of June 30, 2017, we had 69.1% of our debt at a fixed rate and 30.9% at a variable rate. Our 11.875% senior secured second lien notes and Cerberus 3L notes, which had an aggregate principal amount of $376.2 million and $31.6 million, respectively, outstanding as of June 30, 2017, represent our fixed rate debt. As of December 31, 2016, our fixed rate debt also included the 10.375% Senior Unsecured Notes, which had an aggregate principal amount of $39.3 million outstanding as of December 31, 2016. The 10.375% Senior Unsecured Notes were redeemed on April 24, 2017.
Our Term Loan and Revolver represent our variable rate debt. As of June 30, 2017 and December 31, 2016, the balance of our Term Loan was $182.3 million and $207.4 million, respectively, and we had no borrowings under the Revolver. Borrowings under our variable rate debt bear interest, based on our option, at a rate per annum equal to LIBOR plus the applicable rate or the Base Rate plus the applicable rate. As of June 30, 2017, both the Term Loan and the Revolver have an interest rate floor of 1.75% for LIBOR borrowings and 2.75% for Base Rate borrowings. The Term Loan bears interest, based on our option, equal to either the Base Rate or the Eurocurrency Rate, in each case, plus (i) 5.00% in the case of Base Rate loans and (ii) 6.00% in the case of Eurocurrency Rate loans. The Term Loan interest rate at June 30, 2017 was made up of a 6.00% applicable rate plus a 1.75% floor totaling 7.75%. The Revolver bears interest, based on our option, equal to either a Base Rate or a Eurocurrency Rate plus (i) a range of 4.50% to 5.00% based on the First Lien Secured Leverage Ratio in the case of Base Rate loans and (ii) a range of 5.50%

to 6.00% based on the First Lien Secured Leverage Ratio in the case of Eurocurrency Rate loans. Under the New Senior Credit Facility, if LIBOR increases over 1.75% and we continue to have no outstanding Revolver borrowings, each 25 basis point increase would result in $0.5 million in additional interest expense annually.
As of December 31, 2016, we had 68.1% of our debt at a fixed rate and 31.9% at a variable rate. Our 10.375% Senior Unsecured Notes, which were redeemed on April 24, 2017, our 11.875% senior secured second lien New Notes and Cerberus 3L Notes, which had an aggregate principal amount of $39.3 million, $373.4 million and $30.8 million, respectively, outstanding as of December 31, 2016, represented our fixed rate debt. Our Term Loan and Revolver represented our variable rate debt as of December 31, 2016.
As of December 31, 2016, both the Term Loan and the Revolver had an interest rate floor of 1.75% for LIBOR borrowings and 2.75% for Base Rate borrowings. The Term Loan interest rate at December 31, 2016 was made up of a 6.00% applicable rate plus a 1.75% floor totaling 7.75%.

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

Date:	August 14, 2017	DELTA TUCKER HOLDINGS, INC.

/s/ William T. Kansky
William T. Kansky
Senior Vice President and Chief Financial Officer