Form 10-Q
period 2017-09-29
Delta Tucker Holdings, Inc.
filed 2017-11-13
CIK 1514226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☑
As of November 13, 2017, the registrant had 100 shares of its Class A common stock outstanding.

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

•
statements covering our business strategy, including those described in "Item 1A. Risk Factors" in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission ("SEC") on March 29, 2017 and other risks detailed from time to time in our reports filed with SEC.

Accordingly, such forward-looking statements do not purport to be predictions of future events or circumstances and therefore, there can be no assurance that any forward-looking statements contained herein will prove to be accurate. We assume no obligation to update the forward-looking statements.

Calendar Year
We report the results of our operations using a basis where each quarterly period ends on the last Friday of the calendar quarter, except for the fourth quarter of the fiscal year, which ends on December 31. Included in this Quarterly Report are our unaudited condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 29, 2017 and September 30, 2016, the related statements of deficit and cash flows for the nine months ended September 29, 2017 and September 30, 2016 and the unaudited condensed consolidated balance sheets as of September 29, 2017 and December 31, 2016.

PART I. FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS.

Delta Tucker Holdings, Inc.
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
(Amounts in thousands)	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Revenue	$502,974	$503,434	$1,437,133	$1,374,392
Cost of services	(447,796)	(445,090)	(1,256,924)	(1,227,948)
Selling, general and administrative expenses	(21,243)	(38,357)	(80,129)	(109,405)
Depreciation and amortization expense	(8,792)	(8,875)	(25,936)	(26,078)
Earnings from equity method investees	53	60	105	761
Impairment of goodwill, intangibles and long lived assets	—	(1,782)	—	(1,782)
Operating income	25,196	9,390	74,249	9,940
Interest expense	(17,149)	(20,230)	(53,628)	(53,657)
Loss on early extinguishment of debt	—	—	(24)	(328)
Interest income	15	117	39	199
Other (expense) income, net	(43)	216	1,474	5,179
Income (loss) before income taxes	8,019	(10,507)	22,110	(38,667)
(Provision) benefit for income taxes	(3,338)	3,543	(11,677)	(7,681)
Net income (loss)	4,681	(6,964)	10,433	(46,348)
Noncontrolling interests	(295)	(307)	(858)	(803)
Net income (loss) attributable to Delta Tucker Holdings, Inc.	$4,386	$(7,271)	$9,575	$(47,151)
See notes to unaudited condensed consolidated financial statements

Delta Tucker Holdings, Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended		Nine Months Ended
(Amounts in thousands)	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Net income (loss)	$4,681	$(6,964)	$10,433	$(46,348)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	247	(216)	263	(215)
Other comprehensive income (loss), before tax	247	(216)	263	(215)
Income tax (expense) benefit related to items of other comprehensive income (loss)	(88)	78	(94)	77
Other comprehensive income (loss)	159	(138)	169	(138)
Comprehensive income (loss)	4,840	(7,102)	10,602	(46,486)
Comprehensive loss attributable to noncontrolling interests	(295)	(307)	(858)	(803)
Comprehensive income (loss) attributable to Delta Tucker Holdings, Inc.	$4,545	$(7,409)	$9,744	$(47,289)

See notes to unaudited condensed consolidated financial statements

Delta Tucker Holdings, Inc.
Unaudited Condensed Consolidated Balance Sheets

	As Of
(Amounts in thousands, except share data)	September 29, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$110,657	$118,218
Restricted cash	—	7,664
Accounts receivable, net of allowances of $10,350 and $17,189 respectively	331,387	300,255
Prepaid expenses and other current assets	61,655	65,694
Total current assets	503,699	491,831
Property and equipment, net	19,058	16,636
Goodwill	42,093	42,093
Tradenames, net	28,536	28,536
Other intangibles, net	60,292	84,069
Other assets, net	11,154	13,372
Total assets	$664,832	$676,537
LIABILITIES
Current liabilities:
Current portion of long-term debt, net	$21,078	$62,843
Accounts payable	91,860	69,742
Accrued payroll and employee costs	83,183	95,580
Accrued liabilities	82,511	104,078
Income taxes payable	14,222	9,303
Total current liabilities	292,854	341,546
Long-term debt, net	557,825	569,613
Long-term deferred taxes	14,071	14,825
Other long-term liabilities	11,319	12,490
Total liabilities	876,069	938,474
DEFICIT
Common stock, $0.01 par value – 1,000 shares authorized and 100 shares issued and outstanding at September 29, 2017 and December 31, 2016, respectively	—	—
Additional paid-in capital	596,093	555,163
Accumulated deficit	(812,470)	(822,045)
Accumulated other comprehensive loss	(341)	(510)
Total deficit attributable to Delta Tucker Holdings, Inc.	(216,718)	(267,392)
Noncontrolling interests	5,481	5,455
Total deficit	(211,237)	(261,937)
Total liabilities and deficit	$664,832	$676,537
See notes to unaudited condensed consolidated financial statements

Delta Tucker Holdings, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
(Amounts in thousands)	September 29, 2017	September 30, 2016
Cash flows from operating activities
Net income (loss)	$10,433	$(46,348)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	27,245	26,799
Loss on early extinguishment of debt	24	328
Amortization of deferred loan costs and original issue discount	4,049	4,570
Allowance for losses on accounts receivable and other noncash gains or losses	2,724	2,528
Impairment of goodwill, intangibles and long-lived assets	—	1,782
Earnings from equity method investees	(105)	(783)
Distributions from equity method investees	222	—
Deferred income taxes	(755)	132
Other and paid in kind interest	6,226	416
Changes in assets and liabilities:
Accounts receivable	(25,731)	60,005
Prepaid expenses and other current assets	(4,260)	5,422
Accounts payable and accrued liabilities	(14,168)	(30,139)
Income taxes payable	4,840	(35)
Net cash provided by operating activities	10,744	24,677
Cash flows from investing activities
Purchase of property and equipment	(3,931)	(2,762)
Proceeds from sale of property and equipment	537	832
Purchase of software	(646)	(1,775)
Cash restricted from Cerberus 3L Notes	7,057	(12,744)
Return of capital from equity method investees	6,017	1,557
Contributions to equity method investees	(3,250)	(4,956)
Net cash provided by (used in) investing activities	5,784	(19,848)
Cash flows from financing activities
Borrowings on revolving credit facilities	—	18,000
Payments on revolving credit facilities	—	(18,000)
Payments on senior secured credit facility	(25,114)	(187,272)
Borrowing under new senior credit facility	—	192,882
Borrowing under Cerberus 3L notes	—	30,000
Payment to bondholders of senior unsecured notes	(39,319)	(45,000)
Payment of deferred financing costs	—	(4,998)
Equity contribution from affiliates of Cerberus	40,899	450
Payment of dividends to noncontrolling interests	(555)	(734)
Net cash used in financing activities	(24,089)	(14,672)
Net decrease in cash and cash equivalents	(7,561)	(9,843)
Cash and cash equivalents, beginning of period	118,218	108,782
Cash and cash equivalents, end of period	$110,657	$98,939

Income taxes paid, net of receipts	$7,692	$7,447
Interest paid	$55,786	$56,319
See notes to unaudited condensed consolidated financial statements

Delta Tucker Holdings, Inc.
Unaudited Condensed Consolidated Statements of Deficit

(Amounts in thousands)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Deficit Attributable to Delta Tucker Holdings, Inc.	Noncontrolling Interest	Total Deficit
Balance at December 31, 2015	—	$—	$554,379	$(767,981)	$(360)	$(213,962)	$5,792	$(208,170)
Share based compensation, net	—	—	59	—	—	59	—	59
Comprehensive loss attributable to Delta Tucker Holdings, Inc.	—	—	—	(47,151)	(138)	(47,289)	803	(46,486)
Capital contribution	—	—	450	—	—	450	—	450
DIFZ financing, net of tax	—	—	40	—	—	40	—	40
Dividends declared to noncontrolling interests	—	—	—	—	—	—	(1,101)	(1,101)
Balance at September 30, 2016	—	$—	$554,928	$(815,132)	$(498)	$(260,702)	$5,494	$(255,208)

(Amounts in thousands)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Deficit Attributable to Delta Tucker Holdings, Inc.	Noncontrolling Interest	Total Deficit
Balance at December 31, 2016	—	$—	$555,163	$(822,045)	$(510)	$(267,392)	$5,455	$(261,937)
Share based compensation, net	—	—	27	—	—	27	—	27
Comprehensive income attributable to Delta Tucker Holdings, Inc.	—	—	—	9,575	169	9,744	858	10,602
Capital contribution	—	—	40,899	—	—	40,899	—	40,899
DIFZ financing, net of tax	—	—	4	—	—	4	—	4
Dividends declared to noncontrolling interests	—	—	—	—	—	—	(832)	(832)
Balance at September 29, 2017	—	$—	$596,093	$(812,470)	$(341)	$(216,718)	$5,481	$(211,237)
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
In the opinion of management, normal recurring adjustments necessary to fairly present our financial position as of September 29, 2017 and December 31, 2016, the results of operations and statements of comprehensive income (loss) for the three and nine months ended September 29, 2017 and September 30, 2016 and the statements of deficit and cash flows for the nine months ended September 29, 2017 and September 30, 2016 have been included. The results of operations and statements of comprehensive income (loss) for the three and nine months ended September 29, 2017 and September 30, 2016 and the statements of deficit and cash flows for the nine months ended September 29, 2017 and September 30, 2016 are not necessarily indicative of the results to be expected for the full calendar year or for any future periods. We use estimates and assumptions required for preparation of the financial statements. The estimates are primarily based on historical experience and business knowledge and are revised as circumstances change. Our actual results may differ from these estimates.
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
We classify our equity method investees in two distinct groups based on management’s day-to-day involvement in the operations of each entity and the nature of each joint venture’s business. If the joint venture is deemed to be an extension of one of our segments and operationally integral to the business, our share of the joint venture’s earnings is reported within operating income in Earnings from equity method investees in the consolidated statement of operations. If the Company considers our involvement less significant, the share of the joint venture’s net earnings is reported in Other (expense) income, net in the consolidated statement of operations.
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
The following table presents the aggregate gross favorable and unfavorable adjustments to income (loss) before income taxes resulting from changes in contract estimates, for the three and nine months ended September 29, 2017 and September 30, 2016.

	Three Months Ended		Nine Months Ended
(Amounts in millions)	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Gross favorable adjustments	$8.0	$11.2	$22.1	$16.5
Gross unfavorable adjustments	(1.0)	(13.1)	(2.0)	(24.2)
Net adjustments	$7.0	$(1.9)	$20.1	$(7.7)
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
Recently Issued Accounting Developments
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a single set of comprehensive principles for recognizing revenue under GAAP. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 by one year for all entities and permits early adoption on a limited basis. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). ASU 2016-08 clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. ASU 2016-10 clarifies the implementation guidance on identifying performance obligations. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. ASU 2016-12 clarifies the revenue recognition guidance regarding collectability, noncash consideration, presentation of sales tax and transition. In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. ASU 2016-20 provides clarifying guidance on a number of narrow technical aspects of Topic 606. ASU 2016-20 clarifications include, but are not limited to, technical aspects of disclosures, contract losses, and contract costs. These ASUs apply to all entities that enter into contracts with customers to transfer goods or services. These ASUs are effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, but not before interim and annual reporting periods beginning after December 15, 2016. Entities have the choice to apply these ASUs either retrospectively to each reporting period presented or by recognizing the cumulative effect of applying these standards at the date of initial application and not adjusting comparative information. We will adopt the requirements of the standard as of January 1, 2018 under the modified retrospective approach with the cumulative effect of adoption recorded as an adjustment to the opening balance of equity as of that date without restatement of comparative periods.
As the new standard will impact our business processes, systems and controls, we have commenced our assessment of the standard and have developed a comprehensive project plan and are designing additional internal controls, including internal controls around the adoption of ASU 2014-09 and its related disclosures, to guide the assessment, training and implementation. Our project plan evaluates our contracts across our multiple business segments, including the development of processes and tools to dual report financial results under both current GAAP and under ASU 2014-09. We have periodically briefed our Audit Committee on our progress made towards adoption. Based on our evaluation to date, we anticipate being able to estimate the impacts of adopting ASU 2014-09 in our upcoming Form 10-K.
We anticipate the impacts of the adoption of ASU 2014-09 will primarily relate to the units of account and methods used to measure of progress toward satisfaction of a performance obligation. Certain of our U.S. federal government contracts or contract elements were combined or segmented based on profit center and the requisite revenue was recognized by profit center using primarily the percentage-of-completion method. However, we will be precluded from combining and segmenting deliverables in accordance with the existing standard. As a result, the number of our performance obligations identified under the new standard may differ. We are in process of performing contract reviews on our active contracts to make this determination. We anticipate that the adoption of ASU 2014-09 will not change the total revenue or operating earnings recognized under these contracts, only the timing of when those amounts are recognized.
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
Other accounting standards updates effective after September 29, 2017 are not expected to have a material effect on our consolidated financial position or results of operations and cash flows for the period ended September 29, 2017.

Note 2 — Composition of Certain Financial Statement Captions
The following tables present financial information of certain consolidated balance sheet captions.
Prepaid expenses and other current assets

	As Of
(Amounts in thousands)	September 29, 2017	December 31, 2016
Prepaid expenses	$37,870	$39,895
Inventories, net	15,624	18,451
Work-in-process inventory	555	164
Joint venture receivables	32	84
Other current assets	7,574	7,100
Total prepaid expenses and other current assets	$61,655	$65,694
Prepaid expenses include prepaid insurance, prepaid vendor deposits, and prepaid rent, none of which individually exceed 5% of current assets. The decrease in prepaid expenses is primarily due to the timing of payments and an $8.2 million charge, presented in Cost of services on our Statement of Operations, for the termination of a subcontractor agreement.
Inventory is valued at the lower of cost or net realizable value. The reduction to Inventories, net is due to the winding down of an AELS contract with a period of performance ending in calendar year 2018.
Property and equipment, net

	As Of
(Amounts in thousands)	September 29, 2017	December 31, 2016
Aircraft	$3,868	$2,997
Computers and related equipment	7,926	7,161
Leasehold improvements	18,991	20,934
Office furniture and fixtures	4,233	5,499
Vehicles	6,181	3,430
Gross property and equipment	41,199	40,021
Less accumulated depreciation	(22,141)	(23,385)
Total property and equipment, net	$19,058	$16,636
As of September 29, 2017 and December 31, 2016, Property and equipment, net, included the accrual for property additions of $2.2 million and $0.3 million, respectively. Depreciation expense, including certain depreciation amounts classified as Cost of services, was $1.3 million and $3.3 million during the three and nine months ended September 29, 2017, respectively. Depreciation expense, including certain depreciation amounts classified as Cost of services, was $1.0 million and $3.2 million during the three and nine months ended September 30, 2016, respectively.
Other assets, net

	As Of
(Amounts in thousands)	September 29, 2017	December 31, 2016
Investment in affiliates	$5,184	$7,825
Palm promissory note, long-term portion	1,912	2,034
Other	4,058	3,513
Total other assets, net	$11,154	$13,372

Accrued payroll and employee costs

	As Of
(Amounts in thousands)	September 29, 2017	December 31, 2016
Wages, compensation and other benefits	$66,522	$82,062
Accrued vacation	15,703	12,462
Accrued contributions to employee benefit plans	958	1,056
Total accrued payroll and employee costs	$83,183	$95,580
Accrued liabilities

	As Of
(Amounts in thousands)	September 29, 2017	December 31, 2016
Customer liabilities	$19,413	$20,762
Accrued insurance	27,950	26,201
Accrued interest	12,684	25,807
Contract losses	3,058	10,912
Legal reserves	8,507	4,597
Subcontractor retention	—	250
Other	10,899	15,549
Total accrued liabilities	$82,511	$104,078
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
Other long-term liabilities
As of September 29, 2017 and December 31, 2016, Other long-term liabilities were $11.3 million and $12.5 million, respectively. Other long-term liabilities are primarily due to our long-term incentive bonus plan and nonqualified unfunded deferred compensation plan of $3.0 million and $4.3 million as of September 29, 2017 and December 31, 2016, respectively, and a long-term leasehold obligation related to our Tysons Corner facility in McLean, Virginia, of $3.0 million and $3.3 million as of September 29, 2017 and December 31, 2016, respectively. Other long-term liabilities also include an uncertain tax benefit of $3.3 million as of September 29, 2017 and December 31, 2016. See Note 4 for further discussion.

Note 3 — Goodwill and Other Intangible Assets
We have three operating and reporting segments, which provide services domestically and in foreign countries primarily under contracts with the U.S. government: Aviation Engineering, Logistics, and Sustainment ("AELS"), Aviation Operations and Life Cycle Management ("AOLC") and DynLogistics. Each operating and reportable segment is its own reporting unit. Of our three reporting units, only the DynLogistics reporting unit had a goodwill balance as of September 29, 2017, which we assess for potential goodwill impairment. The carrying amount of goodwill for DynLogistics was $42.1 million as of both September 29, 2017 and December 31, 2016.
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
During the nine months ended September 29, 2017, we did not have a triggering event in any of our reporting units.
The following tables provide information about changes relating to certain intangible assets:

	As of September 29, 2017
(Amounts in thousands, except years)	Weighted Average Remaining Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net
Other intangible assets:
Customer-related intangible assets	2.3	$252,615	$(195,213)	$57,402
Other
Finite-lived	1.0	14,183	(11,293)	2,890
Total other intangibles		$266,798	$(206,506)	$60,292

Tradenames:
Finite-lived	0.0	$869	$(869)	$—
Indefinite-lived		28,536	—	28,536
Total tradenames		$29,405	$(869)	$28,536

	As of December 31, 2016
(Amounts in thousands, except years)	Weighted Average Remaining Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net
Other intangible assets:
Customer-related intangible assets	3.0	$252,615	$(172,242)	$80,373
Other
Finite-lived	1.0	14,238	(10,542)	3,696
Total other intangibles		$266,853	$(182,784)	$84,069

Tradenames:
Finite-lived	0.0	$869	$(869)	$—
Indefinite-lived		28,536	—	28,536
Total tradenames		$29,405	$(869)	$28,536
Amortization expense for customer-related intangibles, other intangibles and finite-lived tradenames was $8.0 million and $24.0 million for the three and nine months ended September 29, 2017, respectively. Amortization expense for customer-related intangibles, other intangibles and finite-lived tradenames was $8.1 million and $23.6 million for the three and nine months ended September 30, 2016, respectively.
Other intangibles are primarily representative of our capitalized software which had a net carrying value of $2.9 million and $3.7 million as of September 29, 2017 and December 31, 2016, respectively.
Estimated aggregate future amortization expense for finite lived assets subject to amortization are $5.6 million for the three months ending December 31, 2017, $21.8 million in 2018, $21.6 million in 2019, $11.2 million in 2020, $0.1 million in 2021 and $0.0 million thereafter.

Note 4 — Income Taxes
The domestic and foreign components of Income (loss) before income taxes are as follows:

	Three Months Ended		Nine Months Ended
(Amounts in thousands)	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Domestic	$7,683	$(11,867)	$19,909	$(41,927)
Foreign	336	1,360	2,201	3,260
Income (loss) before income taxes	$8,019	$(10,507)	$22,110	$(38,667)
Non-current deferred tax liabilities, net, was $14.1 million and $14.8 million as of September 29, 2017 and December 31, 2016, respectively.
Our effective tax rate ("ETR") was 41.6% and 52.8% for the three and nine months ended September 29, 2017, respectively. Our ETR was 33.7% and (19.9)% for the three and nine months ended September 30, 2016, respectively.
For the three and nine months ended September 29, 2017, the change in ETR was primarily driven by an increase in the forecasted full year income before taxes and an increase in the valuation allowance related to additional foreign tax credits carrying over to future periods. Our ETR for the three months ended September 30, 2016 was primarily driven by an increase to the forecasted full year loss before income taxes and for the nine months ended September 30, 2016, the ETR was primarily impacted by an increase in the valuation allowance related to a deferred tax asset which was created by cancellation of debt income resulting from the effects of the refinancing transactions we completed on June 15, 2016.
Management assesses both the available positive and negative evidence to determine whether it is more likely than not that there will be sufficient sources of future taxable income to recognize deferred tax assets. We incurred cumulative losses over the three-year period ended December 31, 2016. Cumulative losses in recent years are considered significant objective negative evidence in evaluating deferred tax assets under the more likely than not criteria for recognition of deferred tax assets. As a result of additional taxable losses and the foreign taxes for which we cannot recognize a current tax benefit, we increased our valuation allowance from $88.8 million as of December 31, 2016 to $90.3 million as of September 29, 2017.
As of September 29, 2017, we had $3.3 million of total unrecognized tax benefits of which $2.8 million would impact our effective tax rate if recognized. As of December 31, 2016, we had $2.6 million of total unrecognized tax benefits of which $2.3 million would impact our effective tax rate if recognized. We do not expect the unrecognized tax benefit and any related interest or penalties to be settled within the next twelve months.
During the nine months ended September 29, 2017, we made no estimated federal income tax payments. All of our income taxes paid or refunds received during the nine months ended September 29, 2017 were related to state or foreign jurisdictions.
As described further in Note 7 and Note 10, on April 21, 2017, the Company received the Capital Contribution of $40.6 million from Holdings. Holdings received the proceeds from DefCo Holdings, Inc. ("DefCo"). DefCo is the parent of a consolidated group of companies and files a consolidated U.S. income tax return with the Company. DefCo received the proceeds by way of a loan from its owners, affiliates of Cerberus Capital Management, L.P. We calculate the provision for income taxes by using a "separate return" method consistent with ASC 740. DefCo will treat the transaction as a loan on the consolidated tax return and the Company has treated the transaction as a capital contribution.

Note 5 — Accounts Receivable
Accounts receivable, net consisted of the following:

	As Of
(Amounts in thousands)	September 29, 2017	December 31, 2016
Billed	$138,044	$93,409
Unbilled	193,343	206,846
Total accounts receivable, net	$331,387	$300,255
Unbilled receivables as of September 29, 2017 and December 31, 2016 include $12.4 million and $26.7 million, respectively, related to costs incurred on projects for which we have been requested by the customer to begin new work or extend work under an existing contract and for which formal contracts, contract modifications or other contract actions have not been executed as of the end of the respective periods.
As of September 29, 2017 and December 31, 2016, we had two and three contract claims outstanding totaling $2.7 million and $2.4 million, net of reserves, respectively. The balance of unbilled receivables consists of costs and fees that are: (i) billable immediately; (ii) billable on contract completion; or (iii) billable upon other specified events, such as the resolution of a request for equitable adjustment or formal claim. We expect substantially all unbilled receivables to be billed and collected within one year, except items that may result in or that are currently involved in a request for equitable adjustment or formal claim.
We do not believe we have significant exposure to credit risk as our receivables are primarily with the U.S. government. Our allowance for doubtful accounts was $10.4 million as of September 29, 2017 compared to $17.2 million as of December 31, 2016, and is primarily due to outstanding receivables where we operated under a subcontract for a prime contractor on a U.S. government program that ended December 31, 2014. During the quarter ended September 29, 2017, we adjusted our allowance for doubtful accounts based on subsequent collections in October 2017 against a portion of these outstanding amounts. See Note 8 for further discussion.

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
Our estimate of the fair value of our Senior Unsecured Notes, 11.875% senior secured second lien notes (the "New Notes"), and New Senior Credit Facility (as defined in Note 7) is based on Level 1 and Level 2 inputs, as defined above. Our estimate of the fair value of our Cerberus 3L Notes (as defined in Note 7) is based on Level 3 inputs, as defined above. We used the following techniques in determining the fair value disclosed for the Cerberus 3L Notes classified as Level 3. The fair value as of September 29, 2017 has been calculated by discounting the expected cash flows using a discount rate of 10.4%. This discount rate is determined using the Moody's credit rating for the New Notes and reducing the rating one level lower for the Cerberus 3L Notes as they are subordinated to the New Notes.

	As Of
	September 29, 2017		December 31, 2016
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
10.375% senior unsecured notes	$—	$—	$39,319	$37,132
11.875% senior secured second lien notes	379,006	403,642	373,385	343,282
Term loan	182,286	182,286	207,400	200,141
Cerberus 3L notes	32,015	19,844	30,831	9,624
Total indebtedness	593,307	605,772	650,935	590,179
Less current portion of long-term debt	(22,500)	(22,500)	(64,433)	(61,367)
Total long-term debt	$570,807	$583,272	$586,502	$528,812
Fair Value on a Nonrecurring Basis
During the third quarter of 2016, the Company performed an assessment of the GLS investment and concluded that the carrying value of the GLS investment had sustained a loss that was other than temporary and recorded an impairment of the investment of $1.8 million. In calculating the fair value of the GLS investment we used unobservable inputs (Level 3, as defined above) and management judgment to apply a discounted cash flow model under the income approach. We used the following estimates and assumptions in the discounted cash flow analysis:

•	nominal growth rate to reflect the reliance on a single major customer and contract;

•	compounded annual probability of forecast revenue to reflect the reliance on a single major customer and contract;

•	discount rates based on our peer group weighted-average cost of capital; and

•	forecasted EBITDA as a percentage of revenue.

Note 7 — Debt
Debt consisted of the following:

	As of September 29, 2017
(Amounts in thousands)	Carrying Amount	Original Issue Discount on Term Loan	Deferred Financing Costs, Net	Carrying Amount less Original Issue Discount on Term Loan and Deferred Financing Costs, Net
11.875% senior secured second lien notes	$379,006	$—	$(1,280)	$377,726
Term loan	182,286	(9,907)	(3,144)	169,235
Cerberus 3L notes	32,015	—	(73)	31,942
Total indebtedness	593,307	(9,907)	(4,497)	578,903
Less current portion of long-term debt	(22,500)	1,223	199	(21,078)
Total long-term debt	$570,807	$(8,684)	$(4,298)	$557,825

	As of December 31, 2016
(Amounts in thousands)	Carrying Amount	Original Issue Discount on Term Loan	Deferred Financing Costs, Net	Carrying Amount less Original Issue Discount on Term Loan and Deferred Financing Costs, Net
10.375% senior unsecured notes	$39,319	$—	$—	$39,319
11.875% senior secured second lien notes	373,385	—	(1,581)	371,804
Term loan	207,400	(12,570)	(4,248)	190,582
Cerberus 3L notes	30,831	—	(80)	30,751
Total indebtedness	650,935	(12,570)	(5,909)	632,456
Less current portion of long-term debt	(64,433)	1,364	226	(62,843)
Total long-term debt	$586,502	$(11,206)	$(5,683)	$569,613
The original issue discount on the Term Loan facility (the "Term Loan") and deferred financing costs are amortized through interest expense. Amortization related to the original issue discount was $0.9 million and $2.7 million during the three and nine months ended September 29, 2017, respectively, and was $1.0 million and $1.1 million during the three and nine months ended September 30, 2016. Amortization related to deferred financing costs was $0.5 million and $1.4 million during the three and nine months ended September 29, 2017, respectively, and was $0.5 million and $3.5 million during the three and nine months ended September 30, 2016, respectively.
Deferred financing costs for the nine months ended September 29, 2017 were reduced by an immaterial amount related to the pro rata write-off of deferred financing costs to loss on early extinguishment of debt as a result of the $25.1 million Excess Cash Flow principal payment made on the Term Loan under the New Senior Credit Facility on April 4, 2017. Deferred financing costs for the nine months ended September 30, 2016 were reduced $0.3 million related to the pro rata write-off of deferred financing costs to loss on early extinguishment of debt as a result of the $4.6 million in principal prepayment made on the term loan facility under the Senior Credit Facility.
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

As of September 29, 2017, the New Senior Credit Facility provided for the following:

•	a $182.3 million Term Loan;

•	a $85.8 million class B revolving facility (the "Revolver"); and

•
up to $15.0 million in incremental revolving facilities provided by and at the discretion of certain non-debt fund affiliates that are controlled by Cerberus (as defined herein), which shall rank pari passu with, and be on the same terms as, the Revolver.

As of September 29, 2017 and December 31, 2016, the available borrowing capacity under the New Senior Credit Facility was approximately $49.4 million and $48.0 million, respectively, and included $36.5 million and $37.8 million, respectively, in issued letters of credit. Amounts borrowed under the Revolver are used to fund operations. As of September 29, 2017 and December 31, 2016 there were no amounts borrowed under the Revolver. The Revolver and the Term Loan mature on July 7, 2019 and July 7, 2020, respectively.
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
As of September 29, 2017 and December 31, 2016, the applicable interest rate on the Term Loan was 7.75%.
Interest Rates on Letter of Credit Subfacility and Unused Commitment Fees
All of our letters of credit under the New Senior Credit Facility are subject to a 0.25% fronting fee. The letter of credit subfacility bears interest at an applicable rate that ranges from 5.50% to 6.00% with respect to the Revolver commitments. The unused commitment fee on our Revolver ranges from 0.50% to 0.75% on the undrawn amount of the facility depending on the First Lien Secured Leverage Ratio. Interest payments on both the letter of credit subfacility and unused commitments are payable quarterly in arrears. We will also pay customary letter of credit and agency fees.
The applicable interest rate for our letter of credit subfacility was 5.50% and 5.75% as of September 29, 2017 and December 31, 2016, respectively. The applicable interest rate for our unused commitment fees was 0.50% as of September 29, 2017 and December 31, 2016.
Principal Payments
The credit agreement governing the New Senior Credit Facility contains an annual requirement to submit a portion of our Excess Cash Flow, as defined in the credit agreement, as additional principal payments. Based on our annual financial results for the years ended December 31, 2016 and 2015, we made additional principal payments as required under the Excess Cash Flow provisions of the New Senior Credit Facility and the Senior Credit Facility of $25.1 million on April 4, 2017 and $4.6 million on April 6, 2016. Certain other transactions can trigger mandatory principal payments such as tax refunds, a disposition of a portion of our business or a significant asset sale. We had no such transactions during the nine months ended September 29, 2017 or September 30, 2016.
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

We are permitted to voluntarily repay outstanding loans under the New Senior Credit Facility at any time without premium or penalty, other than customary "breakage" costs with respect to Eurocurrency Rate Loans.
Maturity and Principal Amortization
We were required to make a principal amortization payment with respect to the Term Loan of $22.5 million on or prior to June 15, 2017, which amount may be reduced as a result of the application of certain prepayments, including our Excess Cash Flow payment. The June 15, 2017 principal amortization payment was fully satisfied as a result of the additional principal payment of $25.1 million made under the Excess Cash Flow requirement discussed above. We are required to make a principal amortization payment with respect to the Term Loan of $22.5 million on or prior to June 15, 2018, which amount may be reduced as a result of the application of certain prepayments, including our Excess Cash Flow payment. The principal amount of the Term Loan may be reduced as a result of prepayments, with the remaining amount payable on July 7, 2020.
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
On March 24, 2017, the Company received a support letter from Cerberus (the "Support Letter") committing to fund the redemption of all then-outstanding Senior Unsecured Notes on or before May 5, 2017 with the proceeds of new equity or capital contributions. On April 21, 2017, the Company received the proceeds of a $40.6 million capital contribution (the “Capital Contribution”) from Holdings’ direct parent company, DefCo Holdings, Inc. On April 24, 2017, DynCorp International completed the redemption of all of the Senior Unsecured Notes using the proceeds of the Capital Contribution, and therefore, the maturity dates of the Term Loan and the Revolver remain at July 7, 2020 and July 7, 2019, respectively.
Guarantee and Security
The guarantors of the obligations under the New Senior Credit Facility are identical to those under the New Notes and the Cerberus 3L Notes. See Note 11. The New Senior Credit Facility is secured on a first lien basis by the same collateral that secures the New Notes on a second lien basis and the Cerberus 3L Notes on a third lien basis.
Covenants and Other Terms
The New Senior Credit Facility contains a number of financial, as well as non-financial, affirmative and negative covenants that we believe are usual and customary. Among other things, the New Senior Credit Facility requires us to maintain a maximum total leverage ratio and a minimum interest coverage ratio. The total leverage ratio is the ratio of Consolidated Total Debt, as defined in Amendment No. 5 (which definition excludes debt under the Cerberus 3L Notes), less unrestricted cash and cash equivalents (up to $75.0 million) to Consolidated EBITDA, as defined in Amendment No. 5, for the applicable period. The maximum total leverage ratio was 6.50 to 1.0 for the period ended September 29, 2017. The interest coverage ratio is the ratio of Consolidated EBITDA to Consolidated Interest Expense, as defined in Amendment No. 5 (which provides that interest expense with respect to the Cerberus 3L Notes is excluded). The minimum interest coverage ratio was 1.30 to 1.0 for the period ended September 29, 2017.
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
As of September 29, 2017 and December 31, 2016, we were in compliance with our financial maintenance covenants under the New Senior Credit Facility. We expect, based on current projections and estimates, to be in compliance with our covenants in the New Senior Credit Facility (including our financial maintenance covenants), and the covenants in the New Notes and the Cerberus 3L notes, further discussed below, for the next twelve months.
New Notes
On June 15, 2016, $415.7 million principal amount of the Senior Unsecured Notes were exchanged for $45.0 million cash and $370.6 million aggregate principal amount of newly issued New Notes due November 30, 2020, which are governed by the terms of the indenture (the "Indenture"), among DynCorp International, Holdings, as parent guarantor, DynCorp International’s subsidiaries that currently guarantee the New Senior Credit Facility, as subsidiary guarantors (the "Subsidiary Guarantors"), and Wilmington Trust, National Association, as trustee and collateral agent.
Interest on the New Notes accrues at the rate of 11.875% per annum, comprised of 10.375% per annum in cash and 1.500% per annum payable in kind ("PIK," and such interest "PIK Interest"). The cash portion of the interest on the New Notes is payable in cash and the PIK Interest on the New Notes is payable in kind, each semi-annually in arrears on January 1 and July 1, commencing on July 1, 2016. PIK interest converted into the carrying amount of the New Notes during the three and nine months ended September 29, 2017 was $2.8 million and $5.6 million, respectively, and was $2.8 million for the three and nine months ended September 30, 2016. PIK interest accrued on the New Notes was $1.4 million and $2.8 million as of September 29, 2017 and December 31, 2016, respectively.

Covenants and Events of Default
The Indenture contains a number of non-financial affirmative and negative covenants we believe are usual and customary. These covenants are subject to a number of important exceptions and qualifications as set forth in the Indenture.
In addition, the Indenture required DynCorp International to make amortization payments of $22.5 million principal amount of the Term Loan under the New Senior Credit Facility no later than June 15, 2017, which amount was fully satisfied as a result of the Company’s $25.1 million excess cash flow payment discussed above. The Indenture requires an additional $22.5 million principal amount of the Term Loan no later than June 15, 2018, which amount may be reduced as a result of the application of certain prepayments, including excess cash flow payments.
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
Cerberus 3L Notes
On June 15, 2016, DynCorp Funding LLC, a limited liability company managed by Cerberus Capital Management, L.P. ("Cerberus"), entered into a Third Lien Credit Agreement (the "Third Lien Credit Agreement") with us. Under the Third Lien Credit Agreement, DynCorp Funding LLC has made a $30 million term loan to us (the "Cerberus 3L Notes"). The proceeds of the Cerberus 3L Notes are restricted to pay fees and expenses (including reimbursement of out-of-pocket expenses) in support of or related to the Company’s Global Advisory Group until June 15, 2018 and, thereafter, for working capital and general corporate purposes. As of the second quarter of calendar year 2017, we have fully utilized these funds for fees and expenses related to the Company's Global Advisory Group.

Interest Rate and Fees
The interest rate per annum applicable to the Cerberus 3L Notes is 5.00%, payable in kind on a quarterly basis. PIK interest converted into the carrying amount of the Cerberus 3L Notes during the three and nine months ended September 29, 2017 was $0.4 million and $1.2 million, respectively, and was $0.4 million for the three and nine months ended September 30, 2016.

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

Covenants and Events of Default
The Cerberus 3L Notes include non-financial affirmative and negative covenants consistent with the covenants set forth in the New Notes; provided that each "basket" or "cushion" set forth in the covenants is at least 25% less restrictive than the corresponding provision set forth in the New Notes. The Third Lien Credit Agreement contains customary events of default, including for failure to pay other debt in a total amount exceeding $12.5 million after final maturity or acceleration of such indebtedness.

Intercreditor Agreement

The collateral granted to secure the indebtedness under the New Senior Credit Facility, on a first-priority basis, has also been granted to secure (a) the New Notes and the guarantees under the Indenture on a second-priority basis and (b) the Cerberus 3L Notes and the guarantees under the Third Lien Credit Agreement on a third-priority basis. The relative priority of the liens afforded to the New Senior Credit Facility, New Notes and Cerberus 3L Notes and the subordination in right of payment of the Cerberus 3L Notes to the New Senior Credit Facility and the New Notes are set forth in the Intercreditor Agreement (the "Intercreditor Agreement"), dated as of June 15, 2016, by and among the administrative agent under the New Senior Credit Facility, the collateral agent under the Indenture, and the collateral agent under the Third Lien Credit Agreement.

Note 8 — Commitments and Contingencies
Commitments
We have operating leases for the use of real estate and certain property and equipment which are either non-cancelable, cancelable only by the payment of penalties or cancelable upon one month’s notice. All lease payments are based on the lapse of time but include, in some cases, payments for insurance, maintenance and property taxes. There are no purchase options on operating leases at favorable terms, but most leases have one or more renewal options. Certain real estate leases are subject to annual escalations for increases in base rents, utilities and property taxes. Lease rental expense was $10.5 million and $31.7 million for the three and nine months ended September 29, 2017, respectively. Lease rental expense was $10.8 million and $29.4 million for the three and nine months ended September 30, 2016, respectively. We have no significant long-term purchase agreements with service providers.
Contingencies
General Legal Matters
We are involved in various lawsuits and claims that arise in the normal course of business. We have established reserves for matters in which it is believed that losses are probable and can be reasonably estimated. Reserves related to these matters have been recorded in Other accrued liabilities totaling approximately $8.5 million and $4.6 million as of September 29, 2017 and December 31, 2016, respectively. We believe that appropriate accruals have been established for such matters based on information currently available; however, some of the matters may involve compensatory, punitive, or other claims or sanctions that, if granted, could require us to pay damages or make other expenditures in amounts that could not be reasonably estimated at September 29, 2017. These accrued reserves represent the best estimate of amounts believed to be our liability in a range of expected losses. In addition to matters that are considered probable and that can be reasonably estimated, we also have certain matters considered reasonably possible. Other than matters disclosed below, we believe the aggregate range of possible loss related to matters considered reasonably possible was not material as of September 29, 2017. Litigation is inherently unpredictable and unfavorable resolutions could occur. Accordingly, it is possible that an adverse outcome from such proceedings could (i) exceed the amounts accrued for probable matters; or (ii) require a reserve for a matter we did not originally believe to be probable or could be reasonably estimated. Such changes could be material to our financial condition, results of operations and cash flows in any particular reporting period. Our view of the matters not specifically disclosed could possibly change in future periods as events thereto unfold.
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
In October 2007, we entered into a subcontract with Northrop Grumman Technical Services, Inc. (“Northrop”) to support Northrop’s prime contract with the DoD Counter Narcotics Terrorism Program Office ("CNTPO"). We performed the services requested by Northrop, the government determined that it received “intended quality and skills of personnel,” and Northrop paid our invoices until July 2014. Subsequent to July 2014, Northrop stopped paying our periodic invoices. The contract operations ended on December 31, 2014. In March 2015, Northrop filed a civil action against us to obtain documents regarding our invoices and now asserts approximately $5.0 million in damages. We believe the damages asserted by Northrop represent a loss contingency that is remote. In September 2015, we filed an Answer and Counterclaim seeking approximately $41.0 million for unpaid invoices. Subsequent to September 29, 2017, we collected a portion of these funds and we continue to seek payment on the remaining balance. An unfavorable judgment which denies us a substantial amount of the full amount owed to us could have a material effect on our results of operations.
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
Foreign Contingencies
On January 22, 2014, a tax assessment from the Large Tax Office of the Afghanistan Ministry of Finance ("MOF") was received, seeking approximately $64.2 million in taxes and penalties specific to one of our business licenses in Afghanistan for periods between 2009 to 2012. The majority of this assessment was income tax related; however, $10.2 million of the assessed amount is non-income tax related and represents loss contingencies that we consider reasonably possible. We filed our initial appeal of the assessment with the MOF on February 19, 2014. In May 2014, the MOF ruled in our favor for the income tax related issue which totaled approximately $54.0 million. We are still working with the MOF to remove the assessment on the remaining non-income tax related items. As of September 29, 2017, we are continuing to evaluate this matter and at this time believe it does not represent a probable loss contingency.
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
Risk Management Liabilities and Reserves
We are insured for domestic workers' compensation liabilities and a significant portion of our employee medical costs. However, we bear risk for a portion of claims pursuant to the terms of the applicable insurance contracts. We account for these programs based on actuarial estimates of the amount of loss inherent in that period’s claims, including losses for which claims have not been reported of $9.0 million and $9.3 million as of September 29, 2017 and December 31, 2016, respectively. These loss estimates rely on actuarial observations of ultimate loss experience for similar historical events. We limit our risk by purchasing stop-loss insurance policies for significant claims incurred for both domestic workers' compensation liabilities and medical costs. Our exposure under the stop-loss policies for domestic workers' compensation and medical costs is limited based on fixed dollar amounts. For domestic workers' compensation and employers' liability under state and federal law, the fixed dollar amount of stop-loss coverage is $1.0 million per occurrence on most policies, but is $0.25 million per occurrence on a California-based policy. For medical costs, the fixed dollar amount of stop-loss coverage is $0.4 million for total costs per covered participant per calendar year.

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
The following is a summary of the financial information of the reportable segments reconciled to the amounts reported in the condensed consolidated financial statements:

	Three Months Ended		Nine Months Ended
(Amounts in thousands)	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Revenue
AELS	$166,006	$169,140	$438,437	$443,815
AOLC	141,858	157,268	447,648	469,749
DynLogistics	195,810	177,328	551,791	461,187
Headquarters / Other (1)	(700)	(302)	(743)	(359)
Total revenue	$502,974	$503,434	$1,437,133	$1,374,392

Operating income (loss)
AELS	$7,523	$(7,137)	$16,793	$(15,537)
AOLC	18,892	13,876	49,267	32,743
DynLogistics	9,125	23,920	50,424	49,798
Headquarters / Other (2)	(10,344)	(21,269)	(42,235)	(57,064)
Total operating income (loss)	$25,196	$9,390	$74,249	$9,940

Depreciation and amortization
AELS	$500	$144	$1,066	$431
AOLC	25	115	73	513
DynLogistics	258	138	594	260
Headquarters / Other	8,537	8,725	25,512	25,595
Total depreciation and amortization (3)	$9,320	$9,122	$27,245	$26,799

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

(3)
Includes amounts included in Cost of services of $0.5 million and $1.3 million and for the three and nine months ended September 29, 2017, respectively, and $0.2 million and $0.7 million for the three and nine months ended September 30, 2016, respectively.

The following is a summary of the assets of the reportable segments reconciled to the amounts reported in the consolidated financial statements:

	As Of
(Amounts in thousands)	September 29, 2017	December 31, 2016
Assets
AELS	$128,173	$140,320
AOLC	145,923	133,096
DynLogistics	206,445	168,085
Headquarters / Other (1)	184,291	235,036
Total assets	$664,832	$676,537

(1)	Assets primarily include cash, investments in unconsolidated subsidiaries, and intangible assets (excluding goodwill).

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
Consulting Fee
We have a Master Consulting and Advisory Services agreement ("COAC Agreement") with Cerberus Operations and Advisory Company, LLC ("COAC") where, pursuant to the terms of the agreement, they make personnel available to us for the purpose of providing reasonably requested business advisory services. The services are priced on a case by case basis depending on the requirements of the project and agreements in pricing. We incurred $1.1 million and $3.6 million of consulting fees on a gross basis before considering the effect of our contract mix which provides for partial recovery in conjunction with the COAC Agreement, during the three and nine months ended September 29, 2017, respectively, and $1.3 million and $4.5 million during the three and nine months ended September 30, 2016, respectively.
We had two executives who were COAC employees and were seconded to us as of September 29, 2017: (i) our current Chief Executive Officer and member of the Company's board of directors (who until July 14, 2017 served as our Senior Vice President and Chief Operating Officer); and (ii) our Senior Vice President, Chief Administrative Officer, Chief Legal Officer and Corporate Secretary. Included in the $1.1 million and $3.6 million recognized during the three and nine months ended September 29, 2017 in COAC consulting fees was $0.8 million and $2.3 million of administrative expense related to these two COAC individuals for the three months and nine months ended September 29, 2017, respectively. Included in the $1.3 million and $4.5 million recognized during the three and nine months ended September 30, 2016 in COAC consulting fees was $0.6 million and $1.9 million of administrative expense related to seconded COAC employees for the three and nine months ended September 30, 2016, respectively. Effective November 1, 2017, our two previously seconded executives became full-time employees of the Company.
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
Joint Ventures and Variable Interest Entities
We account for our investments in VIEs in accordance with ASC 810 - Consolidation. In cases where we have (i) the power to direct the activities of the VIE that most significantly impact its economic performance and (ii) the obligation to absorb losses of the VIE that could potentially be significant or the right to receive benefits from the entity that could potentially be significant to the VIE, we consolidate the entity. We consolidated DIFZ based on the aforementioned criteria. Alternatively, in cases where all of the aforementioned criteria are not met, the investment is accounted for under the equity method. As of September 29, 2017, we accounted for Partnership for Temporary Housing LLC ("PaTH"), Babcock DynCorp Limited ("Babcock") and Global Linguist Solutions ("GLS") as equity method investments. We present our share of the PaTH and GLS earnings in Earnings from equity method investees as these joint ventures are considered operationally integral. Alternatively, we present our share of the Babcock earnings in Other income, net as it is not considered operationally integral.
Receivables due from our unconsolidated joint ventures totaled $0.1 million as of both September 29, 2017 and December 31, 2016. These receivables are a result of items purchased and services rendered by us on behalf of our unconsolidated joint ventures. We have assessed these receivables as having minimal collection risk based on our historic experience with these joint ventures and our inherent influence through our ownership interest.

We did not earn revenue from services provided to our unconsolidated joint ventures during the three and nine months ended September 29, 2017 and September 30, 2016, respectively. The related cost of services was $0.2 million and $0.6 million during the three and nine months ended September 29, 2017 and $0.1 million and $0.4 million during the three and nine months ended September 30, 2016, respectively. Additionally, we earned $0.1 million and $0.1 million in equity method income (includes operationally integral and non-integral income) during the three and nine months ended September 29, 2017 and $0.1 million and $0.8 million in equity method income during the three and nine months ended September 30, 2016, respectively.
GLS’ revenue was $10.4 million and $26.3 million during the three and nine months ended September 29, 2017, respectively, and $10.2 million and $31.3 million during the three and nine months ended September 30, 2016. GLS’ operating and net income was $0.3 million and operating loss was $2.1 million during the three and nine months ended September 29, 2017, and GLS' operating and net loss was $0.4 million and $1.9 million during the three and nine months ended September 30, 2016, respectively.
We currently hold one promissory note included in Other assets on our consolidated balance sheet from Palm Trading Investment Corp, which had an aggregate initial value of $9.2 million. The loan balance outstanding was $2.1 million and $2.2 million as of September 29, 2017 and December 31, 2016, respectively, reflecting the initial value plus accrued interest, less non-cash dividend payments against the promissory note. The fair value of the note receivable is not materially different from its carrying value.
As discussed above and in accordance with ASC 810 - Consolidation, we consolidate DIFZ. The following tables present selected financial information for DIFZ as of September 29, 2017 and December 31, 2016 and for the three and nine months ended September 29, 2017 and September 30, 2016:

	As Of
(Amounts in millions)	September 29, 2017	December 31, 2016
Assets	$4.0	$4.2
Liabilities	0.8	1.1

	Three Months Ended		Nine Months Ended
(Amounts in millions)	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Revenue	$43.4	$48.3	$127.9	$133.9
The following tables present selected financial information for our equity method investees as of September 29, 2017 and December 31, 2016 and for the three and nine months ended September 29, 2017 and September 30, 2016:

	As Of
(Amounts in millions)	September 29, 2017	December 31, 2016
Current assets	$22.4	$27.7
Total assets	22.4	29.3
Current liabilities	6.5	10.1
Total liabilities	6.5	10.1

	Three Months Ended		Nine Months Ended
(Amounts in millions)	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Revenue	$10.7	$13.3	$27.3	$50.7
Gross profit	0.4	(1.5)	(2.5)	—
Net income (loss)	0.4	(0.8)	(2.3)	—
Many of our joint ventures and VIEs only perform on a single contract. The modification or termination of a contract under a joint venture or VIE could trigger an impairment in the fair value of our investment in these entities. In the aggregate, our maximum exposure to losses as a result of our investment consists of our (i) $5.2 million investment in unconsolidated joint ventures, (ii) $0.1 million in receivables from our unconsolidated joint ventures, (iii) $2.1 million note receivable from Palm Trading Investment Corp. and (iv) contingent liabilities that were neither probable nor reasonably estimable as of September 29, 2017.

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
The following condensed consolidating financial statements present (i) unaudited condensed consolidating balance sheets as of September 29, 2017 and December 31, 2016, (ii) unaudited condensed consolidating statements of operations and comprehensive income (loss) for the three and nine months ended September 29, 2017 and September 30, 2016, (iii) unaudited condensed consolidating statements of cash flows for the nine months ended September 29, 2017 and September 30, 2016 and (iii) elimination entries necessary to consolidate Parent and its subsidiaries.
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

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Operations Information
For the Three Months Ended September 29, 2017

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$—	$506,037	$48,103	$(51,166)	$502,974
Cost of services	—	—	(451,480)	(47,457)	51,141	(447,796)
Selling, general and administrative expenses	—	—	(21,150)	(114)	21	(21,243)
Depreciation and amortization expense	—	—	(8,621)	(174)	3	(8,792)
Earnings from equity method investees	—	—	53	—	—	53
Operating income	—	—	24,839	358	(1)	25,196
Interest expense	—	(16,454)	(695)	—	—	(17,149)
Interest income	—	—	14	1	—	15
Equity in income of consolidated subsidiaries	4,386	15,081	14	—	(19,481)	—
Other expense, net	—	—	(27)	(16)	—	(43)
Income (loss) before income taxes	4,386	(1,373)	24,145	343	(19,482)	8,019
Benefit (provision) for income taxes	—	5,759	(9,063)	(34)	—	(3,338)
Net income	4,386	4,386	15,082	309	(19,482)	4,681
Noncontrolling interests	—	—	—	(295)	—	(295)
Net income attributable to Delta Tucker Holdings, Inc.	$4,386	$4,386	$15,082	$14	$(19,482)	$4,386

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Operations Information
For the Three Months Ended September 30, 2016

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$—	$508,038	$55,080	$(59,684)	$503,434
Cost of services	—	—	(450,454)	(54,296)	59,660	(445,090)
Selling, general and administrative expenses	—	—	(38,442)	64	21	(38,357)
Depreciation and amortization expense	—	—	(8,692)	(186)	3	(8,875)
Earnings from equity method investees	—	—	60	—	—	60
Impairment of goodwill, intangibles and long-lived assets	—	—	(1,782)	—	—	(1,782)
Operating income	—	—	8,728	662	—	9,390
Interest expense	—	(19,195)	(1,035)	—	—	(20,230)
Interest income	—	—	115	2	—	117
Equity in (loss) income of consolidated subsidiaries	(7,271)	5,207	315	—	1,749	—
Other income (loss), net	—	—	258	(42)	—	216
(Loss) income before income taxes	(7,271)	(13,988)	8,381	622	1,749	(10,507)
Benefit (provision) for income taxes	—	6,717	(3,174)	—	—	3,543
Net (loss) income	(7,271)	(7,271)	5,207	622	1,749	(6,964)
Noncontrolling interests	—	—	—	(307)	—	(307)
Net (loss) income attributable to Delta Tucker Holdings, Inc.	$(7,271)	$(7,271)	$5,207	$315	$1,749	$(7,271)

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Operations Information
For the Nine Months Ended September 29, 2017

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$—	$1,447,557	$144,725	$(155,149)	$1,437,133
Cost of services	—	—	(1,269,058)	(142,973)	155,107	(1,256,924)
Selling, general and administrative expenses	—	—	(79,848)	(314)	33	(80,129)
Depreciation and amortization expense	—	—	(25,423)	(522)	9	(25,936)
Earnings from equity method investees	—	—	105	—	—	105
Operating income	—	—	73,333	916	—	74,249
Interest expense	—	(51,265)	(2,363)	—	—	(53,628)
Loss on early extinguishment of debt	—	(24)	—	—	—	(24)
Interest income	—	—	35	4	—	39
Equity in income of consolidated subsidiaries	9,575	42,914	91	—	(52,580)	—
Other income, net	—	—	1,417	57	—	1,474
Income (loss) before income taxes	9,575	(8,375)	72,513	977	(52,580)	22,110
Benefit (provision) for income taxes	—	17,950	(29,599)	(28)	—	(11,677)
Net income	9,575	9,575	42,914	949	(52,580)	10,433
Noncontrolling interests	—	—	—	(858)	—	(858)
Net income attributable to Delta Tucker Holdings, Inc.	$9,575	$9,575	$42,914	$91	$(52,580)	$9,575

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Operations Information
For the Nine Months Ended September 30, 2016

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$—	$1,385,877	$151,878	$(163,363)	$1,374,392
Cost of services	—	—	(1,240,567)	(150,692)	163,311	(1,227,948)
Selling, general and administrative expenses	—	—	(109,450)	—	45	(109,405)
Depreciation and amortization expense	—	—	(25,554)	(531)	7	(26,078)
Earnings from equity method investees	—	—	761	—	—	761
Impairment of goodwill, intangibles and long-lived assets	—	—	(1,782)	—	—	(1,782)
Operating income	—	—	9,285	655	—	9,940
Interest expense	—	(51,235)	(2,422)	—	—	(53,657)
Loss on early extinguishment of debt	—	(328)	—	—	—	(328)
Interest income	—	—	194	5	—	199
Equity in loss of consolidated subsidiaries	(47,151)	(13,634)	(328)	—	61,113	—
Other income (expense), net	—	—	5,307	(128)	—	5,179
(Loss) income before income taxes	(47,151)	(65,197)	12,036	532	61,113	(38,667)
Benefit (provision) for income taxes	—	18,046	(25,670)	(57)	—	(7,681)
Net (loss) income	(47,151)	(47,151)	(13,634)	475	61,113	(46,348)
Noncontrolling interests	—	—	—	(803)	—	(803)
Net loss attributable to Delta Tucker Holdings, Inc.	$(47,151)	$(47,151)	$(13,634)	$(328)	$61,113	$(47,151)

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Comprehensive Income Information
For the Three Months Ended September 29, 2017

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net income	$4,386	$4,386	$15,082	$309	$(19,482)	$4,681
Other comprehensive income, net of tax:
Foreign currency translation adjustment	247	247	243	4	(494)	247
Other comprehensive income, before tax	247	247	243	4	(494)	247
Income tax expense related to items of other comprehensive income	(88)	(88)	(88)	—	176	(88)
Other comprehensive income	159	159	155	4	(318)	159
Comprehensive income	4,545	4,545	15,237	313	(19,800)	4,840
Noncontrolling interests	—	—	—	(295)	—	(295)
Comprehensive income attributable to Delta Tucker Holdings, Inc.	$4,545	$4,545	$15,237	$18	$(19,800)	$4,545

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Comprehensive Loss Information
For the Three Months Ended September 30, 2016

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net (loss) income	$(7,271)	$(7,271)	$5,207	$622	$1,749	$(6,964)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(216)	(216)	—	(216)	432	(216)
Other comprehensive loss, before tax	(216)	(216)	—	(216)	432	(216)
Income tax benefit related to items of other comprehensive loss	78	78	—	78	(156)	78
Other comprehensive loss	(138)	(138)	—	(138)	276	(138)
Comprehensive (loss) income	(7,409)	(7,409)	5,207	484	2,025	(7,102)
Noncontrolling interests	—	—	—	(307)	—	(307)
Comprehensive (loss) income attributable to Delta Tucker Holdings, Inc.	$(7,409)	$(7,409)	$5,207	$177	$2,025	$(7,409)

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Comprehensive Income Information
For the Nine Months Ended September 29, 2017

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net income	$9,575	$9,575	$42,914	$949	$(52,580)	$10,433
Other comprehensive income, net of tax:
Foreign currency translation adjustment	263	263	243	20	(526)	263
Other comprehensive income, before tax	263	263	243	20	(526)	263
Income tax expense related to items of other comprehensive income	(94)	(94)	(88)	(6)	188	(94)
Other comprehensive income	169	169	155	14	(338)	169
Comprehensive income	9,744	9,744	43,069	963	(52,918)	10,602
Noncontrolling interests	—	—	—	(858)	—	(858)
Comprehensive income attributable to Delta Tucker Holdings, Inc.	$9,744	$9,744	$43,069	$105	$(52,918)	$9,744

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Comprehensive Loss Information
For the Nine Months Ended September 30, 2016

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net (loss) income	$(47,151)	$(47,151)	$(13,634)	$475	$61,113	$(46,348)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(215)	(215)	—	(215)	430	(215)
Other comprehensive loss, before tax	(215)	(215)	—	(215)	430	(215)
Income tax benefit related to items of other comprehensive loss	77	77	—	77	(154)	77
Other comprehensive loss	(138)	(138)	—	(138)	276	(138)
Comprehensive (loss) income	(47,289)	(47,289)	(13,634)	337	61,389	(46,486)
Noncontrolling interests	—	—	—	(803)	—	(803)
Comprehensive loss attributable to Delta Tucker Holdings, Inc.	$(47,289)	$(47,289)	$(13,634)	$(466)	$61,389	$(47,289)

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Balance Sheet Information
September 29, 2017

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
	ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$95,303	$15,354	$—	$110,657
Accounts receivable, net	—	—	343,354	425	(12,392)	331,387
Intercompany receivables	—	—	177,609	5,303	(182,912)	—
Prepaid expenses and other current assets	—	—	56,655	5,447	(447)	61,655
Total current assets	—	—	672,921	26,529	(195,751)	503,699
Property and equipment, net	—	—	18,404	654	—	19,058
Goodwill	—	—	9,694	32,399	—	42,093
Tradenames, net	—	—	28,536	—	—	28,536
Other intangibles, net	—	—	60,292	—	—	60,292
Investment in subsidiaries	—	563,961	54,666	—	(618,627)	—
Other assets, net	—	—	7,477	3,677	—	11,154
Total assets	$—	$563,961	$851,990	$63,259	$(814,378)	$664,832

	LIABILITIES & DEFICIT
Current liabilities:
Current portion of long-term debt, net	$—	$21,078	$—	$—	$—	$21,078
Accounts payable	—	—	87,988	5,040	(1,168)	91,860
Accrued payroll and employee costs	—	—	80,543	2,640	—	83,183
Intercompany payables	45,085	132,524	5,303	—	(182,912)	—
Deferred income taxes	—	—	—	29	(29)	—
Accrued liabilities	171,633	24,167	68,971	884	(183,144)	82,511
Income taxes payable	—	—	14,353	—	(131)	14,222
Total current liabilities	216,718	177,769	257,158	8,593	(367,384)	292,854
Long-term debt, net	—	557,825	—	—	—	557,825
Long-term deferred taxes	—	—	14,071	—	—	14,071
Other long-term liabilities	—	—	11,319	—	—	11,319
Noncontrolling interests	—	—	5,481	—	—	5,481
(Deficit) equity	(216,718)	(171,633)	563,961	54,666	(446,994)	(216,718)
Total liabilities and deficit	$—	$563,961	$851,990	$63,259	$(814,378)	$664,832

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Balance Sheet Information
December 31, 2016

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
	ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$106,416	$11,802	$—	$118,218
Restricted cash	—	6,944	720	—	—	7,664
Accounts receivable, net	—	—	304,729	2,525	(6,999)	300,255
Intercompany receivables	—	—	183,587	9,827	(193,414)	—
Prepaid expenses and other current assets	—	—	63,776	2,516	(598)	65,694
Total current assets	—	6,944	659,228	26,670	(201,011)	491,831
Property and equipment, net	—	—	15,788	848	—	16,636
Goodwill	—	—	9,694	32,399	—	42,093
Tradenames, net	—	—	28,536	—	—	28,536
Other intangibles, net	—	—	84,069	—	—	84,069
Investment in subsidiaries	—	572,176	54,538	—	(626,714)	—
Other assets, net	—	—	10,575	2,797	—	13,372
Total assets	$—	$579,120	$862,428	$62,714	$(827,725)	$676,537

	LIABILITIES & DEFICIT
Current liabilities:
Current portion of long-term debt, net	$—	$62,843	$—	$—	$—	$62,843
Accounts payable	—	—	67,287	3,859	(1,404)	69,742
Accrued payroll and employee costs	—	—	92,036	3,544	—	95,580
Intercompany payables	45,086	138,501	9,827	—	(193,414)	—
Deferred income taxes	—	—	—	26	(26)	—
Accrued liabilities	222,306	30,469	78,926	747	(228,370)	104,078
Income taxes payable	—	—	9,406	—	(103)	9,303
Total current liabilities	267,392	231,813	257,482	8,176	(423,317)	341,546
Long-term debt, net	—	569,613	—	—	—	569,613
Long-term deferred taxes	—	—	14,825	—	—	14,825
Other long-term liabilities	—	—	12,490	—	—	12,490
Noncontrolling interests	—	—	5,455	—	—	5,455
(Deficit) Equity	(267,392)	(222,306)	572,176	54,538	(404,408)	(267,392)
Total liabilities and deficit	$—	$579,120	$862,428	$62,714	$(827,725)	$676,537

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Cash Flow Information
For the Nine Months Ended September 29, 2017

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$22,455	$(11,293)	$136	$(554)	$10,744
Cash flows from investing activities:
Purchase of property and equipment	—	—	(3,931)	—	—	(3,931)
Proceeds from sale of property, plant and equipment	—	—	537	—	—	537
Purchase of software	—	—	(646)	—	—	(646)
Cash restricted from Cerberus 3L Notes	—	7,057	—	—	—	7,057
Return of capital from equity method investees	—	—	6,017	—	—	6,017
Contributions to equity method investees	—	—	(3,250)	—	—	(3,250)
Contribution to subsidiary	(40,599)	—	—	—	40,599	—
Transfers to affiliates	—	—	5,978	4,525	(10,503)	—
Net cash (used in) provided by investing activities	(40,599)	7,057	4,705	4,525	30,096	5,784
Cash flows from financing activities:
Payments on senior secured credit facility	—	(25,114)	—	—	—	(25,114)
Payment to bondholders of senior unsecured notes	—	(39,319)	—	—	—	(39,319)
Equity contribution from Parent	—	40,599	—	—	(40,599)	—
Equity contribution from affiliates of Cerberus	40,599	300	—	—	—	40,899
Payments of dividends to noncontrolling interests	—	—	—	(1,109)	554	(555)
Net transfers from Parent/subsidiary	—	(5,978)	(4,525)	—	10,503	—
Net cash provided by (used in) financing activities	40,599	(29,512)	(4,525)	(1,109)	(29,542)	(24,089)
Net (decrease) increase in cash and cash equivalents	—	—	(11,113)	3,552	—	(7,561)
Cash and cash equivalents, beginning of period	—	—	106,416	11,802	—	118,218
Cash and cash equivalents, end of period	$—	$—	$95,303	$15,354	$—	$110,657

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Cash Flow Information
For The Nine Months Ended September 30, 2016

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$557	$57,754	$(12,489)	$(20,409)	$(736)	$24,677
Cash flows from investing activities:
Purchase of property and equipment	—	—	(2,738)	(24)	—	(2,762)
Proceeds from sale of property, plant and equipment	—	—	832	—	—	832
Purchase of software	—	—	(1,775)	—	—	(1,775)
Cash restricted from Cerberus 3L Notes	—	(12,744)	—	—	—	(12,744)
Return of capital from equity method investees	—	—	1,557	—	—	1,557
Contributions to equity method investees	—	—	(4,956)	—	—	(4,956)
Transfers from affiliates	—	—	31,627	23,273	(54,900)	—
Net cash (used in) provided by investing activities	—	(12,744)	24,547	23,249	(54,900)	(19,848)
Cash flows from financing activities:
Borrowings on revolving credit facilities	—	18,000	—	—	—	18,000
Payments on revolving credit facilities	—	(18,000)	—	—	—	(18,000)
Payments on senior secured credit facility	—	(187,272)	—	—	—	(187,272)
Borrowing under new senior credit facility	—	192,882	—	—	—	192,882
Borrowing under Cerberus 3L notes	—	30,000	—	—	—	30,000
Payment to bondholders for Exchange Offer	—	(45,000)	—	—	—	(45,000)
Payments of deferred financing costs	—	(4,998)	—	—	—	(4,998)
Equity contributions from affiliates of Cerberus	—	450	—	—	—	450
Payments of dividends to noncontrolling interests	—	—	—	(1,468)	734	(734)
Net transfers to Parent/subsidiary	(557)	(31,072)	(23,273)	—	54,902	—
Net cash used in financing activities	(557)	(45,010)	(23,273)	(1,468)	55,636	(14,672)
Net (decrease) increase in cash and cash equivalents	—	—	(11,215)	1,372	—	(9,843)
Cash and cash equivalents, beginning of period	—	—	95,365	13,417	—	108,782
Cash and cash equivalents, end of period	$—	$—	$84,150	$14,789	$—	$98,939

Note 12 — Subsequent Events
The Company evaluated potential subsequent events occurring after the period end date through the date the financial statements were issued and concluded that there were no material subsequent events for the quarter ended September 29, 2017, except as disclosed within the Notes to the unaudited condensed consolidated financial statements.

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
The INL Air Wing program supports governments in multiple Latin American countries and provides support and assistance with interdiction services in Afghanistan. This program also provides intra-theater transportation services for DoS personnel throughout Iraq and Afghanistan. On September 1, 2016, we were notified that the DoS had awarded the re-compete of the INL Air Wing contract to another company. On September 11, 2016, we filed a protest with the GAO challenging the DoS agency’s award determination. On September 27, 2016, AOLC finalized negotiations with the DoS Office of Acquisition Management regarding an extension of services on the INL Air Wing program and definitized an agreement for a one-year extension through October 31, 2017. On December 21, 2016, we were notified that the GAO denied our protest of the DoS agency’s award determination of the INL Air Wing contract to another company. On September 29, 2017, AOLC finalized negotiations with the DoS Office of Acquisition Management regarding an extension of services for several locations on the INL Air Wing program and definitized an agreement for a six-month extension through April 30, 2018. On October 31, 2017, the U.S Court of Federal Claims issued a ruling dismissing our protest on the re-compete of the INL Air Wing contract.

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
External Factors
Our business is primarily derived from U.S. government contracts to support U.S. foreign policy and national security objectives around the globe. Therefore, federal budgets and spending allocations for these activities, as well as the alignment of the company’s capabilities with policy priorities, guide our ability to grow the business and increase revenues. The services sector continues to be cautiously optimistic about the bipartisan consensus in Washington, D.C. calling for an increase in defense spending to restore training and equipment readiness to levels required to meet a varied array of international threats. While industry expectations for dramatic increases in defense spending have been tempered, the prioritization of readiness and ongoing operations aligns with DynCorp International’s core offerings and favors continued growth.
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
Legislatively, Congress is confronted with numerous issues, such as modifying the mandated BCA spending caps, that must be resolved before final fiscal year 2018 budgets for the DoD and DoS can be agreed to and passed into law. We believe it is unlikely that these issues will be resolved before December 2017. Internationally, the environment, especially in the Middle East and the Korean peninsula, will likely be marked by continued instability for the foreseeable future, which also argues for continued robust Overseas Contingency Operations ("OCO") funding.
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

Notable Events for the nine months ended September 29, 2017 and to date

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

•
On March 16, 2017, DynLogistics was awarded the transition and base period for the Northcom task order to provide vehicle maintenance, inventory warehousing, ammo supply and fuel services at the National Training Center in California under the LOGCAP IV contract. On July 20, 2017 the task order was extended for one twelve-month option year and has a total potential task order value of $126.5 million.

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

•
On May 30, 2017, DynLogistics was awarded the Emergency Support Services ("ESS") task order providing fire protection and emergency and medical support services under the ALiSS contract. The task order has a one-year base period and four one-year option periods and a total potential task order value of $46.9 million.

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

•
On July 11, 2017, DynLogistics was awarded the Field Level Maintenance ("FLM") task order under the TACOM Strategic Services Solutions, Equipment Related Services contract. The task order has a one month phase-in, a one-year base period and four one-year option periods and a total potential task order value of $14.6 million.

•	On July 14, 2017, the Company named George Krivo as Chief Executive Officer and as a member of the Company's board of directors.

•
On July 24, 2017, AELS was awarded the Region 5 FireWatch contract providing pilots, maintenance, geographic information system technicians, and fuel transportation services for two de-militarized Cobra helicopters. The contract has a one-year base period and four one-year option periods and a total potential contract value of $12.5 million.

•
On August 18, 2017, AELS announced the award of the Naval Test Wing Pacific O-Level Maintenance contract by the U.S. Navy to maintain and provide logistics services for aircraft and support for equipment at the Naval Air Systems Command Sea Test Range at Point Mugu, California and Naval Air Weapons Station at China Lake, California. The contract has a one-year base period and four one-year options and a total potential contract value of $276 million.

•
On September 21, 2017, DynLogistics was awarded the Information Resource Management ("IRM") Support Services task order providing internet, broadcasting and transmission of television, and satellite support services under the ALiSS contract. The task order has a one-year base period and four one-year option periods and a total potential task order value of $52.8 million.

•
On September 29, 2017, AOLC finalized negotiations with the DoS Office of Acquisition Management regarding an extension of services for several locations on the INL Air Wing program and definitized an agreement for a six-month extension through April 30, 2018. The extension has a total potential value of $55.9 million. On October 31, 2017, the U.S. Court of Federal Claims issued a ruling dismissing our protest on the re-compete of the INL Air Wing contract.

•
On October 4, 2017, DynLogistics announced the award of a change order to establish and operate base camp support for Department of Defense Title 10 Forces, the National Guard, the Federal Emergency Response Agency ("FEMA") personnel and First Responders supporting Hurricane Maria relief operations in Puerto Rico under the LOGCAP IV contract. The change order has a total potential value of $69.8 million.

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
Our historical contract mix by type, as a percentage of revenue, is indicated in the table below.

	Three Months Ended		Nine Months Ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Fixed-Price	43%	45%	43%	45%
Time-and-Materials	5%	5%	5%	5%
Cost-Reimbursement	52%	50%	52%	50%
Total	100%	100%	100%	100%
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
The following table sets forth our historical role as a prime and subcontractor, as a percentage of revenue.

	Three Months Ended		Nine Months Ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Prime Contractor	97%	95%	96%	94%
Subcontractor	3%	5%	4%	6%
Total	100%	100%	100%	100%

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
The following table sets forth our approximate backlog as of the dates indicated:

	As Of
(Amounts in millions)	September 29, 2017	December 31, 2016
Funded backlog	$1,029	$1,403
Unfunded backlog	3,407	2,313
Total	$4,436	$3,716
The increase in backlog as of September 29, 2017 was primarily due to new contract wins partially offset by revenue recognized on current programs during the nine months ended September 29, 2017.
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

Results of Operations

Consolidated Three Months Ended September 29, 2017 compared to the Three Months Ended September 30, 2016
We report the results of our operations using a basis where each quarterly period ends on the last Friday of the calendar quarter, except for the fourth quarter of the fiscal year, which ends on December 31. The fiscal three month period ended September 30, 2016 included an additional week as compared to the fiscal three month period ended September 29, 2017 due to the timing of the final Friday of the quarter in the prior period as compared to the current period. The following tables set forth our unaudited consolidated results of operations, both in dollars and as a percentage of revenue, for the three months ended September 29, 2017 and September 30, 2016.

	Three Months Ended
(Amounts in thousands)	September 29, 2017		September 30, 2016
Revenue	$502,974	100.0%	$503,434	100.0%
Cost of services	(447,796)	(89.0)	(445,090)	(88.4)
Selling, general and administrative expenses	(21,243)	(4.2)	(38,357)	(7.6)
Depreciation and amortization expense	(8,792)	(1.7)	(8,875)	(1.8)
Earnings from equity method investees	53	—	60	—
Impairment of goodwill, intangibles and long lived assets	—	—	(1,782)	(0.4)
Operating income	25,196	5.1	9,390	1.8
Interest expense	(17,149)	(3.4)	(20,230)	(4.0)
Interest income	15	—	117	—
Other (expense) income, net	(43)	—	216	0.1
Income (loss) before income taxes	8,019	1.7	(10,507)	(2.1)
(Provision) benefit for income taxes	(3,338)	(0.7)	3,543	0.7
Net income (loss)	4,681	1.0	(6,964)	(1.4)
Noncontrolling interests	(295)	(0.1)	(307)	(0.1)
Net income (loss) attributable to Delta Tucker Holdings, Inc.	$4,386	0.9	$(7,271)	(1.5)
Revenue — Revenue for the three months ended September 29, 2017 was $503.0 million, a decrease of $0.5 million, or 0.1%, compared to $503.4 million for the three months ended September 30, 2016. In addition to the three months ended September 30, 2016 including an additional week compared to the three months ended September 29, 2017, the decrease was due to lower volume on the INL Air Wing program and the completion of the Sheppard Air Force Base and Flexible Acquisition and Sustainment Tool ("F2AST") contracts. The decrease in revenue was partially offset by the increased scope from the LOGCAP IV program and the new G4 Worldwide Logistics Support contract. See further discussion of our revenue results in the "Results by Segment" section below.
Cost of services — Cost of services are comprised of direct labor, direct material, overhead, subcontractors, travel, supplies and other miscellaneous costs. Cost of services for the three months ended September 29, 2017 was $447.8 million, an increase of $2.7 million, or 0.6%, compared to the three months ended September 30, 2016. The increase in Cost of services was primarily due to an $8.2 million charge for the termination of a subcontractor agreement partially offset by the transition of the T-6 COMBS contract to the New T-6 COMBS Bridge contract with more favorable terms and the replacement of the completed Sheppard Air Force Base contract with new DynLogistics contract wins. As a percentage of revenue, Cost of services increased to 89.0% for the three months ended September 29, 2017 compared to 88.4% for the three months ended September 30, 2016 primarily driven by the increase in cost of services and decrease in revenue, as discussed above. See further discussion of the impact of program margins in the "Results by Segment" section below.
Selling, general and administrative expenses ("SG&A") — SG&A primarily relates to functions such as management, legal, financial accounting, contracts and administration, human resources, management information systems, purchasing, and business development. SG&A decreased by $17.1 million, or 44.6%, to $21.2 million during the three months ended September 29, 2017 primarily due to a reduction in legal and consulting costs and our allowance for doubtful accounts, combined with our cost reduction initiatives. SG&A as a percentage of revenue decreased to 4.2% for the three months ended September 29, 2017 compared to 7.6% for the three months ended September 30, 2016 as a result of the decrease in SG&A and increase in revenue discussed above.

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
Impairment of goodwill, intangibles and long lived assets — Impairment for the three months ended September 29, 2017 and September 30, 2016 was zero and $1.8 million, respectively. During the three months ended September 30, 2016 we recognized a non-cash impairment charge on our investment in GLS which had a loss in value that was other than temporary.
Interest expense — Interest expense for the three months ended September 29, 2017 was $17.1 million, a decrease of $3.1 million, or (15.2)%, compared to the three months ended September 30, 2016. The decrease is primarily due to the reduction in debt due to the $25.1 million Excess Cash Flow principal payment made on the Term Loan and the redemption of the $39.3 million principal balance of the Senior Unsecured Notes, both in calendar year 2017.
Other (expense) income, net — Other (expense) income, net consists primarily of sublease income, gains/losses from foreign currency, asset sales and other items. Other (expense) income, net during the three months ended September 29, 2017 was $0.0 million, a decrease of $0.3 million, which primarily relates to losses on foreign currency and assets sales partially offset by sublease income.
Income taxes — Our effective tax rate consists of federal and state statutory rates, certain permanent differences and discrete items. The effective tax rate for the three months ended September 29, 2017 was 41.6%, as compared to 33.7% for the three months ended September 30, 2016, a change primarily driven by an increase in the forecasted full year income before taxes and an increase in the valuation allowance related to additional foreign tax credits carrying over to future periods.

Consolidated Nine Months Ended September 29, 2017 compared to the Nine Months Ended September 30, 2016
The following tables set forth our unaudited consolidated results of operations, both in dollars and as a percentage of revenue, for the nine months ended September 29, 2017 and September 30, 2016:

	Nine Months Ended
(Amounts in thousands)	September 29, 2017		September 30, 2016
Revenue	$1,437,133	100.0%	$1,374,392	100.0%
Cost of services	(1,256,924)	(87.5)	(1,227,948)	(89.3)
Selling, general and administrative expenses	(80,129)	(5.6)	(109,405)	(8.0)
Depreciation and amortization expense	(25,936)	(1.8)	(26,078)	(1.9)
Earnings from equity method investees	105	—	761	0.1
Impairment of goodwill, intangibles and long lived assets	—	—	(1,782)	(0.1)
Operating income	74,249	5.1	9,940	0.8
Interest expense	(53,628)	(3.7)	(53,657)	(3.9)
Loss on early extinguishment of debt	(24)	—	(328)	—
Interest income	39	—	199	—
Other income, net	1,474	0.1	5,179	0.4
Income (loss) before income taxes	22,110	1.5	(38,667)	(2.7)
Provision for income taxes	(11,677)	(0.8)	(7,681)	(0.6)
Net income (loss)	10,433	0.7	(46,348)	(3.3)
Noncontrolling interests	(858)	(0.1)	(803)	(0.1)
Net income (loss) attributable to Delta Tucker Holdings, Inc.	$9,575	0.6	$(47,151)	(3.4)
Revenue — Revenue for the nine months ended September 29, 2017 was $1,437.1 million, an increase of $62.7 million, or 4.6%, compared to $1,374.4 million for the nine months ended September 30, 2016. The increase was primarily as a result of the ALiSS and the TASM-O contracts, the new G4 Worldwide Logistics Support contract and increased scope from the LOGCAP IV program. The increase in revenue was partially offset by decreased volume on the INL Air Wing program and the completion of the Sheppard Air Force Base and F2AST contracts. See further discussion of our revenue results in the "Results by Segment" section below.
Cost of services — Cost of services are comprised of direct labor, direct material, overhead, subcontractors, travel, supplies and other miscellaneous costs. Cost of services for the nine months ended September 29, 2017 was $1,256.9 million, an increase of $29.0 million, or 2.4%, compared to the nine months ended September 30, 2016. The increase in Cost of services was driven by the increase in revenue, as discussed above. As a percentage of revenue, Cost of services improved to 87.5% for the nine months ended September 29, 2017 compared to 89.3% for the nine months ended September 30, 2016 primarily due to the transition of the T-6 COMBS contract to the New T-6 COMBS Bridge contract with more favorable terms and the replacement of the completed Sheppard Air Force Base and F2AST contracts with new DynLogistics contract wins and also includes an $8.2 million charge for the termination of a subcontractor agreement. See further discussion of the impact of program margins in the "Results by Segment" section below.
Selling, general and administrative expenses ("SG&A") — SG&A primarily relates to functions such as management, legal, financial accounting, contracts and administration, human resources, management information systems, purchasing, and business development. SG&A decreased by $29.3 million, or 26.8%, to $80.1 million during the nine months ended September 29, 2017 primarily due to a reduction in our allowance for doubtful accounts and our legal and consulting costs, which were impacted by the Refinancing Transactions in the nine months ended September 30, 2016, combined with our cost reduction initiatives. SG&A as a percentage of revenue decreased to 5.6% for the nine months ended September 29, 2017 compared to 8.0% for the nine months ended September 30, 2016 as a result of the decrease in SG&A and increase in revenue discussed above.
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
Impairment of goodwill, intangibles and long lived assets — Impairment for the nine months ended September 29, 2017 and September 30, 2016 was zero and $1.8 million, respectively. During the nine months ended September 30, 2016 we recognized a non-cash impairment charge on our investment in GLS which had a loss in value that was other than temporary.
Interest expense — Interest expense for the nine months ended September 29, 2017 was $53.6 million, which remained consistent compared to the nine months ended September 30, 2016. Interest expense was impacted by the change in interest rates on our new debt resulting from the Refinancing Transactions completed in the second quarter of calendar year 2016 offset by a reduction in debt due to the $25.1 million Excess Cash Flow principal payment made on the Term Loan and the redemption of the $39.3 million principal balance of the Senior Unsecured Notes, both in calendar year 2017.
Other income, net — Other income, net consists primarily of sublease income, gains/losses from foreign currency, asset sales and other items. Other income, net during the nine months ended September 29, 2017 was $1.5 million and included a favorable settlement of a legacy customer liability. Other income, net, during the nine months ended September 29, 2017 decreased $3.7 million, or 71.5%, compared to the nine months ended September 30, 2016 primarily due to a multi-party settlement agreement that resolved underwriters litigation during the nine months ended September 30, 2016.
Income taxes — Our effective tax rate consists of federal and state statutory rates, certain permanent differences and discreet items. The effective tax rate for the nine months ended September 29, 2017 was 52.8%, as compared to (19.9)% for the nine months ended September 30, 2016, a change primarily driven by an increase in the forecasted full year income before taxes and an increase in the valuation allowance related to additional foreign tax credits carrying over to future periods.

Results by Segment – Three Months Ended September 29, 2017 Compared to Three Months Ended September 30, 2016
We report the results of our operations using a basis where each quarterly period ends on the last Friday of the calendar quarter, except for the fourth quarter of the fiscal year, which ends on December 31. The fiscal three month period ended September 30, 2016 included an additional week as compared to the fiscal three month period ended September 29, 2017 due to the timing of the final Friday of the quarter in the prior period as compared to the current period. The following tables set forth the revenue, both in dollars and as a percentage of our consolidated revenue, operating income (loss) and operating margin for our operating segments for the three months ended September 29, 2017 and September 30, 2016. See Note 9 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion.

	Three Months Ended
	September 29, 2017		September 30, 2016
(Amounts in thousands)	Revenue	% of Total Revenue	Revenue	% of Total Revenue
AELS	$166,006	33.0%	$169,140	33.6%
AOLC	141,858	28.2	157,268	31.2
DynLogistics	195,810	38.9	177,328	35.2
Headquarters (1)	(700)	(0.1)	(302)	—
Consolidated revenue	$502,974	100.0	$503,434	100.0

	Operating Income (Loss)	Profit Margin (3)	Operating (Loss) Income	(Loss) Profit Margin (3)
AELS	$7,523	4.5%	$(7,137)	(4.2)%
AOLC	18,892	13.3	13,876	8.8
DynLogistics	9,125	4.7	23,920	13.5
Headquarters (2)	(10,344)		(21,269)
Consolidated operating income	$25,196		$9,390

(1)	Represents revenue earned on shared service arrangements for general and administrative services provided to unconsolidated joint ventures and elimination of intercompany items between segments.

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
AELS
Revenue of $166.0 million decreased $3.1 million, or (1.9)%, for the three months ended September 29, 2017 compared to the three months ended September 30, 2016 primarily due to the completion of the Sheppard Air Force Base contract. The decrease in revenue was partially offset by increased content from the T-6 COMBS Bridge and Naval Aviation Warfighting Development Center ("NAWDC") contracts and the new Contract Field Teams task orders at the Davis-Monthan and Little Rock Air Force Bases.
Operating income of $7.5 million for the three months ended September 29, 2017 as compared to operating loss of $7.1 million for the three months ended September 30, 2016 was primarily due to the transition of the T-6 COMBS contract to the New T-6 COMBS Bridge contract with more favorable terms. Operating loss of $7.1 million for the three months ended September 30, 2016 was primarily due to additional contract loss charges on the T-6 COMBS contract partially offset by the improved performance and execution of an option year on our T-34/T-44/T-6 contract.
AOLC
Revenue of $141.9 million decreased $15.4 million, or (9.8)%, for the three months ended September 29, 2017 primarily due to decreased volume on the INL Air Wing program and the completion of the F2AST and the Multi Sensor Aerial Intelligence Surveillance and Reconnaissance ("MAISR") Operations and Sustainment programs. The decrease in revenue was partially offset by increased content from the TASM-O contract and the new Contractor Logistics Support Transport contract.
Operating income of $18.9 million for the three months ended September 29, 2017 as compared to $13.9 million for the three months ended September 30, 2016 was primarily due to the performance on our TASM-O contract and MD530 subcontract and a reduction to our allowance for doubtful accounts, partially offset by volume on the INL Air Wing program. Operating income of $13.9 million for the three months ended September 30, 2016 was primarily due to the addition of higher margin contract option years and the completion of certain restructuring activities.

DynLogistics
Revenue of $195.8 million increased $18.5 million, or 10.4%, for the three months ended September 29, 2017 compared to the three months ended September 30, 2016 primarily due to increased scope on both the LOGCAP IV program and the ALiSS contract and the new G4 Worldwide Logistics Support contract.
Operating income of $9.1 million for the three months ended September 29, 2017 as compared to $23.9 million for the three months ended September 30, 2016 was primarily impacted by an $8.2 million charge for the termination of a subcontractor agreement, the award timing of a twelve month extension on our LOGCAP IV program, and new task orders under the ALiSS contract. Operating income of $23.9 million for the three months ended September 30, 2016 was primarily due to the definitization of cost and fees on certain legacy programs.

Results by Segment – Nine Months Ended September 29, 2017 Compared to Nine Months Ended September 30, 2016
The following tables set forth the revenue, both in dollars and as a percentage of our consolidated revenue, operating income (loss) and operating margin for our operating segments for the nine months ended September 29, 2017 and September 30, 2016. See Note 9 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion.

	Nine Months Ended
	September 29, 2017		September 30, 2016
(Amounts in thousands)	Revenue	% of Total Revenue	Revenue	% of Total Revenue
AELS	$438,437	30.5%	$443,815	32.3%
AOLC	447,648	31.1	469,749	34.2
DynLogistics	551,791	38.4	461,187	33.5
Headquarters (1)	(743)	—	(359)	—
Consolidated revenue	$1,437,133	100.0	$1,374,392	100.0

	Operating Income (Loss)	Profit Margin (3)	Operating (Loss) Income	(Loss) Profit Margin (3)
AELS	$16,793	3.8%	$(15,537)	(3.5)%
AOLC	49,267	11.0	32,743	7.0
DynLogistics	50,424	9.1	49,798	10.8
Headquarters (2)	(42,235)		(57,064)
Consolidated operating income	$74,249		$9,940

(1)	Represents revenue earned on shared service arrangements for general and administrative services provided to unconsolidated joint ventures and elimination of intercompany items between segments.

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
AELS
Revenue of $438.4 million decreased $5.4 million, or (1.2)%, for the nine months ended September 29, 2017 compared to the nine months ended September 30, 2016 primarily due to the completion of the Sheppard Air Force Base contract. The decrease in revenue was partially offset by increased content from the T-6 COMBS Bridge and NAWDC contracts and the new Contract Field Teams task orders at the Davis-Monthan and Little Rock Air Force Bases.
Operating income of $16.8 million for the nine months ended September 29, 2017 as compared to operating loss of $15.5 million for the nine months ended September 30, 2016 was primarily due to the transition of the T-6 COMBS contract to the New T-6 COMBS Bridge contract with more favorable terms, improved performance from the NAWDC contract and the completion of the Sheppard Air Force Base contract. Operating loss of $15.5 million for the nine months ended September 30, 2016 was primarily due to additional contract loss charges on the T-6 COMBS contract partially offset by continued awards of incentive fees on a U.S. Navy contract.
AOLC
Revenue of $447.6 million decreased $22.1 million, or (4.7)%, for the nine months ended September 29, 2017 primarily due to decreased volume on the INL Air Wing program and the completion of the F2AST contract. The decrease in revenue was partially offset by increased content from the TASM-O contract and the MD530 subcontract.
Operating income of $49.3 million for the nine months ended September 29, 2017 as compared to $32.7 million for the nine months ended September 30, 2016 was primarily due to the performance on our Middle East programs, lower legal expenses, a reduction to our allowance for doubtful accounts and the completion of certain restructuring activities and certain contracts. These increases were partially offset by volume on the INL Air Wing program. Operating income of $32.7 million for the nine months ended September 30, 2016 was primarily a result of the addition of higher margin contract option years and a multi-party settlement agreement that resolved underwriters litigation.

DynLogistics
Revenue of $551.8 million increased $90.6 million, or 19.6%, for the nine months ended September 29, 2017 primarily due to the increased scope on both the LOGCAP IV program and the ALiSS contract and the new G4 Worldwide Logistics Support contract.
Operating income of $50.4 million for the nine months ended September 29, 2017 as compared to $49.8 million for the nine months ended September 30, 2016 was primarily due to strong performance on our LOGCAP IV program and new task orders under the ALiSS contract partially offset by an $8.2 million charge for the termination of a subcontractor agreement. Operating income of $49.8 million for the nine months ended September 30, 2016 was primarily due to a favorable settlement on a legacy program and productivity gains on certain fixed-price contracts.

Liquidity and Capital Resources
Cash generated by operations and borrowings available under our New Senior Credit Facility are our primary sources of short-term liquidity. See Note 7 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion of our New Senior Credit Facility.
We believe our cash flow from operations and our available borrowings will be adequate to meet our liquidity needs for the next twelve months. However, our cash flow from operations is heavily dependent upon billing and collection of our accounts receivable and access to our class B revolving facility (the "Revolver") is dependent upon our meeting financial and non-financial covenants. Significant changes, such as a future government shutdown, further cuts mandated by sequestration or any other limitations in collections, significant future losses on any of our contracts or loss of our ability to access our Revolver, could materially impact liquidity and our ability to fund our working capital needs. Failure to meet covenant obligations prior to its scheduled maturity could result in an earlier elimination of access to our New Senior Credit Facility or other remedies by our Agent, such as the acceleration of our debt, which would materially affect our future expansion strategies and our ability to meet our operational obligations. See further discussion of our covenants in the Financing section below.
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
Management believes Days Sales Outstanding ("DSO") is an appropriate way to measure our billing and collections effectiveness. DSO measures the efficiency in collecting our receivables as of the period end date and is calculated based on average daily revenue for the most recent quarter and accounts receivable, net of customer advances, as of the balance sheet date. DSO was 56 days as of both September 29, 2017 and December 31, 2016 as we continued to focus on managing our customer payment cycles. We expect cash to continue to be impacted by operational working capital needs, potential acquisitions and interest and principal payments on our indebtedness.

Cash Flow Analysis

	Nine Months Ended
(Amounts in thousands)	September 29, 2017	September 30, 2016
Net cash provided by operating activities	$10,744	$24,677
Net cash provided by (used in) investing activities	5,784	(19,848)
Net cash used in financing activities	(24,089)	(14,672)
Cash Flows
Cash provided by operating activities during the nine months ended September 29, 2017 was $10.7 million compared to $24.7 million during the nine months ended September 30, 2016. Cash provided by operating activities during the nine months ended September 29, 2017 was primarily due to our net income and changes in working capital, driven by a reduction in prepaid expenses and accrued expenses as well as an increase in accounts receivable. Cash provided by operating activities during the nine months ended September 30, 2016 was primarily due to our changes in working capital, driven by a reduction in accounts receivable as well as an increase in accounts payable and accrued expenses.
Cash provided by investing activities during the nine months ended September 29, 2017 was $5.8 million compared to cash used in investing activities of $19.8 million during the nine months ended September 30, 2016. Cash provided by investing activities during the nine months ended September 29, 2017 was primarily due to restricted cash proceeds received from the Cerberus 3L Notes restricted to pay fees and expenses related to the Company's Global Advisory Group and returns of capital from Babcock and GLS, partially offset by purchases of capital assets and contributions to GLS. Cash used in investing activities during the nine months ended September 30, 2016 was primarily due to restricted cash proceeds received from the Cerberus 3L Notes restricted to pay fees and expenses related to the Company's Global Advisory Group, purchases of capital assets and contributions to GLS.
Cash used in financing activities during the nine months ended September 29, 2017 was $24.1 million compared to $14.7 million during the nine months ended September 30, 2016. Cash used in financing activities during the nine months ended September 29, 2017 was primarily the result of our excess cash flow payment and redemption of the Senior Unsecured Notes, partially offset by capital contributions from Cerberus. Cash used in financing activities during the nine months ended September 30, 2016 was primarily the result of the completion of the Refinancing Transactions.

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
As of September 29, 2017, the New Senior Credit Facility provided for the following:

•	a $182.3 million Term Loan;

•	a $85.8 million Revolver; and

•
up to $15.0 million in incremental revolving facilities provided by and at the discretion of certain non-debt fund affiliates that are controlled by Cerberus (as defined herein), which shall rank pari passu with, and be on the same terms as, the Revolver.

As of September 29, 2017 and December 31, 2016, the available borrowing capacity under the New Senior Credit Facility was approximately $49.4 million and $48.0 million, respectively, and included $36.5 million and $37.8 million, respectively, in issued letters of credit. Amounts borrowed under the Revolver are used to fund operations. As of September 29, 2017 and December 31, 2016 there were no amounts borrowed under the Revolver. Amounts borrowed under the Revolver are used to fund operations. The Revolver and the Term Loan mature on July 7, 2019 and July 7, 2020, respectively. See Note 7 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion.
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
Interest on the New Notes accrues at the rate of 11.875% per annum, comprised of 10.375% per annum in cash and 1.500% per annum payable in kind ("PIK," and such interest "PIK Interest"). The cash portion of the interest on the New Notes is payable in cash and the PIK Interest on the New Notes is payable in kind, each semi-annually in arrears on January 1 and July 1, commencing on July 1, 2016. See Note 7 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information related to the New Notes.
The weighted-average interest rate as of September 29, 2017 for our debt, excluding the Cerberus 3L Notes, was 10.5%, excluding the impact of deferred financing fees. There were no interest rate hedges in place during the three and nine months ended September 29, 2017.
On June 15, 2016, DynCorp Funding LLC, a limited liability company managed by Cerberus Capital Management, L.P. ("Cerberus"), entered into a Third Lien Credit Agreement (the "Third Lien Credit Agreement") with us. Under the Third Lien Credit Agreement, DynCorp Funding LLC has made a $30 million term loan to us (the "Cerberus 3L Notes"). The interest rate per annum applicable to the Cerberus 3L Notes is 5.00%, payable in kind on a quarterly basis. The Cerberus 3L Notes do not require any mandatory amortization payments prior to maturity and the outstanding principal amounts shall be payable on June 15, 2026. As of the second quarter of calendar year 2017, the proceeds of the Cerberus 3L notes were fully utilized to pay fees and expenses (including reimbursement of out-of-pocket expenses) in support of or related to the Company’s Global Advisory Group.
Debt Covenants and Other Matters
The New Senior Credit Facility contains a number of financial, as well as non-financial, affirmative and negative covenants that we believe are usual and customary. Among other things, the New Senior Credit Facility requires us to maintain a maximum total leverage ratio and a minimum interest coverage ratio. The total leverage ratio is the ratio of Consolidated Total Debt, as defined in Amendment No. 5 (which definition excludes debt under the Cerberus 3L Notes), less unrestricted cash and cash equivalents (up to $75.0 million) to Consolidated EBITDA, as defined in Amendment No. 5, for the applicable period. The maximum total leverage ratio was 6.50 to 1.0 for the period ended September 29, 2017. The interest coverage ratio is the ratio of Consolidated EBITDA to Consolidated Interest Expense, as defined in Amendment No. 5 (which provides that interest expense with respect to the Cerberus 3L Notes is excluded). The minimum interest coverage ratio was 1.30 to 1.0 for the period ended September 29, 2017.
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
We closely evaluate our expected ability to remain in compliance with our financial maintenance covenants. As of September 29, 2017 and December 31, 2016, we were in compliance with our financial maintenance covenants under the New Senior Credit Facility. We expect, based on current projections and estimates, to be in compliance with our covenants in the New Senior Credit Facility (including our financial maintenance covenants), and the covenants in the New Notes and the Cerberus 3L notes, further discussed below, for the next twelve months.

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

The following table provides a reconciliation of net income (loss) attributable to Delta Tucker Holdings, Inc. and EBITDA and Adjusted EBITDA for the periods included below:

Delta Tucker Holdings, Inc. Unaudited Adjusted EBITDA

	Three Months Ended		Nine Months Ended
(Amounts in thousands)	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Net income (loss) attributable to Delta Tucker Holdings, Inc.	$4,386	$(7,271)	$9,575	$(47,151)
Provision (benefit) for income taxes	3,338	(3,543)	11,677	7,681
Interest expense, net of interest income	17,134	20,113	53,589	53,458
Depreciation and amortization (1)	9,320	9,122	27,245	26,799
EBITDA	34,178	18,421	102,086	40,787
Certain income/expense or gain/loss adjustments per our credit agreements (2)	3,409	(331)	2,171	8,080
Employee share based compensation, severance, relocation and retention expense (3)	296	339	1,771	1,000
Cerberus fees (4)	479	762	1,755	2,394
Global Advisory Group expenses (5)	—	7,499	6,943	17,256
Other (6)	(247)	(220)	(817)	(504)
Adjusted EBITDA	$38,115	$26,470	$113,909	$69,013

(1)	Includes certain depreciation and amortization amounts which are classified as Cost of services in our unaudited condensed consolidated statements of operations.

(2)	Includes the impairment of investment in affiliates in the third quarter of 2016 and certain unusual income and expense items, as defined in the Indenture and New Senior Credit Facility.

(3)	Includes post-employment benefit expense related to severance in accordance with ASC 712 - Compensation, relocation expenses, retention expense and share based compensation expense.

(4)	Includes Cerberus Operations and Advisory Company expenses, net of recovery.

(5)
Reflects Global Advisory Group cost incurred during the three and nine months ended September 29, 2017 and September 30, 2016, respectively, which we are able to add back to Adjusted EBITDA under the Indenture and New Senior Credit Facility in an aggregate amount up to a total of $30 million, which was fully utilized as of the second quarter of calendar year 2017.

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
During the nine months ended September 29, 2017, we updated our critical accounting policies to simplify the test for goodwill impairment in accordance with Accounting Standards Update No. 2017-04. We assess goodwill and other intangible assets with indefinite lives for impairment annually in October or when an event occurs or circumstances change that would suggest a triggering event. If a triggering event is identified, a goodwill impairment test will be performed to identify any possible impairment in the period in which the event is identified. Prospectively, in accordance with ASU 2017-04, we will no longer perform Step 2 from the goodwill impairment test.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There has been no significant change in our exposure to market risk during the three months ended September 29, 2017, except as described below. For discussion of our exposure to market risk, refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
Interest Rate Risk

We have interest rate risk primarily related to changes in interest rates on our variable rate debt. We manage our exposure to movements in interest rates through the use of a combination of fixed and variable rate debt.
As of September 29, 2017, we had 69.3% of our debt at a fixed rate and 30.7% at a variable rate. Our 11.875% senior secured second lien notes and Cerberus 3L notes, which had an aggregate principal amount of $379.0 million and $32.0 million, respectively, outstanding as of September 29, 2017, represent our fixed rate debt. As of December 31, 2016, our fixed rate debt also included the 10.375% Senior Unsecured Notes, which had an aggregate principal amount of $39.3 million outstanding as of December 31, 2016. The 10.375% Senior Unsecured Notes were redeemed on April 24, 2017.
Our Term Loan and Revolver represent our variable rate debt. As of September 29, 2017 and December 31, 2016, the balance of our Term Loan was $182.3 million and $207.4 million, respectively, and we had no borrowings under the Revolver. Borrowings under our variable rate debt bear interest, based on our option, at a rate per annum equal to LIBOR plus the applicable rate or the Base Rate plus the applicable rate. As of September 29, 2017, both the Term Loan and the Revolver have an interest rate floor of 1.75% for LIBOR borrowings and 2.75% for Base Rate borrowings. The Term Loan bears interest, based on our option, equal to either the Base Rate or the Eurocurrency Rate, in each case, plus (i) 5.00% in the case of Base Rate loans and (ii) 6.00% in the case of Eurocurrency Rate loans. The Term Loan interest rate at September 29, 2017 was made up of a 6.00% applicable rate plus a 1.75% floor totaling 7.75%. The Revolver bears interest, based on our option, equal to either a Base Rate or a Eurocurrency Rate plus (i) a range of 4.50% to 5.00% based on the First Lien Secured Leverage Ratio in the case of Base Rate loans and (ii) a range of 5.50% to 6.00% based on the First Lien Secured Leverage Ratio in the case of Eurocurrency Rate loans. Under the New

Senior Credit Facility, if LIBOR increases over 1.75% and we continue to have no outstanding Revolver borrowings, each 25 basis point increase would result in $0.5 million in additional interest expense annually.
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

Date:	November 13, 2017	DELTA TUCKER HOLDINGS, INC.

/s/ William T. Kansky
William T. Kansky
Senior Vice President and Chief Financial Officer