Form 10-K
period 2017-12-31
Delta Tucker Holdings, Inc.
filed 2018-03-21
CIK 1514226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Yes  ☐ No  ☑
As of March 21, 2018, the registrant had 100 shares of its common stock outstanding.

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

•	the outcome of future extensions on awarded contracts and the outcomes of re-competes on existing programs;

•	changes in the demand for services provided by our joint venture partners;

•	changes due to pursuit of new commercial business in the U.S. and abroad;

•	activities of competitors and the outcome of bid protests;

•	changes in significant operating expenses;

•	impact of lower than expected win rates for new business;

•	general political, economic, regulatory and business conditions in the U.S. or in other countries in which we operate;

•	acts of war or terrorist activities, including cyber security threats;

•	variations in performance of financial markets;

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

•
implementation of the tax reform legislation known colloquially as the Tax Cuts and Jobs Act (the "Tax Act") or other tax reform implemented by the Trump Administration, and any subsequent administration or Congress;

•	changes in our tax provisions or exposure to additional income tax liabilities that could affect our profitability and cash flows;

•	uncertainty created by changes in management or other restructuring activities;

•	termination or modification of key subcontractor performance or delivery;

•	the ability to receive timely payments from prime contractors where we act as a subcontractor; and

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

Fiscal Year
The Company's quarterly period historically has ended on the last Friday of the calendar quarter, except for the fourth quarter of the fiscal year, which ends on December 31. Starting with the first quarter of calendar year 2018, we expect to begin reporting the results of our operations using a basis where each quarterly period ends on the last day of the calendar quarter. We expect that the change will be made on a prospective basis and operating results for prior quarterly periods will not be adjusted. Our fiscal year will continue to end on December 31.
This Annual Report on Form 10-K reflects the consolidated financial results of the Company for the years ended December 31, 2017, December 31, 2016 and December 31, 2015. Included in this Annual Report on Form 10-K are our audited consolidated statements of operations, comprehensive income (loss) and the related statements of deficit and cash flows for the years ended December 31, 2017, December 31, 2016 and December 31, 2015. The audited consolidated balance sheets are included for the periods as of December 31, 2017 and December 31, 2016.

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
Our customers include the U.S. DoD, the U.S. Department of State ("DoS"), the U.S. Agency for International Development ("USAID"), foreign governments, commercial customers and certain other U.S. federal, state and local government departments and agencies. Revenue from the U.S. government accounted for approximately 96%, 95% and 93% of total revenue for the years ended December 31, 2017, December 31, 2016 and December 31, 2015, respectively. Our contracts’ revenue and percentage of total revenue from the U.S. government may fluctuate from year to year. These fluctuations can be due to contract length or contract structure, such as with IDIQ type contracts. IDIQ type contracts are often awarded to multiple contractors and provide the opportunity for awarded contractors to bid on task orders issued under the contract.
Contract Types
Our contracts are typically structured with an initial base period and multiple option periods. Our contracts typically are awarded for an estimated dollar value based on the forecast of services to be provided under the contract over its maximum life. In addition, we have historically received additional revenue through increases in program scope beyond that of the original contract. These contract modifications typically consist of "over and above" requests derived from changes in customer requirements. The U.S. government is not obligated to exercise options under a contract after the base period. At the time of completion of the contract term of a U.S. government contract, the contract may be re-competed to the extent the service is still required.
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
Our business generally is performed under fixed-price, time-and-materials or cost-reimbursement contracts. Each of these is described below:

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

A single contract may be performed under one or more of the contracts types discussed above. Any of these three types of contracts may be executed under an IDIQ contract, which are often awarded to multiple contractors. An IDIQ contract does not represent a firm order for services. Our Afghanistan Life Support Services ("ALiSS") and LOGCAP IV programs are examples of IDIQ contracts. When a customer wishes to order services under an IDIQ contract, the customer issues a task order request for proposal to the contractor awardees. The contract awardees then submit proposals to the customer and task orders are typically awarded under a best-value approach. However, many IDIQ contracts permit the customer to direct work to a particular contractor.
Our historical contract mix by type, as a percentage of revenue, is indicated in the table below.

	For the years ended
Contract Type	December 31, 2017	December 31, 2016	December 31, 2015
Fixed-Price	41%	45%	44%
Time-and-Materials	5%	4%	5%
Cost-Reimbursement	54%	51%	51%
Totals	100%	100%	100%
Cost-reimbursement type contracts typically perform at lower margins than other contract types but carry lower risk of loss. We anticipate cost-reimbursement and fixed-price type contracts will continue to represent a majority of our business for calendar year 2018. The contract type indicated in the table above does not necessarily represent fixed or variable consideration under ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).
Under many of our contracts, we may rely on subcontractors to perform all or a portion of the services we are obligated to provide to our customers. We use subcontractors primarily for specialized, technical labor and certain functions such as construction and catering. We often enter into subcontract arrangements in order to meet government requirements that certain categories of services be awarded to small businesses. In some instances a third party may subcontract with us in support of their prime contract. When we are engaged as a subcontractor in support of a U.S. government contract, standard U.S. government contracting terms typically flow down to our subcontract, providing us with certain protections and obligations.
The following table sets forth our historical role as a prime contractor and subcontractor, as a percentage of revenue.

	For the years ended
Type	December 31, 2017	December 31, 2016	December 31, 2015
Prime contractor	96%	95%	93%
Subcontractor	4%	5%	7%
Totals	100%	100%	100%

Operating and Reportable Segments
The Company's organizational structure during the year ended December 31, 2017 included three operating and reporting segments: Aviation Engineering, Logistics, and Sustainment ("AELS"), Aviation Operations and Life Cycle Management ("AOLC") and DynLogistics. Our segments provide services domestically and internationally primarily under contracts with the U.S. government and operate principally within a regulatory environment subject to governmental contracting and accounting requirements, including Federal Acquisition Regulations (“FAR”), Cost Accounting Standards (“CAS”) and audits by various U.S. federal agencies. See Note 11 to the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion of segments.
A description of each of our Reportable Segments as of and for the year ended December 31, 2017 is discussed further below.

AELS
The Company's AELS segment, comprised primarily of the Company's U.S. Air Force and U.S. Navy contracts, provides the technical information and expertise to manage large fleets and bases and delivers engineering and maintenance services to help keep operations running effectively. AELS offers a full spectrum of capabilities including training, supply chain management, aircraft modernization, platform sustainment and data optimization. The Contractor Logistics Support: T-34, T-44, T-6 ("CLS T34/44/6"), Andrews Air Force Base (“Andrews AFB”) and Naval Test Wing Atlantic programs are three of the most significant programs in the AELS segment. Our CLS T34/44/6 and Naval Test Wing Atlantic programs provide maintenance and logistics support to the U.S. Navy T-34, T-44, and T-6 aircraft and maintenance and logistic support on Naval Test Wing Atlantic aircraft, respectively. Our Andrews AFB contract oversees the management of the U.S. presidential air fleet (other than Air Force One). Our T-6 COMBS Bridge contract also contributed significantly during calendar year 2017.
AOLC
The Company's AOLC segment, comprised primarily of the Company's Army aviation contracts, various contracts with Middle Eastern allied nations and historically the INL Air Wing contract, provides aircraft operations and logistics services to include modernization and refurbishments, upgrades and sustainment, and maintenance and support for key military, government and commercial customers worldwide. The INL Air Wing and the Theater Aviation Sustainment Manager - OCONUS ("TASM-O") programs are two of the most significant programs in the AOLC segment. The INL Air Wing program supports governments in multiple Latin American countries and provides support and assistance with interdiction services in Afghanistan. This program also provides intra-theater transportation services for DoS personnel throughout Iraq and Afghanistan. The TASM-O program provides aviation maintenance services under the Army Aviation Field Maintenance ("AFM") program.
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
The LOGCAP IV and War Reserve Material III ("WRM III") contracts are the most significant contracts within this segment. Under the LOGCAP IV program, which we perform under a single IDIQ contract, the U.S. Army contracts for us to perform selected services, operations and maintenance, engineering as well as construction and logistics predominately in the Middle East Theater to augment the U.S. Army, the U.S. Marine Corps and North Atlantic Treaty Organization ("NATO") forces and to release military units from combat service support missions or to fill the U.S. military resource shortfalls. In calendar year 2017, under the LOGCAP IV contract, we also established and operated base camp support related to Hurricane Maria relief operations in Puerto Rico. Under the WRM III contract, the U.S. Air Force contracts the Company to perform, outload and reconstitute the pre-positioned war reserve materiel in the U.S. Air Force Central Command Area of Responsibility as well as maintenance services on ground support equipment vehicles.
Operating and Reportable Segment Change
In January 2018, the Company amended its organizational structure to improve efficiencies within existing businesses, capitalize on new opportunities, continue international growth and expand commercial business. The Company’s three operating and reporting segments, AELS, AOLC and DynLogistics, were re-aligned into two operating and reporting segments by combining AELS and AOLC into DynAviation with DynLogistics continuing to operate as a separate segment. Each operating and reportable segment is its own reporting unit.
The Company's DynAviation segment provides worldwide maintenance of aircraft fleet and ground vehicles, which includes logistics support on aircraft and aerial firefighting services, weapons systems, and related support equipment to the DoD, other U.S. government agencies and direct contracts with foreign governments. This segment also provides foreign assistance programs to help foreign governments improve their ability to develop and implement national strategies and programs to prevent the production, trafficking and abuse of illicit drugs. The Company's DynLogistics segment is discussed above and remains unchanged.
The Company's financial results will reflect the new organizational structure beginning in its Form 10-Q for the quarter ending March 31, 2018.

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
Bureau for International Narcotics and Law Enforcement Affairs, Office of Aviation ("INL Air Wing"): The INL Air Wing program has been a part of our AOLC segment. In May 2005, the DoS awarded this contract in support of the INL Air Wing program to aid in the eradication of illegal drug operations. This program also provides intra-theater transportation services for DoS personnel throughout Iraq and Afghanistan. The services provided under this contract are fixed-price and cost-reimbursable type services. In January 2015, the DoS issued a letter notifying us that our proposal on the re-compete related to the INL Air Wing contract was outside of the competitive range and would not be considered further for award. We requested and received a pre-award debriefing of the DoS's evaluation. We filed a protest with the U.S. Government Accountability Office (“GAO”) to challenge the decision by the DoS. In October 2015 we received notification of a new competitive range decision that reinstated our proposal back into the competitive range for the re-compete regarding services after October 2016. We submitted our final proposal on May 4, 2016 and on September 1, 2016, we were notified that the DoS had awarded the re-compete of the INL Air Wing contract to another company. On September 11, 2016, we filed a protest with the GAO challenging the DoS agency’s award determination. On September 27, 2016, AOLC finalized negotiations with the DoS Office of Acquisition Management regarding an extension of services on the INL Air Wing program and definitized an agreement for a one-year extension through October 31, 2017. On December 21, 2016, we were notified that the GAO denied our protest of the DoS agency’s award determination of the INL Air Wing contract to another company. On September 29, 2017, AOLC finalized negotiations with the DoS Office of Acquisition Management regarding an extension of services for several locations on the INL Air Wing program and definitized an agreement for a six-month extension through April 30, 2018. On October 31, 2017, the U.S Court of Federal Claims issued a ruling dismissing our protest on the re-compete of the INL Air Wing contract. On November 14, 2017, we appealed that decision to the U.S. Court of Appeals for the Federal Circuit, where we continue to pursue legal recourse.
Contractor Logistics Support: C-12, C-26, UC-35 and T-6 Transport ("CLS Transport"): The CLS Transport contract has been a part of our AOLC segment. This contract was awarded in May 2017 for logistics support services for government-owned fixed-wing fleets performing transport aircraft missions (C-12, C-26 and UC-35 fleets, with limited services for T-6 fleets). The contract has a one-year initial period and five one-year option periods with the last option including a three month transition period and is a hybrid firm-fixed-price, cost-plus incentive fee contract.
Theater Aviation Sustainment Manager - OCONUS ("TASM-O"): The TASM-O contract has been a part of our AOLC segment. This contract was awarded in September 2013 to provide aviation maintenance services under the Army Aviation Field Maintenance ("AFM") program. The hybrid firm-fixed-price, cost-plus incentive fee contract has a one year base period plus four one-year option periods.
Contractor Logistics Support: T-34, T-44, T-6 ("CLS T34/44/6"): The CLS T34/44/6 program has been a part of our AELS segment. This contract was awarded in November 2014 to provide maintenance and logistics support to the United States Navy T-34, T-44, and T-6 aircraft programs. The services provided under this contract are fixed-price and cost-reimbursable type services. The contract has a one year base period plus four one-year option periods.
Naval Test Wing Atlantic: The Naval Test Wing Atlantic contract has been a part of our AELS segment and is the follow-on program from the Naval Test Wing Patuxent River MD contract awarded to us in July 2011. The Naval Test Wing Atlantic contract commenced in April 2017 to provide organization level maintenance and logistic support on all aircraft and support equipment for which the Naval Test Wing Atlantic has maintenance responsibility. Labor and services will be provided to perform safety studies, off-site aircraft safety and spill containment patrols and aircraft recovery services. The contract has a one-year base period and four one-year option periods and is a cost-plus-fixed-fee contract with a smaller portion of fixed-price services.
War Reserve Materiel ("WRM III"): The WRM III contract is a part of our DynLogistics segment and is the follow-on program from the War Reserve Materiel II contract awarded to us in June 2008 and the War Reserve Materiel contract awarded to us in May 2000. WRM III was awarded in January 2017 to manage the U.S. Air Force Central Command Area of Responsibility War Reserve Materiel Pre-positioning program, which includes operations in Oman, Bahrain, Qatar, Kuwait, United Arab Emirates and two locations in the United States (Yorktown, Virginia and Shaw Air Force base, South Carolina). Through this contract, we store, maintain and deploy assets such as tents, generators, vehicles, kitchens and medical supplies to deployed forces. WRM III continues to partner with the U.S. Air Force Central Command in the development of new and innovative approaches to asset management. The contract has a three-month transition period, five-month base period and seven one-year option periods and is a cost-plus-fixed-fee contract with a smaller portion of fixed-price services.

Andrews Air Force Base ("Andrews AFB"): The Andrews AFB program has been a part of our AELS segment. Under the Andrews AFB contract, we perform aviation maintenance and support services, which include full back shop support, organizational level maintenance, fleet fuel services, launch and recovery, supply and Federal Aviation Administration ("FAA") repair services. Under this program we oversee the management of the U.S. presidential air fleet (other than Air Force One). Our principal customer under this contract is the U.S. Air Force. This contract was entered into September 2011, with the majority of contractual services provided on a fixed-price basis. The contract has a one-year base period plus six one-year option periods and one four-month option period.
Afghanistan Life Support Services ("ALiSS"): The ALiSS contract is a part of our DynLogistics segment. This contract was awarded in January 2015 to provide the DoS’s Bureau of South and Central Asian Affairs with life support services for the U.S. mission in Afghanistan, the U.S. Embassy in Kabul, and other U.S. government sites within the country. The IDIQ contract has a one-year base period with four, one-year option periods and is a hybrid firm-fixed-price, cost-plus fixed fee, and cost reimbursable contract.
Naval Test Wing Pacific O-Level Maintenance ("Naval Test Wing Pacific"): The Naval Test Wing Pacific contract has been a part of our AELS segment. This contract was awarded in August 2017 to provide logistics services for aircraft and support for equipment at the Naval Air Systems Command Sea Test Range at Point Mugu, California and Naval Air Weapons Station at China Lake, California. The contract has a one-year base period and four one-year option periods and is a cost-plus-fixed-fee contract with a smaller portion of fixed-price services.

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
Key Contracts
The following table sets forth certain information for our principal contracts, including the initial start and end dates and the principal customer for each contract as of December 31, 2017:

Contract	Segment	Principal Customer	Initial/Current Award Date	Contract End Date	Estimated Total Contract Value (1)
LOGCAP IV (2)	DynLogistics	U.S. Army	Apr-2008	Apr-2018 (3)	$7.04 billion
INL Air Wing	AOLC	DoS	Jan-2001 / May-2005	Apr-2018	$5.27 billion
CLS Transport	AOLC	U.S. Navy	Jun-2017	May-2023	$782 million
TASM-O	AOLC	U.S. Army	Sep-2013	Dec-2018	$683 million
CLS T34/44/6	AELS	U.S. Navy	Nov-2014	Sep-2019	$676 million
Naval Test Wing Atlantic	AELS	U.S. Navy	Apr-2017	Mar-2022	$547 million
WRM III	DynLogistics	U.S. Air Force	May-2000 / Jun-2008 / Feb-2017	Sep-2024	$474 million
Andrews AFB	AELS	U.S. Air Force	Sep-2011	Dec-2018	$459 million
ALiSS	DynLogistics	DoS	Jan-2015	Jan-2020	$383 million
Naval Test Wing Pacific	AELS	U.S. Navy	Nov-2017	Oct-2022	$276 million

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

(3)
While LOGCAP IV technically ends in April 2018, we are working with the customer on an extension which we believe will be executed prior to the end of the current period of performance. The extension will allow us to continue to serve our customer on this important program until LOGCAP V is awarded. We believe we are well positioned to be an awardee under LOGCAP V.

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
We believe that our principal competitors include AAR CORP, AECOM, Aerospace Industrial Development Corporation, Leonardo Alsalam Aircraft Company, BAE Systems, Boeing Company, Booz Allen Hamilton, CACI, CH2M Hill/Jacobs, Constellis, DRS, DXC Technology, Elbit Systems Ltd., Engility Corporation/Engility Holdings, Inc., Fluor Corporation, Honeywell, IAP Worldwide Services, Inc., KBR, Inc., L3 Technologies, Lear Siegler, Leidos, Pacific Architects and Engineers (PAE), PKL Services, Inc., Lockheed Martin/Sikorsky Inc., M1 Support Services, ManTech International Corporation, Mission Essential, Northrop Grumman Corporation, Raytheon Company, Risk Management Solutions, Science Applications International Corporation, Serco Group plc, Textron, United Technologies Corporation and Vectrus. We believe that the primary competitive factors for our services include reputation, technical skills, past contract performance, experience in the industry (including our aircraft platform experience), cost competitiveness and customer relationships.

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
The following table sets forth our approximate backlog as of the dates indicated:

	December 31, 2017
(Amounts in millions)	AELS	AOLC	DynLogistics	Total
Funded backlog	$257	$328	$383	$968
Unfunded backlog	1,109	921	1,171	3,201
Total backlog	$1,366	$1,249	$1,554	$4,169

	December 31, 2016
(Amounts in millions)	AELS	AOLC	DynLogistics	Total
Funded backlog	$291	$789	$323	$1,403
Unfunded backlog	1,133	263	917	2,313
Total backlog	$1,424	$1,052	$1,240	$3,716
The increase in backlog as of December 31, 2017 was primarily due to new contract wins within the DynLogistics segment, partially offset by revenue recognized on current programs during the year ended December 31, 2017.
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
Regulatory Matters
Contracts with the U.S. government are subject to a multitude of regulatory requirements, including but not limited to the FAR and the Defense Federal Acquisition Regulation Supplement ("DFARS"), which set forth policies, procedures and requirements for the acquisition of goods and services by the U.S. government. Under U.S. government regulations certain costs, including certain financing costs, lobbying expenses, certain types of legal expenses and certain marketing expenses related to the preparation of bids and proposals are not allowed for pricing purposes and calculation of contract reimbursement rates under cost-reimbursement contracts. The U.S. government also regulates the methods by which allowable costs may be allocated to U.S. government contracts.
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
The Defense Contract Audit Agency ("DCAA") performs these audits on behalf of the U.S. government. The DCAA also reviews and opines on the adequacy of, and our compliance with, our internal control systems and policies, including Accounting, Purchasing, Property, Estimating, Earned Value Management and Material Management Systems. The DCAA has the right to perform audits on our incurred costs on all flexibly-priced contracts on an annual basis. We have DCAA auditors on-site to monitor our billing and back office operations. An adverse finding under a DCAA audit could result in a recommendation of disallowed costs under a U.S. government contract, termination of U.S. government contracts, forfeiture of profits, withholding of payments, fines, suspension or prohibition from doing business with the U.S. government. In the event that an audit by the DCAA recommends disallowance of our costs under a contract, we have the right to appeal the findings of the audit under applicable dispute resolution provisions. Approval of submitted annual incurred costs claims can take many years. All of our incurred costs claims for U.S. government contracts completed through fiscal year 2012 have been audited by the DCAA and negotiated by the Defense Contract Management Agency ("DCMA"). Incurred cost claim audits for subsequent periods are ongoing. See "Item 1A. Risk Factors - A negative audit or other actions by the U.S. government could adversely affect our operating performance."
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

Employees
As of December 31, 2017, we had approximately 13,100 personnel located in approximately 34 countries in which we have operations, of which approximately 4,300 are employees of our affiliates. Employees represented by labor unions totaled approximately 3,900. We believe the working relations with our employees and our unions are in good standing.

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
We may not be able to generate sufficient cash to service all of our indebtedness, including the New Senior Credit Facility, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
Our new senior secured credit facility (the "New Senior Credit Facility") requires us to use a portion of our Excess Cash Flow to make additional principal payments. Our New Senior Credit Facility also requires us to make a $22.5 million principal payment on the term loan facility (the "Term Loan") no later than June 15, 2018, which amounts may be reduced as a result of the application of certain repayments, including our Excess Cash Flow payment. Based on our annual financial results for the year ended December 31, 2017 we are required to make an additional principal payment of $54.9 million under the Excess Cash Flow requirement by March 28, 2018, which we paid on March 21, 2018. As a result of the additional principal payment of $54.9 million under the Excess Cash Flow requirement paid on March 21, 2018, we have satisfied the June 15, 2018 $22.5 million principal payment requirement on the Term Loan.
Our ability to repay our New Senior Credit Facility depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to repay the New Senior Credit Facility by the principal due dates or to pay principal or interest on our other outstanding indebtedness.
If our cash flows and capital resources are insufficient to repay our New Senior Credit Facility by the principal due dates or to pay the principal and interest on our other outstanding indebtedness, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments, including the Indenture governing the 11.875% Senior Secured Second Lien Notes due November 30, 2020 (the "New Notes") and the credit agreements governing the New Senior Credit Facility and the Cerberus 3L Notes, may restrict us from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.
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
If we were unable to repay those amounts, the Agent under our New Senior Credit Facility could proceed against the collateral granted to them to secure that indebtedness. We have pledged a significant portion of our assets as collateral under our New Senior Credit Facility. If the Agent or lenders under the New Senior Credit Facility accelerate the repayment of borrowings, the proceeds from the sale or foreclosure upon such assets will first be used to repay debt under our New Senior Credit Facility, and we may not have sufficient assets to repay our secured and unsecured indebtedness thereafter, including our New Notes and the Cerberus 3L Notes.
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
Despite our indebtedness level, we and our subsidiaries still may be able to incur significant additional amounts of debt, which could further exacerbate the risks associated with our substantial indebtedness.
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
In addition to the $65.5 million which is available to us for borrowing under our revolving credit facility subject to certain conditions, the terms of our New Senior Credit Facility permit us to increase the amount available under our revolving credit facilities by up to an aggregate of $15 million if we are able to obtain loan commitments from a non-debt fund affiliate of Cerberus and satisfy certain other conditions, including our having capacity to incur such indebtedness under the Indenture governing our New Notes and the credit agreements governing the New Senior Credit Facility and the Cerberus 3L Notes. Additionally, we can take on more debt as long as we comply with the covenants in the Indenture governing the New Notes and the credit agreements governing the New Senior Credit Facility and the Cerberus 3L Notes. If new debt is added to our and our subsidiaries' existing debt levels, the related risks that we face would increase. In addition, the agreements governing our debt obligations do not prevent us from incurring obligations that do not constitute indebtedness under those agreements.
Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations under our debt obligations.
As of December 31, 2017, we are leveraged with our total carrying amount of indebtedness of approximately $593.7 million. We had $65.5 million available for borrowing under our revolving credit facility subject to certain conditions, and the terms of the New Senior Credit Facility permit us to increase the amount available under our revolving credit facilities by up to $15 million if we are able to obtain loan commitments from a non-debt fund affiliate of Cerberus and satisfy certain other conditions, including our having capacity to incur such indebtedness under the Indenture governing the New Notes and the credit agreement governing the Cerberus 3L Notes.
Our degree of leverage could have important consequences including:

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

•
limiting our ability to obtain additional debt or equity financing for working capital, capital expenditures, business development, debt service requirements, acquisitions and general corporate or other purposes; and

•
limiting our flexibility in planning for, or reacting to, changes in our business or market conditions and placing us at a competitive disadvantage compared to our competitors who are less leveraged and who therefore, may be able to take advantage of opportunities that our leverage prevents us from exploiting.

Our interest expense could increase if interest rates increase above the stated LIBOR floor levels in our New Senior Credit Facility because the entire amount of the indebtedness under our New Senior Credit Facility bears interest at a variable rate. At December 31, 2017, we had approximately $182.3 million aggregate principal amount of variable rate indebtedness under our New Senior Credit Facility. A 100 basis point increase over the LIBOR floor levels would increase our annual interest expense by approximately $1.8 million.
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
Our U.S. government contracts typically have an initial base period with multiple option periods, exercisable at the discretion of the U.S. government at previously negotiated prices. The U.S. government is not obligated to exercise any option period under a contract. The U.S. government can unilaterally exercise these option periods even if the terms are unfavorable to us. Furthermore, the U.S. government is typically required to re-compete all programs and, therefore, may not automatically renew a contract. In addition, at the time of completion of any of our U.S. government contracts, the contract is frequently required to be re-competed if the U.S. government still requires the services covered by the contract.
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
Our consolidated operating income margin for the years ended December 31, 2017 and December 31, 2016 were 5.2% and 1.4%, respectively. Within our portfolio of contracts, certain contracts vary from the consolidated operating income margin. For example, our loss contracts diminish our consolidated operating margin while other contracts have margins that are significantly higher than the consolidated operating income margin.
The significance of any one contract can change as our business expands or contracts. As contract modifications, contract extensions or other contract actions occur, the profitability of any one contract can significantly change and as a result, become more or less significant to the Company. As contracts are re-competed, the scope, scale or profitability or other contract elements of the new contract could materially differ from the original contract. Any such changes or the addition of new loss contracts or negative changes to profitable contracts could adversely affect our operating performance and may result in additional expenses or loss of revenue.
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
Because of the nature of our business, it is not unusual for us to lose contracts to competitors or to gain contracts once held by competitors during re-compete periods. For a discussion of the recent events related to the re-compete for the INL Air Wing contract, see “Item 1. Business-Key Contracts -- Bureau for International Narcotics and Law Enforcement Affairs, Office of Aviation ("INL Air Wing").”
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
Certain regions in which we operate are highly unstable. Insurgent activities in the areas in which we operate may cause further destabilization in these regions. There can be no assurance that the regions in which we operate will continue to be stable enough to allow us to operate profitably or at all. Insurgents in Iraq and Afghanistan have targeted installations where we have personnel, and these insurgents have contributed to instability in these countries. This could impair our ability to attract and deploy personnel to perform services in either or both locations. In addition, we may be required to increase compensation to our personnel as an incentive to deploy them to these regions. Historically, we have been able to recover this added cost under our contracts, but there is no guarantee that future increases, if required, will be able to be transferred to our customers through our contracts. To the extent that we are unable to transfer such increased compensation costs to our customers, our operating margins would be adversely impacted, which could adversely affect our operating performance.
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
A large portion of our business is conducted internationally. Consequently, we are subject to a variety of risks that are specific to international operations, including the following:

•	export controls regulations that could erode profit margins or restrict exports;

•	compliance with the U.S. Foreign Corrupt Practices Act, the UK Bribery Act, and other international anti-corruption laws;

•	the burden and cost of compliance with foreign laws, treaties and technical standards and changes in those regulations;

•	contract award and funding delays;

•	potential restrictions on transfers of funds;

•	foreign currency fluctuations;

•	potential claims filed in foreign courts and judicial systems;

•	foreign adjustments associated with uncertain tax benefits;

•	import and export duties and value added taxes;

•	transportation delays and interruptions;

•	uncertainties arising from foreign local business practices and cultural considerations;

•	requirements by foreign governments that we locally invest a minimum level as part of our contracts with them, which may not yield any return;

•	potential military conflicts, civil strife and political risks; and

•	embargoes.
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
The DoD issued the final DFARS rule in 2012 which allows withholding of a percentage of payments when a contractor's business system has one or more significant deficiencies. The DFARS rule applies to CAS covered contracts that have the DFARS clause in the contract terms and conditions. Contracting officers may withhold 5% of contract payments for one or more significant deficiencies in any single contractor business system or up 10% of contract payments for significant deficiencies in multiple contractor business systems. A significant deficiency is defined as a "shortcoming in the system that materially affects the ability of officials of the DoD to rely upon information produced by the system that is needed for management purposes." The final rule was applicable to new DoD contracts awarded after February 2012.
Proceedings against us in domestic and foreign courts could result in legal costs and adverse monetary judgments, adversely affecting our operating performance and causing harm to our reputation.
We are involved in various domestic and foreign claims and lawsuits from time to time. In the event that a court decides against us in these lawsuits, and we are unable to obtain indemnification from the U.S. government, or contributions from the other defendants, we may incur substantial costs, which could have a significant impact on our results of operations. Many uncertainties exist surrounding foreign litigations and claims. We continue to assess such claims as they are made, however, it is not possible to determine the ultimate outcome. An adverse ruling in these cases could also adversely affect our reputation and have a material adverse effect on our ability to win future government contracts.
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
As of December 31, 2017, we had approximately 13,100 personnel, of which approximately 4,300 are employees of our affiliates. Employees represented by labor unions totaled approximately 3,900. As of December 31, 2017, we had approximately 44 collective bargaining agreements with these unions. The length of these agreements varies, with the longest expiring in September 2021. There can be no assurance that we will not experience labor disruptions associated with the expiration or renegotiation of collective bargaining agreements or otherwise. We could experience a significant disruption of operations and increased operating costs as a result of higher wages or benefits paid to union members, which could adversely affect our operating performance and may result in additional expenses and possible loss of revenue.
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
We prepare our Consolidated Financial Statements in accordance with GAAP. These principles are subject to interpretation by various bodies, including the SEC and the Financial Accounting Standards Board ("FASB"), formed to interpret and create appropriate accounting principles. From time to time the SEC and the FASB change the financial accounting and reporting standards or the interpretation of those standards that govern the preparation of our Consolidated Financial Statements. These changes are beyond our control, can be hard to predict and could materially impact how we report our results of operations and financial position. A change in these principles could have a significant effect on our reported results and may even retroactively affect previously reported transactions and financial statements.
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
Goodwill and other intangible assets are significant assets on our balance sheet, with an aggregate balance of $42.1 million and $55.3 million, respectively, as of December 31, 2017. We assess goodwill and other intangible assets with indefinite lives for impairment annually in October and when an event occurs or circumstances change that would suggest a triggering event. If a triggering event is identified, an impairment test is performed to identify any possible impairment in the period in which the event is identified. The annual impairment test requires us to determine the fair value of our reporting units in comparison to their carrying values. A decline in the estimated fair value of a reporting unit or asset group could result in an impairment, and a related non-cash impairment charge against earnings, if estimated fair value for the reporting unit is less than the carrying value of the net assets of the reporting unit.
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
We are subject to income taxes in the U.S. and many foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. Domestically, U.S. income tax reform could have a material impact on our business. On December 22, 2017, the President of the United States signed into law the Tax Act. The Tax Act amends the Internal Revenue Code to reduce federal corporate income tax rate from 35% to 21%, amongst many other complex provisions, and requires the valuation of deferred tax assets and liabilities applying the rates prescribed by the enacted Tax Act for the period in which such deferred tax assets and liabilities are expected to reverse resulting in a remeasurement of our net deferred taxes through the income tax provision. SEC Staff Accounting Bulletin (“SAB”) 118 allows us to provide a provisional estimate of the impacts of the Tax Act due to the complexities involved in accounting for the enactment of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the enactment of the Tax Act to complete the accounting under ASC 740, Income Taxes. The enacted Tax Act reduced our deductible interest expense, prevented the deferral of revenue on unbilled receivables and required us to recognize revenue previously deferred over a four-year period under Internal Revenue Code Section 481. Due to the future expected limitation on deductible interest, the Company anticipates that it will create an indefinite lived deferred tax asset that necessities a release of its current indefinite lived deferred tax liabilities. The ultimate impact of the Tax Act may differ from our current estimates due to changes in interpretations and assumptions made by us as well as the issuance of any further regulations or guidance that may alter the operation of the U.S. federal income tax code. Various uncertainties also exist in terms of how U.S. states and any foreign countries within which we operate will react to the Tax Act, which could have additional impacts on our business. Changes in applicable domestic or foreign income tax laws and regulations, or their interpretation, could result in higher or lower income tax rates assessed or changes in the taxability of certain sales or the deductibility of certain expenses, thereby affecting our income tax expense and profitability. Furthermore, in the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

ITEM 2. PROPERTIES.
We are headquartered in McLean, Virginia with major administrative offices in Fort Worth, Texas. As of December 31, 2017, we leased approximately 36 commercial facilities in 15 countries used in connection with the various services rendered to our customers. Lease expirations range from month-to-month to seven years. Upon expiration of our leases, we do not anticipate any difficulty in obtaining renewals or alternative space. Many of our current leases are non-cancelable. We do not own any real property.
The following locations represent our primary leased properties as of December 31, 2017:

Location	Description	Segment	Size (sq ft)[1]
Fort Worth, TX(2)	Executive offices - Finance and Administration, AELS Headquarters	Headquarters & AELS	218,925
Salalah Port, Oman	Warehouse and storage - WRM III Program	DynLogistics	125,000
McLean, VA	Executive offices - Headquarters	Headquarters	79,035
Springfield, VA	Warehouse and offices - G4 Worldwide Logistics Support Program	DynLogistics	69,818
Palm Shores, FL	Offices - INL Air Wing Program	AOLC	35,080
Lorton, VA	Warehouse and offices - Global IT Modernization ("GITM") Program	DynLogistics	30,560
McClellan, CA	Warehouse - California Fire Program	AELS	18,800
Dubai, UAE	Executive offices - DIFZ Finance and Administration	Headquarters	17,698
Huntsville, AL	Business office - AOLC Headquarters	AOLC	17,074
Bangalore, India	Business office - Finance and Administration	Headquarters	16,467

(1)	Includes total square footage leased per agreements between the Company and lessors.

(2)	Includes 153,475 square feet utilized for Executive Offices and 65,450 square feet which we have subleased or are in the process of subleasing.
We believe that substantially all of our property and equipment is in good condition, subject to normal use, and that our facilities have sufficient capacity to meet the current and projected needs of our business through calendar year 2018.

ITEM 3. LEGAL PROCEEDINGS.
Information required with respect to this item is set forth in Note 8 to the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Not applicable.

ITEM 6. SELECTED FINANCIAL DATA.
The selected historical consolidated financial data for the years ended December 31, 2017, December 31, 2016, December 31, 2015, December 31, 2014 and December 31, 2013 is presented in the table below.
This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the consolidated financial statements and related notes thereto, included elsewhere in this Annual Report on Form 10-K.

	Delta Tucker Holdings, Inc.
	For the years ended
	December 31, 2017	December 31, 2016	December 31, 2015	December 31, 2014	December 31, 2013
(Amounts in thousands)
Results of operations:
Revenue	$2,004,436	$1,836,154	$1,923,177	$2,252,309	$3,287,184
Cost of services	(1,761,534)	(1,636,331)	(1,721,679)	(2,072,865)	(2,987,253)
Selling, general and administrative expenses	(107,832)	(139,531)	(144,675)	(146,881)	(149,925)
Depreciation and amortization	(32,242)	(34,889)	(34,986)	(48,582)	(48,628)
Earnings from equity method investees	667	1,066	140	10,077	4,570
Impairment of goodwill, intangibles and long lived assets (1)	—	(1,782)	(96,696)	(214,004)	(312,728)
Operating income (loss)	103,495	24,687	(74,719)	(219,946)	(206,780)
Interest expense	(70,717)	(72,361)	(68,824)	(70,783)	(78,826)
Loss on early extinguishment of debt	(24)	(328)	—	(1,362)	(703)
Interest income	353	212	110	221	157
Other income (expense), net	416	4,935	3,968	3,680	(810)
(Provision) benefit for income taxes	(1,722)	(10,138)	8,672	20,570	37,461
Net income (loss)	31,801	(52,993)	(130,793)	(267,620)	(249,501)
Noncontrolling interests	(1,201)	(1,071)	(1,809)	(2,160)	(4,235)
Net income (loss) attributable to Delta Tucker Holdings, Inc.	$30,600	$(54,064)	$(132,602)	$(269,780)	$(253,736)
Cash flow data: (2)
Net cash provided by operating activities	73,199	41,153	19,586	24,425	137,502
Net cash used in investing activities	(6,842)	(9,997)	(2,735)	(4,674)	(7,971)
Net cash used in financing activities	(23,989)	(14,777)	(2,059)	(97,544)	(77,461)
Balance sheet data (end of period):
Cash and cash equivalents	168,250	118,218	108,782	94,004	170,845
Total assets	735,717	676,537	784,689	982,487	1,499,921
Total indebtedness	580,691	632,456	637,031	642,272	732,272
Total (deficit) equity attributable to Delta Tucker Holdings, Inc.	(195,456)	(267,392)	(213,962)	(82,766)	183,785
Total (deficit) equity	(189,927)	(261,937)	(208,170)	(77,277)	189,660
Other financial data:
Purchases of property and equipment and software	10,146	7,980	4,734	10,343	10,346
Backlog (3)	4,169,000	3,716,000	3,042,000	3,331,000	3,980,000

(1)
The Company recorded impairment charges of $1.8 million, $96.7 million, $214.0 million and $312.7 million for the years ended December 31, 2016, December 31, 2015, December 31, 2014 and December 31, 2013, respectively. The impairment charge for the year ended December 31, 2016 related to our investment in affiliates. Of the $96.7 million recorded in calendar year 2015, $86.8 million related to goodwill, $5.2 million related to certain intangibles and indefinite-lived tradename and $4.7 million related to assets held for sale. Of the $214.0 million recorded in calendar year 2014, $164.9 million related to goodwill, $33.4 million related to customer-relationship intangibles, $14.5 million related to indefinite-lived tradename, $1.0 million related to helicopters and $0.2 million related to software. Of the $312.7 million recorded in calendar year 2013, $310.3 million was related to goodwill and $2.4 million was related to helicopters.

(2)
The Company adopted ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash during calendar year 2017 and the Company recast its consolidated statements of cash flows for the years ended December 31, 2016, December 31, 2015, December 31, 2014 and December 31, 2013.

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
The Company's organizational structure included three operating and reporting segments during the year ended December 31, 2017: Aviation Engineering, Logistics, and Sustainment ("AELS"), Aviation Operations and Life Cycle Management ("AOLC") and DynLogistics. AELS, AOLC and DynLogistics segments operate principally within a regulatory environment subject to governmental contracting and accounting requirements, including Federal Acquisition Regulations ("FAR"), Cost Accounting Standards ("CAS") and audits by various U.S. federal agencies.
In January 2018, the Company amended its organizational structure to improve efficiencies within existing businesses, capitalize on new opportunities, continue international growth and expand commercial business. The Company’s three operating and reporting segments, AELS, AOLC and DynLogistics, were re-aligned into two operating and reporting segments by combining AELS and AOLC into DynAviation with DynLogistics continuing to operate as a separate segment. The Company will include the new operating and reporting segments in its Form 10-Q for the quarter ending March 31, 2018.
As of December 31, 2017, we employed or managed approximately 13,100 personnel, including approximately 4,300 personnel from our affiliates. We operate in approximately 34 countries through approximately 52 active contracts and 50 active task orders.
Current Operating Environment and Outlook
External Factors
Our business is primarily derived from U.S. government contracts to support U.S. foreign policy and national security objectives around the globe. Therefore, federal budgets and spending allocations for these activities, as well as the alignment of the Company’s capabilities with policy priorities, guide our ability to grow the business and increase revenues. Congress recently passed and the President signed into law the Bipartisan Budget Act of 2018, which is a new two-year budget agreement that significantly increases defense spending in fiscal years 2018 and 2019. The new budget agreement also provides the near-term budget clarity and stability our industry desired and is driving a positive business environment and projected growth in the defense services sector.
Specifically, the Bipartisan Budget Act of 2018 increases the mandated spending caps for base budget defense spending set forth in the Budget Control Act of 2011 by $80 billion in fiscal year 2018 and $85 billion in fiscal year 2019. While Congress is still negotiating final funding levels, projected fiscal year 2018 spending for the National Defense Budget accounts, which includes base budget, Overseas Contingency Operations ("OCO") funding and funding of other agencies, is expected to be $700 billion, which represents a $32 billion or 5% increase above the original fiscal year 2018 President’s Budget Request. For fiscal year 2019, the President’s Budget Request for defense is $716 billion which aligns with the new budget agreement and reflects compounding increases in the defense budget.
Growth in the defense budget combined with the prioritization of readiness and ongoing operations aligns with DynCorp International’s core offerings and favors continued growth. However, U.S. policy and budget decisions do not exist in a vacuum, and global events shape adjustments to policies, as well as the funding levels and mechanisms to support these shifts. External factors influencing the industry continue to include:

•	Disruptions to funding caused by a government shutdown or continuing resolutions;

•	Increased competition, and opportunity, caused by IDIQs and other bidding trends;

•	Readiness driven requirements to maintain and sustain equipment;

•	Troop levels and tempo of operations in Afghanistan;

•	Conflicts in Iraq, Syria and the wider Middle East;

•	North Korea’s nuclear program and belligerent behavior;

•	Russian aggression in Europe and the Middle East; and

•	Increased instability and challenges to the existing international framework.
Legislatively, the industry is encouraged that Congress will be able to agree on final fiscal year appropriations for the expiration of the current continuing resolution allowing government customers to accelerate contracting activity. Internationally, the new strategy in Afghanistan increased the U.S. footprint and related operational tempo, which also requires equivalent contractor support services. In addition to Afghanistan, the wider geopolitical environment, especially in the Middle East and the Korean peninsula, will likely be marked by continued instability for the foreseeable future which argues for continued robust OCO funding.
We believe the following longer-term industry trends demonstrate the continued demand for the types of services we provide:

•	Realignment of the military force structure, leading to increased outsourcing of non-combat functions, including life cycle;

•	Asset management of equipment ranging from operational, immediate and depot-level maintenance;

•	Requirement to maintain, overhaul and upgrade for returning rolling stocks and aging platforms;

•	Sustain and support forward-deployed rotational troops and equipment; and

•	Growth in outsourcing by foreign allies of maintenance, supply-support, facilities management, infrastructure upgrades, and construction management related services.
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
Notable events for the year ended December 31, 2017 and to date

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

•
On September 29, 2017, AOLC finalized negotiations with the DoS Office of Acquisition Management regarding an extension of services for several locations on the INL Air Wing program and definitized an agreement for a six-month extension through April 30, 2018. In the fourth quarter of 2017, the extension was definitized and has a total potential value of $120 million. On October 31, 2017, the U.S. Court of Federal Claims issued a ruling dismissing our protest on the re-compete of the INL Air Wing contract. On November 14, 2017, we appealed that decision to the U.S. Court of Appeals for the Federal Circuit, where we continue to pursue legal recourse.

•
On October 4, 2017, DynLogistics announced the award of a change order to establish and operate base camp support for DoD Title 10 Forces, the National Guard, the Federal Emergency Response Agency ("FEMA") personnel and First Responders supporting Hurricane Maria relief operations in Puerto Rico under the LOGCAP IV contract. The change order has a total potential value of $69.8 million.

•
On November 30, 2017, DynLogistics announced the award of a change order to support material management and logistics services for the U.S. Army Corps of Engineers’ ("USACE") South Atlantic Division, Task Force Power Restoration in Puerto Rico on the Northcom task order under the LOGCAP IV contract. The change order has a total potential value of $22.1 million.

•	In January 2018, the Company changed its three operating and reportable segments, DynLogistics, AELS and AOLC, to two operating and reportable segments: DynLogistics and DynAviation.

•
In February 2018, DynLogistics announced the award of a contract extension from the United States Army Contracting Command to provide advisory, training and mentoring services to the Afghanistan Ministry of Defense. The extension has a one-year base period and two two-month options and a total potential value of $54.2 million.

•
In February 2018, DynLogistics announced the award of a contract extension from the United States Army Contracting Command to provide advisory, training and mentoring services to the Afghanistan Ministry of Interior. The extension has a one-year base period and two two-month options and a total potential value of $67.2 million.

•
On March 7, 2018, DynLogistics announced the award of a contract modification to support the U.S. Army Garrison-Kwajalein Atoll (USAG-KA) on the U.S. Army Pacific Command (“PACOM”) task order under the LOGCAP IV contract. The modification has a period of performance from March 1, 2018 to September 12, 2018 and a total potential value of $45.6 million.

•
On March 21, 2018, we made an additional principal payment of $54.9 million under the Excess Cash Flow requirement which satisfied the June 15, 2018 $22.5 million principal payment requirement on the Term Loan.

Results of Operations
The results of operations presented are for the years ended December 31, 2017, December 31, 2016, and December 31, 2015.

Delta Tucker Holdings, Inc. Results of Operations for the years ended December 31, 2017, December 31, 2016, and December 31, 2015
The following table sets forth our consolidated statements of operations, both in dollars and as a percentage of revenue, for the years ended December 31, 2017, December 31, 2016, and December 31, 2015:

	For the years ended
	December 31, 2017		December 31, 2016		December 31, 2015
(Amounts in thousands)
Revenue	$2,004,436	100.0%	$1,836,154	100.0%	$1,923,177	100.0%
Cost of services	(1,761,534)	(87.9)%	(1,636,331)	(89.1)%	(1,721,679)	(89.5)%
Selling, general and administrative expenses	(107,832)	(5.3)%	(139,531)	(7.6)%	(144,675)	(7.5)%
Depreciation and amortization expense	(32,242)	(1.6)%	(34,889)	(1.9)%	(34,986)	(1.8)%
Earnings from equity method investees	667	—%	1,066	0.1%	140	—%
Impairment of goodwill, intangibles and long lived assets	—	—%	(1,782)	(0.1)%	(96,696)	(5.0)%
Operating income (loss)	103,495	5.2%	24,687	1.4%	(74,719)	(3.8)%
Interest expense	(70,717)	(3.5)%	(72,361)	(3.9)%	(68,824)	(3.6)%
Loss on early extinguishment of debt	(24)	—%	(328)	—%	—	—%
Interest income	353	—%	212	—%	110	—%
Other income, net	416	—%	4,935	0.3%	3,968	0.2%
Income (loss) before income taxes	33,523	1.7%	(42,855)	(2.2)%	(139,465)	(7.2)%
(Provision) benefit for income taxes	(1,722)	(0.1)%	(10,138)	(0.6)%	8,672	0.5%
Net income (loss)	31,801	1.6%	(52,993)	(2.8)%	(130,793)	(6.7)%
Noncontrolling interests	(1,201)	(0.1)%	(1,071)	(0.1)%	(1,809)	(0.1)%
Net income (loss) attributable to Delta Tucker Holdings, Inc.	$30,600	1.5%	$(54,064)	(2.9)%	$(132,602)	(6.8)%
Results of Operations 2017 vs 2016
Revenue — Revenue for the year ended December 31, 2017 was $2,004.4 million, an increase of $168.3 million or 9.2%, compared to the year ended December 31, 2016. The increase was primarily due to increased scope on the LOGCAP IV and ALiSS programs, the new G4 Worldwide Logistics Support and CLS Transport contracts, and the performance of the TASM-O and the T-6 Contractor Operated and Maintained Base Supply ("T-6 COMBS") and T-6 Bridge contracts. The increase in revenue was partially offset by decreased volume on the INL Air Wing program and the completion of the Sheppard Air Force Base and F2AST contracts. See further discussion of our revenue results in the "Results by Segment" section below.
Cost of services — Cost of services are comprised of direct labor, direct material, overhead, subcontractors, travel, supplies and other miscellaneous costs. Cost of services for the year ended December 31, 2017 was $1,761.5 million, an increase of $125.2 million, or 7.7%, compared to the year ended December 31, 2016. The increase in Cost of services was primarily driven by the increase in revenue, as discussed above. As a percentage of revenue, Cost of services improved to 87.9% for the year ended December 31, 2017 compared to 89.1% for the year ended December 31, 2016 primarily due to the transition of the T-6 COMBS contract to the New T-6 COMBS Bridge contract with more favorable terms, the completion of the Sheppard Air Force Base and F2AST contracts and also includes an $8.2 million charge for the termination of a subcontractor agreement. See further discussion of the impact of program margins in the "Results by Segment" section below.
Selling, general and administrative expenses — SG&A primarily relates to functions such as management, legal, financial accounting, contracts and administration, human resources, management information systems, purchasing and business development. SG&A decreased by $31.7 million, or 22.7%, to $107.8 million during the year ended December 31, 2017 primarily due to a reduction in our allowance for doubtful accounts and our legal and consulting costs, which were impacted by the refinancing transactions completed in June 2016 (the "Refinancing Transactions"), combined with our cost reduction initiatives. SG&A as a percentage of revenue decreased to 5.3% for the year ended December 31, 2017 compared to 7.6% for the year ended December 31, 2016 as a result of the decrease in SG&A and increase in revenue discussed above.
Depreciation and amortization — Depreciation and amortization during the year ended December 31, 2017 was $32.2 million, a decrease of $2.6 million, or 7.6%, compared to the year ended December 31, 2016. The decrease was primarily due to the full amortization of a customer-related intangible asset ("CRI") during the year ended December 31, 2017.
Earnings from equity method investees — Earnings from equity method investees include our proportionate share of the income of our equity method investees deemed to be operationally integral to our business, such as Partnership for Temporary Housing LLC ("PaTH") and Global Linguist Solutions ("GLS"). Earnings from operationally integral unconsolidated affiliates for the year ended December 31, 2017 was $0.7 million, a decrease of $0.4 million compared to the year ended December 31, 2016, primarily as a result of activity in our PaTH joint venture.
Impairment of goodwill, intangibles and long lived assets — The Company did not recognize an impairment expense during the year ended December 31, 2017. During the year ended December 31, 2016, we recognized a $1.8 million non-cash impairment charge on our investment in GLS which had a loss in value that was other than temporary.

Interest expense — Interest expense for the year ended December 31, 2017 was $70.7 million, a decrease of $1.6 million, or 2.3%, compared to the year ended December 31, 2016. Interest expense was impacted by the change in interest rates on our new debt resulting from the Refinancing Transactions completed in the second quarter of calendar year 2016 offset by a reduction in debt due to the $25.1 million Excess Cash Flow principal payment made on the Term Loan and the redemption of the $39.3 million principal balance of the Senior Unsecured Notes, both in calendar year 2017, and the associated reduction in the amortization of our deferred financing costs.
Loss on early extinguishment of debt — Loss on early extinguishment of debt was insignificant during the year ended December 31, 2017. Deferred financing costs associated with the additional prepayment were expensed and recorded to Loss on early extinguishment of debt. Loss on early extinguishment of debt was $0.3 million primarily due to the 2016 refinancing in addition to $4.6 million principal payments on the Term Loan during the year ended December 31, 2016.
Other income, net — Other income, net, for the year ended December 31, 2017 was $0.4 million and included a favorable settlement of a legacy customer liability. Other income, net during the year ended December 31, 2017 decreased $4.5 million compared to the year ended December 31, 2016, primarily due to a multi-party settlement agreement that resolved underwriters litigation during the year ended December 31, 2016.
Provision for income taxes — Our effective tax rate consists of federal and state statutory rates, certain permanent differences and discrete items. For the years ended December 31, 2017 and December 31, 2016, we reported a tax provision of $1.7 million and $10.1 million, respectively. The effective tax rate for the year ended December 31, 2017 was 5.1%, as compared to (23.7)% for the year ended December 31, 2016. The effective tax rate for the year ended December 31, 2016 was driven primarily by an increase to the forecasted full year loss before income taxes and cancellation of debt income associated with the Refinancing Transactions which also had an impact on the valuation allowance. The effective tax rate for the year ended December 31, 2017 was driven primarily by the utilization of certain deferred tax assets including net operating losses and the tax reform legislation known colloquially as the Tax Cuts and Jobs Act (the “Tax Act”). Due to the provisions within the Tax Act, the Company has considered its indefinite lived deferred tax liabilities as sources of future taxable income, which resulted in the Company releasing $15.5 million of valuation allowance. As we look forward, the most significant impacts of the Tax Act are a reduction to the federal corporate income tax rate from 35% to 21%, a reduction of our deductible interest expense, the prevention of revenue deferral on unbilled receivables as well as the requirement to recognize previously deferred revenue over a four-year period under Internal Revenue Code Section 481 and to value our deferred tax assets and liabilities applying the Tax Act rates for the period in which such deferred taxes assets and liabilities are expected to reverse. See Note 4 to the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion of income taxes.
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
Earnings from equity method investees — Earnings from equity method investees include our proportionate share of the income of our equity method investees deemed to be operationally integral to our business, such as PaTH, Contingency Response Services LLC ("CRS"), Global Response Services LLC ("GRS") and GLS. Earnings from operationally integral unconsolidated affiliates for the year ended December 31, 2016 was $1.1 million, an increase of $0.9 million compared to the year ended December 31, 2015, primarily as a result of activity in our PaTH joint venture.

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
Loss on early extinguishment of debt — Loss on early extinguishment of debt was $0.3 million as we made $4.6 million in principal prepayments on the term loan under the Senior Credit Facility during the year ended December 31, 2016. Deferred financing costs associated with the additional prepayment were expensed and recorded to Loss on early extinguishment of debt. Loss on early extinguishment of debt was zero as we made four million six hundred thousand principal payments on the term loan under the Senior Credit Facility during the year ended December 31, 2015.
Other income, net — Other income, net, for the year ended December 31, 2016 was $4.9 million, an increase of $1.0 million compared to the year ended December 31, 2015, primarily due to a multi-party settlement agreement that resolves underwriters litigation in which we will recoup $5.0 million of legal expenses, partially offset by a loss on sale of helicopters.
(Provision) benefit for income taxes — Our effective tax rate consists of federal and state statutory rates, certain permanent differences and discrete items. The effective tax rate for the year ended December 31, 2016 was (23.7)%, as compared to 6.2% for the year ended December 31, 2015. The effective tax rate for the year ended December 31, 2016 was driven primarily by an increase to the forecasted full year loss before income taxes and cancellation of debt income associated with the Refinancing Transactions both of which impacted the valuation allowance. See Note 4 to the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion of income taxes.

Results by Segment
The following tables set forth the revenue, both in dollars and as a percentage of our consolidated revenue, operating income (loss) and operating margin for our operating segments for the years ended December 31, 2017, December 31, 2016, and December 31, 2015. See Note 11 to the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion.

	For the years ended
	December 31, 2017		December 31, 2016		December 31, 2015

(Amounts in thousands)	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue
AELS	$605,575	30.2%	$585,200	31.9%	$545,909	28.4%
AOLC	603,223	30.1%	617,282	33.6%	730,153	38.0%
DynLogistics	796,151	39.7%	633,646	34.5%	647,142	33.6%
Headquarters / Other (1)	(513)	—%	26	—%	(27)	—%
Consolidated revenue	$2,004,436	100.0%	$1,836,154	100.0%	$1,923,177	100.0%

	Operating Income (Loss)	Profit Margin (3)	Operating (Loss) Income	(Loss) Profit Margin (3)	Operating (Loss) Income	(Loss) Profit Margin (3)
AELS	$26,553	4.4%	$(19,213)	(3.3)%	$(97,400)	(17.8)%
AOLC	64,073	10.6%	49,334	8.0%	28,160	3.9%
DynLogistics	67,441	8.5%	70,402	11.1%	42,496	6.6%
Headquarters / Other (2)	(54,572)		(75,836)		(47,975)
Consolidated operating income (loss)	$103,495		$24,687		$(74,719)

(1)	Represents revenue earned on shared service arrangements for general and administrative services provided to unconsolidated joint ventures and elimination of intercompany items between segments.

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
Results by Segment 2017 vs 2016
AELS
Revenue of $605.6 million increased $20.4 million, or 3.5%, for the year ended December 31, 2017 compared to the year ended December 31, 2016. The change was primarily as a result of increased content from the T-6 COMBS Bridge and Naval Aviation Warfighting Development Center ("NAWDC") contracts, the new Naval Test Wing Pacific O-Level Maintenance ("Naval Test Wing Pacific") contract and the Contract Field Teams task orders at the Davis-Monthan and Little Rock Air Force Bases. The increase in revenue was partially offset by the completion of the Sheppard Air Force Base ("Sheppard AFB") contract. In January 2018, the Company amended its organizational structure and the AELS segment will be presented within the DynAviation segment in calendar year 2018, including presentation of prior periods.
Operating income of $26.6 million for the year ended December 31, 2017 as compared to an operating loss of $19.2 million for the year ended December 31, 2016 was primarily due to the transition of the T-6 COMBS contract to the T-6 COMBS Bridge contract with more favorable terms and improved performance from the NAWDC and California Department of Forestry and Fire Protection ("CAL FIRE") contracts.
AOLC
Revenue of $603.2 million decreased $14.1 million, or 2.3%, for the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily due to decreased content on the INL Air Wing program and the completion of the F2AST contract. The decrease in revenue was partially offset by increased content from the TASM-O contract and the new CLS Transport contract. In January 2018, the Company amended its organizational structure and the AOLC segment will be presented within the DynAviation segment in calendar year 2018, including presentation of prior periods.
Operating income was $64.1 million for the year ended December 31, 2017 as compared $49.3 million for the year ended December 31, 2016. Operating income for the year ended December 31, 2017 was primarily due to the performance on our Middle East programs and our TASM-O contract and a reduction to our allowance for doubtful accounts. These increases were partially offset by decreased content on the INL Air Wing program.

DynLogistics
Revenue of $796.2 million increased $162.5 million, or 25.6%, for the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily due to the increased scope of both the LOGCAP IV program and the ALiSS contract and the new G4 Worldwide Logistics Support contract. We expect our calendar year 2018 revenue for the DynLogistics segment to exceed our calendar year 2017 revenue due to our recent contract awards and internal growth.
Operating income of $67.4 million for the year ended December 31, 2017 as compared to $70.4 million for the year ended December 31, 2016 was primarily due to an $8.2 million charge for the termination of a subcontractor agreement partially offset by new G4 Worldwide Logistics Support contract and new task orders under the ALiSS contract.
Results by Segment 2016 vs 2015
AELS
Revenue of $585.2 million increased $39.3 million, or 7.2%, for the year ended December 31, 2016 compared to the year ended December 31, 2015. The change was primarily as a result of increased content from T-6 COMBS, T-34, T-44/T-6 ("CLS T34/44/6") and NAWDC contracts. The increase in revenue was partially offset by the completion of the Sheppard Air Force Base ("Sheppard AFB") contract.
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
AOLC
Revenue of $617.3 million decreased $112.9 million, or (15.5)%, for the year ended December 31, 2016 compared to the year ended December 31, 2015. The decrease in revenue was due to lower content on the INL Air Wing and Multi Sensor Aerial Intelligence Surveillance and Reconnaissance Operations and Sustainment programs and the completion of certain Middle East contracts. The decrease in revenue was partially offset by new business from the Saudi Arabian National Guard ("SANG") contract and increased content from the TASM-O contract.
Operating income was $49.3 million for the year ended December 31, 2016 as compared $28.2 million for the year ended December 31, 2015. Operating income for the year ended December 31, 2016 was primarily due to the strong performance of the INL Air Wing and the RASM-W contracts, as well as the MD530 subcontract, and a multi-party settlement agreement that resolves underwriters litigation in which we will recoup $5.0 million of legal expenses. Operating income for the year ended December 31, 2015 was primarily due to the performance of the INL Air Wing and F2AST contracts, partially offset by operating losses at our Heliworks subsidiary and the completion of certain higher margin contracts.
DynLogistics
Revenue of $633.6 million decreased $13.5 million, or (2.1)%, for the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily as a result of reductions in manning, materials and other direct costs under the Afghan Area of Responsibility task order and completion of the Kuwait task orders under the LOGCAP IV program and the completion of certain other contracts. This decline was partially offset by the new ALiSS contract and the new contract from the U.S. Army Contracting Command to provide technical support services to the Iraqi Army in Taji, Iraq.
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
We believe our cash flow from operations and our available borrowings will be adequate to meet our liquidity needs for the next 12 months. However, our cash flow from operations is heavily dependent upon billing and collection of our accounts receivable and access to our class B revolving facility (the "Revolver") is dependent upon our meeting financial and non-financial covenants. Significant changes, such as a future government shutdown, further cuts mandated by sequestration or any other limitations in collections, significant future losses on any of our contracts or loss of our ability to access our Revolver, could materially impact liquidity and our ability to fund our working capital needs. Failure to meet covenant obligations prior to its scheduled maturity could result in an earlier elimination of access to our New Senior Credit Facility or other remedies by our Agent, such as the acceleration of our debt, which would materially affect our future expansion strategies and our ability to meet our operational obligations. See further discussion of our covenants in the Financing section below.
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
The credit agreement governing the New Senior Credit Facility contains an annual requirement to submit a portion of our Excess Cash Flow as additional principal payments, which amounts may be used to satisfy the $22.5 million principal payment on the Term Loan due no later than June 15, 2018. Based on our annual financial results for the year ended December 31, 2017 we are required to make an additional principal payment of $54.9 million under the Excess Cash Flow requirement by March 28, 2018, which we paid on March 21, 2018. As a result of the additional principal payment of $54.9 million under the Excess Cash Flow requirement paid on March 21, 2018, we have satisfied the June 15, 2018 $22.5 million principal payment requirement on the Term Loan.
The credit agreement governing the New Senior Credit Facility also contains a provision that would have resulted in all outstanding principal under the term loan facility (the "Term Loan") and the Revolver maturing on May 8, 2017 if by May 8, 2017, all of the outstanding principal of the 10.375% Senior Notes due 2017 (the "Senior Unsecured Notes") had not been extended to a date that is on or after October 6, 2020, or all of the outstanding principal and accrued and unpaid interest of the Senior Unsecured Notes had not been paid in full with proceeds of new equity, capital contributions or new unsecured debt that is expressly subordinated to the New Senior Credit Facility. On April 21, 2017, the Company received the proceeds of the $40.6 million capital contribution (the "Capital Contribution") from Holdings’ direct parent company, DefCo Holdings, Inc. On April 24, 2017, DynCorp International completed the redemption of all of the Senior Unsecured Notes using the proceeds of the Capital Contribution, and therefore, the maturity dates of the Term Loan and the Revolver remain at July 7, 2020 and July 7, 2019, respectively.
Availability under the Revolver during the two years immediately after June 15, 2016 is subject to a condition that, if, at the time of a request for revolving loans or an issuance of a letter of credit, the aggregate principal amount of revolving loans plus the face amount of outstanding letters of credit exceeds 50% of the aggregate amount of Revolver commitments at such time, the aggregate amount of unrestricted cash and cash equivalents of DynCorp International and its subsidiaries (giving pro forma effect to requested revolving loans and any application of proceeds thereof or other cash on hand) may not exceed $60.0 million.
Management believes Days Sales Outstanding ("DSO") is an appropriate way to measure our billing and collections effectiveness. DSO measures the efficiency in collecting our receivables as of the period end date and is calculated based on average daily revenue for the most recent quarter and accounts receivable, net of customer advances, as of the balance sheet date. As of December 31, 2017 and December 31, 2016, DSO was 54 days compared to 56 days, as we continued to focus on managing our customer payment cycles. We expect cash to continue to be impacted by operational working capital needs, potential acquisitions and interest and principal payments on our indebtedness.
Cash Flow Analysis
The Company elected to adopt ASU 2016-18 during the fourth quarter of calendar year 2017. The Company recast its statement of cash flows for the years ended December 31, 2016 and December 31, 2015. The following table sets forth cash flow data for the periods indicated therein:

	For the years ended
(Amounts in thousands)	December 31, 2017	December 31, 2016	December 31, 2015
Net cash provided by operating activities	$73,199	$41,153	$19,586
Net cash used in investing activities	(6,842)	(9,997)	(2,735)
Net cash used in financing activities	(23,989)	(14,777)	(2,059)
Cash Flows - December 31, 2017 vs December 31, 2016
Operating Activities
Cash provided by operating activities during the year ended December 31, 2017 was $73.2 million as compared to $41.2 million during the year ended December 31, 2016. Cash provided by operating activities for the year ended December 31, 2017 was primarily impacted by the completion of the Sheppard AFB contract, the transition of the T-6 COMBS contract to the new T-6 COMBS Bridge contract with more favorable terms and new DynLogistics contract wins. Cash provided by operating activities for the year ended December 31, 2017 was also impacted by changes in working capital, driven by an increase in accounts receivable, accounts payable and accrued payroll and employee costs. Cash provided by operating activities for the year ended December 31, 2016 was primarily due to our net loss and changes in working capital, driven by a reduction in accounts receivable attributable to our DSO of 56 days partially offset by a reduction in accounts payable and accrued expense.
Investing Activities
Cash used in investing activities during the year ended December 31, 2017 was $6.8 million as compared to $10.0 million during the year ended December 31, 2016. Cash used in investing activities during the year ended December 31, 2017 was primarily due to purchases of capital assets and contributions to GLS, partially offset by returns of capital from Babcock DynCorp Limited ("Babcock") and GLS. Cash used in investing activities during the year ended December 31, 2016 was primarily due purchases of capital assets and contributions to GLS.
Financing Activities
Cash used in financing activities during the year ended December 31, 2017 was $24.0 million compared to $14.8 million during the year ended December 31, 2016. Cash used in financing activities during the year ended December 31, 2017 was primarily the result of our excess cash flow payment and redemption of the Senior Unsecured Notes, partially offset by capital contributions from Cerberus. Cash used in financing activities during the year ended December 31, 2016 was primarily the result of the completion of the Refinancing Transactions.
Cash Flows - December 31, 2016 vs December 31, 2015
Operating Activities
Cash provided by operating activities during the year ended December 31, 2016 was $41.2 million as compared to $19.6 million during the year ended December 31, 2015. Cash provided by operating activities for the year ended December 31, 2016 was primarily due to our net loss and changes in working capital, driven by a reduction in accounts receivable attributable to our DSO of 56 days partially offset by a reduction in accounts payable and accrued expense. Cash provided by operating activities for the year ended December 31, 2015 was impacted by our net loss position, excluding the impact of non-cash impairments, and our change in working capital.
 Investing Activities
Cash used in investing activities during the year ended December 31, 2016 was $10.0 million as compared to $2.7 million during the year ended December 31, 2015. Cash used in investing activities during the year ended December 31, 2016 was primarily due purchases of capital assets and contributions to GLS. Cash used in investing activities during the year ended December 31, 2015 was primarily due to the purchases of capital assets and contributions to GLS partially offset by returns of capital from Babcock.
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

Financing
Debt consisted of the following:

	As of December 31, 2017
(Amounts in thousands)	Carrying Amount	Original Issue Discount on Term Loan	Deferred Financing Costs, Net	Carrying Amount less Original Issue Discount on Term Loan and Deferred Financing Costs, Net
11.875% senior secured second lien notes	$379,006	$—	$(1,177)	$377,829
Term loan	182,286	(8,996)	(2,776)	170,514
Cerberus 3L notes	32,420	—	(72)	32,348
Total indebtedness	593,712	(8,996)	(4,025)	580,691
Less current portion of long-term debt, net (1)	(54,943)	1,110	181	(53,652)
Total long-term debt, net	$538,769	$(7,886)	$(3,844)	$527,039

(1)	The carrying amount of the current portion of long-term debt as of December 31, 2017 includes our Excess Cash Flow Payment of $54.9 million, which was paid on March 21, 2018.

	As of December 31, 2016
(Amounts in thousands)	Carrying Amount	Original Issue Discount on Term Loan	Deferred Financing Costs, Net	Carrying Amount less Original Issue Discount on Term Loan and Deferred Financing Costs, Net
10.375% senior unsecured notes	$39,319	$—	$—	$39,319
11.875% senior secured second lien notes	373,385	—	(1,581)	371,804
Term loan	207,400	(12,570)	(4,248)	190,582
Cerberus 3L notes	30,831	—	(80)	30,751
Total indebtedness	650,935	(12,570)	(5,909)	632,456
Less current portion of long-term debt, net	(64,433)	1,364	226	(62,843)
Total long-term debt, net	$586,502	$(11,206)	$(5,683)	$569,613
On April 30, 2016, we entered into the Amendment No. 5 ("Amendment No. 5") to the Senior Credit Facility, which provided for the new senior secured credit facility (the "New Senior Credit Facility") upon the satisfaction of certain conditions. On June 15, 2016, we satisfied the conditions set forth in Amendment No. 5 and the New Senior Credit Facility became effective. The New Senior Credit Facility is secured by substantially all of our assets and is guaranteed by substantially all of our subsidiaries.
As of December 31, 2017, the New Senior Credit Facility provided for the following:

•	a $182.3 million Term Loan;

•	the $85.8 million Revolver; and

•
up to $15.0 million in incremental revolving facilities provided by and at the discretion of certain non-debt fund affiliates that are controlled by Cerberus (as defined herein), which shall rank pari passu with, and be on the same terms as, the Revolver.

As of December 31, 2017 and December 31, 2016, the available borrowing capacity under the New Senior Credit Facility was approximately $65.5 million and $48.0 million, respectively, and included $20.3 million and $37.8 million, respectively, in issued letters of credit. As of December 31, 2017 and December 31, 2016 there were no amounts borrowed under the Revolver, respectively. Amounts borrowed under the Revolver are used to fund operations. The Revolver and the Term Loan mature on July 7, 2019 and July 7, 2020, respectively. See Note 7 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion.
Availability under the Revolver during the two years immediately after June 15, 2016 is subject to a condition that, if, at the time of a request for revolving loans or an issuance of a letter of credit, the aggregate principal amount of revolving loans plus the face amount of outstanding letters of credit exceeds 50% of the aggregate amount of Revolver commitments at such time, the aggregate amount of unrestricted cash and cash equivalents of DynCorp International and its subsidiaries (giving pro forma effect to requested revolving loans and any application of proceeds thereof or other cash on hand) may not exceed $60.0 million.

We incur quarterly interest payments on both the Term Loan and the Revolver comprised of (i) interest for Term Loan and Revolver borrowings, (ii) letter of credit commitments and (iii) unused commitment fees. See Note 7 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information related to the New Senior Credit Facility.
The credit agreement governing the New Senior Credit Facility contains an annual requirement to submit a portion of our Excess Cash Flow, as defined in the credit agreement, as additional principal payments. Based on our annual financial results for the year ended December 31, 2017 we are required to make an additional principal payment of $54.9 million under the Excess Cash Flow requirement by March 28, 2018, which we paid on March 21, 2018. As a result of the additional principal payment of $54.9 million under the Excess Cash Flow requirement paid on March 21, 2018, we have satisfied the June 15, 2018 $22.5 million principal payment requirement on the Term Loan.
On June 15, 2016, $415.7 million principal amount of the Senior Unsecured Notes were exchanged for $45.0 million cash and $370.6 million principal amount of New Notes. The remaining $39.3 million principal amount of Senior Unsecured Notes were redeemed on April 24, 2017 using the proceeds received from the Capital Contribution on April 21, 2017.
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
The weighted-average interest rate as of December 31, 2017 and December 31, 2016 for our debt, excluding the Cerberus 3L Notes, was 10.5% and 10.4%, respectively, excluding the impact of deferred financing fees. There were no interest rate hedges in place during the years ended December 31, 2017 and December 31, 2016.
On June 15, 2016, DynCorp Funding LLC, a limited liability company managed by Cerberus Capital Management, L.P. ("Cerberus"), entered into a Third Lien Credit Agreement (the "Third Lien Credit Agreement") with us. Under the Third Lien Credit Agreement, DynCorp Funding LLC has made a $30.0 million term loan to us (the "Cerberus 3L Notes"). The interest rate per annum applicable to the Cerberus 3L Notes is 5.00%, payable in kind on a quarterly basis. The Cerberus 3L Notes do not require any mandatory amortization payments prior to maturity and the outstanding principal amounts shall be payable on June 15, 2026. During the year ended December 31, 2017, the remaining proceeds of the Cerberus 3L Notes were fully utilized by DynCorp International to pay fees and expenses in support of or related to the Company’s Global Advisory Group.
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
In addition, the New Senior Credit Facility requires us to maintain a maximum total leverage ratio and a minimum interest coverage ratio. The New Senior Credit Facility also requires, solely for the benefit of the lenders under the Revolver, for us to maintain minimum liquidity (based on availability of revolving credit commitments under the New Senior Credit Facility plus unrestricted cash and cash equivalents) as of the end of each fiscal quarter of not less than $60.0 million through the fiscal quarter ending December 31, 2017, and of not less than $50.0 million thereafter. The New Senior Credit Facility also contains customary representations and warranties, affirmative covenants and events of default.

The total leverage ratio under the New Senior Credit Facility is Consolidated Total Debt, as defined in Amendment No. 5 (which definition excludes debt under the Cerberus 3L Notes), less unrestricted cash and cash equivalents (up to $75.0 million) to Consolidated EBITDA, as defined in Amendment No. 5, for the applicable period.
The total leverage ratio under the New Senior Credit Facility as of the last day of any fiscal quarter ending during any period set forth below are not permitted to be greater than the total leverage ratios set forth below opposite the last day of any fiscal quarter occurring during the periods set forth below:

Period	Total Leverage Ratio
September 30, 2017 - December 31, 2017	5.75 to 1.0
January 1, 2018 - March 30, 2018	5.75 to 1.0
March 31, 2018 - June 29, 2018	5.50 to 1.0
June 30, 2018 - September 28, 2018	5.40 to 1.0
September 29, 2018 and thereafter	4.75 to 1.0
The interest coverage ratio under the New Senior Credit Facility is the ratio of Consolidated EBITDA to Consolidated Interest Expense, as defined in Amendment No. 5 (which provides that interest expense with respect to the Cerberus 3L Notes is excluded). The interest coverage ratio under the New Senior Credit Facility as of the last day of any fiscal quarter ending during any period set forth below are not permitted to be less than the interest coverage ratio set forth below opposite the last day of any fiscal quarter occurring during the periods set forth below:

Period	Interest Coverage Ratio
September 30, 2017 - December 31, 2017	1.40 to 1.0
January 1, 2018 - March 30, 2018	1.50 to 1.0
March 31, 2018 - June 29, 2018	1.60 to 1.0
June 30, 2018 and thereafter	1.70 to 1.0
The Indenture governing the New Notes contains various covenants that restrict our ability to:

•	incur additional indebtedness;

•	pay dividends on capital stock or repurchase capital stock;

•	make investments;

•	create liens or use assets as security in other transactions;

•	merge, consolidate or transfer or dispose of substantially all of its assets;

•	engage in transactions with affiliates; and

•	sell certain assets or merge with or into other companies.
These covenants are subject to a number of important exceptions and qualifications.
The Cerberus 3L Notes include covenants consistent with the covenants set forth in the New Notes; provided that each “basket” or “cushion” set forth in the covenants is at least 25% less restrictive than the corresponding provision set forth in the New Notes.
We closely evaluate our expected ability to remain in compliance with our financial maintenance covenants. As of December 31, 2017 and December 31, 2016, we were in compliance with our financial maintenance covenants under the New Senior Credit Facility. We expect, based on current projections and estimates, to be in compliance with our covenants in the New Senior Credit Facility (including our financial maintenance covenants), and the covenants in the New Notes and the Cerberus 3L Notes, further discussed below, for the next 12 months.

Contractual Commitments
The following table represents our contractual commitments associated with our debt and other obligations as of December 31, 2017:

	Calendar Years (1)
(Amounts in thousands)	2018	2019	2020	2021	2022	Thereafter	Total
11.875% senior secured second lien notes (2)	$—	$—	$398,862	$—	$—	$—	$398,862
Term loan (3)	54,943	—	127,343	—	—	—	182,286
Cerberus 3L notes (4)	—	—	—	—	—	49,663	49,663
Interest on indebtedness (5)	54,957	54,557	65,219	—	—	—	174,733
Operating leases (6)	28,314	6,485	5,397	3,589	2,970	5,856	52,611
Liability on uncertain tax positions (7)	—	—	3,450	—	—	—	3,450
Total contractual obligations	$138,214	$61,042	$600,271	$3,589	$2,970	$55,519	$861,605

(1)	As of December 31, 2017, there were no amounts outstanding under the Revolver.

(2)	Amount includes principal balance of $379.0 million as of December 31, 2017 and payable in kind interest to be accumulated as of maturity date.

(3)
Under the New Senior Credit Facility, we are required to make an excess cash flow payment on our Term Loan of $54.9 million on or prior to March 28, 2018, which we paid on March 21, 2018. As a result of the additional principal payment of $54.9 million under the Excess Cash Flow requirement paid on March 21, 2018, we have satisfied the June 15, 2018 $22.5 million principal payment requirement on the Term Loan. See Note 7 to the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion of the payments.

(4)	Amount includes principal balance of $32.4 million as of December 31, 2017 and payable in kind interest to be accumulated as of maturity date.

(5)
Based on our current debt structure, interest expense was calculated using interest rates of: (i) 11.875% on the New Notes comprised of 10.375% per annum in cash and 1.500% per annum payable in kind, (ii) 7.75% for our Term Loan (consisting of a 6.00% applicable rate plus a 1.75% LIBOR floor), (iii) 5.50% for our letters of credit currently outstanding and (iv) 0.50% for the unused borrowing capacity available under our Revolver.

(6)	For additional information about our operating leases, see Note 8 to the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(7)
Represents the estimated payments related to the unrecognized tax benefits for the respective year. See Note 4 to the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion.

Non-GAAP Measures
We define EBITDA as GAAP net income (loss) attributable to Delta Tucker Holdings, Inc. adjusted for interest expense, taxes and depreciation and amortization. Adjusted EBITDA is calculated by adjusting EBITDA for the items described in the table below. We use EBITDA and Adjusted EBITDA as supplemental measures in the evaluation of our business and believe that EBITDA and Adjusted EBITDA provide a meaningful measure of operational performance on a consolidated basis because it eliminates the effects of period to period changes in taxes, costs associated with capital investments and interest expense and is consistent with one of the measures we use to evaluate management’s performance for incentive compensation. In addition, all adjustments to arrive at Adjusted EBITDA as presented in the table below correspond to the definition of Consolidated EBITDA used in the New Senior Credit Facility and/or the definition of EBITDA used in the Indenture governing the New Notes to test the permissibility of certain types of transactions, including debt incurrence. Neither EBITDA nor Adjusted EBITDA is a financial measure calculated in accordance with GAAP. Accordingly, they should not be considered in isolation or as substitutes for net income (loss) attributable to Delta Tucker Holdings, Inc. or other financial measures prepared in accordance with GAAP.
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

The following table provides a reconciliation of net income (loss) attributable to Delta Tucker Holdings, Inc. and EBITDA and Adjusted EBITDA for the periods included below:

Delta Tucker Holdings, Inc. Credit Agreement Adjusted EBITDA Calculation

	For the years ended
(Amounts in thousands)	December 31, 2017	December 31, 2016	December 31, 2015
Net income (loss) attributable to Delta Tucker Holdings, Inc.	$30,600	$(54,064)	$(132,602)
Provision (benefit) for income tax	1,722	10,138	(8,672)
Interest expense, net of interest income	70,364	72,149	68,714
Depreciation and amortization(1)	34,191	35,954	37,254
EBITDA	136,877	64,177	(35,306)
Certain income/expense or gain/loss adjustments per our credit agreements (2)	6,317	9,561	119,406
Employee share based compensation, severance, relocation and retention expense (3)	2,018	1,756	7,026
Cerberus fees (4)	1,984	3,053	4,062
Global Advisory Group expenses (5)	6,943	23,057	—
Annualized operational efficiencies (6)	—	—	2,094
Other (7)	(1,647)	(581)	(1,139)
Adjusted EBITDA	$152,492	$101,023	$96,143

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

(5)
Reflects Global Advisory Group cost incurred during the years ended December 31, 2017 and December 31, 2016 which we are able to add back to Adjusted EBITDA under the Indenture and New Senior Credit Facility in an aggregate amount up to a total of $30.0 million, which was fully utilized as of the second quarter of calendar year 2017.

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

Off-Balance Sheet Arrangements
As of December 31, 2017, we did not have any material off-balance sheet arrangements as defined under SEC rules.
Effects of Inflation
We have generally been able to anticipate increases in costs when pricing our contracts. Bids for longer term fixed-price and time-and-materials type contracts typically include sufficient labor and other cost escalations in amounts expected to cover cost increases over the periods of performance. The majority of our contracts are cost-reimbursable type contracts, which consequently, eliminate the impact of inflation. Costs and revenue include an inflationary increase that is commensurate with the general economy in which we operate. As such, Net income (loss) attributable to Delta Tucker Holdings, Inc. has not been materially impacted by inflation.
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
In evaluating the realizability of our deferred tax assets, we assess the need for any related valuation allowances or adjust the amount of any allowances, if necessary. Valuation allowances are recognized to reduce the carrying value of deferred tax assets to amounts that we expect are more-likely-than-not to be realized. We assess both positive and negative evidence including the existence of a three year cumulative loss, forecast of future taxable income, and available tax planning strategies that could be implemented to realize the net deferred tax assets in determining the need for or sufficiency of a valuation allowance. Failure to achieve forecasted taxable income in the applicable tax jurisdictions could affect the ultimate realization of deferred tax assets and could result in an increase in our effective tax rate on future earnings. Implementation of different tax structures in certain jurisdictions could also impact the need for certain valuation allowances. Due to enacted tax laws, such as the Tax Act, the Company is required to value its deferred tax assets and liabilities applying the rates prescribed by the enacted law in its valuation allowance assessment.
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
Under ASC 740 - Income Taxes ("ASC 740"), we may recognize the tax benefit from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained on examination by the taxing authorities. The determination is based on the technical merits of the position and presumes that each uncertain tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information.
ASC 740 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act amends the Internal Revenue Code to reduce tax rates and modify policies, credits, and deductions for individuals and businesses. SEC Staff Accounting Bulletin (“SAB”) 118 allows us to provide a provisional estimate of the impacts of the Tax Act due to the complexities involved in accounting for the enactment of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the enactment of the Tax Act to complete the accounting under ASC 740.

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
During the year ended December 31, 2017, we adopted Accounting Standards Update No. 2017-04 Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates Step 2 from the goodwill impairment test. The annual goodwill impairment test compares the carrying value of the reporting unit to its fair value. A reporting unit is an operating segment or a component of an operating segment, as defined by ASC 350-20 - Intangibles - Goodwill. A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and is reviewed by operating segment management. If upon completion of the goodwill impairment test, the carrying value of the reporting unit exceeds its fair value, the Company will recognize an impairment loss.
Impairment losses for indefinite-lived intangible assets are recognized whenever the estimated fair value is less than the carrying value. Fair values are calculated for trademarks using a "relief from royalty" method, which estimates the fair value of a trademark by determining the present value of estimated royalty payments that are avoided as a result of owning the trademark. This method includes judgmental assumptions about revenue growth, an appropriate royalty rate, and discount rates that have a significant impact on the fair value and are substantially consistent with the assumptions used to determine the fair value of our reporting units discussed above. As of December 31, 2017, the fair value of our remaining reporting units is substantially in excess of the carrying value of each of the remaining reporting units.
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
Commitments and Contingencies
We are involved in various lawsuits and claims that arise in the normal course of business. Amounts associated with lawsuits and claims are reserved for matters in which it is believed that losses are probable and can be reasonably estimated. Reserves related to such matters have been recorded in "accrued liabilities." When only a range of amounts is established and no amount within the range is more probable than another, the lower end of the range is recorded. Legal fees are expensed as incurred.
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
As of December 31, 2017, we had 69.3% of our debt at a fixed rate and 30.7% at a variable rate. As of December 31, 2016, we had 68.1% of our debt at a fixed rate and 31.9% at a variable rate. Our New Notes, which had an aggregate principal amount of $379.0 million and $373.4 million, respectively, outstanding as of December 31, 2017 and December 31, 2016 and Cerberus 3L Notes, which had an aggregate principal amount of $32.4 million and $30.8 million, respectively, outstanding as of December 31, 2017 and December 31, 2016, represent our fixed rate debt. As of December 31, 2016, our fixed rate debt also included the 10.375% Senior Unsecured Notes, which had an aggregate principal amount of $39.3 million outstanding as of December 31, 2016. The 10.375% Senior Unsecured Notes were redeemed on April 24, 2017.
Our Term Loan and Revolver represent our variable rate debt. As of December 31, 2017 and December 31, 2016, the balance of our Term Loan was $182.3 million and $207.4 million, respectively, and we had no borrowings under the Revolver. Borrowings under our variable rate debt bear interest, based on our option, at a rate per annum equal to LIBOR plus the applicable rate or the Base Rate plus the applicable rate. As of December 31, 2017 and December 31, 2016, both the Term Loan and the Revolver have an interest rate floor of 1.75% for LIBOR borrowings and 2.75% for Base Rate borrowings. The Term Loan bears interest, based on our option, equal to either the Base Rate or the Eurocurrency Rate, in each case, plus (i) 5.00% in the case of Base Rate loans and (ii) 6.00% in the case of Eurocurrency Rate loans. The Term Loan interest rate at December 31, 2017 and December 31, 2016 was made up of a 6.00% applicable rate plus a 1.75% floor totaling 7.75%. The Revolver bears interest, based on our option, equal to either a Base Rate or a Eurocurrency Rate plus (i) a range of 4.50% to 5.00% based on the First Lien Secured Leverage Ratio in the case of Base Rate loans and (ii) a range of 5.50% to 6.00% based on the First Lien Secured Leverage Ratio in the case of Eurocurrency Rate loans. Under the New Senior Credit Facility, if we continue to have no outstanding Revolver borrowings, each 25 basis point increase in LIBOR over 1.75% would result in $0.5 million in additional interest expense annually. See Note 7 to the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Foreign Currency Exchange Rate Risk
We are exposed to changes in foreign currency rates. At present, we do not utilize any derivative instruments to manage risk associated with foreign currency exchange rate fluctuations. The functional currency of certain foreign operations is the local currency. Accordingly, these foreign entities translate assets and liabilities from their local currencies to U.S. dollars using year-end exchange rates, while income and expense accounts are translated at the average rates in effect during the year. The resulting translation adjustment is recorded in Accumulated other comprehensive loss. Our foreign currency transactional gains and losses were not material for the years ended December 31, 2017 and December 31, 2016, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholder and the Board of Directors of Delta Tucker Holdings, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Delta Tucker Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), deficit, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle
As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for the statement of cash flows in 2017, 2016, and 2015 due to the adoption of Financial Accounting Standards Board Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Fort Worth, Texas
March 21, 2018
We have served as the Company's auditor since 2005.

DELTA TUCKER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended
	December 31, 2017	December 31, 2016	December 31, 2015
(Amounts in thousands)
Revenue	$2,004,436	$1,836,154	$1,923,177
Cost of services	(1,761,534)	(1,636,331)	(1,721,679)
Selling, general and administrative expenses	(107,832)	(139,531)	(144,675)
Depreciation and amortization expense	(32,242)	(34,889)	(34,986)
Earnings from equity method investees	667	1,066	140
Impairment of goodwill, intangibles and long lived assets	—	(1,782)	(96,696)
Operating income (loss)	103,495	24,687	(74,719)
Interest expense	(70,717)	(72,361)	(68,824)
Loss on early extinguishment of debt	(24)	(328)	—
Interest income	353	212	110
Other income, net	416	4,935	3,968
Income (loss) before income taxes	33,523	(42,855)	(139,465)
(Provision) benefit for income taxes	(1,722)	(10,138)	8,672
Net income (loss)	31,801	(52,993)	(130,793)
Noncontrolling interests	(1,201)	(1,071)	(1,809)
Net income (loss) attributable to Delta Tucker Holdings, Inc.	$30,600	$(54,064)	$(132,602)
See notes to consolidated financial statements

DELTA TUCKER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the years ended
	December 31, 2017	December 31, 2016	December 31, 2015
(Amounts in thousands)
Net income (loss)	$31,801	$(52,993)	$(130,793)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	273	(233)	(122)
Other comprehensive income (loss), before tax	273	(233)	(122)
Income tax (expense) benefit related to items of other comprehensive income (loss)	(167)	83	43
Other comprehensive income (loss)	106	(150)	(79)
Comprehensive income (loss)	31,907	(53,143)	(130,872)
Comprehensive income (loss) attributable to noncontrolling interests	(1,201)	(1,071)	(1,809)
Comprehensive income (loss) attributable to Delta Tucker Holdings, Inc.	$30,706	$(54,214)	$(132,681)
See notes to consolidated financial statements

DELTA TUCKER HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	As of
	December 31, 2017	December 31, 2016
(Amounts in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$168,250	$118,218
Restricted cash	—	7,664
Accounts receivable, net of allowances of $10,142 and $17,189, respectively	352,550	300,255
Prepaid expenses and other current assets	52,542	65,694
Total current assets	573,342	491,831
Property and equipment, net	23,568	16,636
Goodwill	42,093	42,093
Tradenames, net	28,536	28,536
Other intangibles, net	55,302	84,069
Long-term deferred taxes	369	—
Other assets, net	12,507	13,372
Total assets	$735,717	$676,537
LIABILITIES
Current liabilities:
Current portion of long-term debt, net	$53,652	$62,843
Accounts payable	109,396	69,742
Accrued payroll and employee costs	105,391	95,580
Accrued liabilities	98,684	104,078
Income taxes payable	18,401	9,303
Total current liabilities	385,524	341,546
Long-term debt, net	527,039	569,613
Long-term deferred taxes	—	14,825
Other long-term liabilities	13,081	12,490
Total liabilities	925,644	938,474
DEFICIT
Common stock, $0.01 par value – 1,000 shares authorized and 100 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively.	—	—
Additional paid-in capital	596,393	555,163
Accumulated deficit	(791,445)	(822,045)
Accumulated other comprehensive loss	(404)	(510)
Total deficit attributable to Delta Tucker Holdings, Inc.	(195,456)	(267,392)
Noncontrolling interests	5,529	5,455
Total deficit	(189,927)	(261,937)
Total liabilities and deficit	$735,717	$676,537
See notes to consolidated financial statements

DELTA TUCKER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended
	December 31, 2017	December 31, 2016	December 31, 2015
(Amounts in thousands)
Cash flows from operating activities
Net income (loss)	$31,801	$(52,993)	$(130,793)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	34,191	35,954	37,254
Amortization of deferred loan costs and original issue discount	5,433	5,951	6,534
Allowance for losses on accounts receivable and other noncash gains or losses	3,426	1,751	(814)
Loss on early extinguishment of debt	24	328	—
Impairment of goodwill, intangibles and long-lived assets	—	1,782	96,696
Earnings from equity method investees	(667)	(1,088)	(3,979)
Distributions from equity method investees	222	1,020	2,565
Deferred income taxes	(15,194)	855	(11,811)
Share based compensation	205	86	379
Other and paid in kind interest	7,600	746	2,277
Changes in assets and liabilities:
Accounts receivable	(47,596)	85,842	61,462
Prepaid expenses and other current assets	4,143	(6,012)	13,282
Accounts payable and accrued liabilities	40,604	(34,318)	(58,965)
Income taxes payable	9,007	1,249	5,499
Net cash provided by operating activities	73,199	41,153	19,586
Cash flows from investing activities
Purchase of property and equipment	(8,848)	(5,346)	(3,179)
Proceeds from sale of property and equipment	537	832	526
Purchase of software	(1,298)	(2,634)	(1,555)
Return of capital from equity method investees	8,017	2,557	4,590
Contributions to equity method investees	(5,250)	(5,406)	(3,117)
Net cash used in investing activities	(6,842)	(9,997)	(2,735)
Cash flows from financing activities
Borrowings on revolving credit facilities	—	18,000	218,800
Payments on revolving credit facilities	—	(18,000)	(218,800)
Payments on senior secured credit facility	(25,114)	(187,272)	—
Borrowing under new senior credit facility	—	192,882	—
Borrowing under Cerberus 3L Notes	—	30,000	—
Payment to bondholders of senior unsecured notes	(39,319)	(45,000)	—
Payments of deferred financing cost	—	(4,998)	—
Payments under other financing arrangements	—	—	(2,055)
Equity contribution from affiliates of Cerberus	40,999	550	1,000
Payment of dividends to noncontrolling interests	(555)	(939)	(1,004)
Net cash used in financing activities	(23,989)	(14,777)	(2,059)
Net increase (decrease) in cash, cash equivalents and restricted cash	42,368	16,379	14,792
Cash, cash equivalents and restricted cash, beginning of period	125,882	109,503	94,711
Cash, cash equivalents and restricted cash, end of period	$168,250	$125,882	$109,503
Income taxes paid, net of receipts	$(7,918)	$(7,810)	$(2,718)
Interest paid	$(60,379)	$(61,213)	$(62,025)
See notes to consolidated financial statements

DELTA TUCKER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF DEFICIT

(Amounts in thousands)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Deficit Attributable to Delta Tucker Holdings, Inc.	Noncontrolling Interests	Total Deficit
Balance at December 31, 2014	—	$—	$552,894	$(635,379)	$(281)	$(82,766)	$5,489	$(77,277)
Share based compensation, net	—	—	379	—	—	379	—	379
Comprehensive loss attributable to Delta Tucker Holdings, Inc.	—	—	—	(132,602)	(79)	(132,681)	1,809	(130,872)
Capital contribution	—	—	1,000	—	—	1,000	—	1,000
DIFZ financing, net of tax	—	—	106	—	—	106	—	106
Dividends declared to noncontrolling interest	—	—	—	—	—	—	(1,506)	(1,506)
Balance at December 31, 2015	—	$—	$554,379	$(767,981)	$(360)	$(213,962)	$5,792	$(208,170)
Share based compensation, net	—	—	86	—	—	86	—	86
Comprehensive loss attributable to Delta Tucker Holdings, Inc.	—	—	—	(54,064)	(150)	(54,214)	1,071	(53,143)
Capital contribution	—	—	550	—	—	550	—	550
DIFZ financing, net of tax	—	—	148	—	—	148	—	148
Dividends declared to noncontrolling interest	—	—	—	—	—	—	(1,408)	(1,408)
Balance at December 31, 2016	—	$—	$555,163	$(822,045)	$(510)	$(267,392)	$5,455	$(261,937)
Share based compensation, net	—	—	205	—	—	205	—	205
Comprehensive income attributable to Delta Tucker Holdings, Inc.	—	—	—	30,600	106	30,706	1,201	31,907
Capital contribution	—	—	40,999	—	—	40,999	—	40,999
DIFZ financing, net of tax	—	—	26	—	—	26	—	26
Dividends declared to noncontrolling interest	—	—	—	—	—	—	(1,127)	(1,127)
Balance at December 31, 2017	—	$—	$596,393	$(791,445)	$(404)	$(195,456)	$5,529	$(189,927)
See notes to consolidated financial statements

DELTA TUCKER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2017, December 31, 2016 and December 31, 2015

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
Fiscal Year
The Company's quarterly period historically has ended on the last Friday of the calendar quarter, except for the fourth quarter of the fiscal year, which ends on December 31. These financial statements reflect our financial results for the years ended December 31, 2017, December 31, 2016 and December 31, 2015. Starting with the first quarter of calendar year 2018, we expect to begin reporting the results of our operations using a basis where each quarterly period ends on the last day of the calendar quarter. We expect that the change will be made on a prospective basis and operating results for prior quarterly periods will not be adjusted. Our fiscal year will continue to end on December 31.
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

Partnership for Temporary Housing LLC ("PaTH")	30%
Global Linguist Solutions LLC ("GLS")	51%
If the Company considers our involvement less significant, the share of the joint venture’s net earnings is reported in Other income, net in the consolidated statement of operations. As of December 31, 2017, there are no active joint ventures not considered operationally integral to the Company.
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
The following table presents the aggregate gross favorable and unfavorable adjustments to income (loss) before income taxes resulting from changes in contract estimates, for the years ended December 31, 2017, December 31, 2016 and December 31, 2015.

	For the years ended
	December 31, 2017	December 31, 2016	December 31, 2015
(Amounts in millions)
Gross favorable adjustments	$26.9	$27.9	$29.2
Gross unfavorable adjustments	(3.3)	(31.8)	(3.3)
Net adjustments	$23.6	$(3.9)	$25.9
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
In June 2016, we received $30.0 million in cash for the Cerberus 3L Notes under the Third Lien Credit Agreement. The proceeds were restricted to pay fees and expenses in support of or related to the Company's Global Advisory Group, which were fully utilized as of December 31, 2017. As of December 31, 2016, the Company classified the restricted cash related to the Third Lien Credit Agreement as a current asset. See Note 7 for further discussion.
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

Aircraft	5 to 10 years
Computers and related equipment	3 to 5 years
Leasehold improvements	Shorter of lease term or useful life
Office furniture and fixtures	2 to 10 years
Vehicles	2 to 10 years
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
Indefinite-Lived Assets and Goodwill
Indefinite-lived assets, including goodwill and indefinite-lived tradename, are not amortized but are subject to an annual impairment test. We evaluate goodwill and indefinite lived tradename for impairment annually in the first month of the fourth quarter of each fiscal year and when a triggering event occurs or circumstances change to suggest that the carrying value may not be recoverable. The impairment test compares the fair value of each of our reporting units with its carrying amount, including indefinite-lived assets. If upon completion of the impairment test, the carrying value of the reporting unit exceeds its fair value, the Company will recognize an impairment loss.
Income Taxes
We file income, franchise, gross receipts and similar tax returns in many jurisdictions. Our tax returns are subject to audit by the Internal Revenue Service, within most states in the U.S. and by various government agencies representing several jurisdictions outside the U.S.
We use the asset and liability approach for financial accounting and reporting for income taxes in accordance with GAAP. Deferred income tax assets and liabilities are computed quarterly for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. On December 22, 2017, the President of the United States signed into law the Tax Act. The Tax Act amends the Internal Revenue Code to reduce tax rates and modify policies, credits, and deductions for individuals and businesses. For businesses, the Tax Act creates limitations on interest expense deductions (if certain conditions apply) and reduces the corporate federal tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. Since the Tax Act was enacted during calendar year 2017, the Company is required to value its deferred tax assets and liabilities applying the rates prescribed by the enacted law for the period in which such deferred tax assets and liabilities are expected to reverse. SEC Staff Accounting Bulletin (“SAB”) 118 allows us to provide a provisional estimate of the impacts of the Tax Act due to the complexities involved in accounting for the enactment of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the enactment of the Tax Act to complete the accounting under ASC 740, Income Taxes. Income tax expense is made up of current expense which includes both permanent and temporary differences and deferred expense which only includes temporary differences. Income tax expense is the amount of tax payable for the period plus or minus the change in deferred tax assets and liabilities during the period.
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
Currency Translation
The assets and liabilities of our subsidiaries outside the U.S. that have a currency other than the U.S. dollar are translated into U.S. dollars at the rates of exchange in effect at the balance sheet dates. Results of operations and cash flow items for these subsidiaries are translated at the average exchange rates prevailing during the period. Gains and losses resulting from currency transactions and the re-measurement of the financial statements of U.S. functional currency foreign subsidiaries are recognized currently in Cost of services and Other income, net, respectively and those resulting from translation of financial statements are included in accumulated other comprehensive income (loss). Our foreign currency transactional gains and losses were not material for the calendar years ended December 31, 2017, December 31, 2016 and December 31, 2015.
Operating Segments
Our business was aligned into three operating and reporting segments during the year ended December 31, 2017: Aviation Engineering, Logistics, and Sustainment ("AELS"), Aviation Operations and Life Cycle Management ("AOLC") and DynLogistics. Our chief operating decision maker, Chief Executive Officer George Krivo, assesses performance and allocates resources based upon the separate financial information around the Company’s operating segments, which is comprised of numerous contracts.
In January 2018, the Company amended its organizational structure to improve efficiencies within existing businesses, capitalize on new opportunities, continue international growth and expand commercial business. The Company’s three operating and reporting segments, AELS, AOLC and DynLogistics, were re-aligned into two operating and reporting segments by combining AELS and AOLC into DynAviation with DynLogistics continuing to operate as a separate segment. Each operating and reportable segment is its own reporting unit.
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
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides guidance on how certain cash receipts and payments are presented and classified in the statement of cash flows. The standard is intended to reduce current diversity in practice. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017 and requires a retrospective approach. Early adoption is permitted, including adoption in an interim period. The Company elected to adopt ASU 2016-15 during the fourth quarter of calendar year 2017. The adoption of this guidance did not have an impact on our consolidated financial statements.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-18 clarifies the guidance on the cash flow classification and presentation of changes in restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash or restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flow. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017 and will be applied using a retrospective transition method to each period presented. Early adoption is permitted, including adoption in an interim period. The Company elected to adopt ASU 2016-18 during the fourth quarter of calendar year 2017. The Company recast its statement of cash flows for all prior periods.
Our statement of cash flows explains the change in the total of cash, cash equivalents, and restricted cash. The following table provides a reconciliation of cash and cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of such amounts in the consolidated statements of cash flows:

	For the years ended
	December 31, 2017	December 31, 2016	December 31, 2015
(Amounts in thousands)
Beginning of period
Cash and cash equivalents	$118,218	$108,782	$94,004
Restricted cash	7,664	721	707
Total cash, cash equivalents and restricted cash, beginning of period	125,882	109,503	94,711

End of period
Cash and cash equivalents	168,250	118,218	108,782
Restricted cash	—	7,664	721
Total cash, cash equivalents and restricted cash, end of period	168,250	125,882	109,503

Net increase (decrease) in cash, cash equivalents and restricted cash	$42,368	$16,379	$14,792
The following table illustrates changes in the Company's Consolidated Statements of Cash Flows as reported and as previously reported prior to the adoption of ASU 2016-18 in the fourth quarter of calendar year 2017:

	Year Ended
	December 31, 2016		December 31, 2015
	As Reported	As Previously Reported	As Reported	As Previously Reported
(Amounts in thousands)
Net cash provided by operating activities	$41,153	$41,153	$19,586	$19,572
Net cash used in investing activities	(9,997)	(16,940)	(2,735)	(2,735)
Net cash used in financing activities	(14,777)	(14,777)	(2,059)	(2,059)
Net increase in cash, cash equivalents and restricted cash (1)	16,379	9,436	14,792	14,778
Cash, cash equivalents and restricted cash, beginning of period (1)	109,503	108,782	94,711	94,004
Cash, cash equivalents and restricted cash, end of period (1)	125,882	118,218	109,503	108,782
(1) Amounts in the As Reported column include cash, cash equivalents and restricted cash as required upon the adoption of ASU 2016-18. Amounts in the As Previously Reported column reflects only cash and cash equivalents.
Recently Issued Accounting Developments
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a single set of comprehensive principles for recognizing revenue under GAAP. In August 2015, the FASB issued ASU No. 2015-14, Revenue form Contracts with Customers (Topic 606): Deferral of Effective Date, which deferred the effective date of ASU 2014-09 by one year for all entities and permits early adoption on a limited basis. In March 2016, the FASB used ASU No. 2016-08, Revenue form Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). ASU 2016-08 clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. ASU 2016-10 clarifies the implementation guidance on identifying performance obligations. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. ASU 2016-12 clarifies the revenue recognition guidance regarding collectability, noncash consideration, presentation of sales tax and transition. In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. ASU 2016-20 provides clarifying guidance on a number of narrow technical aspects of Topic 606. ASU 2016-20 clarifications include, but are not limited to, technical aspects of disclosures, contract losses, and contract costs.
The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of control for promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying this principle, an entity is required to identify the contract(s) with a customer, identify the performance obligations in the contract(s), determine the transaction price, allocate the transaction price to the performance obligations in the contract(s) and recognize revenue when (or as) the performance obligation is satisfied. ASU 2014-09 is effective for interim and annual reporting periods beginning after December 15, 2017. The Company will adopt ASU 2014-09 as of January 1, 2018 under the modified retrospective method. The method requires recording the cumulative effect of adoption recorded as an adjustment to the opening balance of equity as of that date without restatement of comparative periods, and also requires certain disclosures in the initial year of adoption.
As of December 31, 2017, the Company has substantially completed its evaluation of the impact of adoption of this ASU, including the impacts to our business processes, systems and controls and the required disclosures. As part of our evaluation, we have designed and are applying additional internal controls, including implementation and sustainment controls. We have periodically briefed our Audit Committee on our progress made towards the adoption of ASU 2014-09. Our U.S. federal government contracts most commonly are accounted for using the percentage-of-completion method with a single profit center at the contract level. Under the new standard, our assessment of performance obligations could result in numerous profit centers within each contract. However, we are precluded from combining and segmenting deliverables in accordance with the existing standard. As a result, we have identified under the new standard the number of our performance obligations which may differ from the previous standard. The adoption of ASU 2014-09 will not change the total revenue or operating earnings recognized under these contracts, only the timing of when those amounts are recognized.
Based on the Company’s current evaluation, we do not expect the adoption of ASU 2014-09 to be material. We believe the timing of and amount of revenue recognition will remain consistent between the current revenue standard and ASU 2014-09 since ASU 2014-09 requires us to recognize revenue over time under the cost-to-cost method for the majority of our contracts, which is consistent with our current revenue recognition model. Revenue on the majority of our contracts will continue to be recognized over time because of the continuous transfer of control to the customer. For U.S. government contracts, this continuous transfer of control to the customer is supported by contract clauses that allow the customer to unilaterally terminate the contract for convenience, pay us for costs incurred plus a reasonable profit and take control of any work in process. Similarly, for non-U.S. government contracts, the customer typically controls the work in process as evidenced either by contractual termination clauses or by our rights to payment for work performed to date to deliver products or services that do not have an alternative use to the Company. Under the new standard, the cost-to-cost measure of progress continues to best depict the transfer of asset control to the customer, which occurs as we incur costs. In addition, the number of our performance obligations under the new standard is not materially different from our contract segments under the existing standard. Lastly, the accounting for the estimate of variable consideration is not materially different compared to our current practice.
We also do not expect the standard to have a material impact on our consolidated balance sheet. The impact primarily relates to reclassifications among financial statement accounts to align with the new standard. Most notably, contracts in process, net will be reclassified as receivables or contract assets based on amounts billed or unbilled, respectively. Advance payments and billings in excess of costs incurred and deferred revenue will be combined and reclassified as contract liabilities. Our contract balances will be reported in a net contract asset or liability position on a contract-by-contract basis at the end of each reporting period.
In February 2016, the FASB issued ASU No. 2016-02, Leases. The guidance in ASU 2016-02 supersedes the lease recognition requirements in ASC Topic 840, Leases. ASU 2016-02 requires an entity to recognize right-of-use assets and lease liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. Entities are required to adopt ASU 2016-02 using a modified retrospective approach, subject to certain optional practice expedients, and apply the provisions of ASU 2016-02 to leasing arrangements existing at or entered into after the earliest comparative period presented in the financial statements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The new standard will be effective for the Company in the first quarter of calendar year 2019. The Company has established a cross-functional team of key stakeholders for implementing the new standard. As part of the Company’s assessment and implementation plan, the Company is evaluating and implementing changes to its business processes, systems and controls. The Company has not yet determined the impact of the adoption of ASU 2016-02 on its consolidated financial position, results of operations and cash flows. The Company expects that upon adoption the most significant impact will be the recognition of right-of-use assets and lease liabilities on our consolidated balance sheets for our operating leases.
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
Other accounting standards updates effective after December 31, 2017 are not expected to have a material effect on our consolidated financial position or annual results of operations and cash flows.

Note 2 — Composition of Certain Financial Statement Captions
The following tables present financial information of certain consolidated balance sheet captions.
Prepaid expenses and other current assets

	As of
	December 31, 2017	December 31, 2016
(Amounts in thousands)
Prepaid expenses	$38,423	$39,895
Inventories	8,240	18,451
Work-in-process inventory, net	520	164
Joint venture receivables	29	84
Other current assets	5,330	7,100
Total prepaid expenses and other current assets	$52,542	$65,694
Prepaid expenses include prepaid insurance, prepaid vendor deposits, and prepaid rent, none of which individually exceed 5% of current assets. The decrease in prepaid expenses is primarily due to an $8.2 million charge, presented in Cost of services on our Statement of Operations, for the termination of a subcontractor agreement, partially offset by the timing of payments.
Inventory is valued at the lower of cost or net realizable value. The reduction to Inventories, net is primarily due to the winding down of an AELS contract with a period of performance ending in calendar year 2018.
Property and equipment, net

	As of
	December 31, 2017	December 31, 2016
(Amounts in thousands)
Aircraft	$3,868	$2,997
Computers and related equipment	7,967	7,161
Leasehold improvements	17,614	20,934
Office furniture and fixtures	4,184	5,499
Vehicles	12,659	3,430
Gross property and equipment	46,292	40,021
Less accumulated depreciation	(22,724)	(23,385)
Total property and equipment, net	$23,568	$16,636
As of December 31, 2017 and December 31, 2016, Property and equipment, net, also included the accrual for property additions of $4.4 million and $0.3 million, respectively. The increase in property and equipment addition accruals for the year ended December 31, 2017 was due to vehicle additions on a DynLogistics program. Depreciation expense was $4.6 million, $4.2 million and $5.8 million for the years ended December 31, 2017, December 31, 2016 and December 31, 2015, respectively, including certain depreciation amounts classified as Cost of services. See Note 11 for additional discussion.
Other assets, net

	As of
	December 31, 2017	December 31, 2016
(Amounts in thousands)
Investment in affiliates	$5,746	$7,825
Palm promissory notes, long-term portion	1,876	2,034
Other	4,885	3,513
Total other assets, net	$12,507	$13,372
Investment in affiliates decreased from $7.8 million as of December 31, 2016 to $5.7 million as of December 31, 2017 primarily due to returns of capital from Babcock and GLS, partially offset by contributions to GLS.

Accrued payroll and employee costs

	As of
	December 31, 2017	December 31, 2016
(Amounts in thousands)
Wages, compensation and other benefits	$90,583	$82,062
Accrued vacation	13,625	12,462
Accrued contributions to employee benefit plans	1,183	1,056
Total accrued payroll and employee costs	$105,391	$95,580
Accrued liabilities

	As of
	December 31, 2017	December 31, 2016
(Amounts in thousands)
Customer liability	$23,486	$20,762
Accrued insurance	23,793	26,201
Accrued interest	23,194	25,807
Contract losses	2,660	10,912
Legal reserves	9,233	4,597
Subcontractor retention	—	250
Other	16,318	15,549
Total accrued liabilities	$98,684	$104,078
Customer liabilities represent amounts received from customers in excess of revenue recognized or for amounts due back to a customer. The decrease in accrued insurance is primarily due to the timing of payments and the closing of certain insurance policies with our carriers. Contract losses represent our best estimate of forward losses using currently available information and could change in future periods as new facts and circumstances emerge. The change in contract losses is primarily due to the utilization of losses by an AELS contract which we completed in calendar year 2017. Changes to the provision for contract losses are presented in Cost of services on our Consolidated Statement of Operations. Legal matters include reserves related to various lawsuits and claims that arise in the normal course of business. See Note 8 for further discussion. Other is comprised primarily of accrued rent and workers compensation related claims and other balances that are not individually material to the consolidated financial statements.
Other long-term liabilities
As of December 31, 2017 and December 31, 2016, Other long-term liabilities were $13.1 million and $12.5 million, respectively. Other long-term liabilities are primarily due to our long-term incentive bonus plan and nonqualified unfunded deferred compensation plan of $3.3 million and $4.3 million as of December 31, 2017 and December 31, 2016, respectively, and a long-term leasehold obligation related to our Tysons Corner facility in McLean, Virginia, of $2.8 million and $3.3 million as of December 31, 2017 and December 31, 2016, respectively. Other long-term liabilities also include an uncertain tax benefit of $3.5 million and $3.3 million, respectively, as of December 31, 2017 and December 31, 2016. See Note 4 for further discussion.

Note 3 — Goodwill, Other Intangible Assets and Long-Lived Assets
During the calendar year ended December 31, 2017, we had three operating and reporting segments, which provide services domestically and in foreign countries primarily under contracts with the U.S. government: AELS, AOLC and DynLogistics. Each operating and reportable segment is its own reporting unit. Of our three reporting units, only the DynLogistics reporting unit had a goodwill balance as of December 31, 2017 which we assess for potential goodwill impairment. The carrying amount of goodwill for DynLogistics was $42.1 million as of both December 31, 2017 and December 31, 2016.
In January 2018, the Company amended its organizational structure to improve efficiencies within existing businesses, capitalize on new opportunities, continue international growth and expand commercial business. The Company’s three operating and reporting segments, AELS, AOLC and DynLogistics, were re-aligned into two operating and reporting segments by combining AELS and AOLC into DynAviation with DynLogistics continuing to operate as a separate segment. The Company will include the new operating and reporting segments in its Form 10-Q for the quarter ending March 31, 2018. See Note 14 for further discussion.

We assess goodwill and other intangible assets with indefinite lives for impairment annually in the first month of the fourth quarter and when an event occurs or circumstances change that would suggest a triggering event. If a triggering event is identified, an impairment test is performed to identify any possible impairment in the period in which the event is identified.
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
During our annual goodwill impairment test as of October 2017, we concluded that there were no triggering events identified in our remaining reporting units and the estimated fair values of each of our remaining reporting units substantially exceeded their respective carrying values. The projections for these reporting units include significant estimates related to new business opportunities which are the basis for the discount rate assumptions currently applied and we have assessed this risk as one of the variables in establishing the discount rate. If we are unsuccessful in obtaining these opportunities in 2018, a triggering event could be identified and an impairment test would be performed to identify any possible goodwill impairment in the period in which the event is identified.
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
Since the Merger, accumulated goodwill impairment was $700.4 million as of both December 31, 2017 and December 31, 2016. Since the Merger, AELS, AOLC and DynLogistics accumulated goodwill impairment was $149.0 million, $293.4 million and $197.9 million, respectively, as of both the years ended December 31, 2017 and December 31, 2016. Since the Merger, the former GLS segment accumulated goodwill impairment was $60.1 million, and is no longer considered a segment for the years ended December 31, 2017 and December 31, 2016.
The following tables provide information about changes relating to certain intangible assets:

	As of December 31, 2017
(Amounts in thousands, except years)	Weighted Average Useful Life (Years)	Gross Carrying Value (1)	Accumulated Amortization	Net
Other intangible assets:
Customer-related intangible assets	2.3	$229,860	$(177,738)	$52,122
Other
Finite-lived	2.6	14,821	(11,641)	3,180
Total other intangibles		$244,681	$(189,379)	$55,302

Tradenames:
Indefinite-lived		$28,536	$—	$28,536
Total tradenames		$28,536	$—	$28,536

(1)	Certain fully amortized intangible balances were eliminated during calendar year 2017.

	As of December 31, 2016
(Amounts in thousands, except years)	Weighted Average Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net
Other intangible assets:
Customer-related intangible assets	3.0	$252,615	$(172,242)	$80,373
Other
Finite-lived	1.0	14,238	(10,542)	3,696
Total other intangibles		$266,853	$(182,784)	$84,069

Tradenames:
Finite-lived	—	$869	$(869)	$—
Indefinite-lived		28,536	—	28,536
Total tradenames		$29,405	$(869)	$28,536
Amortization expense for customer-related intangibles, other intangibles, and finite-lived tradenames was $29.6 million, $31.8 million and $31.4 million for the years ended December 31, 2017, December 31, 2016 and December 31, 2015, respectively. Other intangibles is primarily representative of our capitalized software which had a net carrying value of $3.2 million and $3.7 million as of December 31, 2017 and December 31, 2016, respectively.
The following table outlines an estimate of future amortization based upon the finite-lived intangible assets owned at December 31, 2017:

(Amounts in thousands)	Amortization Expense (1)
Estimate for calendar year 2018	$22,024
Estimate for calendar year 2019	21,798
Estimate for calendar year 2020	11,389
Estimate for calendar year 2021	91
Estimate for calendar year 2022	—
Thereafter	—
(1)The future amortization is inclusive of the finite lived intangible-assets.

Note 4 — Income Taxes
On December 22, 2017, the President of the United States signed into law the Tax Act. The Tax Act amends the Internal Revenue Code to reduce tax rates and modify policies, credits, and deductions for individuals and businesses. For businesses, the Tax Act creates limitations on interest expense deductions (if certain conditions apply) and reduces the corporate federal tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. Since the Tax Act was enacted during calendar year 2017, the Company is required to value its deferred tax assets and liabilities applying the rates prescribed by the enacted law for the period in which such deferred tax assets and liabilities are expected to reverse. SEC Staff Accounting Bulletin (“SAB”) 118 allows us to provide a provisional estimate of the impacts of the Tax Act due to the complexities involved in accounting for the enactment of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the enactment of the Tax Act to complete the accounting under ASC 740, Income Taxes. Specific impacts of the Tax Act are discussed below.
The domestic and foreign components of Income (loss) before income taxes are as follows:

	For the years ended
	December 31, 2017	December 31, 2016	December 31, 2015
(Amounts in thousands)
Domestic	$30,810	$(45,100)	$(143,446)
Foreign	2,713	2,245	3,981
Income (loss) before income taxes	$33,523	$(42,855)	$(139,465)
The (Provision) benefit for income taxes consists of the following:

	For the years ended
	December 31, 2017	December 31, 2016	December 31, 2015
(Amounts in thousands)
Current portion:
Federal	$—	$—	$—
State	(870)	(775)	(550)
Foreign	(16,214)	(8,424)	(7,391)
	(17,084)	(9,199)	(7,941)
Deferred portion:
Federal	15,063	163	16,024
State	292	37	388
Foreign	7	(1,139)	201
	15,362	(939)	16,613
(Provision) benefit for income taxes	$(1,722)	$(10,138)	$8,672

Temporary differences, which give rise to deferred tax assets and liabilities, were as follows:

	As of
	December 31, 2017	December 31, 2016
(Amounts in thousands)
Deferred tax assets related to:
Workers' compensation accrual	$2,276	$5,007
Accrued vacation	2,447	3,780
Completion bonus allowance	3,933	6,260
Accrued severance	109	354
Accrued executive incentives	5,475	8,396
Legal reserve	2,075	1,645
Allowance for doubtful accounts	3,223	8,366
Accrued health costs	2,398	3,414
Contract loss reserve	3,055	5,083
Other accrued liabilities and reserves	6,041	6,619
Partnership / joint venture basis differences	1,994	3,629
Foreign tax credit carryforward	45,426	30,495
Net operating loss carryforward	6,387	4,222
Other carryforwards	2,156	1,393
Uncertain tax positions	751	943
Goodwill and other intangible assets	14,451	52,477
Valuation allowance	(66,618)	(88,806)
Total deferred tax assets	35,579	53,277
Deferred tax liabilities related to:
Prepaid insurance	(4,846)	(6,865)
Indefinite lived intangibles	—	(15,473)
Unbilled receivables	(30,364)	(45,764)
Total deferred tax liabilities	(35,210)	(68,102)

Total deferred tax assets (liabilities), net	$369	$(14,825)
Non-current deferred tax assets, net, was $0.4 million and non-current deferred tax liabilities, net, was $14.8 million as of December 31, 2017 and December 31, 2016, respectively.
As a result of the Tax Act, deferred tax assets, net, were reduced by $10.3 million with an equal and corresponding adjustment to the valuation allowance. Due to provisions within the Tax Act, the Company believes that it is more likely than not that the Company will create future offsetting indefinite lived deferred tax assets principally related to the carryover of non-deductible interest. Therefore, the Company has considered its indefinite lived deferred tax liability as a source of future taxable income, which resulted in the Company releasing $15.5 million of valuation allowance, of which $15.5 million adjusted the total provision for income taxes for the year ended December 31, 2017. The Company has assessed the valuation allowance implications of U.S. Tax Reform. Due to the uncertainties between the valuation allowance and future deferred tax assets and liabilities as of December 31, 2017, the Company included provisional estimates of the income tax effects of the Tax Act.
Management assesses both the available positive and negative evidence to determine whether it is more likely than not that there will be sufficient sources of future taxable income to recognize deferred tax assets. The Company must also assess whether its valuation allowance analyses are affected by the Tax Act. The following items impacted the valuation allowance due to the enacted Tax Act:

•	A reduction in deductible interest expense for federal income tax purposes which will create an indefinite lived asset;

•	The prevention of deferring revenue with respect to unbilled receivables; and

•	The recognition of revenue it had previously deferred as unbilled receivables over a four-year period pursuant to Internal Revenue Code ("IRC") Section 481.
While we anticipate that the Tax Act will result in the Company enhancing its ability to recognize existing deferred tax assets in the future, the Company also anticipates that the Tax Act will create new deferred tax assets that will be subject to future valuation allowance. As such, the Company will remain in a valuation allowance on most domestic deferred tax assets for the period ended December 31, 2017 but will assess the need for valuation allowance each period.
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
As of December 31, 2017, we had $20.5 million of U.S. federal net operating losses available for use compared to $9.1 million U.S. federal net operating losses available for use as of December 31, 2016. Pursuant to the Tax Act, federal net operating losses created on or after January 1, 2018 have an infinite life (no carryover limit). The federal net operating losses discussed above were created prior to January 1, 2018 and have a 20-year carryforward limit. We anticipate using most, if not all of our federal net operating losses, in calendar year 2018. As of December 31, 2017 and December 31, 2016, we had state net operating losses of approximately $141.0 million and $131.0 million, respectively, most of which will begin to expire in 2020 or later. State net operating losses carryforward limits may change as a result of the Tax Act and the Company will stay alert to those changes. We had approximately $45.4 million and $30.5 million as of December 31, 2017 and December 31, 2016, respectively, in foreign tax credit carryforwards ("FTCs") which have begun to expire. Additionally, we made no estimated federal income tax payments nor have we received any federal income tax refunds for the year ended December 31, 2017. All income taxes paid or refunds received during the year ended December 31, 2017 related to state or foreign jurisdictions.
A reconciliation of the statutory federal income tax rate to our effective rate is provided below:

	For the years ended
	December 31, 2017	December 31, 2016	December 31, 2015

Statutory rate	35.0%	35.0%	35.0%
State income tax, less effect of federal deduction	1.7%	(1.7)%	(0.1)%
Noncontrolling interests	(1.3)%	0.9%	0.5%
Goodwill impairment (1)	—%	—%	(11.6)%
Nondeductible meals and entertainment	2.4%	(2.2)%	(0.7)%
Nondeductible expenses	2.9%	(2.7)%	(0.2)%
Impact of Tax Act	30.7%	—%	—%
Valuation allowance	(68.1)%	(52.9)%	(16.7)%
Other	1.8%	(0.1)%	—%
Effective tax rate	5.1%	(23.7)%	6.2%

(1)	Includes non-cash impairment charges to goodwill for the year ended December 31, 2015.
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
We file income tax returns in U.S. federal and state jurisdictions and in various foreign jurisdictions which are subject to examinations by the IRS and other taxing authorities. These audits can result in adjustments of taxes due. Our estimate of the potential outcome of any uncertain tax issue prior to audit is subject to management's assessment of relevant risks, facts, and circumstances existing at that time. An unfavorable result under audit may reduce the amount of state net operating losses we have available for carryforward to offset future taxable income, or may increase the amount of tax due for the period under audit, resulting in an increase to the effective rate in the year of resolution. The statute of limitations is open for U.S. federal income tax returns for our fiscal year 2014 forward. The statute of limitations for state income tax returns is open for our fiscal year 2014 forward, with few exceptions, and the statute of limitations for foreign income tax examinations is open for calendar year 2012 forward, with few exceptions.
Uncertain Tax Positions
We account for uncertain tax positions in accordance with ASC 740 - Income Taxes, which prescribes the more likely than not threshold for recognition of a tax position in the financial statements. The amount of unrecognized tax benefits at December 31, 2017 and December 31, 2016 was $2.8 million and $2.6 million, respectively, of which $2.7 million and $2.3 million, respectively, would impact our effective tax rate if recognized. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(Amounts in thousands)	Unrecognized Tax Benefits
Balance at December 31, 2015	$2,634
Additions for tax positions related to prior years	—
Reductions for tax positions of prior years	—
Settlements	—
Remeasurements	—
Net releases	—
Lapse of statute of limitations	—
Balance at December 31, 2016	$2,634
Additions for tax positions related to prior years	158
Reductions for tax positions of prior years	—
Settlements	—
Remeasurements	—
Net releases	—
Lapse of statute of limitations	—
Balance at December 31, 2017	$2,792
We recognize interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations. Accrued interest and penalties are included on the related tax liability line in the consolidated balance sheet. For the years ended December 31, 2017 and December 31, 2016, there was no accrued interest related to unrecognized tax benefits in interest expense and no penalties recognized in the provision for income taxes within our consolidated statements of operations. We do not expect the unrecognized tax benefit of $3.5 million, inclusive of penalties, as of December 31, 2017 to be settled within the next 12 months. In addition to the above, the Company established a reserve during the year ended December 31, 2017 related to uncertain tax positions in the deferred tax accounts, offsetting the FTC, by $0.8 million.

Note 5 — Accounts Receivable
Accounts Receivable, net consisted of the following:

	As of
	December 31, 2017	December 31, 2016
(Amounts in thousands)
Billed	$160,770	$93,409
Unbilled	191,780	206,846
Total	$352,550	$300,255
Unbilled receivables related to costs incurred on projects for which we have been requested by the customer to begin new work or extend work under an existing contract and for which formal contracts, contract modifications or other contract actions have not been executed as of the end of the respective periods decreased from $26.7 million as of December 31, 2016 to $12.0 million as of December 31, 2017 primarily due to collections of these receivables in our AOLC segment.
As of December 31, 2017, we had one contract claim outstanding totaling $2.7 million, net of reserves. As of December 31, 2016, we had three contract claims outstanding totaling $2.4 million, net of reserves. The balance of unbilled receivables consists of costs and fees that are: (i) billable immediately; (ii) billable on contract completion; or (iii) billable upon other specified events, such as the resolution of a request for equitable adjustment or formal claim. We expect substantially all unbilled receivables to be billed and collected within one year, except items that may result in or that are currently involved in a request for equitable adjustment or formal claim.
We do not believe we have significant exposure to credit risk as our receivables are primarily with the U.S. government. Our allowance for doubtful accounts was $10.1 million as of December 31, 2017 compared to $17.2 million as of December 31, 2016, and is primarily due to outstanding receivables where we operated under a subcontract for a prime contractor on a U.S. government program that ended December 31, 2014. During the year ended December 31, 2017, we adjusted our allowance for doubtful accounts based on collections against a portion of these outstanding amounts. See Note 8 for further discussion.

Note 6 — Retirement Plans
401(k) Savings Plans
The DynCorp International Savings Plan (the "Savings Plan") is a participant-directed, defined contribution, 401(k) plan for the benefit of employees meeting certain eligibility requirements. The Savings Plan is intended to qualify under Section 401(a) of the U.S. Internal Revenue Code (the "Code") and is subject to the provisions of the Employee Retirement Income Security Act of 1974. Under the Savings Plan, participants may contribute from 1% to 50% of their earnings. Contributions are made on a pre-tax or Roth basis, limited to annual maximums set by the Code. For the year ended December 31, 2017, the maximum contribution per employee is $18,000 and the catch-up contribution limit for participants age 50 or older is $6,000 per calendar year. Company matching contributions are also made in an amount equal to 100% of the first 2% of employee contributions and 50% of the next 4%, up to $10,800 per calendar year, which are invested in various funds at the discretion of the participant, and vests in three equal 33.3% installments over three years based on the employee’s annual hire date anniversary.
We incurred Savings Plan expense of approximately $9.5 million, $8.8 million and $9.2 million for the years ended December 31, 2017, December 31, 2016 and December 31, 2015, respectively. A portion of the Savings Plan expense has been presented within Cost of services, with the remainder in Selling, general and administrative expenses in the consolidated statement of operations. All Savings Plan expenses are fully funded.
Nonqualified Unfunded Deferred Compensation Plan
The Company has a non-qualified unfunded and unsecured deferred compensation plan that is offered to certain members of management allowing for the deferral of salary and bonuses without the statutory limitations present in 401(k) savings plan. The elections under the savings plans must be completely separate and independent of each other. Under the deferred compensation plan for the years ended December 31, 2017 and December 31, 2016, the deferral amount limitation is 100% of salary and 100% of bonuses and each participant shall be 100% vested in his or her account, at all times. The funds can be distributed the first day of the calendar month following the six-month anniversary of the participant’s separation from the Company. The participant can elect payout of the funds in a single sum or annual installments over 5 or 10 years; however, only one election can be made with respect to all of the deferrals in the respective account. If, for any reason, the participant fails to make a valid and timely election, the participant’s account shall be distributed as a single sum as of the participant’s benefit commencement date. There were no contributions made to the deferred compensation plan on behalf of the Company for years ended December 31, 2017, December 31, 2016 and December 31, 2015.
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
As of December 31, 2017, we had approximately 13,100 personnel, of which approximately 3,900, or 29.8% of our personnel, are employees represented by labor unions. We are subject to 44 CBAs which have various expiration dates, with the longest expiring in September 2021. Approximately 7.5% of our personnel are covered by a CBA that will expire in one year. Of the 44 CBAs, we have 14 significant CBAs that require contributions to the International Association of Machinists National Pension Fund ("IAMNPF") with expiration dates ranging from April 15, 2018 through September 30, 2021. As long as we remain a contributing employer, we have no liability for any unfunded portion of this plan. However, if for any reason, we stop making contributions to the plan under any of the individual CBAs, we could be assessed a potential withdrawal liability based on our share of the unfunded vested benefits of the plan. Our share of the unfunded vested benefits is determined by the contributions required under the individual CBAs from which we withdraw relative to the contributions made to the plan as a whole.
Our participation in the IAMNPF for the years ended December 31, 2017, December 31, 2016 and December 31, 2015 is outlined in the table below. The "EIN/PN" column provides the Employee Identification Number ("EIN") and the three-digit plan number ("PN"). The most recent Pension Protection Act ("PPA") zone status available for 2017, 2016 and 2015 is for the plan year-ends as indicated below. The zone status is based on information that the Company received from the plan and is certified by the plan's actuary. Among other factors, plans in the red zone are generally less than 65% funded, plans in the yellow zone are between 65% and 80% funded, and plans in the green zone are at least 80% funded. The "FIP/RP Status Pending/Implemented" column indicates if the plan has a financial improvement plan ("FIP") or a rehabilitation plan ("RP") which is either pending or has been implemented. In addition to regular plan contributions, we may be subject to a surcharge if the plan is in the red zone. The "Surcharge Imposed" column indicates whether a surcharge has been imposed on contributions to the plan. The last column lists the expiration date of the collective-bargaining agreements to which the plan is subject.

					FIP / RP Status	Total Contributions of DynCorp International				Expiration
		PPA Zone Status (2)			Pending /	(Amounts in thousands)			Surcharge	Date of
Pension Fund	EIN/PN	2017	2016	2015	Implemented	2017	2016	2015	Imposed	CBA
IAMNPF (1)	516031295 / 001	Green	Green	Green	No	$8,337	$9,534	$9,341	No	4/15/2018 through 9/30/2021

(1)
Of the 14 collective-bargaining agreements that require contributions to this plan, the agreement with International Association of Machinists ("IAM") union employees at Naval Test Wing Atlantic is the most significant as contributions under this plan for years 2018 through the expiration date of the collective-bargaining agreement will approximate $9.5 million, or 49% of all required contributions to the IAMNPF.

(2)
Unless otherwise noted, the most recent PPA zone status available in 2017, 2016 and 2015, is for the plan’s year-end status for the years ended December 31, 2017, December 31, 2016 and December 31, 2015, respectively. The zone status is based on information we receive from the plan and is certified by the plan's actuary. Generally, plans in the red zone are less than 65% funded, plans in the yellow zone are between 65% and 80% funded, and plans in the green zone are at least 80% funded.

Note 7 — Debt
Debt consisted of the following:

	As of December 31, 2017
(Amounts in thousands)	Carrying Amount	Original Issue Discount on Term Loan	Deferred Financing Costs, Net	Carrying Amount less Original Issue Discount on Term Loan and Deferred Financing Costs, Net
11.875% senior secured second lien notes	$379,006	$—	$(1,177)	$377,829
Term loan	182,286	(8,996)	(2,776)	170,514
Cerberus 3L notes	32,420	—	(72)	32,348
Total indebtedness	593,712	(8,996)	(4,025)	580,691
Less current portion of long-term debt, net (1)	(54,943)	1,110	181	(53,652)
Total long-term debt, net	$538,769	$(7,886)	$(3,844)	$527,039

(1)	The carrying amount of the current portion of long-term debt as of December 31, 2017 includes our Excess Cash Flow Payment of $54.9 million, which was paid on March 21, 2018.

	As of December 31, 2016
(Amounts in thousands)	Carrying Amount	Original Issue Discount on Term Loan	Deferred Financing Costs, Net	Carrying Amount less Original Issue Discount on Term Loan and Deferred Financing Costs, Net
10.375% senior unsecured notes	$39,319	$—	$—	$39,319
11.875% senior secured second lien notes	373,385	—	(1,581)	371,804
Term loan	207,400	(12,570)	(4,248)	190,582
Cerberus 3L notes	30,831	—	(80)	30,751
Total indebtedness	650,935	(12,570)	(5,909)	632,456
Less current portion of long-term debt, net	(64,433)	1,364	226	(62,843)
Total long-term debt, net	$586,502	$(11,206)	$(5,683)	$569,613
The original issue discount on the Term Loan facility (the "Term Loan") and deferred financing costs are amortized through interest expense. Amortization related to the original issue discount was $3.6 million and $1.9 million for the years ended December 31, 2017 and December 31, 2016, respectively. Amortization related to deferred financing costs was $1.9 million, $4.0 million, and $6.5 million for the years ended December 31, 2017, December 31, 2016 and December 31, 2015, respectively.
Deferred financing costs for the year ended December 31, 2017 were reduced by an immaterial amount related to the pro rata write-off of deferred financing costs to loss on early extinguishment of debt as a result of the $25.1 million Excess Cash Flow principal payment made on the Term Loan under the New Senior Credit Facility on April 4, 2017. Deferred financing costs for the year ended December 31, 2016 were reduced $0.3 million related to the pro rata write-off of deferred financing costs to loss on early extinguishment of debt as a result of the $4.6 million in principal prepayment made on the term loan facility under the Senior Credit Facility.
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
As of December 31, 2017, the New Senior Credit Facility provided for the following:

•	a $182.3 million Term Loan;

•	a $85.8 million class B revolving facility (the "Revolver"); and

•
up to $15.0 million in incremental revolving facilities provided by and at the discretion of certain non-debt fund affiliates that are controlled by Cerberus (as defined herein), which shall rank pari passu with, and be on the same terms as, the Revolver.

Availability under the Revolver during the two years immediately after June 15, 2016 is subject to a condition that, if, at the time of a request for revolving loans or an issuance of a letter of credit, the aggregate principal amount of revolving loans plus the face amount of outstanding letters of credit exceeds 50% of the aggregate amount of Revolver commitments at such time, the aggregate amount of unrestricted cash and cash equivalents of DynCorp International and its subsidiaries (giving pro forma effect to requested revolving loans and any application of proceeds thereof or other cash on hand) may not exceed $60.0 million.
As of December 31, 2017 and December 31, 2016, the available borrowing capacity under the New Senior Credit Facility was approximately $65.5 million and $48.0 million, respectively, and included $20.3 million and $37.8 million, respectively, in issued letters of credit. Amounts borrowed under the Revolver are used to fund operations. As of December 31, 2017 and December 31, 2016 there were no amounts borrowed under the Revolver. The Revolver and the Term Loan mature on July 7, 2019 and July 7, 2020, respectively.
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
The variable Base Rate is equal to the higher of (a) the Federal Funds Rate plus one half of one percent and (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America, N.A. as its prime rate; provided that in no event shall the Base Rate be less than 1.00% plus the Eurocurrency Rate applicable to one month interest periods on the date of determination of the Base Rate. The variable Base Rate has a floor of 2.75%. The Eurocurrency Rate is the rate per annum equal to the London Interbank Offered Rate (“LIBOR”) as published on the applicable Bloomberg screen page (or other commercially available source providing quotations of LIBOR as designated by the Administrative Agent from time to time) two London Banking Days prior to the commencement of such interest period. The variable Eurocurrency Rate has a floor of 1.75%.
As of December 31, 2017 and December 31, 2016, the applicable interest rate on the Term Loan was 7.75%.
Interest Rates on Letter of Credit Subfacility and Unused Commitment Fees
All of our letters of credit under the New Senior Credit Facility are also subject to a 0.25% fronting fee. The letter of credit subfacility bears interest at an applicable rate that ranges 5.50% to 6.00% with respect to the Revolver commitments. The unused commitment fee on our Revolver ranges from 0.50% to 0.75% on the undrawn amount of the facility depending on the First Lien Secured Leverage Ratio. Interest payments on both the letter of credit subfacility and unused commitments are payable quarterly in arrears. We will also pay customary letter of credit and agency fees.
The applicable interest rate for our letter of credit subfacility was 5.50% and 5.75% as of December 31, 2017 and December 31, 2016, respectively. The applicable interest rate for our unused commitment fees was 0.50% as of December 31, 2017 and December 31, 2016.
Principal Payments
The credit agreement governing the New Senior Credit Facility contains an annual requirement to submit a portion of our Excess Cash Flow, as defined in the credit agreement, as additional principal payments. Based on our annual financial results for the years ended December 31, 2017 and December 31, 2016, we made an additional principal payment as required under the Excess Cash Flow provisions of the New Senior Credit Facility of $54.9 million on March 21, 2018 and $25.1 million on April 4, 2017. Certain other transactions can trigger mandatory principal payments such as tax refunds, a disposition of a portion of our business or a significant asset sale. We had no such transactions during the year ended December 31, 2017.
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
Maturity and Amortization
We are required to make principal amortization payments with respect to the Term Loan of $22.5 million on or prior to June 15, 2017 and $22.5 million on or prior to June 15, 2018, which amounts may be reduced as a result of the application of certain prepayments, including our Excess Cash Flow payment. The June 15, 2018 and June 15, 2017 principal amortization payments were fully satisfied as a result of the additional principal payments of $54.9 million and $25.1 million made under the Excess Cash Flow requirement discussed above. The principal amount of the Term Loan may be reduced as a result of prepayments, with the remaining amount payable on July 7, 2020.
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
Guarantee and Security
The guarantors of the obligations under the New Senior Credit Facility are identical to those under the New Notes and the Cerberus 3L Notes. See Note 13. The New Senior Credit Facility is secured on a first lien basis by the same collateral that secures the New Notes on a second lien basis and the Cerberus 3L Notes on a third lien basis.
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
In addition, the New Senior Credit Facility requires us to maintain a maximum total leverage ratio and a minimum interest coverage ratio. The New Senior Credit Facility also requires, solely for the benefit of the lenders under the Revolver, for us to maintain minimum liquidity (based on availability of revolving credit commitments under the New Senior Credit Facility plus unrestricted cash and cash equivalents) as of the end of each fiscal quarter of not less than $60.0 million through the fiscal quarter ending December 31, 2017, and of not less than $50.0 million thereafter. The credit agreement governing the New Senior Credit Facility also contains customary representations and warranties, affirmative covenants and events of default.
The total leverage ratio is the ratio of Consolidated Total Debt, as defined in Amendment No. 5 (which definition excludes debt under the Cerberus 3L Notes), less unrestricted cash and cash equivalents (up to $75.0 million) to Consolidated EBITDA, as defined in Amendment No. 5, for the applicable period.

The total leverage ratio under the New Senior Credit Facility as of the last day of any fiscal quarter ending during any period set forth below are not permitted to be greater than the total leverage ratios set forth below opposite the last day of any fiscal quarter occurring during the periods set forth below:

Period	Total Leverage Ratio
September 30, 2017 - December 31, 2017	5.75 to 1.0
January 1, 2018 - March 30, 2018	5.75 to 1.0
March 31, 2018 - June 29, 2018	5.50 to 1.0
June 30, 2018 - September 28, 2018	5.40 to 1.0
September 29, 2018 and thereafter	4.75 to 1.0
The interest coverage ratio under the New Senior Credit Facility is the ratio of Consolidated EBITDA to Consolidated Interest Expense, as defined in Amendment No. 5 (which provides that interest expense with respect to the Cerberus 3L Notes is excluded). The interest coverage ratio under the New Senior Credit Facility as of the last day of any fiscal quarter ending during any period set forth below are not permitted to be less than the interest coverage ratio set forth below opposite the last day of any fiscal quarter occurring during the periods set forth below:

Period	Interest Coverage Ratio
September 30, 2017 - December 31, 2017	1.40 to 1.0
January 1, 2018 - March 30, 2018	1.50 to 1.0
March 31, 2018 - June 29, 2018	1.60 to 1.0
June 30, 2018 and thereafter	1.70 to 1.0

As of December 31, 2017 and December 31, 2016, we were in compliance with our financial maintenance covenants under the New Senior Credit Facility. We expect, based on current projections and estimates, to be in compliance with our covenants in the New Senior Credit Facility (including our financial maintenance covenants), and the covenants in the New Notes and the Cerberus 3L Notes, further discussed below, for the next 12 months.
New Notes
On June 15, 2016, $415.7 million principal amount of the Senior Unsecured Notes were exchanged for $45.0 million cash and $370.6 million aggregate principal amount of new notes due November 30, 2020 (the "New Notes"). The New Notes are governed by the terms of the indenture dated as of June 15, 2016 (the “Indenture”), among DynCorp International, the Guarantors (as defined below) and Wilmington Trust, National Association, as trustee (the “Trustee”) and collateral agent (the “Collateral Agent”). The New Notes are senior secured obligations of DynCorp International, as issuer, and of the Guarantors, as guarantors. The New Notes are secured by second-priority liens on the assets that secure DynCorp International’s and the Guarantors’ obligations under DynCorp International’s senior secured credit facility, subject to permitted liens and certain exceptions. The New Notes are guaranteed by (1) Holdings, and (2) all of DynCorp International’s subsidiaries that currently guarantee the New Senior Credit Facility (the “Subsidiary Guarantors,” and collectively with Holdings, the “Guarantors”).
Interest on the New Notes accrues at the rate of 11.875% per annum, comprised of 10.375% per annum in cash and 1.500% per annum payable in kind (“PIK,” and such interest “PIK Interest”). The cash portion of the interest on the New Notes is payable in cash and the PIK Interest on the New Notes is payable in kind, each semi-annually in arrears on January 1 and July 1, commencing on July 1, 2016. PIK Interest was accrued from January 1, 2016, which was the last date interest was paid on the Senior Unsecured Notes prior to the completion of an exchange offer in June 2016 (the "Exchange Offer"). PIK interest converted into the carrying amount of the New Notes during the years ended December 31, 2017 and December 31, 2016 was $5.6 million and $2.8 million, respectively. PIK interest accrued on the New Notes was $2.8 million and $2.8 million as of December 31, 2017 and December 31, 2016, respectively.
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

Covenants and Events of Default
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
The Indenture contains customary events of default, including the failure to pay other indebtedness in a total amount exceeding $10.0 million after final maturity of such indebtedness. If the New Notes are accelerated or otherwise become due and payable prior to their maturity, in each case, as a result of an event of default under the Indenture, the amount of principal of, accrued and unpaid interest and premium on the New Notes that becomes due and payable will equal the redemption price plus accrued and unpaid cash interest, if any, together with an amount of cash equal to all accrued and unpaid PIK Interest, applicable with respect to an optional redemption of the New Notes.
Optional Redemption
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
On June 15, 2016, $415.7 million principal amount of the Senior Unsecured Notes were exchanged for $45.0 million cash and $370.6 million principal amount of New Notes. The remaining $39.3 million principal amount of 10.375% Senior Unsecured Notes were redeemed on April 24, 2017 using the proceeds received from the Capital Contribution on April 21, 2017.
Cerberus 3L Notes
On June 15, 2016, DynCorp Funding LLC, a limited liability company managed by Cerberus Capital Management, L.P. ("Cerberus"), entered into a Third Lien Credit Agreement (the "Third Lien Credit Agreement") with us. Under the Third Lien Credit Agreement, DynCorp Funding LLC has made a $30.0 million term loan to us (the "Cerberus 3L Notes"). The proceeds of the Cerberus 3L Notes are restricted to pay fees and expenses in support of or related to the Company’s Global Advisory Group until June 15, 2018 and, thereafter, for working capital and general corporate purposes. As of December 31, 2017, we have fully utilized these funds for fees and expenses related to the Company's Global Advisory Group.

Interest Rate and Fees
The interest rate per annum applicable to the Cerberus 3L Notes is 5.00%, payable in kind on a quarterly basis. PIK interest converted into the carrying amount of the Cerberus 3L Notes during the years ended December 31, 2017 and December 31, 2016 was $1.6 million and $0.8 million, respectively.

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

Note 8 — Commitments and Contingencies
Commitments
We have operating leases for the use of real estate and certain property and equipment which are either non-cancelable, cancelable only by the payment of penalties or cancelable upon one month’s notice. All lease payments are based on the lapse of time but include, in some cases, payments for insurance, maintenance and property taxes. There are no purchase options on operating leases at favorable terms, but most leases have one or more renewal options. Certain leases on real estate are subject to annual escalations for increases in base rents, utilities and property taxes. Lease rental expense was $68.6 million, $40.7 million, and $49.6 million for the years ended December 31, 2017, December 31, 2016 and December 31, 2015, respectively. We have no significant long-term purchase agreements with service providers.
Minimum fixed rental payments non-cancelable for the next five years and thereafter under operating leases in effect as of December 31, 2017, are as follows:

Calendar Year	Real Estate	Equipment	Total
	(Amounts in thousands)
2018 (1)	$20,776	$7,538	$28,314
2019	6,047	438	6,485
2020	4,959	438	5,397
2021	3,553	36	3,589
2022	2,970	—	2,970
Thereafter	5,856	—	5,856
Total	$44,161	$8,450	$52,611

(1)
The minimum lease table above excludes agreements of one year or less in duration. These leases are accounted for in our rent expense, however, because of the short tenure of the lease, these are not reflected in the table above.

Contingencies
General Legal Matters
We are involved in various lawsuits and claims that arise in the normal course of business. We have established reserves for matters in which it is believed that losses are probable and can be reasonably estimated. Reserves related to these matters have been recorded in "accrued liabilities" totaling approximately $9.2 million and $4.6 million as of December 31, 2017 and December 31, 2016, respectively. We believe that appropriate accruals have been established for such matters based on information currently available; however, some of the matters may involve compensatory, punitive, or other claims or sanctions that if granted, could require us to pay damages or make other expenditures in amounts that could not be reasonably estimated at December 31, 2017. These accrued reserves represent the best estimate of amounts believed to be our liability in a range of expected losses. In accordance with ASC 450 - Contingencies, in addition to matters that are considered probable and can be reasonably estimated, we also disclose certain matters considered reasonably possible. In addition to the disclosure requirements set forth in ASC 450-20, the Company also discloses any other contingencies for which the likelihood of an unfavorable outcome is remote but for which the Company believes are of such a significant nature that disclosure would benefit a user of our financial statements. Other than matters disclosed below, we believe the aggregate range of possible loss related to matters considered reasonably possible was not material as of December 31, 2017. Litigation is inherently unpredictable and unfavorable resolutions could occur. Accordingly, it is possible that an adverse outcome from such proceedings could (i) exceed the amounts accrued for probable matters; or (ii) require a reserve for a matter we did not originally believe to be probable or could be reasonably estimated. Such changes could be material to our financial condition, results of operations and cash flows in any particular reporting period. Our view of the matters not specifically disclosed could possibly change in future periods as events thereto unfold.
Pending Litigation and Claims
On December 4, 2006, December 29, 2006, March 14, 2007 and April 24, 2007, four lawsuits were served, seeking unspecified monetary damages against DynCorp International LLC and several of its former affiliates in the U.S. District Court for the Southern District of Florida, concerning the spraying of narcotic plant crops along the Colombian border adjacent to Ecuador. Three of the lawsuits, filed on behalf of the Provinces of Esmeraldas, Sucumbíos and Carchi in Ecuador, allege violations of Ecuadorian law, International law, and statutory and common law tort violations, including negligence, trespass, and nuisance. The fourth lawsuit, filed on behalf of citizens of the Ecuadorian provinces of Esmeraldas and Sucumbíos, alleges personal injury, various counts of negligence, trespass, battery, assault, intentional infliction of emotional distress, violations of the Alien Tort Claims Act and various violations of international law. The four lawsuits were consolidated, and based on our motion granted by the court, the case was subsequently transferred to the U.S. District Court for the District of Columbia. On March 26, 2008, a First Amended Consolidated Complaint was filed that identified 3,266 individual plaintiffs. As of January 12, 2010, 1,256 of the plaintiffs have been dismissed by court orders and, on September 15, 2010, the Provinces of Esmeraldas, Sucumbíos and Carchi were dismissed by court order. We filed multiple motions for summary judgment, and, on February 15, 2013, the court granted summary judgment and dismissed all claims. On March 18, 2013, the plaintiffs filed a notice of appeal with the U.S. Court of Appeals for the District of Columbia. On May 30, 2014, the U.S. Court of Appeals for the District of Columbia affirmed the dismissal of the majority of the case, but remanded the case to the trial court concerning a few remaining tort claims. On September 23, 2016, the District Court granted in part renewed motions for summary judgment. On April 3, 2017, the claims for six plaintiffs proceeded to trial. On April 20, 2017, the jury found in our favor on all claims brought by all six plaintiffs involved in that trial. On December 15, 2017, the Court dismissed with prejudice the claims for all plaintiffs.
A lawsuit filed on September 11, 2001, and amended on March 24, 2008, seeking unspecified damages on behalf of 26 residents of the Sucumbíos Province in Ecuador, was brought against our operating company and several of its former affiliates in the U.S. District Court for the District of Columbia. The action alleges violations of the laws of nations and U.S. treaties, negligence, emotional distress, nuisance, battery, trespass, strict liability and medical monitoring arising from the spraying of herbicides near the Ecuador-Colombia border in connection with the performance of the DoS, International Narcotics and Law Enforcement contract for the eradication of narcotic plant crops in Colombia. As of January 12, 2010, 15 of the plaintiffs have been dismissed by court order. We filed multiple motions for summary judgment, and, on February 15, 2013, the court granted summary judgment and dismissed all claims. On March 18, 2013, the plaintiffs filed a notice of appeal with the U.S. Court of Appeals for the District of Columbia. On May 30, 2014, the U.S. Court of Appeals for the District of Columbia affirmed the dismissal of the majority of the case, but remanded the case to the trial court concerning a few remaining tort claims. On September 23, 2016, the District Court granted in part renewed motions for summary judgment. On April 3, 2017, the claims for six plaintiffs proceeded to trial. On April 20, 2017, the jury found in our favor on all claims brought by all six plaintiffs involved in that trial. On December 15, 2017, the Court dismissed with prejudice the claims for all plaintiffs.
The above cases, now closed, had been fully defended and indemnified by the Company’s previous owner, Computer Sciences Corporation and also by its spin-off company, CSRA Inc. The insurance litigation arising out of the above cases previously had been fully resolved and settled.
In October 2007, we entered into a subcontract with Northrop Grumman Technical Services, Inc. (“Northrop”) to support Northrop’s prime contract with the DoD Counter Narcotics Terrorism Program Office ("CNTPO"). We performed the services requested by Northrop, the government determined that it received “intended quality and skills of personnel,” and Northrop paid our invoices until July 2014. Subsequent to July 2014, Northrop stopped paying our periodic invoices. The contract operations ended on December 31, 2014. In March 2015, Northrop filed a civil action against us to obtain documents regarding our invoices and now asserts approximately $5.0 million in damages. We believe the damages asserted by Northrop represent a loss contingency that is remote. In September 2015, we filed an Answer and Counterclaim seeking approximately $41.0 million for unpaid invoices. Subsequent to and during the year ended December 31, 2017, we collected a portion of these funds and we continue to seek payment on the remaining balance.
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
We have received a series of audit reports from the DCAA related to their examination of certain incurred, invoiced and reimbursed costs on the Logistics Civil Augmentation Program IV ("LOGCAP IV") contract for years 2009 to 2012. Through our negotiation efforts with the Contracting Officer the issues have been resolved, resulting in final settlements of all audited costs of approximately $0.8 million of questioned costs. The DCAA is currently auditing fiscal years 2013 to 2016 and we believe the risk of loss for those years is remote and eventual settlement amounts should be comparable to the previous outcome for fiscal years 2009 to 2012.
Foreign Contingencies
On January 22, 2014, a tax assessment from the Large Tax Office of the Afghanistan Ministry of Finance (“MOF”) was received, seeking approximately $64.2 million in taxes and penalties specific to one of our business licenses in Afghanistan for periods between 2009 to 2012. The majority of this assessment was income tax related; however, $10.2 million of the assessed amount is non-income tax related and represents loss contingencies that we consider reasonably possible. We filed our initial appeal of the assessment with the MOF on February 19, 2014. In May 2014, the MOF ruled in our favor for the income tax related issue which totaled approximately $54.0 million. We are still working with the MOF to remove the assessment on the remaining non-income tax related items. As of December 31, 2017, we are continuing to evaluate this matter and at this time believe it does not represent a probable loss contingency.
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
Risk Management Liabilities and Reserves
We are insured for domestic workers' compensation liabilities and a significant portion of our employee medical costs. However, we bear risk for a portion of claims pursuant to the terms of the applicable insurance contracts. We account for these programs based on actuarial estimates of the amount of loss inherent in that period's claims, including losses for which claims have not been reported of $7.7 million and $9.3 million as of December 31, 2017 and December 31, 2016, respectively. These loss estimates rely on actuarial observations of ultimate loss experience for similar historical events. We limit our risk by purchasing stop-loss insurance policies for significant claims incurred for both domestic workers' compensation liabilities and medical costs. Our exposure under the stop-loss policies for domestic workers' compensation and medical costs is limited based on fixed dollar amounts. For domestic worker's compensation and employer's liability under state and federal law, the fixed-dollar amount of stop-loss coverage is $1.0 million per occurrence on most policies, but is $0.25 million per occurrence on a California-based policy. For medical costs, the fixed dollar amount of stop-loss coverage is $0.4 million for total costs per covered participant per calendar year.

Note 9 — Equity
At April 1, 2010 (inception), 100 common shares were issued and, as of December 31, 2017, 100 shares remain issued and outstanding as there have been no further issuances of common shares since that date. During the period from April 1, 2010 through December 31, 2010, our equity was impacted by a capital contribution of $550.9 million in connection with the merger entered into on July 7, 2010 and by a capital contribution on April 21, 2017 of $40.6 million to fund the redemption of the Senior Unsecured Notes.
Share Based Payments
On December 17, 2013, certain members of management and outside directors were awarded Class B interests in DynCorp Management LLC (“DynCorp Management”). DynCorp Management maintains an equity incentive plan (the "Equity Incentive Plan") and has authorized 100,000 Class B shares as available for issuance. The grant and vesting of the awards is contingent upon the executives' consent to the terms and conditions set forth in the Class B Interests Agreements. DynCorp Management conducts no operations and was established for the purpose of holding equity in our Company.
During the period ended December 31, 2016, DynCorp Management granted 20,000 Class B Interests to Mr. Von Thaer, our Chief Executive Officer at the time of grant. These Class B Interests were 25% vested on the grant date, and the remaining 75% of the Class B Interests scheduled to vest in equal installments of 25% each on each of June 15, 2017, June 15, 2018 and June 15, 2019. In calendar year 2017, as part of Mr. Von Thaer's exit from the Company, we provided Mr. Von Thaer with a $1.6 million bonus to cancel his 10,000 vested Class B interests from the Equity Incentive Plan.
During the period ended December 31, 2017, DynCorp Management granted 62,500 Class B Interests to certain members of management. These Class B Interests vested 50% on the grant date with the remaining 50% of the Class B Interests scheduled to vest on the earlier of (1) February 1, 2018, (2) a change in control or (3) termination of the holder's employment by the Company without cause or the holder's resignation for good reason.
Excluding the issuance of the Class B Interests discussed above in calendar years 2017 and 2016, there were no new grants issued to any of our members of management in calendar years 2017 and 2016.
A summary of the Class B Interest plans activity for the years ended December 31, 2017 and December 31, 2016 is as follows:

Number of Interests
Outstanding at December 31, 2015	5,766
Granted	20,000
Exercised	—
Forfeited or expired	—
Outstanding at December 31, 2016	25,766
Granted	62,500
Exercised	—
Repurchased	(10,000)
Forfeited or expired	(10,650)
Outstanding at December 31, 2017	67,616
Awards to our management team consist of membership interests in DynCorp Management qualifying as profits interests under Revenue Procedure 93-27, that are tied solely to the accretion, if any, in the value of DynCorp Management following the date of issuance of such membership interests. The value of the Class B Interest as of the grant date is calculated using a Monte Carlo simulation consistent with the provisions of ASC Topic 718, “Compensation—Stock Compensation” and is amortized over the respective vesting period. The Monte Carlo simulation, similar to a Black-Scholes option pricing formula, requires the input of subjective assumptions, including the estimated life of the interest and the expected volatility of the underlying stock over the estimated life of the option. We use historical volatility of the market-based guideline companies as a basis for projecting the expected volatility of the underlying Class B interest and estimated the expected life of our Class B grants to be four years as of the grant date. The 2017 fair value utilized for determining profits interests for Class B interests was $3.81. The weighted-average assumptions used in the valuation for grants issued in calendar year 2017 included expected volatility of 56.1%, risk-free interest rate of 1.5%, a remaining expected life of 3.2 years, a forfeiture rate of 9.5% and no expected yield. The 2016 fair value utilized for determining profits interests for Class B interests was $1.95. The weighted-average assumptions used in the valuation for grants issued in calendar year 2016 included expected volatility of 61.5%, risk-free interest rate of 0.7%, a remaining expected life of

3.2 years, a forfeiture rate of 9.5% and no expected yield. We believe that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair value of our Class B grants.
The total weighted-average grant date fair value of all Class B awards granted during calendar years 2017 and 2016 was $0.1 million and less than $0.1 million, respectively. Total compensation cost expensed for the years ended December 31, 2017 and December 31, 2016 was $1.8 million and $0.1 million, respectively.
The following is a summary of the changes in non-vested shares for the years ended December 31, 2017 and December 31, 2016:

Number of Shares
Non-vested shares at December 31, 2015	206
Granted	20,000
Vested	(5,139)
Forfeited	—
Non-vested shares at December 31, 2016	15,067
Granted	62,500
Vested	(36,317)
Forfeited	(10,000)
Non-vested shares at December 31, 2017	31,250

As of December 31, 2017, the total compensation cost related to the non-vested Class B awards, not yet recognized, was $0.1 million which will be recognized over a weighted average period of approximately 0.1 years.
Long-Term Incentive Bonus
On December 17, 2013 the Company approved a long-term cash incentive bonus for certain members of management and outside directors, where in the event of a change in control, subject to the various members of management continued employment with the Company through such a change in control and execution of a restrictive covenant agreement within fourteen days of receipt of such agreement, the various members of management shall be eligible to receive a cash incentive bonus. As of December 31, 2017 there was no impact to the financial statements as no triggering event had occurred.

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
Our estimate of the fair value of our Senior Unsecured Notes, New Notes, and New Senior Credit Facility is based on Level 1 and Level 2 inputs, as defined above. Our estimate of the fair value of the Cerberus 3L Notes (as defined in Note 7) is based on Level 3 inputs, as defined above. We used the following techniques in determining the fair value disclosed for the Cerberus 3L Notes classified as Level 3. The fair value as of December 31, 2017 and December 31, 2016, has been calculated by discounting the expected cash flows using a discount rate of 5.9% and 17.9%, respectively. This discount rate is determined using the Moody's credit rating for the New Notes and reducing the rating one level lower for the Cerberus 3L Notes as they are subordinated to the New Notes.

	As Of
	December 31, 2017		December 31, 2016

(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
10.375% senior unsecured notes	$—	$—	$39,319	$37,132
11.875% senior secured second lien notes	379,006	401,273	373,385	343,282
Term loan	182,286	182,286	207,400	200,141
Cerberus 3L notes	32,420	30,267	30,831	9,624
Total indebtedness	593,712	613,826	650,935	590,179
Less current portion of long-term debt	(54,943)	(54,943)	(64,433)	(61,367)
Total long-term debt	$538,769	$558,883	$586,502	$528,812

Fair Value on a Nonrecurring Basis
During the calendar year ended December 31, 2016, the Company performed an assessment of the GLS investment and concluded that the carrying value of the GLS investment had sustained a loss that was other than temporary and recorded an impairment of the investment of $1.8 million. In calculating the fair value of the GLS investment we used unobservable inputs (Level 3, as defined above) and management judgment to apply a discounted cash flow model under the income approach. We used the following estimates and assumptions in the discounted cash flow analysis:

•	nominal growth rate to reflect the reliance on a single major customer and contract;

•	compounded annual probability of forecast revenue to reflect the reliance on a single major customer and contract;

•	discount rates based on our peer group weighted-average cost of capital; and

•	forecasted EBITDA as a percentage of revenue.

Note 11 — Segment and Geographic Information
During the calendar year ended December 31, 2017, we had three operating and reporting segments: AELS, AOLC and DynLogistics. The AELS, AOLC and DynLogistics segments operated principally within a regulatory environment subject to governmental contracting and accounting requirements, including Federal Acquisition Regulations, Cost Accounting Standards and audits by various U.S. federal agencies. In January 2018, the Company amended its organizational structure resulting in a change to its operating and reporting segments, which it will include in its Form 10-Q for the quarter ending March 31, 2018. See Note 14 for further discussion.
The following is a summary of the financial information of the reportable segments reconciled to the amounts reported in the consolidated financial statements:

	For the years ended
	December 31, 2017	December 31, 2016	December 31, 2015
(Amounts in thousands)
Revenue
AELS	$605,575	$585,200	$545,909
AOLC	603,223	617,282	730,153
DynLogistics	796,151	633,646	647,142
Headquarters / Other (1)	(513)	26	(27)
Total revenue	$2,004,436	$1,836,154	$1,923,177

Operating income (loss)
AELS	$26,553	$(19,213)	$(97,400)
AOLC	64,073	49,334	28,160
DynLogistics	67,441	70,402	42,496
Headquarters / Other (2)	(54,572)	(75,836)	(47,975)
Total operating income (loss)	$103,495	$24,687	$(74,719)

Depreciation and amortization
AELS	$1,481	$675	$1,400
AOLC	185	541	1,073
DynLogistics	909	388	250
Headquarters / Other	31,616	34,350	34,531
Total depreciation and amortization (3)	$34,191	$35,954	$37,254

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

(3)	Includes amounts in Cost of services of $1.9 million, $1.1 million and $2.3 million for the years ended December 31, 2017, December 31, 2016 and December 31, 2015, respectively.

	As of
	December 31, 2017	December 31, 2016	December 31, 2015
(Amounts in thousands)
Assets
AELS	$126,372	$140,320	$158,784
AOLC	117,859	133,096	192,843
DynLogistics	243,281	168,085	173,036
Headquarters / Other (1)	248,205	235,036	260,026
Total assets	$735,717	$676,537	$784,689

(1)	Assets primarily include cash, investments in unconsolidated subsidiaries, and intangible assets (excluding goodwill).

Geographic Information — Revenue by geography is determined based on the location of services provided.

	For the years ended
	December 31, 2017		December 31, 2016		December 31, 2015
(Amounts in thousands)
United States	$769,498	38%	$658,137	36%	$658,639	34%
Afghanistan	653,070	33%	597,916	33%	648,058	34%
Middle East (1)	402,700	20%	440,417	24%	407,521	21%
Other Americas	92,083	5%	50,371	3%	76,746	4%
Europe	45,430	2%	35,511	2%	70,456	4%
Asia-Pacific	24,072	1%	24,300	1%	29,362	1%
Other	17,583	1%	29,502	1%	32,395	2%
Total revenue	$2,004,436	100%	$1,836,154	100%	$1,923,177	100%

(1)
The Middle East includes but is not limited to activities in Iraq, Oman, Qatar, United Arab Emirates, Kuwait, Palestine, Pakistan, Jordan, Lebanon, Bahrain, Saudi Arabia, Turkey and Egypt. The vast majority of all assets owned by the Company were located in the U.S. as of December 31, 2017.

Revenue from the U.S. government accounted for approximately 96%, 95% and 93% of total revenue for the years ended December 31, 2017, December 31, 2016 and December 31, 2015, respectively. As of December 31, 2017 and December 31, 2016 accounts receivable due from the U.S. government represented over 94% and 89% of total accounts receivable, respectively.

Note 12 — Related Parties, Joint Ventures and Variable Interest Entities
Cerberus 3L Notes
DynCorp Funding LLC, a limited liability company managed by Cerberus Capital Management, L.P., entered into a Third Lien Credit Agreement, dated as of June 15, 2016 to fund the Cerberus 3L Notes, a $30.0 million term loan to us. The interest rate per annum applicable to the Cerberus 3L Notes is 5.00%, payable in kind on a quarterly basis. The Cerberus 3L Notes do not require any mandatory amortization payments prior to maturity and the outstanding principal amounts shall be payable on June 15, 2026. See Note 7 for further discussion.
Capital Contribution
On April 21, 2017, the Company received a $40.6 million capital contribution from Cerberus and on April 24, 2017, the Company completed the redemption of the Senior Unsecured Notes using the proceeds of the capital contribution.
Consulting Fees
We have a Master Consulting and Advisory Services agreement ("COAC Agreement") with Cerberus Operations and Advisory Company, LLC ("COAC") where, pursuant to the terms of the agreement, they make personnel available to us for the purpose of providing reasonably requested business advisory services. The services are priced on a case by case basis depending on the requirements of the project and agreements in pricing. We incurred $4.0 million, $5.8 million and $8.1 million of consulting fees on a gross basis before considering the effect of our contract mix which provides for partial recovery in conjunction with the COAC Agreement during years ended December 31, 2017, December 31, 2016 and December 31, 2015, respectively.
We had two executives who were COAC employees and were seconded to us until October 31, 2017: (i) our current Chief Executive Officer and member of the Company's board of directors (who until July 14, 2017 served as our Senior Vice President and Chief Operating Officer); and (ii) our Senior Vice President, Chief Administrative Officer, Chief Legal Officer and Corporate Secretary. Included in the $4.0 million, $5.8 million and $8.1 million recognized during the years ended December 31, 2017, December 31, 2016 and December 31, 2015 in COAC consulting fees, respectively, was $2.5 million, $2.5 million and $4.2 million of administrative expense related to these COAC individuals for the years ended December 31, 2017, December 31, 2016 and December 31, 2015, respectively. Effective November 1, 2017, our two previously seconded executives became full-time employees of the Company.
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

Joint Ventures and Variable Interest Entities
Our most significant joint ventures and VIEs and our associated ownership percentages are listed as follows:

Partnership for Temporary Housing LLC ("PaTH")	30%
Global Linguist Solutions ("GLS")	51%
DynCorp International FZ - LLC ("DIFZ")	25%
We account for our investments in VIEs in accordance with ASC 810 - Consolidation. In cases where we have (i) the power to direct the activities of the VIE that most significantly impact its economic performance and (ii) the obligation to absorb losses of the VIE that could potentially be significant or the right to receive benefits from the entity that could potentially be significant to the VIE, we consolidate the entity. We consolidated DIFZ based on the aforementioned criteria. Alternatively, in cases where all of the aforementioned criteria are not met, the investment is accounted for under the equity method. As of December 31, 2017, we accounted for PaTH and GLS as equity method investments. If the joint venture is deemed to be an extension of one of our segments and operationally integral to the business, such as our PaTH and GLS joint ventures, our share of the joint venture’s earnings is reported within operating income (loss) in Earnings from equity method investees in the consolidated statement of operations. If the Company considers our involvement less significant, the share of the joint venture’s net earnings is reported in Other income, net in the consolidated statement of operations. As of December 31, 2017, there are no active joint ventures not considered operationally integral to the Company.
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
Babcock was a joint venture formed in January 2005 and provided services to the British Ministry of Defence. The economic rights in the Babcock joint venture were not considered operationally integral to the Company and therefore we presented our share of the Babcock earnings in Other income, net. As of December 31, 2017, Babcock is not an active joint venture.
Receivables due from our unconsolidated joint ventures totaled $0.1 million as of December 31, 2017 and December 31, 2016. These receivables are a result of items purchased and services rendered by us on behalf of our unconsolidated joint ventures. We have assessed these receivables as having minimal collection risk based on our historic experience with these joint ventures and our inherent influence through our ownership interest. We did not earn revenue from our unconsolidated joint ventures during the years ended December 31, 2017 and December 31, 2016. The related revenue we earned from our unconsolidated joint ventures totaled $0.4 million for the year ended December 31, 2015. Additionally, we earned $0.7 million, $1.1 million, and $4.0 million in equity method income (includes operationally integral and non-integral income) for the years ended December 31, 2017, December 31, 2016 and December 31, 2015, respectively.
GLS’ revenue was $38.5 million, $39.4 million and $27.8 million for the years ended December 31, 2017, December 31, 2016 and December 31, 2015, respectively. GLS incurred an operating and net loss of $1.7 million, $2.8 million and $2.8 million for the years ended December 31, 2017, December 31, 2016, and December 31, 2015, respectively.
We currently hold one promissory note included in Other assets on our consolidated balance sheet from Palm Trading Investment Corp, which had an aggregate initial value of $9.2 million. The loan balance outstanding was $2.0 million and $2.2 million as of December 31, 2017 and December 31, 2016, respectively, reflecting the initial value plus accrued interest, less non-cash dividend payments against the promissory note. The fair value of the note receivable is not materially different from its carrying value.
As discussed above and in accordance with ASC 810 - Consolidation, we consolidate DIFZ. The following tables present selected financial information for DIFZ as of December 31, 2017 and December 31, 2016 and for the years ended December 31, 2017, December 31, 2016 and December 31, 2015:

	As of
(Amounts in millions)	December 31, 2017	December 31, 2016
Assets	$4.5	$4.2
Liabilities	0.9	1.1

	For the years ended
(Amounts in millions)	December 31, 2017	December 31, 2016	December 31, 2015
Revenue	$173.5	$179.4	$216.1
The following tables present selected financial information for our equity method investees as of December 31, 2017 and December 31, 2016 and for the years ended December 31, 2017, December 31, 2016 and December 31, 2015:

	As of
(Amounts in millions)	December 31, 2017	December 31, 2016
Current assets	$28.2	$27.7
Total assets	28.2	29.3
Current liabilities	11.6	10.1
Total liabilities	11.6	10.1

	For the years ended
(Amounts in millions)	December 31, 2017	December 31, 2016	December 31, 2015
Revenue	$60.7	$59.6	$101.8
Gross (loss) profit	(0.1)	0.1	14.8
Net income	—	0.1	11.4
Many of our joint ventures and VIEs only perform on a single contract. The modification or termination of a contract under a joint venture or VIE could trigger an impairment in the fair value of our investment in these entities. In the aggregate, our maximum exposure to losses as a result of our investment consists of our (i) $5.7 million investment in unconsolidated subsidiaries, (ii) $0.1 million in receivables from our unconsolidated joint ventures, (iii) $2.0 million of notes receivable from Palm Trading Investment Corp, and (iv) contingent liabilities that were neither probable nor reasonably estimable as of December 31, 2017.

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
The following condensed consolidating financial statements present (i) condensed consolidating balance sheets as of December 31, 2017 and December 31, 2016, (ii) the condensed consolidating statement of operations and comprehensive income (loss) for the years ended December 31, 2017, December 31, 2016 and December 31, 2015, (iii) condensed consolidating statements of cash flows for the years ended December 31, 2017, December 31, 2016 and December 31, 2015 and (iv) elimination entries necessary to consolidate Parent and its subsidiaries.
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

Delta Tucker Holdings, Inc. and Subsidiaries
Condensed Consolidating Statement of Operations Information
For the year ended December 31, 2017

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$—	$2,018,761	$195,398	$(209,723)	$2,004,436
Cost of services	—	—	(1,778,098)	(193,095)	209,659	(1,761,534)
Selling, general and administrative expenses	—	—	(107,556)	(327)	51	(107,832)
Depreciation and amortization expense	—	—	(31,557)	(698)	13	(32,242)
Earnings from equity method investees	—	—	667	—	—	667
Operating income	—	—	102,217	1,278	—	103,495
Interest expense	—	(68,078)	(2,639)	—	—	(70,717)
Loss on early extinguishment of debt	—	(24)	—	—	—	(24)
Interest income	—	—	348	5	—	353
Equity in income of consolidated subsidiaries	30,600	74,867	67	—	(105,534)	—
Other income, net	—	—	392	24	—	416
Income before income taxes	30,600	6,765	100,385	1,307	(105,534)	33,523
Benefit (provision) for income taxes	—	23,835	(25,518)	(39)	—	(1,722)
Net income	30,600	30,600	74,867	1,268	(105,534)	31,801
Noncontrolling interest	—	—	—	(1,201)	—	(1,201)
Net income attributable to Delta Tucker Holdings, Inc.	$30,600	$30,600	$74,867	$67	$(105,534)	$30,600

Delta Tucker Holdings, Inc. and Subsidiaries
Condensed Consolidating Statement of Operations Information
For the year ended December 31, 2016

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$—	$1,852,089	$203,992	$(219,927)	$1,836,154
Cost of services	—	—	(1,653,930)	(202,251)	219,850	(1,636,331)
Selling, general and administrative expenses	—	—	(139,412)	(186)	67	(139,531)
Depreciation and amortization expense	—	—	(34,190)	(709)	10	(34,889)
Earnings from equity method investees	—	—	1,066	—	—	1,066
Impairment of goodwill, intangibles and long lived assets	—	—	(1,782)	—	—	(1,782)
Operating income	—	—	23,841	846	—	24,687
Interest expense	—	(69,208)	(3,153)	—	—	(72,361)
Loss on early extinguishment of debt	—	(328)	—	—	—	(328)
Interest income	—	—	205	7	—	212
Equity in loss of consolidated subsidiaries	(54,064)	(8,864)	(438)	—	63,366	—
Other income, net	—	—	5,117	(182)	—	4,935
(Loss) income before income taxes	(54,064)	(78,400)	25,572	671	63,366	(42,855)
Benefit (provision) for income taxes	—	24,336	(34,438)	(36)	—	(10,138)
Net (loss) income	(54,064)	(54,064)	(8,866)	635	63,366	(52,993)
Noncontrolling interest	—	—	—	(1,071)	—	(1,071)
Net loss attributable to Delta Tucker Holdings, Inc.	$(54,064)	$(54,064)	$(8,866)	$(436)	$63,366	$(54,064)

Delta Tucker Holdings, Inc. and Subsidiaries
Condensed Consolidating Statement of Operations Information
For the year ended December 31, 2015

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$—	$1,937,385	$241,716	$(255,924)	$1,923,177
Cost of services	—	—	(1,739,280)	(238,254)	255,855	(1,721,679)
Selling, general and administrative expenses	—	—	(144,625)	(115)	65	(144,675)
Depreciation and amortization expense	—	—	(33,857)	(1,133)	4	(34,986)
Earnings from equity method investees	—	—	140	—	—	140
Impairment of goodwill, intangibles and long lived assets	—	—	(96,696)	—	—	(96,696)
Operating (loss) income	—	—	(76,933)	2,214	—	(74,719)
Interest expense	—	(65,689)	(3,135)	—	—	(68,824)
Interest income	—	—	103	7	—	110
Equity in (loss) income of consolidated subsidiaries	(132,602)	(89,904)	149	—	222,357	—
Other income, net	—	—	3,952	16	—	3,968
(Loss) income before income taxes	(132,602)	(155,593)	(75,864)	2,237	222,357	(139,465)
Benefit (provision) for income taxes	—	22,991	(14,040)	(279)	—	8,672
Net (loss) income	(132,602)	(132,602)	(89,904)	1,958	222,357	(130,793)
Noncontrolling interest	—	—	—	(1,809)	—	(1,809)
Net (loss) income attributable to Delta Tucker Holdings, Inc.	$(132,602)	$(132,602)	$(89,904)	$149	$222,357	$(132,602)

Delta Tucker Holdings, Inc. and Subsidiaries
Condensed Consolidating Statement of Comprehensive Income
For the year ended December 31, 2017

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Net income	$30,600	$30,600	$74,867	$1,268	$(105,534)	$31,801
Other comprehensive income:
Currency translation adjustment	273	273	243	30	(546)	273
Other comprehensive income, before tax	273	273	243	30	(546)	273
Income tax expense related to items of other comprehensive income	(167)	(167)	(149)	(18)	334	(167)
Other comprehensive income	106	106	94	12	(212)	106
Comprehensive income	30,706	30,706	74,961	1,280	(105,746)	31,907
Noncontrolling interest	—	—	—	(1,201)	—	(1,201)
Comprehensive income attributable to Delta Tucker Holdings, Inc.	$30,706	$30,706	$74,961	$79	$(105,746)	$30,706

Delta Tucker Holdings, Inc. and Subsidiaries
Condensed Consolidating Statement of Comprehensive Loss
For the year ended December 31, 2016

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Net (loss) income	$(54,064)	$(54,064)	$(8,866)	$635	$63,366	$(52,993)
Other comprehensive loss:
Currency translation adjustment	(233)	(233)	—	(233)	466	(233)
Other comprehensive loss, before tax	(233)	(233)	—	(233)	466	(233)
Income tax benefit related to items of other comprehensive loss	83	83	—	83	(166)	83
Other comprehensive loss	(150)	(150)	—	(150)	300	(150)
Comprehensive (loss) income	(54,214)	(54,214)	(8,866)	485	63,666	(53,143)
Noncontrolling interest	—	—	—	(1,071)	—	(1,071)
Comprehensive loss attributable to Delta Tucker Holdings, Inc.	$(54,214)	$(54,214)	$(8,866)	$(586)	$63,666	$(54,214)

Delta Tucker Holdings, Inc. and Subsidiaries
Condensed Consolidating Statement of Comprehensive Loss
For the year ended December 31, 2015

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Net (loss) income	$(132,602)	$(132,602)	$(89,904)	$1,958	$222,357	$(130,793)
Other comprehensive loss:
Currency translation adjustment	(122)	(122)	—	(122)	244	(122)
Other comprehensive loss, before tax	(122)	(122)	—	(122)	244	(122)
Income tax benefit related to items of other comprehensive loss	43	43	—	43	(86)	43
Other comprehensive loss	(79)	(79)	—	(79)	158	(79)
Comprehensive (loss) income	(132,681)	(132,681)	(89,904)	1,879	222,515	(130,872)
Noncontrolling interest	—	—	—	(1,809)	—	(1,809)
Comprehensive (loss) income attributable to Delta Tucker Holdings, Inc.	$(132,681)	$(132,681)	$(89,904)	$70	$222,515	$(132,681)

Delta Tucker Holdings, Inc. and Subsidiaries
Condensed Consolidating Balance Sheet Information
December 31, 2017

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
	ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$153,004	$15,246	$—	$168,250
Restricted cash	—	—	—	—	—	—
Accounts receivable, net	—	—	361,362	—	(8,812)	352,550
Intercompany receivables	—	—	162,470	9,140	(171,610)	—
Prepaid expenses and other current assets	—	—	48,473	4,321	(252)	52,542
Total current assets	—	—	725,309	28,707	(180,674)	573,342
Property and equipment, net	—	—	22,980	588	—	23,568
Goodwill	—	—	9,694	32,399	—	42,093
Tradenames, net	—	—	28,536	—	—	28,536
Other intangibles, net	—	—	55,302	—	—	55,302
Investment in subsidiaries	—	579,191	54,690	—	(633,881)	—
Long-term deferred taxes	—	—	369	—	—	369
Other assets, net	—	—	8,941	3,566	—	12,507
Total assets	$—	$579,191	$905,821	$65,260	$(814,555)	$735,717

	LIABILITIES & DEFICIT
Current liabilities:
Current portion of long-term debt, net	$—	$53,652	$—	$—	$—	$53,652
Accounts payable	—	—	106,039	4,170	(813)	109,396
Accrued payroll and employee costs	—	—	102,953	2,438	—	105,391
Intercompany payables	45,085	117,385	9,140	—	(171,610)	—
Deferred income taxes	—	—	—	29	(29)	—
Accrued liabilities	150,371	31,486	71,200	3,933	(158,306)	98,684
Income taxes payable	—	—	18,688	—	(287)	18,401
Total current liabilities	195,456	202,523	308,020	10,570	(331,045)	385,524
Long-term debt, net	—	527,039	—	—	—	527,039
Other long-term liabilities	—	—	13,081	—	—	13,081
Noncontrolling interests	—	—	5,529	—	—	5,529
(Deficit) equity	(195,456)	(150,371)	579,191	54,690	(483,510)	(195,456)
Total liabilities and deficit	$—	$579,191	$905,821	$65,260	$(814,555)	$735,717

Delta Tucker Holdings, Inc. and Subsidiaries
Condensed Consolidating Balance Sheet Information
December 31, 2016

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
	ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$106,416	$11,802	$—	$118,218
Restricted cash	—	6,944	720	—	—	7,664
Accounts receivable, net	—	—	304,729	2,525	(6,999)	300,255
Intercompany receivables	—	—	183,587	9,827	(193,414)	—
Prepaid expenses and other current assets	—	—	63,776	2,516	(598)	65,694
Total current assets	—	6,944	659,228	26,670	(201,011)	491,831
Property and equipment, net	—	—	15,788	848	—	16,636
Goodwill	—	—	9,694	32,399	—	42,093
Tradenames, net	—	—	28,536	—	—	28,536
Other intangibles, net	—	—	84,069	—	—	84,069
Investment in subsidiaries	—	572,176	54,538	—	(626,714)	—
Other assets, net	—	—	10,575	2,797	—	13,372
Total assets	$—	$579,120	$862,428	$62,714	$(827,725)	$676,537

	LIABILITIES & DEFICIT
Current liabilities:
Current portion of long-term debt, net	$—	$62,843	$—	$—	$—	$62,843
Accounts payable	—	—	67,287	3,859	(1,404)	69,742
Accrued payroll and employee costs	—	—	92,036	3,544	—	95,580
Intercompany payables	45,086	138,501	9,827	—	(193,414)	—
Deferred income taxes	—	—	—	26	(26)	—
Accrued liabilities	222,306	30,469	78,926	747	(228,370)	104,078
Income taxes payable	—	—	9,406	—	(103)	9,303
Total current liabilities	267,392	231,813	257,482	8,176	(423,317)	341,546
Long-term debt, net	—	569,613	—	—	—	569,613
Long-term deferred taxes	—	—	14,825	—	—	14,825
Other long-term liabilities	—	—	12,490	—	—	12,490
Noncontrolling interests	—	—	5,455	—	—	5,455
(Deficit) equity	(267,392)	(222,306)	572,176	54,538	(404,408)	(267,392)
Total liabilities and deficit	$—	$579,120	$862,428	$62,714	$(827,725)	$676,537

Delta Tucker Holdings, Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flow Information
For the year ended December 31, 2017

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net cash provided by operating activities	$—	$37,608	$32,280	$3,865	$(554)	$73,199
Cash flows from investing activities:
Purchase of property and equipment	—	—	(8,848)	—	—	(8,848)
Proceeds from sale of property and equipment	—	—	537	—	—	537
Purchase of software	—	—	(1,298)	—	—	(1,298)
Return of capital from equity method investees	—	—	8,017	—	—	8,017
Contributions to equity method investees	(40,599)	—	(5,250)	—	40,599	(5,250)
Net transfers to Parent/subsidiary	—	—	21,118	688	(21,806)	—
Net cash (used in) provided by investing activities	(40,599)	—	14,276	688	18,793	(6,842)
Cash flows from financing activities:
Payments on senior secured credit facility	—	(25,114)	—	—	—	(25,114)
Payment to bondholders of senior unsecured notes	—	(39,319)	—	—	—	(39,319)
Equity contribution from Parent	—	40,599	—	—	(40,599)	—
Equity contribution from affiliates of Cerberus	40,599	400	—	—	—	40,999
Payment of dividends to noncontrolling interests	—	—	—	(1,109)	554	(555)
Net transfers from Parent/subsidiary	—	(21,118)	(688)	—	21,806	—
Net cash provided by (used in) financing activities	40,599	(44,552)	(688)	(1,109)	(18,239)	(23,989)
Net (decrease) increase in cash, cash equivalents and restricted cash	—	(6,944)	45,868	3,444	—	42,368
Cash, cash equivalents and restricted cash, beginning of period	—	6,944	107,136	11,802	—	125,882
Cash, cash equivalents and restricted cash, end of period	$—	$—	$153,004	$15,246	$—	$168,250

Delta Tucker Holdings, Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flow Information
For the year ended December 31, 2016

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$557	$70,747	$(11,096)	$(18,116)	$(939)	$41,153
Cash flows from investing activities:
Purchase of property and equipment	—	—	(5,322)	(24)	—	(5,346)
Proceeds from sale of property and equipment	—	—	832	—	—	832
Purchase of software	—	—	(2,634)	—	—	(2,634)
Return of capital from equity method investees	—	—	2,557	—	—	2,557
Contributions to equity method investees	—	—	(5,406)	—	—	(5,406)
Net transfer from affiliates	—	—	50,523	18,403	(68,926)	—
Net cash (used in) provided by investing activities	—	—	40,550	18,379	(68,926)	(9,997)
Cash flows from financing activities:
Borrowings on revolving credit facilities	—	18,000	—	—	—	18,000
Payments on revolving credit facilities	—	(18,000)	—	—	—	(18,000)
Payments on senior secured credit facility	—	(187,272)	—	—	—	(187,272)
Borrowing under new senior credit facility	—	192,882	—	—	—	192,882
Borrowing under Cerberus 3L notes	—	30,000	—	—	—	30,000
Payment to bondholders for Exchange Offer	—	(45,000)	—	—	—	(45,000)
Payments of deferred financing cost	—	(4,998)	—	—	—	(4,998)
Equity contribution from affiliates of Cerberus	—	550	—	—	—	550
Payment of dividends to noncontrolling interests	—	—	—	(1,878)	939	(939)
Net transfers to affiliates	(557)	(49,965)	(18,404)	—	68,926	—
Net cash used in financing activities	(557)	(63,803)	(18,404)	(1,878)	69,865	(14,777)
Net increase (decrease) in cash, cash equivalents and restricted cash	—	6,944	11,050	(1,615)	—	16,379
Cash, cash equivalents and restricted cash, beginning of period	—	—	96,086	13,417	—	109,503
Cash, cash equivalents and restricted cash, end of period	$—	$6,944	$107,136	$11,802	$—	$125,882

Delta Tucker Holdings, Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flow Information
For the year ended December 31, 2015

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$563	$33,182	$(9,977)	$(3,178)	$(1,004)	$19,586
Cash flows from investing activities:
Purchase of property and equipment	—	—	(2,026)	(1,153)	—	(3,179)
Proceeds from sale of property and equipment	—	—	526	—	—	526
Purchase of software	—	—	(1,555)	—	—	(1,555)
Return of capital from equity method investees	—	—	4,590	—	—	4,590
Contributions to equity method investees	—	—	(3,117)	—	—	(3,117)
Net transfer from affiliates	—	—	34,745	13,052	(47,797)	—
Net cash provided by investing activities	—	—	33,163	11,899	(47,797)	(2,735)
Cash flows from financing activities:
Borrowings on indebtedness	—	218,800	—	—	—	218,800
Payments on indebtedness	—	(218,800)	—	—	—	(218,800)
Payments under other financing arrangements	—	—	(2,055)	—	—	(2,055)
Equity contribution from affiliates of Cerberus	—	1,000	—	—	—	1,000
Payment of dividends to noncontrolling interests	—	—	—	(2,008)	1,004	(1,004)
Net transfer to affiliates	(563)	(34,182)	(13,052)	—	47,797	—
Net cash used in financing activities	(563)	(33,182)	(15,107)	(2,008)	48,801	(2,059)
Net increase in cash, cash equivalents and restricted cash	—	—	8,079	6,713	—	14,792
Cash, cash equivalents and restricted cash, beginning of period	—	—	88,007	6,704	—	94,711
Cash, cash equivalents and restricted cash, end of period	$—	$—	$96,086	$13,417	$—	$109,503

Note 14— Subsequent Events
We evaluated potential subsequent events occurring after the period end date and determined no subsequent events merited disclosure for the year ended December 31, 2017, except as disclosed within the Notes to the consolidated financial statements or as described below.
Operating Segments
In January 2018, the Company amended its organizational structure to improve efficiencies within existing businesses, capitalize on new opportunities, continue international growth and expand commercial business. The Company’s three operating and reporting segments, AELS, AOLC and DynLogistics, were re-aligned into two operating and reporting segments by combining AELS and AOLC into DynAviation with DynLogistics continuing to operate as a separate segment. Each operating and reportable segment is its own reporting unit. The Company will include the new operating and reporting segments in its Form 10-Q for the quarter ending March 31, 2018.
The Company's DynAviation segment provides worldwide maintenance of aircraft fleet and ground vehicles, which includes logistics support on aircraft and aerial firefighting services, weapons systems, and related support equipment to the DoD, other U.S. government agencies and direct contracts with foreign governments. This segment also provides foreign assistance programs to help foreign governments improve their ability to develop and implement national strategies and programs to prevent the production, trafficking and abuse of illicit drugs. The Company's DynLogistics segment remains unchanged.
Excess Cash Flow Payment
On March 21, 2018, we made an additional principal payment of $54.9 million under the Excess Cash Flow requirement which satisfied the June 15, 2018 $22.5 million principal payment requirement on the Term Loan.

Schedule I - Condensed Financial Information of Registrant
DELTA TUCKER HOLDINGS, INC.
CONDENSED BALANCE SHEETS

	As of
	December 31, 2017	December 31, 2016
(Amounts in thousands)
Other assets, net	$—	$—
Total assets	$—	$—

Liabilities	$195,456	$267,392
Deficit	(195,456)	(267,392)
Total liabilities and deficit	$—	$—
See notes to this schedule
DELTA TUCKER HOLDINGS, INC.
CONDENSED STATEMENTS OF OPERATIONS

	For the years ended
	December 31, 2017	December 31, 2016	December 31, 2015
(Amounts in thousands)
Equity in income (loss) of subsidiaries, net of tax	$30,600	$(54,064)	$(132,602)
Income (loss) before income taxes	30,600	(54,064)	(132,602)
Income tax benefit	—	—	—
Net income (loss)	$30,600	$(54,064)	$(132,602)
See notes to this schedule
DELTA TUCKER HOLDINGS, INC.
CONDENSED STATEMENTS OF CASH FLOWS

	For the years ended
	December 31, 2017	December 31, 2016	December 31, 2015
(Amounts in thousands)
Net cash from operating activities	$—	$557	$563
Net cash from investing activities	(40,599)	—	—
Net cash from financing activities	40,599	(557)	(563)
Net change in cash, cash equivalents and restricted cash	—	—	—
Cash, cash equivalents and restricted cash, beginning of period	—	—	—
Cash, cash equivalents and restricted cash, end of period	$—	$—	$—
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
Note 2 — Dividends Received from Consolidated Subsidiaries
We have received no dividends from our consolidated subsidiaries including DynCorp International Inc. which has covenants related to its long-term debt, including restrictions on dividend payments as of December 31, 2017. As the parent guarantor to DynCorp International Inc., we are subject to certain restrictions set forth under the New Senior Credit Facility, including restrictions on the payment of dividends. As we are the holding company of DynCorp International Inc. and have no independent operations apart from DynCorp International Inc. and no assets other than our investment in DynCorp International Inc. and associated deferred taxes, our retained earnings and net income are fully encumbered by these restrictions.
Note 3 — Equity
During the period from April 1, 2010 through December 31, 2010, our equity was impacted by a capital contribution of $550.9 million in connection with the merger entered into on July 7, 2010 and by a capital contribution on April 21, 2017 of $40.6 million to fund the redemption of the Senior Unsecured Notes. Between our inception and December 31, 2017, our equity has also been impacted by our earnings, changes in other comprehensive income (loss) and additional paid in capital.

Schedule II - Valuation and Qualifying Accounts
Delta Tucker Holdings, Inc.
For the years ended December 31, 2017, December 31, 2016 and December 31, 2015

(Amount in thousands)	Beginning of Period	Additions	Deductions from Reserve (1)	End of Period
Allowance for doubtful accounts:
December 31, 2014 — December 31, 2015 (2)	$4,736	$15,314	$(3,767)	$16,283
December 31, 2015 — December 31, 2016	$16,283	$2,747	$(1,841)	$17,189
December 31, 2016 — December 31, 2017	$17,189	$865	$(7,912)	$10,142

(1)	Deductions from reserve represents accounts written off, net of recoveries.

(2)	Additions in calendar year 2015 primarily driven by a balance sheet reclassification related to amounts billed during the year.

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

Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Act, for the period ended December 31, 2017. Based on the evaluation performed, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.
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
Changes in Internal Control Over Financial Reporting — There have been no changes in our internal control over financial reporting (as such term is defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management's Report on Internal Control Over Financial Reporting — The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with GAAP. Management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2017.

ITEM 9B. OTHER INFORMATION.
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The following are the names, ages and a brief account of the business experience for the past five years of our directors and executive officers as of March 13, 2018. Unless the context otherwise indicates, references herein to “we,” “our,” “us,” or “the Company” refer to Delta Tucker Holdings, Inc. and its consolidated subsidiaries.

Name	Age	Position
James E. Geisler	51	Non-executive Chairman of the Board of Directors
Chan Galbato	55	Director
General Michael Hagee (USMC Ret.)	73	Director
Brett Ingersoll	54	Director
General John Tilelli (USA Ret.)	76	Director
Michael Sanford	36	Director
Lee Van Arsdale	65	Director
George C. Krivo	55	Chief Executive Officer and Director
William T. Kansky	56	Senior Vice President and Chief Financial Officer
Gregory S. Nixon	54	Senior Vice President, Chief Administrative Officer, Chief Legal Officer and Corporate Secretary
Randall J. Bockenstedt	63	President, DynLogistics
Joseph M. Ford	58	President, DynAviation
John A. Gastright	52	Senior Vice President, Government Relations
Barbara D. Walker	57	Senior Vice President, Human Resources

Each of our directors brings extensive management and leadership experience gained through their service in our industry and other diverse businesses. In these roles, they have taken hands-on, day-to-day responsibility for strategy and operations. In the paragraphs below, we describe specific individual qualifications and skills of our directors that contribute to the overall effectiveness of our Board of Directors (the “Board”) and its committees. In addition, as discussed in the paragraphs below, certain of our executive officers were employees of Cerberus Operations and Advisory Company, LLC ("COAC") and were previously seconded to us pursuant to the COAC Agreement, which is described under "Certain Relationships and Related Transactions, and Director Independence" and Note 12 to the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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
Chan Galbato has been a director since May 2014. He currently serves as the Chief Executive Officer of COAC, a position he has held since March 2012. Mr. Galbato served as a Senior Operating Executive of Cerberus Capital Management, L.P. ("Cerberus") since 2009. He also serves as Chairman of Avon Products, Inc., Director of New Avon LLC, Director of Blue Bird Corporation, Chairman of YP Holdings LLC and is a member of the board of directors of Steward Health Care LLC. Prior to joining Cerberus, Mr. Galbato served as the Chief Executive Officer and President of the Controls Group at Invensys PLC, the President of Services for The Home Depot, and President and Chief Executive Officer of Armstrong Floor Products. From 2006 to 2013, he was also a director of the Brady Corporation, most recently as its Lead Director. He holds a Master’s degree in Business Administration from the University of Chicago and a Bachelor’s degree in economics from the State University of New York. Mr. Galbato was selected to serve as one of our directors because of his extensive experience in financing, private equity investments and board service.
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
Michael Sanford has been a director since May 2014. He currently serves as a Senior Managing Director, Co-Head of North American Private Equity, and a member of the Global Private Equity Investment Committee at Cerberus Capital Management, L.P. Prior to joining Cerberus in 2006, Mr. Sanford was at The Blackstone Group in its Restructuring and Reorganization Advisory Group. He also serves as a member of the board of directors of Avon Products, Inc., New Avon LLC, Tier 1 Group LLC, and DynCorp International FZ-LLC. He holds a Bachelor’s degree with highest distinction in finance and international business from the Schreyer Honors College at the Pennsylvania State University. Mr. Sanford was selected to serve as one of our directors because he has extensive experience in financing and private equity investments.
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
George C. Krivo has been our Chief Executive Officer and a director since July 2017. Effective November 1, 2017, Mr. Krivo became a full time employee of the Company. Previously, Mr. Krivo was a COAC employee who was seconded to us as our Chief Executive Officer and a director from July 2017 to October 2017, our Chief Operating Officer from October 2016 to July 2017, our Senior Vice President, DynGlobal from January 2016 to October 2016 and our Senior Vice President, Business Development since he joined COAC in September 2014. From December 2010 to May 2014, Mr. Krivo was employed by us and held numerous positions, including serving as our Senior Vice President of DynLogistics from March 2013 until May 2014, our Senior Vice President of Business Development from January 2011 to March 2013 and our Vice President, Land Systems in our Global Platform Support Solutions segment from December 2010 to January 2011. Previously, Mr. Krivo served as vice president and division manager for Science Applications International Corporation ("SAIC") before joining us in August 2009. From August 2005 to December 2008, Mr. Krivo was vice president and general manager of DRS Technologies’ Engineering & Logistics Enterprise and led business development for the land vehicle electro-optical/infrared business. From 1985 to 2005, Mr. Krivo served as an active duty commissioned officer in the U.S. Army. Mr. Krivo’s military experience includes serving as policy advisor to the chairman of the Joint Chiefs of Staff; strategy advisor to the Chief of Staff of the Army; senior military spokesperson for coalition forces in Iraq; operations officer for a Patriot missile brigade in Germany; and commander of an armored and mechanized Task Force in Bosnia. Mr. Krivo holds a Master of Arts from the University of Oklahoma and a Bachelor of Arts from Cornell College. Mr. Krivo was selected to serve as one of our directors because of his operational expertise with the Company and his extensive business management and business development experience.

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
Gregory S. Nixon has been our Senior Vice President, Chief Administrative Officer, Chief Legal Officer and Corporate Secretary where he oversees the legal, contracts, human resources and compliance affairs of the Company since September 2014. Effective November 1, 2017, Mr. Nixon became a full time employee of the Company. Previously, Mr. Nixon was a Managing Director of COAC who had been seconded to us from September 2014 to October 2017. From October 2013 to August 2014, Mr. Nixon served as Chief Legal Officer of CH2M Hill Companies, Ltd. Prior to CH2M Hill, Mr. Nixon served as our Senior Vice President, Corporate Secretary and General Counsel. Previously, Mr. Nixon worked for McKinsey & Company Inc., from August 2007 to September 2009 as a Vice President. From September 2002 to August 2007, he was at Booz Allen Hamilton Incorporated as a Principal. Mr. Nixon also practiced law at the international law firm of Howrey & Simon LLP in their Commercial Litigation Group and Intellectual Property Group. After serving as a commissioned officer in the U.S. Air Force, Mr. Nixon held senior government positions in the U.S. Government Accountability Office and served as special counsel in the Department of Defense. He is a retired Lieutenant Colonel in the U.S. Air Force Judge Advocate General’s Corps Reserve. Mr. Nixon is a licensed patent attorney. Mr. Nixon has a Bachelor’s of Science in mechanical engineering from Tuskegee University and a Juris Doctor degree from Georgetown University Law Center.
Randall J. Bockenstedt has been our President, DynLogistics since January 2018 and our Senior Vice President, DynLogistics since September 2014. Mr. Bockenstedt joined the Company in February 2010 and has served in several leadership roles, including leading the Operations and Maintenance Business Area Team. He also previously served as program director for the FIRST IDIQ, which includes programs at Fort Campbell, Kentucky, and Fort Bliss, Texas from April 2010 to September 2011. Mr. Bockenstedt has experience working on a number of global base operations and logistics programs which began with his service in the U.S. Army. He holds a Master’s degree in strategic studies from the Air War College as well as a Master’s degree in Public Administration from Shippensburg University of Pennsylvania.

Joseph M. Ford has been our President, DynAviation since January 2018. Prior to his current role, Mr. Ford was our Senior Vice President of Business Development from January 2016 to January 2018 and our Group Vice President, Business Development from when he joined the Company in August 2015 to January 2016. From August 2014 to August 2015, Mr. Ford was an independent consultant. From July 2011 to August 2014, Mr. Ford was Senior Vice President, Chief Operating Officer for Beechcraft Defense Company where he was responsible for leadership and execution of programs and operations. From June 2008 to February 2011, Mr. Ford was a Vice President at AAR Corp where he established the Legislative Affairs office and served as Presidential Airways General Manager and Chief Operating Officer. Mr. Ford retired as a Colonel from the United States Air Force. He holds a Master's of Science from Troy University, a Master's from Marine Corps University and has completed the Executive Program for Strategy and Innovation from the Massachusetts Institute of Technology - Sloan School of Management.

John A. Gastright has been our Senior Vice President, Government Relations since June 2014. Prior to his current role, Mr. Gastright was our Vice President, Government Relations from March 2012 to June 2014 and our Vice President, Communications since the time he joined the Company in January 2008 to March 2012. From March 2005 to December 2007, Mr. Gastright was the Deputy Assistant Secretary of State for Pakistan, Afghanistan and Bangladesh and the U.S. Interagency Coordinator for Afghanistan. From June 2004 to March 2005 he was the Director for House Affairs at the Bureau of Legislative Affairs at the DoS, and from March 2003 to June 2004 he served as Special Assistant to Deputy Secretary of State. Prior to his service at the State Department, he served as a congressional staffer in the United States House of Representatives and the United States Senate and he also served in the United States Navy. Mr. Gastright holds Master’s degrees from the Catholic University of America and the Naval War College and a Bachelor’s Degree from the Citadel.

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
Corporate Governance Guidelines and Information
We are committed to maintaining and practicing the highest standards of ethics and corporate governance. The Board has adopted corporate governance guidelines (the "Corporate Governance Guidelines") that provide a flexible framework within which the Board and its committees oversee the governance of the Company. These guidelines are available on our website, http://www.dyn-intl.com, under the heading “Investor Relations - Corporate Governance.” The Board of Directors assesses the Corporate Governance Guidelines annually. The Corporate Governance Guidelines addresses, among other matters, the duties of the Board and its Committees, Board composition and criteria, procedures for annual evaluation of the Board and the Chief Executive Officer, executive succession planning and communications with other constituents.
COMMITTEES OF THE BOARD OF DIRECTORS
The Board has established three standing committees: (1) Audit, (2) Business Ethics and Compliance and (3) Compensation. In addition, special committees may be established under the direction of the Board when necessary to address specific issues. As of December 31, 2017 the committees consisted of the following members of the Board:

Name	Audit	Business Ethics and Compliance	Compensation
James E. Geisler	X	X	X
Chan Galbato			X
General Michael Hagee (USMC Ret.)	X	C	X
Brett Ingersoll	X		C
General John Tilelli (USA Ret.)	C	X	X
Michael Sanford	X
Lee Van Arsdale	X	X	X
George Krivo
C - Committee Chairman
X - Committee Member
STANDING COMMITTEES
Audit Committee
The Audit Committee oversees risks related to the Company's financial statements, the financial reporting process, certain compliance issues and accounting matters. The Audit Committee is also responsible for the oversight of (i) management's assessment of internal controls; (ii) our internal audit function; (iii) the Company's policies and practices with respect to enterprise risk management programs and processes; and (iv) audits of the Company's financial statements on behalf of the Board. Among other duties, it is directly responsible for the selection and oversight of our independent auditors. The functions of the Audit Committee are further described in the Audit Committee's charter. The Audit Committee met four times during the year ended December 31, 2017. The Audit Committee met on March 13, 2018 in relation to the year ended December 31, 2017. The Audit Committee’s charter is available on our website, http://www.dyn-intl.com, under the heading “Investor Relations — Corporate Governance.”
Even though our stock is not publicly traded as of the Merger, in accordance with our Corporate Governance Guidelines, members of the Audit Committee who are determined by the Board to be independent, if any, within the meaning of our Corporate Governance Guidelines must satisfy the requirements of the New York Stock Exchange (“NYSE”). The Board determined that General Tilelli, General Hagee and Mr. Van Arsdale are independent Directors for calendar year 2017. Mr. Geisler, Mr. Ingersoll and Mr. Sanford are not considered as independent Directors because of their employment with Cerberus.

The Board does not prohibit its members from serving on boards or committees of other organizations, and has not adopted any specific guidelines limiting such activities. However, the service on boards or committees should be consistent with the Company's conflict of interest policies and the terms of the charters of the various committees of the Board.
The Board has determined that Messrs. Geisler, Ingersoll and Sanford are “audit committee financial experts” as defined by the United States Securities and Exchange Commission (“SEC”) rules. Mr. Geisler, General Hagee, Mr. Ingersoll and Mr. Sanford currently serve on the Audit committees of other public companies in addition to our Audit Committee, and the Board has determined that their simultaneous service does not impair their ability to serve effectively on the Company's Audit Committee.
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
Compensation Committee
Our Compensation Committee is responsible for making recommendations to the Board concerning the compensation of the CEO and other executive officers, including the appropriateness of salary, incentive compensation, equity-based compensation plans and certain other benefit plans. Our Compensation Committee evaluates the performance of the CEO and other executive officers in setting their compensation levels and considers the Company's performance, as well as other factors deemed appropriate by our Compensation Committee. Our Compensation Committee occasionally engages independent consulting firms to review and evaluate various elements of the CEO's and other executive officers' total compensation, as discussed below under “Compensation Discussion and Analysis.” Our Compensation Committee met four times during the year ended December 31, 2017.
Our Compensation Committee’s charter is available on our website, http://www.dyn-intl.com, under the heading “Investor Relations — Corporate Governance.”

ITEM 11. EXECUTIVE COMPENSATION.
COMPENSATION DISCUSSION AND ANALYSIS
Overview
This Compensation Discussion and Analysis ("CD&A") describes the policies and objectives underlying our compensation program for our Named Executive Officers ("NEOs"). Accordingly, this section addresses and analyzes each element of our NEOs' compensation program. Our NEOs were made up of our (1) current CEO, (2) former CEO, (3) current CFO, (4) three most highly compensated executive officers other than the CEO and CFO who were serving as executive officers as of December 31, 2017 and (5) one former executive officer serving during the year who was not serving as an executive officer as of December 31, 2017 but who would have been among the three most highly compensated executive officers other than the CEO and CFO if he were serving as an executive officer as of December 31, 2017. This section also presents a series of tables containing specific information about the compensation awarded to, earned by or paid to our NEOs. For the year ended December 31, 2017, our NEOs were:

•	George C. Krivo, Chief Executive Officer as of December 31, 2017, who is a named executive officer by reason of his position with us;

•	Lewis Von Thaer, former Chief Executive Officer, who was a named executive officer by reason of his former position with us;

•	William T. Kansky, Senior Vice President and Chief Financial Officer as of December 31, 2017, who is a named executive officer by reason of his position with us;

•	Randall J. Bockenstedt, Senior Vice President, DynLogistics, who is a named executive officer by reason of his level of compensation as an executive officer;

•	John A. Gastright, Senior Vice President, Government Relations, who is a named executive officer by reason of his level of compensation as an executive officer;

•
Gregory S. Nixon, Senior Vice President, Chief Administrative Officer, Chief Legal Officer and Corporate Secretary, who is a named executive officer by reason of his level of compensation as an executive officer; and

•
Steven T. Schorer, former Vice President of Strategic Development, who served in such a position until March 2017 and who is a named executive officer by reason of his level of compensation as a former executive officer.

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
Our Compensation Committee received advice and resources internally regarding the design of our executive compensation programs, including NEO pay practices. The Compensation Committee did not establish any specific percentile pay objectives during or for calendar year 2017. The Compensation Committee operates to ensure individual NEO compensation opportunities are commensurate with executive skills, leadership, performance and role impact. In addition, our Compensation Committee ensures that the aggregate cost of executive talent is generally within the range of competitive practice.
DynCorp Management LLC (“DynCorp Management”) maintains an equity incentive plan (the "Equity Incentive Plan") to issue authorized classes of membership interests. DynCorp Management was formed in October 2013 between Cerberus Series Four Holdings LLC (“Cerberus Series Four”), Cerberus Partners II, L.P. (“CP II”), DefCo Holdings, Inc. ("Holdings"), the non-member manager and certain members of management and outside directors (“Members” or future “Members”) of the Company, solely for acquiring, managing and disposing of shares of common stock of Holdings. All of DynCorp International Inc.'s issued and outstanding common stock is owned by the Company, and all of the Company's issued and outstanding common stock is owned by our parent, Holdings. Awards of DynCorp Management Class B Interests are made to certain members of management and outside directors of Holdings and its subsidiaries, including Delta Tucker Holdings, Inc. The grant and vesting of the awards is contingent upon the executive’s consent to the terms and conditions set forth in the Class B Interests Agreements.
The Company maintains a long-term cash incentive bonus for certain members of management and outside directors, where in the event of a change in control, subject to the continued employment with the Company by the various members of management through such a change in control and execution of a restrictive covenant agreement within fourteen days of receipt of such agreement, the various members of management shall be eligible to receive a cash incentive bonus. As of December 31, 2017 there was no impact to the financial statements as no triggering event had occurred.
Our long term cash incentive bonus was extended to certain executives as they were deemed necessary to the ongoing performance of the Company's, and its subsidiaries, operations. As such, the long term incentive bonus is intended to retain the services of the executives in the event of a change in control.

We are a party to employment agreements with Mr. Krivo, Mr. Kansky and Mr. Nixon, and were formerly parties to employment agreements with Mr. Von Thaer and Mr. Schorer, which establish minimum salaries, annual incentive compensation targets and also provide for termination payments under certain circumstances. We believe that securing the agreement of these key individuals provides a reasonable level of income security for the executive and covenant protections for the business. These employment agreements are discussed further below, under the headings “Employment Agreements” and “Other Potential Post-Employment Payments.” The Board of Directors retains discretion to provide employment agreements to our NEOs.
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
Secondments
For the NEOs that were previously seconded to the Company, typically no compensation was paid directly by the Company to the NEO, except for discretionary service fee payments which were paid directly to the previously seconded NEO due to administrative or timeliness reasons. Rather, COAC paid the NEO directly as the employer and the Company paid COAC pursuant to the applicable secondment agreement for the services provided to the Company by the NEO. The Company was not involved with setting compensation or benefits paid by COAC to our previously seconded NEOs. As of December 31, 2017, no named executive officers were seconded to the Company.
Use of Consultants
Our Compensation Committee did not retain or otherwise use the services of a compensation consultant for the year ended December 31, 2017. The Compensation Committee may use the services of a compensation consultant in the future as it may determine in its discretion.
Elements of our Executive Compensation Program
The primary elements of our executive compensation program, which covers our NEOs as well as other officers and key executives of the Company, for the year ended December 31, 2017 were:

•	base salary;

•	an annual incentive bonus, paid in cash;

•	share based compensation plan;

•	long-term incentive bonus plan;

•	a tax-qualified 401(k) savings plan with matching company contributions; and

•	perquisites and other personal benefits.
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

Base Salary
We pay our NEOs a base salary as fixed compensation for their time, efforts and commitments throughout the year. Salary levels are typically reviewed annually as part of our performance review process as well as upon a promotion or other change in job responsibility. Our review cycle for base salary increases for calendar year 2017 occurred from January to March.
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
Under the MIP, target bonus amounts for the year ended December 31, 2017 were based on a percentage of base salary, according to each NEO's level and overall job responsibilities, except for the $400,000 annual target bonus provided to Mr. Krivo and Mr. Nixon when they became full time employees of the Company on November 1, 2017. This method of assigning each applicable NEO a MIP target bonus percentage is consistent with our compensation philosophy, as discussed within the “Executive Compensation Philosophy” section above. Actual incentive bonus compensation paid to each executive is reflected in column (f) of the “Summary Compensation Table” below, and further described below.
Specific target bonus percentages are set forth in the following table:

Covered NEO	Calendar Year	Annual Base Salary	Annual Target Bonus Percentage	Annual Target Bonus Amount
Mr. Krivo (1)(2)	2017	$1,800,000	—%	$400,000
Mr. Von Thaer	2017	800,000	100%	800,000
Mr. Kansky	2017	800,000	100%	800,000
Mr. Bockenstedt	2017	302,301	60%	181,381
Mr. Gastright	2017	312,866	50%	156,433
Mr. Nixon (1)	2017	1,700,000	—%	400,000
Mr. Schorer	2017	675,000	100%	675,000

(1)	As of November 1, 2017, Mr. Krivo and Mr. Nixon became full time employees of the Company and are participants in the MIP for the year ended December 31, 2017.

(2)	Under the terms of his employment agreement, Mr. Krivo is eligible to receive no less than 100% of his annual target bonus amount for calendar year 2017.
Bonuses are paid under the MIP based on the attainment of certain financial performance targets that were approved by our Compensation Committee, as set forth below. The corporate performance payout percentage for MIP payout was 165% of the target amount as of December 31, 2017. The Compensation Committee may, in its sole discretion, increase or reduce the amount of any individual award. At the discretion of the Compensation Committee, Mr. Bockenstedt was awarded an additional 10% of incentive bonus compensation based on his calendar year 2017 performance.
For the year ended December 31, 2017, the financial performance metrics for our eligible NEOs included adjusted earnings before interest, tax, depreciation and amortization (“Adjusted EBITDA”), orders and free cash flow. Each eligible NEO's bonus payout formula is based on performance metrics tied to our consolidated performance. Adjusted EBITDA is calculated by adjusting EBITDA for the items described below. We use Adjusted EBITDA as it provides a meaningful measure of operational performance on a consolidated basis because it eliminates the effects of period to period changes in taxes, costs associated with capital investments and interest expense, and adjusts for certain items as defined in our New Senior Credit Facility and Indenture, see “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Measures” for additional information. We established orders as a key measure, as it measures future revenue related to new business and growth to existing business and is consistent with our long-term strategic operational growth plan. We reward effective management of free cash flow as it is reflects how well we are managing the cash flows of our operating activities.

Bonuses earned by our NEOs under the MIP for performance for the year ended December 31, 2017, are reflected in column (f) of the “Summary Compensation Table” below. Our consolidated performance targets and actual results for the year ended December 31, 2017 were as follows:

Calendar Year Ended	Performance Metric	Performance Targets		Weighting of Performance Metrics	Actual Results
December 31, 2017	Adjusted EBITDA	$127.4	million	50%	$152.5	million
	Orders (1)	$2,325.0	million	30%	$2,971.8	million
	Free Cash Flow (2)	$8.1	million	20%	$63.6	million

(1)
Orders utilized for performance metric purposes are calculated as the funded and unfunded net changes to contract values, including exercised and unexercised options as of December 31, 2017. Estimated future task orders under IDIQ contracts are not considered Orders until the task orders are awarded.

(2)
Free cash flow utilized for performance metric purposes is calculated as cash flows from operating activities less purchased property and equipment and purchased software plus proceeds from the sale of property and equipment in calendar year 2017.

Long-Term Incentive Compensation
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
Equity Incentive Compensation
DynCorp Management LLC (“DynCorp Management”) maintains an Equity Incentive Plan to issue authorized classes of membership interests in DynCorp Management for the purpose of providing long-term equity compensation to certain members of management and outside directors. DynCorp Management granted Class B Interests to certain executives employed by Holdings and its subsidiaries, including Delta Tucker Holdings, Inc. Mr. Krivo, Mr. Kansky and Mr. Nixon were the only NEOs to receive new equity awards in calendar year 2017. The vesting of the awards is contingent upon the NEO’s consent to the terms and conditions set forth in the Class B Interests Agreements.
Class B Interests are subject to (i) time-based vesting in separate tranches based on the participants’ hire date (with each tranche subject to a specific “Vesting Date”); (ii) acceleration of vesting in certain circumstances (such as a change in control or termination of the executive without cause); and (iii) continued employment of the recipient by Holdings or its subsidiaries through the applicable Vesting Dates. Time based vesting provides for ample retention incentives and economic Class B interests align investors and participants, such that participants are rewarded for successes in the business.

Deferred Compensation
Each NEO is eligible to participate in our tax-qualified 401(k) plan on the same basis as all other eligible employees. We provide a Company matching contribution under the 401(k) plan on a non-discriminatory basis. Details of the plan are discussed in Note 6 to the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
The Company has a non-qualified unfunded and unsecured deferred compensation plan that is offered to certain members of management allowing for the deferral of salary and bonuses without the statutory limitations present in the 401(k) savings plan. The Company makes no contributions into the plan and currently the plan only includes contributions by the respective participants. The account balances are not indexed in any particular investments and do not realize earnings.
Perquisites and Other Personal Benefits
We maintain group medical and dental insurance, accidental death insurance and disability insurance programs for our employees, as well as customary vacation and other similar employee benefits. Our NEOs are eligible to participate in these programs on the same basis as our other U.S. based salaried employees.
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
We offer term life insurance benefits to each of our NEOs, which is a benefit generally available to most U.S. based non-union employees. Subsequent to December 31, 2017, Mr. Krivo and Mr. Nixon will be provided with a term life insurance policy with a benefit payout amount of $4,500,000, pursuant to the terms of their employment agreements.
Employment Agreements and Post-Employment Benefits
Our Compensation Committee believes it generally to be in our best interests to design compensation programs that: (i) assist us in attracting and retaining qualified executive officers; (ii) provide certainty about the consequences of terminating certain executive officers’ employment; and (iii) most importantly, protect us by obtaining post-termination covenants. Mr. Krivo, Mr. Kansky and Mr. Nixon are the only current NEOs with employment agreements as of December 31, 2017. See further discussion in the Executive Compensation section below.
Tax Implications of Executive Compensation
Section 162(m) of the U.S. Internal Revenue Code of 1986, as amended (“Section 162(m)”), limits the deduction for a publicly held corporation for otherwise deductible compensation to any “covered employee” to $1,000,000 per year. Since we are a private company with no securities required to be registered under Section 12 of the Exchange Act and we are not required to file reports under Section 15(d) of the Exchange Act, Section 162(m) is not applicable to the Company.

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
The structure of our incentive bonus program, which is based on multiple performance metrics, mitigates risks by avoiding employees placing undue emphasis on any particular performance metric at the expense of other aspects of our business. We believe our performance measures are well aligned with creating long-term value and do not create an incentive for excessive risk taking. With respect to our previously seconded NEOs, we believe that the rate of compensation paid to COAC for services its employees provided to us on a seconded basis eliminated any such excessive risk taking. Based on this evaluation, our Compensation Committee determined that our compensation programs do not encourage risk taking that is reasonably likely to have a material adverse effect on the Company.
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
Our Compensation Committee consists of Brett Ingersoll, General Michael Hagee (USMC Ret.), General John Tilelli (USA Ret.), Chan Galbato and Lee Van Arsdale, none of whom were at any time during the year ended December 31, 2017 or at any other time, an officer or employee of the Company or any of our subsidiaries. James Geisler joined the Compensation Committee after ending his role as Interim CEO in July 2015. Mr. Ingersoll, Mr. Geisler and Mr. Galbato are Cerberus employees.
Pursuant to the terms of the COAC Agreement, Cerberus makes personnel available to us for the purpose of providing reasonably requested business advisory services. Consulting fees incurred for the years ended December 31, 2017, December 31, 2016 and December 31, 2015 totaled $4.0 million, $5.8 million and $8.1 million respectively. See Note 12 for additional information on the COAC Agreement.
COMPENSATION COMMITTEE REPORT
Our Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Disclosure and Analysis be included in this Report.
The Compensation Committee consists of:
Brett Ingersoll, Chairman
James E. Geisler
General Michael Hagee (USMC Ret.)
General John Tilelli (USA Ret.)
Chan Galbato
Lee Van Arsdale

EXECUTIVE COMPENSATION
Summary Compensation
The following table sets forth information regarding compensation for the calendar year 2017, calendar year 2016, and calendar year 2015, awarded to, earned by or paid to our NEOs.

Name and Principal Position	Calendar/ Fiscal Year (1)	Salary ($)	Bonus ($) (2)	Stock (Equity) Awards ($) (3)	Non-Equity Incentive Plan Compensation ($) (4)	All Other Compensation ($) (5)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
George C. Krivo Chief Executive Officer	2017	221,538	125,000	92,907	660,000	1,201,510	2,300,955
	2016	—	—	—	—	1,318,025	1,318,025
	2015	—	—	—	—	775,755	775,755

Lewis Von Thaer Former Chief Executive Officer	2017 (6)	529,808	2,748,407	—	—	169,393	3,447,608
	2016	800,000	750,000	29,903	960,000	92,253	2,632,156
	2015	338,545	500,000	—	900,000	44,481	1,783,026

William T. Kansky Senior Vice President, Chief Financial Officer	2017	800,000	—	56,678	1,320,000	439,821	2,616,499
	2016	800,000	—	—	960,000	615,562	2,375,562
	2015	800,000	—	—	760,000	1,045,600	2,605,600

Randall J. Bockenstedt President, DynLogistics	2017	302,301	100,767	—	329,207	39,149	771,424

John A. Gastright Senior Vice President, Government Relations	2017	310,518	58,140	—	258,114	10,530	637,302

Gregory S. Nixon Senior Vice President, Chief Administrative Officer, Chief Legal Officer and Corporate Secretary	2017	209,231	50,000	83,617	660,000	1,361,085	2,363,933
	2016	—	—	—	—	2,003,590	2,003,590
	2015	—	—	—	—	1,766,952	1,766,952

Steven T. Schorer Former Vice President, Strategic Development	2017 (6)	200,228	—	—	—	1,364,178	1,564,406
	2016	675,000	—	—	—	78,542	753,542
	2015	724,365	100,000	—	641,300	1,217,731	2,683,396

(1)	Information is not presented for Mr. Bockenstedt and Mr. Gastright for the periods prior to the year of becoming NEOs.

(2)
The amounts reported in column (d) represent sign-on bonus payments, supplemental transition bonus payments, long-term incentive bonus payments, discretionary service fee payments and payments related to the cancellation of vested Class B interests.

(3)
The amounts reported in column (e) represents the aggregate grant date fair value of service-based Class B Interests, which was computed in accordance with FASB Accounting Standards Codification ("ASC") 718, Compensation - Stock Compensation.

(4)
The amounts reported in column (f) represent cash bonuses that were earned for calendar year 2017, calendar year 2016 and in calendar year 2015 pursuant to our MIP, which is discussed above under the heading “Incentive Bonus Compensation.”

(5)
The amount of each component of All Other Compensation reported in column (g) for each NEO is set forth in the “All Other Compensation” table below. Compensation for the services rendered by NEOs previously seconded to the Company by COAC is reflected in the All Other Compensation table.

(6)	The amounts reported in column (c) for Mr. Von Thaer and Mr. Schorer represent salary and vacation payments.

All Other Compensation
The following table outlines perquisites and personal benefits provided to our NEOs in calendar year 2017, calendar year 2016, and calendar year 2015.

Name	Calendar/ Fiscal Year	Cerberus, COAC or Other Service Fees ($)	401(k) Matching Contributions ($) (1)	Severance ($) (2)	Professional Fees and Reimburse-ments ($)	Taxable Relocation ($)	Cost of Insurance Policies ($) (3)	Total Other Compensation ($)

Mr. Krivo	2017	1,189,541	—	—	3,693	—	8,276	1,201,510
	2016 (6)	1,300,000	—	—	—	—	18,025	1,318,025
	2015	758,803	—	—	—	—	16,952	775,755

Mr. Von Thaer	2017	—	12,385	123,077	17,245	—	16,686	169,393
	2016	—	13,000	—	33,292	—	45,961	92,253
	2015	—	1,846	—	19,347	—	23,288	44,481

Mr. Kansky (4)	2017	400,000	13,000	—	9,561	—	17,260	439,821
	2016	550,000	13,000	—	9,561	—	43,001	615,562
	2015	1,000,000	7,692	—	—	—	37,908	1,045,600

Mr. Bockenstedt (5)	2017	—	9,116	—	8,586	—	21,447	39,149

Mr. Gastright (5)	2017	—	7,305	—	—	—	3,225	10,530

Mr. Nixon	2017	1,357,936	2,615	—	—	—	534	1,361,085
	2016 (7)	2,000,000	—	—	—	—	3,590	2,003,590
	2015 (7)	1,750,000	—	—	—	—	16,952	1,766,952

Mr. Schorer	2017	—	5,712	1,350,000	5,805	—	2,661	1,364,178
	2016	—	12,115	—	8,598	—	57,829	78,542
	2015	—	10,600	—	6,234	1,156,427	44,470	1,217,731

(1)	The Company provides a match for 401(k) in accordance with statutory limits and Company policy.

(2)	Represents total severance to be received by the executive based on executed employment agreement or compensation received in lieu of notice provided to the Company.

(3)
Represents the cost of Company-paid premiums, including term life insurance policies, for our NEOs and our NEOs' share of premiums for business travel accident policies paid on behalf of our NEOs. In 2017, the total value of term life insurance paid for Messrs. Krivo, Von Thaer, Kansky, Bockenstedt, Gastright, Nixon and Schorer was $419, $1,538, $2,325, $879, $903, $418 and $382, respectively.

(4)
Mr. Kansky provides consulting services to Cerberus through an agreement for which the Company is not a party. The Company has included the amount paid by Cerberus to Mr. Kansky as a component of Mr. Kansky's calendar year 2017, calendar year 2016 and calendar year 2015 compensation.

(5)	Information is not presented for Mr. Bockenstedt and Mr. Gastright for the periods prior to the year of becoming NEOs.

(6)	Included in Mr. Krivo's Cerberus, COAC or Other Service Fee compensation is a discretionary service fee payment for calendar year 2016.

(7)	Included in Mr. Nixon's Cerberus, COAC or Other Service Fee compensation is a discretionary service fee payment for calendar year 2016 and calendar year 2015.

CEO Pay Ratio
As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the annual total compensation of our employees and the annual total compensation of George Krivo, our current Chief Executive Officer (our “CEO”). For calendar year 2017:

•	The median of the annual total compensation of all employees of our company (other than our CEO) was $53,538; and

•
The annual total compensation of our CEO was $2,689,876, which, as described below, represents Mr. Krivo’s compensation earned in that role for the period after his new employment arrangements came into effect on November 1, 2017, annualized as if he received those compensation arrangements as CEO for the entire year.

•	Based on this information, for calendar year 2017 the ratio of the annual total compensation of our CEO to the median of the annual total compensation of all employees was 50 to 1.
To identify the median of the annual total compensation of all our employees, we took the following steps:

•
We determined that, as of December 31, 2017, our employee population consisted of approximately 13,100 personnel (as reported in Part I, Item 1, Business). This population consisted of our full-time and part-time employees, as we do not have temporary or seasonal workers. We selected December 31, 2017 as our identification date for determining our median employee because it enabled us to make such identification in a reasonably efficient and economic manner.

•
We used a consistently applied compensation measure to identify our median employee by comparing the amount of salary or wages, overtime, and bonuses for calendar year 2017 as reflected in our payroll records plus equity interest and all other items included in our All Other Compensation Table. We did not make any cost of living adjustments nor did we make any annualized adjustments to compensation for employees hired after January 1, 2017, in identifying the median employee. We combined all of the elements of such employee’s compensation for calendar year 2017 in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in annual total compensation of $53,538.

As previously disclosed, two individuals served as CEO's during calendar year 2017. Mr. Von Thaer served as CEO from prior to January 1, 2017 until July 13, 2017, and Mr. Krivo became our current CEO on July 14, 2017. We elect to use the compensation of Mr. Krivo, the active CEO as of December 31, 2017, for purposes of determining our CEO Pay Ratio. In determining Mr. Krivo’s compensation, we adjusted the compensation reported on the Summary Compensation Table to reflect his compensation as if he were CEO for the full calendar year, by increasing his base salary, based on his employment agreement, and by removing the COAC fees reported in the “Cerberus, COAC or Other Service Fees” column of our 2017 All Other Compensation table. The following table sets forth the total annual compensation utilized for the CEO Pay Ratio calculation and provides the CEO compensation reported in the “Total” column (column (h)) of our 2017 Summary Compensation Table included in this Form 10-K.

CEO Compensation Description	CEO Pay Ratio (1)	Summary Compensation Table (2)
Annual base salary per employment agreement (3)	$1,800,000	$—
Salary (4)	—	221,538
Bonus (5)	125,000	125,000
Stock (Equity) Awards (6)	92,907	92,907
Non-Equity Incentive Plan Compensation (7)	660,000	660,000
All Other Compensation (8)	11,969	1,201,510
Total	$2,689,876	$2,300,955

(1)	Represents amounts included in the CEO Pay Ratio calculation for our CEO, George Krivo.

(2)	Represents amounts reported on the calendar year 2017 Summary Compensation Table for our CEO, George Krivo.

(3)	Represents Mr. Krivo's annual base salary as established in his employment agreement with the Company effective November 1, 2017.

(4)
Represents the CEO's base salary, as established in his employment agreement with the Company, for services provided from November 1, 2017 to December 31, 2017. The CEO Pay Ratio column does not include these earnings since the Company is utilizing Mr. Krivo's annual base salary per his employment agreement as the basis to provide earnings for the CEO Pay Ratio calculation.

(5)	Represents sign-on bonus payments.

(6)
Represents the aggregate grant date fair value of service-based Class B Interests, which was computed in accordance with FASB Accounting Standards Codification ("ASC") 718, Compensation - Stock Compensation.

(7)	Represents cash bonuses that were earned for calendar year 2017 pursuant to our MIP.

(8)
The amount of each component of All Other Compensation reported in column (g) of our 2017 Summary Compensation Table included in this Form 10-K is set forth in the “All Other Compensation” table. The Summary Compensation Table column includes compensation for the services rendered by Mr. Krivo when he was previously seconded to the Company by COAC, compensation for professional fees and reimbursements and cost of Company-paid premiums. The CEO Pay Ratio column includes the above but does not include compensation for services rendered by Mr. Krivo when he was previously seconded to the Company since the Company is utilizing Mr. Krivo's annual base salary per his employment agreement as the basis to provide earnings for the CEO Pay Ratio calculation.

Grants of Plan-Based Awards in Calendar Year 2017
The following table sets forth information regarding grants of plan-based awards issued to our NEOs for the year ended December 31, 2017.

		Estimated future payouts under non-Equity Incentive Plan awards (2)			All Other Stock Awards: Number of Shares of Stock or Units (#) (3)	Grant Date Fair Value of Stock and Option Awards ($) (3)

Name	Grant Date (1)	Threshold ($)	Target ($)	Maximum ($)
Mr. Krivo (4)(5)	October 27, 2017	400,000	400,000	800,000	25,000	92,907
Mr. Von Thaer (6)	—	—	800,000	1,600,000	—	—
Mr. Kansky	December 26, 2017	—	800,000	1,600,000	15,000	56,678
Mr. Bockenstedt	—	—	181,381	362,762	—	—
Mr. Gastright	—	—	156,433	312,866	—	—
Mr. Nixon (4)	October 27, 2017	—	400,000	800,000	22,500	83,617
Mr. Schorer (6)	—	—	675,000	1,350,000	—	—

(1)	Represents the applicable NEO's Grant Date of Class B Interests.

(2)	Represents the applicable NEOs' eligibility to earn cash bonuses under our Management Incentive Plan.

(3)
Represents the applicable NEO's Class B Interests awarded on the applicable Grant Date. Represents the aggregate grant date fair value of service-based Class B Interests issued to Mr. Krivo, Mr. Nixon and Mr. Kansky, which was computed in accordance with FASB ASC 718, Compensation - Stock Compensation.

(4)	As of November 1, 2017, Mr. Krivo and Mr. Nixon became full time employees of the Company and are participants in the MIP for the year ended December 31, 2017.

(5)	Under the terms of his employment agreement, Mr. Krivo is eligible to receive no less than 100% of his annual target bonus for calendar year 2017.

(6)	As former executives, Mr. Von Thaer and Mr. Schorer were not awarded incentive bonus compensation for calendar year 2017 performance.

Employment Agreements
As of December 31, 2017, we have existing employment agreements with Mr. Krivo, Mr. Kansky and Mr. Nixon. Mr. Krivo's and Mr. Nixon's employment agreements are effective November 1, 2017, are for an indefinite term of employment and are not subject to any renewal interval. Prior to that date, Mr. Krivo and Mr. Nixon were seconded executives. Mr. Kansky's employment agreement, originally effective August 1, 2010, is for a two year period, after which his agreement renews automatically in one year intervals.
The employment agreements establish initial minimum salaries and annual incentive compensation targets for each of the covered NEOs. Each employment agreement provides for perpetual confidentiality and non-disparagement covenants and customary non-solicitation and non-competition covenants that apply during employment and for a period of two years following a termination that occurs during the term of the employment agreement.
Under the terms of his employment agreement, Mr. Krivo is entitled to an annual base salary of $1,800,000, a target annual bonus for calendar year 2017 of $400,000 based on the achievement of specific performance targets determined by the Company’s Board of Directors, a target annual incentive bonus for calendar year 2018 and forward of not be less than $400,000 with the opportunity to earn a higher amount if performance target levels are met or exceeded (as reasonably determined by the Company's

Board of Directors), an incentive award of 25,000 Class B interests, participation in the non-qualified deferred compensation plan, term life insurance providing at least $4,500,000 in death benefits to Mr. Krivo’s beneficiaries, and reimbursement for legal expenses incurred by Mr. Krivo in negotiating his employment agreement. Upon execution of his employment agreement, Mr. Krivo received a $125,000 sign-on bonus. Prior to November 1, 2017, Mr. Krivo was a seconded executive and COAC charged the Company approximately $1.2 million for the services Mr. Krivo provided to the Company during calendar year 2017.
Mr. Kansky's annual base salary was $800,000 as of December 31, 2017, as established in his employment agreement. Mr. Kansky was eligible, under our MIP program, to earn a target annual incentive bonus compensation equal to 100% of his salary, with the opportunity to earn up to 200% of his base salary if certain performance levels were achieved. Additionally, Mr. Kansky earned consulting fees from Cerberus, related to an agreement for which the Company is not a party, of $400,000 in calendar year 2017.
Under the terms of his employment agreement, Mr. Nixon is entitled to an annual base salary of $1,700,000, a target annual bonus for calendar year 2017 of $400,000 based on the achievement of specific performance targets determined by the Company’s Board of Directors, a target annual incentive bonus for calendar year 2018 and forward of $400,000 with the opportunity to earn a higher amount if performance target levels are met or exceeded (as reasonably determined by the Company's Board of Directors), an incentive award of 22,500 Class B Interests, participation in the non-qualified deferred compensation plan and term life insurance providing at least $4,500,000 in death benefits to Mr. Nixon’s beneficiaries. Upon execution of his employment agreement, Mr. Nixon received a $50,000 sign-on bonus. Prior to November 1, 2017, Mr. Nixon was a seconded executive and COAC charged the Company approximately $1.4 million for services Mr. Nixon provided to the Company during calendar year 2017.
Mr. Von Thaer was employed under an employment agreement with the Company prior to his resignation, and at the time of his departure, he was in the second year of his initial three year agreement. Pursuant to his employment agreement, Mr. Von Thaer's annual base salary was $800,000 for the year ended December 31, 2017. Mr. Von Thaer was eligible through our annual MIP program to earn a target annual incentive bonus compensation equal to 100% of his salary, with the opportunity to earn an amount above his target bonus if performance target levels were met or exceeded. Due to Mr. Von Thaer's resignation, he did not receive incentive bonus compensation for calendar year 2017 performance. Mr. Von Thaer received a supplemental transition bonus payment of $750,000 in July 2017 and forfeited a supplemental transition bonus payment of $1,500,000 in July 2018 due to his resignation. Mr. Von Thaer received a long-term cash incentive bonus of $400,000 related to the deferred compensation plan established in his employment agreement and forfeited a long-term cash incentive bonus payment of $400,000 due 2018 for calendar year 2017 performance.
Mr. Schorer was employed under an employment agreement with the Company with an indefinite term of employment and was not subject to any renewal interval prior to the termination of his employment. Mr. Schorer's annual base salary remained unchanged in calendar year 2017 from calendar year 2016 at $675,000. Upon his departure in March 2017 and consistent with his employment agreement, Mr. Schorer received a severance of $1,350,000, equal to one year of his base salary and 100% of his target bonus, to be paid out over a one year period. He also received any accrued and unused vacation earnings for calendar year 2017 through his termination date in March 2017 in consideration of Mr. Schorer's general release of claims, as well as executing a non-compete and non-solicitation agreement.
The NEOs' employment agreements provide for payments in connection with certain terminations of employment, as described below in “Other Potential Post-Employment Payments.”

Equity Incentive Plan
In connection with the Equity Incentive Plan adopted in December 2013, DynCorp Management has granted Class B Interests to certain members of management and outside directors of Holdings and its subsidiaries, including Delta Tucker Holdings, Inc. as of December 31, 2017.
On October 27, 2017, DynCorp Management authorized and issued a grant of 25,000 and 22,500 Class B Interests to Mr. Krivo and Mr. Nixon, respectively. These Class B Interests vested 50% on the grant date with the remaining 50% of the Class B Interests vesting on the earlier of (1) February 1, 2018, (2) a change in control or (3) termination of the NEOs employment by the Company without cause or the executive’s resignation for good reason. A NEO will forfeit 100% of his Class B Interests, whether or not vested, if the Company terminates the executive’s employment for cause.
On November 8, 2016, DynCorp Management authorized and issued a grant of 20,000 Class B Interests to Mr. Von Thaer. Mr. Von Thaer's Class B Interests were 25% vested on the grant date, and the remaining 75% of the Class B Interests scheduled to vest in equal installments of 25% each on each of June 15, 2017, June 15, 2018 and June 15, 2019. Due to Mr. Von Thaer's resignation, his Class B Interests with a vesting date of June 15, 2018 and June 15, 2019 were forfeited and as part of his exit from the Company, Mr. Von Thaer received a $1.6 million bonus to cancel his 10,000 vested Class B interests relating to the Equity Incentive Plan.

On December 26, 2017, DynCorp Management authorized and issued a grant of 15,000 Class B Interests to Mr. Kansky. The Class B Interests vested 50% on the grant date with the remaining 50% of the Class B Interests vesting on the earlier of (1) February 1, 2018, (2) a change in control or (3) termination of Mr. Kansky by the Company without cause or the executive’s resignation for good reason. Mr. Kansky will forfeit 100% of his Class B Interests, whether or not vested, if the Company terminates his employment for cause.
As of December 31, 2017, all of our active NEOs were participating in the Equity Incentive Plan. Mr. Bockenstedt and Mr. Gastright also hold some outstanding awards that were vested in prior years. See Outstanding Equity Awards section below and Note 9 to the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion.

Special Travel Accident Policies
Mr. Krivo was provided with a special travel accident policy covering July 28, 2017 to December 31, 2017 with a benefit payout amount of $3,000,000 and an annual premium of $7,743. Mr. Von Thaer was provided with a special travel accident policy covering January 1, 2017 to July 13, 2017 with a benefit payout amount of $3,000,000 and an annual premium of $9,567. Mr. Bockenstedt was provided with a special travel accident policy covering January 1, 2017 to December 31, 2017 with a benefit payout amount of $3,000,000 and an annual premium of $18,000. None of Messrs. Kansky, Gastright, Nixon and Schorer were provided with a special travel accident policy during calendar year 2017.

Outstanding Equity Awards at Fiscal Year End
The following table includes information regarding outstanding equity awards held by our named executive officers as of December 31, 2017:

	Stock Awards (1)
Name	Number of shares or units of stock that have not vested (#)	Market value of shares or units or stock that have not vested ($)
Mr. Krivo (2)	12,500	46,454
Mr. Von Thaer (3)	—	—
Mr. Kansky (2)	7,500	28,339
Mr. Bockenstedt	—	—
Mr. Gastright	—	—
Mr. Nixon (2)	11,250	41,808
Mr. Schorer	—	—

(1)
Represents awards of Class B Interests issued to our named executive officers under the Equity Incentive Plan. These awards are intended to qualify as profits interests under Revenue Procedure 93-27. The awards are subject to vesting, as discussed above, and do not expire. Additional details regarding the awards are presented under the heading of Equity Incentive Plan, above.

(2)
In calendar year 2017, Mr. Krivo, Mr. Kansky and Mr. Nixon were awarded 25,000, 15,000 and 22,500 Class B Interests, respectively, through the Equity Incentive Plan. The Class B Interests vested 50% on the grant date with the remaining 50% of the Class B Interests vesting on the earlier of (1) February 1, 2018, (2) a change in control or (3) termination of the NEOs employment by the Company without cause or the executive’s resignation for good reason.

(3)
In calendar year 2016, Mr. Von Thaer was awarded 20,000 Class B Interests through the Equity Incentive Plan. Mr. Von Thaer vested the first two of four equal 25% installments and due to Mr. Von Thaer's resignation, his remaining 10,000 unvested Class B interests were forfeited.

Option Exercises and Stock Vested in Calendar Year 2017
The following table includes information regarding stock awards which vested during calendar year 2017.

	Stock Awards
Name	Number of shares acquired upon vesting (#)	Market value of shares realized upon vesting ($)
Mr. Krivo (1)	12,500	47,625
Mr. Von Thaer (2)	5,000	—
Mr. Kansky (1)	7,500	28,575
Mr. Bockenstedt	—	—
Mr. Gastright	—	—
Mr. Nixon (1)	11,250	42,863
Mr. Schorer	—	—

(1)
Represents the market value of the Class B Interests which vested as of the grant date. These awards are intended to qualify as profits interests under Revenue Procedure 93-27 and have a zero liquidation value as of the grant date. The value of the Class B Interests is based on future events and distributions, which cannot be determined as of this time.

(2)
Represents the market value of the 5,000 Class B Interests which vested both as of the grant date in calendar year 2016 and on June 15, 2017. In calendar year 2017, as part of Mr. Von Thaer's exit from the Company, we provided Mr. Von Thaer with a $1.6 million bonus to cancel his 10,000 vested Class B interests relating to the Equity Incentive Plan.

Pension Benefits and Nonqualified Deferred Compensation
The Company has a non-qualified unfunded and unsecured deferred compensation plan that is offered to certain members of management allowing for the deferral of salary and bonuses without the statutory limitations present in the 401(k) savings plan. As of the year ended December 31, 2017, there were no NEO participants in the Saving Plan.

Other Potential Post-Employment Payments
The following section describes the payments and benefits that would be provided to our NEOs in connection with any termination of employment, including resignation, involuntary termination, death, retirement, disability or a change in control to the extent occurring on December 31, 2017. The assumptions and methodologies that were used to calculate the amounts paid upon a termination of employment are set forth at the end of this section. Definitions are included below in the “Material Terms Defined.”
Payments Made Upon Certain Terminations
In the event that Mr. Krivo is terminated by the Company without Cause or if he departs the Company for Good Reason, we would provide:

•
a payment of his base salary for a period of two years following the date of termination. One year of the base salary shall be paid in lump sum within 45 days following the date of termination. The remainder shall be paid in accordance with customary payroll services over a period of twelve months;

•
an amount equal to Mr. Krivo's bonus at target for a period of two years. One year of the target bonus shall be paid in lump sum within 45 days following the date of termination. The remainder shall be paid in accordance with customary payroll services over a period of twelve months;

•
the unpaid portion of any prior year's bonus, if any, relating to the calendar year prior to the calendar year of his termination paid at the same time as other executives remaining at the Company are paid their prior year's bonus;

•
reimbursement on a monthly basis for the cost of continued medical coverage for the same portion of his COBRA health insurance premium beginning on the 60th day following termination and continuing for a maximum of eighteen months following the termination date to the extent Mr. Krivo elects continuation of such coverage and is eligible to receive coverage;

•	100% vesting of his 25,000 Class B Interests, if Mr. Krivo is not already 100% vested in the award; and

•	reimbursement of any other unpaid accrued benefits paid in accordance with customary payroll policy of the Company.

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

•
an amount equal to Mr. Kansky's bonus at target for a period of two years. One year of the target bonus shall be paid within 45 days following the date of termination, the second year shall be payable in lump sum on the anniversary date of termination; and

•
reimbursement on a monthly basis for the cost of continued medical coverage for the same portion of his COBRA health insurance premium beginning on the 60th day following termination and continuing for a maximum of eighteen months following the termination date to the extent Mr. Kansky elects continuation of such coverage and is eligible to receive coverage.

In the event that Mr. Nixon is terminated by the Company without Cause or if he departs the Company for Good Reason, we would provide:

•
a payment of his base salary for a period of two years following the date of termination. One year of the base salary shall be paid in lump sum within 45 days following the date of termination. The remainder shall be paid in accordance with customary payroll services over a period of twelve months;

•
an amount equal to Mr. Nixon's bonus at target for a period of two years. One year of the target bonus shall be paid in lump sum within 45 days following the date of termination. The remainder shall be paid in accordance with customary payroll services over a period of twelve months;

•
the unpaid portion of any prior year's bonus, if any, relating to the calendar year prior to the calendar year of his termination paid at the same time as other executives remaining at the Company are paid their prior year's bonus;

•
reimbursement on a monthly basis for the cost of continued medical coverage for the same portion of his COBRA health insurance premium beginning on the 60th day following termination and continuing for a maximum of eighteen months following the termination date to the extent Mr. Nixon elects continuation of such coverage and is eligible to receive coverage;

•	100% vesting of his 22,500 Class B Interests, if Mr. Nixon is not already 100% vested in the award; and

•	reimbursement of any other unpaid accrued benefits paid in accordance with customary payroll policy of the Company.
Mr. Von Thaer left his position as Chief Executive Officer in July 2017. Per his employment agreement, Mr. Von Thaer received all accrued vacation benefits earned.
Mr. Schorer left his position as Vice President of Strategic Development in March 2017. Per his employment agreement, Mr. Schorer received postemployment benefit payments totaling $1,350,000. Mr. Schorer also received all accrued vacation benefits earned.
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

Payments Made Upon Death or Complete Disability
Mr. Krivo entered into an employment agreement effective November 1, 2017. The employment agreement of Mr. Krivo provides that, if his employment is terminated by reason of Disability, he will receive the following payments and benefits:

•
a payment of his base salary for a period of two years following the date of termination. One year of the base salary shall be paid in lump sum within 45 days following the date of termination. The remainder shall be paid in accordance with customary payroll services over a period of twelve months;

•
an amount equal to Mr. Krivo's bonus at target for a period of two years. One year of the target bonus shall be paid in lump sum within 45 days following the date of termination. The remainder, reduced by the amount paid under the Company's short-term and long-term disability plans in connection with the Disability, shall be paid in accordance with customary payroll services over a period of twelve months;

•
the unpaid portion of any prior year's bonus, if any, relating to the calendar year prior to the calendar year of his termination paid at the same time as other executives remaining at the Company are paid their prior year's bonus;

•
reimbursement on a monthly basis for the cost of continued medical coverage for the same portion of his COBRA health insurance premium beginning on the 60th day following termination and continuing for a maximum of eighteen months following the termination date to the extent Mr. Krivo elects continuation of such coverage and is eligible to receive coverage; and

•	reimbursement of any other unpaid accrued benefits paid in accordance with customary payroll policy of the Company.
The employment agreement of Mr. Krivo provides that, if his employment is terminated by reason of death, his estate or representative will receive the following payments:

•
the unpaid portion of any prior year's bonus, if any, relating to the calendar year prior to the calendar year of his termination paid at the same time as other executives remaining at the Company are paid their prior year's bonus; and

•
solely to the extent Mr. Krivo's life insurance has not been maintained and in effect through the date of his death, an amount equal to one year of his base salary shall be paid in accordance with customary payroll services over a period of twelve months.

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

Mr. Nixon entered into an employment agreement effective November 1, 2017. The employment agreement of Mr. Nixon provides that, if his employment is terminated by reason of Disability, he will receive the following payments and benefits:

•
a payment of his base salary for a period of two years following the date of termination. One year of the base salary shall be paid in lump sum within 45 days following the date of termination. The remainder shall be paid in accordance with customary payroll services over a period of twelve months;

•
an amount equal to Mr. Nixon's bonus at target for a period of two years. One year of the target bonus shall be paid in lump sum within 45 days following the date of termination. The remainder, reduced by the amount paid under the Company's short-term and long-term disability plans in connection with the Disability, shall be paid in accordance with customary payroll services over a period of twelve months;

•
the unpaid portion of any prior year's bonus, if any, relating to the calendar year prior to the calendar year of his termination paid at the same time as other executives remaining at the Company are paid their prior year's bonus;

•
reimbursement on a monthly basis for the cost of continued medical coverage for the same portion of his COBRA health insurance premium beginning on the 60th day following termination and continuing for a maximum of eighteen months following the termination date to the extent Mr. Nixon elects continuation of such coverage and is eligible to receive coverage; and

•	reimbursement of any other unpaid accrued benefits paid in accordance with customary payroll policy of the Company.
The employment agreement of Mr. Nixon provides that, if his employment is terminated by reason of death, his estate or representative will receive the following payments:

•
the unpaid portion of any prior year's bonus, if any, relating to the calendar year prior to the calendar year of his termination paid at the same time as other executives remaining at the Company are paid their prior year's bonus; and

•
solely to the extent Mr. Nixon's life insurance has not been maintained and in effect through the date of his death, an amount equal to one year of his base salary shall be paid in accordance with customary payroll services over a period of twelve months.

Payments Made Upon Involuntary Termination for Cause or Voluntary Termination without Good Cause
The NEOs are not entitled to any payments or benefits (other than accrued but unpaid compensation and benefits) in the event of an involuntary termination for Cause or voluntary termination without Good Reason.
Payment Made Upon a Change in Control
In the event that Mr. Krivo is terminated without Cause or if he departs the Company for Good Reason as of the date of the consummation of a change in control or within the two years following a change in control, we would provide:

•
a payment of his base salary for a period of two years following the date of termination. One year of the base salary shall be paid in lump sum within 45 days following the date of termination. The remainder shall be paid in accordance with customary payroll services over a period of twelve months;

•
an amount equal to Mr. Krivo's bonus at target for a period of two years. One year of the target bonus shall be paid in lump sum within 45 days following the date of termination. The remainder shall be paid in accordance with customary payroll services over a period of twelve months;

•
the unpaid portion of any prior year's bonus, if any, relating to the calendar year prior to the calendar year of his termination paid at the same time as other executives remaining at the Company are paid their prior year's bonus;

•
reimbursement on a monthly basis for the cost of continued medical coverage for the same portion of his COBRA health insurance premium beginning on the 60th day following termination and continuing for a maximum of eighteen months following the termination date to the extent Mr. Krivo elects continuation of such coverage and is eligible to receive coverage; and

•	reimbursement of any other unpaid accrued benefits paid in accordance with customary payroll policy of the Company.
In the event that Mr. Krivo is terminated without Good Reason at any time during a change in control, we would provide the severance noted above and 100% vesting of his 25,000 Class B Interests, if Mr. Krivo is not already 100% vested in the award.
In the event of a change in control, Mr. Kansky is entitled to receive $832,000 in lump sum cash as part of the long term incentive plan. In the event that Mr. Kansky is terminated by the Company without Cause or if he departs the Company for Good Reason within 90 days prior or within the three years following a change in control, we would provide:

•
a prorated portion of the Bonus that would have been payable to Mr. Kansky through the termination date, based on performance through the termination date (when bonuses are otherwise paid to executives);

•	a lump sum payment equal to three times the sum of Base Salary plus Bonus (at Target), payable on the 60th day following termination; and

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
The employment agreements for Mr. Kansky and Mr. Nixon denote that if any payments or benefits provided to the executive constitutes "parachute payments," within the meaning of Section 280G of the Code ("Parachute Payments") and would be subject to the excise tax imposed by Section 4999 of the Code then the executive would be entitled to receive either full amounts of the parachute payments or the maximum amount that may be provided to the executive without resulting in any portion of such parachute payments being subject to excise tax, after taking into account federal, state and local taxes, whichever results in the receipt by the executive, on an after tax basis, of the greatest portion of the Parachute Payments.
Any reduction of the parachute payments would result in reductions to the following:

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
In the event that Mr. Nixon is terminated without Cause or if he departs the Company for Good Reason as of the date of the consummation of a change in control or within the two years following a change in control, we would provide:

•
a payment of his base salary for a period of two years following the date of termination. One year of the base salary shall be paid in lump sum within 45 days following the date of termination. The remainder shall be paid in accordance with customary payroll services over a period of twelve months;

•
an amount equal to Mr. Nixon's bonus at target for a period of two years. One year of the target bonus shall be paid in lump sum within 45 days following the date of termination. The remainder shall be paid in accordance with customary payroll services over a period of twelve months;

•
the unpaid portion of any prior year's bonus, if any, relating to the calendar year prior to the calendar year of his termination paid at the same time as other executives remaining at the Company are paid their prior year's bonus;

•
reimbursement on a monthly basis for the cost of continued medical coverage for the same portion of his COBRA health insurance premium beginning on the 60th day following termination and continuing for a maximum of eighteen months following the termination date to the extent Mr. Nixon elects continuation of such coverage and is eligible to receive coverage; and

•	reimbursement of any other unpaid accrued benefits paid in accordance with customary payroll policy of the Company.
In the event that Mr. Nixon is terminated without Good Reason at any time during a change in control, we would provide the severance noted above and 100% vesting of his 22,500 Class B Interests, if Mr. Nixon is not already 100% vested in the award.
Approximation of Other Potential Post-Employment Payments
This section quantifies the potential payments and benefits that would have been paid to Mr. Krivo, Mr. Kansky and Mr. Nixon upon a termination of their employment occurring on December 31, 2017. If they were terminated involuntarily without Cause or voluntarily terminated for Good Reason, they would receive cash severance payments equal to $4,400,000, $3,200,000 and $4,200,000, respectively.
In the event of Complete Disability, Mr. Krivo and Mr. Nixon would receive cash payments equal to $4,400,000 and $4,200,000, respectively. In the event of death, Mr. Krivo and Mr. Nixon would receive cash payments equal to $4,500,000. In the event of death or Complete Disability, Mr. Kansky would receive pro-rated bonuses based on performance through the termination date up to $800,000.
Material Terms Defined
“Cause” in the employment agreements means, as determined by a majority vote of the Board, (i) willful and continued failure by the Executive to substantially perform his duties with the Company; (ii) willful conduct by the Executive that causes material harm to the Company, its subsidiaries or affiliates, monetarily or otherwise; (iii) the Executive's felony conviction arising out of on or off-duty conduct occurring during his employment; (iv) willful malfeasance or willful misconduct by the Executive in connection with his duties and (v) material breach by the Executive of this Agreement and/or the Company's policies, which breach, if curable, is not cured within ten (10) days after written notice thereof by the Board.
"Good Reason" in Mr. Krivo's employment agreement means the occurrence of any of the following events, unless such event occurs with the Executive's express prior written consent or occurs in connection with termination of the Executive's employment for Cause or Disability: (i) a reduction in the Executive's then current Base Salary or 2017 Bonus at Target; (ii) the Company's failure to comply with its material obligations under this Agreement; (iii) a relocation of the Executive's principal place of employment to a location more than thirty-five (35) miles from McLean, Virginia; (iv) a substantial diminution of Executive's duties, authority or responsibilities as Chief Executive Officer of the Company or an adverse change to Executive's title of Chief Executive Officer; or (v) a change in the Executive's reporting relationship following which the Executive does not report to or is not a member of the Board; provided that neither the merger, sale or acquisition of business units, subsidiaries or assets, nor any similar corporate transaction, shall, by itself, constitute a diminution of duties, authority or responsibilities for purposes hereof. Each of the foregoing events will cease to constitute Good Reason unless the Executive gives the Company notice of Executive's intention to resign his position with the Company within sixty (60) days after Executive's knowledge of the occurrence of such event, and the Company fails to cure any condition within thirty (30) days from its receipt of such notice. Notice of the existence of Good Reason while awaiting the Company's opportunity to cure shall not, on its own, constitute Executive's resignation from the Company or constitute Cause; provided that during such period following the delivery of a notice of Good Reason, the Executive shall not be excused from performing his duties, authority or responsibilities in accordance with this Agreement unless the event constituting Good Reason precludes the Executive from performing such duties, authority or responsibilities.
"Good Reason" in Mr. Kansky's employment agreement means (i) a reduction in Executive's then current Base Salary or Bonus at Target, (ii) the Company's failure to comply with its material obligations under this Agreement, (iii) a relocation of Executive's principal place of employment to a location more than thirty-five (35) miles from Falls Church, Virginia without his consent or an adverse change in Executive's title, (iv) a substantial diminution of Executive's duties, authority or responsibilities with the Company; provided that neither the merger, sale or acquisition of business units, subsidiaries or assets, nor any similar corporate transaction, shall, by itself, constitute a diminution of duties, authority or responsibilities for purposes hereof, (v) a change in Executive's reporting relationship following which the Executive does not report to the Chairman of the Board or Chief Executive Officer or (vi) a Change in Control. Each of the foregoing events will cease to constitute Good Reason unless Executive gives the Company notice of Executive's intention to resign his position with the Company within sixty (60) days after Executive's knowledge of the occurrence of such event, and the Company shall have thirty (30) days from its receipt of such notice to cure any condition that constitutes Good Reason.

"Good Reason" in Mr. Nixon's employment agreement means the occurrence of any of the following events, unless such event occurs with the Executive's express prior written consent or occurs in connection with termination of the Executive's employment for Cause or Disability: (i) a reduction in the Executive's then current Base Salary or Target Bonus Amount; (ii) the Company's failure to comply with its material obligations under this Agreement; (iii) a relocation of the Executive's principal place of employment to a location more than thirty-five (35) miles from McLean, Virginia; (iv) a substantial diminution of Executive's duties, authority or responsibilities as Senior Vice President, Chief Administrative Officer, Chief Legal Office and Corporate Secretary of the Company; (v) an adverse change to the Executive's title of Senior Vice President, Chief Administrative Officer, Chief Legal Office and Corporate Secretary; or (vi) a change in the Executive's reporting relationship following which the Executive does not report to the Board and/or the Company's Chief Executive Officer; provided that, neither the merger, sale or acquisition of business units, subsidiaries or assets, nor any similar corporate transaction, shall, by itself, constitute a diminution of duties, authority or responsibilities for purposes hereof. Each of the foregoing events will cease to constitute Good Reason unless the Executive gives the Company notice of Executive's intention to resign his position with the Company within sixty (60) days after Executive's knowledge of the occurrence of such event, and the Company fails to cure any condition within thirty (30) days from its receipt of such notice.
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
Methodologies and Assumptions Used for Calculating Other Potential Post-Employment Payments
For purposes of calculating post-employment payments, we assume all change-of-control awards (payments under our equity plan and under our LTIP awards) are paid independent of the hypothetical termination of employment on December 31, 2017. The value of accelerated vesting under our equity plan upon termination of employment by the Company without cause or by the individual for good reason, prior to a change of control, is based upon the value tendered by the Company to repurchase the rights subsequent to their separation from the Company. There is no obligation for the Company to repurchase equity in the future.

DIRECTOR COMPENSATION
General
The Company has historically used a combination of cash and equity-based compensation to attract and retain qualified candidates to serve on the Board. In setting director compensation, the Board considers the significant amount of time that directors expend in fulfilling their duties as well as the skill-level required. The following information relates to the compensation of the directors for calendar year 2017.
In connection with the Equity Incentive Plan adopted in December 2013, by DynCorp Management, certain of the Company's Directors were granted Class B interests through the Equity Incentive Plan during prior years. Mr. Geisler's shares vested 20% on the grant date with an additional 20% vesting on July 15, 2014, July 15, 2015, July 15, 2016 and July 15, 2017. General Tilelli's and General Hagee's shares vested 40% as of their grant date with an additional 20% vesting on July 15, 2014 and the remainder of the interests vesting on July 15, 2015. No additional Class B interests were granted to the directors during 2017. See Note 9 to the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion.
Board Retainer and Fees
Messrs. Geisler, Hagee, Tilelli and Van Arsdale each received an annual retainer of $75,000, payable quarterly in arrears, as Directors of the Company. Messrs. Galbato, Ingersoll and Sanford are not paid by the Company for their services as a director due to their affiliation with Cerberus. Mr. Krivo did not receive payment as a Director of the Company during calendar year 2017.
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
Director Compensation in Calendar Year 2017
The following table sets forth certain information with respect to the compensation we paid to our directors during calendar year 2017.
DIRECTOR COMPENSATION TABLE

Name (a)(1)	Fees Earned or Paid in Cash ($) (b)	Stock (Equity) Awards ($)(1) (c)	All Other Compensation ($) (d)	Total ($) (e)
James Geisler	105,000	—	—	105,000
Chan Galbato (2)	—	—	—	—
General Michael Hagee (USMC Ret.)	110,000	—	—	110,000
Brett Ingersoll (2)	—	—	—	—
General John Tilelli (USA Ret.)	110,000	—	—	110,000
Michael Sanford (2)	—	—	—	—
Lee Van Arsdale	105,000	—	—	105,000
George Krivo (3)	—	—	—	—
Lewis Von Thaer (3)	—	—	—	—
Kim Fennebresque (4)	42,500	—	—	42,500

(1)	No new stock awards were issued to any of our Directors in 2017.

(2)
Mr. Galbato is Chief Executive Officer of Cerberus Operations and Advisory Company, LLC ("COAC"), and Mr. Ingersoll and Mr. Sanford are principals of Cerberus Capital Management, L.P. (“Cerberus”) which owns 100% of the Company. As Cerberus executives, Mr. Galbato, Mr. Ingersoll and Mr. Sanford are not paid by the Company for their services as directors or members of the committees.

(3)	Mr. Krivo and Mr. Von Thaer, as Chief Executive Officer and former Chief Executive Officer, were not paid by the Company for their service as directors.

(4)	Mr. Fennebresque served as a director until July 26, 2017.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
All of DynCorp International Inc.'s issued and outstanding common stock is owned by the Company, and all of the Company's issued and outstanding common stock is owned by our parent, Holdings. The following table sets forth information regarding the beneficial ownership of Holdings' common stock as of March 13, 2018 by (i) each person known to beneficially own more than 5% of the common stock of Holdings, (ii) each of our named executive officers, (iii) each member of our Board of Directors and (iv) all of our executive officers and members of our Board of Directors as a group. At March 13, 2018, there were approximately 100 shares of common stock of Holdings outstanding.
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
The persons named in the table below have sole voting and investment power with respect to all shares of common stock.

Name and Address of Beneficial Owner	Class A Common Stock	Percent of Class
5% Beneficial Owners:
Cerberus Capital Management, L.P. (1)	100	100%

Directors and Named Executive Officers:
James E. Geisler	—	—
Chan Galbato	—	—
General Michael Hagee (USMC Ret.)	—	—
Brett Ingersoll	—	—
General John Tilelli (USA Ret.)	—	—
Michael Sanford	—	—
Lee Van Arsdale	—	—
George C. Krivo	—	—
William T. Kansky	—	—
Randall J. Bockenstedt	—	—
John A. Gastright	—	—
Gregory S. Nixon	—	—

All Directors and Executive Officers as a Group (12 persons)	—	—

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Transactions with Related Persons
Since December 31, 2016, we have entered into certain transactions, summarized below, that exceeded $120,000 in amount and in which our related persons in general, our directors, executive officers and their immediate family members - had or would have a direct or indirect material interest.
Under the COAC Agreement between the Company and Cerberus, established at the time the Company was acquired by affiliates of Cerberus, we pay Cerberus consulting fees to provide us with reasonably requested business advisory services. We have four directors who are Cerberus employees: Messrs. Geisler, Galbato, Ingersoll and Sanford. During calendar year 2017, we had two executives who were COAC employees and were seconded to us until October 31, 2017: (i) our current Chief Executive Officer and member of the Company's board of directors (who until July 14, 2017 served as our Senior Vice President and Chief Operating Officer); and (ii) our Senior Vice President, Chief Administrative Officer, Chief Legal Officer and Corporate Secretary. Effective November 1, 2017, our two previously seconded executives became full-time employees of the Company. The Company incurred a total of $4.0 million, $5.8 million and $8.1 million, in consulting fees under the COAC Agreement for the years ended December 31, 2017, December 31, 2016 and December 31, 2015, respectively and that are described in more detail under "Executive Compensation." For additional information on the COAC Agreement, see Note 12 to the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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
General John Tilelli (USA Ret.)
General Michael Hagee (USMC Ret.)
Lee Van Arsdale

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The following table presents the fees billed by Deloitte & Touche LLP, our independent auditors, for calendar year 2017 and calendar year 2016 for audit, audit-related, tax and other services.

Deloitte & Touche LLP	Calendar Year 2017	Calendar Year 2016
Audit Fees (1)	$2,205,079	$2,357,831
Audit-Related Fees (2)	158,807	28,747
Tax Fees (3)	38,026	64,733
All Other Fees (4)	5,330	7,352

(1)	Audit fees principally include fees for services related to the annual audit of the consolidated financial statements, reviews of our interim quarterly financial statements and other filings.

(2)
Audit-related fees principally include fees related to statutory audits and certain audit related procedures incurred in connection with the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).

(3)
Tax fees include domestic tax advisory services related to state and local taxes and international tax advisory services principally related to international tax return preparation and employment tax matters.

(4)	All other fees consists of subscription fees billed for the Deloitte Accounting Research Tool in calendar year 2017 and 2016.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(1) Financial Statements: The following consolidated financial statements and schedules of the Company are included in this report:
Delta Tucker Holdings, Inc.

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Statements of Operations for the years ended December 31, 2017, December 31, 2016 and December 31, 2015.

•	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2017, December 31, 2016 and December 31, 2015.

•	Consolidated Balance Sheets as of December 31, 2017 and December 31, 2016.

•	Consolidated Statements of Cash Flows for the years ended December 31, 2017, December 31, 2016 and December 31, 2015.

•	Consolidated Statements of Deficit for the years ended December 31, 2017, December 31, 2016 and December 31, 2015.

•	Notes to the Consolidated Financial Statements of Delta Tucker Holdings, Inc.
(2) Financial Statement Schedules:

•	Schedule I - Condensed Financial Information of Registrant.

•	Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2017, December 31, 2016 and December 31, 2015.
(3) Exhibits: The exhibits, which are filed with this Annual Report on Form 10-K or which are incorporated herein are set forth in the Exhibit Index.

Exhibit No.	Description
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

10.32*	Employment Agreement, dated as of November 1, 2017, by and between DynCorp International, LLC and George Krivo.
10.33*	Employment Agreement, dated as of November 1, 2017, by and between DynCorp International, LLC and Gregory S. Nixon
21.1*	List of subsidiaries of Delta Tucker Holdings, Inc.
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

DELTA TUCKER HOLDINGS, INC.

/s/ George C. Krivo
George C. Krivo
Chief Executive Officer

Date:	March 21, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George C. Krivo	Chief Executive Officer and Director (Principal Executive Officer)	March 21, 2018
George C. Krivo

/s/ William T. Kansky	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 21, 2018
William T. Kansky

/s/ James E. Geisler	Non-executive Chairman of the Board of Directors	March 21, 2018
James E. Geisler

/s/ Chan Galbato	Director	March 21, 2018
Chan Galbato

/s/ General Michael Hagee	Director	March 21, 2018
General Michael Hagee (USMC Ret.)

/s/ Brett Ingersoll	Director	March 21, 2018
Brett Ingersoll

/s/ General John Tilelli	Director	March 21, 2018
General John Tilelli (USA Ret.)

/s/ Michael Sanford	Director	March 21, 2018
Michael Sanford

/s/ Lee Van Arsdale	Director	March 21, 2018
Lee Van Arsdale