Form 10-Q
period 2018-03-31
Delta Tucker Holdings, Inc.
filed 2018-05-14
CIK 1514226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☑
As of May 14, 2018, the registrant had 100 shares of its Class A common stock outstanding.

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

•
changes in the demand for services that we provide or work awarded under our contracts, including without limitation, the Logistics Civil Augmentation Program IV ("LOGCAP IV") and Afghanistan Life Support Services ("ALiSS") contract;

•	the outcome of future extensions on awarded contracts and the outcomes of recompetes on existing programs;

•	changes in the demand for services provided by our joint venture partners;

•	changes due to pursuit of new commercial business in the U.S. and abroad;

•	activities of competitors and the outcome of bid protests;

•	changes in significant operating expenses;

•	impact of lower than expected win rates for new business;

•	general political, economic, regulatory and business conditions in the U.S. or in other countries in which we operate;

•	acts of war or terrorist activities, including cyber security threats;

•	variations in performance of financial markets;

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

•	changes in our tax provisions or exposure to additional income tax liabilities that could affect our profitability and cash flows;

•	uncertainty created by management turnover or other restructuring activities;

•	termination or modification of key subcontractor performance or delivery;

•	the ability to receive timely payments from prime contractors where we act as a subcontractor; and

•
statements covering our business strategy, including those described in "Item 1A. Risk Factors" in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission ("SEC") on March 21, 2018 and other risks detailed from time to time in our reports filed with SEC.

Accordingly, such forward-looking statements do not purport to be predictions of future events or circumstances and therefore, there can be no assurance that any forward-looking statements contained herein will prove to be accurate. We assume no obligation to update the forward-looking statements.

Calendar Year
Beginning with the first quarter of calendar year 2018 and for all periods subsequent, we report the results of our operations as of the calendar end of each quarter and year end. Previously we reported quarterly as of the last Friday of a calendar quarter, except the fourth quarter of the fiscal year, which ends on December 31.
Included in this Quarterly Report are our unaudited condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2018 and March 31, 2017, the related statements of deficit and cash flows for the three months ended March 31, 2018 and March 31, 2017 and the unaudited condensed consolidated balance sheets as of March 31, 2018 and December 31, 2017.

PART I. FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS.

Delta Tucker Holdings, Inc.
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended
(Amounts in thousands)	March 31, 2018	March 31, 2017
Revenue	$534,293	$459,872
Cost of services	(465,423)	(399,477)
Selling, general and administrative expenses	(25,359)	(31,719)
Depreciation and amortization expense	(6,057)	(8,555)
Earnings from equity method investees	47	43
Operating income	37,501	20,164
Interest expense	(16,988)	(18,715)
Loss on early extinguishment of debt	(239)	—
Interest income	525	5
Other income, net	649	1,373
Income before income taxes	21,448	2,827
Provision for income taxes	(4,744)	(3,039)
Net income (loss)	16,704	(212)
Noncontrolling interests	(296)	(275)
Net income (loss) attributable to Delta Tucker Holdings, Inc.	$16,408	$(487)
See notes to unaudited condensed consolidated financial statements

Delta Tucker Holdings, Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended
(Amounts in thousands)	March 31, 2018	March 31, 2017
Net income (loss)	$16,704	$(212)
Other comprehensive income, net of tax:
Foreign currency translation adjustment	1	12
Other comprehensive income, before tax	1	12
Income tax expense related to items of other comprehensive income	—	(4)
Other comprehensive income	1	8
Comprehensive income (loss)	16,705	(204)
Comprehensive income (loss) attributable to noncontrolling interests	(296)	(275)
Comprehensive income (loss) attributable to Delta Tucker Holdings, Inc.	$16,409	$(479)

See notes to unaudited condensed consolidated financial statements

Delta Tucker Holdings, Inc.
Unaudited Condensed Consolidated Balance Sheets

	As Of
(Amounts in thousands, except share data)	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$117,523	$168,250
Accounts receivable, net of allowances of $9,417 and $10,142, respectively	119,398	352,550
Contract assets	200,940	—
Prepaid expenses and other current assets	43,098	52,542
Total current assets	480,959	573,342
Property and equipment, net	22,981	23,568
Goodwill	42,093	42,093
Tradenames, net	28,536	28,536
Other intangibles, net	49,301	55,302
Long-term deferred taxes	677	369
Other assets, net	11,322	12,507
Total assets	$635,869	$735,717
LIABILITIES
Current liabilities:
Current portion of long-term debt, net	$—	$53,652
Accounts payable	79,441	109,396
Accrued payroll and employee costs	91,394	105,391
Contract liabilities	12,956	—
Accrued liabilities	65,585	98,684
Income taxes payable	18,574	18,401
Total current liabilities	267,950	385,524
Long-term debt, net	530,575	527,039
Other long-term liabilities	12,069	13,081
Total liabilities	810,594	925,644
DEFICIT
Common stock, $0.01 par value – 1,000 shares authorized and 100 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	—	—
Additional paid-in capital	596,573	596,393
Accumulated deficit	(776,377)	(791,445)
Accumulated other comprehensive loss	(403)	(404)
Total deficit attributable to Delta Tucker Holdings, Inc.	(180,207)	(195,456)
Noncontrolling interests	5,482	5,529
Total deficit	(174,725)	(189,927)
Total liabilities and deficit	$635,869	$735,717
See notes to unaudited condensed consolidated financial statements

Delta Tucker Holdings, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended
(Amounts in thousands)	March 31, 2018	March 31, 2017
Cash flows from operating activities
Net income (loss)	$16,704	$(212)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,820	8,898
Loss on early extinguishment of debt	239	—
Amortization of deferred loan costs and original issue discount	1,336	1,341
Allowance for losses on accounts receivable and other noncash gains or losses	(560)	—
Earnings from equity method investees	(47)	(43)
Distributions from equity method investees	—	222
Deferred income taxes	(308)	460
Other and paid in kind interest	2,983	38
Changes in assets and liabilities:
Accounts receivable and contract assets	31,432	(5,747)
Prepaid expenses and other current assets	9,379	(1,843)
Accounts payable, accrued liabilities and contract liabilities	(60,058)	(20,054)
Income taxes payable	129	1,892
Net cash provided by (used in) operating activities	8,049	(15,048)
Cash flows from investing activities
Purchase of property and equipment	(4,852)	(1,757)
Proceeds from sale of property and equipment	12	370
Purchase of software	(32)	(26)
Return of capital from equity method investees	1,450	1,269
Contributions to equity method investees	(200)	(900)
Net cash used in investing activities	(3,622)	(1,044)
Cash flows from financing activities
Payments on new senior credit facility	(54,943)	—
Equity contribution from affiliates of Cerberus	100	100
Payment of dividends to noncontrolling interests	(311)	(179)
Net cash used in financing activities	(55,154)	(79)
Net decrease in cash, cash equivalents and restricted cash	(50,727)	(16,171)
Cash, cash equivalents and restricted cash, beginning of period	168,250	125,882
Cash, cash equivalents and restricted cash, end of period	$117,523	$109,711

Income taxes paid, net of receipts	$4,887	$775
Interest paid	$23,388	$26,115
See notes to unaudited condensed consolidated financial statements

Delta Tucker Holdings, Inc.
Unaudited Condensed Consolidated Statements of Deficit

(Amounts in thousands)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Deficit Attributable to Delta Tucker Holdings, Inc.	Noncontrolling Interest	Total Deficit
Balance at December 31, 2016	—	$—	$555,163	$(822,045)	$(510)	$(267,392)	$5,455	$(261,937)
Share based compensation, net	—	—	11	—	—	11	—	11
Comprehensive loss attributable to Delta Tucker Holdings, Inc.	—	—	—	(487)	8	(479)	275	(204)
Capital contribution	—	—	100	—	—	100	—	100
DIFZ financing, net of tax	—	—	(72)	—	—	(72)	—	(72)
Dividends declared to noncontrolling interests	—	—	—	—	—	—	(270)	(270)
Balance at March 31, 2017	—	$—	$555,202	$(822,532)	$(502)	$(267,832)	$5,460	$(262,372)

(Amounts in thousands)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Deficit Attributable to Delta Tucker Holdings, Inc.	Noncontrolling Interest	Total Deficit
Balance at December 31, 2017	—	$—	$596,393	$(791,445)	$(404)	$(195,456)	$5,529	$(189,927)
Adjustment due to adoption of ASC 606	—	—	—	(1,340)	—	(1,340)	—	(1,340)
Share based compensation, net	—	—	56	—	—	56	—	56
Comprehensive income attributable to Delta Tucker Holdings, Inc.	—	—	—	16,408	1	16,409	296	16,705
Capital contribution	—	—	100	—	—	100	—	100
DIFZ financing, net of tax	—	—	24	—	—	24	—	24
Dividends declared to noncontrolling interests	—	—	—	—	—	—	(343)	(343)
Balance at March 31, 2018	—	$—	$596,573	$(776,377)	$(403)	$(180,207)	$5,482	$(174,725)
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
Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, we believe that all disclosures are adequate and do not make the information presented misleading. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
In the opinion of management, normal recurring adjustments necessary to fairly present our financial position as of March 31, 2018 and December 31, 2017, the results of operations, statements of comprehensive income (loss), statements of deficit and cash flows for the three months ended March 31, 2018 and March 31, 2017 have been included. The results of operations, statements of comprehensive income (loss), statements of deficit and cash flows for the three months ended March 31, 2018 and March 31, 2017 are not necessarily indicative of the results to be expected for the full calendar year or for any future periods. We use estimates and assumptions required for preparation of the financial statements. The estimates are primarily based on historical experience and business knowledge and are revised as circumstances change. Our actual results may differ from these estimates. The unaudited condensed consolidated financial statements include the accounts of both our domestic and foreign subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
Use of Estimates
Revenue Recognition and Cost Estimation on Long-Term Contracts
General - We are predominantly a services provider and only include products or systems when necessary for the execution of the service arrangement. As such, systems, equipment or materials are not generally separable from the services we provide. Revenue is recognized for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance, and collectability is probable. Our contracts are primarily with U.S. government customers and are generally structured under the following contract types: (i) fixed-price; (ii) time-and-materials; and (iii) cost-reimbursement contracts. In a fixed-price contract, the price is generally not subject to adjustment based on costs incurred and may include firm fixed-price, fixed-price with economic adjustment, and fixed-price incentive elements. Time-and-materials contracts provide for acquiring supplies or services on the basis of direct labor hours at fixed hourly/daily rates plus materials at cost. Cost-reimbursement contracts provide for payment for allowable incurred costs, to the extent prescribed in the contract, plus a fixed-fee, award-fee, incentive-fee or a combination thereof. We apply the appropriate guidance consistently to all contracts.
Our contracts contain promises to provide distinct goods or services to the customer which represent performance obligations and is the unit of account under ASU 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASC 606"). To determine the proper revenue recognition method, consideration is given as to whether a single contract should be accounted for as more than one performance obligation or whether two or more contracts should be combined and accounted for as one single contract. For most of our contracts, the customer contracts with us to provide a significant service of integrating a complex set of tasks and deliverables into a single service solution. Hence, the entire contract is accounted for as one performance obligation. Less commonly, however, we may promise to provide distinct goods or services within a contract in which case we separate the contract into more than one performance obligation. If a contract has multiple performance obligations, the contract’s transaction price is allocated based on the estimated relative standalone selling prices of the promised goods or services underlying each performance. The primary method used to estimate standalone selling price is the expected cost plus a margin approach. In instances where a performance obligation does not have an observable standalone selling price, we select an estimation method that maximizes the use of observable inputs.
Major factors we consider in determining total estimated revenue and cost include the base contract price, contract options, change orders (modifications of the original contract), back charges and claims, and contract provisions for penalties, award fees and performance incentives. All of these factors and other less significant contract provisions are evaluated throughout the life of our contracts when estimating transaction price. We inherently have risks related to our estimates with long-term contracts. Actual amounts could materially differ from these estimates. We believe the following are the risks associated with our estimation process: (i) assumptions are uncertain and inherently judgmental at the time of the estimate; (ii) use of reasonably different assumptions could have changed our estimates, particularly with respect to estimates of contract revenues, costs and recoverability of assets; and (iii) changes in estimates could have material effects on our financial condition or results of operations. The impact of any one of these factors could contribute to a material cumulative adjustment.
Our revenues are primarily derived from long-term contracts and programs with a base period and multiple option periods for services provided to the U.S. federal government. We recognize revenue over time and our contracts typically have one year base periods and multiple one year option periods. The option periods are considered separate purchase obligations from the base period. Generally, the terms and conditions of the contracts result in a continuous transfer of control over the relevant goods and services. As a result of control transferring over time, revenue is recognized based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. We generally use a cost-to-cost measure of progress for our contracts because it best depicts the transfer of assets to the customer which occurs as we incur costs on our contracts. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenues, including estimated fees or profits, are recorded proportionally as costs are incurred. Costs to fulfill include labor, materials and subcontractors’ costs, other direct costs and an allocation of indirect costs. In certain instances, we may recognize revenue at the point in time at which control is transferred to the customer using an output method based on units produced or delivered.
We consider the unfunded portions of a contract and award and incentive fees to be variable consideration. Some of our long-term contracts with the U.S. government are only partially funded at inception as a result of the U.S. government’s annual budget and appropriations process. The unfunded portion of a contract is included in the estimated transaction price to the extent it is probable that the unfunded portion of the contract will become funded. We consider the following factors in determining the likelihood that the unfunded portion of the contract would not result in a significant revenue reversal: (i) period of time before contract funding is expected; (ii) history of receiving funding in similar situations; and (iii) communication from the customer that funding will be obtained. Award and incentive fees are generally awarded upon achievement of specified performance objectives, milestones, or cost targets and are considered variable consideration. We do not consider the mere existence of potential award or incentive fees as presumptive evidence that award or incentive fees are to be included in determining total transaction price. We include award or incentive fees in the estimated transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. These estimates are based largely on an assessment of our anticipated performance, historical award experience, and information that is reasonably available to us.
Pre-contract costs are costs incurred to fulfill a contract in anticipation of a contract award. Pre-contract costs such as those specifically chargeable to a customer and probable of recovery under a specific anticipated contract would be capitalized. All other pre-contract costs, including start-up costs, would be expensed as incurred.
Management regularly reviews project profitability and underlying estimates, including total cost to complete a project. For each project, estimates for total project costs are based on such factors as a project's contractual requirements and management's assessment of current and future pricing, economic conditions, political conditions and site conditions. Estimates can be impacted by such factors as additional requirements from our customers, a change in labor markets impacting the availability or cost of a skilled workforce, regulatory changes both domestically and internationally, political unrest or security issues at project locations. Revisions to estimates are reflected in our consolidated results of operations as changes in accounting estimates in the periods in which the facts that give rise to the revisions become known by management. We believe long-term contracts, contracts in a loss position, contracts with material award fees, and contract modifications drive the significant changes in estimates in our contracts.
The preparation of the financial statements requires us to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. Our estimates and assumptions are reviewed periodically, and the effects of changes, if any, are reflected in the consolidated statements of operations in the period that they are determined. The majority of our contracts are accounted for under series guidance, as the performance obligation represents a series of distinct goods and services where each day of the promised service is a distinct obligation, and the effects of changes in contract estimates related to certain types of contracts accounted for using an input method measure of progress, such as cost-to-cost, are recognized prospectively. Changes in these estimates can occur over the life of a contract for a variety of reasons, including changes in scope, estimated incentive or award fees, cost estimates, level of effort and/or other assumptions impacting revenue or cost to perform a contract. Changes in contract estimates related to past performance are recognized in the period in which such changes are made for the inception to date effect of the changes.
The gross favorable and unfavorable adjustments to income before income taxes below reflect changes in contract estimates during each reporting period, excluding new or completed contracts where no comparative estimates exist between reporting periods. Amounts during the three months ended March 31, 2017 and March 31, 2018 are presented under ASC 605, due to the adoption of ASC 606 on January 1, 2018 using the modified retrospective method.

	Three Months Ended
(Amounts in millions)	March 31, 2018	March 31, 2017
Gross favorable adjustments	$6.9	$9.3
Gross unfavorable adjustments	(1.2)	(1.2)
Net adjustments	$5.7	$8.1
Contract Assets
Contract assets primarily consist of unbilled receivables which represent rights to consideration for work completed but not billed as of the reporting date. Due to the adoption of ASC 606, amounts previously presented as unbilled receivables in Accounts receivable, net of allowances, for the year ended December 31, 2017 of $191.8 million, have prospectively been presented as Contract assets within the Company’s consolidated balance sheets.
Contract Liabilities
Contract liabilities represent advanced payments, billings in excess of costs and earnings, and deferred revenue amounts. These amounts are recognized as revenue once the performance progress has occurred. Contract assets and liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. Advance payments and billings in excess of revenue as current, and deferred revenue as current or noncurrent based on the timing of when revenue is expected to be recognized. Due to the adoption of ASC 606, amounts received from customers in excess of revenue recognized previously presented within customer liabilities in Total accrued liabilities, for the year ended December 31, 2017 of $9.2 million, have prospectively been presented as Contract liabilities within the Company’s consolidated balance sheets.
Accounting Policies
There have been no material changes to our significant accounting policies from those described in our Annual Report on Form 10-K for the year ended December 31, 2017, except as described below.
Recently Adopted Accounting Standards
In November 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-18 clarifies the guidance on the cash flow classification and presentation of changes in restricted cash or restricted cash equivalents. The Company elected to adopt ASU 2016-18 during the fourth quarter of calendar year 2017 and therefore, amounts generally described as restricted cash or restricted cash equivalents are now included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flow. The Company recasted its statement of cash flows for the three months ended March 31, 2017.
Our statement of cash flows explains the change in the total of cash, cash equivalents, and restricted cash. The following table provides a reconciliation of cash and cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of such amounts in the consolidated statements of cash flows:

Three Months Ended
(Amounts in thousands)	March 31, 2017
Beginning of period
Cash and cash equivalents	$118,218
Restricted cash	7,664
Total cash, cash equivalents and restricted cash, beginning of period	125,882

End of period
Cash and cash equivalents	107,207
Restricted cash	2,504
Total cash, cash equivalents and restricted cash, end of period	109,711

Net increase (decrease) in cash, cash equivalents and restricted cash	$(16,171)
The following table illustrates changes in the Company's Condensed Consolidated Statements of Cash Flows as reported and as previously reported prior to the adoption of ASU 2016-18 in the fourth quarter of calendar year 2017:

	Three Months Ended
	March 31, 2017
	As Reported	As Previously Reported
(Amounts in thousands)
Net cash used in operating activities	$(15,048)	$(15,048)
Net cash (used in) provided by investing activities	(1,044)	4,116
Net cash used in financing activities	(79)	(79)
Net decrease in cash, cash equivalents and restricted cash (1)	(16,171)	(11,011)
Cash, cash equivalents and restricted cash, beginning of period (1)	125,882	118,218
Cash, cash equivalents and restricted cash, end of period (1)	109,711	107,207
(1) Amounts in the As Reported column include cash, cash equivalents and restricted cash as required upon the adoption of ASU 2016-18. Amounts in the As Previously Reported column reflects only cash and cash equivalents.
In May 2014, the FASB issued ASC 606, which replaces numerous requirements in U.S. GAAP, including industry-specific requirements, and provides companies with a single revenue recognition model for recognizing revenue from contracts with customers. We adopted ASC 606, Revenue from Contracts with Customers, as of January 1, 2018 using the modified retrospective approach only on contracts not completed at the date of initial application with the cumulative effect of adoption recorded as an adjustment to the opening balance of equity as of that date without restatement of comparative periods. See this Note and Note 2 for the required disclosures related to the impact of adopting this standard and a discussion of the Company's updated policies related to revenue recognition.
Recently Issued Accounting Developments
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
In February 2018, the FASB issued ASU No. 2018-02, Reporting Comprehensive Income - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income to help businesses and other organizations present some effects from the Tax Act’s reduction in the corporate tax rate in their income statements. ASU 2018-02 gives the option of reclassifying what are called the “stranded” tax effects within accumulated other comprehensive income (loss) to retained earnings (deficit) during each fiscal year or quarter in which the effect of the lower tax rate is recorded. ASU 2018-02 instructs businesses and other organizations to provide a disclosure in their financial statement footnotes that describes the accounting policy they used to release the income tax effects from accumulated other comprehensive income (loss), whether they are reclassifying the stranded income tax effects from the Tax Act, and information about the other effects on taxes from the reclassification. The update is effective for fiscal years beginning after December 15, 2018, and the interim periods in those years, and early adoption is permitted. We are currently evaluating the potential effects of the adoption of ASU 2018-02 on our consolidated financial statements.
Other accounting standards updates effective after March 31, 2018 are not expected to have a material effect on our consolidated financial position or results of operations and cash flows for the period ended March 31, 2018.

Note 2 — Revenue Recognition
In May 2014, the FASB issued ASC 606, Revenue from Contracts with Customers, which replaces numerous requirements in U.S. GAAP, including industry-specific requirements, and provides companies with a single revenue recognition model for recognizing revenue from contracts with customers. The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. We adopted ASC 606, as of January 1, 2018 using the modified retrospective approach with the cumulative effect of adoption recorded as an adjustment to the opening balance of equity as of that date without restatement of comparative periods.
The impacts related to the adoption of ASC 606 on our portfolio of contracts primarily relate to the units of account and methods used to measure of progress toward satisfaction of a performance obligation. Previously, certain of our contracts that included multiple promises related to the transfer of goods or services to the customer were combined or segmented based on profit center and the requisite revenue was recognized by profit center using the percentage-of-completion method or completed-contract method. We now evaluate all promises in an arrangement to determine if they represent one or more distinct performance obligations. The adoption of ASC 606 will not change the total revenue or operating earnings recognized under these contracts, only the timing of when those amounts are recognized.
Nature of Goods and Services
The Company generally derives revenue from long-term, service-based contracts and programs for commercial, government, and military customers. Our contracts typically fall into the following two categories with the first representing substantially all of our revenue: (i) federal government contracts and (ii) other contracts.
Federal Government Contracts - Contracts with the U.S. federal government, primarily to the Department of Defense (“DoD”) and the Department of State (“DoS”), contemplate the provision of services related to aviation solutions, construction management, base and logistics operations, intelligence training, and operations and linguistics support. Certain contracts are structured using an IDIQ vehicle awarded to multiple contractors. However, many IDIQ vehicles permit the customer to direct work to a particular contractor. When a customer wishes to order services under an IDIQ contract, the customer issues a task order request for proposal to the contract awardees and task orders are awarded under a best-value approach. The task orders awarded may be fixed-priced, time-and-materials, or cost-reimbursement contracts.
The Company generally performs over a base period with multiple option periods. The U.S. government is not obligated to exercise options under a contract after the base period. At the time of completion of the contract term of a U.S. government contract, the contract may be re-competed to the extent the service is still required. Historically, the Company has received additional revenue through increases in program scope beyond that of the original contract and “over and above” requests derived from changes in customer requests. For most of our contracts, we provide a significant service of integrating equipment, materials, and services into a single project which is accounted for as one performance obligation. In certain instances, we also provide a stand-ready service in the case where the Company responds to the customer’s needs on the basis of its demand.
For contracts with multiple performance obligations, the contract’s transaction price is allocated to each performance obligation using the best estimate of the standalone selling price for each distinct good or service. Where a series of distinct services has been identified, the Company generally allocates variable consideration to distinct time increments of service (e.g. hours, days, etc.). Where the variable consideration is not directly tied to the base pricing structure of the contract (e.g. cost incurrence), the Company allocates variable consideration to a subset of services within a period (e.g. evaluation periods for awards/incentives).
Revenues are recognized over time upon contract specifications. The method utilized to measure performance progress reflects the best depiction of control to the customer. If control is transferred over time, revenue is recognized over time using the cost-to-cost-method to measure performance progress.
Typical payment terms for U.S. federal government contracts are in accordance with agreed-upon contractual terms, either at periodic intervals (e.g., biweekly or monthly) or upon achievement of contractual milestones. In most instances, the customer generally pays the Company for actual costs incurred within a short period of time. In certain cases, the Company receives interim payments as work progresses or an advance payment. The Company recognizes a liability for advance payments in excess of revenue recognized which is included in contract liabilities on the balance sheet. The advance payment typically is not considered a significant financing component because it is used to meet working capital demands that can be higher in the early stages of a contract.
Other Contracts - Contracts with non-federal government customers are predominantly service arrangements which may involve various combinations related to the provision of services, delivery of equipment and materials, grant licenses and other rights, or take certain actions. For most of our contracts, we provide a significant service of integrating equipment, materials, or other services into a single project which is accounted for as one performance obligation. In certain instances, we also provide a stand-ready service in the case where the Company responds to the customer’s needs on the basis of its demand.

In determining transaction price, the Company considers the unfunded portions of a contract and award and incentive fees to be variable consideration which is estimated using the best estimate of consideration to which the Company expects to be entitled per the terms and conditions of the contract at inception and reassessed quarterly. For contracts with multiple performance obligations, the contract’s transaction price is allocated to each performance obligation using the best estimate of the standalone selling price for each distinct good or service. Where a series of distinct services has been identified, the Company generally allocates variable consideration to distinct time increments of service (e.g. hours, days, etc.). Where the variable consideration is not directly tied to the base pricing structure of the contract (e.g. cost incurrence), the Company allocates variable consideration to a subset of services within a period (e.g. evaluation periods for awards/incentives).
Revenue is recognized over time upon contract specifications. The method utilized to measure performance progress reflects the best depiction of control to the customer. If consideration is considered fixed, revenue is recognized over time using the cost-to-cost-method to measure performance progress. If consideration is considered variable, revenue is recognized as performance occurs. In instances where the contract structure is time-and-materials, the Company may utilize the practical expedient allowing the recognition of revenue in the amount at which the Company invoices as the invoiced amounts correspond directly with the value provided to the customer and to which it is entitled to payment for performance to date. The Company is electing the practical expedient on not disclosing remaining performance obligations as the Company's performance obligations have an original expected duration of one year or less.
Typical payment terms for non-federal government contracts are in accordance with agreed-upon contractual terms, either at periodic intervals (e.g., biweekly or monthly) or upon achievement of contractual milestones. In certain cases, the Company receives interim payments as work progresses or an advance payment. The Company recognizes a liability for advance payments in excess of revenue recognized which is included in contract liabilities on the balance sheet. The advance payment typically is not considered a significant financing component because it is used to meet working capital demands that can be higher in the early stages of a contract.
Disaggregation of Revenue
The following table represents revenues disaggregated by product versus service, customer-type, and pricing structure and includes a reconciliation of the disaggregated revenue with reportable segments:

	Under ASC 606
	Three months ended March 31, 2018
(Amounts in thousands)	DynAviation	DynLogistics	Headquarters / Other	Total
Customer
DOD	$241,975	$183,649	$—	$425,624
DOS	58,495	31,914	—	90,409
Other	16,762	1,961	(463)	18,260
Total revenue	$317,232	$217,524	$(463)	$534,293

Contract Type
Fixed-Price	$143,407	$80,766	$(194)	$223,979
Time-and-Materials	20,487	1,157	(19)	21,625
Cost-Reimbursement	153,338	135,601	(250)	288,689
Total revenue	$317,232	$217,524	$(463)	$534,293

Financial Statement Impact of Adopting ASC 606
The Company adopted ASC 606 using the modified retrospective method and we recorded a net increase to opening accumulated deficit of $1.3 million as of January 1, 2018 due to the cumulative impact of adopting ASC 606. Additionally, amounts previously presented as unbilled receivables in Accounts receivable, net of allowances, for the year ended December 31, 2017, have prospectively been presented as Contract assets and amounts received from customers in excess of revenue recognized previously presented within customer liabilities in Total accrued liabilities for the year ended December 31, 2017, have prospectively been presented as Contract liabilities within the Company's consolidated balance sheets. As a result of applying the modified retrospective method to adopt the new revenue guidance, the following adjustments were made to accounts on the condensed consolidated balance sheet as of January 1, 2018:

	As reported	Adjustments			Adjusted
(Amounts in thousands)	December 31, 2017	Contract Assets	Contract Liabilities	Accumulated Deficit	January 1, 2018
Current assets:
Cash and cash equivalents	$168,250	$—	$—	$—	$168,250
Accounts receivable, net of allowance of $10,142	352,550	(191,780)	—	—	160,770
Contract assets	—	191,780	—	(1,340)	190,440
Prepaid expenses and other current assets	52,542	—	—	—	52,542
Total current assets	573,342	—	—	(1,340)	572,002
Property and equipment, net	23,568	—	—	—	23,568
Goodwill	42,093	—	—	—	42,093
Tradenames, net	28,536	—	—	—	28,536
Other intangibles, net	55,302	—	—	—	55,302
Long-term deferred taxes	369	—	—	—	369
Other assets, net	12,507	—	—	—	12,507
Total assets	$735,717	$—	$—	$(1,340)	$734,377

Current liabilities:
Current portion of long-term debt, net	$53,652	$—	$—	$—	$53,652
Accounts payable	109,396	—	—	—	109,396
Accrued payroll and employee costs	105,391	—	—	—	105,391
Contract liabilities	—	—	9,164	—	9,164
Accrued liabilities	98,684	—	(9,164)	—	89,520
Income taxes payable	18,401	—	—	—	18,401
Total current liabilities	385,524	—	—	—	385,524
Long-term debt, net	527,039	—	—	—	527,039
Other long-term liabilities	13,081	—	—	—	13,081
Total liabilities	925,644	—	—	—	925,644

Common stock, $0.01 par value – 1,000 shares authorized and 100 shares issued and outstanding at December 31, 2017	—	—	—	—	—
Additional paid-in capital	596,393	—	—	—	596,393
Accumulated deficit	(791,445)	—	—	(1,340)	(792,785)
Accumulated other comprehensive loss	(404)	—	—	—	(404)
Total deficit attributable to Delta Tucker Holdings, Inc.	(195,456)	—	—	(1,340)	(196,796)
Noncontrolling interests	5,529	—	—	—	5,529
Total deficit	(189,927)	—	—	(1,340)	(191,267)
Total liabilities and deficit	$735,717	$—	$—	$(1,340)	$734,377

Impact of New Revenue Guidance on Financial Statement Line Items
The following tables compare the reported condensed consolidated statement of operations, comprehensive income and cash flows for the three months ended March 31, 2018 and the condensed consolidated balance sheet as of March 31, 2018, to the pro-forma amounts had the previous guidance been in effect.
Consolidated Statements of Operations

	Three months ended March 31, 2018
(Amounts in thousands)	As reported	Pro forma as if the previous accounting guidance was in effect
Revenue	$534,293	$535,374
Cost of services	(465,423)	(465,418)
Selling, general and administrative expenses	(25,359)	(25,359)
Depreciation and amortization expense	(6,057)	(6,057)
Earnings from equity method investees	47	47
Operating income	37,501	38,587
Interest expense	(16,988)	(16,988)
Loss on early extinguishment of debt	(239)	(239)
Interest income	525	525
Other income, net	649	649
Income before income taxes	21,448	22,534
Provision for income taxes	(4,744)	(5,007)
Net income	16,704	17,527
Noncontrolling interests	(296)	(296)
Net income attributable to Delta Tucker Holdings, Inc.	$16,408	$17,231
The following summarizes the significant changes on the Company's condensed consolidated statement of operations for the three months ended March 31, 2018 as a result of the adoption of ASC 606 on January 1, 2018 compared to if the Company had continued to recognize revenues under ASC 605. The effect of the change was primarily driven by the change in period of performance of our contracts under ASC 605 as compared to ASC 606 and the impact of timing of recognition on variable consideration on certain contracts. The remaining impacts were not material.

Consolidated Statements of Comprehensive Income

	Three months ended March 31, 2018
(Amounts in thousands)	As reported	Pro forma as if the previous accounting guidance was in effect
Net income	$16,704	$17,527
Other comprehensive income, net of tax:
Foreign currency translation adjustment	1	1
Other comprehensive income	1	1
Comprehensive income	16,705	17,528
Comprehensive income attributable to noncontrolling interests	(296)	(296)
Comprehensive income attributable to Delta Tucker Holdings, Inc.	$16,409	$17,232
The Company's statements of comprehensive income were only impacted by the change in net income due to the adoption of ASC 606.

Consolidated Balance Sheets

	As of March 31, 2018
(Amounts in thousands)	As reported	Pro forma as if the previous accounting guidance was in effect
Current assets:
Cash and cash equivalents	$117,523	$117,523
Accounts receivable, net of allowances of $9,417	119,398	318,464
Contract assets	200,940	—
Prepaid expenses and other current assets	43,098	43,098
Total current assets	480,959	479,085
Property and equipment, net	22,981	22,981
Goodwill	42,093	42,093
Tradenames, net	28,536	28,536
Other intangibles, net	49,301	49,301
Long-term deferred taxes	677	677
Other assets, net	11,322	11,322
Total assets	$635,869	$633,995

Current liabilities:
Accounts payable	$79,441	$79,441
Accrued payroll and employee costs	91,394	91,394
Contract liabilities	12,956	—
Accrued liabilities	65,585	74,240
Income taxes payable	18,574	18,837
Total current liabilities	267,950	263,912
Long-term debt, net	530,575	530,575
Other long-term liabilities	12,069	12,069
Total liabilities	810,594	806,556

Common stock, $0.01 par value – 1,000 shares authorized and 100 shares issued and outstanding at March 31, 2018	—	—
Additional paid-in capital	596,573	596,573
Accumulated deficit	(776,377)	(774,213)
Accumulated other comprehensive loss	(403)	(403)
Total deficit attributable to Delta Tucker Holdings, Inc.	(180,207)	(178,043)
Noncontrolling interests	5,482	5,482
Total deficit	(174,725)	(172,561)
Total liabilities and deficit	$635,869	$633,995

Total reported assets were $1.9 million greater than pro-forma balance sheet, which assumes the previous guidance remained in effect as of March 31, 2018. This was largely due to the change in period of performance of our contracts under ASC 605 as compared to ASC 606 and the impact of timing of recognition on variable consideration on certain contracts.
Total reported liabilities were $4.0 million greater than the pro-forma balance sheet, which assumes the previous guidance remained in effect as of March 31, 2018. This was primarily due to the change in amounts received from customers in excess of revenue recognized. The remaining impacts were not material.

Consolidated Statements of Cash Flows

	Three months ended March 31, 2018
(Amounts in thousands)	As reported	Pro forma as if the previous accounting guidance was in effect
Cash flows from operating activities
Net income	$16,704	$17,527
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,820	6,820
Loss on early extinguishment of debt	239	239
Amortization of deferred loan costs and original issue discount	1,336	1,336
Allowance for losses on accounts receivable and other noncash gains or losses	(560)	(560)
Earnings from equity method investees	(47)	(47)
Deferred income taxes	(308)	(308)
Other and paid in kind interest	2,983	2,983
Changes in assets and liabilities:
Accounts receivable and contract assets	31,432	34,646
Prepaid expenses and other current assets	9,379	9,379
Accounts payable, accrued liabilities and contract liabilities	(60,058)	(64,358)
Income taxes payable	129	392
Net cash provided by operating activities	8,049	8,049
Cash flows from investing activities
Purchase of property and equipment	(4,852)	(4,852)
Proceeds from sale of property and equipment	12	12
Purchase of software	(32)	(32)
Return of capital from equity method investees	1,450	1,450
Contributions to equity method investees	(200)	(200)
Net cash used in investing activities	(3,622)	(3,622)
Cash flows from financing activities
Payments on senior secured credit facility	(54,943)	(54,943)
Equity contribution from affiliates of Cerberus	100	100
Payment of dividends to noncontrolling interests	(311)	(311)
Net cash used in financing activities	(55,154)	(55,154)
Net decrease in cash, cash equivalents and restricted cash	(50,727)	(50,727)
Cash, cash equivalents and restricted cash, beginning of period	168,250	168,250
Cash, cash equivalents and restricted cash, end of period	$117,523	$117,523
The adoption of ASC 606 had no impact on the Company's cash flows from operating, investing and financing activities.

Note 3 — Composition of Certain Financial Statement Captions
The following tables present financial information of certain consolidated balance sheet captions.
Prepaid expenses and other current assets

	As Of
(Amounts in thousands)	March 31, 2018	December 31, 2017
Prepaid expenses	$30,794	$38,423
Inventories, net	7,164	8,240
Work-in-process inventory	449	520
Joint venture receivables	29	29
Other current assets	4,662	5,330
Total prepaid expenses and other current assets	$43,098	$52,542
Prepaid expenses include prepaid insurance, prepaid vendor deposits, and prepaid rent, none of which individually exceed 5% of current assets. The reduction in prepaid expenses is primarily due to the timing of insurance payments. Inventory is valued at the lower of cost or net realizable value.
Property and equipment, net

	As Of
(Amounts in thousands)	March 31, 2018	December 31, 2017
Aircraft	$3,868	$3,868
Computers and related equipment	8,236	7,967
Leasehold improvements	17,614	17,614
Office furniture and fixtures	4,184	4,184
Vehicles	13,451	12,659
Gross property and equipment	47,353	46,292
Less accumulated depreciation	(24,372)	(22,724)
Total property and equipment, net	$22,981	$23,568
As of March 31, 2018 and December 31, 2017, Property and equipment, net, included the accrual for property additions of $2.0 million and $4.4 million, respectively. Depreciation expense, including certain depreciation amounts classified as Cost of services, was $1.7 million and $1.0 million during the three months ended March 31, 2018 and March 31, 2017, respectively.
Other assets, net

	As Of
(Amounts in thousands)	March 31, 2018	December 31, 2017
Investment in affiliates	$4,543	$5,746
Palm promissory note, long-term portion	1,873	1,876
Other	4,906	4,885
Total other assets, net	$11,322	$12,507
Accrued payroll and employee costs

	As Of
(Amounts in thousands)	March 31, 2018	December 31, 2017
Wages, compensation and other benefits	$74,711	$90,583
Accrued vacation	15,605	13,625
Accrued contributions to employee benefit plans	1,078	1,183
Total accrued payroll and employee costs	$91,394	$105,391

Accrued liabilities

	As Of
(Amounts in thousands)	March 31, 2018	December 31, 2017
Customer liability	$14,252	$23,486
Accrued insurance	15,086	23,793
Accrued interest	12,085	23,194
Contract losses	1,905	2,660
Legal reserves	6,569	9,233
Other	15,688	16,318
Total accrued liabilities	$65,585	$98,684
We adopted ASC 606, Revenue from Contracts with Customers, as of January 1, 2018 using the modified retrospective approach. Due to the adoption of ASC 606, amounts received from customers in excess of revenue recognized previously presented within customer liabilities in Total accrued liabilities for the year ended December 31, 2017, have prospectively been presented as Contract liabilities within its consolidated balance sheets without restatement to prior periods. See Note 6 for further discussion.
Customer liabilities represent amounts due back to a customer. Contract losses represent our best estimate of forward losses using currently available information and could change in future periods as new facts and circumstances emerge. Changes to the provision for contract losses are presented in Cost of services on our Statement of Operations. Legal matters include reserves related to various lawsuits and claims. See Note 9 for further discussion. Other is comprised primarily of accrued rent and workers' compensation related claims and other balances that are not individually material to the consolidated financial statements.
Other long-term liabilities
As of March 31, 2018 and December 31, 2017, Other long-term liabilities were $12.1 million and $13.1 million, respectively. Other long-term liabilities are primarily due to our long-term incentive bonus plan and nonqualified unfunded deferred compensation plan of $2.4 million and $3.3 million as of March 31, 2018 and December 31, 2017, respectively, and a long-term leasehold obligation related to our Tysons Corner facility in McLean, Virginia, of $2.7 million and $2.8 million as of March 31, 2018 and December 31, 2017, respectively. Other long-term liabilities also include an uncertain tax benefit of $3.5 million as of March 31, 2018 and December 31, 2017. See Note 5 for further discussion.

Note 4 — Goodwill and Other Intangible Assets
In January 2018, the Company amended its organizational structure to improve efficiencies within existing businesses, capitalize on new opportunities, continue international growth and expand commercial business. The Company’s three operating and reporting segments, Aviation Engineering, Logistics and Sustainment ("AELS"), Aviation Operations and Life Cycle Management ("AOLC") and DynLogistics, were re-aligned into two operating and reporting segments by combining AELS and AOLC into DynAviation with DynLogistics continuing to operate as a separate segment. Our two operating and reporting segments provide services domestically and in foreign countries primarily under contracts with the U.S. government. Each operating and reportable segment is its own reporting unit and only the DynLogistics reporting unit had a goodwill balance as of March 31, 2018, which we assess for potential goodwill impairment. The carrying amount of goodwill for DynLogistics was $42.1 million as of both March 31, 2018 and December 31, 2017.
We assess goodwill and other intangible assets with indefinite lives for impairment annually in October or when an event occurs or circumstances change that would suggest a triggering event. If a triggering event is identified, a goodwill impairment test is performed to identify any possible impairment in the period in which the event is identified.
In connection with our annual assessment of goodwill during the fourth quarter of each year, we update our key assumptions, including our forecasts of revenue and income for each reporting unit. The projections for these reporting units include significant estimates related to new business opportunities. If we are unsuccessful in obtaining these opportunities in 2018, a triggering event could be identified and a goodwill impairment test would be performed to identify any possible goodwill impairment in the period in which the event is identified. There can be no assurance that the estimates and assumptions regarding forecasted earnings and cash flows, the period of strength of the U.S. defense spending, and other inputs used in forecasting the present value of forecasted cash flows will prove to be accurate projections of future performance.
During the three months ended March 31, 2018, we did not have a triggering event in any of our reporting units.
Amortization expense for customer-related intangibles, other intangibles and finite-lived tradenames was $5.1 million and $7.9 million for the three months ended March 31, 2018 and March 31, 2017, respectively. Other intangibles are primarily representative of our capitalized software which had a net carrying value of $2.3 million and $3.2 million as of March 31, 2018 and December 31, 2017, respectively.
Estimated aggregate future amortization expense for finite lived assets subject to amortization are $16.4 million for the nine months ending December 31, 2018, $21.5 million in 2019, $11.3 million in 2020, $0.1 million in 2021, $0.0 million in 2022 and $0.0 million thereafter.

Note 5 — Income Taxes
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
The domestic and foreign components of Income before income taxes are as follows:

	Three Months Ended
(Amounts in thousands)	March 31, 2018	March 31, 2017
Domestic	$21,433	$2,784
Foreign	15	43
Income before income taxes	$21,448	$2,827
Non-current deferred tax assets, net, was $0.7 million and $0.4 million as of March 31, 2018 and December 31, 2017, respectively.
Our effective tax rate ("ETR") was 22.1% and 107.5% for the three months ended March 31, 2018 and March 31, 2017, respectively. For the three months ended March 31, 2018, the ETR was primarily driven by an increase in income before income taxes and a decrease in the corporate federal tax rate effective January 1, 2018.
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
While we anticipate that the Tax Act will result in the Company enhancing its ability to recognize existing deferred tax assets in the future, the Company also anticipates that the Tax Act will create new deferred tax assets that will be subject to future valuation allowance. As such, the Company will remain in a valuation allowance on most domestic deferred tax assets for the period ended March 31, 2018 but will assess the need for valuation allowance each period. As of March 31, 2018 and December 31, 2017, our valuation allowance was $64.7 million and $66.6 million, respectively.
As of March 31, 2018 and December 31, 2017, we had $2.8 million of total unrecognized tax benefits of which $2.7 million would impact our effective tax rate if recognized. We do not expect the unrecognized tax benefit and any related interest or penalties to be settled within the next twelve months.
During the three months ended March 31, 2018, we made no estimated federal income tax payments. All of our income taxes paid or refunds received during the three months ended March 31, 2018 were related to foreign jurisdictions.
During the three months ended March 31, 2018, a tax assessment from the Saudi Arabia Tax Authority ("GAZT") was received, seeking approximately $7.7 million in taxes and penalties specific to an existing audit of a branch location for periods between 2002 to 2013. We intend to file an initial appeal on the assessment with the GAZT and we previously established an accrual for the more likely than not amount of the estimated tax liability. We will continue to monitor and our estimate for the potential tax liability has not changed.

Note 6 — Contract Balances
Our contract balances consist of accounts receivable, contract assets and contract liabilities.
We adopted ASC 606, Revenue from Contracts with Customers, as of January 1, 2018 using the modified retrospective approach. Due to the adoption of ASC 606, amounts previously presented as unbilled receivables in Accounts receivable, net of allowances, for the year ended December 31, 2017, have prospectively been presented as Contract assets within its consolidated balance sheets without restatement to prior periods. Contract assets primarily consist of unbilled receivables which represent rights to consideration for work completed but not billed as of the reporting date. The balance of unbilled receivables consists of costs and fees that are: (i) billable immediately; (ii) billable on contract completion; or (iii) billable upon other specified events, such as the resolution of a request for equitable adjustment or formal claim. Contract assets as of March 31, 2018 include $26.9 million related to costs incurred on projects for which we are awaiting final funding, definitization or other contract actions in order for us to bill our customer. As of December 31, 2017, unbilled accounts receivable included $12.0 million related to costs incurred on projects for which we are awaiting final funding, definitization or other contract actions in order for us to bill our customer. As of March 31, 2018 and December 31, 2017, we had one contract claim outstanding totaling $2.7 million, net of reserves. We do not believe we have significant exposure to credit risk as our receivables are primarily with the U.S. government.
Due to the adoption of ASC 606, amounts previously presented as customer liabilities in Total accrued liabilities for the year ended December 31, 2017, have prospectively been presented as Contract liabilities within its consolidated balance sheets without restatement to prior periods. Contract liabilities represent advanced payments, billings in excess of costs and earnings, and deferred revenue amounts. These current and noncurrent contract liabilities are transferred to contract assets once the performance progress has occurred. Contract assets and liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period.
Our contract balances consisted of the following:

(Amounts in thousands)	March 31, 2018	December 31, 2017	$ Change
Accounts receivable, net of allowances	$119,398	$160,770	$(41,372)
Unbilled accounts receivable	—	191,780	(191,780)
Contract assets	200,940	—	200,940
Contract liabilities	12,956	—	12,956
During the three months ended March 31, 2018:

•	we reclassified $191.8 million of Unbilled accounts receivable to Contract assets due to the implementation of ASC 606;

•
we increased Contract assets by $534.3 million due to the recognition of revenue in the first of quarter of 2018, which included adjustments for changes in estimates arising from a change in the measure of progress, a change in an estimate of the transaction price or a contract modifications;

•	we reclassified $527.0 million of Contract assets to Accounts receivable when the right to consideration became unconditional;

•	we recognized revenue of $0.2 million related to our Contract liabilities as of January 1, 2018.
Our allowance for doubtful accounts was $9.4 million as of March 31, 2018 compared to $10.1 million as of December 31, 2017, and is primarily due to outstanding receivables where we operated under a subcontract for a prime contractor on a U.S. government program that ended December 31, 2014. See Note 9 for further discussion.

Note 7 — Fair Value of Financial Assets and Liabilities
ASC 820 — Fair Value Measurements and Disclosures establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

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
Our estimate of the fair value of our 11.875% senior secured second lien notes (the "Second Lien Notes") and New Senior Credit Facility (as defined in Note 8) is based on Level 1 and Level 2 inputs, as defined above. Our estimate of the fair value of our Cerberus 3L Notes (as defined in Note 8) is based on Level 3 inputs, as defined above. We used the following techniques in determining the fair value disclosed for the Cerberus 3L Notes classified as Level 3. The fair value as of March 31, 2018 has been calculated by discounting the expected cash flows using a discount rate of 5.9%. This discount rate is determined using the Moody's credit rating for the Second Lien Notes and reducing the rating one level lower for the Cerberus 3L Notes as they are subordinated to the Second Lien Notes.

	As Of
	March 31, 2018		December 31, 2017
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
11.875% senior secured second lien notes	$381,849	$396,665	$379,006	$401,273
Term loan	127,343	127,661	182,286	182,286
Cerberus 3L notes	32,830	30,650	32,420	30,267
Total indebtedness	542,022	554,976	593,712	613,826
Less current portion of long-term debt	—	—	(54,943)	(54,943)
Total long-term debt	$542,022	$554,976	$538,769	$558,883

Note 8 — Debt
Debt consisted of the following:

	As of March 31, 2018
(Amounts in thousands)	Carrying Amount	Original Issue Discount on Term Loan	Deferred Financing Costs, Net	Carrying Amount less Original Issue Discount on Term Loan and Deferred Financing Costs, Net
11.875% senior secured second lien notes	$381,849	$—	$(1,078)	$380,771
Term loan	127,343	(8,116)	(2,184)	117,043
Cerberus 3L notes	32,830	—	(69)	32,761
Total indebtedness	542,022	(8,116)	(3,331)	530,575
Less current portion of long-term debt, net	—	—	—	—
Total long-term debt, net	$542,022	$(8,116)	$(3,331)	$530,575

	As of December 31, 2017
(Amounts in thousands)	Carrying Amount	Original Issue Discount on Term Loan	Deferred Financing Costs, Net	Carrying Amount less Original Issue Discount on Term Loan and Deferred Financing Costs, Net
11.875% senior secured second lien notes	$379,006	$—	$(1,177)	$377,829
Term loan	182,286	(8,996)	(2,776)	170,514
Cerberus 3L notes	32,420	—	(72)	32,348
Total indebtedness	593,712	(8,996)	(4,025)	580,691
Less current portion of long-term debt, net (1)	(54,943)	1,110	181	(53,652)
Total long-term debt, net	$538,769	$(7,886)	$(3,844)	$527,039

(1)	The carrying amount of the current portion of long-term debt as of December 31, 2017 includes our Excess Cash Flow Payment of $54.9 million, which was paid on March 21, 2018.
The original issue discount on the Term Loan facility under the New Senior Credit Facility (the "Term Loan") and deferred financing costs are amortized through interest expense. Amortization related to the original issue discount was $0.9 million and $0.9 million during the three months ended March 31, 2018 and March 31, 2017, respectively. Amortization related to deferred financing costs was $0.5 million and $0.5 million during the three months ended March 31, 2018 and March 31, 2017, respectively.
Deferred financing costs for the three months ended March 31, 2018 were reduced by $0.2 million related to the pro rata write-off of deferred financing costs to loss on early extinguishment of debt as a result of the $54.9 million Excess Cash Flow principal payment made on the Term Loan on March 21, 2018, which was the only principal payment made on the Term Loan during the three months ended March 31, 2018. There were no principal payments made on the Term Loan during the three months ended March 31, 2017.
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
As of March 31, 2018, the New Senior Credit Facility provided for the following:

•	a $127.3 million Term Loan;

•	a $85.8 million class B revolving facility (the "Revolver"); and

•
up to $15.0 million in incremental revolving facilities provided by and at the discretion of certain non-debt fund affiliates that are controlled by Cerberus (as defined herein), which shall rank pari passu with, and be on the same terms as, the Revolver.

As of March 31, 2018 and December 31, 2017, the available borrowing capacity under the New Senior Credit Facility was approximately $65.5 million and included $20.3 million in issued letters of credit. Amounts borrowed under the Revolver are used to fund operations. As of March 31, 2018 and December 31, 2017 there were no amounts borrowed under the Revolver. The Revolver and the Term Loan mature on July 7, 2019 and July 7, 2020, respectively.
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
As of March 31, 2018 and December 31, 2017, the applicable interest rate on the Term Loan was 7.81% and 7.75%, respectively.
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
The applicable interest rate for our letter of credit subfacility was 5.50% as of March 31, 2018 and December 31, 2017. The applicable interest rate for our unused commitment fees was 0.50% as of March 31, 2018 and December 31, 2017.
Principal Payments
The credit agreement governing the New Senior Credit Facility contains an annual requirement to submit a portion of our Excess Cash Flow, as defined in the credit agreement, as additional principal payments. Based on our annual financial results for the years ended December 31, 2017 and 2016, we made additional principal payments as required under the Excess Cash Flow provisions of the New Senior Credit Facility of $54.9 million on March 21, 2018 and $25.1 million on April 4, 2017. Certain other transactions can trigger mandatory principal payments such as tax refunds, a disposition of a portion of our business or a significant asset sale. We had no such transactions during the three months ended March 31, 2018 or March 31, 2017.
The New Senior Credit Facility requires us to prepay outstanding term loans, subject to certain exceptions, with:

•	100% of excess cash flow (as defined in Amendment No. 5) less the amount of certain voluntary prepayments as described in Amendment No. 5; and

•
100% of the net cash proceeds of all non-ordinary course asset sales and casualty and condemnation events, if we do not reinvest or commit to reinvest those proceeds in assets to be used in our business or to make certain other permitted investments within six months (and, if committed to be so reinvested, actually reinvested within twelve months).

We are permitted to voluntarily repay outstanding loans under the New Senior Credit Facility at any time without premium or penalty, other than customary "breakage" costs with respect to Eurocurrency Rate Loans.
Maturity and Principal Amortization
We are required to make principal amortization payments with respect to the Term Loan of $22.5 million on or prior to June 15, 2017 and $22.5 million on or prior to June 15, 2018, which amounts may be reduced as a result of the application of certain prepayments, including our Excess Cash Flow payment. The June 15, 2018 and June 15, 2017 principal amortization payments were fully satisfied as a result of the additional principal payments of $54.9 million and $25.1 million made on March 21, 2018 and April 4, 2017 respectively under the Excess Cash Flow requirement discussed above. The principal amount of the Term Loan may be reduced as a result of prepayments, with the remaining amount payable on July 7, 2020.
Guarantee and Security
The guarantors of the obligations under the New Senior Credit Facility are identical to those under the Second Lien Notes and the Cerberus 3L Notes. See Note 12. The New Senior Credit Facility is secured on a first lien basis by the same collateral that secures the Second Lien Notes on a second lien basis and the Cerberus 3L Notes on a third lien basis.

Covenants and Other Terms
The New Senior Credit Facility contains a number of financial, as well as non-financial, affirmative and negative covenants that we believe are usual and customary. Among other things, the New Senior Credit Facility requires us to maintain a maximum total leverage ratio and a minimum interest coverage ratio. The total leverage ratio is the ratio of Consolidated Total Debt, as defined in Amendment No. 5 (which definition excludes debt under the Cerberus 3L Notes), less unrestricted cash and cash equivalents (up to $75.0 million) to Consolidated EBITDA, as defined in Amendment No. 5, for the applicable period. The maximum total leverage ratio was 5.50 to 1.0 for the period ended March 31, 2018. The interest coverage ratio is the ratio of Consolidated EBITDA to Consolidated Interest Expense, as defined in Amendment No. 5 (which provides that interest expense with respect to the Cerberus 3L Notes is excluded). The minimum interest coverage ratio was 1.60 to 1.0 for the period ended March 31, 2018.
The New Senior Credit Facility requires, solely for the benefit of the lenders under the Revolver, for us to maintain minimum liquidity (based on availability of revolving credit commitments plus unrestricted cash and cash equivalents) as of the end of each fiscal quarter ending after December 31, 2017 of not less than $50 million. The credit agreement governing the New Senior Credit Facility also contains customary representations and warranties and events of default.
As of March 31, 2018 and December 31, 2017, we were in compliance with our financial maintenance covenants under the New Senior Credit Facility. We expect, based on current projections and estimates, to be in compliance with our covenants in the New Senior Credit Facility (including our financial maintenance covenants), and the covenants in the Second Lien Notes and the Cerberus 3L notes, further discussed below, for the next twelve months.
Second Lien Notes
On June 15, 2016, $415.7 million principal amount of the 10.375% Senior Notes due 2017 (the "Senior Unsecured Notes") were exchanged for $45.0 million cash and $370.6 million aggregate principal amount of Second Lien Notes due November 30, 2020, which are governed by the terms of the indenture (the "Indenture"), among DynCorp International, Holdings, as parent guarantor, DynCorp International’s subsidiaries that currently guarantee the New Senior Credit Facility, as subsidiary guarantors (the "Subsidiary Guarantors"), and Wilmington Trust, National Association, as trustee and collateral agent.
Interest on the Second Lien Notes accrues at the rate of 11.875% per annum, comprised of 10.375% per annum in cash and 1.500% per annum payable in kind ("PIK," and such interest "PIK Interest"). The cash portion of the interest on the Second Lien Notes is payable in cash and the PIK Interest on the Second Lien Notes is payable in kind, each semi-annually in arrears on January 1 and July 1. PIK interest converted into the carrying amount of the Second Lien Notes during the three months ended March 31, 2018 and March 31, 2017 was $2.8 million and $2.8 million, respectively. PIK interest accrued on the Second Lien Notes was $1.4 million and $2.8 million as of March 31, 2018 and December 31, 2017, respectively.
Covenants and Events of Default
The Indenture contains a number of non-financial affirmative and negative covenants we believe are usual and customary. These covenants are subject to a number of important exceptions and qualifications as set forth in the Indenture. In addition, the Indenture requires DynCorp International to make an amortization payment of $22.5 million principal amount of the Term Loan under the New Senior Credit Facility no later than June 15, 2018, which amount was fully satisfied as a result of the Company’s $54.9 million excess cash flow payment discussed above.
The Indenture contains customary events of default, including for failure to pay other indebtedness in a total amount exceeding $10.0 million after final maturity of such indebtedness.
Optional Redemption
On and after July 1, 2017, the Second Lien Notes are redeemable at the option of the Company, in whole or in part, at any time and from time to time, upon not less than 30 nor more than 60 days’ prior notice, at the following redemption prices (expressed as a percentage of the principal amount), plus accrued and unpaid cash interest, if any, together with an amount of cash equal to all accrued and unpaid PIK Interest to but excluding the redemption date:

Period	Redemption Price
July 1, 2017 through June 30, 2018	106.00%
July 1, 2018 through June 30, 2019	103.00%
July 1, 2019 and thereafter	100.00%
Cerberus 3L Notes

On June 15, 2016, DynCorp Funding LLC, a limited liability company managed by Cerberus Capital Management, L.P. ("Cerberus"), entered into a Third Lien Credit Agreement (the "Third Lien Credit Agreement") with us. Under the Third Lien Credit Agreement, DynCorp Funding LLC has made a $30 million term loan to us (the "Cerberus 3L Notes"). The proceeds of the Cerberus 3L Notes were fully utilized and were restricted to pay fees and expenses (including reimbursement of out-of-pocket expenses) in support of or related to the Company’s Global Advisory Group.

Interest Rate and Fees
The interest rate per annum applicable to the Cerberus 3L Notes is 5.00%, payable in kind on a quarterly basis. PIK interest converted into the carrying amount of the Cerberus 3L Notes during the three months ended March 31, 2018 and March 31, 2017 was $0.4 million and $0.4 million, respectively.

Prepayments
The Cerberus 3L Notes do not require any mandatory prepayments, and, subject to the terms of the Intercreditor Agreement (as defined below), we are permitted to voluntarily repay outstanding loans under the Cerberus 3L Notes without premium or penalty. The New Senior Credit Facility and the Indenture governing the Second Lien Notes restrict us from making any principal payments on the Cerberus 3L Notes.

Maturity and Amortization
The Cerberus 3L Notes do not require any mandatory amortization payments prior to maturity and the outstanding principal amounts shall be payable on June 15, 2026.

Covenants and Events of Default
The Cerberus 3L Notes include non-financial affirmative and negative covenants consistent with the covenants set forth in the Second Lien Notes; provided that each "basket" or "cushion" set forth in the covenants is at least 25% less restrictive than the corresponding provision set forth in the Second Lien Notes. The Third Lien Credit Agreement contains customary events of default, including for failure to pay other debt in a total amount exceeding $12.5 million after final maturity or acceleration of such indebtedness.

Intercreditor Agreement

The collateral granted to secure the indebtedness under the New Senior Credit Facility, on a first-priority basis, has also been granted to secure (a) the Second Lien Notes and the guarantees under the Indenture on a second-priority basis and (b) the Cerberus 3L Notes and the guarantees under the Third Lien Credit Agreement on a third-priority basis. The relative priority of the liens afforded to the New Senior Credit Facility, Second Lien Notes and Cerberus 3L Notes and the subordination in right of payment of the Cerberus 3L Notes to the New Senior Credit Facility and the Second Lien Notes are set forth in the Intercreditor Agreement (the "Intercreditor Agreement"), dated as of June 15, 2016, by and among the administrative agent under the New Senior Credit Facility, the collateral agent under the Indenture, and the collateral agent under the Third Lien Credit Agreement.

Note 9 — Commitments and Contingencies
Commitments
We have operating leases for the use of real estate and certain property and equipment which are either non-cancelable, cancelable only by the payment of penalties or cancelable upon one month’s notice. All lease payments are based on the lapse of time but include, in some cases, payments for insurance, maintenance and property taxes. There are no purchase options on operating leases at favorable terms, but most leases have one or more renewal options. Certain real estate leases are subject to annual escalations for increases in base rents, utilities and property taxes. Lease rental expense was $10.6 million and $9.8 million for the three months ended March 31, 2018 and March 31, 2017, respectively. We have no significant long-term purchase agreements with service providers.

Contingencies
General Legal Matters
We are involved in various lawsuits and claims that arise in the normal course of business. We have established reserves for matters in which it is believed that losses are probable and can be reasonably estimated. Reserves related to these matters have been recorded in Other accrued liabilities totaling approximately $6.6 million and $9.2 million as of March 31, 2018 and December 31, 2017, respectively. We believe that appropriate accruals have been established for such matters based on information currently available; however, some of the matters may involve compensatory, punitive, or other claims or sanctions that, if granted, could require us to pay damages or make other expenditures in amounts that could not be reasonably estimated at March 31, 2018. These accrued reserves represent the best estimate of amounts believed to be our liability in a range of expected losses. In addition to matters that are considered probable and that can be reasonably estimated, we also have certain matters considered reasonably possible. Other than matters disclosed below, we believe the aggregate range of possible loss related to matters considered reasonably possible was not material as of March 31, 2018. Litigation is inherently unpredictable and unfavorable resolutions could occur. Accordingly, it is possible that an adverse outcome from such proceedings could (i) exceed the amounts accrued for probable matters; or (ii) require a reserve for a matter we did not originally believe to be probable or could be reasonably estimated. Such changes could be material to our financial condition, results of operations and cash flows in any particular reporting period. Our view of the matters not specifically disclosed could possibly change in future periods as events thereto unfold.
Pending Litigation and Claims
In October 2007, we entered into a subcontract with Northrop Grumman Technical Services, Inc. (“Northrop”) to support Northrop’s prime contract with the DoD Counter Narcotics Terrorism Program Office ("CNTPO"). We performed the services requested by Northrop, the government determined that it received “intended quality and skills of personnel,” and Northrop paid our invoices until July 2014. Subsequent to July 2014, Northrop stopped paying our periodic invoices. The contract operations ended on December 31, 2014. In March 2015, Northrop filed a civil action against us to obtain documents regarding our invoices and now asserts approximately $5.0 million in damages. We believe the damages asserted by Northrop represent a loss contingency that is remote. In September 2015, we filed an Answer and Counterclaim seeking approximately $41.0 million for unpaid invoices. We have collected a portion of these funds and we continue to seek payment on the remaining balance.
On February 24, 2012, we were advised by the Department of Justice Civil Litigation Division (the "Civil Division”) that they are conducting an investigation regarding the CivPol and Department of State Advisor Support Mission ("DASM") contracts in Iraq and Corporate Bank, a former subcontractor. The issues include allowable hours worked under a specific task order and invoices to the Department of State for certain hotel leasing, labor rates and overhead within the 2003 to 2008 timeframe. Since 2012, the Company has been in discussions with the Civil Division, and has been cooperating with the Civil Division’s requests for information. On July 19, 2016, the Civil Division filed a civil lawsuit asserting violations of underlying contract terms and also the False Claims Act. If our operations are found to be in violation of any laws or government regulations, we may be subject to penalties, damages or fines, any or all of which could adversely affect our financial results; however, the complaint does not include any specific monetary demand and as such we are unable to estimate a range of loss at this time. We are continuing to evaluate this lawsuit and at this time believe the potential for penalties, damages or fines resulting from this matter do not represent a probable loss contingency.
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
We have received a series of audit reports from the DCAA related to their examination of certain incurred, invoiced and reimbursed costs on the Logistics Civil Augmentation Program IV ("LOGCAP IV") for contract years 2009 to 2014. For contract years 2009 to 2012, through our negotiation efforts with the Contracting Officer the issues have been resolved, resulting in final settlements of all audited costs of approximately $0.8 million of questioned costs. For contract years 2013 and 2014, we have recently received DCAA’s final audit report, which questions approximately $3.9 million of costs. We are in discussion with the Contracting Officer and we believe that the settlement of these outstanding amounts will not be material to our financial statements. Additionally, the DCAA is currently auditing fiscal years 2015 and 2016 and we believe the risk of loss for those years is remote and eventual settlement amounts should be comparable to the previous outcome for fiscal years 2009 to 2014.
Foreign Contingencies
On January 22, 2014, a tax assessment from the Large Tax Office of the Afghanistan Ministry of Finance ("MOF") was received, seeking approximately $64.2 million in taxes and penalties specific to one of our business licenses in Afghanistan for periods between 2009 to 2012. The majority of this assessment was income tax related; however, $10.2 million of the assessed amount is non-income tax related and represents loss contingencies that we consider reasonably possible. We filed our initial appeal of the assessment with the MOF on February 19, 2014. In May 2014, the MOF ruled in our favor for the income tax related issue which totaled approximately $54.0 million. We are still working with the MOF to remove the assessment on the remaining non-income tax related items. As of March 31, 2018, we are continuing to evaluate this matter and at this time believe it does not represent a probable loss contingency.
Credit Risk
We are subject to concentrations of credit risk primarily by virtue of our accounts receivable. Departments and agencies of the U.S. federal government account for all but minor portions of our customer base, minimizing this credit risk. Furthermore, the significance of any one contract can change as our business expands or contracts. Additionally, as contract modifications, contract extensions or other contract actions occur, the profitability of any one contract can become more or less significant to the Company. As contracts are re-competed, there is the potential for the size, contract type, contract structure or other contract elements to materially change from the original contract resulting in significant changes to the scope, scale, profitability or magnitude of accounts receivable of the new re-competed contract as compared to the original contract. We continuously review all accounts receivable and record provisions for doubtful accounts when necessary.
Risk Management Liabilities and Reserves
We are insured for domestic workers' compensation liabilities and a significant portion of our employee medical costs. However, we bear risk for a portion of claims pursuant to the terms of the applicable insurance contracts. We account for these programs based on actuarial estimates of the amount of loss inherent in that period’s claims, including losses for which claims have not been reported of $7.1 million and $7.7 million as of March 31, 2018 and December 31, 2017, respectively. These loss estimates rely on actuarial observations of ultimate loss experience for similar historical events. We limit our risk by purchasing stop-loss insurance policies for significant claims incurred for both domestic workers' compensation liabilities and medical costs. Our exposure under the stop-loss policies for domestic workers' compensation and medical costs is limited based on fixed dollar amounts. For domestic workers' compensation and employers' liability under state and federal law, the fixed dollar amount of stop-loss coverage is $1.0 million per occurrence on most policies, but is $0.25 million per occurrence on a California-based policy. For medical costs, the fixed dollar amount of stop-loss coverage is $0.4 million for total costs per covered participant per calendar year.

Note 10 — Segment Information
In January 2018, the Company amended its organizational structure. The Company's previous three operating and reporting segments, AELS, AOLC and DynLogistics, were re-aligned into two operating and reporting segments by combining AELS and AOLC into DynAviation with DynLogistics continuing to operate as a separate segment. The DynAviation and DynLogistics segments operate principally within a regulatory environment subject to governmental contracting and accounting requirements, including Federal Acquisition Regulations, Cost Accounting Standards and audits by various U.S. federal agencies.
The following is a summary of the financial information of the reportable segments reconciled to the amounts reported in the condensed consolidated financial statements:

	Three Months Ended
(Amounts in thousands)	March 31, 2018	March 31, 2017
Revenue
DynAviation	$317,232	$287,948
DynLogistics	217,524	172,358
Headquarters / Other (1)	(463)	(434)
Total revenue	$534,293	$459,872

Operating income (loss)
DynAviation	$25,934	$18,946
DynLogistics	19,306	17,500
Headquarters / Other (2)	(7,739)	(16,282)
Total operating income (loss)	$37,501	$20,164

Depreciation and amortization
DynAviation	$498	$289
DynLogistics	416	140
Headquarters / Other	5,906	8,469
Total depreciation and amortization (3)	$6,820	$8,898

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

(3)	Includes amounts included in Cost of services of $0.8 million and $0.3 million for the three months ended March 31, 2018 and March 31, 2017, respectively.
The following is a summary of the assets of the reportable segments reconciled to the amounts reported in the consolidated financial statements:

	As Of
(Amounts in thousands)	March 31, 2018	December 31, 2017
Assets
DynAviation	$244,224	$244,231
DynLogistics	201,232	243,281
Headquarters / Other (1)	190,413	248,205
Total assets	$635,869	$735,717

(1)	Assets primarily include cash, investments in unconsolidated subsidiaries, and intangible assets (excluding goodwill).

Note 11 — Related Parties, Joint Ventures and Variable Interest Entities
Consulting Fee
We have a Master Consulting and Advisory Services agreement ("COAC Agreement") with Cerberus Operations and Advisory Company, LLC ("COAC") where, pursuant to the terms of the agreement, they make personnel available to us for the purpose of providing reasonably requested business advisory services. The services are priced on a case by case basis depending on the requirements of the project and agreements in pricing. We incurred $0.1 million and $1.3 million of consulting fees on a gross basis before considering the effect of our contract mix which provides for partial recovery in conjunction with the COAC Agreement during the three months ended March 31, 2018 and March 31, 2017, respectively.
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
Joint Ventures and Variable Interest Entities
We account for our investments in variable interest entities ("VIEs") in accordance with ASC 810 - Consolidation. In cases where we have (i) the power to direct the activities of the VIE that most significantly impact its economic performance and (ii) the obligation to absorb losses of the VIE that could potentially be significant or the right to receive benefits from the entity that could potentially be significant to the VIE, we consolidate the entity. We consolidated DynCorp International FZ - LLC ("DIFZ") based on the aforementioned criteria. Alternatively, in cases where all of the aforementioned criteria are not met, the investment is accounted for under the equity method. As of March 31, 2018, we accounted for Partnership for Temporary Housing LLC ("PaTH") and Global Linguist Solutions ("GLS") as equity method investments. We present our share of the PaTH and GLS earnings in Earnings from equity method investees as these joint ventures are considered operationally integral.
Receivables due from our unconsolidated joint ventures totaled $0.1 million as of both March 31, 2018 and December 31, 2017. These receivables are a result of items purchased and services rendered by us on behalf of our unconsolidated joint ventures. We have assessed these receivables as having minimal collection risk based on our historic experience with these joint ventures and our inherent influence through our ownership interest. We did not incur cost or earn revenue from services provided to our unconsolidated joint ventures during the three months ended March 31, 2018. We recognized $0.2 million in cost of services and did not earn revenue from our unconsolidated joint ventures during the three months ended March 31, 2017. Additionally, we earned $0.0 million and $0.1 million in equity method income during the three months ended March 31, 2018 and March 31, 2017, respectively.
GLS’ revenue was $5.4 million and $7.9 million during the three months ended March 31, 2018 and March 31, 2017, respectively. GLS’ operating and net income was $0.2 million and its operating and net loss was $1.1 million during the three months ended March 31, 2018 and March 31, 2017, respectively.
We currently hold one promissory note included in Other assets on our consolidated balance sheet from Palm Trading Investment Corp, which had an aggregate initial value of $9.2 million. The loan balance outstanding was $1.9 million and $2.0 million as of March 31, 2018 and December 31, 2017, respectively, reflecting the initial value plus accrued interest, less non-cash dividend payments against the promissory note. The fair value of the note receivable is not materially different from its carrying value.
As discussed above and in accordance with ASC 810 - Consolidation, we consolidate DIFZ. The following tables present selected financial information for DIFZ as of March 31, 2018 and December 31, 2017 and for the three months ended March 31, 2018 and March 31, 2017:

	As Of
(Amounts in millions)	March 31, 2018	December 31, 2017
Assets	$4.6	$4.5
Liabilities	1.4	0.9

	Three Months Ended
(Amounts in millions)	March 31, 2018	March 31, 2017
Revenue	$42.2	$41.0

The following tables present selected financial information for our equity method investees as of March 31, 2018 and December 31, 2017 and for the three months ended March 31, 2018 and March 31, 2017:

	As Of
(Amounts in millions)	March 31, 2018	December 31, 2017
Current assets	$23.9	$28.2
Total assets	23.9	28.2
Current liabilities	8.5	11.6
Total liabilities	8.5	11.6

	Three Months Ended
(Amounts in millions)	March 31, 2018	March 31, 2017
Revenue	$7.3	$8.2
Gross profit (loss)	0.5	(1.6)
Net income (loss)	0.5	(1.5)
Many of our joint ventures and VIEs only perform on a single contract. The modification or termination of a contract under a joint venture or VIE could trigger an impairment in the fair value of our investment in these entities. In the aggregate, our maximum exposure to losses as a result of our investment consists of our (i) $4.5 million investment in unconsolidated joint ventures, (ii) $0.1 million in receivables from our unconsolidated joint ventures, (iii) $1.9 million note receivable from Palm Trading Investment Corp. and (iv) contingent liabilities that were neither probable nor reasonably estimable as of March 31, 2018.

Note 12 — Consolidating Financial Statements of Subsidiary Guarantors
The Second Lien Notes issued by DynCorp International Inc. ("Subsidiary Issuer"), the New Senior Credit Facility and the term loan under the Third Lien Credit Agreement are fully and unconditionally guaranteed, jointly and severally, by the Company ("Parent") and the following domestic subsidiaries of Subsidiary Issuer: DynCorp International LLC, DTS Aviation Services LLC, DynCorp Aerospace Operations LLC, DynCorp International Services LLC, DIV Capital Corporation, Dyn Marine Services of Virginia LLC, Services International LLC, Worldwide Management and Consulting Services LLC, Worldwide Recruiting and Staffing Services LLC, Heliworks LLC, Phoenix Consulting Group, LLC, Casals & Associates, Inc., Culpeper National Security Solutions LLC, and Highground Global, Inc. ("Subsidiary Guarantors"). Each of the Subsidiary Issuer and the Subsidiary Guarantors is 100% owned by the Company. Under the Indenture governing the Second Lien Notes, a guarantee of a Subsidiary Guarantor would terminate upon the following customary circumstances: (i) the sale of the capital stock of such Subsidiary Guarantor if such sale complies with the indenture; (ii) the designation of such Subsidiary Guarantor as an unrestricted subsidiary; (iii) if such Subsidiary Guarantor no longer guarantees certain other indebtedness of the Subsidiary Issuer or (iv) the defeasance or discharge of the indenture.
The following condensed consolidating financial statements present (i) unaudited condensed consolidating balance sheets as of March 31, 2018 and December 31, 2017, (ii) unaudited condensed consolidating statements of operations and comprehensive income (loss) for the three months ended March 31, 2018 and March 31, 2017, (iii) unaudited condensed consolidating statements of cash flows for the three months ended March 31, 2018 and March 31, 2017 and (iii) elimination entries necessary to consolidate Parent and its subsidiaries.
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
DynCorp International Inc. is considered the Subsidiary Issuer as it issued the Second Lien Notes.

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Operations Information
For the Three Months Ended March 31, 2018

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$—	$537,551	$46,450	$(49,708)	$534,293
Cost of services	—	—	(469,319)	(45,795)	49,691	(465,423)
Selling, general and administrative expenses	—	—	(25,168)	(205)	14	(25,359)
Depreciation and amortization expense	—	—	(5,458)	(602)	3	(6,057)
Earnings from equity method investees	—	—	47	—	—	47
Operating income	—	—	37,653	(152)	—	37,501
Interest expense	—	(16,485)	(503)	—	—	(16,988)
Loss on early extinguishment of debt	—	(239)	—	—	—	(239)
Interest income	—	—	524	1	—	525
Equity in income (loss) of consolidated subsidiaries	16,408	27,280	(388)	—	(43,300)	—
Other income, net	—	—	592	57	—	649
Income (loss) before income taxes	16,408	10,556	37,878	(94)	(43,300)	21,448
Benefit (provision) for income taxes	—	5,852	(10,598)	2	—	(4,744)
Net income (loss)	16,408	16,408	27,280	(92)	(43,300)	16,704
Noncontrolling interests	—	—	—	(296)	—	(296)
Net income (loss) attributable to Delta Tucker Holdings, Inc.	$16,408	$16,408	$27,280	$(388)	$(43,300)	$16,408

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Operations Information
For the Three Months Ended March 31, 2017

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$—	$463,274	$46,429	$(49,831)	$459,872
Cost of services	—	—	(403,232)	(46,067)	49,822	(399,477)
Selling, general and administrative expenses	—	—	(31,625)	(100)	6	(31,719)
Depreciation and amortization expense	—	—	(8,385)	(173)	3	(8,555)
Earnings from equity method investees	—	—	43	—	—	43
Operating income	—	—	20,075	89	—	20,164
Interest expense	—	(17,753)	(962)	—	—	(18,715)
Interest income	—	—	5	—	—	5
Equity in (loss) income of consolidated subsidiaries	(487)	11,054	(113)	—	(10,454)	—
Other income, net	—	—	1,333	40	—	1,373
(Loss) income before income taxes	(487)	(6,699)	20,338	129	(10,454)	2,827
Benefit (provision) for income taxes	—	6,212	(9,284)	33	—	(3,039)
Net (loss) income	(487)	(487)	11,054	162	(10,454)	(212)
Noncontrolling interests	—	—	—	(275)	—	(275)
Net (loss) income attributable to Delta Tucker Holdings, Inc.	$(487)	$(487)	$11,054	$(113)	$(10,454)	$(487)

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Comprehensive Income Information
For the Three Months Ended March 31, 2018

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net income	$16,408	$16,408	$27,280	$(92)	$(43,300)	$16,704
Other comprehensive income, net of tax:
Foreign currency translation adjustment	1	1	—	1	(2)	1
Other comprehensive income, before tax	1	1	—	1	(2)	1
Income tax expense related to items of other comprehensive income	—	—	—	—	—	—
Other comprehensive income	1	1	—	1	(2)	1
Comprehensive income (loss)	16,409	16,409	27,280	(91)	(43,302)	16,705
Noncontrolling interests	—	—	—	(296)	—	(296)
Comprehensive income (loss) attributable to Delta Tucker Holdings, Inc.	$16,409	$16,409	$27,280	$(387)	$(43,302)	$16,409

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Comprehensive Loss Information
For the Three Months Ended March 31, 2017

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net (loss) income	$(487)	$(487)	$11,054	$162	$(10,454)	$(212)
Other comprehensive income, net of tax:
Foreign currency translation adjustment	12	12	—	12	(24)	12
Other comprehensive income, before tax	12	12	—	12	(24)	12
Income tax expense related to items of other comprehensive income	(4)	(4)	—	(4)	8	(4)
Other comprehensive income	8	8	—	8	(16)	8
Comprehensive (loss) income	(479)	(479)	11,054	170	(10,470)	(204)
Noncontrolling interests	—	—	—	(275)	—	(275)
Comprehensive (loss) income attributable to Delta Tucker Holdings, Inc.	$(479)	$(479)	$11,054	$(105)	$(10,470)	$(479)

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Balance Sheet Information
March 31, 2018

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
	ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$94,060	$23,463	$—	$117,523
Accounts receivable, net	—	—	138,065	—	(18,667)	119,398
Contract assets	—	—	201,092	—	(152)	200,940
Intercompany receivables	—	—	210,010	—	(210,010)	—
Prepaid expenses and other current assets	—	—	39,054	4,146	(102)	43,098
Total current assets	—	—	682,281	27,609	(228,931)	480,959
Property and equipment, net	—	—	22,456	525	—	22,981
Goodwill	—	—	9,694	32,399	—	42,093
Tradenames, net	—	—	28,536	—	—	28,536
Other intangibles, net	—	—	49,301	—	—	49,301
Investment in subsidiaries	—	589,873	54,255	—	(644,128)	—
Long-term deferred taxes	—	—	677	—	—	677
Other assets, net	—	—	8,855	2,467	—	11,322
Total assets	$—	$589,873	$856,055	$63,000	$(873,059)	$635,869

	LIABILITIES & DEFICIT
Current liabilities:
Accounts payable	$—	$—	$79,651	$949	$(1,159)	$79,441
Accrued payroll and employee costs	—	—	88,193	3,201	—	91,394
Contract liabilities	—	—	12,956	—	—	12,956
Intercompany payables	46,426	163,584	—	—	(210,010)	—
Deferred income taxes	—	—	—	28	(28)	—
Accrued liabilities	133,781	29,495	48,840	4,567	(151,098)	65,585
Income taxes payable	—	—	18,991	—	(417)	18,574
Total current liabilities	180,207	193,079	248,631	8,745	(362,712)	267,950
Long-term debt, net	—	530,575	—	—	—	530,575
Other long-term liabilities	—	—	12,069	—	—	12,069
Noncontrolling interests	—	—	5,482	—	—	5,482
(Deficit) equity	(180,207)	(133,781)	589,873	54,255	(510,347)	(180,207)
Total liabilities and deficit	$—	$589,873	$856,055	$63,000	$(873,059)	$635,869

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Balance Sheet Information
December 31, 2017

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
	ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$153,004	$15,246	$—	$168,250
Accounts receivable, net	—	—	361,362	—	(8,812)	352,550
Intercompany receivables	—	—	162,470	9,140	(171,610)	—
Prepaid expenses and other current assets	—	—	48,473	4,321	(252)	52,542
Total current assets	—	—	725,309	28,707	(180,674)	573,342
Property and equipment, net	—	—	22,980	588	—	23,568
Goodwill	—	—	9,694	32,399	—	42,093
Tradenames, net	—	—	28,536	—	—	28,536
Other intangibles, net	—	—	55,302	—	—	55,302
Investment in subsidiaries	—	579,191	54,690	—	(633,881)	—
Long-term deferred taxes	—	—	369	—	—	369
Other assets, net	—	—	8,941	3,566	—	12,507
Total assets	$—	$579,191	$905,821	$65,260	$(814,555)	$735,717

	LIABILITIES & DEFICIT
Current liabilities:
Current portion of long-term debt, net	$—	$53,652	$—	$—	$—	$53,652
Accounts payable	—	—	106,039	4,170	(813)	109,396
Accrued payroll and employee costs	—	—	102,953	2,438	—	105,391
Intercompany payables	45,085	117,385	9,140	—	(171,610)	—
Deferred income taxes	—	—	—	29	(29)	—
Accrued liabilities	150,371	31,486	71,200	3,933	(158,306)	98,684
Income taxes payable	—	—	18,688	—	(287)	18,401
Total current liabilities	195,456	202,523	308,020	10,570	(331,045)	385,524
Long-term debt, net	—	527,039	—	—	—	527,039
Other long-term liabilities	—	—	13,081	—	—	13,081
Noncontrolling interests	—	—	5,529	—	—	5,529
(Deficit) Equity	(195,456)	(150,371)	579,191	54,690	(483,510)	(195,456)
Total liabilities and deficit	$—	$579,191	$905,821	$65,260	$(814,555)	$735,717

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Cash Flow Information
For the Three Months Ended March 31, 2018

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$7,304	$1,357	$(612)	$—	$8,049
Cash flows from investing activities:
Purchase of property and equipment	—	—	(4,852)	—	—	(4,852)
Proceeds from sale of property, plant and equipment	—	—	12	—	—	12
Purchase of software	—	—	(32)	—	—	(32)
Return of capital from equity method investees	—	—	1,450	—	—	1,450
Contributions to equity method investees	—	—	(200)	—	—	(200)
Transfers to affiliates	—	—	(47,539)	9,140	38,399	—
Net cash (used in) provided by investing activities	—	—	(51,161)	9,140	38,399	(3,622)
Cash flows from financing activities:
Payments on senior secured credit facility	—	(54,943)	—	—	—	(54,943)
Equity contribution from affiliates of Cerberus	—	100	—	—	—	100
Payments of dividends to noncontrolling interests	—	—	—	(311)	—	(311)
Net transfers from Parent/subsidiary	—	47,539	(9,140)	—	(38,399)	—
Net cash used in financing activities	—	(7,304)	(9,140)	(311)	(38,399)	(55,154)
Net (decrease) increase in cash, cash equivalents and restricted cash	—	—	(58,944)	8,217	—	(50,727)
Cash, cash equivalents and restricted cash, beginning of period	—	—	153,004	15,246	—	168,250
Cash, cash equivalents and restricted cash, end of period	$—	$—	$94,060	$23,463	$—	$117,523

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Cash Flow Information
For The Three Months Ended March 31, 2017

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$11,627	$(29,347)	$2,851	$(179)	$(15,048)
Cash flows from investing activities:
Purchase of property and equipment	—	—	(1,757)	—	—	(1,757)
Proceeds from sale of property, plant and equipment	—	—	370	—	—	370
Purchase of software	—	—	(26)	—	—	(26)
Return of capital from equity method investees	—	—	1,269	—	—	1,269
Contributions to equity method investees	—	—	(900)	—	—	(900)
Transfers from affiliates	—	—	16,887	8,712	(25,599)	—
Net cash (used in) provided by investing activities	—	—	15,843	8,712	(25,599)	(1,044)
Cash flows from financing activities:
Equity contributions from affiliates of Cerberus	—	100	—	—	—	100
Payment of dividends to noncontrolling interests	—	—	—	(358)	179	(179)
Net transfers to Parent/subsidiary	—	(16,887)	(8,712)	—	25,599	—
Net cash used in financing activities	—	(16,787)	(8,712)	(358)	25,778	(79)
Net (decrease) increase in cash, cash equivalents and restricted cash	—	(5,160)	(22,216)	11,205	—	(16,171)
Cash, cash equivalents and restricted cash, beginning of period	—	6,944	107,136	11,802	—	125,882
Cash, cash equivalents and restricted cash, end of period	$—	$1,784	$84,920	$23,007	$—	$109,711

Note 13 — Subsequent Events
The Company evaluated potential subsequent events occurring after the period end date through the date the financial statements were issued and concluded that there were no material subsequent events for the quarter ended March 31, 2018, except as disclosed within the Notes to the unaudited condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis of our unaudited condensed consolidated financial condition and results of operations should be read in conjunction with the Delta Tucker Holdings, Inc. unaudited condensed consolidated financial statements, and the notes thereto, and other data contained elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis should also be read in conjunction with our audited consolidated financial statements, and notes thereto, and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the year ended December 31, 2017. In addition, please see "Disclosure Regarding Forward-Looking Information" for a discussion of the risks, uncertainties and assumptions associated with these statements. References to "Delta Tucker Holdings", the "Company", "we", "our" or "us" refer to Delta Tucker Holdings, Inc. and its subsidiaries unless otherwise stated or indicated by context.

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
Reportable Segments
In January 2018, the Company amended its organizational structure. The Company’s previous three operating and reporting segments, AELS, AOLC and DynLogistics, were re-aligned into two operating and reporting segments by combining AELS and AOLC into DynAviation with DynLogistics continuing to operate as a separate segment. Our segments provide services domestically and internationally primarily under contracts with the U.S. government.
DynAviation
This segment provides aircraft operations and logistics services to include modernization and refurbishments, upgrades and sustainment, and maintenance and support for key military, government and commercial customers worldwide. DynAviation also provides the technical information and expertise to manage large fleets and bases and delivers engineering and maintenance services to help keep operations running effectively. The INL Air Wing, Theater Aviation Sustainment Manager - OCONUS ("TASM-O") and Contractor Logistics Support: T-34, T-44, T-6 ("CLS T34/44/6") programs are three of the most significant programs in the DynAviation segment. The TASM-O program provides aviation maintenance services under the Army Aviation Field Maintenance ("AFM") program. Our CLS T34/44/6 program provide maintenance and logistics support to the U.S. Navy T-34, T-44, and T-6 aircraft. Our T-6 Contractor Operated and Maintained Base Supply ("T-6 COMBS") Bridge contract also contributed significantly during the three months ended March 31, 2018.
The INL Air Wing program supports governments in multiple Latin American countries and provides support and assistance with interdiction services in Afghanistan. This program also provides intra-theater transportation services for DoS personnel throughout Iraq and Afghanistan. On September 1, 2016, we were notified that the DoS had awarded the re-compete of the INL Air Wing contract to another company. On September 11, 2016, we filed a protest with the GAO challenging the DoS agency’s award determination. On September 27, 2016, DynAviation finalized negotiations with the DoS Office of Acquisition Management regarding an extension of services on the INL Air Wing program and definitized an agreement for a one-year extension through October 31, 2017. On December 21, 2016, we were notified that the GAO denied our protest of the DoS agency’s award determination of the INL Air Wing contract to another company. On September 29, 2017, DynAviation finalized negotiations with the DoS Office of Acquisition Management regarding an extension of services for several locations on the INL Air Wing program and definitized an agreement for a six-month extension through April 30, 2018. On October 31, 2017, the U.S Court of Federal Claims issued a ruling dismissing our protest on the re-compete of the INL Air Wing contract. On November 14, 2017, we appealed that decision to the U.S. Court of Appeals for the Federal Circuit, where we continue to pursue legal recourse.
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
The Logistics Civil Augmentation Program IV ("LOGCAP IV") and War Reserve Material III ("WRM III") contracts are the most significant contracts within this segment. Under the LOGCAP IV program, which we perform under a single IDIQ contract, the U.S. Army contracts for us to perform selected services, operations and maintenance, engineering as well as construction and logistics predominately in the Middle East Theater to augment the U.S. Army, the U.S. Marine Corps and North Atlantic Treaty Organization ("NATO") forces and to release military units from combat service support missions or to fill the U.S. military resource shortfalls. Under the WRM III contract, the U.S. Air Force contracts the Company to perform, outload and reconstitute the prepositioned war reserve materiel in the U.S. Air Force Central Command Area of Responsibility as well as maintenance services on ground support equipment vehicles.

Current Operating Environment and Outlook
The following discussion is a supplement to and should be read in conjunction with the accompanying unaudited financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2017.
External Factors
Our business is primarily derived from U.S. government contracts to support U.S. national security and foreign policy objectives around the globe. Therefore, federal budgets and spending for these activities, as well as the alignment of capabilities with policy priorities, guide our ability to grow the business. In February, the Bipartisan Budget Act of 2018 became law. This new two-year budget agreement significantly increases defense spending in fiscal years 2018 and 2019. Specifically, the Bipartisan Budget Act of 2018 increased the defense spending caps mandated by the Budget Control Act of 2011 by $80 billion in fiscal year 2018 and $85 billion in fiscal year 2019. The new budget agreement provides near-term clarity and stability which sustains the current positive business environment and projected growth for the defense services sector.
In March, Congress passed the Consolidated Appropriations Act which provided fiscal year 2018 funding for the base budget, Overseas Contingency Operations ("OCO") funding and funding of other agencies and activities. Approximately $700 billion in fiscal year 2018 enacted funding aligns with the new budget spending caps and represents a 5% increase over the original fiscal year 2018 President’s Budget Request. Fiscal year 2018 Department of Defense Operations & Maintenance funding increased by $23 billion which represents approximately 10% growth over fiscal year 2017 and demonstrates a continued focus on recapturing current readiness and building future readiness. For fiscal year 2019, the President’s Budget Request for defense is $716 billion which also aligns with the new budget agreement and shows compounding increases in defense budgets.
Growth in the defense budget combined with the prioritization of readiness and ongoing operations aligns with our core offerings and favors continued growth. However, U.S. policy and budget decisions do not exist in a vacuum, and global events shape adjustments to policies, as well as the funding levels and mechanisms to support these shifts. External factors influencing the industry continue to include:

•	Disruptions to funding caused by a government shutdown or a continuing resolution;

•	Increased competition and opportunity caused by IDIQs and other bidding trends;

•	Readiness-driven requirements to maintain and sustain equipment;

•	Troop levels and tempo of operations in Afghanistan;

•	Conflicts in Iraq, Syria and the wider Middle East;

•	North Korea's nuclear program and challenging behavior; and

•	Russian aggression in Europe and the Middle East.
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
Current Business Environment
Our contract vehicles typically have a base period with multiple option periods. The majority of these periods are for a term of one year, as the contract duration is the period over which the parties have present enforceable rights. We also have a strong history of being awarded a majority of the contract options. Furthermore, the significance of any one contract can change as our business expands or contracts. Additionally, as contract modifications, contract extensions or other contract actions occur, the profitability of any one contract can become more or less significant to the Company. As contracts are re-competed, there is the potential for the size, contract type, contract structure or other contract elements to materially change from the original contract resulting in significant changes to the scope, scale, profitability or magnitude of accounts receivable of the new re-competed contract as compared to the original contract.
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

Notable Events for the three months ended March 31, 2018 and to date

•	In January 2018, the Company changed its three operating and reportable segments, DynLogistics, AELS and AOLC, to two operating and reportable segments: DynLogistics and DynAviation.

•
In February 2018, DynLogistics announced the award of a contract extension from the United States Army Contracting Command to provide advisory, training and mentoring services to the Afghanistan Ministry of Defense. The extension has a one-year base period with a total potential value of $54.2 million and two two-month options.

•
In February 2018, DynLogistics announced the award of a contract extension from the United States Army Contracting Command to provide advisory, training and mentoring services to the Afghanistan Ministry of Interior. The extension has a one-year base period with a total potential value of $67.2 million and two two-month options.

•
On March 7, 2018, DynLogistics announced the award of a contract modification to support the U.S. Army Garrison-Kwajalein Atoll ("USAG-KA") on the U.S. Army Pacific Command (“PACOM”) task order under the LOGCAP IV contract. The modification has a period of performance from March 1, 2018 to September 12, 2018 and a total potential value of $45.6 million.

•
On March 21, 2018, we made an additional principal payment of $54.9 million under the Excess Cash Flow requirement which satisfied the June 15, 2018 $22.5 million principal payment requirement on the Term Loan.

•
In March 2018, DynLogistics announced the award of the third option year on the Food Services task order under the ALiSS contract.  The task order has a one-year period of performance with a total potential task order value of $76.5 million.

•
In March 2018, DynAviation announced the award of the Contract Field Teams ("CFT") task order re-compete at the Davis-Monthan Air Force Base in Tucson, Arizona to provide maintenance on the 357th Aircraft Maintenance Unit's A-10 Thunderbolt aircraft. The re-compete has a one-year base period and one one-year option and a total potential value of $46.2 million.

•
In March 2018 and April 2018, DynLogistics announced a contract extension and expansion, respectively, to support material management and logistics services for the U.S. Army Corps of Engineers’ ("USACE") South Atlantic Division, Task Force Power Restoration in Puerto Rico on the Northcom task order under the LOGCAP IV contract. The extension and expansion has a total potential value of $24.9 million.

•
In March 2018, DynLogistics announced the award of the Camp Eggers Support Services task order under the ALiSS contract. The task order has a one-year base period and two one-year option periods and a total potential task order value of $13.4 million.

•
In April 2018, DynAviation was named a Large Company Awardee on the Worldwide Contractor Logistics Support (“WLSS-C”) IDIQ contract from the U.S. Army. The suite of multiple-award IDIQ contracts has a five-year base and one five-year option with a total potential contract value of $25.5 billion.

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
Our historical contract mix by type, as a percentage of revenue, is indicated in the table below.

	Three Months Ended
	March 31, 2018	March 31, 2017
Fixed-Price	42%	44%
Time-and-Materials	4%	5%
Cost-Reimbursement	54%	51%
Total	100%	100%
Cost-reimbursement type contracts typically perform at lower margins than other contract types but carry lower risk of loss. We anticipate cost-reimbursement and fixed-price type contracts will continue to represent a majority of our business for the remainder of calendar year 2018. The contract type indicated in the table above does not necessarily represent fixed or variable consideration under ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).
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
The following table sets forth our historical role as a prime and subcontractor, as a percentage of revenue.

	Three Months Ended
	March 31, 2018	March 31, 2017
Prime Contractor	97%	95%
Subcontractor	3%	5%
Total	100%	100%

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
The following table sets forth our approximate backlog as of the dates indicated:

	As Of
(Amounts in millions)	March 31, 2018	December 31, 2017
Funded backlog	$1,048	$968
Unfunded backlog	2,861	3,201
Total	$3,909	$4,169
The decrease in backlog as of March 31, 2018 was primarily due to revenue outpacing orders during the three months ended March 31, 2018.
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

Results of Operations

Consolidated Three Months Ended March 31, 2018 compared to the Three Months Ended March 31, 2017
Starting with this first quarter of calendar year 2018, we report the results of our operations using a basis where each quarterly period ends on the last day of the calendar quarter. This change will be made on a prospective basis and operating results for prior quarterly periods will not be adjusted. The following tables set forth our unaudited consolidated results of operations, both in dollars and as a percentage of revenue, for the three months ended March 31, 2018 and March 31, 2017.

	Three Months Ended
(Amounts in thousands)	March 31, 2018		March 31, 2017
Revenue	$534,293	100.0%	$459,872	100.0%
Cost of services	(465,423)	(87.1)	(399,477)	(86.9)
Selling, general and administrative expenses	(25,359)	(4.7)	(31,719)	(6.9)
Depreciation and amortization expense	(6,057)	(1.1)	(8,555)	(1.9)
Earnings from equity method investees	47	—	43	—
Operating income	37,501	7.1	20,164	4.3
Interest expense	(16,988)	(3.2)	(18,715)	(4.1)
Loss on early extinguishment of debt	(239)	—	—	—
Interest income	525	0.1	5	—
Other income, net	649	0.1	1,373	0.4
Income before income taxes	21,448	4.1	2,827	0.6
Provision for income taxes	(4,744)	(0.9)	(3,039)	(0.7)
Net income (loss)	16,704	3.2	(212)	(0.1)
Noncontrolling interests	(296)	(0.1)	(275)	(0.1)
Net income (loss) attributable to Delta Tucker Holdings, Inc.	$16,408	3.1	$(487)	(0.2)
Revenue — Revenue for the three months ended March 31, 2018 was $534.3 million, an increase of $74.4 million, or 16.2%, compared to $459.9 million for the three months ended March 31, 2017. The increase was primarily due to increased scope on the LOGCAP IV, ALiSS and T-6 COMBS programs and the new G4 Worldwide Logistics Support, CLS Transport and Naval Test Wing Pacific O-Level Maintenance ("Naval Test Wing Pacific") contracts. The increase in revenue was partially offset by lower volume on the INL Air Wing program. See further discussion of our revenue results in the "Results by Segment" section below.
Cost of services — Cost of services are comprised of direct labor, direct material, overhead, subcontractors, travel, supplies and other miscellaneous costs. Cost of services for the three months ended March 31, 2018 was $465.4 million, an increase of $65.9 million, or 16.5%, compared to the three months ended March 31, 2017. The increase in Cost of services was primarily driven by an increase in revenue, as discussed above. As a percentage of revenue, Cost of services increased to 87.1% for the three months ended March 31, 2018 compared to 86.9% for the three months ended March 31, 2017. See further discussion of the impact of program margins in the "Results by Segment" section below.
Selling, general and administrative expenses ("SG&A") — SG&A primarily relates to functions such as management, legal, financial accounting, contracts and administration, human resources, management information systems, purchasing, and business development. SG&A decreased by $6.4 million, or 20.1%, to $25.4 million during the three months ended March 31, 2018 primarily due to a reduction in consulting costs and our cost reduction initiatives. SG&A as a percentage of revenue decreased to 4.7% for the three months ended March 31, 2018 compared to 6.9% for the three months ended March 31, 2017 as a result of the decrease in SG&A and increase in revenue discussed above.
Depreciation and amortization — Depreciation and amortization during the three months ended March 31, 2018 was $6.1 million, a decrease of $2.5 million, or 29.2%, primarily due to the full amortization of our DoS customer-related intangible assets during calendar year 2017.
Earnings from equity method investees — Earnings from equity method investees include our proportionate share of the income of our equity method investees deemed to be operationally integral to our business, such as Partnership for Temporary Housing LLC (“PaTH”). We expect our earnings from equity method investees to remain minimal throughout the remainder of the year unless additional task orders are received by our joint ventures.

Interest expense — Interest expense for the three months ended March 31, 2018 was $17.0 million, a decrease of $1.7 million, or 9.2%, compared to the three months ended March 31, 2017. The decrease is primarily due to the redemption of the $39.3 million principal balance of the Senior Unsecured Notes in 2017, reduction in debt due to the $25.1 million Excess Cash Flow principal payment made April 4, 2017 and a reduction in issued letters of credit offset by an increase due to the PIK interest on our Second Lien Notes.
Loss on early extinguishment of debt — Loss on early extinguishment of debt was $0.2 million during the three months ended March 31, 2018 due to the $54.9 million Excess Cash Flow principal payment made on the Term Loan under the New Senior Credit Facility on March 21, 2018. Deferred financing costs associated with the additional prepayment were expensed and recorded to Loss on early extinguishment of debt. We did not make a principal payment during the three months ended March 31, 2017.
Other income, net — Other income, net consists primarily of sublease income, gains/losses from foreign currency, asset sales and other items. Other income, net during the three months ended March 31, 2018 was $0.6 million, a decrease of $0.7 million, due to a favorable settlement of a legacy customer liability recognized during the three months ended March 31, 2017.
Provision for income taxes — Our effective tax rate consists of federal and state statutory rates, certain permanent differences and discrete items. For the three months ended March 31, 2018 and March 31, 2017, we reported a tax provision of $4.7 million and $3.0 million, respectively. The effective tax rate for the three months ended March 31, 2018 and March 31, 2017 was 22.1%, and 107.5%, respectively. The effective tax rate for the three months ended March 31, 2017 was driven primarily by an increase to the valuation allowance. The effective tax rate for the three months ended March 31, 2018 was driven primarily by the increase in income before income taxes and the reduction to the federal corporate income tax rate from 35% to 21% effective January 1, 2018 from the Tax Act.

Results by Segment – Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017
Starting with this first quarter of calendar year 2018, we report the results of our operations using a basis where each quarterly period ends on the last day of the calendar quarter. The following tables set forth the revenue, both in dollars and as a percentage of our consolidated revenue, operating income and operating margin for our operating segments for the three months ended March 31, 2018 and March 31, 2017. See Note 10 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion.

	Three Months Ended
	March 31, 2018		March 31, 2017
(Amounts in thousands)	Revenue	% of Total Revenue	Revenue	% of Total Revenue
DynAviation	$317,232	59.4%	$287,948	62.7%
DynLogistics	217,524	40.7	172,358	37.4
Headquarters (1)	(463)	(0.1)	(434)	(0.1)
Consolidated revenue	$534,293	100.0	$459,872	100.0

	Operating Income (Loss)	Profit Margin (3)	Operating Income (Loss)	Profit Margin (3)
DynAviation	$25,934	8.2%	$18,946	6.6%
DynLogistics	19,306	8.9	17,500	10.2
Headquarters (2)	(7,739)		(16,282)
Consolidated operating income	$37,501		$20,164

(1)	Represents revenue earned on shared service arrangements for general and administrative services provided to unconsolidated joint ventures and elimination of intercompany items between segments.

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
DynAviation
Revenue of $317.2 million increased $29.3 million, or 10.2%, for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to the new CLS Transport and Naval Test Wing Pacific contracts and the T-6 COMBS contract. The increase in revenue was partially offset by decreased content on the INL Air Wing contract and the completion of the Multi Sensor Aerial Intelligence Surveillance and Reconnaissance ("MAISR") Operations and Sustainment program.
Operating income of $25.9 million for the three months ended March 31, 2018 as compared to $18.9 million for the three months ended March 31, 2017 was primarily due to more favorable terms on the T-6 COMBS contract, the performance on our Naval Test Wing Atlantic contract, the close out of Contract Field Teams task orders and productivity on our MD530 subcontract. Operating income of $18.9 million for the three months ended March 31, 2017 was primarily due to the performance of the INL Air Wing and TASM-O and Regional Aviation Sustainment Maintenance ("RASM-W") contracts, the performance of the MD530 subcontract and the completion of the Sheppard Air Force Base contract.
DynLogistics
Revenue of $217.5 million increased $45.2 million, or 26.2%, for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to increased scope on both the LOGCAP IV program and ALiSS contract and the G4 Worldwide Logistics Support contract, partially offset by the completion of the Philippines Operations Support ("POS") contract.
Operating income of $19.3 million for the three months ended March 31, 2018 as compared to $17.5 million for the three months ended March 31, 2017 was primarily due to higher volume on our LOGCAP IV program and ALiSS contract and the performance on the G4 Worldwide Logistics Support contract. Operating income of $17.5 million for the three months ended March 31, 2017 was primarily due to strong performance on our LOGCAP IV, ALiSS, Afghanistan Ministry of Defense and Afghanistan Ministry of Interior programs.

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
The credit agreement governing the New Senior Credit Facility contains an annual requirement to submit a portion of our Excess Cash Flow as additional principal payments, which amounts may be used to satisfy the $22.5 million principal payment on the Term Loan due no later than June 15, 2018. Based on our annual financial results for the year ended December 31, 2017 we made an additional principal payment as required under the Excess Cash Flow provisions of the New Senior Credit Facility of $54.9 million on March 21, 2018, which fully satisfied the June 15, 2018 $22.5 million principal payment requirement on the Term Loan.
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
Management believes Days Sales Outstanding ("DSO") is an appropriate way to measure our billing and collections effectiveness. DSO measures the efficiency in collecting our receivables as of the period end date and is calculated based on average daily revenue for the most recent quarter and accounts receivable and contract assets, net of contract liabilities and customer liabilities, as of the balance sheet date. DSO was 49 and 54 days as of March 31, 2018 and December 31, 2017, respectively, as we continued to focus on managing our customer payment cycles. We expect cash to continue to be impacted by operational working capital needs, potential acquisitions and interest and principal payments on our indebtedness.

Cash Flow Analysis

	Three Months Ended
(Amounts in thousands)	March 31, 2018	March 31, 2017
Net cash provided by (used in) operating activities	$8,049	$(15,048)
Net cash used in investing activities	(3,622)	(1,044)
Net cash used in financing activities	(55,154)	(79)
Cash Flows
Cash provided by operating activities during the three months ended March 31, 2018 was $8.0 million compared to cash used in operating activities of $15.0 million during the three months ended March 31, 2017. Cash provided by operating activities during the three months ended March 31, 2018 was primarily due to our net income and changes in working capital, driven by a reduction in account receivables and a decrease in accrued liabilities related to interest payments. Cash used in operating activities during the three months ended March 31, 2017 was primarily due to a reduction in accrued liabilities related to interest payments.
Cash used in investing activities during the three months ended March 31, 2018 was $3.6 million compared to $1.0 million during the three months ended March 31, 2017. Cash used in investing activities during the three months ended March 31, 2018 and March 31, 2017 was primarily due to purchases of capital assets and returns of capital from and contributions to GLS.
Cash used in financing activities during the three months ended March 31, 2018 was $55.2 million compared to $0.1 million during the three months ended March 31, 2017. Cash used in financing activities during the three months ended March 31, 2018 was primarily the result of our excess cash flow payment and dividend payments to noncontrolling interests, partially offset by a capital contribution provided by Cerberus. Cash used in financing activities during the three months ended March 31, 2017 was due to dividend payments to noncontrolling interests and a contribution provided by Cerberus.

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
As of March 31, 2018, the New Senior Credit Facility provided for the following:

•	a $127.3 million Term Loan;

•	a $85.8 million Revolver; and

•
up to $15.0 million in incremental revolving facilities provided by and at the discretion of certain non-debt fund affiliates that are controlled by Cerberus (as defined herein), which shall rank pari passu with, and be on the same terms as, the Revolver.

As of March 31, 2018 and December 31, 2017, the available borrowing capacity under the New Senior Credit Facility was approximately $65.5 million and included $20.3 million in issued letters of credit. Amounts borrowed under the Revolver are used to fund operations. As of March 31, 2018 and December 31, 2017 there were no amounts borrowed under the Revolver. Amounts borrowed under the Revolver are used to fund operations. The Revolver and the Term Loan mature on July 7, 2019 and July 7, 2020, respectively. See Note 8 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion.
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
As of March 31, 2018, the carrying amount of our Second Lien Notes was $381.8 million. Interest on the Second Lien Notes accrues at the rate of 11.875% per annum, comprised of 10.375% per annum in cash and 1.500% per annum payable in kind ("PIK," and such interest "PIK Interest"). The cash portion of the interest on the Second Lien Notes is payable in cash and the PIK

Interest on the Second Lien Notes is payable in kind, each semi-annually in arrears on January 1 and July 1, commencing on July 1, 2016. See Note 8 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information related to the Second Lien Notes.
The weighted-average interest rate as of March 31, 2018 for our debt, excluding the Cerberus 3L Notes, was 10.9%, excluding the impact of deferred financing fees. There were no interest rate hedges in place during the three months ended March 31, 2018.
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
Debt Covenants and Other Matters
The New Senior Credit Facility contains a number of financial, as well as non-financial, affirmative and negative covenants that we believe are usual and customary. Among other things, the New Senior Credit Facility requires us to maintain a maximum total leverage ratio and a minimum interest coverage ratio. The total leverage ratio is the ratio of Consolidated Total Debt, as defined in Amendment No. 5 (which definition excludes debt under the Cerberus 3L Notes), less unrestricted cash and cash equivalents (up to $75.0 million) to Consolidated EBITDA, as defined in Amendment No. 5, for the applicable period. The maximum total leverage ratio was 5.50 to 1.0 for the period ended March 31, 2018. The interest coverage ratio is the ratio of Consolidated EBITDA to Consolidated Interest Expense, as defined in Amendment No. 5 (which provides that interest expense with respect to the Cerberus 3L Notes is excluded). The minimum interest coverage ratio was 1.60 to 1.0 for the period ended March 31, 2018.
The New Senior Credit Facility requires, solely for the benefit of the lenders under the Revolver, for us to maintain minimum liquidity (based on availability of revolving credit commitments plus unrestricted cash and cash equivalents) as of the end of each fiscal quarter ending after December 31, 2017 of not less than $50 million. The credit agreement governing the New Senior Credit Facility also contains customary representations and warranties and events of default.
The Indenture contains a number of non-financial affirmative and negative covenants we believe are usual and customary. These covenants are subject to a number of important exceptions and qualifications as set forth in the Indenture. The Cerberus 3L Notes include non-financial affirmative and negative covenants consistent with the covenants set forth in the Second Lien Notes; provided that each “basket” or “cushion” set forth in the covenants is at least 25% less restrictive than the corresponding provision set forth in the Second Lien Notes.
We closely evaluate our expected ability to remain in compliance with our financial maintenance covenants. As of March 31, 2018 and December 31, 2017, we were in compliance with our financial maintenance covenants under the New Senior Credit Facility. We expect, based on current projections and estimates, to be in compliance with our covenants in the New Senior Credit Facility (including our financial maintenance covenants), and the covenants in the Second Lien Notes and the Cerberus 3L notes, further discussed below, for the next twelve months.

Non-GAAP Measures
We define EBITDA as Generally Accepted Accounting Principles ("GAAP") net income (loss) attributable to Delta Tucker Holdings, Inc. adjusted for interest expense, taxes and depreciation and amortization. Adjusted EBITDA is calculated by adjusting EBITDA for the items described in the table below. We use EBITDA and Adjusted EBITDA as supplemental measures in the evaluation of our business and believe that EBITDA and Adjusted EBITDA provide a meaningful measure of operational performance on a consolidated basis because they eliminate the effects of period to period changes in taxes, costs associated with capital investments and interest expense and are consistent with one of the measures we use to evaluate management’s performance for incentive compensation. In addition, Adjusted EBITDA as presented in the table below corresponds to the definition of Consolidated EBITDA used in the New Senior Credit Facility and/or the definition of EBITDA used in the Indenture governing the Second Lien Notes to test the permissibility of certain types of transactions, including debt incurrence. Neither EBITDA nor Adjusted EBITDA is a financial measure calculated in accordance with GAAP. Accordingly, they should not be considered in isolation or as substitutes for net income attributable to Delta Tucker Holdings, Inc. or other financial measures prepared in accordance with GAAP.
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

The following table provides a reconciliation of net income (loss) attributable to Delta Tucker Holdings, Inc. and EBITDA and Adjusted EBITDA for the periods included below:

Delta Tucker Holdings, Inc. Unaudited Adjusted EBITDA

	Three Months Ended
(Amounts in thousands)	March 31, 2018	March 31, 2017
Net income (loss) attributable to Delta Tucker Holdings, Inc.	$16,408	$(487)
Provision for income taxes	4,744	3,039
Interest expense, net of interest income	16,463	18,710
Depreciation and amortization (1)	6,820	8,898
EBITDA	44,435	30,160
Certain income/expense or gain/loss adjustments per our credit agreements (2)	2,980	(166)
Employee share based compensation, severance, relocation and retention expense (3)	373	1,130
Cerberus fees (4)	31	650
Global Advisory Group expenses (5)	—	5,160
Other (6)	(634)	(406)
Adjusted EBITDA	$47,185	$36,528

(1)	Includes certain depreciation and amortization amounts which are classified as Cost of services in our unaudited condensed consolidated statements of operations.

(2)	Includes certain unusual income and expense items, as defined in the Indenture and New Senior Credit Facility.

(3)	Includes post-employment benefit expense related to severance in accordance with ASC 712 - Compensation, relocation expenses, retention expense and share based compensation expense.

(4)	Includes Cerberus Operations and Advisory Company expenses, net of recovery.

(5)
Reflects Global Advisory Group cost incurred during the three months ended March 31, 2017 which we were able to add back to Adjusted EBITDA under the Indenture and New Senior Credit Facility in an aggregate amount up to a total of $30 million, which was fully utilized as of the second quarter of calendar year 2017.

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
On January 1, 2018, we updated our critical accounting policies due to adoption of ASU 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASC 606"), using the modified retrospective method. ASC 606 replaces numerous requirements in U.S. GAAP, including industry-specific requirements, and provides companies with a single revenue recognition model for recognizing revenue from contracts with customers. The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The impacts related to the adoption of ASC 606 on our portfolio of contracts primarily relate to the units of account and methods used to measure of progress toward satisfaction of a performance obligation. Previously, certain of our contracts that included multiple promises related to the transfer of goods or services to the customer were combined or segmented based on profit center and the requisite revenue was recognized by profit center using the percentage-of-completion method or completed-contract method. We now evaluate all promises in an arrangement to determine if they represent one or more distinct performance obligations. See "Revenue Recognition and Cost Estimation on Long-Term Contracts" in Note 1 to the financial statements for additional information regarding our revenue recognition accounting policies.
For a discussion of our critical accounting policies and estimates please refer to "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and the notes to the Delta Tucker Holdings, Inc. consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Any material changes to our accounting policies and estimates, from those described in our Annual Report on Form 10-K for the year ended December 31, 2017 are further discussed in Note 1.
Accounting Developments
The information regarding recent accounting pronouncements is included in Note 1.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There has been no significant change in our exposure to market risk during the three months ended March 31, 2018, except as described below. For discussion of our exposure to market risk, refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
Interest Rate Risk
We have interest rate risk primarily related to changes in interest rates on our variable rate debt. We manage our exposure to movements in interest rates through the use of a combination of fixed and variable rate debt.
As of March 31, 2018, we had 76.5% of our debt at a fixed rate and 23.5% at a variable rate. As of December 31, 2017, we had 69.3% of our debt at a fixed rate and 30.7% at a variable rate. Our Second Lien Notes, which had an aggregate principal amount of $381.8 million and $379.0 million, respectively, outstanding as of March 31, 2018 and December 31, 2017 and Cerberus 3L Notes, which had an aggregate principal amount of $32.8 million and $32.4 million, respectively, outstanding as of March 31, 2018 and December 31, 2017, represent our fixed rate debt.
Our Term Loan and Revolver represent our variable rate debt. As of March 31, 2018 and December 31, 2017, the balance of our Term Loan was $127.3 million and $182.3 million, respectively, and we had no borrowings under the Revolver. The Term Loan bears interest, based on our option, equal to either the Eurocurrency Rate or the Base Rate as described below, in each case, plus an applicable rate of (i) 6.00% in the case of Eurocurrency Rate loans and (ii) 5.00% in the case of Base Rate loans. The Revolver bears interest, based on our option, equal to either a Eurocurrency Rate or a Base Rate as described below plus (i) a range of 4.50% to 5.00% based on the First Lien Secured Leverage Ratio in the case of Base Rate loans and (ii) a range of 5.50% to 6.00% based on the First Lien Secured Leverage Ratio in the case of Eurocurrency Rate loans. The Eurocurrency Rate is the rate per annum equal to the London Interbank Offered Rate ("LIBOR") as published on the applicable Bloomberg screen page (or other commercially available source provisions quotations of LIBOR as designated by the Agent from time to time) two London Banking Days prior to the commencement of such interest period. The variable Eurocurrency Rate has as floor of 1.75%. The variable Base Rate is equal to the higher of (a) the Federal Funds Rate plus one half of one percent and (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America, N.A. as its prime rate; provided that in no event shall the Base Rate be less than 1.00% plus the Eurocurrency Rate applicable to one month interest periods on the date of determination of the Base Rate. The variable Base Rate has a floor of 2.75%. The Term Loan interest rate of 7.81% at March 31, 2018 was made up of a 6.00% applicable rate plus a Eurocurrency Rate of 1.81% and the Term Loan interest rate of 7.75% at December 31, 2017 was made up of a 6.00% applicable rate plus the Eurocurrency Rate floor of 1.75%. Under the New Senior Credit Facility, if we continue to have no outstanding Revolver borrowings, each 25 basis point increase in LIBOR over 1.75% would result in $0.3 million in additional interest expense annually. See Note 8 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

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

PART II. OTHER INFORMATION.

ITEM 1. LEGAL PROCEEDINGS.
Information related to various commitments and contingencies is described in Note 9 included elsewhere in this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS.
There have been no material changes in the risk factors from those described in "Risk Factors" disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5. OTHER INFORMATION.
On May 8, 2018, the Company's Board of Directors appointed Paul Miller as a member of both the Business Ethics and Compliance Committee and the Compensation Committee.

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

Date:	May 14, 2018	DELTA TUCKER HOLDINGS, INC.

/s/ William T. Kansky
William T. Kansky
Senior Vice President and Chief Financial Officer