Form 10-Q
period 2018-06-30
Delta Tucker Holdings, Inc.
filed 2018-08-06
CIK 1514226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☑
As of August 6, 2018, the registrant had 100 shares of its Class A common stock outstanding.

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

•
the ability to refinance, amend or generate sufficient cash to repay our New Senior Credit Facility, consisting of our Revolver (as defined herein) and Term Loan (as defined herein) maturing on July 7, 2019 and July 7, 2020, respectively, or to refinance, amend or repay our other indebtedness, including any future indebtedness, which may force us to take other actions to satisfy our obligations under our indebtedness, which may not be successful;

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
Included in this Quarterly Report are our unaudited condensed consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2018 and June 30, 2017, the related statements of deficit and cash flows for the six months ended June 30, 2018 and June 30, 2017 and the unaudited condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017.

PART I. FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS.

Delta Tucker Holdings, Inc.
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
(Amounts in thousands)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Revenue	$550,361	$474,288	$1,084,654	$934,159
Cost of services	(476,598)	(409,652)	(942,021)	(809,128)
Selling, general and administrative expenses	(24,670)	(27,168)	(50,029)	(58,886)
Depreciation and amortization expense	(5,974)	(8,589)	(12,031)	(17,144)
Earnings from equity method investees	222	10	269	52
Operating income	43,341	28,889	80,842	49,053
Interest expense	(16,083)	(17,764)	(33,071)	(36,479)
Loss on early extinguishment of debt	—	(24)	(239)	(24)
Interest income	408	19	933	24
Other income, net	492	144	1,141	1,517
Income before income taxes	28,158	11,264	49,606	14,091
Provision for income taxes	(3,140)	(5,300)	(7,884)	(8,339)
Net income	25,018	5,964	41,722	5,752
Noncontrolling interests	(209)	(288)	(505)	(563)
Net income attributable to Delta Tucker Holdings, Inc.	$24,809	$5,676	$41,217	$5,189
See notes to unaudited condensed consolidated financial statements

Delta Tucker Holdings, Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
(Amounts in thousands)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net income	$25,018	$5,964	$41,722	$5,752
Other comprehensive income, net of tax:
Foreign currency translation adjustment	(29)	4	(28)	16
Other comprehensive (loss) income, before tax	(29)	4	(28)	16
Income tax benefit (expense) related to items of other comprehensive income (loss)	6	(2)	6	(6)
Other comprehensive (loss) income	(23)	2	(22)	10
Comprehensive income	24,995	5,966	41,700	5,762
Comprehensive loss attributable to noncontrolling interests	(209)	(288)	(505)	(563)
Comprehensive income attributable to Delta Tucker Holdings, Inc.	$24,786	$5,678	$41,195	$5,199

See notes to unaudited condensed consolidated financial statements

Delta Tucker Holdings, Inc.
Unaudited Condensed Consolidated Balance Sheets

	As Of
(Amounts in thousands, except share data)	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$218,853	$168,250
Accounts receivable, net of allowances of $9,322 and $10,142 respectively	149,268	352,550
Contract assets	169,416	—
Prepaid expenses and other current assets	35,667	52,542
Total current assets	573,204	573,342
Property and equipment, net	23,291	23,568
Goodwill	42,093	42,093
Tradenames, net	28,536	28,536
Other intangibles, net	44,049	55,302
Long-term deferred taxes	809	369
Other assets, net	10,892	12,507
Total assets	$722,874	$735,717
LIABILITIES
Current liabilities:
Current portion of long-term debt, net	$—	$53,652
Accounts payable	100,818	109,396
Accrued payroll and employee costs	85,929	105,391
Contract liabilities	53,975	—
Accrued liabilities	73,823	98,684
Income taxes payable	13,796	18,401
Total current liabilities	328,341	385,524
Long-term debt, net	532,318	527,039
Other long-term liabilities	12,120	13,081
Total liabilities	872,779	925,644
DEFICIT
Common stock, $0.01 par value – 1,000 shares authorized and 100 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	—	—
Additional paid-in capital	596,694	596,393
Accumulated deficit	(751,568)	(791,445)
Accumulated other comprehensive loss	(426)	(404)
Total deficit attributable to Delta Tucker Holdings, Inc.	(155,300)	(195,456)
Noncontrolling interests	5,395	5,529
Total deficit	(149,905)	(189,927)
Total liabilities and deficit	$722,874	$735,717
See notes to unaudited condensed consolidated financial statements

Delta Tucker Holdings, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended
(Amounts in thousands)	June 30, 2018	June 30, 2017
Cash flows from operating activities
Net income	$41,722	$5,752
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,721	17,925
Loss on early extinguishment of debt	239	24
Amortization of deferred loan costs and original issue discount	2,665	2,695
Allowance for losses on accounts receivable and other noncash gains or losses	(1,441)	—
Earnings from equity method investees	(269)	(52)
Distributions from equity method investees	—	222
Deferred income taxes	(440)	236
Other, including paid in kind interest	3,092	(21)
Changes in assets and liabilities:
Accounts receivable and contract assets	33,967	(22,602)
Prepaid expenses and other current assets	14,794	11,429
Accounts payable, accrued liabilities and contract liabilities	2,384	(18,915)
Income taxes payable	(4,672)	2,967
Net cash provided by (used in) operating activities	105,762	(340)
Cash flows from investing activities
Purchase of property and equipment	(6,160)	(2,674)
Proceeds from sale of property and equipment	13	536
Purchase of software	(41)	(400)
Return of capital from equity method investees	6,595	1,769
Contributions to equity method investees	(200)	(2,050)
Net cash provided by (used in) investing activities	207	(2,819)
Cash flows from financing activities
Payments on senior secured credit facility	(54,943)	(25,114)
Payment to bondholders of senior unsecured notes	—	(39,319)
Equity contribution from affiliates of Cerberus	200	40,799
Payment of dividends to noncontrolling interests	(623)	(179)
Net cash used in financing activities	(55,366)	(23,813)
Net increase (decrease) in cash, cash equivalents and restricted cash	50,603	(26,972)
Cash, cash equivalents and restricted cash, beginning of period	168,250	125,882
Cash, cash equivalents and restricted cash, end of period	$218,853	$98,910

Income taxes paid, net of receipts	$13,072	$5,227
Interest paid	$26,375	$31,961
See notes to unaudited condensed consolidated financial statements

Delta Tucker Holdings, Inc.
Unaudited Condensed Consolidated Statements of Deficit

(Amounts in thousands)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Deficit Attributable to Delta Tucker Holdings, Inc.	Noncontrolling Interest	Total Deficit
Balance at December 31, 2016	—	$—	$555,163	$(822,045)	$(510)	$(267,392)	$5,455	$(261,937)
Share based compensation, net	—	—	29	—	—	29	—	29
Comprehensive income attributable to Delta Tucker Holdings, Inc.	—	—	—	5,189	10	5,199	563	5,762
Capital contribution	—	—	40,799	—	—	40,799	—	40,799
DIFZ financing, net of tax	—	—	(17)	—	—	(17)	—	(17)
Dividends declared to noncontrolling interests	—	—	—	—	—	—	(544)	(544)
Balance at June 30, 2017	—	$—	$595,974	$(816,856)	$(500)	$(221,382)	$5,474	$(215,908)

(Amounts in thousands)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Deficit Attributable to Delta Tucker Holdings, Inc.	Noncontrolling Interest	Total Deficit
Balance at December 31, 2017	—	$—	$596,393	$(791,445)	$(404)	$(195,456)	$5,529	$(189,927)
Adjustment due to adoption of ASC 606	—	—	—	(1,340)	—	(1,340)	—	(1,340)
Share based compensation, net	—	—	54	—	—	54	—	54
Comprehensive income attributable to Delta Tucker Holdings, Inc.	—	—	—	41,217	(22)	41,195	505	41,700
Capital contribution	—	—	200	—	—	200	—	200
DIFZ financing, net of tax	—	—	47	—	—	47	—	47
Dividends declared to noncontrolling interests	—	—	—	—	—	—	(639)	(639)
Balance at June 30, 2018	—	$—	$596,694	$(751,568)	$(426)	$(155,300)	$5,395	$(149,905)
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
In the opinion of management, normal recurring adjustments necessary to fairly present our financial position as of June 30, 2018 and December 31, 2017, the results of operations and statements of comprehensive income for the three and six months ended June 30, 2018 and June 30, 2017 and the statements of deficit and cash flows for the six months ended June 30, 2018 and June 30, 2017 have been included. The results of operations and statements of comprehensive income for the three and six months ended June 30, 2018 and June 30, 2017 and the statements of deficit and cash flows for the six months ended June 30, 2018 and June 30, 2017 are not necessarily indicative of the results to be expected for the full calendar year or for any future periods. We use estimates and assumptions required for preparation of the financial statements. The estimates are primarily based on historical experience and business knowledge and are revised as circumstances change. Our actual results may differ from these estimates. The unaudited condensed consolidated financial statements include the accounts of both our domestic and foreign subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
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
The gross favorable and unfavorable adjustments to income before income taxes below reflect changes in contract estimates during each reporting period, excluding new or completed contracts where no comparative estimates exist between reporting periods. Amounts during the three and six months ended June 30, 2017 are presented under ASC 605, and the amounts during the three and sixth months ended June 30, 2018 are presented under ASC 606, due to the adoption of ASC 606 on January 1, 2018 using the modified retrospective method.

	Three Months Ended		Six Months Ended
(Amounts in millions)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Gross favorable adjustments	$14.8	$10.0	$18.9	$17.3
Gross unfavorable adjustments	(2.0)	(3.4)	(1.7)	(3.2)
Net adjustments	$12.8	$6.6	$17.2	$14.1
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
Recently Adopted Accounting Standards
In November 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-18 clarifies the guidance on the cash flow classification and presentation of changes in restricted cash or restricted cash equivalents. The Company elected to adopt ASU 2016-18 during the fourth quarter of calendar year 2017 and therefore, amounts generally described as restricted cash or restricted cash equivalents are now included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flow. The Company recasted its statement of cash flows for the six months ended June 30, 2017.
Our statement of cash flows explains the change in the total of cash, cash equivalents, and restricted cash. The following table provides a reconciliation of cash and cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of such amounts in the consolidated statements of cash flows:

Six Months Ended
(Amounts in thousands)	June 30, 2017
Beginning of period
Cash and cash equivalents	$118,218
Restricted cash	7,664
Total cash, cash equivalents and restricted cash, beginning of period	125,882

End of period
Cash and cash equivalents	98,910
Restricted cash	—
Total cash, cash equivalents and restricted cash, end of period	98,910

Net decrease in cash, cash equivalents and restricted cash	$(26,972)
The following table illustrates changes in the Company's Condensed Consolidated Statements of Cash Flows as reported and as previously reported prior to the adoption of ASU 2016-18 in the fourth quarter of calendar year 2017:

	Six Months Ended
	June 30, 2017
	As Reported	As Previously Reported
(Amounts in thousands)
Net cash (used in) provided by operating activities	$(340)	$267
Net cash (used in) provided by investing activities	(2,819)	4,238
Net cash used in financing activities	(23,813)	(23,813)
Net decrease in cash, cash equivalents and restricted cash (1)	(26,972)	(19,308)
Cash, cash equivalents and restricted cash, beginning of period (1)	125,882	118,218
Cash, cash equivalents and restricted cash, end of period (1)	98,910	98,910
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
Recently Issued Accounting Developments
In February 2016, the FASB issued ASU No. 2016-02, Leases. The guidance in ASU 2016-02 supersedes the lease recognition requirements in ASC Topic 840, Leases. ASU 2016-02 requires an entity to recognize right-of-use assets and lease liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. Entities are required to adopt ASU 2016-02 using a modified retrospective approach, subject to certain optional practice expedients, and apply the provisions of ASU 2016-02 to leasing arrangements existing at or entered into after the earliest comparative period presented in the financial statements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The new standard will be effective for the Company in the first quarter of calendar year 2019. The Company has established a cross-functional team of key stakeholders for implementing the new standard. As part of the Company’s assessment and implementation plan, the Company is performing a completeness assessment over the lease population, analyzing the practical expedients and assessing opportunities to make certain changes to its business policies, processes, systems and internal controls in order to determine the best implementation strategy. Based on a preliminary assessment, the Company expects that most of its operating lease commitments will be subject to the new guidance and recognized as right-of-use assets and lease liabilities upon adoption, resulting in a material impact to our total assets and total liabilities on the consolidated balance sheets. The Company has not yet determined the impact of the adoption of ASU 2016-02 on its results of operations and cash flows. The Company is continuing its assessment, which may identify additional impacts that this standard will have on its consolidated financial statements and related disclosures.
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
Other accounting standards updates effective after June 30, 2018 are not expected to have a material effect on our consolidated financial position or results of operations and cash flows for the period ended June 30, 2018.

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
Revenue is recognized over time upon contract specifications. The method utilized to measure performance progress reflects the best depiction of control to the customer. If consideration is considered fixed, revenue is recognized over time using the cost-to-cost-method to measure performance progress. If consideration is considered variable, revenue is recognized as performance occurs. In instances where the contract structure is time-and-materials, the Company may utilize the practical expedient allowing the recognition of revenue in the amount at which the Company invoices as the invoiced amounts correspond directly with the value provided to the customer and to which it is entitled to payment for performance to date. The Company is electing the practical expedient on not disclosing remaining performance obligations as the Company's performance obligations, with one exception, have an original expected duration of one year or less. The contract exception relates to a contract executed during the quarter ended June 30, 2018 which has a 30 month term with a remaining performance obligation of $214.9 million as of June 30, 2018. We expect to recognize approximately 30% and 75% of our June 30, 2018 backlog as revenue over the next 12 and 24 months, respectively, with the remainder to be recognized thereafter. In addition, we received a $45.1 million advance payment on this contract which is included in Contract liabilities.
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

Disaggregation of Revenue
The following tables represent revenues disaggregated by customer-type and contract-type and include a reconciliation of the disaggregated revenue with reportable segments for the three and six months ended June 30, 2018:

	Under ASC 606
	Three months ended June 30, 2018
(Amounts in thousands)	DynAviation	DynLogistics	Headquarters / Other	Total
Customer
DOD	$242,439	$215,635	$—	$458,074
DOS	41,703	33,209	—	74,912
Other	13,312	2,402	1,661	17,375
Total revenue	$297,454	$251,246	$1,661	$550,361

Contract Type
Fixed-Price	$120,434	$73,826	$588	$194,848
Time-and-Materials	21,747	1,363	70	23,180
Cost-Reimbursement	155,273	176,057	1,003	332,333
Total revenue	$297,454	$251,246	$1,661	$550,361

	Under ASC 606
	Six months ended June 30, 2018
(Amounts in thousands)	DynAviation	DynLogistics	Headquarters / Other	Total
Customer
DOD	$484,414	$399,284	$—	$883,698
DOS	100,198	65,123	—	165,321
Other	30,074	4,363	1,198	35,635
Total revenue	$614,686	$468,770	$1,198	$1,084,654

Contract Type
Fixed-Price	$263,930	$144,087	$451	$408,468
Time-and-Materials	43,386	2,519	51	45,956
Cost-Reimbursement	307,370	322,164	696	630,230
Total revenue	$614,686	$468,770	$1,198	$1,084,654

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

Impact of New Revenue Guidance on Financial Statement Line Items
The following tables compare the reported condensed consolidated statement of operations, comprehensive income and cash flows for the three and six months ended June 30, 2018 and the condensed consolidated balance sheet as of June 30, 2018, to the pro-forma amounts had the previous guidance been in effect.
Consolidated Statements of Operations

	Three months ended June 30, 2018		Six months ended June 30, 2018
(Amounts in thousands)	As reported	Pro forma as if the previous accounting guidance was in effect	As reported	Pro forma as if the previous accounting guidance was in effect
Revenue	$550,361	$554,357	$1,084,654	$1,089,731
Cost of services	(476,598)	(476,598)	(942,021)	(942,016)
Selling, general and administrative expenses	(24,670)	(24,670)	(50,029)	(50,029)
Depreciation and amortization expense	(5,974)	(5,974)	(12,031)	(12,031)
Earnings from equity method investees	222	222	269	269
Operating income	43,341	47,337	80,842	85,924
Interest expense	(16,083)	(16,083)	(33,071)	(33,071)
Loss on early extinguishment of debt	—	—	(239)	(239)
Interest income	408	408	933	933
Other income, net	492	492	1,141	1,141
Income before income taxes	28,158	32,154	49,606	54,688
Provision for income taxes	(3,140)	(3,642)	(7,884)	(8,649)
Net income	25,018	28,512	41,722	46,039
Noncontrolling interests	(209)	(209)	(505)	(505)
Net income attributable to Delta Tucker Holdings, Inc.	$24,809	$28,303	$41,217	$45,534
The following summarizes the significant changes on the Company's condensed consolidated statement of operations for the three and six months ended June 30, 2018 as a result of the adoption of ASC 606 on January 1, 2018 compared to if the Company had continued to recognize revenues under ASC 605. The effect of the change was primarily driven by the change in period of performance of our contracts under ASC 605 as compared to ASC 606 and the impact of timing of recognition on variable consideration on certain contracts. The remaining impacts were not material.

Consolidated Statements of Comprehensive Income

	Three months ended June 30, 2018		Six months ended June 30, 2018
(Amounts in thousands)	As reported	Pro forma as if the previous accounting guidance was in effect	As reported	Pro forma as if the previous accounting guidance was in effect
Net income	$25,018	$28,512	$41,722	$46,039
Other comprehensive income, net of tax:
Foreign currency translation adjustment	(29)	(29)	(28)	(28)
Other comprehensive (loss) income, before tax	(29)	(29)	(28)	(28)
Income tax benefit related to items of other comprehensive (loss) income	6	6	6	6
Other comprehensive loss	(23)	(23)	(22)	(22)
Comprehensive income	24,995	28,489	41,700	46,017
Comprehensive income attributable to noncontrolling interests	(209)	(209)	(505)	(505)
Comprehensive income attributable to Delta Tucker Holdings, Inc.	$24,786	$28,280	$41,195	$45,512
The Company's statements of comprehensive income were only impacted by the change in net income due to the adoption of ASC 606.

Consolidated Balance Sheets

	As of June 30, 2018
(Amounts in thousands)	As reported	Pro forma as if the previous accounting guidance was in effect
Current assets:
Cash and cash equivalents	$218,853	$218,853
Accounts receivable, net of allowances of $9,322	149,268	323,302
Contract assets	169,416	—
Prepaid expenses and other current assets	35,667	35,667
Total current assets	573,204	577,822
Property and equipment, net	23,291	23,291
Goodwill	42,093	42,093
Tradenames, net	28,536	28,536
Other intangibles, net	44,049	44,049
Long-term deferred taxes	809	809
Other assets, net	10,892	10,892
Total assets	$722,874	$727,492

Current liabilities:
Current portion of long-term debt, net	$—	$—
Accounts payable	100,818	100,818
Accrued payroll and employee costs	85,929	85,929
Contract liabilities	53,975	—
Accrued liabilities	73,823	125,993
Income taxes payable	13,796	14,562
Total current liabilities	328,341	327,302
Long-term debt, net	532,318	532,318
Other long-term liabilities	12,120	12,120
Total liabilities	872,779	871,740

Common stock, $0.01 par value – 1,000 shares authorized and 100 shares issued and outstanding at June 30, 2018	—	—
Additional paid-in capital	596,694	596,694
Accumulated deficit	(751,568)	(745,911)
Accumulated other comprehensive loss	(426)	(426)
Total deficit attributable to Delta Tucker Holdings, Inc.	(155,300)	(149,643)
Noncontrolling interests	5,395	5,395
Total deficit	(149,905)	(144,248)
Total liabilities and deficit	$722,874	$727,492

Total reported assets were $4.6 million greater than total assets in the pro-forma balance sheet, which assumes the previous guidance remained in effect as of June 30, 2018. This was largely due to the change in period of performance of our contracts under ASC 605 as compared to ASC 606 and the impact of timing of recognition on variable consideration on certain contracts.
Total reported liabilities were $1.0 million less than total liabilities in the pro-forma balance sheet, which assumes the previous guidance remained in effect as of June 30, 2018. This was primarily due to the change in amounts received from customers in excess of revenue recognized. The remaining impacts were not material.

Consolidated Statements of Cash Flows

	Six months ended June 30, 2018
(Amounts in thousands)	As reported	Pro forma as if the previous accounting guidance was in effect
Cash flows from operating activities
Net income	$41,722	$46,039
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,721	13,721
Loss on early extinguishment of debt	239	239
Amortization of deferred loan costs and original issue discount	2,665	2,665
Allowance for losses on accounts receivable and other noncash gains or losses	(1,441)	(1,441)
Earnings from equity method investees	(269)	(269)
Deferred income taxes	(440)	(440)
Other, including paid in kind interest	3,092	3,092
Changes in assets and liabilities:
Accounts receivable and contract assets	33,967	30,690
Prepaid expenses and other current assets	14,794	14,794
Accounts payable, accrued liabilities and contract liabilities	2,384	579
Income taxes payable	(4,672)	(3,907)
Net cash provided by operating activities	105,762	105,762
Cash flows from investing activities
Purchase of property and equipment	(6,160)	(6,160)
Proceeds from sale of property and equipment	13	13
Purchase of software	(41)	(41)
Return of capital from equity method investees	6,595	6,595
Contributions to equity method investees	(200)	(200)
Net cash provided by investing activities	207	207
Cash flows from financing activities
Payments on senior secured credit facility	(54,943)	(54,943)
Equity contribution from affiliates of Cerberus	200	200
Payment of dividends to noncontrolling interests	(623)	(623)
Net cash used in financing activities	(55,366)	(55,366)
Net increase in cash, cash equivalents and restricted cash	50,603	50,603
Cash, cash equivalents and restricted cash, beginning of period	168,250	168,250
Cash, cash equivalents and restricted cash, end of period	$218,853	$218,853
The adoption of ASC 606 had no impact on the totals of the Company's cash flows from operating, investing and financing activities.

Note 3 — Composition of Certain Financial Statement Captions
The following tables present financial information of certain consolidated balance sheet captions.
Prepaid expenses and other current assets

	As Of
(Amounts in thousands)	June 30, 2018	December 31, 2017
Prepaid expenses	$27,395	$38,423
Inventories, net	6,448	8,240
Work-in-process inventory	401	520
Joint venture receivables	29	29
Other current assets	1,394	5,330
Total prepaid expenses and other current assets	$35,667	$52,542
Prepaid expenses include prepaid insurance, prepaid vendor deposits, and prepaid rent, none of which individually exceed 5% of current assets. The reduction in prepaid expenses is primarily due to the timing of insurance payments. Inventory is valued at the lower of cost or net realizable value.
Property and equipment, net

	As Of
(Amounts in thousands)	June 30, 2018	December 31, 2017
Aircraft	$3,868	$3,868
Computers and related equipment	9,397	7,967
Leasehold improvements	17,632	17,614
Office furniture and fixtures	4,190	4,184
Vehicles	14,056	12,659
Gross property and equipment	49,143	46,292
Less accumulated depreciation	(25,852)	(22,724)
Total property and equipment, net	$23,291	$23,568
As of June 30, 2018 and December 31, 2017, Property and equipment, net, included the accrual for property additions of $2.5 million and $4.4 million, respectively. Depreciation expense classified as Cost of services, was $1.5 million and $3.2 million during the three and six months ended June 30, 2018, respectively. Depreciation expense classified as Cost of services, was $1.0 million and $2.0 million during the three and six months ended June 30, 2017, respectively.
Other assets, net

	As Of
(Amounts in thousands)	June 30, 2018	December 31, 2017
Investment in affiliates	$2,170	$5,746
Palm promissory note, long-term portion	1,798	1,876
Other	6,924	4,885
Total other assets, net	$10,892	$12,507
Accrued payroll and employee costs

	As Of
(Amounts in thousands)	June 30, 2018	December 31, 2017
Wages, compensation and other benefits	$69,102	$90,583
Accrued vacation	15,639	13,625
Accrued contributions to employee benefit plans	1,188	1,183
Total accrued payroll and employee costs	$85,929	$105,391

Accrued liabilities

	As Of
(Amounts in thousands)	June 30, 2018	December 31, 2017
Customer liabilities	$14,101	$23,486
Accrued insurance	15,434	23,793
Accrued interest	23,307	23,194
Contract losses	1,657	2,660
Legal reserves	4,764	9,233
Joint venture payables	2,550	—
Other	12,010	16,318
Total accrued liabilities	$73,823	$98,684
We adopted ASC 606, Revenue from Contracts with Customers, as of January 1, 2018 using the modified retrospective approach. Due to the adoption of ASC 606, amounts received from customers in excess of revenue recognized previously presented within customer liabilities in Total accrued liabilities for the year ended December 31, 2017, have prospectively been presented as Contract liabilities within the Company's consolidated balance sheets without restatement to prior periods. See Note 6 for further discussion.
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
Other long-term liabilities
As of June 30, 2018 and December 31, 2017, Other long-term liabilities were $12.1 million and $13.1 million, respectively. Other long-term liabilities are primarily due to our long-term incentive bonus plan and nonqualified unfunded deferred compensation plan of $2.6 million and $3.3 million as of June 30, 2018 and December 31, 2017, respectively, and a long-term leasehold obligation related to our Tysons Corner facility in McLean, Virginia, of $2.6 million and $2.8 million as of June 30, 2018 and December 31, 2017, respectively. Other long-term liabilities also include an uncertain tax benefit of $3.5 million as of June 30, 2018 and December 31, 2017. See Note 5 for further discussion.

Note 4 — Goodwill and Other Intangible Assets
In January 2018, the Company amended its organizational structure to improve efficiencies within existing businesses, capitalize on new opportunities, continue international growth and expand commercial business. The Company’s three operating and reporting segments, Aviation Engineering, Logistics and Sustainment ("AELS"), Aviation Operations and Life Cycle Management ("AOLC") and DynLogistics, were re-aligned into two operating and reporting segments by combining AELS and AOLC into DynAviation with DynLogistics continuing to operate as a separate segment. Our two operating and reporting segments provide services domestically and in foreign countries primarily under contracts with the U.S. government. Each operating and reportable segment is its own reporting unit and only the DynLogistics reporting unit had a goodwill balance as of June 30, 2018, which we assess for potential goodwill impairment. The carrying amount of goodwill for DynLogistics was $42.1 million as of both June 30, 2018 and December 31, 2017.
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
During the six months ended June 30, 2018, we did not have a triggering event in any of our reporting units.
Amortization expense for customer-related intangibles, other intangibles and finite-lived tradenames was $5.4 million and $10.6 million for the three and six months ended June 30, 2018, respectively. Amortization expense for customer-related intangibles, other intangibles and finite-lived tradenames was $8.0 million and $16.0 million for the three and six months ended June 30, 2017, respectively.
Other intangibles are primarily representative of our capitalized software which had a net carrying value of $2.2 million and $3.2 million as of June 30, 2018 and December 31, 2017, respectively.
Estimated aggregate future amortization expense for finite lived assets subject to amortization are $10.9 million for the six months ending December 31, 2018, $21.6 million in 2019, $11.3 million in 2020, $0.2 million in 2021, $0.0 million in 2022 and $0.0 million thereafter.

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
The domestic and foreign components of Income before income taxes are as follows:

	Three Months Ended		Six Months Ended
(Amounts in thousands)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Domestic	$27,649	$9,442	$49,081	$12,226
Foreign	509	1,822	525	1,865
Income before income taxes	$28,158	$11,264	$49,606	$14,091
Non-current deferred tax assets, net, was $0.8 million and $0.4 million as of June 30, 2018 and December 31, 2017, respectively.
Our effective tax rate ("ETR") was 11.1% and 15.9% for the three and six months ended June 30, 2018, respectively. Our ETR was 47.1% and 59.2% for the three and six months ended June 30, 2017, respectively. For the three and six months ended June 30, 2018, the ETR was primarily driven by an increase in income before income taxes and a decrease in the corporate federal tax rate effective January 1, 2018.
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
While we anticipate that the Tax Act will result in the Company enhancing its ability to recognize existing deferred tax assets in the future, the Company also anticipates that the Tax Act will create new deferred tax assets that will be subject to future valuation allowance. As such, the Company will remain in a valuation allowance on most domestic deferred tax assets for the period ended June 30, 2018 but will assess the need for valuation allowance each period. As of June 30, 2018 and December 31, 2017, our valuation allowance was $62.5 million and $66.6 million, respectively.
As of June 30, 2018 and December 31, 2017, we had $2.8 million of total unrecognized tax benefits of which $2.7 million would impact our effective tax rate if recognized. We do not expect the unrecognized tax benefit and any related interest or penalties to be settled within the next twelve months.
During the six months ended June 30, 2018, we made no estimated federal income tax payments. All of our income taxes paid or refunds received during the six months ended June 30, 2018 were related to foreign jurisdictions.
During the six months ended June 30, 2018, a tax assessment from the Saudi Arabia Tax Authority ("GAZT") was received, seeking approximately $7.7 million in taxes and penalties specific to an existing audit of a branch location for periods between 2002 to 2013. We filed an initial appeal on the assessment with the GAZT and we previously established an accrual for the more likely than not amount of the estimated tax liability. We will continue to monitor and our estimate for the potential tax liability has not changed.

Note 6 — Contract Balances
Our contract balances consist of accounts receivable, contract assets and contract liabilities.
We adopted ASC 606, Revenue from Contracts with Customers, as of January 1, 2018 using the modified retrospective approach. Due to the adoption of ASC 606, amounts previously presented as unbilled receivables in Accounts receivable, net of allowances, for the year ended December 31, 2017, have prospectively been presented as Contract assets within the Company's consolidated balance sheets without restatement to prior periods. Contract assets primarily consist of unbilled receivables which represent rights to consideration for work completed but not billed as of the reporting date. The balance of unbilled receivables consists of costs and fees that are: (i) billable immediately; (ii) billable on contract completion; or (iii) billable upon other specified events, such as the resolution of a request for equitable adjustment or formal claim. Contract assets as of June 30, 2018 include $23.8 million related to costs incurred on projects for which we are awaiting final funding, definitization or other contract actions in order for us to bill our customer. As of December 31, 2017, unbilled accounts receivable included $12.0 million related to costs incurred on projects for which we are awaiting final funding, definitization or other contract actions in order for us to bill our customer. As of June 30, 2018 and December 31, 2017, we had one contract claim outstanding totaling $2.7 million, net of reserves. We do not believe we have significant exposure to credit risk as our receivables are primarily with the U.S. government.
Due to the adoption of ASC 606, amounts previously presented as customer liabilities in Total accrued liabilities for the year ended December 31, 2017, have prospectively been presented as Contract liabilities within the Company's consolidated balance sheets without restatement to prior periods. Contract liabilities represent advanced payments, billings in excess of costs and earnings, and deferred revenue amounts. These current and noncurrent contract liabilities are transferred to contract assets once the performance progress has occurred. Contract assets and liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period.
Our contract balances consisted of the following:

(Amounts in thousands)	June 30, 2018	December 31, 2017	$ Change
Accounts receivable, net of allowances	$149,268	$160,770	$(11,502)
Unbilled accounts receivable	—	191,780	(191,780)
Contract assets	169,416	—	169,416
Contract liabilities	53,975	—	53,975
During the six months ended June 30, 2018:

•	we reclassified $191.8 million of Unbilled accounts receivable to Contract assets due to the implementation of ASC 606;

•
we increased Contract assets by $1.1 billion due to the recognition of revenue in calendar year 2018, which included adjustments for changes in estimates arising from a change in the measure of progress, a change in an estimate of the transaction price or contract modifications;

•	we reclassified $1.1 billion of Contract assets to Accounts receivable when the right to consideration became unconditional;

•	we recognized revenue of $3.4 million related to our Contract liabilities as of January 1, 2018.
Our allowance for doubtful accounts was $9.3 million as of June 30, 2018 compared to $10.1 million as of December 31, 2017, and is primarily due to outstanding receivables where we operated under a subcontract for a prime contractor on a U.S. government program that ended December 31, 2014. See Note 9 for further discussion.

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
Our estimate of the fair value of our 11.875% senior secured second lien notes (the "Second Lien Notes"), and New Senior Credit Facility (as defined in Note 8) is based on Level 1 and Level 2 inputs, as defined above. Our estimate of the fair value of our Cerberus 3L Notes (as defined in Note 8) is based on Level 3 inputs, as defined above. We used the following techniques in determining the fair value disclosed for the Cerberus 3L Notes classified as Level 3. The fair value as of June 30, 2018 has been calculated by discounting the expected cash flows using a discount rate of 6.3%. This discount rate is determined using the Moody's credit rating for the Second Lien Notes and reducing the rating one level lower for the Cerberus 3L Notes as they are subordinated to the Second Lien Notes.

	As Of
	June 30, 2018		December 31, 2017
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
11.875% senior secured second lien notes	$381,849	$397,963	$379,006	$401,273
Term loan	127,343	127,343	182,286	182,286
Cerberus 3L notes	33,245	30,025	32,420	30,267
Total indebtedness	542,437	555,331	593,712	613,826
Less current portion of long-term debt	—	—	(54,943)	(54,943)
Total long-term debt	$542,437	$555,331	$538,769	$558,883

Note 8 — Debt
Debt consisted of the following:

	As of June 30, 2018
(Amounts in thousands)	Carrying Amount	Original Issue Discount on Term Loan	Deferred Financing Costs, Net	Carrying Amount less Original Issue Discount on Term Loan and Deferred Financing Costs, Net
11.875% senior secured second lien notes	$381,849	$—	$(977)	$380,872
Term loan	127,343	(7,225)	(1,850)	118,268
Cerberus 3L notes	33,245	—	(67)	33,178
Total indebtedness	542,437	(7,225)	(2,894)	532,318
Less current portion of long-term debt, net	—	—	—	—
Total long-term debt, net	$542,437	$(7,225)	$(2,894)	$532,318

	As of December 31, 2017
(Amounts in thousands)	Carrying Amount	Original Issue Discount on Term Loan	Deferred Financing Costs, Net	Carrying Amount less Original Issue Discount on Term Loan and Deferred Financing Costs, Net
11.875% senior secured second lien notes	$379,006	$—	$(1,177)	$377,829
Term loan	182,286	(8,996)	(2,776)	170,514
Cerberus 3L notes	32,420	—	(72)	32,348
Total indebtedness	593,712	(8,996)	(4,025)	580,691
Less current portion of long-term debt, net (1)	(54,943)	1,110	181	(53,652)
Total long-term debt, net	$538,769	$(7,886)	$(3,844)	$527,039

(1)	The carrying amount of the current portion of long-term debt as of December 31, 2017 includes our Excess Cash Flow Payment of $54.9 million, which was paid on March 21, 2018.
The original issue discount on the Term Loan facility under the New Senior Credit Facility (the "Term Loan") and deferred financing costs are amortized through interest expense. Amortization related to the original issue discount was $0.9 million and $1.8 million during the three and six months ended June 30, 2018, respectively, and was $0.9 million and $1.8 million during the three and six months ended June 30, 2017. Amortization related to deferred financing costs was $0.4 million and $0.9 million during the three and six months ended June 30, 2018, respectively, and was $0.5 million and $0.9 million during the three and six months ended June 30, 2017, respectively.
Deferred financing costs for the six months ended June 30, 2018 were reduced by $0.2 million related to the pro rata write-off of deferred financing costs to loss on early extinguishment of debt as a result of the $54.9 million Excess Cash Flow principal payment made on the Term Loan on March 21, 2018, which was the only principal payment made on the Term Loan during the six months ended June 30, 2018. Deferred financing costs for the six months ended June 30, 2017 were reduced an immaterial amount related to the pro rata write-off of deferred financing costs to loss on early extinguishment of debt as a result of the $25.1 million in principal prepayment made on the Term Loan.
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

As of June 30, 2018, the New Senior Credit Facility provided for the following:

•	a $127.3 million Term Loan;

•	a $85.8 million class B revolving facility (the "Revolver"); and

•
up to $15.0 million in incremental revolving facilities provided by and at the discretion of certain non-debt fund affiliates that are controlled by Cerberus (as defined herein), which shall rank pari passu with, and be on the same terms as, the Revolver.

As of June 30, 2018 and December 31, 2017, the available borrowing capacity under the New Senior Credit Facility was approximately $65.5 million and included $20.3 million in issued letters of credit. Amounts borrowed under the Revolver are used to fund operations. As of June 30, 2018 and December 31, 2017 there were no amounts borrowed under the Revolver. The Revolver and the Term Loan mature on July 7, 2019 and July 7, 2020, respectively.
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
As of June 30, 2018 and December 31, 2017, the applicable interest rate on the Term Loan was 8.09% and 7.75%, respectively.
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
The applicable interest rate for our letter of credit subfacility was 5.50% as of June 30, 2018 and December 31, 2017, respectively. The applicable interest rate for our unused commitment fees was 0.50% as of June 30, 2018 and December 31, 2017.
Principal Payments
The credit agreement governing the New Senior Credit Facility contains an annual requirement to submit a portion of our Excess Cash Flow, as defined in the credit agreement, within five business days of filing annual financial statements, as additional principal payments. Based on our annual financial results for the years ended December 31, 2017 and 2016, we made additional principal payments as required under the Excess Cash Flow provisions of the New Senior Credit Facility of $54.9 million on March 21, 2018 and $25.1 million on April 4, 2017. Certain other transactions can trigger mandatory principal payments such as tax refunds, a disposition of a portion of our business or a significant asset sale. We had no such transactions during the six months ended June 30, 2018 or June 30, 2017.
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
Covenants and Other Terms
The New Senior Credit Facility contains a number of financial, as well as non-financial, affirmative and negative covenants that we believe are usual and customary. Among other things, the New Senior Credit Facility requires us to maintain a maximum total leverage ratio and a minimum interest coverage ratio. The total leverage ratio is the ratio of Consolidated Total Debt, as defined in Amendment No. 5 (which definition excludes debt under the Cerberus 3L Notes), less unrestricted cash and cash equivalents (up to $75.0 million) to Consolidated EBITDA, as defined in Amendment No. 5, for the applicable period. The maximum total leverage ratio was 5.40 to 1.0 for the period ended June 30, 2018. The interest coverage ratio is the ratio of Consolidated EBITDA to Consolidated Interest Expense, as defined in Amendment No. 5 (which provides that interest expense with respect to the Cerberus 3L Notes is excluded). The minimum interest coverage ratio was 1.70 to 1.0 for the period ended June 30, 2018.
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
As of June 30, 2018 and December 31, 2017, we were in compliance with our financial maintenance covenants under the New Senior Credit Facility. We expect, based on current projections and estimates, to be in compliance with our covenants in the New Senior Credit Facility (including our financial maintenance covenants), and the covenants in the Second Lien Notes and the Cerberus 3L notes, further discussed below, for the next twelve months.
Second Lien Notes
On June 15, 2016, $415.7 million principal amount of the 10.375% Senior Notes due 2017 (the "Senior Unsecured Notes") were exchanged for $45.0 million cash and $370.6 million aggregate principal amount of newly issued Second Lien Notes due November 30, 2020, which are governed by the terms of the indenture (the "Indenture"), among DynCorp International, Holdings, as parent guarantor, DynCorp International’s subsidiaries that currently guarantee the New Senior Credit Facility, as subsidiary guarantors (the "Subsidiary Guarantors"), and Wilmington Trust, National Association, as trustee and collateral agent.
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
During the three and six months ended June 30, 2018, PIK interest converted into the carrying amount of the Second Lien Notes was zero and $2.8 million, respectively. During the three and six months ended June 30, 2017, PIK interest converted into the carrying amount of the Second Lien Notes was zero and $2.8 million, respectively. PIK interest accrued on the Second Lien Notes was $2.9 million and $2.8 million as of June 30, 2018 and December 31, 2017, respectively.
Covenants and Events of Default
The Indenture contains a number of non-financial affirmative and negative covenants we believe are usual and customary. These covenants are subject to a number of important exceptions and qualifications as set forth in the Indenture. In addition, the Indenture required DynCorp International to make an amortization payment of $22.5 million principal amount of the Term Loan under the New Senior Credit Facility no later than June 15, 2018, which amount was fully satisfied as a result of the Company’s $54.9 million excess cash flow payment discussed above.
The Indenture contains customary events of default, including for failure to pay other indebtedness in a total amount exceeding $10.0 million after final maturity of such indebtedness.
Optional Redemption
On and after July 1, 2018, the Second Lien Notes are redeemable at the option of the Company, in whole or in part, at any time and from time to time, upon not less than 30 nor more than 60 days’ prior notice, at the following redemption prices (expressed as a percentage of the principal amount), plus accrued and unpaid cash interest, if any, together with an amount of cash equal to all accrued and unpaid PIK Interest to but excluding the redemption date:

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

Interest Rate and Fees
The interest rate per annum applicable to the Cerberus 3L Notes is 5.00%, payable in kind on a quarterly basis. During the three and six months ended June 30, 2018, PIK interest converted into the carrying amount of the Cerberus 3L Notes was $0.4 million and $0.8 million, respectively. During the three and six months ended June 30, 2017, PIK interest converted into the carrying amount of the Cerberus 3L Notes was $0.4 million and $0.8 million, respectively.

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

Debt Maturity Schedule

The following table represents our contractual maturity schedule associated with our debt as of June 30, 2018:

	Calendar Years (1)
(Amounts in thousands)	2018	2019	2020	2021	2022	Thereafter	Total
11.875% senior secured second lien notes	$—	$—	$381,849	$—	$—	$—	$381,849
Term loan (2)	—	—	127,343	—	—	—	127,343
Cerberus 3L notes	—	—	—	—	—	33,245	33,245
Total debt	$—	$—	$509,192	$—	$—	$33,245	$542,437

(1)	As of June 30, 2018, there were no amounts outstanding under the Revolver.

(2)	Excess cash flow principal payments are determined annually.

Note 9 — Commitments and Contingencies
Commitments
We have operating leases for the use of real estate and certain property and equipment which are either non-cancelable, cancelable only by the payment of penalties or cancelable upon one month’s notice. All lease payments are based on the lapse of time. There are no purchase options on operating leases at favorable terms, but most leases have one or more renewal options. Certain real estate leases are subject to annual escalations for increases in base rents, utilities and property taxes. Lease rental expense was $10.4 million and $21.0 million for the three and six months ended June 30, 2018, respectively. Lease rental expense was $11.4 million and $21.2 million for the three and six months ended June 30, 2017, respectively. We have no significant long-term purchase agreements with service providers.
Contingencies
General Legal Matters
We are involved in various lawsuits and claims that arise in the normal course of business. We have established reserves for matters in which it is believed that losses are probable and can be reasonably estimated. Reserves related to these matters have been recorded in Other accrued liabilities totaling approximately $4.8 million and $9.2 million as of June 30, 2018 and December 31, 2017, respectively. We believe that appropriate accruals have been established for such matters based on information currently available; however, some of the matters may involve compensatory, punitive, or other claims or sanctions that, if granted, could require us to pay damages or make other expenditures in amounts that could not be reasonably estimated at June 30, 2018. These accrued reserves represent the best estimate of amounts believed to be our liability in a range of expected losses. In addition to matters that are considered probable and that can be reasonably estimated, we also have certain matters considered reasonably possible. Other than matters disclosed below, we believe the aggregate range of possible loss related to matters considered reasonably possible was not material as of June 30, 2018. Litigation is inherently unpredictable and unfavorable resolutions could occur. Accordingly, it is possible that an adverse outcome from such proceedings could (i) exceed the amounts accrued for probable matters; or (ii) require a reserve for a matter we did not originally believe to be probable or could be reasonably estimated. Such changes could be material to our financial condition, results of operations and cash flows in any particular reporting period. Our view of the matters not specifically disclosed could possibly change in future periods as events thereto unfold.
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
We have received a series of audit reports from the DCAA related to their examination of certain incurred, invoiced and reimbursed costs on the Logistics Civil Augmentation Program IV ("LOGCAP IV") for contract years 2009 to 2016. For contract years 2009 to 2012, through our negotiation efforts with the Contracting Officer the issues have been resolved, resulting in final settlements of all audited costs of approximately $0.8 million of questioned costs. For contract years 2013 and 2014, we have received DCAA’s final audit report, which questions approximately $3.9 million of costs. We are in discussion with the Contracting Officer and we believe that the settlement of these outstanding amounts will not be material to our financial statements. Additionally, the DCAA has recently completed its audit of contract years 2015 and 2016, and LOGCAP IV had no questioned contract costs.
Foreign Contingencies
On January 22, 2014, a tax assessment from the Large Tax Office of the Afghanistan Ministry of Finance ("MOF") was received, seeking approximately $64.2 million in taxes and penalties specific to one of our business licenses in Afghanistan for periods between 2009 to 2012. The majority of this assessment was income tax related; however, $10.2 million of the assessed amount is non-income tax related and represents loss contingencies that we consider reasonably possible. We filed our initial appeal of the assessment with the MOF on February 19, 2014. In May 2014, the MOF ruled in our favor for the income tax related issue which totaled approximately $54.0 million. We are still working with the MOF to remove the assessment on the remaining non-income tax related items. As of June 30, 2018, we are continuing to evaluate this matter and at this time believe it does not represent a probable loss contingency.
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
Risk Management Liabilities and Reserves
We are insured for domestic workers' compensation liabilities and a significant portion of our employee medical costs. However, we bear risk for a portion of claims pursuant to the terms of the applicable insurance contracts. We account for these programs based on actuarial estimates of the amount of loss inherent in that period’s claims, including losses for which claims have not been reported of $7.3 million and $7.7 million as of June 30, 2018 and December 31, 2017, respectively. These loss estimates rely on actuarial observations of ultimate loss experience for similar historical events. We limit our risk by purchasing stop-loss insurance policies for significant claims incurred for both domestic workers' compensation liabilities and medical costs. Our exposure under the stop-loss policies for domestic workers' compensation and medical costs is limited based on fixed dollar amounts. For domestic workers' compensation and employers' liability under state and federal law, the fixed dollar amount of stop-loss coverage is $1.0 million per occurrence on most policies, but is $0.25 million per occurrence on a California-based policy. For medical costs, the fixed dollar amount of stop-loss coverage is $0.4 million for total costs per covered participant per calendar year.

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
The following is a summary of the financial information of the reportable segments reconciled to the amounts reported in the condensed consolidated financial statements:

	Three Months Ended		Six Months Ended
(Amounts in thousands)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Revenue
DynAviation	$297,454	$290,274	$614,686	$578,221
DynLogistics	251,246	183,624	468,770	355,982
Headquarters / Other (1)	1,661	390	1,198	(44)
Total revenue	$550,361	$474,288	$1,084,654	$934,159

Operating income (loss)
DynAviation	$25,282	$20,700	$51,216	$39,645
DynLogistics	28,896	23,799	48,202	41,299
Headquarters / Other (2)	(10,837)	(15,610)	(18,576)	(31,891)
Total operating income (loss)	$43,341	$28,889	$80,842	$49,053

Depreciation and amortization
DynAviation	$287	$325	$785	$614
DynLogistics	652	197	1,068	336
Headquarters / Other	5,962	8,505	11,868	16,975
Total depreciation and amortization (3)	$6,901	$9,027	$13,721	$17,925

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

(3)
Includes amounts included in Cost of services of $0.9 million and $1.7 million and for the three and six months ended June 30, 2018, respectively, and $0.4 million and $0.8 million for the three and six months ended June 30, 2017, respectively.

The following is a summary of the assets of the reportable segments reconciled to the amounts reported in the consolidated financial statements:

	As Of
(Amounts in thousands)	June 30, 2018	December 31, 2017
Assets
DynAviation	$239,338	$244,231
DynLogistics	197,744	243,281
Headquarters / Other (1)	285,792	248,205
Total assets	$722,874	$735,717

(1)	Assets primarily include cash, investments in unconsolidated subsidiaries, and intangible assets (excluding goodwill).

Note 11 — Related Parties, Joint Ventures and Variable Interest Entities
Consulting Fee
We have a Master Consulting and Advisory Services agreement ("COAC Agreement") with Cerberus Operations and Advisory Company, LLC ("COAC") where, pursuant to the terms of the agreement, they make personnel available to us for the purpose of providing reasonably requested business advisory services. The services are priced on a case by case basis depending on the requirements of the project and agreements in pricing. We incurred $0.1 million and $0.2 million of consulting fees on a gross basis before considering the effect of our contract mix which provides for partial recovery in conjunction with the COAC Agreement, during the three and six months ended June 30, 2018, respectively, and $1.2 million and $2.5 million during the three and six months ended June 30, 2017, respectively.
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
Joint Ventures and Variable Interest Entities
We account for our investments in variable interest entities ("VIEs") in accordance with ASC 810 - Consolidation. In cases where we have (i) the power to direct the activities of the VIE that most significantly impact its economic performance and (ii) the obligation to absorb losses of the VIE that could potentially be significant or the right to receive benefits from the entity that could potentially be significant to the VIE, we consolidate the entity. We consolidated DynCorp International FZ - LLC ("DIFZ") based on the aforementioned criteria. Alternatively, in cases where all of the aforementioned criteria are not met, the investment is accounted for under the equity method. As of June 30, 2018, we accounted for Partnership for Temporary Housing LLC ("PaTH") and Global Linguist Solutions ("GLS") as equity method investments. We present our share of the PaTH and GLS earnings in Earnings from equity method investees as these joint ventures are considered operationally integral.
Receivables due from our unconsolidated joint ventures totaled $0.1 million as of both June 30, 2018 and December 31, 2017. These receivables are a result of items purchased and services rendered by us on behalf of our unconsolidated joint ventures. We have assessed these receivables as having minimal collection risk based on our historic experience with these joint ventures and our inherent influence through our ownership interest. Payables due to our unconsolidated joint ventures totaled $2.6 million and zero as of June 30, 2018 and December 31, 2017, respectively.
We did not incur cost or earn revenue from services provided to our unconsolidated joint ventures during the three and six months ended June 30, 2018. We recognized $0.2 million and $0.4 million in cost of services and did not earn revenue from our unconsolidated joint ventures during the three and six months ended June 30, 2017, respectively. Additionally, we earned $0.2 million and $0.3 million in equity method income (includes operationally integral and non-integral income) during the three and six months ended June 30, 2018 and $0.0 million and $0.1 million in equity method income during the three and six months ended June 30, 2017, respectively.
GLS’ revenue was $13.2 million and $25.9 million during the three and six months ended June 30, 2018, respectively, and $8.0 million and $15.9 million during the three and six months ended June 30, 2017. GLS’ operating and net income was $1.3 million and $2.0 million during the three and six months ended June 30, 2018, and GLS' operating and net loss was $1.4 million and $2.5 million during the three and six months ended June 30, 2017, respectively.
We currently hold one promissory note included in Other assets on our consolidated balance sheet from Palm Trading Investment Corp, which had an aggregate initial value of $9.2 million. The loan balance outstanding was $1.9 million and $2.0 million as of June 30, 2018 and December 31, 2017, respectively, reflecting the initial value plus accrued interest, less non-cash dividend payments against the promissory note. The fair value of the note receivable is not materially different from its carrying value.
As discussed above and in accordance with ASC 810 - Consolidation, we consolidate DIFZ. The following tables present selected financial information for DIFZ as of June 30, 2018 and December 31, 2017 and for the three and six months ended June 30, 2018 and June 30, 2017:

	As Of
(Amounts in millions)	June 30, 2018	December 31, 2017
Assets	$3.8	$4.5
Liabilities	0.7	0.9

	Three Months Ended		Six Months Ended
(Amounts in millions)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Revenue	$43.1	$43.6	$85.3	$84.5
The following tables present selected financial information for our equity method investees as of June 30, 2018 and December 31, 2017 and for the three and six months ended June 30, 2018 and June 30, 2017:

	As Of
(Amounts in millions)	June 30, 2018	December 31, 2017
Current assets	$19.4	$28.2
Total assets	19.4	28.2
Current liabilities	7.9	11.6
Total liabilities	7.9	11.6

	Three Months Ended		Six Months Ended
(Amounts in millions)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Revenue	$14.7	$8.3	$29.3	$16.6
Gross profit (loss)	1.8	(1.2)	2.8	(2.9)
Net income (loss)	1.8	(1.2)	2.8	(2.7)
Many of our joint ventures and VIEs only perform on a single contract. The modification or termination of a contract under a joint venture or VIE could trigger an impairment in the fair value of our investment in these entities. In the aggregate, our maximum exposure to losses as a result of our investment consists of our (i) $2.2 million investment in unconsolidated joint ventures, (ii) $0.1 million in receivables from our unconsolidated joint ventures, (iii) $1.9 million note receivable from Palm Trading Investment Corp. and (iv) contingent liabilities that were neither probable nor reasonably estimable as of June 30, 2018.

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
The following condensed consolidating financial statements present (i) unaudited condensed consolidating balance sheets as of June 30, 2018 and December 31, 2017, (ii) unaudited condensed consolidating statements of operations and comprehensive income for the three and six months ended June 30, 2018 and June 30, 2017, (iii) unaudited condensed consolidating statements of cash flows for the six months ended June 30, 2018 and June 30, 2017 and (iii) elimination entries necessary to consolidate Parent and its subsidiaries.
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
DynCorp International Inc. is considered the Subsidiary Issuer as it issued the Second Lien Notes.

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Operations Information
For the Three Months Ended June 30, 2018

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$—	$553,769	$47,343	$(50,751)	$550,361
Cost of services	—	—	(480,310)	(47,036)	50,748	(476,598)
Selling, general and administrative expenses	—	—	(24,670)	—	—	(24,670)
Depreciation and amortization expense	—	—	(5,915)	(62)	3	(5,974)
Earnings from equity method investees	—	—	222	—	—	222
Operating income	—	—	43,096	245	—	43,341
Interest expense	—	(15,585)	(498)	—	—	(16,083)
Interest income	—	—	407	1	—	408
Equity in income (loss) of consolidated subsidiaries	24,809	34,939	(96)	—	(59,652)	—
Other income (expense), net	—	—	559	(67)	—	492
Income before income taxes	24,809	19,354	43,468	179	(59,652)	28,158
Benefit (provision) for income taxes	—	5,455	(8,529)	(66)	—	(3,140)
Net income	24,809	24,809	34,939	113	(59,652)	25,018
Noncontrolling interests	—	—	—	(209)	—	(209)
Net income (loss) attributable to Delta Tucker Holdings, Inc.	$24,809	$24,809	$34,939	$(96)	$(59,652)	$24,809

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Operations Information
For the Three Months Ended June 30, 2017

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$—	$478,247	$50,193	$(54,152)	$474,288
Cost of services	—	—	(414,347)	(49,449)	54,144	(409,652)
Selling, general and administrative expenses	—	—	(27,074)	(100)	6	(27,168)
Depreciation and amortization expense	—	—	(8,417)	(175)	3	(8,589)
Earnings from equity method investees	—	—	10	—	—	10
Operating income	—	—	28,419	469	1	28,889
Interest expense	—	(17,058)	(706)	—	—	(17,764)
Loss on early extinguishment of debt	—	(24)	—	—	—	(24)
Interest income	—	—	16	3	—	19
Equity in income of consolidated subsidiaries	5,676	16,779	190	—	(22,645)	—
Other income, net	—	—	111	33	—	144
Income (loss) before income taxes	5,676	(303)	28,030	505	(22,644)	11,264
Benefit (provision) for income taxes	—	5,979	(11,252)	(27)	—	(5,300)
Net income	5,676	5,676	16,778	478	(22,644)	5,964
Noncontrolling interests	—	—	—	(288)	—	(288)
Net income attributable to Delta Tucker Holdings, Inc.	$5,676	$5,676	$16,778	$190	$(22,644)	$5,676

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Operations Information
For the Six Months Ended June 30, 2018

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$—	$1,091,320	$93,793	$(100,459)	$1,084,654
Cost of services	—	—	(949,629)	(92,831)	100,439	(942,021)
Selling, general and administrative expenses	—	—	(49,838)	(205)	14	(50,029)
Depreciation and amortization expense	—	—	(11,911)	(126)	6	(12,031)
Earnings from equity method investees	—	—	269	—	—	269
Operating income	—	—	80,211	631	—	80,842
Interest expense	—	(32,070)	(1,001)	—	—	(33,071)
Loss on early extinguishment of debt	—	(239)	—	—	—	(239)
Interest income	—	—	931	2	—	933
Equity in income of consolidated subsidiaries	41,217	62,219	54	—	(103,490)	—
Other income (expense), net	—	—	1,151	(10)	—	1,141
Income before income taxes	41,217	29,910	81,346	623	(103,490)	49,606
Benefit (provision) for income taxes	—	11,307	(19,127)	(64)	—	(7,884)
Net income	41,217	41,217	62,219	559	(103,490)	41,722
Noncontrolling interests	—	—	—	(505)	—	(505)
Net income attributable to Delta Tucker Holdings, Inc.	$41,217	$41,217	$62,219	$54	$(103,490)	$41,217

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Operations Information
For the Six Months Ended June 30, 2017

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$—	$941,520	$96,622	$(103,983)	$934,159
Cost of services	—	—	(817,578)	(95,516)	103,966	(809,128)
Selling, general and administrative expenses	—	—	(58,698)	(200)	12	(58,886)
Depreciation and amortization expense	—	—	(16,802)	(348)	6	(17,144)
Earnings from equity method investees	—	—	52	—	—	52
Operating income	—	—	48,494	558	1	49,053
Interest expense	—	(34,811)	(1,668)	—	—	(36,479)
Loss on early extinguishment of debt	—	(24)	—	—	—	(24)
Interest income	—	—	21	3	—	24
Equity in income of consolidated subsidiaries	5,189	27,833	77	—	(33,099)	—
Other income, net	—	—	1,444	73	—	1,517
Income (loss) before income taxes	5,189	(7,002)	48,368	634	(33,098)	14,091
Benefit (provision) for income taxes	—	12,191	(20,536)	6	—	(8,339)
Net income	5,189	5,189	27,832	640	(33,098)	5,752
Noncontrolling interests	—	—	—	(563)	—	(563)
Net income attributable to Delta Tucker Holdings, Inc.	$5,189	$5,189	$27,832	$77	$(33,098)	$5,189

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Comprehensive Income Information
For the Three Months Ended June 30, 2018

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net income	$24,809	$24,809	$34,939	$113	$(59,652)	$25,018
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(29)	(29)	—	(29)	58	(29)
Other comprehensive loss, before tax	(29)	(29)	—	(29)	58	(29)
Income tax benefit related to items of other comprehensive loss	6	6	—	6	(12)	6
Other comprehensive loss	(23)	(23)	—	(23)	46	(23)
Comprehensive income	24,786	24,786	34,939	90	(59,606)	24,995
Noncontrolling interests	—	—	—	(209)	—	(209)
Comprehensive income attributable to Delta Tucker Holdings, Inc.	$24,786	$24,786	$34,939	$(119)	$(59,606)	$24,786

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Comprehensive Income Information
For the Three Months Ended June 30, 2017

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net income	$5,676	$5,676	$16,778	$478	$(22,644)	$5,964
Other comprehensive income, net of tax:
Foreign currency translation adjustment	4	4	—	4	(8)	4
Other comprehensive income, before tax	4	4	—	4	(8)	4
Income tax expense related to items of other comprehensive income	(2)	(2)	—	(2)	4	(2)
Other comprehensive income	2	2	—	2	(4)	2
Comprehensive income	5,678	5,678	16,778	480	(22,648)	5,966
Noncontrolling interests	—	—	—	(288)	—	(288)
Comprehensive income attributable to Delta Tucker Holdings, Inc.	$5,678	$5,678	$16,778	$192	$(22,648)	$5,678

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Comprehensive Income Information
For the Six Months Ended June 30, 2018

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net income	$41,217	$41,217	$62,219	$559	$(103,490)	$41,722
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(28)	(28)	—	(28)	56	(28)
Other comprehensive loss, before tax	(28)	(28)	—	(28)	56	(28)
Income tax benefit related to items of other comprehensive loss	6	6		6	(12)	6
Other comprehensive loss	(22)	(22)	—	(22)	44	(22)
Comprehensive income	41,195	41,195	62,219	537	(103,446)	41,700
Noncontrolling interests	—	—	—	(505)	—	(505)
Comprehensive income attributable to Delta Tucker Holdings, Inc.	$41,195	$41,195	$62,219	$32	$(103,446)	$41,195

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Comprehensive Income Information
For the Six Months Ended June 30, 2017

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net income	$5,189	$5,189	$27,832	$640	$(33,098)	$5,752
Other comprehensive income, net of tax:
Foreign currency translation adjustment	16	16	—	16	(32)	16
Other comprehensive income, before tax	16	16	—	16	(32)	16
Income tax expense related to items of other comprehensive income	(6)	(6)	—	(6)	12	(6)
Other comprehensive income	10	10	—	10	(20)	10
Comprehensive income	5,199	5,199	27,832	650	(33,118)	5,762
Noncontrolling interests	—	—	—	(563)	—	(563)
Comprehensive income attributable to Delta Tucker Holdings, Inc.	$5,199	$5,199	$27,832	$87	$(33,118)	$5,199

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Balance Sheet Information
June 30, 2018

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
	ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$204,957	$13,896	$—	$218,853
Accounts receivable, net	—	—	159,504	—	(10,236)	149,268
Contract assets	—	—	169,207	209	—	169,416
Intercompany receivables	—	—	199,537	10,423	(209,960)	—
Prepaid expenses and other current assets	—	—	34,794	1,020	(147)	35,667
Total current assets	—	—	767,999	25,548	(220,343)	573,204
Property and equipment, net	—	—	22,829	462	—	23,291
Goodwill	—	—	9,694	32,399	—	42,093
Tradenames, net	—	—	28,536	—	—	28,536
Other intangibles, net	—	—	44,049	—	—	44,049
Investment in subsidiaries	—	609,335	54,588	—	(663,923)	—
Long-term deferred taxes	—	—	809	—	—	809
Other assets, net	—	—	10,496	396	—	10,892
Total assets	$—	$609,335	$939,000	$58,805	$(884,266)	$722,874

	LIABILITIES & DEFICIT
Current liabilities:
Accounts payable	$—	$—	$100,862	$875	$(919)	$100,818
Accrued payroll and employee costs	—	—	84,119	1,810	—	85,929
Contract liabilities	—	—	53,975	—	—	53,975
Intercompany payables	46,426	153,111	10,423	—	(209,960)	—
Deferred income taxes	—	—	—	27	(27)	—
Accrued liabilities	108,874	32,780	48,628	1,505	(117,964)	73,823
Income taxes payable	—	—	14,143	—	(347)	13,796
Total current liabilities	155,300	185,891	312,150	4,217	(329,217)	328,341
Long-term debt, net	—	532,318	—	—	—	532,318
Other long-term liabilities	—	—	12,120	—	—	12,120
Noncontrolling interests	—	—	5,395	—	—	5,395
(Deficit) equity	(155,300)	(108,874)	609,335	54,588	(555,049)	(155,300)
Total liabilities and deficit	$—	$609,335	$939,000	$58,805	$(884,266)	$722,874

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Balance Sheet Information
December 31, 2017

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
	ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$153,004	$15,246	$—	$168,250
Accounts receivable, net	—	—	361,362	—	(8,812)	352,550
Intercompany receivables	—	—	162,470	9,140	(171,610)	—
Prepaid expenses and other current assets	—	—	48,473	4,321	(252)	52,542
Total current assets	—	—	725,309	28,707	(180,674)	573,342
Property and equipment, net	—	—	22,980	588	—	23,568
Goodwill	—	—	9,694	32,399	—	42,093
Tradenames, net	—	—	28,536	—	—	28,536
Other intangibles, net	—	—	55,302	—	—	55,302
Investment in subsidiaries	—	579,191	54,690	—	(633,881)	—
Long-term deferred taxes	—	—	369	—	—	369
Other assets, net	—	—	8,941	3,566	—	12,507
Total assets	$—	$579,191	$905,821	$65,260	$(814,555)	$735,717

	LIABILITIES & DEFICIT
Current liabilities:
Current portion of long-term debt, net	$—	$53,652	$—	$—	$—	$53,652
Accounts payable	—	—	106,039	4,170	(813)	109,396
Accrued payroll and employee costs	—	—	102,953	2,438	—	105,391
Intercompany payables	45,085	117,385	9,140	—	(171,610)	—
Deferred income taxes	—	—	—	29	(29)	—
Accrued liabilities	150,371	31,486	71,200	3,933	(158,306)	98,684
Income taxes payable	—	—	18,688	—	(287)	18,401
Total current liabilities	195,456	202,523	308,020	10,570	(331,045)	385,524
Long-term debt, net	—	527,039	—	—	—	527,039
Other long-term liabilities	—	—	13,081	—	—	13,081
Noncontrolling interests	—	—	5,529	—	—	5,529
(Deficit) Equity	(195,456)	(150,371)	579,191	54,690	(483,510)	(195,456)
Total liabilities and deficit	$—	$579,191	$905,821	$65,260	$(814,555)	$735,717

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Cash Flow Information
For the Six Months Ended June 30, 2018

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net cash provided by operating activities	$—	$17,678	$87,530	$1,177	$(623)	$105,762
Cash flows from investing activities:
Purchase of property and equipment	—	—	(6,160)	—	—	(6,160)
Proceeds from sale of property, plant and equipment	—	—	13	—	—	13
Purchase of software	—	—	(41)	—	—	(41)
Return of capital from equity method investees	—	—	6,595	—	—	6,595
Contributions to equity method investees	—	—	(200)	—	—	(200)
Transfers to affiliates	—	—	(37,065)	(1,281)	38,346	—
Net cash used in investing activities	—	—	(36,858)	(1,281)	38,346	207
Cash flows from financing activities:
Payments on senior secured credit facility	—	(54,943)	—	—	—	(54,943)
Equity contribution from affiliates of Cerberus	—	200	—	—	—	200
Payments of dividends to noncontrolling interests	—	—	—	(1,246)	623	(623)
Net transfers from Parent/subsidiary	—	37,065	1,281	—	(38,346)	—
Net cash (used in ) provided by financing activities	—	(17,678)	1,281	(1,246)	(37,723)	(55,366)
Net increase (decrease) in cash, cash equivalents and restricted cash	—	—	51,953	(1,350)	—	50,603
Cash, cash equivalents and restricted cash, beginning of period	—	—	153,004	15,246	—	168,250
Cash, cash equivalents and restricted cash, end of period	$—	$—	$204,957	$13,896	$—	$218,853

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Cash Flow Information
For The Six Months Ended June 30, 2017

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$15,553	$(18,293)	$2,580	$(180)	$(340)
Cash flows from investing activities:
Purchase of property and equipment	—	—	(2,674)	—	—	(2,674)
Proceeds from sale of property, plant and equipment	—	—	536	—	—	536
Purchase of software	—	—	(400)	—	—	(400)
Return of capital from equity method investees	—	—	1,769	—	—	1,769
Contributions to equity method investees	—	—	(2,050)	—	—	(2,050)
Contribution to subsidiary	(40,599)	—	—	—	40,599	—
Transfers from affiliates	—	—	(417)	(2,630)	3,047	—
Net cash (used in) provided by investing activities	(40,599)	—	(3,236)	(2,630)	43,646	(2,819)
Cash flows from financing activities:
Payments on senior secured credit facility	—	(25,114)	—	—	—	(25,114)
Payment to bondholders of senior unsecured notes	—	(39,319)	—	—	—	(39,319)
Equity contribution from Parent	—	40,599	—	—	(40,599)	—
Equity contributions from affiliates of Cerberus	40,599	200	—	—	—	40,799
Payments of dividends to noncontrolling interests	—	—	—	(359)	180	(179)
Net transfers from Parent/subsidiary	—	417	2,630	—	(3,047)	—
Net cash provided by (used in) financing activities	40,599	(23,217)	2,630	(359)	(43,466)	(23,813)
Net decrease in cash, cash equivalents and restricted cash	—	(7,664)	(18,899)	(409)	—	(26,972)
Cash, cash equivalents and restricted cash, beginning of period	—	6,944	107,136	11,802	—	125,882
Cash, cash equivalents and restricted cash, end of period	$—	$(720)	$88,237	$11,393	$—	$98,910

Note 13 — Subsequent Events
The Company evaluated potential subsequent events occurring after the period end date through the date the financial statements were issued and concluded that there were no material subsequent events for the quarter ended June 30, 2018, except as disclosed within the Notes to the unaudited condensed consolidated financial statements.

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
DynAviation
This segment provides aircraft operations and logistics services to include modernization and refurbishments, upgrades and sustainment, and maintenance and support for key military, government and commercial customers worldwide. DynAviation also provides the technical information and expertise to manage large fleets and bases and delivers engineering and maintenance services to help keep operations running effectively. The INL Air Wing, Theater Aviation Sustainment Manager - OCONUS ("TASM-O") and Contractor Logistics Support: T-34, T-44, T-6 ("CLS T34/44/6") programs are three of the most significant programs in the DynAviation segment. The TASM-O program provides aviation maintenance services under the Army Aviation Field Maintenance ("AFM") program. Our CLS T34/44/6 program provide maintenance and logistics support to the U.S. Navy T-34, T-44, and T-6 aircraft. Our T-6 Contractor Operated and Maintained Base Supply ("T-6 COMBS") Bridge contract also contributed significantly during the three and six months ended June 30, 2018.
The INL Air Wing program supports governments in multiple Latin American countries and provides support and assistance with interdiction services in Afghanistan. This program also provides intra-theater transportation services for DoS personnel throughout Iraq and Afghanistan. On September 1, 2016, we were notified that the DoS had awarded the re-compete of the INL Air Wing contract to another company. On September 11, 2016, we filed a protest with the GAO challenging the DoS agency’s award determination. On September 27, 2016, DynAviation finalized negotiations with the DoS Office of Acquisition Management regarding an extension of services on the INL Air Wing program and definitized an agreement for a one-year extension through October 31, 2017. On December 21, 2016, we were notified that the GAO denied our protest of the DoS agency’s award determination of the INL Air Wing contract to another company. On September 29, 2017, DynAviation finalized negotiations with the DoS Office of Acquisition Management regarding an extension of services for several locations on the INL Air Wing program and definitized an agreement for a six-month extension through April 30, 2018. On October 31, 2017, the U.S Court of Federal Claims issued a ruling dismissing our protest on the re-compete of the INL Air Wing contract. On November 14, 2017, we appealed that decision to the U.S. Court of Appeals for the Federal Circuit, which remains pending. In May 2018, DynAviation announced its final extension on the INL Air Wing program, which it completed on June 30, 2018.

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
External Factors
Our business is primarily derived from U.S. government contracts to support U.S. national security and foreign policy objectives around the globe. Therefore, federal budgets and spending for these activities, as well as the alignment of capabilities with policy priorities, guide our ability to grow the business. In February, the Bipartisan Budget Act of 2018 became law. The two-year budget agreement significantly increased defense spending in fiscal years 2018 and 2019. Specifically, the Bipartisan Budget Act of 2018 increased the defense spending caps mandated by the Budget Control Act of 2011 by $80 billion in fiscal year 2018 and $85 billion in fiscal year 2019. The new budget agreement provides near-term clarity and stability which sustains the current positive business environment and projected growth for the defense services sector.
In fiscal year 2018 national defense spending will be approximately $700 billion, which represents a 5% increase over the original President’s Budget Request. Funding for Operations & Maintenance activities increased by approximately 10% over fiscal year 2017. For fiscal year 2019, the President’s Budget Request for defense is $716 billion which also aligns with the new budget agreement and shows compounding increases in defense budgets. Currently, Congress is considering growing the Operations and Maintenance appropriations by roughly 3% over fiscal year 2018. This reflects the ongoing and enduring focus on recapturing current combat readiness and building future readiness capabilities.
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

Notable Events for the six months ended June 30, 2018 and to date

•	In January 2018, the Company changed its three operating and reporting segments, DynLogistics, AELS and AOLC, to two operating and reporting segments: DynLogistics and DynAviation.

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

•
In April 2018, DynAviation was one of multiple Large Company Awardees on the Worldwide Contractor Logistics Support (“WLSS-C”) IDIQ contract from the U.S. Army. The suite of multiple-award IDIQ contracts has a five-year base and one five-year option with a total potential contract value of $25.5 billion.

•
In April 2018, DynAviation announced the award of a contract extension on the T-6 Contractor Operated and Maintained Base Supply Bridge Contract ("T-6 COMBS Bridge") from May 1, 2018 to August 31, 2018 with a total potential value of $59.6 million. In July 2018, DynAviation announced an extension on the T-6 COMBS Bridge contract from August 31, 2018 to September 30, 2018 with a total potential value of $14.9 million.

•
In April 2018, DynLogistics announced a task order modification for expanded work to continue providing base life support and maintenance services in Afghanistan under the LOGCAP IV contract. The contract modification has a total potential value of $24.4 million.

•	In May 2018, DynAviation announced an extension on the INL Air Wing program through June 30, 2018 with a total potential value of $14.0 million.

•
In June 2018, DynLogistics announced the award of a twelve-month task order contract extension to continue providing base life support and maintenance services in Afghanistan under the LOGCAP IV contract. The contract extension has a total potential value of $258.3 million.

•
In June 2018, DynLogistics announced the award of the Facilities Engineering Support Services task order under the ALiSS contract. The task order has a one-year base period and four one-year option periods and a total potential task order value of $28.1 million.

•
In June 2018, DynLogistics announced the task order award under the Air Force Augmentation Program ("AFCAP IV") to provide dining facility services for the Al Dhafra Air Base in the UAE. The task order has a two-month mobility period, a ten-month base period and two one-year option periods and a total potential task order value of $11.5 million.

•
In July 2018, DynLogistics announced a contract modification to support material management and logistics services for the USACE South Atlantic Division, Task Force Power Restoration in Puerto Rico on the Northcom task order under the LOGCAP IV contract. The contract modification has a total potential value of $24.6 million.

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
Our historical contract mix by type, as a percentage of revenue, is indicated in the table below.

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Fixed-Price	36%	41%	38%	43%
Time-and-Materials	4%	5%	4%	5%
Cost-Reimbursement	60%	54%	58%	52%
Total	100%	100%	100%	100%
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
The following table sets forth our historical role as a prime and subcontractor, as a percentage of revenue.

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Prime Contractor	97%	95%	97%	95%
Subcontractor	3%	5%	3%	5%
Total	100%	100%	100%	100%

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
The following table sets forth our approximate backlog as of the dates indicated:

	As Of
(Amounts in millions)	June 30, 2018	December 31, 2017
Funded backlog	$981	$968
Unfunded backlog	3,021	3,201
Total	$4,002	$4,169
The decrease in backlog as of June 30, 2018 was primarily due to revenue outpacing orders during the six months ended June 30, 2018.
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

Results of Operations

Consolidated Three Months Ended June 30, 2018 compared to the Three Months Ended June 30, 2017
Starting with this first quarter of calendar year 2018, we report the results of our operations using a basis where each quarterly period ends on the last day of the calendar quarter. This change will be made on a prospective basis and operating results for prior quarterly periods will not be adjusted. The following tables set forth our unaudited consolidated results of operations, both in dollars and as a percentage of revenue, for the three months ended June 30, 2018 and June 30, 2017.

	Three Months Ended
(Amounts in thousands)	June 30, 2018		June 30, 2017
Revenue	$550,361	100.0%	$474,288	100.0%
Cost of services	(476,598)	(86.6)	(409,652)	(86.4)
Selling, general and administrative expenses	(24,670)	(4.5)	(27,168)	(5.7)
Depreciation and amortization expense	(5,974)	(1.1)	(8,589)	(1.8)
Earnings from equity method investees	222	—	10	—
Operating income	43,341	7.8	28,889	6.1
Interest expense	(16,083)	(2.9)	(17,764)	(3.7)
Loss on early extinguishment of debt	—	—	(24)	—
Interest income	408	0.1	19	—
Other income, net	492	0.1	144	—
Income before income taxes	28,158	5.1	11,264	2.4
Provision for income taxes	(3,140)	(0.6)	(5,300)	(1.1)
Net income	25,018	4.5	5,964	1.3
Noncontrolling interests	(209)	—	(288)	(0.1)
Net income attributable to Delta Tucker Holdings, Inc.	$24,809	4.5	$5,676	1.2
Revenue — Revenue for the three months ended June 30, 2018 was $550.4 million, an increase of $76.1 million, or 16.0%, compared to $474.3 million for the three months ended June 30, 2017. The increase was primarily due to increased scope on the LOGCAP IV program and the CLS Transport, Naval Test Wing Pacific O-Level Maintenance ("Naval Test Wing Pacific") and the G4 Worldwide Logistics Support contracts. The increase in revenue was partially offset by lower volume on the INL Air Wing program. See further discussion of our revenue results in the "Results by Segment" section below.
Cost of services — Cost of services are comprised of direct labor, direct material, overhead, subcontractors, travel, supplies and other miscellaneous costs. Cost of services for the three months ended June 30, 2018 was $476.6 million, an increase of $66.9 million, or 16.3%, compared to the three months ended June 30, 2017. The increase in Cost of services was primarily driven by an increase in revenue, as discussed above. As a percentage of revenue, Cost of services increased to 86.6% for the three months ended June 30, 2018 compared to 86.4% for the three months ended June 30, 2017. See further discussion of the impact of program margins in the "Results by Segment" section below.
Selling, general and administrative expenses ("SG&A") — SG&A primarily relates to functions such as management, legal, financial accounting, contracts and administration, human resources, management information systems, purchasing, and business development. SG&A decreased by $2.5 million, or 9.2%, to $24.7 million during the three months ended June 30, 2018 primarily due to a reduction in consulting costs. SG&A as a percentage of revenue decreased to 4.5% for the three months ended June 30, 2018 compared to 5.7% for the three months ended June 30, 2017 as a result of the decrease in SG&A and increase in revenue discussed above.
Depreciation and amortization — Depreciation and amortization during the three months ended June 30, 2018 was $6.0 million, a decrease of $2.6 million, or 30.4%, primarily due to the full amortization of our DoS customer-related intangible assets during calendar year 2017.
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

Interest expense — Interest expense for the three months ended June 30, 2018 was $16.1 million, a decrease of $1.7 million, or 9.5%, compared to the three months ended June 30, 2017. The decrease is primarily due to the reduction in debt due to the $54.9 million Excess Cash Flow principal payment made March 21, 2018, a reduction in issued letters of credit and the redemption of the $39.3 million principal balance of the Senior Unsecured Notes in 2017.
Loss on early extinguishment of debt — We did not record any loss on early extinguishment of debt in the three months ended June 30, 2018 because we did not make any principal payments during this period. Loss on early extinguishment of debt was an immaterial amount during the three months ended June 30, 2017 due to the $25.1 million Excess Cash Flow principal payment made on the Term Loan under the New Senior Credit Facility on April 4, 2017. Deferred financing costs associated with the additional prepayment were expensed and recorded to Loss on early extinguishment of debt.
Interest Income — Interest income for the three months ended June 30, 2018 was $0.4 million, an increase of $0.4 million, compared to the three months ended June 30, 2017. The increase is primarily due to more favorable interest rates combined with our higher cash position during the three months ended June 30, 2018.
Other income, net — Other income, net consists primarily of sublease income, gains/losses from foreign currency, asset sales and other items. Other income, net during the three months ended June 30, 2018 was $0.5 million, an increase of $0.3 million, which primarily relates to sublease income.
Provision for income taxes — Our effective tax rate consists of federal and state statutory rates, certain permanent differences and discrete items. For the three months ended June 30, 2018 and June 30, 2017, we reported a tax provision of $3.1 million and $5.3 million, respectively. The effective tax rate for the three months ended June 30, 2018 and June 30, 2017 was 11.1%, and 47.1%, respectively. The effective tax rate for the three months ended June 30, 2018 was driven primarily by a decrease to the valuation allowance and the reduction to the federal corporate income tax rate from 35% to 21% effective January 1, 2018 from the Tax Act. The effective tax rate for the three months ended June 30, 2017 was driven primarily by the increase in income before income taxes.

Consolidated Six Months Ended June 30, 2018 compared to the Six Months Ended June 30, 2017
The following tables set forth our unaudited consolidated results of operations, both in dollars and as a percentage of revenue, for the six months ended June 30, 2018 and June 30, 2017:

	Six Months Ended
(Amounts in thousands)	June 30, 2018		June 30, 2017
Revenue	$1,084,654	100.0%	$934,159	100.0%
Cost of services	(942,021)	(86.8)	(809,128)	(86.6)
Selling, general and administrative expenses	(50,029)	(4.6)	(58,886)	(6.3)
Depreciation and amortization expense	(12,031)	(1.1)	(17,144)	(1.8)
Earnings from equity method investees	269	—	52	—
Operating income	80,842	7.5	49,053	5.3
Interest expense	(33,071)	(3.0)	(36,479)	(3.9)
Loss on early extinguishment of debt	(239)	—	(24)	—
Interest income	933	—	24	—
Other income, net	1,141	0.1	1,517	0.2
Income before income taxes	49,606	4.6	14,091	1.6
Provision for income taxes	(7,884)	(0.7)	(8,339)	(0.9)
Net income	41,722	3.9	5,752	0.7
Noncontrolling interests	(505)	—	(563)	(0.1)
Net income attributable to Delta Tucker Holdings, Inc.	$41,217	3.9	$5,189	0.6
Revenue — Revenue for the six months ended June 30, 2018 was $1,084.7 million, an increase of $150.5 million, or 16.1%, compared to $934.2 million for the six months ended June 30, 2017. The increase was primarily due to increased scope on the LOGCAP IV program the G4 Worldwide Logistics Support, CLS Transport and Naval Test Wing Pacific contracts. The increase in revenue was partially offset by lower volume on the INL Air Wing program. See further discussion of our revenue results in the "Results by Segment" section below.
Cost of services — Cost of services are comprised of direct labor, direct material, overhead, subcontractors, travel, supplies and other miscellaneous costs. Cost of services for the six months ended June 30, 2018 was $942.0 million, an increase of $132.9 million, or 16.4%, compared to the six months ended June 30, 2017. The increase in Cost of services was driven by the increase in revenue, as discussed above. As a percentage of revenue, Cost of services increased to 86.8% for the six months ended June 30, 2018 compared to 86.6% for the six months ended June 30, 2017. See further discussion of the impact of program margins in the "Results by Segment" section below.
Selling, general and administrative expenses ("SG&A") — SG&A primarily relates to functions such as management, legal, financial accounting, contracts and administration, human resources, management information systems, purchasing, and business development. SG&A decreased by $8.9 million, or 15.0%, to $50.0 million during the six months ended June 30, 2018 primarily due to a reduction in consulting costs and our cost reduction initiatives. SG&A as a percentage of revenue decreased to 4.6% for the six months ended June 30, 2018 compared to 6.3% for the six months ended June 30, 2017 as a result of the decrease in SG&A and increase in revenue discussed above.
Depreciation and amortization — Depreciation and amortization during the six months ended June 30, 2018 was $12.0 million, a decrease of $5.1 million, or 29.8%, primarily due to the full amortization of our DoS customer-related intangible assets during calendar year 2017.
Earnings from equity method investees — Earnings from equity method investees include our proportionate share of the income of our equity method investees deemed to be operationally integral to our business, such as PaTH. We expect our earnings from equity method investees to remain minimal throughout the remainder of the year unless additional task orders are received by our joint ventures.
Interest Income — Interest income for the six months ended June 30, 2018 was $0.9 million, an increase of $0.9 million, compared to the six months ended June 30, 2017. The increase is primarily due to more favorable interest rates combined with our higher cash position during the six months ended June 30, 2018.
Interest expense — Interest expense for the six months ended June 30, 2018 was $33.1 million, a decrease of $3.4 million, or 9.3%, compared to the six months ended June 30, 2017. The decrease is primarily due to the reduction in debt due to the $54.9 million Excess Cash Flow principal payment made March 21, 2018, redemption of the $39.3 million principal balance of the Senior Unsecured Notes in 2017 and a reduction in issued letters of credit partially offset by an increase due to the PIK interest on our Second Lien Notes.
Loss on early extinguishment of debt — Loss on early extinguishment of debt was $0.2 million during the six months ended June 30, 2018 due to the $54.9 million Excess Cash Flow principal payment made on the Term Loan under the New Senior Credit Facility on March 21, 2018. Loss on early extinguishment of debt was an immaterial amount during the six months ended June 30, 2017 due to the $25.1 million Excess Cash Flow principal payment made on the Term Loan under the New Senior Credit Facility on April 4, 2017. Deferred financing costs associated with the additional prepayment were expensed and recorded to Loss on early extinguishment of debt.
Other income, net — Other income, net consists primarily of sublease income, gains/losses from foreign currency, asset sales and other items. Other income, net during the six months ended June 30, 2018 was $1.1 million, a decrease of $0.4 million, or 24.8%, compared to the six months ended June 30, 2017 primarily due to a favorable settlement of a legacy customer liability during the six months ended June 30, 2017.
Provision for income taxes — Our effective tax rate consists of federal and state statutory rates, certain permanent differences and discrete items. For the six months ended June 30, 2018 and June 30, 2017, we reported a tax provision of $7.9 million and $8.3 million, respectively. The effective tax rate for the six months ended June 30, 2018 and June 30, 2017 was 15.9%, and 59.2%, respectively. The effective tax rate for the six months ended June 30, 2018 was driven primarily by a decrease to the valuation allowance and the reduction to the federal corporate income tax rate from 35% to 21% effective January 1, 2018 from the Tax Act. The effective tax rate for the six months ended June 30, 2017 was driven primarily by the increase in income before income taxes, which impacted the valuation allowance.

Results by Segment – Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017
Starting with this first quarter of calendar year 2018, we report the results of our operations using a basis where each quarterly period ends on the last day of the calendar quarter. The following tables set forth the revenue, both in dollars and as a percentage of our consolidated revenue, operating income and operating margin for our operating segments for the three months ended June 30, 2018 and June 30, 2017. See Note 10 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion.

	Three Months Ended
	June 30, 2018		June 30, 2017
(Amounts in thousands)	Revenue	% of Total Revenue	Revenue	% of Total Revenue
DynAviation	$297,454	54.0%	$290,274	61.2%
DynLogistics	251,246	45.7	183,624	38.7
Headquarters (1)	1,661	0.3	390	0.1
Consolidated revenue	$550,361	100.0	$474,288	100.0

	Operating Income (Loss)	Profit Margin (3)	Operating (Loss) Income	Profit Margin (3)
DynAviation	$25,282	8.5%	$20,700	7.1%
DynLogistics	28,896	11.5	23,799	13.0
Headquarters (2)	(10,837)		(15,610)
Consolidated operating income	$43,341		$28,889

(1)	Represents revenue earned on shared service arrangements for general and administrative services provided to unconsolidated joint ventures and elimination of intercompany items between segments.

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
DynAviation
Revenue of $297.5 million increased $7.2 million, or 2.5%, for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 primarily due to the new CLS Transport and Naval Test Wing Pacific contracts and the Contractor Logistics Support T-34, T-44, T-6 program ("CLS T34/44/6"). The increase in revenue was partially offset by decreased content on the INL Air Wing contract and the completion of certain contracts.
Operating income of $25.3 million for the three months ended June 30, 2018 as compared to $20.7 million for the three months ended June 30, 2017 was primarily due to the timing of an incentive award fee on the CLS T34/44/6 contract and more favorable terms on the T-6 COMBS contract. These increases were partially offset by decreased content on the INL Air Wing program. Operating income of $20.7 million for the three months ended June 30, 2017 was primarily due to the transition of the T-6 COMBS contract to the New T-6 COMBS Bridge contract with more favorable terms and improved performance from the Naval Aviation Warfighting Development Center ("NAWDC") contract.
DynLogistics
Revenue of $251.2 million increased $67.6 million, or 36.8%, for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 primarily due to increased scope on both the LOGCAP IV program and ALiSS contract and the G4 Worldwide Logistics Support contract, partially offset by the completion of the Philippines Operations Support ("POS") contract.
Operating income of $28.9 million for the three months ended June 30, 2018 as compared to $23.8 million for the three months ended June 30, 2017 was primarily due to higher volume as described above, and productivity and margin expansion across several contracts. Operating income of $23.8 million for the three months ended June 30, 2017 was primarily due to strong performance on our LOGCAP IV program, which included the award of a twelve-month extension, and new task orders under the ALiSS contract.

Results by Segment – Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017
The following tables set forth the revenue, both in dollars and as a percentage of our consolidated revenue, operating income (loss) and operating margin for our operating segments for the six months ended June 30, 2018 and June 30, 2017. See Note 10 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion.

	Six Months Ended
	June 30, 2018		June 30, 2017
(Amounts in thousands)	Revenue	% of Total Revenue	Revenue	% of Total Revenue
DynAviation	$614,686	56.7%	$578,221	61.9%
DynLogistics	468,770	43.2	355,982	38.1
Headquarters (1)	1,198	0.1	(44)	—
Consolidated revenue	$1,084,654	100.0	$934,159	100.0

	Operating Income (Loss)	Profit Margin (3)	Operating (Loss) Income	Profit Margin (3)
DynAviation	$51,216	8.3%	$39,645	6.9%
DynLogistics	48,202	10.3	41,299	11.6
Headquarters (2)	(18,576)		(31,891)
Consolidated operating income	$80,842		$49,053

(1)	Represents revenue earned on shared service arrangements for general and administrative services provided to unconsolidated joint ventures and elimination of intercompany items between segments.

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
DynAviation
Revenue of $614.7 million increased $36.5 million, or 6.3%, for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 primarily due to the new CLS Transport and Naval Test Wing Pacific contracts and the T-6 COMBS and CLS T34/44/6 contracts. The increase in revenue was partially offset by decreased content on the INL Air Wing contract and the completion of certain other contracts.
Operating income of $51.2 million for the six months ended June 30, 2018 as compared to $39.6 million for the six months ended June 30, 2017 was primarily due to more favorable terms on the T-6 COMBS contract and productivity on our CLS T34/44/6 contract. These increases were partially offset by decreased content on the INL Air Wing program. Operating income of $39.6 million for the six months ended June 30, 2017 was primarily due to more favorable terms on the T-6 COMBS contract, the performance on our NAWDC contract, the completion of certain contracts and productivity on the MD530 subcontract.
DynLogistics
Revenue of $468.8 million increased $112.8 million, or 31.7%, for the six months ended June 30, 2018 compared to the six months ended June 30, 2017, primarily due to increased scope on both the LOGCAP IV program and ALiSS contract and the G4 Worldwide Logistics Support contract, partially offset by the completion of the Philippines Operations Support ("POS") contract.
Operating income of $48.2 million for the six months ended June 30, 2018 as compared to $41.3 million for the six months ended June 30, 2017 was primarily due to higher volume on our LOGCAP IV program and ALiSS contract and the performance on the G4 Worldwide Logistics Support contract. Operating income of $41.3 million for the six months ended June 30, 2017 was primarily due to strong performance on our LOGCAP IV program, which included the award of a twelve-month extension, and new task orders under the ALiSS contract.

Liquidity and Capital Resources
Cash generated by operations and borrowings available under our New Senior Credit Facility are our primary sources of short-term liquidity. See Note 8 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion of our New Senior Credit Facility.
As of June 30, 2018, we had $218.9 million of cash and cash equivalents with no debt retirements scheduled in the upcoming twelve month period other than the Excess Cash Flow principal payment which might be required (see discussion of Excess Cash Flow annual requirement below). We believe our current cash flow from operations and ability to refinance any upcoming amounts will be sufficient to cover our operating and capital needs for the next twelve months. However, our cash flow from operations is heavily dependent upon billing and collection of our accounts receivable and access to our class B revolving facility (the "Revolver") is dependent upon our meeting financial and non-financial covenants. Significant changes, such as a future government shutdown, further cuts mandated by sequestration or any other limitations in collections, significant future losses on any of our contracts or loss of our ability to access our Revolver, could materially impact liquidity and our ability to fund our working capital needs. Failure to meet covenant obligations prior to its scheduled maturity could result in an earlier elimination of access to our New Senior Credit Facility or other remedies by our Agent, such as the acceleration of our debt, which would materially affect our future expansion strategies and our ability to meet our operational obligations. See further discussion of our covenants in the Financing section below.
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
Management believes Days Sales Outstanding ("DSO") is an appropriate way to measure our billing and collections effectiveness. DSO measures the efficiency in collecting our receivables as of the period end date and is calculated based on average daily revenue for the most recent quarter and accounts receivable and contract assets, net of contract liabilities and customer liabilities, as of the balance sheet date. DSO was 41 and 54 days as of June 30, 2018 and December 31, 2017, respectively, as we continued to focus on managing our customer payment cycles and due to the impact of an advanced payment from a customer during the quarter ended June 30, 2018. We expect cash to continue to be impacted by operational working capital needs, potential acquisitions and interest and principal payments on our indebtedness.

Cash Flow Analysis

	Six Months Ended
(Amounts in thousands)	June 30, 2018	June 30, 2017
Net cash provided by (used in) operating activities	$105,762	$(340)
Net cash provided by (used in) investing activities	207	(2,819)
Net cash used in financing activities	(55,366)	(23,813)
Cash Flows
Cash provided by operating activities during the six months ended June 30, 2018 was $105.8 million compared to cash used in operating activities of $0.3 million during the six months ended June 30, 2017. Cash provided by operating activities during the six months ended June 30, 2018 was primarily due to our net income and changes in working capital, driven by a reduction in accounts receivable and prepaid expenses as well as an increase in accrued expenses and contract liabilities. Cash used in operating activities during the six months ended June 30, 2017 was primarily due to our net income and changes in working capital, driven by a reduction in prepaid expenses and accrued expenses as well as an increase in accounts receivable.
Cash provided by investing activities during the six months ended June 30, 2018 was $0.2 million compared to cash used in investing activities of $2.8 million during the six months ended June 30, 2017. Cash provided by investing activities during the six months ended June 30, 2018 was primarily due to returns of capital from Babcock DynCorp Limited and GLS, offset by purchases of capital assets and contributions to GLS. Cash used in investing activities during the six months ended June 30, 2017 was primarily due to purchases of capital assets and returns of capital from and contributions to GLS.
Cash used in financing activities during the six months ended June 30, 2018 was $55.4 million compared to $23.8 million during the six months ended June 30, 2017. Cash used in financing activities during the six months ended June 30, 2018 was primarily the result of our excess cash flow payment. Cash used in financing activities during the six months ended June 30, 2017 was primarily the result of our excess cash flow payment and redemption of the senior unsecured notes, partially offset by capital contributions from Cerberus.
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
As of June 30, 2018, the New Senior Credit Facility provided for the following:

•	a $127.3 million Term Loan;

•	a $85.8 million Revolver; and

•
up to $15.0 million in incremental revolving facilities provided by and at the discretion of certain non-debt fund affiliates that are controlled by Cerberus (as defined herein), which shall rank pari passu with, and be on the same terms as, the Revolver.

As of June 30, 2018 and December 31, 2017, the available borrowing capacity under the New Senior Credit Facility was approximately $65.5 million and included $20.3 million in issued letters of credit. As of June 30, 2018 and December 31, 2017 there were no amounts borrowed under the Revolver. Amounts borrowed under the Revolver are used to fund operations. The Revolver and the Term Loan mature on July 7, 2019 and July 7, 2020, respectively. See Note 8 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion.
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
As of June 30, 2018, the carrying amount of our Second Lien Notes was $381.8 million. Interest on the Second Lien Notes accrues at the rate of 11.875% per annum, comprised of 10.375% per annum in cash and 1.500% per annum payable in kind ("PIK," and such interest "PIK Interest"). The cash portion of the interest on the Second Lien Notes is payable in cash and the PIK Interest on the Second Lien Notes is payable in kind, each semi-annually in arrears on January 1 and July 1, commencing on July 1, 2016. See Note 8 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information related to the Second Lien Notes.

The weighted-average interest rate as of June 30, 2018 for our debt, excluding the Cerberus 3L Notes, was 10.9%, excluding the impact of deferred financing fees. There were no interest rate hedges in place during the three and six months ended June 30, 2018.
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
Debt Covenants and Other Matters
The New Senior Credit Facility contains a number of financial, as well as non-financial, affirmative and negative covenants that we believe are usual and customary. Among other things, the New Senior Credit Facility requires us to maintain a maximum total leverage ratio and a minimum interest coverage ratio. The total leverage ratio is the ratio of Consolidated Total Debt, as defined in Amendment No. 5 (which definition excludes debt under the Cerberus 3L Notes), less unrestricted cash and cash equivalents (up to $75.0 million) to Consolidated EBITDA, as defined in Amendment No. 5, for the applicable period. The maximum total leverage ratio was 5.40 to 1.0 for the period ended June 30, 2018. The interest coverage ratio is the ratio of Consolidated EBITDA to Consolidated Interest Expense, as defined in Amendment No. 5 (which provides that interest expense with respect to the Cerberus 3L Notes is excluded). The minimum interest coverage ratio was 1.70 to 1.0 for the period ended June 30, 2018.
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
We closely evaluate our expected ability to remain in compliance with our financial maintenance covenants. As of June 30, 2018 and December 31, 2017, we were in compliance with our financial maintenance covenants under the New Senior Credit Facility. We expect, based on current projections and estimates, to be in compliance with our covenants in the New Senior Credit Facility (including our financial maintenance covenants), and the covenants in the Second Lien Notes and the Cerberus 3L notes, further discussed below, for the next twelve months.

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

The following table provides a reconciliation of net income attributable to Delta Tucker Holdings, Inc. and EBITDA and Adjusted EBITDA for the periods included below:

Delta Tucker Holdings, Inc. Unaudited Adjusted EBITDA

	Three Months Ended		Six Months Ended
(Amounts in thousands)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net income attributable to Delta Tucker Holdings, Inc.	$24,809	$5,676	$41,217	$5,189
Provision for income taxes	3,140	5,300	7,884	8,339
Interest expense, net of interest income	15,675	17,745	32,138	36,455
Depreciation and amortization (1)	6,901	9,027	13,721	17,925
EBITDA	50,525	37,748	94,960	67,908
Certain income/expense or gain/loss adjustments per our credit agreements (2)	(270)	(1,072)	2,710	(1,238)
Employee share based compensation, severance, relocation and retention expense (3)	(725)	345	(352)	1,475
Cerberus fees (4)	55	626	86	1,276
Global Advisory Group expenses (5)	—	1,783	—	6,943
Other (6)	(708)	(164)	(1,342)	(570)
Adjusted EBITDA	$48,877	$39,266	$96,062	$75,794

(1)	Includes certain depreciation and amortization amounts which are classified as Cost of services in our unaudited condensed consolidated statements of operations.

(2)	Includes certain unusual income and expense items, as defined in the Indenture and New Senior Credit Facility.

(3)	Includes post-employment benefit expense related to severance in accordance with ASC 712 - Compensation, relocation expenses, retention expense and share based compensation expense.

(4)	Includes Cerberus Operations and Advisory Company expenses, net of recovery.

(5)
Reflects Global Advisory Group cost incurred during the three and six months ended June 30, 2017, which we were able to add back to Adjusted EBITDA under the Indenture and New Senior Credit Facility in an aggregate amount up to a total of $30 million, which was fully utilized as of the second quarter of calendar year 2017.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There has been no significant change in our exposure to market risk during the three months ended June 30, 2018, except as described below. For discussion of our exposure to market risk, refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
Interest Rate Risk

We have interest rate risk primarily related to changes in interest rates on our variable rate debt. We manage our exposure to movements in interest rates through the use of a combination of fixed and variable rate debt.

As of June 30, 2018, we had 76.5% of our debt at a fixed rate and 23.5% at a variable rate. As of December 31, 2017, we had 69.3% of our debt at a fixed rate and 30.7% at a variable rate. Our Second Lien Notes, which had an aggregate principal amount of $381.8 million and $379.0 million, respectively, outstanding as of June 30, 2018 and December 31, 2017 and Cerberus 3L Notes, which had an aggregate principal amount of $33.2 million and $32.4 million, respectively, outstanding as of June 30, 2018 and December 31, 2017, represent our fixed rate debt.
Our Term Loan and Revolver represent our variable rate debt. As of June 30, 2018 and December 31, 2017, the balance of our Term Loan was $127.3 million and $182.3 million, respectively, and we had no borrowings under the Revolver. The Term Loan bears interest, based on our option, equal to either the Eurocurrency Rate or the Base Rate as described below, in each case, plus an applicable rate of (i) 6.00% in the case of Eurocurrency Rate loans and (ii) 5.00% in the case of Base Rate loans. The Revolver bears interest, based on our option, equal to either a Eurocurrency Rate or a Base Rate as described below plus (i) a range of 4.50% to 5.00% based on the First Lien Secured Leverage Ratio in the case of Base Rate loans and (ii) a range of 5.50% to 6.00% based on the First Lien Secured Leverage Ratio in the case of Eurocurrency Rate loans. The Eurocurrency Rate is the rate per annum equal to the London Interbank Offered Rate ("LIBOR") as published on the applicable Bloomberg screen page (or other commercially available source provisions quotations of LIBOR as designated by the Agent from time to time) two London Banking Days prior to the commencement of such interest period. The variable Eurocurrency Rate has as floor of 1.75%. The variable Base Rate is equal to the higher of (a) the Federal Funds Rate plus one half of one percent and (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America, N.A. as its prime rate; provided that in no event shall the Base Rate be less than 1.00% plus the Eurocurrency Rate applicable to one-month interest periods on the date of determination of the Base Rate. The variable Base Rate has a floor of 2.75%. The Term Loan interest rate of 8.09% at June 30, 2018 was made up of a 6.00% applicable rate plus a Eurocurrency Rate of 2.09% and the Term Loan interest rate of 7.75% at December 31, 2017 was made up of a 6.00% applicable rate plus the Eurocurrency Rate floor of 1.75%. Under the New Senior Credit Facility, if we continue to have no outstanding Revolver borrowings, each 25 basis point increase in LIBOR over 1.75% would result in $0.3 million in additional interest expense annually. See Note 8 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

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

Date:	August 6, 2018	DELTA TUCKER HOLDINGS, INC.

/s/ William T. Kansky
William T. Kansky
Senior Vice President and Chief Financial Officer