Form 10-Q
period 2018-09-30
Delta Tucker Holdings, Inc.
filed 2018-11-13
CIK 1514226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐    No  ☑
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes   ☑     No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☐
Indicate by check mark whether the registrant is an emerging growth company as defined in Rule 405 of the Securities Act of 1933 (§230.405 of this chapter) or Rule 12b-2 of the Exchange Act (§240.12b-2 of this chapter).

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☑
As of November 13, 2018, the registrant had 100 shares of its Class A common stock outstanding.

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

Accordingly, such forward-looking statements do not purport to be predictions of future events or circumstances and therefore, there can be no assurance that any forward-looking statements contained herein will prove to be accurate. Other important assumptions and factors that could cause actual results to differ materially from those in the forward-looking statements are specified elsewhere in this report and in the Company's other SEC reports, which are accessible on the SEC's website at www.sec.gov and the Company's website at www.dyn-intl.com. Information on the Company's website is not part of this quarterly report on Form 10-Q. We assume no obligation to update the forward-looking statements.

Calendar Year
Included in this Quarterly Report are our unaudited condensed consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2018 and September 30, 2017, the related statements of deficit and cash flows for the nine months ended September 30, 2018 and September 30, 2017 and the unaudited condensed consolidated balance sheets as of September 30, 2018 and December 31, 2017.

PART I. FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS.

Delta Tucker Holdings, Inc.
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
(Amounts in thousands)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Revenue	$525,022	$502,974	$1,609,676	$1,437,133
Cost of services	(454,270)	(447,796)	(1,396,291)	(1,256,924)
Selling, general and administrative expenses	(21,163)	(21,243)	(71,192)	(80,129)
Depreciation and amortization expense	(6,022)	(8,792)	(18,053)	(25,936)
(Loss) earnings from equity method investees	(60)	53	209	105
Operating income	43,507	25,196	124,349	74,249
Interest expense	(16,197)	(17,149)	(49,268)	(53,628)
Loss on early extinguishment of debt	—	—	(239)	(24)
Interest income	863	15	1,796	39
Other income (expense), net	790	(43)	1,931	1,474
Income before income taxes	28,963	8,019	78,569	22,110
Provision for income taxes	(2,040)	(3,338)	(9,924)	(11,677)
Net income	26,923	4,681	68,645	10,433
Noncontrolling interests	(278)	(295)	(783)	(858)
Net income attributable to Delta Tucker Holdings, Inc.	$26,645	$4,386	$67,862	$9,575
See notes to unaudited condensed consolidated financial statements

Delta Tucker Holdings, Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
(Amounts in thousands)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Net income	$26,923	$4,681	$68,645	$10,433
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(22)	247	(50)	263
Other comprehensive (loss) income, before tax	(22)	247	(50)	263
Income tax benefit (expense) related to items of other comprehensive income (loss)	5	(88)	11	(94)
Other comprehensive (loss) income	(17)	159	(39)	169
Comprehensive income	26,906	4,840	68,606	10,602
Comprehensive loss attributable to noncontrolling interests	(278)	(295)	(783)	(858)
Comprehensive income attributable to Delta Tucker Holdings, Inc.	$26,628	$4,545	$67,823	$9,744

See notes to unaudited condensed consolidated financial statements

Delta Tucker Holdings, Inc.
Unaudited Condensed Consolidated Balance Sheets

	As Of
(Amounts in thousands, except share data)	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$239,145	$168,250
Accounts receivable, net of allowances of $5,076 and $10,142 respectively	119,567	352,550
Contract assets	163,876	—
Prepaid expenses and other current assets	49,826	52,542
Total current assets	572,414	573,342
Property and equipment, net	22,985	23,568
Goodwill	42,093	42,093
Tradenames, net	28,536	28,536
Other intangibles, net	38,074	55,302
Long-term deferred taxes	874	369
Other assets, net	11,234	12,507
Total assets	$716,210	$735,717
LIABILITIES
Current liabilities:
Current portion of long-term debt, net	$—	$53,652
Accounts payable	100,078	109,396
Accrued payroll and employee costs	79,739	105,391
Contract liabilities	39,842	—
Accrued liabilities	56,416	98,684
Income taxes payable	14,854	18,401
Total current liabilities	290,929	385,524
Long-term debt, net	536,945	527,039
Other long-term liabilities	11,437	13,081
Total liabilities	839,311	925,644
DEFICIT
Common stock, $0.01 par value – 1,000 shares authorized and 100 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	—	—
Additional paid-in capital	596,816	596,393
Accumulated deficit	(724,923)	(791,445)
Accumulated other comprehensive loss	(443)	(404)
Total deficit attributable to Delta Tucker Holdings, Inc.	(128,550)	(195,456)
Noncontrolling interests	5,449	5,529
Total deficit	(123,101)	(189,927)
Total liabilities and deficit	$716,210	$735,717
See notes to unaudited condensed consolidated financial statements

Delta Tucker Holdings, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
(Amounts in thousands)	September 30, 2018	September 30, 2017
Cash flows from operating activities
Net income	$68,645	$10,433
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,635	27,245
Loss on early extinguishment of debt	239	24
Amortization of deferred loan costs and original issue discount	4,008	4,049
Allowance on accounts receivable and other noncash gains or losses	(24,659)	2,724
Earnings from equity method investees	(209)	(105)
Distributions from equity method investees	—	222
Deferred income taxes	(505)	(755)
Other, including paid in kind interest	6,082	6,226
Changes in assets and liabilities:
Accounts receivable and contract assets	74,680	(25,731)
Prepaid expenses and other current assets	576	(4,867)
Accounts payable, accrued liabilities and contract liabilities	(14,757)	(14,168)
Income taxes payable	(3,632)	4,840
Net cash provided by operating activities	131,103	10,137
Cash flows from investing activities
Purchase of property and equipment	(8,377)	(3,931)
Proceeds from sale of property and equipment	13	537
Purchase of software	(274)	(646)
Return of capital from equity method investees	8,278	6,017
Contributions to equity method investees	(4,433)	(3,250)
Net cash used in investing activities	(4,793)	(1,273)
Cash flows from financing activities
Payments on senior secured credit facility	(54,943)	(25,114)
Payment to bondholders of senior unsecured notes	—	(39,319)
Equity contribution from affiliates of Cerberus	300	40,899
Payment of dividends to noncontrolling interests	(772)	(555)
Net cash used in financing activities	(55,415)	(24,089)
Net increase (decrease) in cash, cash equivalents and restricted cash	70,895	(15,225)
Cash, cash equivalents and restricted cash, beginning of period	168,250	125,882
Cash, cash equivalents and restricted cash, end of period	$239,145	$110,657

Income taxes paid, net of receipts	$14,107	$7,692
Interest paid	$49,200	$55,786
See notes to unaudited condensed consolidated financial statements

Delta Tucker Holdings, Inc.
Unaudited Condensed Consolidated Statements of Deficit

(Amounts in thousands)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Deficit Attributable to Delta Tucker Holdings, Inc.	Noncontrolling Interest	Total Deficit
Balance at December 31, 2016	—	$—	$555,163	$(822,045)	$(510)	$(267,392)	$5,455	$(261,937)
Share based compensation, net	—	—	27	—	—	27	—	27
Comprehensive income attributable to Delta Tucker Holdings, Inc.	—	—	—	9,575	169	9,744	858	10,602
Capital contribution	—	—	40,899	—	—	40,899	—	40,899
DIFZ financing, net of tax	—	—	4	—	—	4	—	4
Dividends declared to noncontrolling interests	—	—	—	—	—	—	(832)	(832)
Balance at September 30, 2017	—	$—	$596,093	$(812,470)	$(341)	$(216,718)	$5,481	$(211,237)

(Amounts in thousands)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Deficit Attributable to Delta Tucker Holdings, Inc.	Noncontrolling Interest	Total Deficit
Balance at December 31, 2017	—	$—	$596,393	$(791,445)	$(404)	$(195,456)	$5,529	$(189,927)
Adjustment due to adoption of ASC 606	—	—	—	(1,340)	—	(1,340)	—	(1,340)
Share based compensation, net	—	—	54	—	—	54	—	54
Comprehensive income attributable to Delta Tucker Holdings, Inc.	—	—	—	67,862	(39)	67,823	783	68,606
Capital contribution	—	—	300	—	—	300	—	300
DIFZ financing, net of tax	—	—	69	—	—	69	—	69
Dividends declared to noncontrolling interests	—	—	—	—	—	—	(863)	(863)
Balance at September 30, 2018	—	$—	$596,816	$(724,923)	$(443)	$(128,550)	$5,449	$(123,101)
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
In the opinion of management, normal recurring adjustments necessary to fairly present our financial position as of September 30, 2018 and December 31, 2017, the results of operations and statements of comprehensive income for the three and nine months ended September 30, 2018 and September 30, 2017 and the statements of deficit and cash flows for the nine months ended September 30, 2018 and September 30, 2017 have been included. The results of operations and statements of comprehensive income for the three and nine months ended September 30, 2018 and September 30, 2017 and the statements of deficit and cash flows for the nine months ended September 30, 2018 and September 30, 2017 are not necessarily indicative of the results to be expected for the full calendar year or for any future periods. We use estimates and assumptions required for preparation of the financial statements. The estimates are primarily based on historical experience and business knowledge and are revised as circumstances change. Our actual results may differ from these estimates. The unaudited condensed consolidated financial statements include the accounts of both our domestic and foreign subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
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
The gross favorable and unfavorable adjustments to income before income taxes below reflect changes in contract estimates during each reporting period, excluding new or completed contracts where no comparative estimates exist between reporting periods. The following amounts during the three and nine months ended September 30, 2018 and September 30, 2017 are presented under ASC 605, due to the adoption of ASC 606 on January 1, 2018 using the modified retrospective method.

	Three Months Ended		Nine Months Ended
(Amounts in millions)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Gross favorable adjustments	$7.9	$8.0	$18.2	$22.1
Gross unfavorable adjustments	(7.5)	(1.0)	(1.5)	(2.0)
Net adjustments	$0.4	$7.0	$16.7	$20.1
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
Recently Adopted Accounting Standards
In November 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-18 clarifies the guidance on the cash flow classification and presentation of changes in restricted cash or restricted cash equivalents. The Company elected to adopt ASU 2016-18 during the fourth quarter of calendar year 2017 and therefore, amounts generally described as restricted cash or restricted cash equivalents are now included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flow. The Company recasted its statement of cash flows for the nine months ended September 30, 2017.
Our statement of cash flows explains the change in the total of cash, cash equivalents, and restricted cash. The following table provides a reconciliation of cash and cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of such amounts in the consolidated statements of cash flows:

Nine Months Ended
(Amounts in thousands)	September 30, 2017
Beginning of period
Cash and cash equivalents	$118,218
Restricted cash	7,664
Total cash, cash equivalents and restricted cash, beginning of period	125,882

End of period
Cash and cash equivalents	110,657
Restricted cash	—
Total cash, cash equivalents and restricted cash, end of period	110,657

Net decrease in cash, cash equivalents and restricted cash	$(15,225)
The following table illustrates changes in the Company's Condensed Consolidated Statements of Cash Flows as reported and as previously reported prior to the adoption of ASU 2016-18 in the fourth quarter of calendar year 2017:

	Nine Months Ended
	September 30, 2017
	As Reported	As Previously Reported
(Amounts in thousands)
Net cash provided by operating activities	$10,137	$10,744
Net cash (used in) provided by investing activities	(1,273)	5,784
Net cash used in financing activities	(24,089)	(24,089)
Net decrease in cash, cash equivalents and restricted cash (1)	(15,225)	(7,561)
Cash, cash equivalents and restricted cash, beginning of period (1)	125,882	118,218
Cash, cash equivalents and restricted cash, end of period (1)	110,657	110,657
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
Recently Issued Accounting Developments
In February 2016, the FASB issued ASU No. 2016-02, Leases. The guidance in ASU 2016-02 supersedes the lease recognition requirements in ASC Topic 840, Leases. ASU 2016-02 requires an entity to recognize right-of-use assets and lease liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. Entities are required to adopt ASU 2016-02 using a modified retrospective approach, subject to certain optional practice expedients, and apply the provisions of ASU 2016-02 to leasing arrangements existing at or entered into after the earliest comparative period presented in the financial statements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The new standard will be effective for the Company in the first quarter of calendar year 2019. The Company has established a cross-functional team of key stakeholders for implementing the new standard. As part of the Company’s assessment and implementation plan, the Company performed a completeness assessment over the lease population, analyzing the practical expedients and assessing opportunities to make certain changes to its business policies, processes, systems and internal controls in order to determine the best implementation strategy. All of the Company's material leases are classified as operating leases, which the Company expects will continue to be classified as operating under the new standard. The Company's long-term leases (term in excess of 12 months) will be subject to the new guidance and recognized as right-of-use assets and lease liabilities upon adoption, resulting in a material impact to our total assets and total liabilities on the consolidated balance sheets. The Company does not expect the adoption of the new standard to impact its results of operations and cash flows. The Company's existing debt agreements exclude the impact of this standard on its debt covenants, accordingly the new standard will have no impact on the Company's debt-covenant compliance under the current debt agreements.
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
In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement which removes, modifies, and adds certain disclosure requirements related to fair value measurements in ASC 820. This guidance is effective for public companies in fiscal years beginning after December 15, 2019 with early adoption permitted. We are currently evaluating the potential effects of the adoption of ASU 2018-13 on our consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-15 Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract to provide guidance on implementation costs incurred in a cloud computing arrangement that is a service contract. The ASU aligns the accounting for such costs with the guidance on capitalizing costs associated with developing or obtaining internal-use software. Specifically, the ASU amends ASC 350 to include in its scope implementation costs of such arrangements that are service contracts and clarifies that a customer should apply ASC 350-40 to determine which implementation costs should be capitalized. This guidance is effective for interim and annual reporting periods beginning after December 15, 2019, and early adoption is permitted. We are currently evaluating the potential effects of the adoption of ASU 2018-15 on our consolidated financial statements.
In August 2018, the SEC issued SEC Final Rule Release No. 33-10532, Disclosure Update and Simplification, which amends certain of its disclosure requirements and is intended to facilitate the disclosure of information to investors and simplify compliance without significantly altering the total mix of information provided to investors. The final rule includes a requirement to provide an analysis of changes in stockholders’ deficit for the current and comparative year-to-date interim periods in interim reports. The final rule is effective for all filings submitted on or after November 5, 2018. The Company plans to adopt the guidance on the presentation of changes in the statements of deficit in its Form 10-Q for the quarter ending March 31, 2019.
Other accounting standards updates effective after September 30, 2018 are not expected to have a material effect on our consolidated financial position or results of operations and cash flows for the period ended September 30, 2018.

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
Revenue is recognized over time upon contract specifications. The method utilized to measure performance progress reflects the best depiction of control to the customer. If consideration is considered fixed, revenue is recognized over time using the cost-to-cost-method to measure performance progress. If consideration is considered variable, revenue is recognized as performance occurs. In instances where the contract structure is time-and-materials, the Company may utilize the practical expedient allowing the recognition of revenue in the amount at which the Company invoices as the invoiced amounts correspond directly with the value provided to the customer and to which it is entitled to payment for performance to date. The Company is electing the practical expedient on not disclosing remaining performance obligations as the Company's performance obligations, with one exception, have an original expected duration of one year or less. The contract exception relates to a contract executed during the quarter ended June 30, 2018 which has a 30 month term with a remaining performance obligation of $208.0 million as of September 30, 2018. We expect to recognize approximately 40% and 88% of our September 30, 2018 backlog as revenue over the next 12 and 24 months, respectively, with the remainder to be recognized thereafter. In addition, during the second quarter of calendar year 2018, we received a $45.1 million advance payment on this contract which is included in Contract liabilities, net of revenue recognized through September 30, 2018.
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

Disaggregation of Revenue
The following tables represent revenues disaggregated by customer-type and contract-type and include a reconciliation of the disaggregated revenue with reportable segments for the three and nine months ended September 30, 2018:

	Under ASC 606
	Three months ended September 30, 2018
(Amounts in thousands)	DynAviation	DynLogistics	Headquarters / Other	Total
Customer
DOD	$231,094	$225,729	$—	$456,823
DOS	5,282	42,424	—	47,706
Other	14,622	6,740	(869)	20,493
Total revenue	$250,998	$274,893	$(869)	$525,022

Contract Type
Fixed-Price	$105,900	$79,437	$(271)	$185,066
Time-and-Materials	25,481	3,234	(36)	28,679
Cost-Reimbursement	119,617	192,222	(562)	311,277
Total revenue	$250,998	$274,893	$(869)	$525,022

	Under ASC 606
	Nine months ended September 30, 2018
(Amounts in thousands)	DynAviation	DynLogistics	Headquarters / Other	Total
Customer
DOD	$715,040	$625,649	$—	$1,340,689
DOS	105,480	107,547	—	213,027
Other	45,164	10,467	329	55,960
Total revenue	$865,684	$743,663	$329	$1,609,676

Contract Type
Fixed-Price	$369,698	$234,109	$123	$603,930
Time-and-Materials	67,723	5,755	15	73,493
Cost-Reimbursement	428,263	503,799	191	932,253
Total revenue	$865,684	$743,663	$329	$1,609,676

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

Impact of New Revenue Guidance on Financial Statement Line Items
The following tables compare the reported condensed consolidated statement of operations, comprehensive income and cash flows for the three and nine months ended September 30, 2018 and the condensed consolidated balance sheet as of September 30, 2018, to the pro-forma amounts had the previous guidance been in effect.
Consolidated Statements of Operations

	Three months ended September 30, 2018		Nine months ended September 30, 2018
(Amounts in thousands)	As reported	Pro forma as if the previous accounting guidance was in effect	As reported	Pro forma as if the previous accounting guidance was in effect
Revenue	$525,022	$520,133	$1,609,676	$1,609,864
Cost of services	(454,270)	(454,270)	(1,396,291)	(1,396,286)
Selling, general and administrative expenses	(21,163)	(21,163)	(71,192)	(71,192)
Depreciation and amortization expense	(6,022)	(6,022)	(18,053)	(18,053)
(Loss) earnings from equity method investees	(60)	(60)	209	209
Operating income	43,507	38,618	124,349	124,542
Interest expense	(16,197)	(16,197)	(49,268)	(49,268)
Loss on early extinguishment of debt	—	—	(239)	(239)
Interest income	863	863	1,796	1,796
Other income, net	790	790	1,931	1,931
Income before income taxes	28,963	24,074	78,569	78,762
Provision for income taxes	(2,040)	(1,298)	(9,924)	(9,947)
Net income	26,923	22,776	68,645	68,815
Noncontrolling interests	(278)	(278)	(783)	(783)
Net income attributable to Delta Tucker Holdings, Inc.	$26,645	$22,498	$67,862	$68,032
The following summarizes the significant changes on the Company's condensed consolidated statement of operations for the three and nine months ended September 30, 2018 as a result of the adoption of ASC 606 on January 1, 2018 compared to if the Company had continued to recognize revenues under ASC 605. The effect of the change was primarily driven by the change in period of performance of our contracts under ASC 605 as compared to ASC 606 and the impact of timing of recognition on variable consideration on certain contracts. The remaining impacts were not material.

Consolidated Statements of Comprehensive Income

	Three months ended September 30, 2018		Nine months ended September 30, 2018
(Amounts in thousands)	As reported	Pro forma as if the previous accounting guidance was in effect	As reported	Pro forma as if the previous accounting guidance was in effect
Net income	$26,923	$22,776	$68,645	$68,815
Other comprehensive income, net of tax:
Foreign currency translation adjustment	(22)	(22)	(50)	(50)
Other comprehensive (loss) income, before tax	(22)	(22)	(50)	(50)
Income tax benefit related to items of other comprehensive (loss) income	5	5	11	11
Other comprehensive loss	(17)	(17)	(39)	(39)
Comprehensive income	26,906	22,759	68,606	68,776
Comprehensive income attributable to noncontrolling interests	(278)	(278)	(783)	(783)
Comprehensive income attributable to Delta Tucker Holdings, Inc.	$26,628	$22,481	$67,823	$67,993
The Company's statements of comprehensive income were only impacted by the change in net income due to the adoption of ASC 606.

Consolidated Balance Sheets

	As of September 30, 2018
(Amounts in thousands)	As reported	Pro forma as if the previous accounting guidance was in effect
Current assets:
Cash and cash equivalents	$239,145	$239,145
Accounts receivable, net of allowances of $5,076	119,567	285,519
Contract assets	163,876	—
Prepaid expenses and other current assets	49,826	49,826
Total current assets	572,414	574,490
Property and equipment, net	22,985	22,985
Goodwill	42,093	42,093
Tradenames, net	28,536	28,536
Other intangibles, net	38,074	38,074
Long-term deferred taxes	874	874
Other assets, net	11,234	11,234
Total assets	$716,210	$718,286

Current liabilities:
Accounts payable	$100,078	$100,078
Accrued payroll and employee costs	79,739	79,739
Contract liabilities	39,842	—
Accrued liabilities	56,416	96,801
Income taxes payable	14,854	14,877
Total current liabilities	290,929	291,495
Long-term debt, net	536,945	536,945
Other long-term liabilities	11,437	11,437
Total liabilities	839,311	839,877

Common stock, $0.01 par value – 1,000 shares authorized and 100 shares issued and outstanding at September 30, 2018	—	—
Additional paid-in capital	596,816	596,816
Accumulated deficit	(724,923)	(723,413)
Accumulated other comprehensive loss	(443)	(443)
Total deficit attributable to Delta Tucker Holdings, Inc.	(128,550)	(127,040)
Noncontrolling interests	5,449	5,449
Total deficit	(123,101)	(121,591)
Total liabilities and deficit	$716,210	$718,286

Total reported assets were $2.1 million greater than total assets in the pro-forma balance sheet, which assumes the previous guidance remained in effect as of September 30, 2018. This was largely due to the change in period of performance of our contracts under ASC 605 as compared to ASC 606 and the impact of timing of recognition on variable consideration on certain contracts.
Total reported liabilities were $0.6 million less than total liabilities in the pro-forma balance sheet, which assumes the previous guidance remained in effect as of September 30, 2018. This was primarily due to the change in amounts received from customers in excess of revenue recognized. The remaining impacts were not material.

Consolidated Statements of Cash Flows

	Nine months ended September 30, 2018
(Amounts in thousands)	As reported	Pro forma as if the previous accounting guidance was in effect
Cash flows from operating activities
Net income	$68,645	$68,815
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,635	20,635
Loss on early extinguishment of debt	239	239
Amortization of deferred loan costs and original issue discount	4,008	4,008
Allowance on accounts receivable and other noncash gains or losses	(24,659)	(24,659)
Earnings from equity method investees	(209)	(209)
Deferred income taxes	(505)	(505)
Other, including paid in kind interest	6,082	6,082
Changes in assets and liabilities:
Accounts receivable and contract assets	74,680	73,945
Prepaid expenses and other current assets	576	576
Accounts payable, accrued liabilities and contract liabilities	(14,757)	(14,215)
Income taxes payable	(3,632)	(3,609)
Net cash provided by operating activities	131,103	131,103
Cash flows from investing activities
Purchase of property and equipment	(8,377)	(8,377)
Proceeds from sale of property and equipment	13	13
Purchase of software	(274)	(274)
Return of capital from equity method investees	8,278	8,278
Contributions to equity method investees	(4,433)	(4,433)
Net cash used in investing activities	(4,793)	(4,793)
Cash flows from financing activities
Payments on senior secured credit facility	(54,943)	(54,943)
Equity contribution from affiliates of Cerberus	300	300
Payment of dividends to noncontrolling interests	(772)	(772)
Net cash used in financing activities	(55,415)	(55,415)
Net increase in cash, cash equivalents and restricted cash	70,895	70,895
Cash, cash equivalents and restricted cash, beginning of period	168,250	168,250
Cash, cash equivalents and restricted cash, end of period	$239,145	$239,145
The adoption of ASC 606 had no impact on the totals of the Company's cash flows from operating, investing and financing activities.

Note 3 — Composition of Certain Financial Statement Captions
The following tables present financial information of certain consolidated balance sheet captions.
Prepaid expenses and other current assets

	As Of
(Amounts in thousands)	September 30, 2018	December 31, 2017
Prepaid expenses	$39,556	$38,423
Inventories, net	4,794	8,240
Work-in-process inventory	459	520
Joint venture receivables	37	29
Other current assets	4,980	5,330
Total prepaid expenses and other current assets	$49,826	$52,542
Prepaid expenses include prepaid insurance, prepaid vendor deposits, and prepaid rent, none of which individually exceed 5% of current assets. The change in prepaid expenses is primarily due to the timing of insurance payments. Inventory is valued at the lower of cost or net realizable value.
Property and equipment, net

	As Of
(Amounts in thousands)	September 30, 2018	December 31, 2017
Aircraft	$3,868	$3,868
Computers and related equipment	9,960	7,967
Leasehold improvements	17,401	17,614
Office furniture and fixtures	3,374	4,184
Vehicles	14,533	12,659
Gross property and equipment	49,136	46,292
Less accumulated depreciation	(26,151)	(22,724)
Total property and equipment, net	$22,985	$23,568
As of September 30, 2018 and December 31, 2017, Property and equipment, net, included the accrual for property additions of $1.4 million and $4.4 million, respectively. Depreciation expense, including certain depreciation amounts classified as Cost of services, was $1.5 million and $4.6 million during the three and nine months ended September 30, 2018, respectively. Depreciation expense, including certain depreciation amounts classified as Cost of services, was $1.3 million and $3.3 million during the three and nine months ended September 30, 2017, respectively.
Other assets, net

	As Of
(Amounts in thousands)	September 30, 2018	December 31, 2017
Investment in affiliates	$2,110	$5,746
Palm promissory note, long-term portion	1,751	1,876
Other	7,373	4,885
Total other assets, net	$11,234	$12,507
Accrued payroll and employee costs

	As Of
(Amounts in thousands)	September 30, 2018	December 31, 2017
Wages, compensation and other benefits	$61,615	$90,583
Accrued vacation	17,034	13,625
Accrued contributions to employee benefit plans	1,090	1,183
Total accrued payroll and employee costs	$79,739	$105,391

Accrued liabilities

	As Of
(Amounts in thousands)	September 30, 2018	December 31, 2017
Customer liabilities	$6,803	$23,486
Accrued insurance	19,456	23,793
Accrued interest	12,069	23,194
Contract losses	1,699	2,660
Legal reserves	4,743	9,233
Other	11,646	16,318
Total accrued liabilities	$56,416	$98,684
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
Customer liabilities represent amounts due back to a customer. The reduction in customer liabilities is partially due to the settlement of certain liabilities in advance of the closeout of the Civilian Police ("CivPol") contract during the third quarter of calendar year 2018. Contract losses represent our best estimate of forward losses using currently available information and could change in future periods as new facts and circumstances emerge. Changes to the provision for contract losses are presented in Cost of services on our Statement of Operations. Legal matters include reserves related to various lawsuits and claims. See Note 9 for further discussion. Other is comprised primarily of accrued rent and workers' compensation related claims and other balances that are not individually material to the consolidated financial statements.
Other long-term liabilities
As of September 30, 2018 and December 31, 2017, Other long-term liabilities were $11.4 million and $13.1 million, respectively. Other long-term liabilities are primarily due to our long-term incentive bonus plan and nonqualified unfunded deferred compensation plan of $2.9 million and $3.3 million as of September 30, 2018 and December 31, 2017, respectively, and a long-term leasehold obligation related to our Tysons Corner facility in McLean, Virginia, of $2.5 million and $2.8 million as of September 30, 2018 and December 31, 2017, respectively. Other long-term liabilities also include an uncertain tax benefit of $3.5 million as of September 30, 2018 and December 31, 2017. See Note 5 for further discussion.

Note 4 — Goodwill and Other Intangible Assets
In January 2018, the Company amended its organizational structure to improve efficiencies within existing businesses, capitalize on new opportunities, continue international growth and expand commercial business. The Company’s three operating and reporting segments, Aviation Engineering, Logistics and Sustainment ("AELS"), Aviation Operations and Life Cycle Management ("AOLC") and DynLogistics, were re-aligned into two operating and reporting segments by combining AELS and AOLC into DynAviation with DynLogistics continuing to operate as a separate segment. Our two operating and reporting segments provide services domestically and in foreign countries primarily under contracts with the U.S. government. Each operating and reportable segment is its own reporting unit and only the DynLogistics reporting unit had a goodwill balance as of September 30, 2018, which we assess for potential goodwill impairment. The carrying amount of goodwill for DynLogistics was $42.1 million as of both September 30, 2018 and December 31, 2017.
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
During the nine months ended September 30, 2018, we did not have a triggering event in any of our reporting units.
Amortization expense for customer-related intangibles, other intangibles and finite-lived tradenames was $5.4 million and $16.0 million for the three and nine months ended September 30, 2018, respectively. Amortization expense for customer-related intangibles, other intangibles and finite-lived tradenames was $8.0 million and $24.0 million for the three and nine months ended September 30, 2017, respectively.
Other intangibles are primarily representative of our capitalized software which had a net carrying value of $1.5 million and $3.2 million as of September 30, 2018 and December 31, 2017, respectively.
Estimated aggregate future amortization expense for finite lived assets subject to amortization are $5.4 million for the three months ending December 31, 2018, $21.4 million in 2019, $11.1 million in 2020, $0.1 million in 2021, $0.0 million in 2022 and $0.0 million thereafter.

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
The domestic and foreign components of Income before income taxes are as follows:

	Three Months Ended		Nine Months Ended
(Amounts in thousands)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Domestic	$23,886	$7,683	$72,967	$19,909
Foreign	5,077	336	5,602	2,201
Income before income taxes	$28,963	$8,019	$78,569	$22,110
Non-current deferred tax assets, net, was $0.9 million and $0.4 million as of September 30, 2018 and December 31, 2017, respectively.
Our effective tax rate ("ETR") was 7.0% and 12.6% for the three and nine months ended September 30, 2018, respectively. Our ETR was 41.6% and 52.8% for the three and nine months ended September 30, 2017, respectively. For the three and nine months ended September 30, 2018, the ETR was primarily driven by a decrease in the corporate federal tax rate effective January 1, 2018 and a reduction in the valuation allowance partially offset by an increase in foreign taxes and pretax book income.
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
While we anticipate that the Tax Act will result in the Company enhancing its ability to recognize existing deferred tax assets in the future, the Company also anticipates that the Tax Act will create new deferred tax assets that will be subject to future valuation allowance. As such, the Company will remain in a valuation allowance on most domestic deferred tax assets for the period ended September 30, 2018 but will assess the need for valuation allowance each period. As of September 30, 2018 and December 31, 2017, our valuation allowance was $58.0 million and $66.6 million, respectively.
As of September 30, 2018, we had $4.1 million of total unrecognized tax benefits of which $2.7 million would impact our effective tax rate if recognized. As of December 31, 2017, we had $2.8 million of total unrecognized tax benefits of which $2.7 million would impact our effective tax rate if recognized. We do not expect the unrecognized tax benefit and any related interest or penalties to be settled within the next twelve months.
During the nine months ended September 30, 2018, we made no estimated federal income tax payments. All of our income taxes paid or refunds received during the nine months ended September 30, 2018 were related to state or foreign jurisdictions.
During the nine months ended September 30, 2018, a tax assessment from the Saudi Arabia Tax Authority ("GAZT") was received, seeking approximately $7.7 million in taxes and penalties specific to an existing audit of a branch location for periods between 2002 to 2013. We filed an initial appeal on the assessment with the GAZT and we previously established an accrual for the more likely than not amount of the estimated tax liability. We will continue to monitor and revise the liability accordingly.

Note 6 — Contract Balances
Our contract balances consist of accounts receivable, contract assets and contract liabilities.
We adopted ASC 606, Revenue from Contracts with Customers, as of January 1, 2018 using the modified retrospective approach. Due to the adoption of ASC 606, amounts previously presented as unbilled receivables in Accounts receivable, net of allowances, for the year ended December 31, 2017, have prospectively been presented as Contract assets within the Company's consolidated balance sheets without restatement to prior periods. Contract assets primarily consist of unbilled receivables which represent rights to consideration for work completed but not billed as of the reporting date. The balance of unbilled receivables consists of costs and fees that are: (i) billable immediately; (ii) billable on contract completion; or (iii) billable upon other specified events, such as the resolution of a request for equitable adjustment or formal claim. Contract assets as of September 30, 2018 include $14.1 million related to costs incurred on projects for which we are awaiting final funding, definitization or other contract actions in order for us to bill our customer. As of December 31, 2017, unbilled accounts receivable included $12.0 million related to costs incurred on projects for which we are awaiting final funding, definitization or other contract actions in order for us to bill our customer. As of September 30, 2018 and December 31, 2017, we had one contract claim outstanding totaling $2.8 million and $2.7 million, respectively, net of reserves. We do not believe we have significant exposure to credit risk as our receivables are primarily with the U.S. government.
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
Our contract balances consisted of the following:

(Amounts in thousands)	September 30, 2018	December 31, 2017	$ Change
Accounts receivable, net of allowances	$119,567	$160,770	$(41,203)
Unbilled accounts receivable	—	191,780	(191,780)
Contract assets	163,876	—	163,876
Contract liabilities	39,842	—	39,842
During the nine months ended September 30, 2018:

•	we reclassified $191.8 million of Unbilled accounts receivable to Contract assets due to the implementation of ASC 606;

•
we increased Contract assets by $1.6 billion due to the recognition of revenue in calendar year 2018, which included adjustments for changes in estimates arising from a change in the measure of progress, a change in an estimate of the transaction price or contract modifications;

•	we reclassified $1.6 billion of Contract assets to Accounts receivable when the right to consideration became unconditional;

•	we recognized revenue of $7.5 million related to our Contract liabilities as of January 1, 2018.
Our allowance for doubtful accounts was $5.1 million as of September 30, 2018 compared to $10.1 million as of December 31, 2017, and is primarily due to the collection of a majority of the previously reserved outstanding receivables where we operated under a subcontract for a prime contractor on a U.S. government program that ended December 31, 2014. See Note 9 for further discussion.

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
Our estimate of the fair value of our 11.875% senior secured second lien notes (the "Second Lien Notes"), and New Senior Credit Facility (as defined in Note 8) is based on Level 1 and Level 2 inputs, as defined above. Our estimate of the fair value of our Cerberus 3L Notes (as defined in Note 8) is based on Level 3 inputs, as defined above. We used the following techniques in determining the fair value disclosed for the Cerberus 3L Notes classified as Level 3. The fair value as of September 30, 2018 has been calculated by discounting the expected cash flows using a discount rate of 6.3%. This discount rate is determined using the Moody's credit rating for the Second Lien Notes and reducing the rating one level lower for the Cerberus 3L Notes as they are subordinated to the Second Lien Notes.

	As Of
	September 30, 2018		December 31, 2017
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
11.875% senior secured second lien notes	$384,713	$402,025	$379,006	$401,273
Term loan	127,343	127,343	182,286	182,286
Cerberus 3L notes	33,665	30,404	32,420	30,267
Total indebtedness	545,721	559,772	593,712	613,826
Less current portion of long-term debt	—	—	(54,943)	(54,943)
Total long-term debt	$545,721	$559,772	$538,769	$558,883

Note 8 — Debt
Debt consisted of the following:

	As of September 30, 2018
(Amounts in thousands)	Carrying Amount	Original Issue Discount on Term Loan	Deferred Financing Costs, Net	Carrying Amount less Original Issue Discount on Term Loan and Deferred Financing Costs, Net
11.875% senior secured second lien notes	$384,713	$—	$(876)	$383,837
Term loan	127,343	(6,324)	(1,511)	119,508
Cerberus 3L notes	33,665	—	(65)	33,600
Total indebtedness	545,721	(6,324)	(2,452)	536,945
Less current portion of long-term debt, net (1)	—	—	—	—
Total long-term debt, net	$545,721	$(6,324)	$(2,452)	$536,945

(1)
The carrying amount of the current portion of long-term debt as of September 30, 2018 includes the Revolver (as defined below). As of September 30, 2018, there were no amounts borrowed under the Revolver.

	As of December 31, 2017
(Amounts in thousands)	Carrying Amount	Original Issue Discount on Term Loan	Deferred Financing Costs, Net	Carrying Amount less Original Issue Discount on Term Loan and Deferred Financing Costs, Net
11.875% senior secured second lien notes	$379,006	$—	$(1,177)	$377,829
Term loan	182,286	(8,996)	(2,776)	170,514
Cerberus 3L notes	32,420	—	(72)	32,348
Total indebtedness	593,712	(8,996)	(4,025)	580,691
Less current portion of long-term debt, net (2)	(54,943)	1,110	181	(53,652)
Total long-term debt, net	$538,769	$(7,886)	$(3,844)	$527,039

(2)	The carrying amount of the current portion of long-term debt as of December 31, 2017 includes our Excess Cash Flow Payment of $54.9 million, which was paid on March 21, 2018.
The original issue discount on the Term Loan facility under the New Senior Credit Facility (the "Term Loan") and deferred financing costs are amortized through interest expense. Amortization related to the original issue discount was $0.9 million and $2.7 million during the three and nine months ended September 30, 2018, respectively, and was $0.9 million and $2.7 million during the three and nine months ended September 30, 2017. Amortization related to deferred financing costs was $0.4 million and $1.3 million during the three and nine months ended September 30, 2018, respectively, and was $0.5 million and $1.4 million during the three and nine months ended September 30, 2017, respectively.
Deferred financing costs for the nine months ended September 30, 2018 were reduced by $0.2 million related to the pro rata write-off of deferred financing costs to loss on early extinguishment of debt as a result of the $54.9 million Excess Cash Flow principal payment made on the Term Loan on March 21, 2018, which was the only principal payment made on the Term Loan during the nine months ended September 30, 2018. Deferred financing costs for the nine months ended September 30, 2017 were reduced an immaterial amount related to the pro rata write-off of deferred financing costs to loss on early extinguishment of debt as a result of the $25.1 million in principal prepayment made on the Term Loan.
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

As of September 30, 2018, the New Senior Credit Facility provided for the following:

•	a $127.3 million Term Loan;

•	a $85.8 million class B revolving facility (the "Revolver"); and

•
up to $15.0 million in incremental revolving facilities provided by and at the discretion of certain non-debt fund affiliates that are controlled by Cerberus (as defined herein), which shall rank pari passu with, and be on the same terms as, the Revolver.

As of September 30, 2018 and December 31, 2017, the available borrowing capacity under the New Senior Credit Facility was approximately $66.5 million and $65.5 million, respectively, and included $19.3 million and $20.3 million, respectively, in issued letters of credit. Amounts borrowed under the Revolver are used to fund operations. As of September 30, 2018 and December 31, 2017 there were no amounts borrowed under the Revolver. The Revolver and the Term Loan mature on July 7, 2019 and July 7, 2020, respectively.
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
As of September 30, 2018 and December 31, 2017, the applicable interest rate on the Term Loan was 8.08% and 7.75%, respectively.
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
The applicable interest rate for our letter of credit subfacility was 5.50% as of September 30, 2018 and December 31, 2017, respectively. The applicable interest rate for our unused commitment fees was 0.50% as of September 30, 2018 and December 31, 2017.
Principal Payments
The credit agreement governing the New Senior Credit Facility contains an annual requirement to submit a portion of our Excess Cash Flow, as defined in the credit agreement, within five business days of filing annual financial statements, as additional principal payments. Based on our annual financial results for the years ended December 31, 2017 and 2016, we made additional principal payments as required under the Excess Cash Flow provisions of the New Senior Credit Facility of $54.9 million on March 21, 2018 and $25.1 million on April 4, 2017. Certain other transactions can trigger mandatory principal payments such as tax refunds, a disposition of a portion of our business or a significant asset sale. We had no such transactions during the nine months ended September 30, 2018 or September 30, 2017.
The New Senior Credit Facility requires us to prepay outstanding term loans, subject to certain exceptions, with:

•	100% of excess cash flow (as defined in Amendment No. 5) less the amount of certain voluntary prepayments as described in Amendment No. 5; and

•
100% of the net cash proceeds of all non-ordinary course asset sales and casualty and condemnation events, if we do not reinvest or commit to reinvest those proceeds in assets to be used in our business or to make certain other permitted investments within nine months (and, if committed to be so reinvested, actually reinvested within twelve months).

We are permitted to voluntarily repay outstanding loans under the New Senior Credit Facility at any time without premium or penalty, other than customary "breakage" costs with respect to Eurocurrency Rate Loans.

Maturity and Principal Amortization
We were required to make principal amortization payments with respect to the Term Loan of $22.5 million on or prior to June 15, 2017 and $22.5 million on or prior to June 15, 2018, which amounts were fully satisfied as a result of the additional principal payments of $54.9 million and $25.1 million made on March 21, 2018 and April 4, 2017, respectively, under the Excess Cash Flow requirement discussed above. The principal amount of the Term Loan may be reduced as a result of prepayments, with the remaining amount payable on July 7, 2020.
Guarantee and Security
The guarantors of the obligations under the New Senior Credit Facility are identical to those under the Second Lien Notes and the Cerberus 3L Notes. See Note 12. The New Senior Credit Facility is secured on a first lien basis by the same collateral that secures the Second Lien Notes on a second lien basis and the Cerberus 3L Notes on a third lien basis.
Covenants and Other Terms
The New Senior Credit Facility contains a number of financial, as well as non-financial, affirmative and negative covenants that we believe are usual and customary. Among other things, the New Senior Credit Facility requires us to maintain a maximum total leverage ratio and a minimum interest coverage ratio. The total leverage ratio is the ratio of Consolidated Total Debt, as defined in Amendment No. 5 (which definition excludes debt under the Cerberus 3L Notes), less unrestricted cash and cash equivalents (up to $75.0 million) to Consolidated EBITDA, as defined in Amendment No. 5, for the applicable period. The maximum total leverage ratio was 4.75 to 1.0 for the period ended September 30, 2018. The interest coverage ratio is the ratio of Consolidated EBITDA to Consolidated Interest Expense, as defined in Amendment No. 5 (which provides that interest expense with respect to the Cerberus 3L Notes is excluded). The minimum interest coverage ratio was 1.70 to 1.0 for the period ended September 30, 2018.
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
As of September 30, 2018 and December 31, 2017, we were in compliance with our financial maintenance covenants under the New Senior Credit Facility. We expect, based on current projections and estimates, to be in compliance with our covenants in the New Senior Credit Facility (including our financial maintenance covenants), and the covenants in the Second Lien Notes and the Cerberus 3L notes, further discussed below, for the next twelve months.
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
During the three and nine months ended September 30, 2018, PIK interest converted into the carrying amount of the Second Lien Notes was $2.9 million and $5.7 million, respectively. During the three and nine months ended September 30, 2017, PIK interest converted into the carrying amount of the Second Lien Notes was $2.8 million and $5.6 million, respectively. PIK interest accrued on the Second Lien Notes was $1.4 million and $2.8 million as of September 30, 2018 and December 31, 2017, respectively.
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

Interest Rate and Fees
The interest rate per annum applicable to the Cerberus 3L Notes is 5.00%, payable in kind on a quarterly basis. During the three and nine months ended September 30, 2018, PIK interest converted into the carrying amount of the Cerberus 3L Notes was $0.4 million and $1.1 million, respectively. During the three and nine months ended September 30, 2017, PIK interest converted into the carrying amount of the Cerberus 3L Notes was $0.4 million and $1.2 million, respectively.

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

Debt Maturity Schedule

The following table represents our contractual maturity schedule associated with our debt as of September 30, 2018:

	Calendar Years (1)
(Amounts in thousands)	2018	2019	2020	2021	2022	Thereafter	Total
11.875% senior secured second lien notes	$—	$—	$384,713	$—	$—	$—	$384,713
Term loan (2)	—	—	127,343	—	—	—	127,343
Cerberus 3L notes	—	—	—	—	—	33,665	33,665
Total debt	$—	$—	$512,056	$—	$—	$33,665	$545,721

(1)	As of September 30, 2018, there were no amounts outstanding under the Revolver.

(2)
On October 19, 2018, we made a voluntary principal payment of $50.0 million on the Term Loan. Excess cash flow principal payments are determined annually. Accordingly, after giving effect to this voluntary prepayment, the required payments in the calendar year 2020 and the Total column will be $77,343.

Note 9 — Commitments and Contingencies
Commitments
We have operating leases for the use of real estate and certain property and equipment which are either non-cancelable, cancelable only by the payment of penalties or cancelable upon one month’s notice. All lease payments are based on the lapse of time. There are no purchase options on operating leases at favorable terms, but most leases have one or more renewal options. Certain real estate leases are subject to annual escalations for increases in base rents, utilities and property taxes. Lease rental expense was $13.0 million and $34.0 million for the three and nine months ended September 30, 2018, respectively. Lease rental expense was $10.5 million and $31.7 million for the three and nine months ended September 30, 2017, respectively. We have no significant long-term purchase agreements with service providers.
Contingencies
General Legal Matters
We are involved in various lawsuits and claims that arise in the normal course of business. We have established reserves for matters in which it is believed that losses are probable and can be reasonably estimated. Reserves related to these matters have been recorded in Other accrued liabilities totaling approximately $4.7 million and $9.2 million as of September 30, 2018 and December 31, 2017, respectively. We believe that appropriate accruals have been established for such matters based on information currently available; however, some of the matters may involve compensatory, punitive, or other claims or sanctions that, if granted, could require us to pay damages or make other expenditures in amounts that could not be reasonably estimated at September 30, 2018. These accrued reserves represent the best estimate of amounts believed to be our liability in a range of expected losses. In addition to matters that are considered probable and that can be reasonably estimated, we also have certain matters considered reasonably possible. Other than matters disclosed below, we believe the aggregate range of possible loss related to matters considered reasonably possible was not material as of September 30, 2018. Litigation is inherently unpredictable and unfavorable resolutions could occur. Accordingly, it is possible that an adverse outcome from such proceedings could (i) exceed the amounts accrued for probable matters; or (ii) require a reserve for a matter we did not originally believe to be probable or could be reasonably estimated. Such changes could be material to our financial condition, results of operations and cash flows in any particular reporting period. Our view of the matters not specifically disclosed could possibly change in future periods as events thereto unfold.
Pending Litigation and Claims
In October 2007, we entered into a subcontract with Northrop Grumman Technical Services, Inc. (“Northrop”) to support Northrop’s prime contract with the DoD Counter Narcotics Terrorism Program Office ("CNTPO"). We performed the services requested by Northrop, the government determined that it received “intended quality and skills of personnel,” and Northrop paid our invoices until July 2014. Subsequent to July 2014, Northrop stopped paying our periodic invoices. The contract operations ended on December 31, 2014. In March 2015, Northrop filed a civil action against us to obtain documents regarding our invoices and now asserts approximately $5.0 million in damages. We believe the damages asserted by Northrop represent a loss contingency that is remote. In September 2015, we filed an Answer and Counterclaim seeking approximately $41.0 million for unpaid invoices. We have collected a majority of these funds and we continue to seek payment on the remaining balance.
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
Foreign Contingencies
On January 22, 2014, a tax assessment from the Large Tax Office of the Afghanistan Ministry of Finance ("MOF") was received, seeking approximately $64.2 million in taxes and penalties specific to one of our business licenses in Afghanistan for periods between 2009 to 2012. The majority of this assessment was income tax related; however, $10.2 million of the assessed amount is non-income tax related and represents loss contingencies that we consider reasonably possible. We filed our initial appeal of the assessment with the MOF on February 19, 2014. In May 2014, the Afghanistan Supreme Court issued an opinion in our favor for the income tax related issue which totaled approximately $54.0 million. In October 2018, we received a formal release from the MOF for the entire amount.
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
Risk Management Liabilities and Reserves
We are insured for domestic workers' compensation liabilities and a significant portion of our employee medical costs. However, we bear risk for a portion of claims pursuant to the terms of the applicable insurance contracts. We account for these programs based on actuarial estimates of the amount of loss inherent in that period’s claims, including losses for which claims have not been reported of $7.4 million and $7.7 million as of September 30, 2018 and December 31, 2017, respectively. These loss estimates rely on actuarial observations of ultimate loss experience for similar historical events. We limit our risk by purchasing stop-loss insurance policies for significant claims incurred for both domestic workers' compensation liabilities and medical costs. Our exposure under the stop-loss policies for domestic workers' compensation and medical costs is limited based on fixed dollar amounts. For domestic workers' compensation and employers' liability under state and federal law, the fixed dollar amount of stop-loss coverage is $1.0 million per occurrence on most policies, but is $0.25 million per occurrence on a California-based policy. For medical costs, the fixed dollar amount of stop-loss coverage is $0.4 million for total costs per covered participant per calendar year.

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
The following is a summary of the financial information of the reportable segments reconciled to the amounts reported in the condensed consolidated financial statements:

	Three Months Ended		Nine Months Ended
(Amounts in thousands)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Revenue
DynAviation	$250,998	$307,864	$865,684	$886,085
DynLogistics	274,893	195,810	743,663	551,791
Headquarters / Other (1)	(869)	(700)	329	(743)
Total revenue	$525,022	$502,974	$1,609,676	$1,437,133

Operating income (loss)
DynAviation	$21,152	$26,415	$72,368	$66,060
DynLogistics	35,788	9,125	83,991	50,424
Headquarters / Other (2)	(13,433)	(10,344)	(32,010)	(42,235)
Total operating income (loss)	$43,507	$25,196	$124,349	$74,249

Depreciation and amortization
DynAviation	$272	$525	$1,057	$1,139
DynLogistics	632	258	1,700	594
Headquarters / Other	6,009	8,537	17,878	25,512
Total depreciation and amortization (3)	$6,913	$9,320	$20,635	$27,245

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

(3)
Includes amounts included in Cost of services of $0.9 million and $2.6 million and for the three and nine months ended September 30, 2018, respectively, and $0.5 million and $1.3 million for the three and nine months ended September 30, 2017, respectively.

The following is a summary of the assets of the reportable segments reconciled to the amounts reported in the consolidated financial statements:

	As Of
(Amounts in thousands)	September 30, 2018	December 31, 2017
Assets
DynAviation	$177,630	$244,231
DynLogistics	239,213	243,281
Headquarters / Other (1)	299,367	248,205
Total assets	$716,210	$735,717

(1)	Assets primarily include cash, investments in unconsolidated subsidiaries, and intangible assets (excluding goodwill).

Note 11 — Related Parties, Joint Ventures and Variable Interest Entities
Consulting Fee
We have a Master Consulting and Advisory Services agreement ("COAC Agreement") with Cerberus Operations and Advisory Company, LLC ("COAC") where, pursuant to the terms of the agreement, they make personnel available to us for the purpose of providing reasonably requested business advisory services. The services are priced on a case by case basis depending on the requirements of the project and agreements in pricing. We incurred $0.1 million and $0.2 million of consulting fees on a gross basis before considering the effect of our contract mix which provides for partial recovery in conjunction with the COAC Agreement, during the three and nine months ended September 30, 2018, respectively, and $1.1 million and $3.6 million during the three and nine months ended September 30, 2017, respectively.
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
Joint Ventures and Variable Interest Entities
We account for our investments in variable interest entities ("VIEs") in accordance with ASC 810 - Consolidation. In cases where we have (i) the power to direct the activities of the VIE that most significantly impact its economic performance and (ii) the obligation to absorb losses of the VIE that could potentially be significant or the right to receive benefits from the entity that could potentially be significant to the VIE, we consolidate the entity. We consolidated DynCorp International FZ - LLC ("DIFZ") based on the aforementioned criteria. Alternatively, in cases where all of the aforementioned criteria are not met, the investment is accounted for under the equity method. As of September 30, 2018, we accounted for Partnership for Temporary Housing LLC ("PaTH") and Global Linguist Solutions ("GLS") as equity method investments. We present our share of the PaTH and GLS earnings in (Loss) earnings from equity method investees as these joint ventures are considered operationally integral.
Receivables due from our unconsolidated joint ventures totaled $0.1 million as of both September 30, 2018 and December 31, 2017. These receivables are a result of items purchased and services rendered by us on behalf of our unconsolidated joint ventures. We have assessed these receivables as having minimal collection risk based on our historic experience with these joint ventures and our inherent influence through our ownership interest.
We did not incur cost or earn revenue from services provided to our unconsolidated joint ventures during the three and nine months ended September 30, 2018. We recognized $0.2 million and $0.6 million in cost of services and did not earn revenue from our unconsolidated joint ventures during the three and nine months ended September 30, 2017, respectively. Additionally, we recognized $0.1 million of losses and $0.2 million in equity method income (includes operationally integral and non-integral income) during the three and nine months ended September 30, 2018 and $0.1 million in equity method income during the three and nine months ended September 30, 2017.
GLS’ revenue was $13.4 million and $39.3 million during the three and nine months ended September 30, 2018, respectively, and $10.4 million and $26.3 million during the three and nine months ended September 30, 2017. GLS’ operating and net income was $0.9 million and $2.9 million during the three and nine months ended September 30, 2018. GLS' operating and net income was $0.3 million and operating loss was $2.1 million during the three and nine months ended September 30, 2017, respectively.
We currently hold one promissory note included in Other assets on our consolidated balance sheet from Palm Trading Investment Corp, which had an aggregate initial value of $9.2 million. The loan balance outstanding was $1.8 million and $2.0 million as of September 30, 2018 and December 31, 2017, respectively, reflecting the initial value plus accrued interest, less non-cash dividend payments against the promissory note. The fair value of the note receivable is not materially different from its carrying value.
As discussed above and in accordance with ASC 810 - Consolidation, we consolidate DIFZ. The following tables present selected financial information for DIFZ as of September 30, 2018 and December 31, 2017 and for the three and nine months ended September 30, 2018 and September 30, 2017:

	As Of
(Amounts in millions)	September 30, 2018	December 31, 2017
Assets	$16.2	$4.5
Liabilities	13.1	0.9

	Three Months Ended		Nine Months Ended
(Amounts in millions)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Revenue	$43.5	$43.4	$128.8	$127.9
The following tables present selected financial information for our equity method investees as of September 30, 2018 and December 31, 2017 and for the three and nine months ended September 30, 2018 and September 30, 2017:

	As Of
(Amounts in millions)	September 30, 2018	December 31, 2017
Current assets	$17.6	$28.2
Total assets	17.6	28.2
Current liabilities	6.1	11.6
Total liabilities	6.1	11.6

	Three Months Ended		Nine Months Ended
(Amounts in millions)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Revenue	$13.4	$10.7	$42.7	$27.3
Gross profit (loss)	0.9	0.4	3.6	(2.5)
Net income (loss)	0.7	0.4	3.5	(2.3)
Many of our joint ventures and VIEs only perform on a single contract. The modification or termination of a contract under a joint venture or VIE could trigger an impairment in the fair value of our investment in these entities. In the aggregate, our maximum exposure to losses as a result of our investment consists of our (i) $2.1 million investment in unconsolidated joint ventures, (ii) $0.1 million in receivables from our unconsolidated joint ventures, (iii) $1.8 million note receivable from Palm Trading Investment Corp. and (iv) contingent liabilities that were neither probable nor reasonably estimable as of September 30, 2018.

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
The following condensed consolidating financial statements present (i) unaudited condensed consolidating balance sheets as of September 30, 2018 and December 31, 2017, (ii) unaudited condensed consolidating statements of operations and comprehensive income for the three and nine months ended September 30, 2018 and September 30, 2017, (iii) unaudited condensed consolidating statements of cash flows for the nine months ended September 30, 2018 and September 30, 2017 and (iii) elimination entries necessary to consolidate Parent and its subsidiaries.
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
DynCorp International Inc. is considered the Subsidiary Issuer as it issued the Second Lien Notes.

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Operations Information
For the Three Months Ended September 30, 2018

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$—	$528,022	$47,099	$(50,099)	$525,022
Cost of services	—	—	(457,789)	(46,522)	50,041	(454,270)
Selling, general and administrative expenses	—	—	(21,108)	(111)	56	(21,163)
Depreciation and amortization expense	—	—	(5,963)	(61)	2	(6,022)
Loss from equity method investees	—	—	(60)	—	—	(60)
Operating income	—	—	43,102	405	—	43,507
Interest expense	—	(15,821)	(376)	—	—	(16,197)
Interest income	—	—	863	—	—	863
Equity in income of consolidated subsidiaries	26,645	36,929	76	—	(63,650)	—
Other income (expense), net	—	—	804	(14)	—	790
Income before income taxes	26,645	21,108	44,469	391	(63,650)	28,963
Benefit (provision) for income taxes	—	5,537	(7,540)	(37)	—	(2,040)
Net income	26,645	26,645	36,929	354	(63,650)	26,923
Noncontrolling interests	—	—	—	(278)	—	(278)
Net income attributable to Delta Tucker Holdings, Inc.	$26,645	$26,645	$36,929	$76	$(63,650)	$26,645

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Operations Information
For the Three Months Ended September 30, 2017

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$—	$506,037	$48,103	$(51,166)	$502,974
Cost of services	—	—	(451,480)	(47,457)	51,141	(447,796)
Selling, general and administrative expenses	—	—	(21,150)	(114)	21	(21,243)
Depreciation and amortization expense	—	—	(8,621)	(174)	3	(8,792)
Earnings from equity method investees	—	—	53	—	—	53
Operating income	—	—	24,839	358	(1)	25,196
Interest expense	—	(16,454)	(695)	—	—	(17,149)
Interest income	—	—	14	1	—	15
Equity in income of consolidated subsidiaries	4,386	15,081	14	—	(19,481)	—
Other expense, net	—	—	(27)	(16)	—	(43)
Income (loss) before income taxes	4,386	(1,373)	24,145	343	(19,482)	8,019
Benefit (provision) for income taxes	—	5,759	(9,063)	(34)	—	(3,338)
Net income	4,386	4,386	15,082	309	(19,482)	4,681
Noncontrolling interests	—	—	—	(295)	—	(295)
Net income attributable to Delta Tucker Holdings, Inc.	$4,386	$4,386	$15,082	$14	$(19,482)	$4,386

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Operations Information
For the Nine Months Ended September 30, 2018

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$—	$1,619,342	$140,892	$(150,558)	$1,609,676
Cost of services	—	—	(1,407,418)	(139,353)	150,480	(1,396,291)
Selling, general and administrative expenses	—	—	(70,946)	(316)	70	(71,192)
Depreciation and amortization expense	—	—	(17,874)	(187)	8	(18,053)
Earnings from equity method investees	—	—	209	—	—	209
Operating income	—	—	123,313	1,036	—	124,349
Interest expense	—	(47,889)	(1,379)	—	—	(49,268)
Loss on early extinguishment of debt	—	(239)	—	—	—	(239)
Interest income	—	—	1,793	3	—	1,796
Equity in income of consolidated subsidiaries	67,862	99,146	131	—	(167,139)	—
Other income (expense), net	—	—	1,955	(24)	—	1,931
Income before income taxes	67,862	51,018	125,813	1,015	(167,139)	78,569
Benefit (provision) for income taxes	—	16,844	(26,667)	(101)	—	(9,924)
Net income	67,862	67,862	99,146	914	(167,139)	68,645
Noncontrolling interests	—	—	—	(783)	—	(783)
Net income attributable to Delta Tucker Holdings, Inc.	$67,862	$67,862	$99,146	$131	$(167,139)	$67,862

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Operations Information
For the Nine Months Ended September 30, 2017

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$—	$1,447,557	$144,725	$(155,149)	$1,437,133
Cost of services	—	—	(1,269,058)	(142,973)	155,107	(1,256,924)
Selling, general and administrative expenses	—	—	(79,848)	(314)	33	(80,129)
Depreciation and amortization expense	—	—	(25,423)	(522)	9	(25,936)
Earnings from equity method investees	—	—	105	—	—	105
Operating income	—	—	73,333	916	—	74,249
Interest expense	—	(51,265)	(2,363)	—	—	(53,628)
Loss on early extinguishment of debt	—	(24)	—	—	—	(24)
Interest income	—	—	35	4	—	39
Equity in income of consolidated subsidiaries	9,575	42,914	91	—	(52,580)	—
Other income, net	—	—	1,417	57	—	1,474
Income (loss) before income taxes	9,575	(8,375)	72,513	977	(52,580)	22,110
Benefit (provision) for income taxes	—	17,950	(29,599)	(28)	—	(11,677)
Net income	9,575	9,575	42,914	949	(52,580)	10,433
Noncontrolling interests	—	—	—	(858)	—	(858)
Net income attributable to Delta Tucker Holdings, Inc.	$9,575	$9,575	$42,914	$91	$(52,580)	$9,575

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Comprehensive Income Information
For the Three Months Ended September 30, 2018

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net income	$26,645	$26,645	$36,929	$354	$(63,650)	$26,923
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(22)	(22)	—	(22)	44	(22)
Other comprehensive loss, before tax	(22)	(22)	—	(22)	44	(22)
Income tax benefit related to items of other comprehensive loss	5	5	—	5	(10)	5
Other comprehensive loss	(17)	(17)	—	(17)	34	(17)
Comprehensive income	26,628	26,628	36,929	337	(63,616)	26,906
Noncontrolling interests	—	—	—	(278)	—	(278)
Comprehensive income attributable to Delta Tucker Holdings, Inc.	$26,628	$26,628	$36,929	$59	$(63,616)	$26,628

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Comprehensive Income Information
For the Three Months Ended September 30, 2017

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net income	$4,386	$4,386	$15,082	$309	$(19,482)	$4,681
Other comprehensive income, net of tax:
Foreign currency translation adjustment	247	247	243	4	(494)	247
Other comprehensive income, before tax	247	247	243	4	(494)	247
Income tax expense related to items of other comprehensive income	(88)	(88)	(88)	—	176	(88)
Other comprehensive income	159	159	155	4	(318)	159
Comprehensive income	4,545	4,545	15,237	313	(19,800)	4,840
Noncontrolling interests	—	—	—	(295)	—	(295)
Comprehensive income attributable to Delta Tucker Holdings, Inc.	$4,545	$4,545	$15,237	$18	$(19,800)	$4,545

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Comprehensive Income Information
For the Nine Months Ended September 30, 2018

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net income	$67,862	$67,862	$99,146	$914	$(167,139)	$68,645
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(50)	(50)	—	(50)	100	(50)
Other comprehensive loss, before tax	(50)	(50)	—	(50)	100	(50)
Income tax benefit related to items of other comprehensive loss	11	11	—	11	(22)	11
Other comprehensive loss	(39)	(39)	—	(39)	78	(39)
Comprehensive income	67,823	67,823	99,146	875	(167,061)	68,606
Noncontrolling interests	—	—	—	(783)	—	(783)
Comprehensive income attributable to Delta Tucker Holdings, Inc.	$67,823	$67,823	$99,146	$92	$(167,061)	$67,823

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Comprehensive Income Information
For the Nine Months Ended September 30, 2017

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net income	$9,575	$9,575	$42,914	$949	$(52,580)	$10,433
Other comprehensive income, net of tax:
Foreign currency translation adjustment	263	263	243	20	(526)	263
Other comprehensive income, before tax	263	263	243	20	(526)	263
Income tax expense related to items of other comprehensive income	(94)	(94)	(88)	(6)	188	(94)
Other comprehensive income	169	169	155	14	(338)	169
Comprehensive income	9,744	9,744	43,069	963	(52,918)	10,602
Noncontrolling interests	—	—	—	(858)	—	(858)
Comprehensive income attributable to Delta Tucker Holdings, Inc.	$9,744	$9,744	$43,069	$105	$(52,918)	$9,744

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Balance Sheet Information
September 30, 2018

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
	ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$220,702	$18,443	$—	$239,145
Accounts receivable, net	—	—	133,662	—	(14,095)	119,567
Contract assets	—	—	163,957	—	(81)	163,876
Intercompany receivables	—	—	208,976	17,956	(226,932)	—
Prepaid expenses and other current assets	—	—	45,686	4,140	—	49,826
Total current assets	—	—	772,983	40,539	(241,108)	572,414
Property and equipment, net	—	—	22,603	382	—	22,985
Goodwill	—	—	9,694	32,399	—	42,093
Tradenames, net	—	—	28,536	—	—	28,536
Other intangibles, net	—	—	38,074	—	—	38,074
Investment in subsidiaries	—	630,411	54,700	—	(685,111)	—
Long-term deferred taxes	—	—	874	—	—	874
Other assets, net	—	—	10,838	396	—	11,234
Total assets	$—	$630,411	$938,302	$73,716	$(926,219)	$716,210

	LIABILITIES & DEFICIT
Current liabilities:
Accounts payable	$—	$—	$99,940	$746	$(608)	$100,078
Accrued payroll and employee costs	—	—	78,382	13,426	(12,069)	79,739
Contract liabilities	—	—	39,842	—	—	39,842
Intercompany payables	46,426	162,550	17,956	—	(226,932)	—
Deferred income taxes	—	—	—	27	(27)	—
Accrued liabilities	82,124	13,040	39,632	4,817	(83,197)	56,416
Income taxes payable	—	—	15,253	—	(399)	14,854
Total current liabilities	128,550	175,590	291,005	19,016	(323,232)	290,929
Long-term debt, net	—	536,945	—	—	—	536,945
Other long-term liabilities	—	—	11,437	—	—	11,437
Noncontrolling interests	—	—	5,449	—	—	5,449
(Deficit) equity	(128,550)	(82,124)	630,411	54,700	(602,987)	(128,550)
Total liabilities and deficit	$—	$630,411	$938,302	$73,716	$(926,219)	$716,210

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Balance Sheet Information
December 31, 2017

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
	ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$153,004	$15,246	$—	$168,250
Accounts receivable, net	—	—	361,362	—	(8,812)	352,550
Intercompany receivables	—	—	162,470	9,140	(171,610)	—
Prepaid expenses and other current assets	—	—	48,473	4,321	(252)	52,542
Total current assets	—	—	725,309	28,707	(180,674)	573,342
Property and equipment, net	—	—	22,980	588	—	23,568
Goodwill	—	—	9,694	32,399	—	42,093
Tradenames, net	—	—	28,536	—	—	28,536
Other intangibles, net	—	—	55,302	—	—	55,302
Investment in subsidiaries	—	579,191	54,690	—	(633,881)	—
Long-term deferred taxes	—	—	369	—	—	369
Other assets, net	—	—	8,941	3,566	—	12,507
Total assets	$—	$579,191	$905,821	$65,260	$(814,555)	$735,717

	LIABILITIES & DEFICIT
Current liabilities:
Current portion of long-term debt, net	$—	$53,652	$—	$—	$—	$53,652
Accounts payable	—	—	106,039	4,170	(813)	109,396
Accrued payroll and employee costs	—	—	102,953	2,438	—	105,391
Intercompany payables	45,085	117,385	9,140	—	(171,610)	—
Deferred income taxes	—	—	—	29	(29)	—
Accrued liabilities	150,371	31,486	71,200	3,933	(158,306)	98,684
Income taxes payable	—	—	18,688	—	(287)	18,401
Total current liabilities	195,456	202,523	308,020	10,570	(331,045)	385,524
Long-term debt, net	—	527,039	—	—	—	527,039
Other long-term liabilities	—	—	13,081	—	—	13,081
Noncontrolling interests	—	—	5,529	—	—	5,529
(Deficit) Equity	(195,456)	(150,371)	579,191	54,690	(483,510)	(195,456)
Total liabilities and deficit	$—	$579,191	$905,821	$65,260	$(814,555)	$735,717

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Cash Flow Information
For the Nine Months Ended September 30, 2018

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net cash provided by operating activities	$—	$8,138	$110,180	$13,557	$(772)	$131,103
Cash flows from investing activities:
Purchase of property and equipment	—	—	(8,377)	—	—	(8,377)
Proceeds from sale of property, plant and equipment	—	—	13	—	—	13
Purchase of software	—	—	(274)	—	—	(274)
Return of capital from equity method investees	—	—	8,278	—	—	8,278
Contributions to equity method investees	—	—	(4,433)	—	—	(4,433)
Transfers to affiliates	—	—	(46,505)	(8,816)	55,321	—
Net cash used in investing activities	—	—	(51,298)	(8,816)	55,321	(4,793)
Cash flows from financing activities:
Payments on senior secured credit facility	—	(54,943)	—	—	—	(54,943)
Equity contribution from affiliates of Cerberus	—	300	—	—	—	300
Payments of dividends to noncontrolling interests	—	—	—	(1,544)	772	(772)
Net transfers from Parent/subsidiary	—	46,505	8,816	—	(55,321)	—
Net cash (used in ) provided by financing activities	—	(8,138)	8,816	(1,544)	(54,549)	(55,415)
Net increase in cash, cash equivalents and restricted cash	—	—	67,698	3,197	—	70,895
Cash, cash equivalents and restricted cash, beginning of period	—	—	153,004	15,246	—	168,250
Cash, cash equivalents and restricted cash, end of period	$—	$—	$220,702	$18,443	$—	$239,145

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Cash Flow Information
For The Nine Months Ended September 30, 2017

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$22,568	$(12,013)	$136	$(554)	$10,137
Cash flows from investing activities:
Purchase of property and equipment	—	—	(3,931)	—	—	(3,931)
Proceeds from sale of property, plant and equipment	—	—	537	—	—	537
Purchase of software	—	—	(646)	—	—	(646)
Return of capital from equity method investees	—	—	6,017	—	—	6,017
Contributions to equity method investees	—	—	(3,250)	—	—	(3,250)
Contribution to subsidiary	(40,599)	—	—	—	40,599	—
Transfers from affiliates	—	—	5,978	4,525	(10,503)	—
Net cash (used in) provided by investing activities	(40,599)	—	4,705	4,525	30,096	(1,273)
Cash flows from financing activities:
Payments on senior secured credit facility	—	(25,114)	—	—	—	(25,114)
Payment to bondholders of senior unsecured notes	—	(39,319)	—	—	—	(39,319)
Equity contribution from Parent	—	40,599	—	—	(40,599)	—
Equity contributions from affiliates of Cerberus	40,599	300	—	—	—	40,899
Payments of dividends to noncontrolling interests	—	—	—	(1,109)	554	(555)
Net transfers to Parent/subsidiary	—	(5,978)	(4,525)	—	10,503	—
Net cash provided by (used in) financing activities	40,599	(29,512)	(4,525)	(1,109)	(29,542)	(24,089)
Net (decrease) increase in cash, cash equivalents and restricted cash	—	(6,944)	(11,833)	3,552	—	(15,225)
Cash, cash equivalents and restricted cash, beginning of period	—	6,944	107,136	11,802	—	125,882
Cash, cash equivalents and restricted cash, end of period	$—	$—	$95,303	$15,354	$—	$110,657

Note 13 — Subsequent Events
We evaluated potential subsequent events occurring after the period end date through the date the financial statements were issued and determined no subsequent events merited disclosure for the period ended September 30, 2018, except as disclosed within the Notes to the unaudited condensed consolidated financial statements or as described below.

Voluntary Term Loan Payment
On October 19, 2018, we made a voluntary principal payment of $50.0 million on the Term Loan.
Sale of Inventory
In October 2018, we amended a contract, which was executed in July 2018, to sell inventory from our T-6 Contractor Operated and Maintained Base Supply ("T-6 COMBS") contract. As of November 13, 2018, the sale was pending transfer of title and final funding.

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
DynAviation
This segment provides aircraft operations and logistics services to include modernization and refurbishments, upgrades and sustainment, and maintenance and support for key military, government and commercial customers worldwide. DynAviation also provides the technical information and expertise to manage large fleets and bases and delivers engineering and maintenance services to help keep operations running effectively. The Theater Aviation Sustainment Manager - OCONUS ("TASM-O") and Contractor Logistics Support: T-34, T-44, T-6 ("CLS T34/44/6") programs are two of the most significant programs in the DynAviation segment. The TASM-O program provides aviation maintenance services under the Army Aviation Field Maintenance ("AFM") program. Our CLS T34/44/6 program provides maintenance and logistics support to the U.S. Navy T-34, T-44, and T-6 aircraft. Our INL Air Wing and T-6 Contractor Operated and Maintained Base Supply ("T-6 COMBS") Bridge contracts, which were both completed during the first three quarters of calendar year 2018, also contributed significantly during the nine months ended September 30, 2018.
The INL Air Wing program supported governments in multiple Latin American countries and provided support and assistance with interdiction services in Afghanistan. This program also provided intra-theater transportation services for DoS personnel throughout Iraq and Afghanistan. On September 1, 2016, we were notified that the DoS had awarded the re-compete of the INL Air Wing contract to another company. On September 11, 2016, we filed a protest with the GAO challenging the DoS agency’s award determination. On September 27, 2016, DynAviation finalized negotiations with the DoS Office of Acquisition Management regarding an extension of services on the INL Air Wing program and definitized an agreement for a one-year extension through October 31, 2017. On December 21, 2016, we were notified that the GAO denied our protest of the DoS agency’s award determination of the INL Air Wing contract to another company. On September 29, 2017, DynAviation finalized negotiations with the DoS Office of Acquisition Management regarding an extension of services for several locations on the INL Air Wing program and definitized an agreement for a six-month extension through April 30, 2018. On October 31, 2017, the U.S Court of Federal Claims issued a ruling dismissing our protest on the re-compete of the INL Air Wing contract. On November 14, 2017, we appealed that decision to the U.S. Court of Appeals for the Federal Circuit. In May 2018, DynAviation announced its final extension on the INL Air Wing program and the program was completed on June 30, 2018.

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
The Logistics Civil Augmentation Program IV ("LOGCAP IV") and Afghanistan Life Support Services ("ALiSS") contracts are the most significant contracts within this segment. Under the LOGCAP IV program, which we perform under a single IDIQ contract, the U.S. Army contracts for us to perform selected services, operations and maintenance, engineering as well as construction and logistics predominately in the Middle East Theater to augment the U.S. Army, the U.S. Marine Corps and North Atlantic Treaty Organization forces and to release military units from combat service support missions or to fill the U.S. military resource shortfalls. Under the ALiSS contract, the Company provides the DoS’s Bureau of South and Central Asian Affairs with life support services for the U.S. mission in Afghanistan, the U.S. Embassy in Kabul, and other U.S. government sites within the country.
Current Operating Environment and Outlook
The following discussion is a supplement to and should be read in conjunction with the accompanying unaudited financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2017.
External Factors
Our business is primarily derived from U.S. government contracts to support U.S. national security and foreign policy objectives around the globe. Therefore, federal budgets and spending for these activities, as well as the alignment of capabilities with policy priorities, guide our ability to grow the business. The Bipartisan Budget Act of 2018 increased the defense spending caps mandated by the Budget Control Act of 2011 by $80 billion in fiscal year 2018 and $85 billion in fiscal year 2019. The new budget agreement provided near-term clarity which sustains the current positive business environment and projected growth for the defense services sector.
In fiscal year 2018, the Congress appropriated $655 billion for the DoD, which is $60 billion above fiscal year 2017 and represents the largest increase in DoD spending in fifteen years. Fiscal year 2018 Operations & Maintenance activities are funded at $238 billion, which is over $20 billion above fiscal year 2017. On September 28, 2018, the President signed into law a $675 billion defense appropriations bill for fiscal year 2019, which is $20 billion higher than fiscal year 2018. Fiscal year 2019 Operations & Maintenance activities are funded at $244 billion, which is a $6 billion increase over the previous year. The bill continues to focus on activities that buy-back lost readiness and ensure the future readiness of the force, to include increased purchasing of parts, training, flight hours and other readiness enablers. For fiscal year 2020, unless the Congress enacts new higher budget caps, funding levels will revert to the Budget Control Act mandated sequestration levels. Additional factors that will determine next year’s defense spending and potential further increases include: the political environment, the composition of the 116th Congress and the President’s stated plans to cut federal spending across the board.
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
Legislatively, the industry is encouraged that Congress will be able to agree on final fiscal year appropriations for the expiration of the current continuing resolution allowing government customers to accelerate contracting activity. Internationally, the new strategy in Afghanistan increased the U.S. footprint and related operational tempo, which also requires proportionate contractor support services. In addition to Afghanistan, the wider geopolitical environment, especially in the Middle East and the Korean peninsula, will likely be marked by continued instability for the foreseeable future which argues for continued robust Overseas Contingency Operations funding.
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

Notable Events for the nine months ended September 30, 2018 and to date

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

•
In March 2018, DynLogistics announced the award of a contract modification to support the U.S. Army Garrison-Kwajalein Atoll ("USAG-KA") on the U.S. Army Pacific Command (“PACOM”) task order under the LOGCAP IV contract. The modification had a period of performance from March 1, 2018 to September 12, 2018 and a total potential value of $45.6 million. In September 2018, DynLogistics received a contract modification to extend the period of performance from September 13, 2018 to March 12, 2019.

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

•
In August 2018, DynAviation announced the award of the General Services Administration ("GSA") task order to provide executive airlift aircraft maintenance and back shop support services in support of the 89th Airlift Wing, located at Joint Base Andrews, Maryland. The task order has a one-year base period and four one-year option periods and a total potential task order value of $203.1 million.

•
In August 2018, DynAviation announced the award of the GSA task order to support maintenance and maintenance training for the Royal Saudi Naval Forces at Naval Station Mayport in Jacksonville, Florida. The task order has a one-year base period and four one-year option periods and a total potential task order value of $21.8 million.

•
In September 2018, DynLogistics announced the award of the third and fourth option years on the Camp Eggers Support Services task order under the ALiSS contract. The two one-year option periods have a total potential value of $17.4 million.

•
In September 2018, DynLogistics announced a six-month contract extension on the Fort Irwin National Training Center on the Northcom task order under the LOGCAP IV contract. The extension has a total potential value of $48.8 million.

•
In September 2018, DynLogistics announced a contract extension to support material management and logistics services for the USACE South Atlantic Division, Task Force Power Restoration in Puerto Rico on the Northcom task order under the LOGCAP IV contract. The contract extension has a total potential value of $19.9 million.

•
In September 2018, DynLogistics announced a contract expansion on the Afghanistan South Base Life Support Services ("AFSOR") task order under the LOGCAP IV contract. The expansion has a total potential value of $21.7 million.

•
In October 2018, we amended a contract, which was executed in July 2018, to sell inventory from our T-6 Contractor Operated and Maintained Base Supply ("T-6 COMBS") contract. As of November 13, 2018, the sale was pending transfer of title and final funding.

•
In October 2018, DynLogistics was one of multiple awardees on the Responsive Strategic Sources for Services ("RS3") multiple award IDIQ contract from the U.S. Army to provide knowledge-based command, control, communications, computers, intelligence, surveillance, and reconnaissance ("C4ISR") related support services. The suite of multiple-award IDIQ contracts has a total potential contract value of $37.4 billion.

•
In October 2018, DynAviation announced the award of the TH-57 Helicopter Logistics Support IDIQ contract from the U.S. Navy to provide logistics support services and material for the organizational and depot level maintenance of approximately 118 TH-57 Sea Ranger aircraft. The contract has two one-year base periods and two one-year option periods and a total potential task order value of $302.4 million.

•
In October 2018, DynLogistics announced the award of an IDIQ contract for Egypt personnel support services to provide housing, transportation and security services. The contract has a one-year base period and four one-year option periods and a total potential contract value of $22.5 million.

•	On October 19, 2018, we made a voluntary principal payment of $50.0 million on the Term Loan.

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

A single contract may be performed under one or more of the contracts types discussed above. Any of these three types of contracts may be executed under an IDIQ contract, which are often awarded to multiple contractors. An IDIQ contract does not represent a firm order for services. Our ALiSS and LOGCAP IV programs are examples of IDIQ contracts. When a customer wishes to order services under an IDIQ contract, the customer issues a task order request for proposal to the contractor awardees. The contract awardees then submit proposals to the customer and task orders are typically awarded under a best-value approach. However, many IDIQ contracts permit the customer to direct work to a particular contractor.
Our historical contract mix by type, as a percentage of revenue, is indicated in the table below.

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Fixed-Price	35%	43%	37%	43%
Time-and-Materials	6%	5%	5%	5%
Cost-Reimbursement	59%	52%	58%	52%
Total	100%	100%	100%	100%
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
The following table sets forth our historical role as a prime and subcontractor, as a percentage of revenue.

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Prime Contractor	99%	97%	98%	96%
Subcontractor	1%	3%	2%	4%
Total	100%	100%	100%	100%

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
The following table sets forth our approximate backlog as of the dates indicated:

	As Of
(Amounts in millions)	September 30, 2018	December 31, 2017
Funded backlog	$770	$968
Unfunded backlog	3,112	3,201
Total	$3,882	$4,169
The decrease in backlog as of September 30, 2018 was primarily due to revenue outpacing orders during the nine months ended September 30, 2018.
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

Results of Operations

Consolidated Three Months Ended September 30, 2018 compared to the Three Months Ended September 30, 2017
The following tables set forth our unaudited consolidated results of operations, both in dollars and as a percentage of revenue, for the three months ended September 30, 2018 and September 30, 2017.

	Three Months Ended
(Amounts in thousands)	September 30, 2018		September 30, 2017
Revenue	$525,022	100.0%	$502,974	100.0%
Cost of services	(454,270)	(86.5)	(447,796)	(89.0)
Selling, general and administrative expenses	(21,163)	(4.0)	(21,243)	(4.2)
Depreciation and amortization expense	(6,022)	(1.2)	(8,792)	(1.7)
(Loss) earnings from equity method investees	(60)	—	53	—
Operating income	43,507	8.3	25,196	5.1
Interest expense	(16,197)	(3.1)	(17,149)	(3.4)
Interest income	863	0.2	15	—
Other income (expense), net	790	0.1	(43)	—
Income before income taxes	28,963	5.5	8,019	1.7
Provision for income taxes	(2,040)	(0.4)	(3,338)	(0.7)
Net income	26,923	5.1	4,681	1.0
Noncontrolling interests	(278)	(0.1)	(295)	(0.1)
Net income attributable to Delta Tucker Holdings, Inc.	$26,645	5.0	$4,386	0.9
Revenue — Revenue for the three months ended September 30, 2018 was $525.0 million, an increase of $22.0 million, or 4.4%, compared to $503.0 million for the three months ended September 30, 2017. The increase was primarily due to increased scope on the LOGCAP IV program and the Contractor Logistics Support: C-12, C-26, UC-35 and T-6 Transport ("CLS Transport"), Naval Test Wing Pacific O-Level Maintenance ("Naval Test Wing Pacific") and the G4 Worldwide Logistics Support contracts. The increase in revenue was partially offset by the completion of the INL Air Wing extension and decreased content on the T-6 COMBS contract. See further discussion of our revenue results in the "Results by Segment" section below.
Cost of services — Cost of services are comprised of direct labor, direct material, overhead, subcontractors, travel, supplies and other miscellaneous costs. Cost of services for the three months ended September 30, 2018 was $454.3 million, an increase of $6.5 million, or 1.4%, compared to the three months ended September 30, 2017. The increase in Cost of services was driven by the increase in revenue, as discussed above. As a percentage of revenue, Cost of services decreased to 86.5% for the three months ended September 30, 2018 compared to 89.0% for the three months ended September 30, 2017. See further discussion of the impact of program margins in the "Results by Segment" section below.
Selling, general and administrative expenses ("SG&A") — SG&A primarily relates to functions such as management, legal, financial accounting, contracts and administration, human resources, management information systems, purchasing, and business development. SG&A decreased by $0.1 million, or 0.4%, to $21.2 million during the three months ended September 30, 2018. SG&A as a percentage of revenue decreased to 4.0% for the three months ended September 30, 2018 compared to 4.2% for the three months ended September 30, 2017 as a result of the decrease in SG&A and increase in revenue discussed above.
Depreciation and amortization — Depreciation and amortization during the three months ended September 30, 2018 was $6.0 million, a decrease of $2.8 million, or 31.5%, primarily due to the full amortization of our DoS customer-related intangible assets during calendar year 2017.
(Loss) earnings from equity method investees — (Loss) earnings from equity method investees include our proportionate share of the income of our equity method investees deemed to be operationally integral to our business, such as Partnership for Temporary Housing LLC (“PaTH”). We expect our earnings from equity method investees to remain minimal throughout the remainder of the year unless additional task orders are received by our joint ventures.
Interest expense — Interest expense for the three months ended September 30, 2018 was $16.2 million, a decrease of $1.0 million, or 5.6%, compared to the three months ended September 30, 2017. The decrease is primarily due to the reduction in debt due to the $54.9 million Excess Cash Flow principal payment made March 21, 2018 and a reduction in issued letters of credit partially offset by the PIK interest on our Second Lien Notes.

Interest Income — Interest income for the three months ended September 30, 2018 was $0.9 million, an increase of $0.8 million, compared to the three months ended September 30, 2017. The increase is primarily due to more favorable interest rates combined with our higher cash position during the three months ended September 30, 2018.
Other income, net — Other income, net consists primarily of sublease income, gains/losses from foreign currency, asset sales and other items. Other income, net during the three months ended September 30, 2018 was $0.8 million, an increase of $0.8 million.
Provision for income taxes — Our effective tax rate consists of federal and state statutory rates, certain permanent differences and discrete items. For the three months ended September 30, 2018 and September 30, 2017, we reported a tax provision of $2.0 million and $3.3 million, respectively. The effective tax rate for the three months ended September 30, 2018 and September 30, 2017 was 7.0%, and 41.6%, respectively. The effective tax rate for the three months ended September 30, 2018 was driven primarily by a decrease to the valuation allowance and the reduction to the federal corporate income tax rate from 35% to 21% effective January 1, 2018 from the Tax Act. The effective tax rate for the three months ended September 30, 2017 was driven primarily by the increase in income before income taxes.

Consolidated Nine Months Ended September 30, 2018 compared to the Nine Months Ended September 30, 2017
The following tables set forth our unaudited consolidated results of operations, both in dollars and as a percentage of revenue, for the nine months ended September 30, 2018 and September 30, 2017:

	Nine Months Ended
(Amounts in thousands)	September 30, 2018		September 30, 2017
Revenue	$1,609,676	100.0%	$1,437,133	100.0%
Cost of services	(1,396,291)	(86.8)	(1,256,924)	(87.5)
Selling, general and administrative expenses	(71,192)	(4.4)	(80,129)	(5.6)
Depreciation and amortization expense	(18,053)	(1.1)	(25,936)	(1.8)
Earnings from equity method investees	209	—	105	—
Operating income	124,349	7.7	74,249	5.1
Interest expense	(49,268)	(3.1)	(53,628)	(3.7)
Loss on early extinguishment of debt	(239)	—	(24)	—
Interest income	1,796	0.1	39	—
Other income, net	1,931	0.1	1,474	0.1
Income before income taxes	78,569	4.8	22,110	1.5
Provision for income taxes	(9,924)	(0.6)	(11,677)	(0.8)
Net income	68,645	4.2	10,433	0.7
Noncontrolling interests	(783)	—	(858)	(0.1)
Net income attributable to Delta Tucker Holdings, Inc.	$67,862	4.2	$9,575	0.6
Revenue — Revenue for the nine months ended September 30, 2018 was $1,609.7 million, an increase of $172.6 million, or 12.0%, compared to $1,437.1 million for the nine months ended September 30, 2017. The increase was primarily due to increased scope on the LOGCAP IV program the G4 Worldwide Logistics Support, CLS Transport and Naval Test Wing Pacific contracts. The increase in revenue was partially offset by lower volume on and the completion of the INL Air Wing extension. See further discussion of our revenue results in the "Results by Segment" section below.
Cost of services — Cost of services are comprised of direct labor, direct material, overhead, subcontractors, travel, supplies and other miscellaneous costs. Cost of services for the nine months ended September 30, 2018 was $1,396.3 million, an increase of $139.4 million, or 11.1%, compared to the nine months ended September 30, 2017. The increase in Cost of services was driven by the increase in revenue, as discussed above. As a percentage of revenue, Cost of services decreased to 86.8% for the nine months ended September 30, 2018 compared to 87.5% for the nine months ended September 30, 2017. See further discussion of the impact of program margins in the "Results by Segment" section below.
Selling, general and administrative expenses ("SG&A") — SG&A primarily relates to functions such as management, legal, financial accounting, contracts and administration, human resources, management information systems, purchasing, and business development. SG&A decreased by $8.9 million, or 11.2%, to $71.2 million during the nine months ended September 30, 2018 primarily due to a reduction in consulting costs and our cost reduction initiatives. SG&A as a percentage of revenue decreased to 4.4% for the nine months ended September 30, 2018 compared to 5.6% for the nine months ended September 30, 2017 as a result of the decrease in SG&A and increase in revenue discussed above.

Depreciation and amortization — Depreciation and amortization during the nine months ended September 30, 2018 was $18.1 million, a decrease of $7.9 million, or (30.4)%, primarily due to the full amortization of our DoS customer-related intangible assets during calendar year 2017.
Earnings from equity method investees — Earnings from equity method investees include our proportionate share of the income of our equity method investees deemed to be operationally integral to our business, such as PaTH. We expect our earnings from equity method investees to remain minimal throughout the remainder of the year unless additional task orders are received by our joint ventures.
Interest expense — Interest expense for the nine months ended September 30, 2018 was $49.3 million, a decrease of $4.4 million, or 8.1%, compared to the nine months ended September 30, 2017. The decrease is primarily due to the reduction in debt due to the $54.9 million Excess Cash Flow principal payment made March 21, 2018, redemption of the $39.3 million principal balance of the Senior Unsecured Notes in 2017 and a reduction in issued letters of credit partially offset by the PIK interest on our Second Lien Notes.
Loss on early extinguishment of debt — Loss on early extinguishment of debt was $0.2 million during the nine months ended September 30, 2018 due to the $54.9 million Excess Cash Flow principal payment made on the Term Loan under the New Senior Credit Facility on March 21, 2018. Loss on early extinguishment of debt was an immaterial amount during the nine months ended September 30, 2017 due to the $25.1 million Excess Cash Flow principal payment made on the Term Loan under the New Senior Credit Facility on April 4, 2017. Deferred financing costs associated with the additional prepayment were expensed and recorded to Loss on early extinguishment of debt.
Interest Income — Interest income for the nine months ended September 30, 2018 was $1.8 million, an increase of $1.8 million, compared to the nine months ended September 30, 2017. The increase is primarily due to more favorable interest rates combined with our higher cash position during the nine months ended September 30, 2018.
Other income, net — Other income, net consists primarily of sublease income, gains/losses from foreign currency, asset sales and other items. Other income, net during the nine months ended September 30, 2018 was $1.9 million, an increase of $0.5 million, or 31.0%, compared to the nine months ended September 30, 2017.
Provision for income taxes — Our effective tax rate consists of federal and state statutory rates, certain permanent differences and discrete items. For the nine months ended September 30, 2018 and September 30, 2017, we reported a tax provision of $9.9 million and $11.7 million, respectively. The effective tax rate for the nine months ended September 30, 2018 and September 30, 2017 was 12.6%, and 52.8%, respectively. The effective tax rate for the nine months ended September 30, 2018 was driven primarily by a decrease to the valuation allowance and the reduction to the federal corporate income tax rate from 35% to 21% effective January 1, 2018 from the Tax Act. The effective tax rate for the nine months ended September 30, 2017 was driven primarily by the increase in income before income taxes, which impacted the valuation allowance.

Results by Segment – Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017
The following tables set forth the revenue, both in dollars and as a percentage of our consolidated revenue, operating income (loss) and operating margin for our operating segments for the three months ended September 30, 2018 and September 30, 2017. See Note 10 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion.

	Three Months Ended
	September 30, 2018		September 30, 2017
(Amounts in thousands)	Revenue	% of Total Revenue	Revenue	% of Total Revenue
DynAviation	$250,998	47.8%	$307,864	61.2%
DynLogistics	274,893	52.4	195,810	38.9
Headquarters (1)	(869)	(0.2)	(700)	(0.1)
Consolidated revenue	$525,022	100.0	$502,974	100.0

	Operating Income (Loss)	Profit Margin (3)	Operating Income (Loss)	Profit Margin (3)
DynAviation	$21,152	8.4%	$26,415	8.6%
DynLogistics	35,788	13.0	9,125	4.7
Headquarters (2)	(13,433)		(10,344)
Consolidated operating income	$43,507		$25,196

(1)	Represents revenue earned on shared service arrangements for general and administrative services provided to unconsolidated joint ventures and elimination of intercompany items between segments.

(2)
Headquarters operating loss primarily relates to amortization of intangible assets and other costs that are not allocated to segments and are not billable to our U.S. government customers, partially offset by equity method investee income.

(3)	Represents segment operating income as a percentage of segment revenue and does not consider Headquarters operating loss.
DynAviation
Revenue of $251.0 million decreased $56.9 million, or 18.5%, for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 primarily due to decreased content on the T-6 COMBS contract and the completion of INL Air Wing extension and certain other contracts. The decrease in revenue was partially offset by the new CLS Transport and Naval Test Wing Pacific contracts.
Operating income of $21.2 million for the three months ended September 30, 2018 as compared to $26.4 million for the three months ended September 30, 2017 was primarily due to the performance of the CLS T34/44/6 contract and the completion of INL Air Wing extension and certain contracts. These decreases were partially offset by the performance of the T-6 COMBS and CLS Transport contracts. Operating income of $26.4 million for the three months ended September 30, 2017 was primarily due to the transition of the T-6 COMBS contract to the T-6 COMBS Bridge contract with more favorable terms and the performance on our TASM-O contract and MD530 subcontract, partially offset by volume on the INL Air Wing program.
DynLogistics
Revenue of $274.9 million increased $79.1 million, or 40.4%, for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 primarily due to increased scope on the LOGCAP IV program, the performance on the G4 Worldwide Logistics Support contract, and the completion of certain contracts.
Operating income of $35.8 million for the three months ended September 30, 2018 as compared to $9.1 million for the three months ended September 30, 2017 was primarily due to higher volume as described above, the completion of certain contracts, and productivity and margin expansion across several contracts. Operating income of $9.1 million for the three months ended September 30, 2017 was primarily impacted by an $8.2 million charge for the termination of a subcontractor agreement, the award timing of a twelve-month extension on our LOGCAP IV program, and new task orders under the ALiSS contract.

Results by Segment – Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017
The following tables set forth the revenue, both in dollars and as a percentage of our consolidated revenue, operating income (loss) and operating margin for our operating segments for the nine months ended September 30, 2018 and September 30, 2017. See Note 10 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion.

	Nine Months Ended
	September 30, 2018		September 30, 2017
(Amounts in thousands)	Revenue	% of Total Revenue	Revenue	% of Total Revenue
DynAviation	$865,684	53.8%	$886,085	61.6%
DynLogistics	743,663	46.2	551,791	38.4
Headquarters (1)	329	—	(743)	—
Consolidated revenue	$1,609,676	100.0	$1,437,133	100.0

	Operating Income (Loss)	Profit Margin (3)	Operating (Loss) Income	Profit Margin (3)
DynAviation	$72,368	8.4%	$66,060	7.5%
DynLogistics	83,991	11.3	50,424	9.1
Headquarters (2)	(32,010)		(42,235)
Consolidated operating income	$124,349		$74,249

(1)	Represents revenue earned on shared service arrangements for general and administrative services provided to unconsolidated joint ventures and elimination of intercompany items between segments.

(2)
Headquarters operating loss primarily relates to amortization of intangible assets and other costs that are not allocated to segments and are not billable to our U.S. government customers, partially offset by equity method investee income.

(3)	Represents segment operating income as a percentage of segment revenue and does not consider Headquarters operating loss.
DynAviation
Revenue of $865.7 million decreased $20.4 million, or 2.3%, for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily due to lower volume on and the completion of the INL Air Wing extension and the completion of certain other contracts. The decrease in revenue was partially offset by the CLS Transport and Naval Test Wing Pacific contracts.
Operating income of $72.4 million for the nine months ended September 30, 2018 as compared to $66.1 million for the nine months ended September 30, 2017 was primarily due to more favorable terms on the T-6 COMBS contract, productivity on our Naval Test Wing Pacific contract and the resolution of a subcontractor matter. The increase was partially offset by decreased content on and the completion of INL Air Wing extension. Operating income of $66.1 million for the nine months ended September 30, 2017 was primarily due to more favorable terms on the T-6 COMBS contract, productivity on the MD530 subcontract, the performance on our National Aviation Warfighting Development Center contract and the completion of certain contracts.
DynLogistics
Revenue of $743.7 million increased $191.9 million, or 34.8%, for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily due to increased scope on the LOGCAP IV, ALiSS and the G4 Worldwide Logistics Support contracts.
Operating income of $84.0 million for the nine months ended September 30, 2018 as compared to $50.4 million for the nine months ended September 30, 2017 was primarily due to higher volume as described above, the completion of certain contracts, and productivity and margin expansion across several contracts. Operating income of $50.4 million for the nine months ended September 30, 2017 was primarily due to strong performance on our LOGCAP IV program and new task orders under the ALiSS contract partially offset by an $8.2 million charge for the termination of a subcontractor agreement.

Liquidity and Capital Resources
Cash generated by operations and borrowings available under our New Senior Credit Facility are our primary sources of short-term liquidity. See Note 8 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion of our New Senior Credit Facility.
As of September 30, 2018, we had $239.1 million of cash and cash equivalents. On October 19, 2018, we made a voluntary principal payment of $50.0 million on the Term Loan. Excluding this voluntary principal payment, we have no debt retirements scheduled in the upcoming twelve-month period other than the Excess Cash Flow principal payment which might be required (see discussion of Excess Cash Flow annual requirement below). We believe our current cash flow from operations and ability to refinance any upcoming amounts will be sufficient to cover our operating and capital needs for the next twelve months. However, our cash flow from operations is heavily dependent upon billing and collection of our accounts receivable and access to our class B revolving facility (the "Revolver"), which matures on July 7, 2019, or our ability to refinance or obtain a new revolving facility is dependent upon our future financial strength, including our ability to meet financial and non-financial covenants. Significant changes, such as a future government shutdown, further cuts mandated by sequestration or any other limitations in collections, significant future losses on any of our contracts or the inability to refinance or obtain a new revolving facility, could materially impact liquidity and our ability to fund our working capital needs. Failure to meet covenant obligations prior to its scheduled maturity could result in an earlier elimination of access to our New Senior Credit Facility or other remedies by our Agent, such as the acceleration of our debt, which would materially affect our future expansion strategies and our ability to meet our operational obligations. See further discussion of our covenants in the Financing section below.
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
The credit agreement governing the New Senior Credit Facility contains an annual requirement to submit a portion of our Excess Cash Flow as additional principal payments, which amounts were used to satisfy the $22.5 million principal payment on the Term Loan due no later than June 15, 2018. Based on our annual financial results for the year ended December 31, 2017 we made an additional principal payment as required under the Excess Cash Flow provisions of the New Senior Credit Facility of $54.9 million on March 21, 2018, which fully satisfied the June 15, 2018 $22.5 million principal payment requirement on the Term Loan.
Management believes Days Sales Outstanding ("DSO") is an appropriate way to measure our billing and collections effectiveness. DSO measures the efficiency in collecting our receivables as of the period end date and is calculated based on average daily revenue for the most recent quarter and accounts receivable and contract assets, net of contract liabilities and customer liabilities, as of the balance sheet date. DSO was 41 and 54 days as of September 30, 2018 and December 31, 2017, respectively, as we continued to focus on managing our customer payment cycles and due to the impact of an advanced payment from a customer during the second quarter of calendar year 2018. We expect cash to continue to be impacted by operational working capital needs, potential acquisitions and interest and principal payments on our indebtedness.

Cash Flow Analysis

	Nine Months Ended
(Amounts in thousands)	September 30, 2018	September 30, 2017
Net cash provided by operating activities	$131,103	$10,137
Net cash used in investing activities	(4,793)	(1,273)
Net cash used in financing activities	(55,415)	(24,089)
Cash Flows
Cash provided by operating activities during the nine months ended September 30, 2018 was $131.1 million compared to $10.1 million during the nine months ended September 30, 2017. Cash provided by operating activities during the nine months ended September 30, 2018 was primarily due to our net income, non-cash items associated with depreciation and amortization offset by the resolution of a subcontractor matter, settlement of liabilities associated with a contract closeout, and changes in working capital, driven by a reduction in accounts receivable resulting from our continued efficiency in collecting our receivables, partially offset by a reduction to accrued payroll and employee costs due to the timing of payroll payments. The increase in cash provided by operating activities were also partially offset by the resolution of a subcontractor matter and the completion of certain contracts. Cash provided by operating activities during the nine months ended September 30, 2017 was primarily due to our net income and changes in working capital, driven by a reduction in prepaid expenses and accrued expenses as well as an increase in accounts receivable.
Cash used in investing activities during the nine months ended September 30, 2018 was $4.8 million compared to $1.3 million during the nine months ended September 30, 2017. Cash used in investing activities during the nine months ended September 30, 2018 and September 30, 2017 was primarily due to purchases of capital assets and contributions to GLS, partially offset by returns of capital from Babcock and GLS.
Cash used in financing activities during the nine months ended September 30, 2018 was $55.4 million compared to $24.1 million during the nine months ended September 30, 2017. Cash used in financing activities during the nine months ended September 30, 2018 was primarily the result of our excess cash flow payment. Cash used in financing activities during the nine months ended September 30, 2017 was primarily the result of our excess cash flow payment and redemption of the senior unsecured notes, partially offset by capital contributions from Cerberus.
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
As of September 30, 2018, the New Senior Credit Facility provided for the following:

•	a $127.3 million Term Loan;

•	a $85.8 million Revolver; and

•
up to $15.0 million in incremental revolving facilities provided by and at the discretion of certain non-debt fund affiliates that are controlled by Cerberus (as defined herein), which shall rank pari passu with, and be on the same terms as, the Revolver.

As of September 30, 2018 and December 31, 2017, the available borrowing capacity under the New Senior Credit Facility was approximately $66.5 million and $65.5 million, respectively, and included $19.3 million and $20.3 million, respectively, in issued letters of credit. As of September 30, 2018 and December 31, 2017 there were no amounts borrowed under the Revolver. Amounts borrowed under the Revolver are used to fund operations. The Revolver and the Term Loan mature on July 7, 2019 and July 7, 2020, respectively. See Note 8 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion.
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
As of September 30, 2018, the carrying amount of our Second Lien Notes was $384.7 million. Interest on the Second Lien Notes accrues at the rate of 11.875% per annum, comprised of 10.375% per annum in cash and 1.500% per annum payable in kind ("PIK," and such interest "PIK Interest"). The cash portion of the interest on the Second Lien Notes is payable in cash and the PIK Interest on the Second Lien Notes is payable in kind, each semi-annually in arrears on January 1 and July 1, commencing on

July 1, 2016. See Note 8 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information related to the Second Lien Notes.
The weighted-average interest rate as of September 30, 2018 for our debt, excluding the Cerberus 3L Notes, was 10.9%, excluding the impact of deferred financing fees. There were no interest rate hedges in place during the three and nine months ended September 30, 2018.
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
Debt Covenants and Other Matters
The New Senior Credit Facility contains a number of financial, as well as non-financial, affirmative and negative covenants that we believe are usual and customary. Among other things, the New Senior Credit Facility requires us to maintain a maximum total leverage ratio and a minimum interest coverage ratio. The total leverage ratio is the ratio of Consolidated Total Debt, as defined in Amendment No. 5 (which definition excludes debt under the Cerberus 3L Notes), less unrestricted cash and cash equivalents (up to $75.0 million) to Consolidated EBITDA, as defined in Amendment No. 5, for the applicable period. The maximum total leverage ratio was 4.75 to 1.0 for the period ended September 30, 2018. The interest coverage ratio is the ratio of Consolidated EBITDA to Consolidated Interest Expense, as defined in Amendment No. 5 (which provides that interest expense with respect to the Cerberus 3L Notes is excluded). The minimum interest coverage ratio was 1.70 to 1.0 for the period ended September 30, 2018.
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
We closely evaluate our expected ability to remain in compliance with our financial maintenance covenants. As of September 30, 2018 and December 31, 2017, we were in compliance with our financial maintenance covenants under the New Senior Credit Facility. We expect, based on current projections and estimates, to be in compliance with our covenants in the New Senior Credit Facility (including our financial maintenance covenants), and the covenants in the Second Lien Notes and the Cerberus 3L notes, further discussed below, for the next twelve months.

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

The following table provides a reconciliation of net income attributable to Delta Tucker Holdings, Inc. and EBITDA and Adjusted EBITDA for the periods included below:

Delta Tucker Holdings, Inc. Unaudited Adjusted EBITDA

	Three Months Ended		Nine Months Ended
(Amounts in thousands)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Net income attributable to Delta Tucker Holdings, Inc.	$26,645	$4,386	$67,862	$9,575
Provision for income taxes	2,040	3,338	9,924	11,677
Interest expense, net of interest income	15,334	17,134	47,472	53,589
Depreciation and amortization (1)	6,913	9,320	20,635	27,245
EBITDA	50,932	34,178	145,893	102,086
Certain income/expense or gain/loss adjustments per our credit agreements (2)	(5,773)	3,409	(3,063)	2,171
Employee share based compensation, severance, relocation and retention expense (3)	377	296	25	1,771
Cerberus fees (4)	19	479	105	1,755
Global Advisory Group expenses (5)	—	—	—	6,943
Other (6)	(342)	(247)	(1,684)	(817)
Adjusted EBITDA	$45,213	$38,115	$141,276	$113,909

(1)	Includes certain depreciation and amortization amounts which are classified as Cost of services in our unaudited condensed consolidated statements of operations.

(2)	Includes the completion of certain contracts and certain unusual income and expense items, as defined in the Indenture and New Senior Credit Facility.

(3)	Includes post-employment benefit expense related to severance in accordance with ASC 712 - Compensation, relocation expenses, retention expense and share based compensation expense.

(4)	Includes Cerberus Operations and Advisory Company expenses, net of recovery.

(5)
Reflects Global Advisory Group cost incurred during the three and nine months ended September 30, 2017, which we were able to add back to Adjusted EBITDA under the Indenture and New Senior Credit Facility in an aggregate amount up to a total of $30 million, which was fully utilized as of the second quarter of calendar year 2017.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There has been no significant change in our exposure to market risk during the three months ended September 30, 2018, except as described below. For discussion of our exposure to market risk, refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
Interest Rate Risk

We have interest rate risk primarily related to changes in interest rates on our variable rate debt. We manage our exposure to movements in interest rates through the use of a combination of fixed and variable rate debt.
As of September 30, 2018, we had 76.7% of our debt at a fixed rate and 23.3% at a variable rate. As of December 31, 2017, we had 69.3% of our debt at a fixed rate and 30.7% at a variable rate. Our Second Lien Notes, which had an aggregate principal amount of $384.7 million and $379.0 million, respectively, outstanding as of September 30, 2018 and December 31, 2017 and Cerberus 3L Notes, which had an aggregate principal amount of $33.7 million and $32.4 million, respectively, outstanding as of September 30, 2018 and December 31, 2017, represent our fixed rate debt.
Our Term Loan and Revolver represent our variable rate debt. As of September 30, 2018 and December 31, 2017, the balance of our Term Loan was $127.3 million and $182.3 million, respectively, and we had no borrowings under the Revolver. The Term Loan bears interest, based on our option, equal to either the Eurocurrency Rate or the Base Rate as described below, in each case, plus an applicable rate of (i) 6.00% in the case of Eurocurrency Rate loans and (ii) 5.00% in the case of Base Rate loans. The Revolver bears interest, based on our option, equal to either a Eurocurrency Rate or a Base Rate as described below plus (i) a range of 4.50% to 5.00% based on the First Lien Secured Leverage Ratio in the case of Base Rate loans and (ii) a range of 5.50% to 6.00% based on the First Lien Secured Leverage Ratio in the case of Eurocurrency Rate loans. The Eurocurrency Rate is the rate per annum equal to the London Interbank Offered Rate ("LIBOR") as published on the applicable Bloomberg screen page (or other commercially available source provisions quotations of LIBOR as designated by the Agent from time to time) two London Banking Days prior to the commencement of such interest period. The variable Eurocurrency Rate has as floor of 1.75%. The variable Base Rate is equal to the higher of (a) the Federal Funds Rate plus one half of one percent and (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America, N.A. as its prime rate; provided that in no event shall the Base Rate be less than 1.00% plus the Eurocurrency Rate applicable to one-month interest periods on the date of determination of the Base Rate. The variable Base Rate has a floor of 2.75%. The Term Loan interest rate of 8.08% at September 30, 2018 was made up of a 6.00% applicable rate plus a Eurocurrency Rate of 2.08% and the Term Loan interest rate of 7.75% at December 31, 2017 was made up of a 6.00% applicable rate plus the Eurocurrency Rate floor of 1.75%. Under the New Senior Credit Facility, based on the principal amount outstanding under the Term Loan as of September 30, 2018 and no outstanding Revolver borrowings, each 25 basis point increase in LIBOR over 1.75% would result in $0.3 million in additional interest expense annually. See Note 8 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

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

Date:	November 13, 2018	DELTA TUCKER HOLDINGS, INC.

/s/ William T. Kansky
William T. Kansky
Senior Vice President and Chief Financial Officer