Form 10-K
period 2018-12-31
Delta Tucker Holdings, Inc.
filed 2019-03-19
CIK 1514226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Act. Yes ☐ No  ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☑    No  ☐
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☐ No  ☑
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☑ No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
Yes  ☐ No  ☑
As of March 19, 2019, the registrant had 100 shares of its common stock outstanding.

1

DELTA TUCKER HOLDINGS, INC.

Forward-Looking Statements
This Annual Report on Form 10-K contains various forward-looking statements regarding future events and our future results that are subject to the safe harbors created by the Private Securities Litigation Reform Act of 1995 under the Securities Act of 1933 (the "Securities Act") and the Securities Exchange Act of 1934 (the "Exchange Act"). Without limiting the foregoing, the words "believes," "thinks," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. Forward-looking statements involve risks and uncertainties. Statements regarding the amount of our backlog and estimated total contract values are other examples of forward-looking statements. We caution that these statements are further qualified by important economic, competitive, governmental, international and technological factors that could cause our business, strategy, projections or actual results or events to differ materially, or otherwise, from those in the forward-looking statements. These factors, risks and uncertainties include, among others, the following:

•	our current or future levels of indebtedness, our ability to refinance or amend the terms of that indebtedness, and changes in availability of capital and cost of capital;

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

•	termination or modification of key U.S. government or commercial contracts, including subcontracts;

•	changes in the demand for services that we provide or work awarded under our contracts, including without limitation, the Logistics Civil Augmentation Program IV ("LOGCAP IV") contract;

•	the outcome of future extensions on awarded contracts and the outcomes of re-competes on existing programs;

•	changes in the demand for services provided by our joint venture partners;

•	changes due to pursuit of new commercial business in the U.S. and abroad;

•	activities of competitors and the outcome of bid protests;

•	changes in significant operating expenses;

•	impact of lower than expected win rates for new business;

•	general political, economic, regulatory and business conditions in the U.S. or in other countries in which we operate;

•	acts of war or terrorist activities, including cyber security threats;

•	variations in performance of financial markets;

•
the inherent difficulties of estimating future contract revenue and changes in anticipated revenue from indefinite delivery, indefinite quantity ("IDIQ") contracts and indefinite quantity contracts ("IQC");

•	the timing or magnitude of any award, performance or incentive fee or any penalty, liquidated damages or disincentive under our government contracts;

•	changes in expected percentages of future revenue represented by fixed-price and time-and-materials contracts, including increased competition with respect to task orders subject to such contracts;

•	decline in the estimated fair value of a reporting unit resulting in a goodwill impairment and a related non-cash impairment charged against earnings;

•	changes in underlying assumptions, circumstances or estimates that may have a material adverse effect upon the profitability of one or more contracts and our performance;

•
impact of the tax reform legislation known colloquially as the Tax Cuts and Jobs Act (the "Tax Act") or other tax reform implemented by the Trump Administration, and any subsequent administration or Congress;

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

Accordingly, such forward-looking statements do not purport to be predictions of future events or circumstances and therefore, there can be no assurance that any forward-looking statements contained herein will prove to be accurate. Other important assumptions and factors that could cause actual results to differ materially from those in the forward-looking statements are specified elsewhere in this Annual Report on Form 10-K and in the Company's other SEC reports, which are accessible on the SEC's website at www.sec.gov and the Company's website at www.dyn-intl.com. Information on the Company's website is not part of this Annual Report on Form 10-K. We assume no obligation to update the forward-looking statements.

Fiscal Year
This Annual Report on Form 10-K reflects the consolidated financial results of the Company for the years ended December 31, 2018, December 31, 2017 and December 31, 2016. Included in this Annual Report on Form 10-K are our audited consolidated statements of operations, comprehensive income (loss) and the related statements of deficit and cash flows for the years ended December 31, 2018, December 31, 2017 and December 31, 2016. The audited consolidated balance sheets are included for the periods as of December 31, 2018 and December 31, 2017.

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
Our customers include the U.S. DoD, the U.S. Department of State ("DoS"), the U.S. Agency for International Development ("USAID"), foreign governments, commercial customers and certain other U.S. federal, state and local government departments and agencies. Revenue from the U.S. government accounted for approximately 96%, 96% and 95% of total revenue for the years ended December 31, 2018, December 31, 2017 and December 31, 2016, respectively. Our contracts’ revenue and percentage of total revenue from the U.S. government may fluctuate from year to year. These fluctuations can be due to contract length or contract structure, such as with IDIQ type contracts. IDIQ type contracts are often awarded to multiple contractors and provide the opportunity for awarded contractors to bid on task orders issued under the contract.
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
Our historical contract mix by type, as a percentage of revenue, is indicated in the table below.

	For the years ended
Contract Type	December 31, 2018	December 31, 2017	December 31, 2016
Fixed-Price	37%	41%	45%
Time-and-Materials	4%	5%	4%
Cost-Reimbursement	59%	54%	51%
Totals	100%	100%	100%
Cost-reimbursement type contracts typically perform at lower margins than other contract types but carry lower risk of loss. We anticipate cost-reimbursement and fixed-price type contracts will continue to represent a majority of our business for calendar year 2019. The contract type indicated in the table above does not necessarily represent fixed or variable consideration under ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).
Under many of our contracts, we may rely on subcontractors to perform all or a portion of the services we are obligated to provide to our customers. We use subcontractors primarily for specialized, technical labor and certain functions such as construction and catering. We often enter into subcontract arrangements in order to meet government requirements that certain categories of services be awarded to small businesses. In some instances, a third party may subcontract with us in support of their prime contract. When we are engaged as a subcontractor in support of a U.S. government contract, standard U.S. government contracting terms typically flow down to our subcontract, providing us with certain protections and obligations.
The following table sets forth our historical role as a prime contractor and subcontractor, as a percentage of revenue.

	For the years ended
Type	December 31, 2018	December 31, 2017	December 31, 2016
Prime contractor	98%	96%	95%
Subcontractor	2%	4%	5%
Totals	100%	100%	100%

Operating and Reportable Segments
In January 2018, the Company amended its organizational structure to improve efficiencies within existing businesses, capitalize on new opportunities, continue international growth and expand commercial business. The Company’s three previous operating and reporting segments, Aviation Engineering, Logistics, and Sustainment ("AELS"), Aviation Operations and Life Cycle Management ("AOLC") and DynLogistics, were re-aligned into two operating and reporting segments by combining AELS and AOLC into DynAviation with DynLogistics continuing to operate as a separate segment. Our two segments provide services domestically and internationally primarily under contracts with the U.S. government and operate principally within a regulatory environment subject to governmental contracting and accounting requirements, including Federal Acquisition Regulations (“FAR”), Cost Accounting Standards (“CAS”) and audits by various U.S. federal agencies. See Note 12 to the Delta Tucker

Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion of segments.
A description of each of our Reportable Segments as of and for the year ended December 31, 2018 is discussed further below.
DynAviation
This segment provides aircraft operations and logistics services to include modernization and refurbishments, upgrades and sustainment, and maintenance and support for key military, government and commercial customers worldwide. DynAviation also provides the technical information and expertise to manage large fleets and bases and delivers engineering and maintenance services to help keep operations running effectively. The Theater Aviation Sustainment Manager - OCONUS ("TASM-O") and Contractor Logistics Support: T-34, T-44, T-6 ("CLS T34/44/6") programs are two of the most significant programs in the DynAviation segment. The TASM-O program provides aviation maintenance services under the Army Aviation Field Maintenance ("AFM") program. Our CLS T34/44/6 program provides maintenance and logistics support to the U.S. Navy T-34, T-44, and T-6 aircraft. The Bureau for International Narcotics and Law Enforcement Affairs, Office of Aviation ("INL Air Wing") and T-6 Contractor Operated and Maintained Base Supply ("T-6 COMBS") Bridge contracts, which were both completed during the first three quarters of calendar year 2018, also contributed significantly during the year ended December 31, 2018.
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
The LOGCAP IV and ALiSS contracts are significant contracts within this segment. Under the LOGCAP IV program, which we perform under a single IDIQ contract, the U.S. Army contracts for us to perform selected services, operations and maintenance, engineering as well as construction and logistics predominately in the Middle East Theater to augment the U.S. Army, the U.S. Marine Corps and North Atlantic Treaty Organization forces and to release military units from combat service support missions or to fill the U.S. military resource shortfalls. Under the ALiSS contract, the Company provides the DoS’s Bureau of South and Central Asian Affairs with life support services for the U.S. mission in Afghanistan, including the U.S. Embassy in Kabul, and other U.S. government sites within the country.

Key Contracts
Logistics Civil Augmentation Program IV ("LOGCAP IV"): The LOGCAP IV contract was awarded to us in April 2008 and is a part of our DynLogistics segment. We were selected as one of the three prime contractors to provide logistics support under the LOGCAP IV contract. LOGCAP IV is the U.S. Army component of the DoD’s initiative to award contracts to U.S. companies with a broad range of logistics capabilities to support U.S. and allied forces during combat, peacekeeping, humanitarian and training operations. This IDIQ contract has an initial term of up to ten years, and was subsequently extended in June 2018 by twelve months to April 2019. In December 2012, customer negotiations resulted in the elimination of the award fee component for option years beginning in 2012 and continuing for the remaining contract periods. The remaining task orders under the LOGCAP IV contract are now either firm fixed-price or cost-reimbursable-plus-fixed-fee.
Theater Aviation Sustainment Manager - OCONUS ("TASM-O"): The TASM-O contract is a part of our DynAviation segment. This contract was awarded in September 2013 to provide aviation maintenance services under the AFM program. The hybrid firm-fixed-price, cost-plus incentive fee contract has a one year base period plus four one-year option periods through December 2018, and was subsequently extended in November 2018 by six months to June 2019.
Contractor Logistics Support: C-12, C-26, UC-35 and T-6 Transport ("CLS Transport"): The CLS Transport contract is a part of our DynAviation segment. This contract was awarded in May 2017 for logistics support services for government-owned fixed-wing fleets performing transport aircraft missions (C-12, C-26 and UC-35 fleets, with limited services for T-6 fleets). The contract has a one-year initial period and five one-year option periods with the last option including a three month transition period and is a hybrid firm-fixed-price, cost-plus incentive fee contract.
Contractor Logistics Support: T-34, T-44, T-6 ("CLS T34/44/6"): The CLS T34/44/6 program is a part of our DynAviation segment. This contract was awarded in November 2014 to provide maintenance and logistics support to the United States Navy T-34, T-44, and T-6 aircraft programs. The services provided under this contract are fixed-price and cost-reimbursable type services. The contract has a one year base period plus four one-year option periods.
Afghanistan Life Support Services ("ALiSS"): The ALiSS contract is a part of our DynLogistics segment. This contract was awarded in January 2015 to provide the DoS’s Bureau of South and Central Asian Affairs with life support services for the U.S. mission in Afghanistan, the U.S. Embassy in Kabul, and other U.S. government sites within the country. The IDIQ contract has a one-year base period with four, one-year option periods and is a hybrid firm-fixed-price, cost-plus fixed fee, and cost reimbursable contract. While ALiSS technically ended in December 2018, the contract has task orders with a period of performance extending beyond December 2018, including task orders with options for performance through August 2023.
Naval Test Wing Atlantic: The Naval Test Wing Atlantic contract is a part of our DynAviation segment and is the follow-on program from the Naval Test Wing Patuxent River MD contract awarded to us in July 2011. The Naval Test Wing Atlantic contract commenced in April 2017 to provide organization level maintenance and logistic support on all aircraft and support equipment for which the Naval Test Wing Atlantic has maintenance responsibility. Labor and services will be provided to perform safety studies, off-site aircraft safety and spill containment patrols and aircraft recovery services. The contract has a one-year base period and four one-year option periods and is a cost-plus-fixed-fee contract with a smaller portion of fixed-price services.
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
Andrews Air Force Base ("Andrews AFB"): The Andrews AFB program is a part of our DynAviation segment. Under the Andrews AFB contract, we perform aviation maintenance and support services, which include full back shop support, organizational level maintenance, fleet fuel services, launch and recovery, supply and Federal Aviation Administration ("FAA") repair services. Under this program we oversee the management of the U.S. presidential air fleet (other than Air Force One). Our principal customer under this contract is the U.S. Air Force. This contract was entered into September 2011, with the majority of contractual services provided on a fixed-price basis. The contract has a one-year base period plus six one-year option periods and one four-month option period, and was subsequently extended in December 2018 by four months to April 2019.
Afghanistan National Police ("ANP"): The ANP contract is a part of our DynLogistics segment. Under the ANP contract, we provide specialized in-depth training and programmatic support to the North Atlantic Treaty Organization ("NATO") Headquarters, Resolute Support, and the Train, Advise and Assist Commands to assist the Ministry of Interior and the Afghanistan National

Police forces in developing governmental systems. This contract was entered into December 2014, as a hybrid type contract. The contract has a nine-month base period and nine option periods of varying lengths with performance through March 2019.
Naval Test Wing Pacific O-Level Maintenance ("Naval Test Wing Pacific"): The Naval Test Wing Pacific contract is a part of our DynAviation segment. This contract was awarded in August 2017 to provide logistics services for aircraft and support for equipment at the Naval Air Systems Command Sea Test Range at Point Mugu, California and Naval Air Weapons Station at China Lake, California. The contract has a one-year base period and four one-year option periods and is a cost-plus-fixed-fee contract with a smaller portion of fixed-price services.
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
Key Contracts
The following table sets forth certain information for our principal contracts, including the initial start and end dates and the principal customer for each contract as of December 31, 2018:

Contract	Segment	Principal Customer	Initial/Current Contract Start Date	Contract End Date	Estimated Total Contract Value (1)
LOGCAP IV (2)	DynLogistics	U.S. Army	Apr-2008	Apr-2019 (3)	$7.63 billion
TASM-O	DynAviation	U.S. Army	Sep-2013	June-2019 (4)	$837 million
CLS Transport	DynAviation	U.S. Navy	Jun-2017	May-2023	$782 million
CLS T34/44/6	DynAviation	U.S. Navy	Nov-2014	Sep-2019	$743 million
ALiSS	DynLogistics	DoS	Jan-2015	Aug-2023 (6)	$609 million
Naval Test Wing Atlantic	DynAviation	U.S. Navy	Apr-2017	Mar-2022	$553 million
WRM III	DynLogistics	U.S. Air Force	May-2000 / Jun-2008 / Feb-2017	Sep-2024	$504 million
Andrews AFB	DynAviation	U.S. Air Force	Sep-2011	Apr-2019 (5)	$467 million
ANP	DynLogistics	U.S. Army	Dec-2014	March-2019	$285 million
Naval Test Wing Pacific	DynAviation	U.S. Navy	Nov-2017	Oct-2022	$278 million

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

(3)
While LOGCAP IV technically ended in April 2018, we received a 12-month task order extending the period of performance to April 2019. The extension will allow us to continue to serve our customer on this important program until LOGCAP V is awarded. We believe we are well positioned to be an awardee under LOGCAP V.

(4)	While TASM-O technically ended in December 2018, we received a six-month contract award extending the period of performance to June 2019.

(5)
While Andrews AFB technically ended in December 2018, we received a four-month contract award in December 2018 extending the period of performance to April 2019. In August 2018, we received the General Services Administration ("GSA") task order to provide executive airlift aircraft maintenance and back shop support services in support of the 89th Airlift Wing and in December 2018, we were awarded the 811th Rotary Wing Service contract, both located at Joint Base Andrews, Maryland.

(6)
While ALiSS technically ended in December 2018, we received task orders under the ALiSS contract with a period of performance extending beyond December 2018, including task orders with options for performance through August 2023.

Completion of Key Contract
The Bureau for International Narcotics and Law Enforcement Affairs, Office of Aviation ("INL Air Wing") program supported governments in multiple Latin American countries and provided support and assistance with interdiction services in Afghanistan and provided intra-theater transportation services for DoS personnel throughout Iraq and Afghanistan. The INL Air Wing program was completed in calendar year 2018.
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

We believe that our principal competitors include AAR CORP, AECOM, Akima LLC, Alutiiq LLC, Alsalam Aircraft Company, Boeing Company, Chugach Government Solutions, Elbit Systems of America, Emcor Group, Inc., Fluor Corporation, General Dynamics, IAP Worldwide Services, Inc., Jones Lang LaSalle, Inc., KBRwyle, Leidos, Leonardo DRS, Lockheed Martin/Sikorsky Inc., M1 Support Services, Northrop Grumman Corporation, Pacific Architects and Engineers (PAE), PKL Services, Inc., Vectrus, Vertex Aerospace, and Yulista. We believe that the primary competitive factors for our services include reputation, technical skills, past contract performance, experience in the industry (including our aircraft platform experience), cost competitiveness and customer relationships.

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
The following table sets forth our approximate backlog as of the dates indicated:

	December 31, 2018
(Amounts in millions)	DynAviation	DynLogistics	Total
Funded backlog	$460	$445	$905
Unfunded backlog	1,965	1,182	3,147
Total backlog	$2,425	$1,627	$4,052

	December 31, 2017
(Amounts in millions)	DynAviation	DynLogistics	Total
Funded backlog	$585	$383	$968
Unfunded backlog	2,030	1,171	3,201
Total backlog	$2,615	$1,554	$4,169
The decrease in backlog as of December 31, 2018 was primarily due to revenue outpacing orders during the year ended December 31, 2018.
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
The Defense Contract Audit Agency ("DCAA") performs these audits on behalf of the U.S. government. The DCAA also reviews and opines on the adequacy of, and our compliance with, our internal control systems and policies, including Accounting, Purchasing, Property, Estimating, Earned Value Management and Material Management Systems. The DCAA has the right to perform audits on our incurred costs on all flexibly-priced contracts on an annual basis. We have DCAA auditors on-site to monitor our billing and back office operations. An adverse finding under a DCAA audit could result in a recommendation of disallowed costs under a U.S. government contract, termination of U.S. government contracts, forfeiture of profits, withholding of payments, fines, suspension or prohibition from doing business with the U.S. government. In the event that an audit by the DCAA recommends disallowance of our costs under a contract, we have the right to appeal the findings of the audit under applicable dispute resolution provisions. Approval of submitted annual incurred costs claims can take many years. All of our incurred costs claims for U.S. government contracts completed through fiscal year 2014 have been audited by the DCAA and negotiated by the Defense Contract Management Agency ("DCMA"). Incurred cost claim audits for subsequent periods are ongoing except for fiscal years 2015 and 2016, which questioned $7.4 million of costs and resulted in a unilateral decision regarding our indirect rates. The largest portion of the unilateral decision has been appealed to the Armed Services Board of Contract Appeals ("ASBCA") and, at this time, we believe the likelihood of an unfavorable outcome in this case is remote. See "Item 1A. Risk Factors - A negative audit or other actions by the U.S. government could adversely affect our operating performance."
At any given time, many of our contracts are under review by the DCAA and other government agencies. We cannot predict the outcome of such ongoing audits and what, if any, impact such audits may have on our future operating performance.
U.S. government contractors, including our Company, operate in an environment of significant oversight by the DCAA and other U.S. government agencies. If any of our internal control systems are determined to be non-compliant or inadequate, payments may be suspended under our contracts or we may be subjected to increased government oversight that could delay or adversely affect our ability to invoice and receive timely payment on our contracts, perform contracts or compete for contracts with the U.S. government.
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

Employees
As of December 31, 2018, we had approximately 13,200 personnel, of which approximately 5,700 are employees of our affiliates, located in approximately 30 countries in which we have operations. Employees represented by labor unions totaled approximately 3,800. We believe the working relations with our employees and our unions are in good standing.

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
Our new senior secured credit facility (the "New Senior Credit Facility") requires us to use a portion of our Excess Cash Flow to make additional principal payments. Based on our annual financial results for the year ended December 31, 2018, after taking account of the voluntary principal payment of $50.0 million on October 19, 2018, we are required to make an additional principal payment of $17.8 million under the Excess Cash Flow requirement by March 26, 2019, which we paid on March 19, 2019.
Our ability to repay our New Senior Credit Facility depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to repay the principal or interest on the class B revolving facility (the "Revolver") and Term Loan facility (the "Term Loan") when those instruments mature on July 7, 2019 and July 7, 2020, respectively. The Company is in the process of evaluating its refinancing and new credit facility opportunities.
If our cash flows and capital resources are insufficient to repay our New Senior Credit Facility by the principal due date or to pay the principal and interest on our other outstanding indebtedness, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments, including the Indenture governing the 11.875% Senior Secured Second Lien Notes due November 30, 2020 (the "Second Lien Notes") and the credit agreements governing the New Senior Credit Facility and the Cerberus 3L Notes, may restrict us from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.
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
Upon the occurrence of an event of default under our New Senior Credit Facility that is not waived by the requisite lenders (including a failure to comply with our financial maintenance covenants) the lenders could elect to declare all amounts outstanding under the New Senior Credit Facility to be immediately due and payable and terminate all commitments to extend further credit, including issuing new letters of credit. This outcome would result in doubt in the Company’s ability to continue as a going concern. If such actions were taken by the lenders under our New Senior Credit Facility, it would also cause an event of default under our Second Lien Notes and the Cerberus 3L Notes.
If we were unable to repay those amounts, the Agent under our New Senior Credit Facility could proceed against the collateral granted to them to secure that indebtedness. We have pledged a significant portion of our assets as collateral under our New Senior Credit Facility. If the Agent or lenders under the New Senior Credit Facility accelerate the repayment of borrowings, the proceeds from the sale or foreclosure upon such assets will first be used to repay debt under our New Senior Credit Facility, and we may not have sufficient assets to repay our secured and unsecured indebtedness thereafter, including our Second Lien Notes and the Cerberus 3L Notes.
Repayment of our debt, including the New Senior Credit Facility, Second Lien Notes and Cerberus 3L Notes, is dependent on cash flow generated by our subsidiaries.
Our subsidiaries own substantially all of our assets and conduct substantially all of our operations. Accordingly, repayment of our indebtedness, including the New Senior Credit Facility, Second Lien Notes and Cerberus 3L Notes, is dependent, to a significant extent, on the generation of cash flow by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Unless they are guarantors of the New Senior Credit Facility, Second Lien Notes or the Cerberus 3L Notes, our subsidiaries do not have any obligation to pay amounts due on the New Senior Credit Facility, Second Lien Notes and the Cerberus 3L Notes or to make funds available for that purpose. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable DynCorp International Inc. to make payments in respect of its indebtedness, including the New Senior Credit Facility, Second Lien Notes and the Cerberus 3L Notes. Each subsidiary is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from DynCorp International Inc.'s subsidiaries. While the Indenture governing the Second Lien Notes and the credit agreements governing the New Senior Credit Facility and the Cerberus 3L Notes limit the ability of our subsidiaries to incur consensual restrictions on their ability to pay dividends or make other intercompany payments to us, these limitations are subject to certain qualifications and exceptions. In the event that DynCorp International Inc. does not receive distributions from its subsidiaries, DynCorp International Inc. may be unable to make required principal and interest payments on its indebtedness, including the New Senior Credit Facility, Second Lien Notes and the Cerberus 3L Notes.
Despite our indebtedness level, we and our subsidiaries still may be able to incur significant additional amounts of debt, which could further exacerbate the risks associated with our current or future levels of indebtedness.
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
In addition to the $66.5 million which is available to us for borrowing under our revolving credit facility as of December 31, 2018 subject to certain conditions, including the maturity of our Revolver and Term Loan on July 7, 2019 and July 7, 2020, respectively, the terms of our New Senior Credit Facility permit us to increase the amount available under our revolving credit facilities by up to an aggregate of $15.0 million if we are able to obtain loan commitments from a non-debt fund affiliate of Cerberus and satisfy certain other conditions, including our having capacity to incur such indebtedness under the Indenture governing our Second Lien Notes and the credit agreements governing the New Senior Credit Facility and the Cerberus 3L Notes. Additionally, we can take on more debt as long as we comply with the covenants in the Indenture governing the Second Lien Notes and the credit agreements governing the New Senior Credit Facility and the Cerberus 3L Notes. If new debt is added to our and our subsidiaries' existing debt levels, the related risks that we face would increase. In addition, the agreements governing our debt obligations do not prevent us from incurring obligations that do not constitute indebtedness under those agreements.
Our degree of leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations under our debt obligations.
As of December 31, 2018, we are leveraged with our total carrying amount of indebtedness of approximately $496.2 million. We had $66.5 million available for borrowing under our revolving credit facility subject to certain conditions, and the terms of the New Senior Credit Facility permit us to increase the amount available under our revolving credit facilities by up to $15.0 million if we are able to obtain loan commitments from a non-debt fund affiliate of Cerberus and satisfy certain other conditions, including our having capacity to incur such indebtedness under the Indenture governing the Second Lien Notes and the credit agreement governing the Cerberus 3L Notes.
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

Our interest expense could increase if interest rates increase above the stated LIBOR floor levels in our New Senior Credit Facility because the entire amount of the indebtedness under our New Senior Credit Facility bears interest at a variable rate. At December 31, 2018, we had approximately $77.3 million aggregate principal amount of variable rate indebtedness under our New Senior Credit Facility. A 100 basis point increase over the LIBOR floor levels would increase our annual interest expense by approximately $0.8 million.
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
Our consolidated operating income margin for the years ended December 31, 2018 and December 31, 2017 were 7.7% and 5.2%, respectively. Within our portfolio of contracts, certain contracts vary from the consolidated operating income margin. For example, our loss contracts diminish our consolidated operating margin while other contracts have margins that are significantly higher than the consolidated operating income margin.
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
The government agencies also review the adequacy of, and our compliance with, our internal control systems and policies, including our Accounting, Purchasing, Property, Estimating, and Material Management System.
Given the continued oversight by the U.S. government, we could be subjected to additional regulatory requirements which could require additional audits at various points within our contracting process. An adverse finding under an audit could result in a recommendation of disallowed costs under a U.S. contract, termination of a U.S. government contract, forfeiture of profits, suspension or a withhold of payments which could negatively impact our liquidity position and affect our ability to invoice and receive timely payment on our contracts, perform contracts or compete for contracts with the U.S. government. See Note 9 to the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report on Form 10-K.  For a discussion of the recent DCAA related audit results, see “Item 1. Business - Operating and Reportable Segments - Regulatory Matters”.
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
Certain regions in which we operate are highly unstable. Insurgent activities in the areas in which we operate may cause further destabilization in these regions. There can be no assurance that the regions in which we operate will continue to be stable enough to allow us to operate profitably or at all. In the past, insurgents in Iraq and Afghanistan have targeted installations where our personnel were located, and these insurgents have contributed to instability in these countries. This could impair our ability to attract and deploy personnel to perform services in either or both locations. In addition, we may be required to increase compensation to our personnel as an incentive to deploy them to these regions. Historically, we have been able to recover this added cost under our contracts, but there is no guarantee that future increases, if required, will be able to be transferred to our customers through our contracts. To the extent that we are unable to transfer such increased compensation costs to our customers, our operating margins would be adversely impacted, which could adversely affect our operating performance.
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
As a defense contractor, we face both cyber and other security threats to our systems and information, including attempts to gain unauthorized access to sensitive information and networks; insider threats; threats to the safety of our directors, officers and employees; threats to the security of our facilities; and threats from terrorist acts or other acts of aggression. Although we utilize a variety of technical and administrative controls to mitigate and detect threats, there can be no assurance that these controls will be sufficient to prevent a threat from materializing. Threats to our physical security, were they to manifest, could result in degradation or disruption of business operations. These effects could be attributed to, although not exclusively, loss of staff, reduction in staff productivity, and/or loss or damage to facilities.
Cyber security threats are constantly evolving, and our industry is frequently targeted by cyber security threats. These cyber security threats include, but are not limited to, malicious software, destructive malware, attempts to gain unauthorized access to data, disruption or denial of service attacks, and other electronic security breaches that could lead to disruptions in mission critical systems, unauthorized release of confidential, personal or otherwise protected information (ours or that of our employees, customers or partners), and corruption of data, networks or systems. These events, if not prevented or effectively mitigated, could damage our reputation, require remedial actions and lead to loss of business, regulatory actions, potential liability and other financial losses.
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
The DoD issued the final DFARS rule in 2012 which allows withholding of a percentage of payments when a contractor's business system has one or more significant deficiencies. The DFARS rule applies to CAS covered contracts that have the DFARS clause in the contract terms and conditions. Contracting officers may withhold 5% of contract payments for one or more significant deficiencies in any single contractor business system or up to 10% of contract payments for significant deficiencies in multiple contractor business systems. A significant deficiency is defined as a "shortcoming in the system that materially affects the ability of officials of the DoD to rely upon information produced by the system that is needed for management purposes." The final rule was applicable to new DoD contracts awarded after February 2012.
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
As of December 31, 2018, we had approximately 13,200 personnel, of which approximately 5,700 are employees of our affiliates. Employees represented by labor unions totaled approximately 3,800. As of December 31, 2018, we had approximately 35 collective bargaining agreements with these unions. The length of these agreements varies, with the longest expiring in December 2023. There can be no assurance that we will not experience labor disruptions associated with the expiration or renegotiation of collective bargaining agreements or otherwise. We could experience a significant disruption of operations and increased operating costs as a result of higher wages or benefits paid to union members, which could adversely affect our operating performance and may result in additional expenses and possible loss of revenue.
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
In the past, we have taken measures to reduce our cost structure, including the elimination of a number of executive levels and other management positions throughout the Company. Any future senior management changes, restructuring or other cost containment measures, may result in disruption of our business or our customer relationships, distract our employees, decrease employee morale and result in failure in meeting operational targets due to the loss of employees. These changes could also make it difficult to retain and hire new talent, increase our expenses in terms of severance payments and facility exit costs, both of which could be significant, expose us to increased risk of legal claims by terminated employees, and harm our reputation. If we are unable to mitigate these or other similar risks, our business, results of operations, and financial condition may be adversely affected.
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
From time to time, we enter into joint ventures so that we can jointly bid and perform on a particular project. The success of these and other joint ventures depends, in large part, on the satisfactory performance of the contractual obligations by our joint venture partners. If our partners do not meet their obligations, the joint ventures may be unable to adequately perform and deliver their contracted services. Under these circumstances, we may be required to make additional investments and provide additional services to ensure the adequate performance and delivery of the contracted services or we may be subject to other liabilities. These additional obligations could result in reduced profits or, in some cases, significant losses for us with respect to the joint venture, which could also affect our reputation in the industries we serve.
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
We compete with various entities across geographic and business lines. Competitors of our operating segments are typically various solution providers that compete in any one of the service areas provided by those business units. Additionally, competitors of our operating segments can be large defense service contractors that offer services associated with maintenance, training and other activities.
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
We prepare our Consolidated Financial Statements in accordance with GAAP. These principles are subject to interpretation by various bodies, including the SEC and the Financial Accounting Standards Board ("FASB"), formed to interpret and create appropriate accounting principles. From time to time the SEC and the FASB change the financial accounting and reporting standards or the interpretation of those standards that govern the preparation of our Consolidated Financial Statements. These changes are beyond our control, can be hard to predict and could materially impact how we report our results of operations and financial position. A change in these principles could have a significant effect on our reported results and may even retroactively affect previously reported transactions and financial statements. For example, ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”) superseded most existing GAAP revenue recognition guidance. We adopted ASC 606 on January 1, 2018 using the modified retrospective method. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Revenue Recognition and Cost Estimation on Long-Term Contracts” for a discussion of the impact of ASC 606.
Future restatement of our financial statements could adversely affect our business.
Restatement of our financial statements could have adverse consequences on our business, financial condition, cash flows and results of operations, including the triggering of an event of default under the credit agreements governing the New Senior Credit Facility and the Cerberus 3L Notes and the indenture governing our Second Lien Notes. Restatements could cause our credit rating to be downgraded, which could result in an increase in our borrowing costs and make it more difficult to borrow funds on reasonable terms or at all. In addition, restatements could result in key executives departing and SEC enforcement action.
We use estimates when accounting for contracts. Changes in estimates could affect our profitability and our overall financial position.
When agreeing to contractual terms, we make assumptions and projections about future conditions and events, many of which extend over a period of time. These assumptions and projections assess the cost, productivity and availability of labor, future levels of business base, complexity of the work to be performed, cost and availability of materials, impact of potential delays in performance and timing of product deliveries. Contract accounting requires judgment relative to assessing risks, estimating contract revenues and costs, and making assumptions for schedule and technical issues. Due to the size and nature of many of our contracts, the estimation of total revenues and costs at completion is subject to many variables. Incentives, awards, liquidated damages, disincentives or penalties related to performance on contracts are considered in estimating revenue and profit rates, and are recorded when there is sufficient information to assess anticipated performance. Suppliers' assertions are also assessed and considered in estimating costs and profit rates.
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
Goodwill and other intangible assets on our balance sheet have been significantly impaired and may continue to be impaired.
Goodwill and other intangible assets on our balance sheet have an aggregate balance of $42.1 million and $32.9 million, respectively, as of December 31, 2018. We assess goodwill and other intangible assets with indefinite lives for impairment annually in October and when an event occurs or circumstances change that would suggest a triggering event. If a triggering event is identified, an impairment test is performed to identify any possible impairment in the period in which the event is identified. The annual impairment test requires us to determine the fair value of our reporting units in comparison to their carrying values. A decline in the estimated fair value of a reporting unit or asset group could result in an impairment, and a related non-cash impairment charge against earnings, if estimated fair value for the reporting unit is less than the carrying value of the net assets of the reporting unit. See Note 4 to the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Unanticipated changes in our tax provisions or exposure to additional income tax liabilities could affect our profitability and cash flow.
We are subject to income taxes in the U.S. and many foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. Domestically, U.S. income tax reform could have a material impact on our business. On December 22, 2017, the President of the United States signed into law the Tax Act. The Tax Act amends the Internal Revenue Code to reduce federal corporate income tax rate from 35% to 21%, amongst many other complex provisions, and requires the valuation of deferred tax assets and liabilities applying the rates prescribed by the enacted Tax Act for the period in which such deferred tax assets and liabilities are expected to reverse which resulted in a remeasurement of our net deferred taxes through the income tax provision as of December 31, 2017. The enacted Tax Act reduced our deductible interest expense, prevented the deferral of revenue on unbilled receivables and required us to recognize revenue previously deferred over a four-year period under Internal Revenue Code Section 481. Due to the future expected limitation on deductible interest, the Company anticipates that it will create an indefinite lived deferred tax asset that necessities a release of its current indefinite lived deferred tax liabilities. The ultimate impact of the Tax Act may differ from our current estimates due to changes in interpretations and assumptions made by us as well as the issuance of any further regulations or guidance that may alter the operation of the U.S. federal income tax code. Various uncertainties also exist in terms of how U.S. states and any foreign countries within which we operate will react to the Tax Act, which could have additional impacts on our business. Changes in applicable domestic or foreign income tax laws and regulations, or their interpretation, could result in higher or lower income tax rates assessed or changes in the taxability of certain sales or the deductibility of certain expenses, thereby affecting our income tax expense and profitability. Furthermore, in the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain.
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
A change in control, as defined in the long-term cash incentive plan, would occur if a person or entity, which is not Cerberus or an affiliate of Cerberus becomes a beneficial owner, directly or indirectly, of more than 50% of the combined voting power of issued and outstanding securities of DynCorp International LLC or if there is a reduction in Cerberus’s beneficial ownership to less than 30% of the combined voting power. There are other conditions that could result in a change in control event such as a sale or transfer or other disposition of all or substantially all of the business and assets of DynCorp International LLC. The long-term cash incentive bonus plan could increase the cost to acquire the Company and prevent or delay a change in control.

ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

ITEM 2. PROPERTIES.
We are headquartered in McLean, Virginia with major administrative offices in Fort Worth, Texas. As of December 31, 2018, we leased approximately 39 commercial facilities in 13 countries used in connection with the various services rendered to our customers. Lease expirations range from month-to-month to six years. Upon expiration of our leases, we do not anticipate any difficulty in obtaining renewals or alternative space. Many of our current leases are non-cancelable. We do not own any real property.
The following locations represent our primary leased properties as of December 31, 2018:

Location	Description	Segment	Size (sq ft)[1]
Fort Worth, TX(2)	Executive offices - Finance and Administration, Headquarters and DynAviation	Headquarters & DynAviation	218,925
Salalah Port, Oman	Warehouse and storage - WRM III Program	DynLogistics	125,000
McLean, VA	Executive offices - Headquarters	Headquarters	79,035
Springfield, VA	Warehouse and offices - G4 Worldwide Logistics Support Program	DynLogistics	69,818
Andalusia, AL	Offices - TH-57 CLS Program	DynAviation	57,000
Lorton, VA	Warehouse and offices - Global IT Modernization ("GITM") Program	DynLogistics	30,560
Dothan, AL	Offices - CLS Transport Program	DynAviation	22,831
McClellan, CA	Warehouse - California Fire Program	DynAviation	18,837
Dubai, UAE	Executive offices - DIFZ Finance and Administration	Headquarters	17,698
Huntsville, AL	Business office - DynAviation Headquarters	DynAviation	17,074
Bangalore, India	Business office - Finance and Administration	Headquarters	16,467

(1)	Includes total square footage leased per agreements between the Company and lessors.

(2)
Our Fort Worth lease agreements ended December 31, 2018 and included approximately 65,000 square feet of space we had subleased. Effective January 1, 2019, we commenced our renewed lease agreements for 153,821 square feet of executive office space.

We believe that substantially all of our property and equipment is in good condition, subject to normal use, and that our facilities have sufficient capacity to meet the current and projected needs of our business through calendar year 2019.

ITEM 3. LEGAL PROCEEDINGS.
Information required with respect to this item is set forth in Note 9 to the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Not applicable.

ITEM 6. SELECTED FINANCIAL DATA.
The selected historical consolidated financial data for the years ended December 31, 2018, December 31, 2017, December 31, 2016, December 31, 2015 and December 31, 2014 is presented in the table below.
This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the consolidated financial statements and related notes thereto, included elsewhere in this Annual Report on Form 10-K.

	Delta Tucker Holdings, Inc.
	For the years ended
	December 31, 2018	December 31, 2017	December 31, 2016	December 31, 2015	December 31, 2014
(Amounts in thousands)
Results of operations:
Revenue	$2,148,275	$2,004,436	$1,836,154	$1,923,177	$2,252,309
Cost of services	(1,860,794)	(1,761,534)	(1,636,331)	(1,721,679)	(2,072,865)
Selling, general and administrative expenses	(97,689)	(107,832)	(139,531)	(144,675)	(146,881)
Depreciation and amortization	(24,058)	(32,242)	(34,889)	(34,986)	(48,582)
Earnings from equity method investees	178	667	1,066	140	10,077
Impairment of goodwill, intangibles and long lived assets (1)	—	—	(1,782)	(96,696)	(214,004)
Operating income (loss)	165,912	103,495	24,687	(74,719)	(219,946)
Interest expense	(63,958)	(70,717)	(72,361)	(68,824)	(70,783)
Loss on early extinguishment of debt	(4,010)	(24)	(328)	—	(1,362)
Interest income	2,654	353	212	110	221
Other income, net	2,681	416	4,935	3,968	3,680
(Provision) benefit for income taxes	(17,668)	(1,722)	(10,138)	8,672	20,570
Net income (loss)	85,611	31,801	(52,993)	(130,793)	(267,620)
Noncontrolling interests	(1,114)	(1,201)	(1,071)	(1,809)	(2,160)
Net income (loss) attributable to Delta Tucker Holdings, Inc.	$84,497	$30,600	$(54,064)	$(132,602)	$(269,780)
Cash flow data: (2)
Net cash provided by operating activities	146,556	73,199	41,153	19,586	24,425
Net cash used in investing activities	(5,507)	(6,842)	(9,997)	(2,735)	(4,674)
Net cash used in financing activities	(105,502)	(23,989)	(14,777)	(2,059)	(97,544)
Balance sheet data (end of period):
Cash and cash equivalents	203,797	168,250	118,218	108,782	94,004
Total assets	718,299	735,717	676,537	784,689	982,487
Total indebtedness	491,733	580,691	632,456	637,031	642,272
Total deficit attributable to Delta Tucker Holdings, Inc.	(111,799)	(195,456)	(267,392)	(213,962)	(82,766)
Total deficit	(106,300)	(189,927)	(261,937)	(208,170)	(77,277)
Other financial data:
Purchases of property and equipment and software	9,368	10,146	7,980	4,734	10,343
Backlog (3)	4,052,000	4,169,000	3,716,000	3,042,000	3,331,000

(1)
The Company recorded impairment charges of $1.8 million, $96.7 million and $214.0 million for the years ended December 31, 2016, December 31, 2015 and December 31, 2014, respectively. The impairment charge for the year ended December 31, 2016 related to our investment in affiliates. Of the $96.7 million recorded in calendar year 2015, $86.8 million related to goodwill, $5.2 million related to certain intangibles and indefinite-lived tradename and $4.7 million related to assets held for sale. Of the $214.0 million recorded in calendar year 2014, $164.9 million related to goodwill, $33.4 million related to customer-related intangible assets, $14.5 million related to indefinite-lived tradename, $1.0 million related to helicopters and $0.2 million related to software.

(2)
The Company adopted ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash during calendar year 2017 and recast its consolidated statements of cash flows for the years ended December 31, 2016, December 31, 2015 and December 31, 2014 due to the application of the retrospective transition method to each prior period presented.

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
As of December 31, 2018, we employed or managed approximately 13,200 personnel, including approximately 5,700 personnel from our affiliates. We operate in approximately 30 countries through approximately 46 active contracts and 60 active task orders.
Current Operating Environment and Outlook
External Factors
Our business is primarily derived from U.S. government contracts to support U.S. foreign policy and national security objectives around the globe. Federal spending for these activities combined with capabilities with policy priorities, guide our ability to grow the business. The industry welcomed the passage of the Bipartisan Budget Act of 2018, which added $165 billion in defense spending for fiscal years 2018 and 2019. The stability and predictability provided by this budget deal created a positive business environment and spurred growth in the defense services sector.
For fiscal year 2019, the Department of Defense ("DoD") was appropriated $675 billion which is a $20 billion increase over fiscal year 2018. Funding continues to be directed toward programs and activities that restore readiness and ensure the future readiness of the force, to include increased purchasing of parts, training, flight hours and other readiness enablers. Looking to fiscal year 2020, the President has indicated that the national defense request will be approximately $750 billion. If so, this request which includes DoD, as well as funding for the Department of Energy, Department of Justice and other agencies, would be the third consecutive year of compounding increases in national defense spending.
Growth in the defense budget combined with the prioritization of readiness and ongoing operations aligns with our core offerings and favors continued growth. Still, U.S. policy and budget decisions do not exist in a vacuum, and global events shape adjustments to policies, as well as the funding levels and mechanisms to support these shifts. External factors influencing the industry continue to include:

•	Increased competition and opportunity caused by IDIQs and other bidding trends;

•	Readiness-driven requirements to maintain and sustain equipment;

•	Budget Control Act ("BCA") mandated caps on defense spending;

•	Disruptions to funding caused by a government shutdown or a continuing resolution;

•	Troop levels, mission requirements and tempo of operations in Afghanistan;

•	Geopolitical environment in Iraq, Syria and the wider Middle East;

•	North Korea’s nuclear program and challenging behavior; and

•	Russian aggression in Europe and the Middle East.
Legislatively, we believe the recent appropriations agreement to fund all government agencies for the remainder of fiscal year 2019 was a welcomed sign of bipartisanship. Congressional leaders have stated there is bipartisan political support to reach a new budget deal that will increase the BCA mandated caps on defense and non-defense discretionary spending for fiscal years 2020 and 2021. However, timelines on when a new budget deal may be executed remain unclear and there can be no guarantees that any such deal will be achieved. If Congress is unable to reach an agreement, any funds appropriated above the existing BCA mandated caps will be subject to sequestration.
Internationally, ongoing negotiations to bring a peaceful resolution to the conflict in Afghanistan will impact the U.S roles and missions, as well as the related force structure. To reach an agreement, the U.S. and Afghanistan governments are likely to require a NATO in-country footprint to assist with vital and necessary tasks, such as training and equipping the Afghanistan National Defense and Security Forces and maintaining counter-terrorism capabilities, which entails proportionate contractor support. In addition to Afghanistan, the wider geopolitical environment, even with the territorial loss of ISIS and increased dialogue on the Korean peninsula, is defined by an array of global threats and concerns that argue for continued robust Overseas Contingency Operations ("OCO") funding in support of U.S. national security and foreign policy objectives.
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
Notable events for the year ended December 31, 2018 and to date

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

•	On October 19, 2018, we made a voluntary principal prepayment of $50.0 million on the Term Loan.

•
In November 2018, DynAviation announced a six-month contract extension on the Theater Aviation Sustainment Manager - OCONUS ("TASM-O") contract through June 30, 2019. The contract extension has a total potential value of $41.6 million.

•
In December 2018, DynAviation announced the award of the Progressive Structural Inspection (“PSI”) and Depot Level Maintenance (“DLM”) contract for C-130H and C-130J aircraft. The contract has a one-year base period and four one-year option periods and a total potential contract value of $51.4 million.

•
In December 2018, DynAviation announced the award of the 811th Rotary Wing Service contract at Joint Base Andrews in Maryland to support management, personnel, equipment and services to perform rotary wing flight line maintenance. The contract has a one-year base period and four one-year option periods and a total potential contract value of $75.0 million.

•
In December 2018, DynAviation announced a seven-month contract extension on the Regional Aviation Sustainment Manager ("RASM") contract through July 2019. The contract extension has a total potential value of $22.2 million.

•
In December 2018, DynAviation announced a four-month contract extension on the Andrews Air Force Base ("Andrews AFB") contract at Joint Base Andrews in Maryland through April 30, 2019. The contract extension has a total potential value of $9.7 million.

•
In January 2019, DynAviation was one of multiple awardees on the Contracted Maintenance, Modification, Aircrew, and Related Services ("CMMARS") multiple award IDIQ contract from the U.S. Navy to provide logistical support for Navy and Air Force rotary-wing and fixed-wing aircraft, unmanned aerial vehicles, subsystems and related weapon systems. The suite of multiple-award IDIQ contracts has a total potential contract value of $12.6 billion.

•
In March 2019, DynAviation announced a contract modification on the Theater Aviation Sustainment Manager - OCONUS ("TASM-O") contract through June 30, 2019. The contract modification has a total potential value of $19.5 million.

•	On March 19, 2019, we made an additional principal payment of $17.8 million under the Excess Cash Flow requirement on the Term Loan.

Results of Operations
The results of operations presented are for the years ended December 31, 2018, December 31, 2017, and December 31, 2016.

Delta Tucker Holdings, Inc. Results of Operations for the years ended December 31, 2018, December 31, 2017, and December 31, 2016
The following table sets forth our consolidated statements of operations, both in dollars and as a percentage of revenue, for the years ended December 31, 2018, December 31, 2017, and December 31, 2016:

	For the years ended
	December 31, 2018		December 31, 2017		December 31, 2016
(Amounts in thousands)
Revenue	$2,148,275	100.0%	$2,004,436	100.0%	$1,836,154	100.0%
Cost of services	(1,860,794)	(86.6)%	(1,761,534)	(87.9)%	(1,636,331)	(89.1)%
Selling, general and administrative expenses	(97,689)	(4.6)%	(107,832)	(5.3)%	(139,531)	(7.6)%
Depreciation and amortization expense	(24,058)	(1.1)%	(32,242)	(1.6)%	(34,889)	(1.9)%
Earnings from equity method investees	178	—%	667	—%	1,066	0.1%
Impairment of goodwill, intangibles and long lived assets	—	—%	—	—%	(1,782)	(0.1)%
Operating income	165,912	7.7%	103,495	5.2%	24,687	1.4%
Interest expense	(63,958)	(2.9)%	(70,717)	(3.5)%	(72,361)	(3.9)%
Loss on early extinguishment of debt	(4,010)	(0.2)%	(24)	—%	(328)	—%
Interest income	2,654	0.1%	353	—%	212	—%
Other income, net	2,681	0.1%	416	—%	4,935	0.3%
Income (loss) before income taxes	103,279	4.8%	33,523	1.7%	(42,855)	(2.2)%
Provision for income taxes	(17,668)	(0.8)%	(1,722)	(0.1)%	(10,138)	(0.6)%
Net income (loss)	85,611	4.0%	31,801	1.6%	(52,993)	(2.8)%
Noncontrolling interests	(1,114)	(0.1)%	(1,201)	(0.1)%	(1,071)	(0.1)%
Net income (loss) attributable to Delta Tucker Holdings, Inc.	$84,497	3.9%	$30,600	1.5%	$(54,064)	(2.9)%
Results of Operations 2018 vs 2017
Revenue — Revenue for the year ended December 31, 2018 was $2,148.3 million, an increase of $143.8 million or 7.2%, compared to the year ended December 31, 2017. The increase was primarily due to increased scope on the LOGCAP IV program and the performance of the G4 Worldwide Logistics Support, Contractor Logistics Support: C-12, C-26, UC-35 and T-6 Transport ("CLS Transport") and Naval Test Wing Pacific O-Level Maintenance ("Naval Test Wing Pacific") contracts. The increase in revenue was partially offset by lower volume on and the completion of the Bureau for International Narcotics and Law Enforcement Affairs, Office of Aviation ("INL Air Wing") extension, the completion of the T-6 COMBS and T-6 COMBS Bridge contracts, and the completion of certain other contracts. See further discussion of our revenue results in the "Results by Segment" section below.
Cost of services — Cost of services are comprised of direct labor, direct material, overhead, subcontractors, travel, supplies and other miscellaneous costs. Cost of services for the year ended December 31, 2018 was $1,860.8 million, an increase of $99.3 million, or 5.6%, compared to the year ended December 31, 2017. The increase in Cost of services was primarily driven by the increase in revenue, as discussed above. As a percentage of revenue, Cost of services improved to 86.6% for the year ended December 31, 2018 compared to 87.9% for the year ended December 31, 2017 primarily due a reduction to our inventory reserve resulting from the sale of inventory from our T-6 COMBS contract. See further discussion of the impact of program margins in the "Results by Segment" section below.
Selling, general and administrative expenses — SG&A primarily relates to functions such as management, legal, financial accounting, contracts and administration, human resources, management information systems, purchasing and business development. SG&A decreased by $10.1 million, or 9.4%, to $97.7 million during the year ended December 31, 2018 primarily due to a reduction in consulting costs and our cost reduction initiatives. SG&A as a percentage of revenue decreased to 4.6% for the year ended December 31, 2018 compared to 5.3% for the year ended December 31, 2017 as a result of the decrease in SG&A and increase in revenue discussed above.
Depreciation and amortization — Depreciation and amortization during the year ended December 31, 2018 was $24.1 million, a decrease of $8.2 million, or 25.4%, compared to the year ended December 31, 2017. The decrease was primarily due to the full amortization of our DoS customer-related intangible assets during calendar year 2017.
Earnings from equity method investees — Earnings from equity method investees include our proportionate share of the income of our equity method investees deemed to be operationally integral to our business, such as Partnership for Temporary Housing LLC ("PaTH") and Global Linguist Solutions ("GLS"). Earnings from operationally integral unconsolidated affiliates for the year ended December 31, 2018 was $0.2 million, a decrease of $0.5 million compared to the year ended December 31, 2017, primarily as a result of activity in our PaTH joint venture.
Interest expense — Interest expense for the year ended December 31, 2018 was $64.0 million, a decrease of $6.8 million, or 9.6%, compared to the year ended December 31, 2017. The decrease was primarily due to the reduction in debt due to the $54.9 million Excess Cash Flow principal payment and the $50.0 million voluntary principal payment made on the Term Loan, the redemption of the $39.3 million principal balance of the 10.375% Senior Notes due 2017 (the "Senior Unsecured Notes") in 2017 and a reduction in issued letters of credit partially offset by the PIK interest on our Second Lien Notes.
Loss on early extinguishment of debt — Loss on early extinguishment of debt was $4.0 million during the year ended December 31, 2018 due to the $54.9 million Excess Cash Flow principal payment made on March 21, 2018 and the $50.0 million voluntary principal payment made on October 19, 2018 on the Term Loan. Loss on early extinguishment of debt was an immaterial amount during the year ended December 31, 2017 due to the $25.1 million Excess Cash Flow principal payment made on the Term Loan on April 4, 2017. Deferred financing costs associated with the additional prepayments were expensed and recorded to Loss on early extinguishment of debt.
Interest income — Interest income for the year ended December 31, 2018 was $2.7 million, an increase of $2.3 million compared to the year ended December 31, 2017. The increase is primarily due to more favorable interest rates combined with our higher cash position during the year ended December 31, 2018.
Other income, net — Other income, net was $2.7 million for the year ended December 31, 2018, an increase of $2.3 million compared to the year ended December 31, 2017. Other income, net consists primarily of sublease income and asset sales.
Provision for income taxes — Our effective tax rate consists of federal and state statutory rates, certain permanent differences and discrete items. For the years ended December 31, 2018 and December 31, 2017, we reported a tax provision of $17.7 million and $1.7 million, respectively. The effective tax rate for the year ended December 31, 2018 was 17.1%, as compared to 5.1% for the year ended December 31, 2017. The effective tax rate for the year ended December 31, 2018 was driven primarily by the federal and state tax rates applied to taxable income offset by a reduction to deferred tax assets that are subject to the valuation allowance. The effective tax rate for the year ended December 31, 2017 was driven primarily by the tax reform legislation known colloquially as the Tax Cuts and Jobs Act (the “Tax Act”) and its impact on the carrying value of the valuation allowance the Company had previously recorded against its deferred tax assets. The most significant impacts of the Tax Act are a reduction to the federal corporate income tax rate from 35% to 21%, a reduction of our deductible interest expense, the prevention of revenue deferral on unbilled receivables as well as the requirement to recognize previously deferred revenue over a four-year period under Internal Revenue Code Section 481 and to value our deferred tax assets and liabilities applying the Tax Act rates for the period in which such deferred taxes assets and liabilities are expected to reverse. See Note 5 to the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion of income taxes.
Results of Operations 2017 vs 2016
Revenue — Revenue for the year ended December 31, 2017 was $2,004.4 million, an increase of $168.3 million or 9.2%, compared to the year ended December 31, 2016. The increase was primarily due to increased scope on the LOGCAP IV and ALiSS programs, the G4 Worldwide Logistics Support and CLS Transport contracts, and the performance of the TASM-O and the T-6 COMBS and T-6 COMBS Bridge contracts. The increase in revenue was partially offset by decreased volume on the INL Air Wing program and the completion of the Sheppard Air Force Base ("Sheppard AFB") and Flexible Acquisition and Sustainment Tool ("F2AST") contracts. See further discussion of our revenue results in the "Results by Segment" section below.
Cost of services — Cost of services are comprised of direct labor, direct material, overhead, subcontractors, travel, supplies and other miscellaneous costs. Cost of services for the year ended December 31, 2017 was $1,761.5 million, an increase of $125.2 million, or 7.7%, compared to the year ended December 31, 2016. The increase in Cost of services was primarily driven by the increase in revenue, as discussed above. As a percentage of revenue, Cost of services improved to 87.9% for the year ended December 31, 2017 compared to 89.1% for the year ended December 31, 2016 primarily due to the transition of the T-6 COMBS contract to the T-6 COMBS Bridge contract with more favorable terms, the completion of the Sheppard Air Force Base and F2AST contracts and also an $8.2 million charge for the termination of a subcontractor agreement. See further discussion of the impact of program margins in the "Results by Segment" section below.
Selling, general and administrative expenses — SG&A primarily relates to functions such as management, legal, financial accounting, contracts and administration, human resources, management information systems, purchasing, and business development. SG&A decreased by $31.7 million, or 22.7%, to $107.8 million during the year ended December 31, 2017 primarily due to a reduction in our allowance for doubtful accounts and our legal and consulting costs, which were impacted by the refinancing transactions completed in June 2016 (the "Refinancing Transactions"), combined with our cost reduction initiatives. SG&A as a percentage of revenue decreased to 5.3% for the year ended December 31, 2017 compared to 7.6% for the year ended December 31, 2016 as a result of the decrease in SG&A and increase in revenue as discussed above.
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
Interest income — Interest income for the year ended December 31, 2017 was $0.4 million, an increase of $0.1 million, which remained consistent compared to the year ended December 31, 2016.
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
Provision for income taxes — Our effective tax rate consists of federal and state statutory rates, certain permanent differences and discrete items. For the years ended December 31, 2017 and December 31, 2016, we reported a tax provision of $1.7 million and $10.1 million, respectively. The effective tax rate for the year ended December 31, 2017 was 5.1%, as compared to (23.7)% for the year ended December 31, 2016. The effective tax rate for the year ended December 31, 2017 was driven primarily by the Tax Act and its impact on the carrying value of the valuation allowance the Company had previously recorded against its deferred tax assets. The effective tax rate for the year ended December 31, 2016 was driven primarily by an increase to the forecasted full year loss before income taxes and cancellation of debt income associated with the Refinancing Transactions which also had an impact on the valuation allowance.

Results by Segment
The following tables set forth the revenue, both in dollars and as a percentage of our consolidated revenue, operating income (loss) and operating margin for our operating segments for the years ended December 31, 2018, December 31, 2017, and December 31, 2016. See Note 12 to the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion.

	For the years ended
	December 31, 2018		December 31, 2017		December 31, 2016

(Amounts in thousands)	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue
DynAviation	$1,114,392	51.9%	$1,208,798	60.3%	$1,202,482	65.5%
DynLogistics	1,033,975	48.1%	796,151	39.7%	633,646	34.5%
Headquarters / Other (1)	(92)	—%	(513)	—%	26	—%
Consolidated revenue	$2,148,275	100.0%	$2,004,436	100.0%	$1,836,154	100.0%

	Operating Income (Loss)	Profit Margin (3)	Operating Income (Loss)	Profit Margin (3)	Operating Income (Loss)	Profit Margin (3)
DynAviation	$95,295	8.6%	$90,626	7.5%	$30,121	2.5%
DynLogistics	113,806	11.0%	67,441	8.5%	70,402	11.1%
Headquarters / Other (2)	(43,189)		(54,572)		(75,836)
Consolidated operating income	$165,912		$103,495		$24,687

(1)	Represents revenue earned on shared service arrangements for general and administrative services provided to unconsolidated joint ventures and elimination of intercompany items between segments.

(2)
Headquarters operating loss primarily relates to amortization of intangible assets and other costs that are not allocated to segments and are not billable to our U.S. government customers, Global Advisory Group costs during the years ended December 31, 2017 and December 31, 2016 and costs associated with the Refinancing Transactions, partially offset by equity method investee income.

(3)	Represents segment operating income as a percentage of segment revenue and does not consider Headquarters operating loss.
Results by Segment 2018 vs 2017
DynAviation
Revenue of $1,114.4 million decreased $94.4 million, or 7.8%, for the year ended December 31, 2018 compared to the year ended December 31, 2017. The change was primarily due to lower volume on, and the completion of, the INL Air Wing extension, the completion of the T-6 COMBS and T-6 COMBS Bridge contract and the completion of certain other contracts. The decrease in revenue was partially offset by the CLS Transport and Naval Test Wing Pacific contracts.
Operating income increased to $95.3 million for the year ended December 31, 2018 as compared to $90.6 million for the year ended December 31, 2017. The increase was primarily due to more favorable terms on the T-6 COMBS Bridge contract, productivity on our Andrews Air Force Base ("Andrews AFB") contract and the resolution of a subcontractor matter. The increase was partially offset by decreased content on and the completion of the INL Air Wing extension and the completion of certain other contracts.
DynLogistics
Revenue of $1,034.0 million increased $237.8 million, or 29.9%, for the year ended December 31, 2018 compared to the year ended December 31, 2017 primarily due to increased scope on the LOGCAP IV, Afghanistan Life Support Services ("ALiSS") and the G4 Worldwide Logistics Support contracts.
Operating income increased to $113.8 million for the year ended December 31, 2018 as compared to $67.4 million for the year ended December 31, 2017. The increase was primarily due to higher volume as described above, the completion of certain contracts, and productivity and margin expansion across several contracts.
Results by Segment 2017 vs 2016
DynAviation
Revenue of $1,208.8 million increased $6.3 million, or 0.5%, for the year ended December 31, 2017 compared to the year ended December 31, 2016. The change was primarily as a result of increased content from the TASM-O, T-6 COMBS, and NAWDC contracts and new business from the CLS Transport contract. The increase in revenue was partially offset by lower volume on the INL Air Wing program and the completion of the Sheppard Air Force Base ("Sheppard AFB") contract.

Operating income increased to $90.6 million for the year ended December 31, 2017 compared to $30.1 million for the year ended December 31, 2016. The increase in operating income was primarily due to the transition of the T-6 COMBS contract to the T-6 COMBS Bridge contract with more favorable terms, a reduction to our allowance for doubtful accounts, and the performance on the NAWDC and TASM-O contracts and our Middle East contracts. These increases were partially offset by decreased content on the INL Air Wing program. Operating income for the year ended December 31, 2016 was primarily due to the strong performance of the INL Air Wing and the RASM-W contracts, as well as the MD530 subcontract, and a multi-party settlement agreement that resolved underwriters litigation in which we recouped $5.0 million of legal expenses.
DynLogistics
Revenue of $796.2 million increased $162.5 million, or 25.6%, for the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily due to the increased scope of the LOGCAP IV program, the ALiSS contract and the G4 Worldwide Logistics Support contract.
Operating income decreased to $67.4 million for the year ended December 31, 2017 compared to $70.4 million for the year ended December 31, 2016. The decrease in operating income was primarily due to an $8.2 million charge for the termination of a subcontractor agreement partially offset by the G4 Worldwide Logistics Support contract and new task orders under the ALiSS contract.

LIQUIDITY AND CAPITAL RESOURCES
Cash generated by operations and borrowings available under our New Senior Credit Facility are our primary sources of short-term liquidity. See Note 8 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion of our New Senior Credit Facility.
As of December 31, 2018, we had $203.8 million of cash and cash equivalents. On October 19, 2018, we made a voluntary principal payment of $50.0 million on the Term Loan. Excluding this voluntary principal payment, we have no debt retirements scheduled in the upcoming twelve-month period other than the Excess Cash Flow principal payment of $17.8 million, which we are required to make within five business days of our Form 10-K filing date (see discussion of Excess Cash Flow annual requirement below). We believe our current cash flow from operations and ability to refinance any indebtedness with upcoming maturities will be sufficient to cover our operating and capital needs for the next twelve months. However, our cash flow from operations is heavily dependent upon billing and collection of our accounts receivable and access to our class B revolving facility (the "Revolver"), which is dependent upon our meeting financial and non-financial covenants. The Revolver matures on July 7, 2019, so our cash flows from operations is also dependent on our ability to refinance or obtain a new revolving facility and our future financial strength. The Company is in the process of evaluating its refinancing and new credit facility opportunities.
Significant changes, such as future government shutdowns, further cuts mandated by sequestration or any other limitations in collections, significant future losses on any of our contracts or the inability to refinance or obtain a new revolving facility, could materially impact liquidity and our ability to fund our working capital needs. Failure to meet covenant obligations prior to its scheduled maturity could result in an earlier elimination of access to our New Senior Credit Facility or other remedies by our Agent, such as the acceleration of our debt, which would materially affect our future expansion strategies and our ability to meet our operational obligations. See further discussion of our covenants in the Financing section below.
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
The credit agreement governing the New Senior Credit Facility contains an annual requirement to submit a portion of our Excess Cash Flow as additional principal payments. Based on our annual financial results for the year ended December 31, 2018, after taking account of the voluntary principal payment of $50.0 million on October 19, 2018, we are required to make an additional principal payment of $17.8 million under the Excess Cash Flow requirement by March 26, 2019, which we paid on March 19, 2019.
Management believes Days Sales Outstanding ("DSO") is an appropriate way to measure our billing and collections effectiveness. DSO measures the efficiency in collecting our receivables as of the period end date and is calculated based on average daily revenue for the most recent quarter and accounts receivable and contract assets, net of contract liabilities and customer liabilities, as of the balance sheet date. As of December 31, 2018 and December 31, 2017, DSO was 49 days compared to 54 days, as we continued to focus on managing our customer payment cycles and due to the impact of an advanced payment from a customer during the year ended December 31, 2018. We expect cash to continue to be impacted by operational working capital needs, potential acquisitions and interest and principal payments on our indebtedness.

Cash Flow Analysis

	For the years ended
(Amounts in thousands)	December 31, 2018	December 31, 2017	December 31, 2016
Net cash provided by operating activities	$146,556	$73,199	$41,153
Net cash used in investing activities	(5,507)	(6,842)	(9,997)
Net cash used in financing activities	(105,502)	(23,989)	(14,777)

Cash Flows - December 31, 2018 vs December 31, 2017
Operating Activities
Cash provided by operating activities during the year ended December 31, 2018 was $146.6 million as compared to $73.2 million during the year ended December 31, 2017. Cash provided by operating activities for the year ended December 31, 2018 was primarily due to our net income, the resolution of a subcontractor matter, settlement of liabilities associated with a contract closeout, completion of certain contracts, and changes in working capital, driven primarily by a reduction in accounts receivable resulting from our continued efficiency in collecting our receivables and the receipt of a customer advance in the second quarter of calendar year 2018. Cash provided by operating activities for the year ended December 31, 2017 was primarily impacted by the completion of the Sheppard AFB contract, the transition of the T-6 COMBS contract to the new T-6 COMBS Bridge contract with more favorable terms and new DynLogistics contract wins. Cash provided by operating activities for the year ended December 31, 2017 was also impacted by changes in working capital, driven by an increase in accounts receivable, accounts payable and accrued payroll and employee costs.
Investing Activities
Cash used in investing activities during the year ended December 31, 2018 was $5.5 million as compared to $6.8 million during the year ended December 31, 2017. Cash used in investing activities during the year ended December 31, 2018 was primarily due to purchases of capital assets and contributions to GLS, partially offset by returns of capital from Babcock DynCorp Limited ("Babcock") and GLS. Cash used in investing activities during the year ended December 31, 2017 was primarily due to purchases of capital assets and contributions to GLS, partially offset by returns of capital from Babcock and GLS.
Financing Activities
Cash used in financing activities during the year ended December 31, 2018 was $105.5 million compared to $24.0 million during the year ended December 31, 2017. Cash used in financing activities during the year ended December 31, 2018 was primarily the result of our excess cash flow payment and voluntary principal payment on the Term Loan. Cash used in financing activities during the year ended December 31, 2017 was primarily the result of our excess cash flow payment and redemption of the Senior Unsecured Notes, partially offset by capital contributions from Cerberus.
Cash Flows - December 31, 2017 vs December 31, 2016
Operating Activities
Cash provided by operating activities during the year ended December 31, 2017 was $73.2 million as compared to $41.2 million during the year ended December 31, 2016. Cash provided by operating activities for the year ended December 31, 2017 was primarily impacted by the completion of the Sheppard AFB contract, the transition of the T-6 COMBS contract to the T-6 COMBS Bridge contract with more favorable terms and new DynLogistics contract wins. Cash provided by operating activities for the year ended December 31, 2017 was also impacted by changes in working capital, driven by an increase in accounts receivable, accounts payable and accrued payroll and employee costs. Cash provided by operating activities for the year ended December 31, 2016 was primarily due to our net loss and changes in working capital, driven by a reduction in accounts receivable attributable to our DSO of 56 days partially offset by a reduction in accounts payable and accrued expense.
 Investing Activities
Cash used in investing activities during the year ended December 31, 2017 was $6.8 million as compared to $10.0 million during the year ended December 31, 2016. Cash used in investing activities during the year ended December 31, 2017 was primarily due to purchases of capital assets and contributions to GLS, partially offset by returns of capital from Babcock and GLS. Cash used in investing activities during the year ended December 31, 2016 was primarily due to the purchases of capital assets and contributions to GLS.
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

Financing
Debt consisted of the following:

	As of December 31, 2018
(Amounts in thousands)	Carrying Amount	Original Issue Discount on Term Loan	Deferred Financing Costs, Net	Carrying Amount less Original Issue Discount on Term Loan and Deferred Financing Costs, Net
11.875% senior secured second lien notes	$384,713	$—	$(774)	$383,939
Term loan	77,343	(2,704)	(886)	73,753
Cerberus 3L notes	34,104	—	(63)	34,041
Total indebtedness	496,160	(2,704)	(1,723)	491,733
Less current portion of long-term debt, net (1)	(17,797)	622	102	(17,073)
Total long-term debt, net	$478,363	$(2,082)	$(1,621)	$474,660

(1)	The carrying amount of the current portion of long-term debt as of December 31, 2018 includes our Excess Cash Flow Payment of $17.8 million, which was paid on March 19, 2019.

	As of December 31, 2017
(Amounts in thousands)	Carrying Amount	Original Issue Discount on Term Loan	Deferred Financing Costs, Net	Carrying Amount less Original Issue Discount on Term Loan and Deferred Financing Costs, Net
11.875% senior secured second lien notes	$379,006	$—	$(1,177)	$377,829
Term loan	182,286	(8,996)	(2,776)	170,514
Cerberus 3L notes	32,420	—	(72)	32,348
Total indebtedness	593,712	(8,996)	(4,025)	580,691
Less current portion of long-term debt, net	(54,943)	1,110	181	(53,652)
Total long-term debt, net	$538,769	$(7,886)	$(3,844)	$527,039
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
As of December 31, 2018, the New Senior Credit Facility provided for the following:

•	a $77.3 million Term Loan;

•	the $85.8 million Revolver; and

•
up to $15.0 million in incremental revolving facilities provided by and at the discretion of certain non-debt fund affiliates that are controlled by Cerberus (as defined herein), which shall rank pari passu with, and be on the same terms as, the Revolver.

As of December 31, 2018 and December 31, 2017, the available borrowing capacity under the New Senior Credit Facility was approximately $66.5 million and $65.5 million, respectively, and included $19.3 million and $20.3 million, respectively, in issued letters of credit. Amounts borrowed under the Revolver are used to fund operations. As of December 31, 2018 and December 31, 2017 there were no amounts borrowed under the Revolver. The Revolver and the Term Loan mature on July 7, 2019 and July 7, 2020, respectively. See Note 8 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion.
We incur quarterly interest payments on both the Term Loan and the Revolver comprised of (i) interest for Term Loan and Revolver borrowings, (ii) letter of credit commitments and (iii) unused commitment fees. See Note 8 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information related to the New Senior Credit Facility.
The credit agreement governing the New Senior Credit Facility contains an annual requirement to submit a portion of our Excess Cash Flow, as defined in the credit agreement, as additional principal payments. Based on our annual financial results for the year ended December 31, 2018, after taking account of the voluntary principal payment of $50.0 million on October 19, 2018, we are required to make an additional payment of $17.8 million under the Excess Cash Flow requirement by March 26, 2019, which we paid on March 19, 2019.
As of December 31, 2018 and December 31, 2017, the carrying amount of our Second Lien Notes was $384.7 million and $379.0 million, respectively. Interest on the Second Lien Notes accrues at the rate of 11.875% per annum, comprised of 10.375% per annum in cash and 1.500% per annum payable in kind (“PIK,” and such interest “PIK Interest”). The cash portion of the interest on the Second Lien Notes is payable in cash and the PIK Interest on the Second Lien Notes is payable in kind, each semi-annually in arrears on January 1 and July 1, commencing on July 1, 2016. See Note 8 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information related to the Second Lien Notes.
The weighted-average interest rate as of December 31, 2018 and December 31, 2017 for our debt, excluding the Cerberus 3L Notes, was 11.2% and 10.5%, respectively, excluding the impact of deferred financing fees. There were no interest rate hedges in place during the years ended December 31, 2018 and December 31, 2017.
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
Among other things, the New Senior Credit Facility requires us to maintain a maximum total leverage ratio and a minimum interest coverage ratio. The total leverage ratio is the ratio of Consolidated Total Debt, as defined in Amendment No. 5 (which definition excludes debt under the Cerberus 3L Notes), less unrestricted cash and cash equivalents (up to $75.0 million) to Consolidated EBITDA, as defined in Amendment No. 5, for the applicable period. The maximum total leverage ratio was 4.75 to 1.0 for the period ended December 31, 2018. The interest coverage ratio is the ratio of Consolidated EBITDA to Consolidated Interest Expense, as defined in Amendment No. 5 (which provides that interest expense with respect to the Cerberus 3L Notes is excluded). The minimum interest coverage ratio was 1.70 to 1.0 for the period ended December 31, 2018.
The New Senior Credit Facility requires, solely for the benefit of the lenders under the Revolver, for us to maintain minimum liquidity (based on availability of revolving credit commitments plus unrestricted cash and cash equivalents) as of the end of each fiscal quarter after December 31, 2017 of not less than $50.0 million. The credit agreement governing the New Senior Credit Facility also contains customary representations and warranties and events of default.
The Indenture governing the Second Lien Notes contains various covenants that restrict our ability to:

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
The Cerberus 3L Notes include covenants consistent with the covenants set forth in the Second Lien Notes; provided that each “basket” or “cushion” set forth in the covenants is at least 25% less restrictive than the corresponding provision set forth in the Second Lien Notes.
We closely evaluate our expected ability to remain in compliance with our financial maintenance covenants. As of December 31, 2018 and December 31, 2017, we were in compliance with our financial maintenance covenants under the New Senior Credit Facility. We expect, based on current projections and estimates, to be in compliance with our covenants in the New Senior Credit Facility (including our financial maintenance covenants), and the covenants in the Second Lien Notes and the Cerberus 3L Notes, further discussed below, for the next twelve months.

Contractual Commitments
The following table represents our contractual commitments associated with our debt and other obligations as of December 31, 2018:

	Calendar Years (1)
(Amounts in thousands)	2019	2020	2021	2022	2023	Thereafter	Total
11.875% senior secured second lien notes (2)	$—	$398,862	$—	$—	$—	$—	$398,862
Term loan (3)	17,797	59,546	—	—	—	—	77,343
Cerberus 3L notes (4)	—	—	—	—	—	49,663	49,663
Interest on indebtedness (5)	47,411	61,173	—	—	—	—	108,584
Leases (6)	10,338	7,229	4,319	3,426	2,866	2,875	31,053
Liability on uncertain tax positions (7)	—	—	—	—	—	3,489	3,489
Total contractual obligations	$75,546	$526,810	$4,319	$3,426	$2,866	$56,027	$668,994

(1)	As of December 31, 2018, there were no amounts outstanding under the Revolver.

(2)	Amount includes principal balance of $384.7 million as of December 31, 2018 and payable in kind interest to be accumulated as of maturity date.

(3)
Under the New Senior Credit Facility, we are required to make an excess cash flow payment on our Term Loan of $17.8 million on or prior to March 26, 2019, which we paid on March 19, 2019. See Note 8 to the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion of the payments.

(4)	Amount includes principal balance of $34.1 million as of December 31, 2018 and payable in kind interest to be accumulated as of maturity date.

(5)
Based on our current debt structure, interest expense was calculated using interest rates of: (i) 11.875% on the Second Lien Notes comprised of 10.375% per annum in cash and 1.500% per annum payable in kind, (ii) 8.47% for our Term Loan (consisting of a 6.00% applicable rate plus a Eurocurrency Rate of 2.47%), (iii) 5.50% for our letters of credit currently outstanding and (iv) 0.50% for the unused borrowing capacity available under our Revolver.

(6)
Our Fort Worth lease agreements ended December 31, 2018. The Leases row excludes the renewal of our Fort Worth lease agreements which commenced on January 1, 2019. For additional information about our operating leases, see Note 9 to the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

The following table provides a reconciliation of net income (loss) attributable to Delta Tucker Holdings, Inc. and EBITDA and Adjusted EBITDA for the periods included below:

Delta Tucker Holdings, Inc. Credit Agreement Adjusted EBITDA Calculation

	For the years ended
(Amounts in thousands)	December 31, 2018	December 31, 2017	December 31, 2016
Net income (loss) attributable to Delta Tucker Holdings, Inc.	$84,497	$30,600	$(54,064)
Provision for income tax	17,668	1,722	10,138
Interest expense, net of interest income	61,304	70,364	72,149
Depreciation and amortization(1)	27,538	34,191	35,954
EBITDA	191,007	136,877	64,177
Certain income/expense or gain/loss adjustments per our credit agreements (2)	996	6,317	9,561
Employee share based compensation, severance, relocation and retention expense (3)	(26)	2,018	1,756
Cerberus fees (4)	127	1,984	3,053
Global Advisory Group expenses (5)	—	6,943	23,057
Other (6)	(2,027)	(1,647)	(581)
Adjusted EBITDA	$190,077	$152,492	$101,023

(1)
Includes certain depreciation and amortization amounts which are classified as Cost of services in the consolidated statements of operations of Delta Tucker Holdings, Inc. included elsewhere in this Annual Report on Form 10-K.

(2)
Includes the $1.8 million impairment of investment in affiliates and certain costs associated with the Refinancing Transactions in calendar year 2016, as well as certain unusual income and expense items, as defined in the Indenture and New Senior Credit Facility.

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

(6)
Includes changes due to fluctuations in foreign exchange rates, earnings from affiliates not received in cash, the non-cash portion of straight-line rent expense, costs incurred pursuant to ASC 805 - Business Combination and other immaterial items.

Off-Balance Sheet Arrangements
As of December 31, 2018, we did not have any material off-balance sheet arrangements as defined under SEC rules.
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
Revenue Recognition and Cost Estimation on Long-Term Contracts
On January 1, 2018, we updated our critical accounting policies due to the adoption of ASU 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASC 606"), using the modified retrospective method. ASC 606 replaces numerous requirements in U.S. GAAP, including industry-specific requirements, and provides companies with a single revenue recognition model for recognizing revenue from contracts with customers. The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The impacts related to the adoption of ASC 606 on our portfolio of contracts primarily relate to the units of account and the methods used to measure of progress toward satisfaction of a performance obligation. Previously, certain of our contracts that included multiple promises related to the transfer of goods or services to the customer were combined or segmented based on profit center and the requisite revenue was recognized by profit center using the percentage-of-completion method or completed-contract method. We now evaluate all promises in an arrangement to determine if they represent one or more distinct performance obligations.
General - We are predominantly a services provider and only include products or systems when necessary for the execution of the service arrangement. As such, systems, equipment or materials are not generally separable from the services we provide. Revenue is recognized for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance, and collectability is probable. Our contracts are primarily with U.S. government customers and are generally structured under the following contract types: (i) fixed-price; (ii) time-and-materials; and (iii) cost-reimbursement. In a fixed-price contract, the price is generally not subject to adjustment based on costs incurred and may include firm fixed-price, fixed-price with economic adjustment, and fixed-price incentive elements. Time-and-materials contracts provide for acquiring supplies or services on the basis of direct labor hours at fixed hourly/daily rates plus materials at cost. Cost-reimbursement contracts provide for payment for allowable incurred costs, to the extent prescribed in the contract, plus a fixed-fee, award-fee, incentive-fee or a combination thereof.
Our contracts contain promises to provide distinct goods or services to the customer which represent performance obligations and is the unit of account under ASC 606. To determine the proper revenue recognition method, consideration is given as to whether a single contract should be accounted for as more than one performance obligation or whether two or more contracts should be combined and accounted for as one single contract. For most of our contracts, the customer contracts with us to provide a significant service of integrating a complex set of tasks and deliverables into a single service solution. Hence, the entire contract is accounted for as one performance obligation. Less commonly, however, we may promise to provide distinct goods or services within a contract in which case we separate the contract into more than one performance obligation. If a contract has multiple performance obligations, the contract’s transaction price is allocated based on the estimated relative standalone selling prices of the promised goods or services underlying each performance. The primary method used to estimate standalone selling price is the expected cost plus a margin approach. In instances where a performance obligation does not have an observable standalone selling price, we select an estimation method that maximizes the use of observable inputs.
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
We believe long-term contracts, contracts in a loss position, contracts with material award or incentive fees, and contract modifications drive the significant changes in estimates in our contracts. These estimates are reviewed and assessed quarterly and could result in favorable or unfavorable adjustments.
U.S. Federal Government Contracts - For most of our U.S. federal government contracts, we provide a significant service of integrating equipment, materials, and services into a single project which is accounted for as one performance obligation. For contracts with multiple performance obligations, the contract’s transaction price is allocated to each performance obligation using the best estimate of the standalone selling price for each distinct good or service. Where a series of distinct services has been identified, the Company generally allocates variable consideration to distinct time increments of service (e.g. hours, days, etc.). Where the variable consideration is not directly tied to the base pricing structure of the contract (e.g. cost incurrence), the Company allocates variable consideration to a subset of services within a period (e.g. evaluation periods for awards/incentives).
Revenues are recognized over time upon contract specifications. The method utilized to measure performance progress reflects the best depiction of control to the customer. If control is transferred over time, revenue is recognized over time using the cost-to-cost-method to measure performance progress.
Other Contracts - Contracts with non-federal government customers are predominantly service arrangements which may involve various combinations related to the provision of services, delivery of equipment and materials, grant licenses and other rights, or take certain actions. For most of our contracts, we provide a significant service of integrating equipment, materials, or other services into a single project, which is accounted for as one performance obligation. In certain instances, we also provide a stand-ready service in the case where the Company responds to the customer’s needs on the basis of its demand.
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
We estimate a portion of the fair value of our reporting units under the income approach by utilizing a discounted cash flow model based on several factors including balance sheet carrying values, historical results, our most recent forecasts, and other relevant quantitative and qualitative information. We discount the related cash flow forecasts using the weighted-average cost of capital at the date of evaluation. We also use the market approach to estimate the remaining portion of our reporting unit valuation. This technique utilizes comparative market multiples in the valuation estimate. We estimate the fair value of a reporting unit by using a combination of the income approach and the market approach. While the income approach has the advantage of utilizing more company specific information, the market approach has the advantage of capturing market based transaction pricing.
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
Impairment losses for indefinite-lived intangible assets are recognized whenever the estimated fair value is less than the carrying value. Fair values are calculated for trademarks using a "relief from royalty" method, which estimates the fair value of a trademark by determining the present value of estimated royalty payments that are avoided as a result of owning the trademark. This method includes judgmental assumptions about revenue growth, an appropriate royalty rate, and discount rates that have a significant impact on the fair value and are substantially consistent with the assumptions used to determine the fair value of a reporting unit with goodwill discussed above. As of December 31, 2018, the fair value of the reporting unit with a goodwill balance is substantially in excess of its carrying value.
The recoverability of long-lived assets, including property and equipment and finite-lived intangible assets, is reviewed when indicators of potential impairments are present. The recoverable value is based upon an assessment of the estimated future cash flows related to those assets, utilizing assumptions similar to those for goodwill. Additional considerations related to our long-lived assets include expected maintenance and improvements, changes in expected uses and ongoing operating performance and utilization. An impairment loss is recognized if the asset value is not determined to be recoverable. See Note 3 and Note 4 to the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion.
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
As of December 31, 2018, we had 84.4% of our debt at a fixed rate and 15.6% at a variable rate. As of December 31, 2017, we had 69.3% of our debt at a fixed rate and 30.7% at a variable rate. Our Second Lien Notes, which had an aggregate principal amount of $384.7 million and $379.0 million, respectively, outstanding as of December 31, 2018 and December 31, 2017 and Cerberus 3L Notes, which had an aggregate principal amount of $34.1 million and $32.4 million, respectively, outstanding as of December 31, 2018 and December 31, 2017, represent our fixed rate debt.
Our Term Loan and Revolver represent our variable rate debt. As of December 31, 2018 and December 31, 2017, the balance of our Term Loan was $77.3 million and $182.3 million, respectively, and we had no borrowings under the Revolver. The Term Loan bears interest, based on our option, equal to either the Eurocurrency Rate or the Base Rate as described below, in each case, plus an applicable rate of (i) 6.00% in the case of Eurocurrency Rate loans and (ii) 5.00% in the case of Base Rate loans. The Revolver bears interest, based on our option, equal to either a Eurocurrency Rate or a Base Rate as described below plus (i) a range of 4.50% to 5.00% based on the First Lien Secured Leverage Ratio in the case of Base Rate loans and (ii) a range of 5.50% to 6.00% based on the First Lien Secured Leverage Ratio in the case of Eurocurrency Rate loans. The Eurocurrency Rate is the rate per annum equal to the London Interbank Offered Rate ("LIBOR") as published on the applicable Bloomberg screen page (or other commercially available source provisions quotations of LIBOR as designated by the Agent from time to time) two London Banking Days prior to the commencement of such interest period. The variable Eurocurrency Rate has as floor of 1.75%. The variable Base Rate is equal to the higher of (a) the Federal Funds Rate plus one half of one percent and (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America, N.A. as its prime rate; provided that in no event shall the Base Rate be less than 1.00% plus the Eurocurrency Rate applicable to one-month interest periods on the date of determination of the Base Rate. The variable Base Rate has a floor of 2.75%. The Term Loan interest rate of 8.47% at December 31, 2018 was made up of a 6.00% applicable rate plus a Eurocurrency Rate of 2.47% and the Term Loan interest rate of 7.75% at December 31, 2017 was made up of a 6.00% applicable rate plus the Eurocurrency Rate floor of 1.75%. Under the New Senior Credit Facility, based on the principal amount outstanding under the Term Loan as of December 31, 2018 and no outstanding Revolver borrowings, each 25 basis point increase in LIBOR over 1.75% would result in $0.2 million in additional interest expense annually. See Note 8 to the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Foreign Currency Exchange Rate Risk
We are exposed to changes in foreign currency rates. At present, we do not utilize any derivative instruments to manage risk associated with foreign currency exchange rate fluctuations. The functional currency of certain foreign operations is the local currency. Accordingly, these foreign entities translate assets and liabilities from their local currencies to U.S. dollars using year-end exchange rates, while income and expense accounts are translated at the average rates in effect during the year. The resulting translation adjustment is recorded in Accumulated other comprehensive loss. Our foreign currency transactional gains and losses were not material for the years ended December 31, 2018 and December 31, 2017.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholder and the Board of Directors of Delta Tucker Holdings, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Delta Tucker Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), deficit, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle
As discussed in Notes 1 and 2 to the financial statements, the Company has changed its method of accounting for revenue from contracts with customers in 2018 due to the adoption of Financial Accounting Standards Board Accounting Standards Update No. 2014-09, Revenue From Contracts With Customers (Topic 606).

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
March 19, 2019
We have served as the Company's auditor since 2005.

DELTA TUCKER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended
	December 31, 2018	December 31, 2017	December 31, 2016
(Amounts in thousands)
Revenue	$2,148,275	$2,004,436	$1,836,154
Cost of services	(1,860,794)	(1,761,534)	(1,636,331)
Selling, general and administrative expenses	(97,689)	(107,832)	(139,531)
Depreciation and amortization expense	(24,058)	(32,242)	(34,889)
Earnings from equity method investees	178	667	1,066
Impairment of goodwill, intangibles and long lived assets	—	—	(1,782)
Operating income	165,912	103,495	24,687
Interest expense	(63,958)	(70,717)	(72,361)
Loss on early extinguishment of debt	(4,010)	(24)	(328)
Interest income	2,654	353	212
Other income, net	2,681	416	4,935
Income (loss) before income taxes	103,279	33,523	(42,855)
Provision for income taxes	(17,668)	(1,722)	(10,138)
Net income (loss)	85,611	31,801	(52,993)
Noncontrolling interests	(1,114)	(1,201)	(1,071)
Net income (loss) attributable to Delta Tucker Holdings, Inc.	$84,497	$30,600	$(54,064)
See notes to consolidated financial statements

DELTA TUCKER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the years ended
	December 31, 2018	December 31, 2017	December 31, 2016
(Amounts in thousands)
Net income (loss)	$85,611	$31,801	$(52,993)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(71)	273	(233)
Other comprehensive (loss) income, before tax	(71)	273	(233)
Income tax benefit (expense) related to items of other comprehensive (loss) income	16	(167)	83
Other comprehensive (loss) income	(55)	106	(150)
Comprehensive income (loss)	85,556	31,907	(53,143)
Comprehensive income (loss) attributable to noncontrolling interests	(1,114)	(1,201)	(1,071)
Comprehensive income (loss) attributable to Delta Tucker Holdings, Inc.	$84,442	$30,706	$(54,214)
See notes to consolidated financial statements

DELTA TUCKER HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	As of
	December 31, 2018	December 31, 2017
(Amounts in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$203,797	$168,250
Accounts receivable, net of allowances of $2,784 and $10,142, respectively	163,901	352,550
Contract assets	172,137	—
Prepaid expenses and other current assets	44,013	52,542
Total current assets	583,848	573,342
Property and equipment, net	22,058	23,568
Goodwill	42,093	42,093
Tradenames, net	28,536	28,536
Other intangibles, net	32,867	55,302
Long-term deferred taxes	724	369
Other assets, net	8,173	12,507
Total assets	$718,299	$735,717
LIABILITIES
Current liabilities:
Current portion of long-term debt, net	$17,073	$53,652
Accounts payable	107,221	109,396
Accrued payroll and employee costs	95,806	105,391
Contract liabilities	37,816	—
Accrued liabilities	59,650	98,684
Income taxes payable	21,820	18,401
Total current liabilities	339,386	385,524
Long-term debt, net	474,660	527,039
Other long-term liabilities	10,553	13,081
Total liabilities	824,599	925,644
DEFICIT
Common stock, $0.01 par value – 1,000 shares authorized and 100 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively.	—	—
Additional paid-in capital	596,948	596,393
Accumulated deficit	(708,288)	(791,445)
Accumulated other comprehensive loss	(459)	(404)
Total deficit attributable to Delta Tucker Holdings, Inc.	(111,799)	(195,456)
Noncontrolling interests	5,499	5,529
Total deficit	(106,300)	(189,927)
Total liabilities and deficit	$718,299	$735,717
See notes to consolidated financial statements

DELTA TUCKER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended
	December 31, 2018	December 31, 2017	December 31, 2016
(Amounts in thousands)
Cash flows from operating activities
Net income (loss)	$85,611	$31,801	$(52,993)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	27,538	34,191	35,954
Amortization of deferred loan costs and original issue discount	4,584	5,433	5,951
Allowance on accounts receivable and other noncash gains or losses	(31,146)	3,426	1,751
Loss on early extinguishment of debt	4,010	24	328
Impairment of goodwill, intangibles and long-lived assets	—	—	1,782
Earnings from equity method investees	(178)	(667)	(1,088)
Distributions from equity method investees	730	222	1,020
Deferred income taxes	(355)	(15,194)	855
Share based compensation	64	205	86
Other, including paid in kind interest	4,540	7,600	746
Changes in assets and liabilities:
Accounts receivable and contract assets	26,885	(47,596)	85,842
Prepaid expenses and other current assets	8,280	4,143	(6,012)
Accounts payable, accrued liabilities and contract liabilities	11,049	40,604	(34,318)
Income taxes payable	4,944	9,007	1,249
Net cash provided by operating activities	146,556	73,199	41,153
Cash flows from investing activities
Purchase of property and equipment	(8,857)	(8,848)	(5,346)
Proceeds from sale of property and equipment	16	537	832
Purchase of software	(511)	(1,298)	(2,634)
Return of capital from equity method investees	12,511	8,017	2,557
Contributions to equity method investees	(8,666)	(5,250)	(5,406)
Net cash used in investing activities	(5,507)	(6,842)	(9,997)
Cash flows from financing activities
Borrowings on revolving credit facilities	—	—	18,000
Payments on revolving credit facilities	—	—	(18,000)
Payments on senior secured credit facility	(104,943)	(25,114)	(187,272)
Borrowing under new senior credit facility	—	—	192,882
Borrowing under Cerberus 3L Notes	—	—	30,000
Payment to bondholders of senior unsecured notes	—	(39,319)	(45,000)
Payments of deferred financing cost	—	—	(4,998)
Equity contribution from affiliates of Cerberus	400	40,999	550
Payment of dividends to noncontrolling interests	(959)	(555)	(939)
Net cash used in financing activities	(105,502)	(23,989)	(14,777)
Net increase in cash, cash equivalents and restricted cash	35,547	42,368	16,379
Cash, cash equivalents and restricted cash, beginning of period	168,250	125,882	109,503
Cash, cash equivalents and restricted cash, end of period	$203,797	$168,250	$125,882
Income taxes paid, net of receipts	$(14,393)	$(7,918)	$(7,810)
Interest paid	$(51,439)	$(60,379)	$(61,213)
See notes to consolidated financial statements

DELTA TUCKER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF DEFICIT

(Amounts in thousands)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Deficit Attributable to Delta Tucker Holdings, Inc.	Noncontrolling Interests	Total Deficit
Balance at December 31, 2015	—	$—	$554,379	$(767,981)	$(360)	$(213,962)	$5,792	$(208,170)
Share based compensation, net	—	—	86	—	—	86	—	86
Comprehensive loss attributable to Delta Tucker Holdings, Inc.	—	—	—	(54,064)	(150)	(54,214)	1,071	(53,143)
Capital contribution	—	—	550	—	—	550	—	550
DIFZ financing, net of tax	—	—	148	—	—	148	—	148
Dividends declared to noncontrolling interest	—	—	—	—	—	—	(1,408)	(1,408)
Balance at December 31, 2016	—	$—	$555,163	$(822,045)	$(510)	$(267,392)	$5,455	$(261,937)
Share based compensation, net	—	—	205	—	—	205	—	205
Comprehensive income attributable to Delta Tucker Holdings, Inc.	—	—	—	30,600	106	30,706	1,201	31,907
Capital contribution	—	—	40,999	—	—	40,999	—	40,999
DIFZ financing, net of tax	—	—	26	—	—	26	—	26
Dividends declared to noncontrolling interest	—	—	—	—	—	—	(1,127)	(1,127)
Balance at December 31, 2017	—	$—	$596,393	$(791,445)	$(404)	$(195,456)	$5,529	$(189,927)
Adjustment due to adoption of ASC 606	—	$—	—	(1,340)	—	(1,340)	—	(1,340)
Share based compensation, net	—	—	64	—	—	64	—	64
Comprehensive income attributable to Delta Tucker Holdings, Inc.	—	—	—	84,497	(55)	84,442	1,114	85,556
Capital contribution	—	—	400	—	—	400	—	400
DIFZ financing, net of tax	—	—	91	—	—	91	—	91
Dividends declared to noncontrolling interest	—	—	—	—	—	—	(1,144)	(1,144)
Balance at December 31, 2018	—	$—	$596,948	$(708,288)	$(459)	$(111,799)	$5,499	$(106,300)
See notes to consolidated financial statements

DELTA TUCKER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2018, December 31, 2017 and December 31, 2016

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
Fiscal Year
The Company's fiscal year ends on December 31. These financial statements reflect our financial results for the years ended December 31, 2018, December 31, 2017 and December 31, 2016.
Principles of Consolidation
The consolidated financial statements include the accounts of both our domestic and foreign subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The Company has investments in joint ventures that are variable interest entities ("VIEs"). The VIE investments are accounted for in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 810, Consolidation. In cases where the Company has (i) the power to direct the activities of the VIE that most significantly impact its economic performance and (ii) the obligation to absorb losses of the VIE that could potentially be significant or the right to receive benefits from the entity that could potentially be significant to the VIE, the Company consolidates the entity. Alternatively, in cases where all of the aforementioned criteria are not met, the investment is accounted for under the equity method.
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
If the Company considers our involvement less significant, the share of the joint venture’s net earnings is reported in Other income, net in the consolidated statement of operations. As of December 31, 2018, there are no active joint ventures not considered operationally integral to the Company.
Noncontrolling Interests
We record the impact of our partners' interests in less than wholly owned consolidated joint ventures as noncontrolling interests. Currently, DynCorp International FZ-LLC ("DIFZ") is our only consolidated joint venture for which we do not own 100% of the entity. In March 2012, we entered into a non-cash dividend distribution transaction with Cerberus Series Four Holdings, LLC and Cerberus Partners II, L.P., in which we distributed half of our 50% ownership in DIFZ. We now hold 25% ownership interest in DIFZ. We continue to consolidate DIFZ as we still exercise power over activities that significantly impact DIFZ’s economic performance and have the obligation to absorb losses or receive benefits of DIFZ that could potentially be significant to DIFZ. Noncontrolling interests is presented on the face of the consolidated statements of operations as an increase or reduction in arriving at "Net income (loss) attributable to Delta Tucker Holdings, Inc." Noncontrolling interests is located in the deficit section on the consolidated balance sheets. See Note 13 for further information regarding DIFZ.
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
The preparation of the financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management evaluates these estimates and assumptions on an ongoing basis, including but not limited to, those relating to allowances for doubtful accounts, fair value and impairment of intangible assets and goodwill, income taxes, stock based compensation, profitability on contracts, anticipated contract modifications, contingencies and litigation, and the effects of changes, if any, are reflected in the consolidated statements of operations in the period that they are determined. Actual results could differ from those estimates. The majority of our contracts are accounted for under series guidance, as the performance obligation represents a series of distinct goods and services where each day of the promised service is a distinct obligation, and the effects of changes in contract estimates related to certain types of contracts accounted for using an input method measure of progress, such as cost-to-cost, are recognized prospectively. Changes in these estimates can occur over the life of a contract for a variety of reasons, including changes in scope, estimated incentive or award fees, cost estimates, level of effort and/or other assumptions impacting revenue or cost to perform a contract. Changes in contract estimates related to past performance are recognized in the period in which such changes are made for the inception to date effect of the changes.
The gross favorable and unfavorable adjustments to income before income taxes below reflect changes in contract estimates during each reporting period, excluding new or completed contracts where no comparative estimates exist between reporting periods. The following amounts during the years ended December 31, 2018, December 31, 2017 and December 31, 2016 are presented under ASC 605, due to the adoption of ASC 606 on January 1, 2018 using the modified retrospective method.

	For the years ended
	December 31, 2018	December 31, 2017	December 31, 2016
(Amounts in millions)
Gross favorable adjustments	$22.3	$26.9	$27.9
Gross unfavorable adjustments	(6.0)	(3.3)	(31.8)
Net adjustments	$16.3	$23.6	$(3.9)
Cash and Cash Equivalents
For purposes of reporting cash and cash equivalents, we consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.
Contract Assets
Contract assets primarily consist of unbilled receivables which represent rights to consideration for work completed but not billed as of the reporting date. Due to the adoption of ASC 606, amounts previously presented as unbilled receivables in Accounts receivable, net of allowances, for the year ended December 31, 2017 of $191.8 million, have prospectively been presented as Contract assets within our consolidated balance sheets.
Contract Liabilities
Contract liabilities represent advanced payments, billings in excess of costs and earnings, and deferred revenue amounts. These amounts are recognized as revenue once the performance progress has occurred. Contract assets and liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. Advance payments and billings in excess of revenue as current, and deferred revenue as current or noncurrent based on the timing of when revenue is expected to be recognized. Due to the adoption of ASC 606, amounts received from customers in excess of revenue recognized previously presented within customer liabilities in Total accrued liabilities, for the year ended December 31, 2017 of $9.2 million, have prospectively been presented as Contract liabilities within our consolidated balance sheets.

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
Currency Translation
The assets and liabilities of our subsidiaries outside the U.S. that have a currency other than the U.S. dollar are translated into U.S. dollars at the rates of exchange in effect at the balance sheet dates. Results of operations and cash flow items for these subsidiaries are translated at the average exchange rates prevailing during the period. Gains and losses resulting from currency transactions and the re-measurement of the financial statements of U.S. functional currency foreign subsidiaries are recognized currently in Cost of services and Other income, net, respectively and those resulting from translation of financial statements are included in accumulated other comprehensive income (loss). Our foreign currency transactional gains and losses were not material for the calendar years ended December 31, 2018, December 31, 2017 and December 31, 2016.
Operating Segments
In January 2018, the Company amended its organizational structure to improve efficiencies within existing businesses, capitalize on new opportunities, continue international growth and expand commercial business. The Company’s three operating and reporting segments, Aviation Engineering, Logistics, and Sustainment ("AELS"), Aviation Operations and Life Cycle Management ("AOLC") and DynLogistics, were re-aligned into two operating and reporting segments by combining AELS and AOLC into DynAviation with DynLogistics continuing to operate as a separate segment. Our chief operating decision maker, Chief Executive Officer George Krivo, assesses performance and allocates resources based upon the separate financial information around the Company’s operating segments, which is comprised of numerous contracts. Each operating and reportable segment is its own reporting unit.
Recently Adopted Accounting Standards
In May 2014, the FASB issued ASC 606, which replaces numerous requirements in U.S. GAAP, including industry-specific requirements, and provides companies with a single revenue recognition model for recognizing revenue from contracts with customers. We adopted ASC 606, Revenue from Contracts with Customers, as of January 1, 2018 using the modified retrospective approach only on contracts not completed at the date of initial application with the cumulative effect of adoption recorded as an adjustment to the opening balance of equity as of that date without restatement of comparative periods. See Note 2 for the required disclosures related to the impact of adopting this standard and a discussion of the Company's updated policies related to revenue recognition.
Recently Issued Accounting Developments
In February 2016, the FASB issued ASU No. 2016-02, Leases, which was subsequently amended in calendar year 2018 by ASU 2018-10, ASU 2018-11 and ASU 2018-20 (collectively, "ASC 842"). The guidance in ASC 842 supersedes the lease recognition requirements in ASC Topic 840, Leases. ASC 842 requires an entity to recognize right-of-use assets and lease liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. Entities are required to adopt ASC 842 using a modified retrospective approach, subject to certain optional practice expedients, and apply the provisions of ASC 842 to leasing arrangements existing at or entered into after the earliest comparative period presented in the financial statements. ASC 842 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The new standard will be effective for the Company in the first quarter of calendar year 2019.

The Company established a cross-functional team consisting of accounting, procurement, IT and operational professionals and other key stakeholders to implement the new standard. As part of the Company’s assessment and implementation plan, the Company performed a completeness assessment over the lease population, analyzing the adoption and on-going accounting, disclosure and control requirements and assessing opportunities to make certain changes to its business policies, processes, systems and internal controls in order to determine the best implementation strategy. The Company also made an accounting policy election to keep leases with an initial term of 12 months or less (“short-term leases”) off of the balance sheet. The Company will recognize those lease payments in the Consolidated Statements of Operations on a straight-line basis over the lease term.
Based on our assessment, the Company’s material leases, which are classified as operating leases under ASC 840 are expected to be classified as short-term leases under the new standard. The Company's long-term leases (term in excess of 12 months) which primarily includes our building rentals (consisting primarily of our corporate office lease commitments), equipment leases and a limited number of embedded leases within certain of our contracts primarily associated with real estate and equipment will be subject to the new guidance and recognized as right-of-use assets and lease liabilities upon adoption. We estimate adoption of the standard will result in recognition of additional total assets ranging from $24.0 million to $30.0 million and total liabilities ranging from $35.0 million to $41.0 million as of January 1, 2019. The Company does not expect the adoption of the new standard to materially impact its results of operations and cash flows. The Company's existing debt agreements provide that the effect of any change in GAAP occurring after the applicable closing date or its application thereof under the existing debt documents may be eliminated, including any change of this standard. Accordingly, the new standard will have no impact on the Company's compliance under the existing debt agreements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this update replace the existing incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments are effective for annual reporting periods, and interim periods therein, beginning after December 15, 2019 and applied using a prospective transition approach for debt securities for which an other-than-temporary impairment had been recognized before the effective date. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses which clarifies that receivables arising from operating leases are within the scope of ASC 842, Leases and not as financial instruments. This ASU has the same effective date and transition requirements as ASU 2016-13. We are currently evaluating the potential effects of the adoption of ASU 2016-13 and ASU 2018-19 on our consolidated financial statements.
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
In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which removes, modifies, and adds certain disclosure requirements related to fair value measurements in ASC 820. This guidance is effective for public companies in fiscal years beginning after December 15, 2019 with early adoption permitted. We are currently evaluating the potential effects of the adoption of ASU 2018-13 on our consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract to provide guidance on implementation costs incurred in a cloud computing arrangement that is a service contract. The ASU aligns the accounting for such costs with the guidance on capitalizing costs associated with developing or obtaining internal-use software. Specifically, the ASU amends ASC 350 to include in its scope implementation costs of such arrangements that are service contracts and clarifies that a customer should apply ASC 350-40 to determine which implementation costs should be capitalized. This guidance is effective for interim and annual reporting periods beginning after December 15, 2019, and early adoption is permitted. We are currently evaluating the potential effects of the adoption of ASU 2018-15 on our consolidated financial statements.
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
In October 2018, the FASB issued ASU No. 2018-17, Consolidation: Targeted Improvements to Related Party Guidance for Variable Interest Entities, which modifies the guidance related to indirect interests held through related parties under common control for determining whether fees paid to decision makers and service providers are variable interest. ASU 2018-17 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 and early adoption is permitted. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.
In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606, which clarifies that certain transactions between participants in a collaborative arrangement should be accounted for under ASC 606 when the counterparty is a customer. In addition, ASU 2018-18 precludes an entity from presenting consideration from a transaction in a collaborative arrangement as revenue from contracts with customers if the counterparty is not a customer for that transaction. ASU 2018-18 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 and early adoption is permitted. We are currently evaluating the potential effects of the adoption of ASU 2018-18 on our consolidated financial statements.
Other accounting standards updates effective after December 31, 2018 are not expected to have a material effect on our consolidated financial position or annual results of operations and cash flows.

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
Nature of Goods and Services
The Company generally derives revenue from long-term, service-based contracts and programs for commercial, government, and military customers. Our contracts typically fall into the following two categories with the first representing substantially all of our revenue: (i) U.S. federal government contracts and (ii) other contracts.
U.S. Federal Government Contracts - Contracts with the U.S. federal government, primarily with the U.S. Department of Defense (“DoD”) and the U.S. Department of State (“DoS”), contemplate the provision of services related to aviation solutions, construction management, base and logistics operations, intelligence training, and operations and linguistics support. Certain contracts are structured using an IDIQ vehicle and are awarded to multiple contractors. When a customer wishes to order services under an IDIQ contract, the customer issues a task order request for proposal to the contract awardees and task orders are awarded under a best-value approach. However, many IDIQ vehicles permit the customer to direct work to a particular contractor. The task orders awarded may be fixed-priced, time-and-materials, or cost-reimbursement contracts.
The Company generally performs a contract over a base period with multiple option periods. The U.S. government is not obligated to exercise options under a contract after the base period. At the time of completion of the contract term of a U.S. government contract, the contract may be re-competed to the extent the service is still required. Historically, the Company has received additional revenue through increases in program scope beyond that of the original contract and “over and above” requests derived from changes in customer requests. For most of our contracts, we provide a significant service of integrating equipment, materials, and services into a single project which is accounted for as one performance obligation. In certain instances, we also provide a stand-ready service in the case where the Company responds to the customer’s needs on the basis of its demand.
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
Typical payment terms for U.S. federal government contracts are in accordance with agreed-upon contractual terms, either at periodic intervals (e.g., biweekly or monthly) or upon achievement of contractual milestones. In most instances, the customer generally pays the Company for actual costs incurred within a short period of time. In certain cases, the Company receives interim payments as work progresses or receives an advance payment. The Company recognizes a liability for advance payments in excess of revenue recognized, which is included in contract liabilities on the balance sheet. The advance payment typically is not considered a significant financing component because it is used to meet working capital demands that can be higher in the early stages of a contract.
Other Contracts - Contracts with non-federal government customers are predominantly service arrangements, which may involve various combinations related to the provision of services, delivery of equipment and materials, grant licenses and other rights, or take certain actions. For most of our contracts, we provide a significant service of integrating equipment, materials, or other services into a single project which is accounted for as one performance obligation. In certain instances, we also provide a stand-ready service whereby the Company responds to the customer’s needs on the basis of its demand.

In determining transaction price, the Company considers the unfunded portions of a contract and award and incentive fees to be variable consideration, which is estimated using the best estimate of consideration to which the Company expects to be entitled per the terms and conditions of the contract at inception and reassessed quarterly. For contracts with multiple performance obligations, the contract’s transaction price is allocated to each performance obligation using the best estimate of the standalone selling price for each distinct good or service. Where a series of distinct services has been identified, the Company generally allocates variable consideration to distinct time increments of service (e.g. hours, days, etc.). Where the variable consideration is not directly tied to the base pricing structure of the contract (e.g. cost incurrence), the Company allocates variable consideration to a subset of services within a period (e.g. evaluation periods for awards/incentives).
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
As it relates to disclosing the remaining performance obligations, the Company is electing the practical expedient on not disclosing remaining performance obligations as the Company's performance obligations, with one exception, have an original expected duration of one year or less. The contract exception relates to a contract executed during the second quarter of calendar year 2018, which has a 30 month term and a remaining performance obligation of $201.6 million as of December 31, 2018. We expect to recognize approximately 53% and 100% of our December 31, 2018 backlog as revenue over the next 12 and 24 months, respectively. In addition, during the second quarter of calendar year 2018, we received a $45.1 million advance payment on this contract, which is included in Contract liabilities, net of revenue recognized through December 31, 2018.
Typical payment terms for non-federal government contracts are in accordance with agreed-upon contractual terms, either at periodic intervals (e.g., biweekly or monthly) or upon achievement of contractual milestones. In certain cases, the Company receives interim payments as work progresses or receives an advance payment. The Company recognizes a liability for advance payments in excess of revenue recognized which is included in Contract liabilities on the consolidated balance sheet. The advance payment typically is not considered a significant financing component because it is used to meet working capital demands that can be higher in the early stages of a contract.

Disaggregation of Revenue
The following tables represent revenues disaggregated by customer-type and contract-type and include a reconciliation of the disaggregated revenue with reportable segments for the year ended December 31, 2018:

	Under ASC 606
	Year ended December 31, 2018
(Amounts in thousands)	DynAviation	DynLogistics	Headquarters / Other	Total
Customer
DOD	$938,158	$865,243	$—	$1,803,401
DOS	105,860	146,452	—	252,312
Other	70,374	22,280	(92)	92,562
Total revenue	$1,114,392	$1,033,975	$(92)	$2,148,275

Contract Type
Fixed-Price	$476,329	$314,245	$(34)	$790,540
Time-and-Materials	91,071	6,918	(4)	97,985
Cost-Reimbursement	546,992	712,812	(54)	1,259,750
Total revenue	$1,114,392	$1,033,975	$(92)	$2,148,275

Financial Statement Impact of Adopting ASC 606
The Company adopted ASC 606 using the modified retrospective method and we recorded a net increase to opening accumulated deficit of $1.3 million as of January 1, 2018 due to the cumulative impact of adopting ASC 606. Additionally, amounts previously presented as unbilled receivables in Accounts receivable, net of allowances, for the year ended December 31, 2017, have prospectively been presented as Contract assets and amounts received from customers in excess of revenue recognized previously presented within customer liabilities in Total accrued liabilities for the year ended December 31, 2017, have prospectively been presented as Contract liabilities within the Company's consolidated balance sheets. As a result of applying the modified retrospective method to adopt the new revenue guidance, the following adjustments were made to accounts on the consolidated balance sheet as of January 1, 2018:

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

Impact of New Revenue Guidance on Financial Statement Line Items
The following tables compare the reported consolidated statement of operations, comprehensive income and cash flows for the year ended December 31, 2018 and the consolidated balance sheet as of December 31, 2018, to the pro-forma amounts had the previous guidance been in effect.
Consolidated Statements of Operations

	Year ended December 31, 2018
(Amounts in thousands)	As reported	Pro forma as if the previous accounting guidance was in effect
Revenue	$2,148,275	$2,149,663
Cost of services	(1,860,794)	(1,860,789)
Selling, general and administrative expenses	(97,689)	(97,689)
Depreciation and amortization expense	(24,058)	(24,058)
Earnings from equity method investees	178	178
Operating income	165,912	167,305
Interest expense	(63,958)	(63,958)
Loss on early extinguishment of debt	(4,010)	(4,010)
Interest income	2,654	2,654
Other income, net	2,681	2,681
Income before income taxes	103,279	104,672
Provision for income taxes	(17,668)	(17,983)
Net income	85,611	86,689
Noncontrolling interests	(1,114)	(1,114)
Net income attributable to Delta Tucker Holdings, Inc.	$84,497	$85,575
The following summarizes the significant changes on the Company's consolidated statement of operations for the year ended December 31, 2018 as a result of the adoption of ASC 606 on January 1, 2018 compared to if the Company had continued to recognize revenues under ASC 605. The effect of the change was primarily driven by the change in period of performance of our contracts under ASC 605 as compared to ASC 606 and the impact of timing of recognition on variable consideration on certain contracts. The remaining impacts were not material.

Consolidated Statements of Comprehensive Income

	Year ended December 31, 2018
(Amounts in thousands)	As reported	Pro forma as if the previous accounting guidance was in effect
Net income	$85,611	$86,689
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(71)	(71)
Other comprehensive loss, before tax	(71)	(71)
Income tax benefit related to items of other comprehensive loss	16	16
Other comprehensive loss	(55)	(55)
Comprehensive income	85,556	86,634
Comprehensive income attributable to noncontrolling interests	(1,114)	(1,114)
Comprehensive income attributable to Delta Tucker Holdings, Inc.	$84,442	$85,520
The Company's statements of comprehensive income were only impacted by the change in net income due to the adoption of ASC 606.

Consolidated Balance Sheets

	As of December 31, 2018
(Amounts in thousands)	As reported	Pro forma as if the previous accounting guidance was in effect
Current assets:
Cash and cash equivalents	$203,797	$203,797
Accounts receivable, net of allowances of $2,784	163,901	343,810
Contract assets	172,137	—
Prepaid expenses and other current assets	44,013	44,013
Total current assets	583,848	591,620
Property and equipment, net	22,058	22,058
Goodwill	42,093	42,093
Tradenames, net	28,536	28,536
Other intangibles, net	32,867	32,867
Long-term deferred taxes	724	724
Other assets, net	8,173	8,173
Total assets	$718,299	$726,071

Current liabilities:
Current portion of long-term debt, net	$17,073	$17,073
Accounts payable	107,221	107,221
Accrued payroll and employee costs	95,806	95,806
Contract liabilities	37,816	—
Accrued liabilities	59,650	102,505
Income taxes payable	21,820	22,135
Total current liabilities	339,386	344,740
Long-term debt, net	474,660	474,660
Other long-term liabilities	10,553	10,553
Total liabilities	824,599	829,953

Common stock, $0.01 par value – 1,000 shares authorized and 100 shares issued and outstanding at December 31, 2018	—	—
Additional paid-in capital	596,948	596,948
Accumulated deficit	(708,288)	(705,870)
Accumulated other comprehensive loss	(459)	(459)
Total deficit attributable to Delta Tucker Holdings, Inc.	(111,799)	(109,381)
Noncontrolling interests	5,499	5,499
Total deficit	(106,300)	(103,882)
Total liabilities and deficit	$718,299	$726,071

Total reported assets were $7.8 million less than total assets in the pro-forma balance sheet, which assumes the previous guidance remained in effect as of December 31, 2018. This was largely due to the change in period of performance of our contracts under ASC 605 as compared to ASC 606 and the impact of timing of recognition on variable consideration on certain contracts.
Total reported liabilities were $5.4 million less than total liabilities in the pro-forma balance sheet, which assumes the previous guidance remained in effect as of December 31, 2018. This was primarily due to the change in amounts received from customers in excess of revenue recognized. The remaining impacts were not material.

Consolidated Statements of Cash Flows

	Year ended December 31, 2018
(Amounts in thousands)	As reported	Pro forma as if the previous accounting guidance was in effect
Cash flows from operating activities
Net income	$85,611	$86,689
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,538	27,538
Amortization of deferred loan costs and original issue discount	4,584	4,584
Allowance on accounts receivable and other noncash gains or losses	(31,146)	(31,146)
Loss on early extinguishment of debt	4,010	4,010
Earnings from equity method investees	(178)	(178)
Distributions from equity method investees	730	730
Deferred income taxes	(355)	(355)
Share based compensation	64	64
Other, including paid in kind interest	4,540	4,540
Changes in assets and liabilities:
Accounts receivable and contract assets	26,885	20,453
Prepaid expenses and other current assets	8,280	8,280
Accounts payable, accrued liabilities and contract liabilities	11,049	16,088
Income taxes payable	4,944	5,259
Net cash provided by operating activities	146,556	146,556
Cash flows from investing activities
Purchase of property and equipment	(8,857)	(8,857)
Proceeds from sale of property and equipment	16	16
Purchase of software	(511)	(511)
Return of capital from equity method investees	12,511	12,511
Contributions to equity method investees	(8,666)	(8,666)
Net cash used in investing activities	(5,507)	(5,507)
Cash flows from financing activities
Payments on senior secured credit facility	(104,943)	(104,943)
Equity contribution from affiliates of Cerberus	400	400
Payment of dividends to noncontrolling interests	(959)	(959)
Net cash used in financing activities	(105,502)	(105,502)
Net increase in cash, cash equivalents and restricted cash	35,547	35,547
Cash, cash equivalents and restricted cash, beginning of period	168,250	168,250
Cash, cash equivalents and restricted cash, end of period	$203,797	$203,797
The adoption of ASC 606 had no impact on the totals of the Company's cash flows from operating, investing and financing activities.

Note 3 — Composition of Certain Financial Statement Captions
The following tables present financial information of certain consolidated balance sheet captions.
Prepaid expenses and other current assets

	As of
	December 31, 2018	December 31, 2017
(Amounts in thousands)
Prepaid expenses	$40,446	$38,423
Inventories	1,051	8,240
Work-in-process inventory, net	—	520
Joint venture receivables	31	29
Other current assets	2,485	5,330
Total prepaid expenses and other current assets	$44,013	$52,542
Prepaid expenses include prepaid insurance, prepaid vendor deposits, and prepaid rent, none of which individually exceed 5% of current assets.
We value our inventory at the lower of cost or net realizable value. Inventory decreased from $8.2 million as of December 31, 2017 to $1.1 million as of December 31, 2018 primarily due to the sale of inventory originally purchased for our T-6 Contractor Operated and Maintained Base Supply ("T-6 COMBS") contract.
Property and equipment, net

	As of
	December 31, 2018	December 31, 2017
(Amounts in thousands)
Aircraft	$4,126	$3,868
Computers and related equipment	9,952	7,967
Leasehold improvements	16,982	17,614
Office furniture and fixtures	3,375	4,184
Vehicles	14,700	12,659
Gross property and equipment	49,135	46,292
Less accumulated depreciation	(27,077)	(22,724)
Total property and equipment, net	$22,058	$23,568
As of December 31, 2018 and December 31, 2017, Property and equipment, net, also included the accrual for property additions of $0.2 million and $4.4 million, respectively. The reduction in property and equipment addition accruals for the year ended December 31, 2018 was due to vehicle additions on a DynLogistics program in calendar year 2017. Depreciation expense was $6.1 million, $4.6 million and $4.2 million for the years ended December 31, 2018, December 31, 2017 and December 31, 2016, respectively, including certain depreciation amounts classified as Cost of services. See Note 12 for additional discussion.
Other assets, net

	As of
	December 31, 2018	December 31, 2017
(Amounts in thousands)
Investment in affiliates	$1,349	$5,746
Palm promissory notes, long-term portion	1,568	1,876
Other	5,256	4,885
Total other assets, net	$8,173	$12,507
Investment in affiliates decreased from $5.7 million as of December 31, 2017 to $1.3 million as of December 31, 2018 primarily due to returns of capital from Babcock DynCorp Limited ("Babcock") and GLS.

Accrued payroll and employee costs

	As of
	December 31, 2018	December 31, 2017
(Amounts in thousands)
Wages, compensation and other benefits	$79,349	$90,583
Accrued vacation	15,302	13,625
Accrued contributions to employee benefit plans	1,155	1,183
Total accrued payroll and employee costs	$95,806	$105,391
Accrued liabilities

	As of
	December 31, 2018	December 31, 2017
(Amounts in thousands)
Customer liability	$9,435	$23,486
Accrued insurance	11,424	23,793
Accrued interest	23,471	23,194
Contract losses	1,608	2,660
Legal reserves	4,743	9,233
Other	8,969	16,318
Total accrued liabilities	$59,650	$98,684
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
Customer liabilities represent amounts due back to a customer. The reduction in customer liabilities is partially due to the settlement of certain liabilities in advance of the closeout of the Civilian Police ("CivPol") contract during calendar year 2018. The decrease in accrued insurance is primarily due to the timing of payments and the closing of certain insurance policies with our carriers. Contract losses represent our best estimate of forward losses using currently available information and could change in future periods as new facts and circumstances emerge. Changes to the provision for contract losses are presented in Cost of services on our Consolidated Statement of Operations. Legal matters include reserves related to various lawsuits and claims. See Note 9 for further discussion. Other is comprised primarily of accrued rent and workers' compensation related claims and other balances that are not individually material to the consolidated financial statements. The reduction in Other is primarily due to the timing of payments, including business receipt taxes, and the decrease in our accrued rent balance.
Other long-term liabilities
As of December 31, 2018 and December 31, 2017, Other long-term liabilities were $10.6 million and $13.1 million, respectively. Other long-term liabilities are primarily due to our long-term incentive bonus plan and nonqualified unfunded deferred compensation plan of $3.0 million and $3.3 million as of December 31, 2018 and December 31, 2017, respectively, and a long-term leasehold obligation related to our Tysons Corner facility in McLean, Virginia, of $2.4 million and $2.8 million as of December 31, 2018 and December 31, 2017, respectively. Other long-term liabilities also include an uncertain tax benefit of $3.5 million as of both December 31, 2018 and December 31, 2017.

Note 4 — Goodwill, Other Intangible Assets and Long-Lived Assets
During the calendar year ended December 31, 2018, we had two operating and reporting segments, which provide services domestically and in foreign countries primarily under contracts with the U.S. government: DynAviation and DynLogistics. Each operating and reportable segment is its own reporting unit. Of our two reporting units, only the DynLogistics reporting unit had a goodwill balance as of December 31, 2018 which we assess for potential goodwill impairment. The carrying amount of goodwill for DynLogistics was $42.1 million as of both December 31, 2018 and December 31, 2017.
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
During our annual goodwill impairment test as of October 2018, we concluded that there were no triggering events identified in our remaining reporting units and the estimated fair values of each of our remaining reporting units substantially exceeded their respective carrying values. The projections for these reporting units include significant estimates related to new business opportunities which are the basis for the discount rate assumptions currently applied and we have assessed this risk as one of the variables in establishing the discount rate. If we are unsuccessful in obtaining these opportunities in 2019, a triggering event could be identified and an impairment test would be performed to identify any possible goodwill impairment in the period in which the event is identified.
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
Since the Merger, accumulated goodwill impairment was $700.4 million as of both December 31, 2018 and December 31, 2017. Since the Merger, DynAviation and DynLogistics accumulated goodwill impairment was $442.4 million and $197.9 million, respectively, as of both the years ended December 31, 2018 and December 31, 2017. Since the Merger, the former GLS segment accumulated goodwill impairment was $60.1 million, and is no longer considered a segment for the years ended December 31, 2018 and December 31, 2017.
The following tables provide information about changes relating to certain intangible assets:

	As of December 31, 2018
(Amounts in thousands, except years)	Weighted Average Useful Life (Years)	Gross Carrying Value (1)	Accumulated Amortization	Net
Other intangible assets:
Customer-related intangible assets	1.5	$207,760	$(176,362)	$31,398
Other
Finite-lived	2.0	12,691	(11,222)	1,469
Total other intangibles		$220,451	$(187,584)	$32,867

Tradenames:
Indefinite-lived		$28,536	$—	$28,536
Total tradenames		$28,536	$—	$28,536

(1)	Certain fully amortized intangible balances were eliminated during calendar year 2018.

	As of December 31, 2017
(Amounts in thousands, except years)	Weighted Average Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net
Other intangible assets:
Customer-related intangible assets	2.3	$229,860	$(177,738)	$52,122
Other
Finite-lived	2.6	14,821	(11,641)	3,180
Total other intangibles		$244,681	$(189,379)	$55,302

Tradenames:
Indefinite-lived		$28,536	$—	$28,536
Total tradenames		$28,536	$—	$28,536
Amortization expense for customer-related intangibles, other intangibles, and finite-lived tradenames was $21.5 million, $29.6 million and $31.8 million for the years ended December 31, 2018, December 31, 2017 and December 31, 2016, respectively. Other intangibles is primarily representative of our capitalized software which had a net carrying value of $1.5 million and $3.2 million as of December 31, 2018 and December 31, 2017, respectively.
The following table outlines an estimate of future amortization based upon the finite-lived intangible assets owned at December 31, 2018:

(Amounts in thousands)	Amortization Expense (1)
Estimate for calendar year 2019	$21,443
Estimate for calendar year 2020	11,220
Estimate for calendar year 2021	204
Estimate for calendar year 2022	—
Estimate for calendar year 2023	—
Thereafter	—
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
The domestic and foreign components of Income (loss) before income taxes are as follows:

	For the years ended
	December 31, 2018	December 31, 2017	December 31, 2016
(Amounts in thousands)
Domestic	$96,036	$30,810	$(45,100)
Foreign	7,243	2,713	2,245
Income (loss) before income taxes	$103,279	$33,523	$(42,855)
The Provision for income taxes consists of the following:

	For the years ended
	December 31, 2018	December 31, 2017	December 31, 2016
(Amounts in thousands)
Current portion:
Federal	$—	$—	$—
State	(1,498)	(870)	(775)
Foreign	(16,526)	(16,214)	(8,424)
Total current portion of income tax provision	(18,024)	(17,084)	(9,199)

Deferred portion:
Federal	—	15,063	163
State	—	292	37
Foreign	356	7	(1,139)
Total deferred portion of income tax provision	356	15,362	(939)

Provision for income taxes	$(17,668)	$(1,722)	$(10,138)

Temporary differences, which give rise to deferred tax assets and liabilities, were as follows:

	As of
	December 31, 2018	December 31, 2017
(Amounts in thousands)
Deferred tax assets related to:
Workers' compensation accrual	$1,915	$2,276
Accrued vacation	2,405	2,447
Completion bonus allowance	1,760	3,933
Accrued severance	59	109
Accrued executive incentives	5,336	5,475
Legal reserve	1,073	2,075
Allowance for doubtful accounts	1,195	3,223
Accrued health costs	254	2,398
Contract liabilities	10,568	—
Other accrued liabilities and reserves	2,402	9,096
Interest expense limitation	2,952	—
Partnership / joint venture basis differences	2,502	1,994
Foreign tax credit carryforward	44,823	45,426
Net operating loss carryforward	506	6,387
Other carryforwards	2,837	2,156
Uncertain tax positions	810	751
Goodwill and other intangible assets	4,226	14,451
Valuation allowance	(57,999)	(66,618)
Total deferred tax assets	27,624	35,579
Deferred tax liabilities related to:
Prepaid insurance	(3,980)	(4,846)
Unbilled receivables	(22,920)	(30,364)
Total deferred tax liabilities	(26,900)	(35,210)

Total deferred tax assets, net	$724	$369
Non-current deferred tax assets, net, was $0.7 million and $0.4 million as of December 31, 2018 and December 31, 2017, respectively.
Management assesses both the available positive and negative evidence to determine whether it is more likely than not that there will be sufficient sources of future taxable income to recognize deferred tax assets. The Company must also assess whether its valuation allowance analyses are affected by the Tax Act. The following items impacted the valuation allowance due to the enacted Tax Act:

•	A reduction in deductible interest expense for federal income tax purposes which will create an indefinite interest carry forward;

•	The prevention of deferring revenue with respect to contract assets; and

•	The recognition of revenue it had previously deferred as contract assets over a four-year period pursuant to Internal Revenue Code ("IRC") Section 481.
While we anticipate that the Tax Act will result in the Company enhancing its ability to recognize existing deferred tax assets in the future, the Company also anticipates that the Tax Act will create new deferred tax assets that will be subject to future valuation allowance. As such, the Company will remain in a valuation allowance on most domestic deferred tax assets for the period ended December 31, 2018 but will assess the need for valuation allowance each period. Management considers its provisional estimates for the Tax Act recorded in calendar year 2017 to be finalized.
As of December 31, 2018, we had no U.S. federal net operating losses available for use compared to $20.5 million U.S. federal net operating losses available for use as of December 31, 2017. As of December 31, 2018 and December 31, 2017, we had state net operating losses of approximately $31.2 million and $141.0 million, respectively, most of which will begin to expire in 2020 or later. State net operating losses carryforward limits may change as a result of the Tax Act and the Company will stay alert to those changes. We had approximately $44.8 million and $45.4 million as of December 31, 2018 and December 31, 2017, respectively, in foreign tax credit carryforwards ("FTCs") which have begun to expire. Additionally, we made no estimated federal income tax payments nor have we received any federal income tax refunds for the year ended December 31, 2018. All income taxes paid or refunds received during the year ended December 31, 2018 related to state or foreign jurisdictions.
A reconciliation of the statutory federal income tax rate to our effective rate is provided below:

	For the years ended
	December 31, 2018	December 31, 2017	December 31, 2016

Statutory rate	21.0%	35.0%	35.0%
State income tax, less effect of federal deduction	2.5%	1.7%	(1.7)%
Noncontrolling interests	(0.2)%	(1.3)%	0.9%
Nondeductible meals and entertainment	0.4%	2.4%	(2.2)%
Nondeductible expenses	0.3%	2.9%	(2.7)%
Impact of Tax Act	—%	30.7%	—%
Valuation allowance	(6.3)%	(68.1)%	(52.9)%
Other	(0.6)%	1.8%	(0.1)%
Effective tax rate	17.1%	5.1%	(23.7)%
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
We file income tax returns in U.S. federal and state jurisdictions and in various foreign jurisdictions which are subject to examinations by the IRS and other taxing authorities. These audits can result in adjustments of taxes due. Our estimate of the potential outcome of any uncertain tax issue prior to audit is subject to management's assessment of relevant risks, facts, and circumstances existing at that time. An unfavorable result under audit may reduce the amount of state net operating losses we have available for carryforward to offset future taxable income, or may increase the amount of tax due for the period under audit, resulting in an increase to the effective rate in the year of resolution. The statute of limitations is open for U.S. federal income tax returns for our fiscal year 2015 forward. The statute of limitations for state income tax returns is open for our fiscal year 2015 forward, with few exceptions, and the statute of limitations for foreign income tax examinations is open for calendar year 2013 forward, with few exceptions.
Uncertain Tax Positions
We account for uncertain tax positions in accordance with ASC 740, Income Taxes, which prescribes the more likely than not threshold for recognition of a tax position in the financial statements. The amount of unrecognized tax benefits at December 31, 2018 and December 31, 2017 was $4.2 million and $2.8 million, respectively, of which $2.7 million and $2.7 million, respectively, would impact our effective tax rate if recognized. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(Amounts in thousands)	Unrecognized Tax Benefits
Balance at December 31, 2016	$2,634
Additions for tax positions related to prior years	158
Reductions for tax positions of prior years	—
Settlements	—
Remeasurements	—
Net releases	—
Lapse of statute of limitations	—
Balance at December 31, 2017	$2,792
Additions for tax positions related to prior years	1,387
Additions for tax accrual	39
Reductions for tax positions of prior years	—
Settlements	—
Remeasurements	—
Net releases	—
Lapse of statute of limitations	—
Balance at December 31, 2018	$4,218
We recognize interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations. Accrued interest and penalties are included on the related tax liability line in the consolidated balance sheet. For the years ended December 31, 2018 and December 31, 2017, there was no accrued interest related to unrecognized tax benefits in interest expense and no penalties recognized in the provision for income taxes within our consolidated statements of operations. We do not expect the unrecognized tax benefit of $4.9 million, inclusive of penalties, as of December 31, 2018 to be settled within the next 12 months. The Company established a reserve during the year ended December 31, 2018 related to uncertain tax positions the majority of which are offset against FTCs in the deferred tax accounts.
Tax Assessment
During the year ended December 31, 2018, a tax assessment from the Saudi Arabia Tax Authority ("GAZT") was received, seeking approximately $7.7 million in taxes and penalties specific to an existing audit of a branch location for periods between 2002 to 2013. We filed an initial appeal on the assessment with the GAZT and we previously established an accrual for the more likely than not amount of the estimated tax liability. We will continue to monitor and revise the liability accordingly.

Note 6 — Contract Balances
Our contract balances consist of accounts receivable, contract assets and contract liabilities.
We adopted ASC 606, Revenue from Contracts with Customers, as of January 1, 2018 using the modified retrospective approach. Due to the adoption of ASC 606, amounts previously presented as unbilled receivables in Accounts receivable, net of allowances, for the year ended December 31, 2017, have prospectively been presented as Contract assets within the Company's consolidated balance sheets without restatement to prior periods. Contract assets primarily consist of unbilled receivables which represent rights to consideration for work completed but not billed as of the reporting date. The balance of unbilled receivables consists of costs and fees that are: (i) billable immediately; (ii) billable on contract completion; or (iii) billable upon other specified events, such as the resolution of a request for equitable adjustment or formal claim. Contract assets as of December 31, 2018 include $25.9 million related to costs incurred on projects for which we are awaiting final funding, definitization or other contract actions in order for us to bill our customer. As of December 31, 2017, unbilled accounts receivable included $12.0 million related to costs incurred on projects for which we are awaiting final funding, definitization or other contract actions in order for us to bill our customer. As of December 31, 2018 and December 31, 2017, we had one contract claim outstanding totaling $2.8 million and $2.7 million, respectively, net of reserves. We do not believe we have significant exposure to credit risk as our receivables are primarily with the U.S. government.
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
Our contract balances consisted of the following:

(Amounts in thousands)	December 31, 2018	December 31, 2017	$ Change
Accounts receivable, net of allowances	$163,901	$160,770	$3,131
Unbilled accounts receivable	—	191,780	(191,780)
Contract assets	172,137	—	172,137
Contract liabilities	37,816	—	37,816
During the year ended December 31, 2018:

•	we reclassified $191.8 million of Unbilled accounts receivable to Contract assets due to the implementation of ASC 606;

•
we increased Contract assets by $2.1 billion due to the recognition of revenue in calendar year 2018, which included adjustments for changes in estimates arising from a change in the measure of progress, a change in an estimate of the transaction price or contract modifications;

•	we reclassified $2.1 billion of Contract assets to Accounts receivable when the right to consideration became unconditional;

•	we recognized revenue of $8.7 million related to our Contract liabilities as of January 1, 2018.
We do not believe we have significant exposure to credit risk as our receivables are primarily with the U.S. government.
Our allowance for doubtful accounts was $2.8 million as of December 31, 2018 compared to $10.1 million as of December 31, 2017, and is primarily due to the collection of the previously reserved outstanding receivables where we operated under a subcontract for a prime contractor on a U.S. government program that ended December 31, 2014. During the year ended December 31, 2018, we adjusted our allowance for doubtful accounts based on collections against these previously outstanding amounts. See Note 9 for further discussion.

Note 7 — Retirement Plans
401(k) Savings Plans
The DynCorp International Savings Plan (the "Savings Plan") is a participant-directed, defined contribution, 401(k) plan for the benefit of employees, not contractually covered by a collective-bargaining-agreement ("CBA"), meeting certain eligibility requirements. The Savings Plan is intended to qualify under Section 401(a) of the U.S. Internal Revenue Code (the "Code") and is subject to the provisions of the Employee Retirement Income Security Act of 1974. Under the Savings Plan, participants may contribute from 1% to 50% of their earnings. Contributions are made on a pre-tax or Roth basis, limited to annual maximums set by the Code. For the year ended December 31, 2018, the maximum contribution per employee is $18,500 and the catch-up contribution limit for participants age 50 or older is $6,000 per calendar year. Company matching contributions are also made in an amount equal to 100% of the first 2% of employee contributions and 50% of the next 4%, up to $11,000 per calendar year, which are invested in various funds at the discretion of the participant, and vests in three equal installments over three years based on the employee’s annual hire date anniversary.
We incurred Savings Plan expense of approximately $11.3 million, $9.5 million and $8.8 million for the years ended December 31, 2018, December 31, 2017 and December 31, 2016, respectively. A portion of the Savings Plan expense has been presented within Cost of services, with the remainder in Selling, general and administrative expenses in the consolidated statement of operations. All Savings Plan expenses are fully funded.
Nonqualified Unfunded Deferred Compensation Plan
The Company has a non-qualified unfunded and unsecured deferred compensation plan that is offered to certain members of management allowing for the deferral of salary and bonuses without the statutory limitations present in 401(k) savings plan. The elections under the savings plans must be completely separate and independent of each other. Under the deferred compensation plan for the years ended December 31, 2018 and December 31, 2017, the deferral amount limitation is 100% of salary and 100% of bonuses and each participant shall be 100% vested in his or her account, at all times. The participant can elect payout of the funds in a single sum (distributed the first day of the calendar month following the six-month anniversary of the participant’s separation from the Company) or in annual installments over 5 or 10 years (distributed the January following the six-month anniversary of the participant’s separation from the Company). However, only one election can be made with respect to all of the deferrals in the respective account. If, for any reason, the participant fails to make a valid and timely election, the participant’s account shall be distributed as a single sum as of the participant’s benefit commencement date. There were no contributions made to the deferred compensation plan on behalf of the Company for years ended December 31, 2018, December 31, 2017 and December 31, 2016.
Multiemployer Pension Plans
We are subject to several CBAs that require contributions to a multiemployer defined benefit pension plan that covers its union-represented employees. We contribute to this plan based on specified hourly rates for eligible hours. The risks of participating in this multiemployer plan are different from single-employer plans in the following aspects:

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
As of December 31, 2018, we had approximately 13,200 personnel, of which approximately 3,800, or 28.8% of our personnel, are employees represented by labor unions. We are subject to 35 CBAs which have various expiration dates, with the longest expiring in December 2023. Approximately 1.8% of our personnel are covered by a CBA that will expire in one year. Of the 35 CBAs, we have 16 significant CBAs that require contributions to the International Association of Machinists National Pension Fund ("IAMNPF") with expiration dates ranging from March 31, 2019 through October 13, 2021. As long as we remain a contributing employer, we have no liability for any unfunded portion of this plan. However, if for any reason, we stop making contributions to the plan under any of the individual CBAs, we could be assessed a potential withdrawal liability based on our share of the unfunded vested benefits of the plan. Our share of the unfunded vested benefits is determined by the contributions required under the individual CBAs from which we withdraw relative to the contributions made to the plan as a whole.
Our participation in the IAMNPF for the years ended December 31, 2018, December 31, 2017 and December 31, 2016 is outlined in the table below. The "EIN/PN" column provides the Employee Identification Number ("EIN") and the three-digit plan number ("PN"). The most recent Pension Protection Act ("PPA") zone status available for 2018, 2017 and 2016 is for the plan year-ends as indicated below. The zone status is based on information that the Company received from the plan and is certified by the plan's actuary. Among other factors, plans in the red zone are generally less than 65% funded, plans in the yellow zone are between 65% and 80% funded, and plans in the green zone are at least 80% funded. The "FIP/RP Status Pending/Implemented" column indicates if the plan has a financial improvement plan ("FIP") or a rehabilitation plan ("RP") which is either pending or has been implemented. In addition to regular plan contributions, we may be subject to a surcharge if the plan is in the red zone. The "Surcharge Imposed" column indicates whether a surcharge has been imposed on contributions to the plan. The last column lists the expiration date of the collective-bargaining agreements to which the plan is subject.

					FIP / RP Status	Total Contributions of DynCorp International				Expiration
		PPA Zone Status (2)			Pending /	(Amounts in thousands)			Surcharge	Date of
Pension Fund	EIN/PN	2018	2017	2016	Implemented	2018	2017	2016	Imposed	CBA
IAMNPF (1)	516031295 / 001	Green	Green	Green	No	$10,423	$8,337	$9,534	No	3/31/2019 through 10/13/2021

(1)
Of the 16 collective-bargaining agreements that require contributions to this plan, the agreement with International Association of Machinists ("IAM") union employees at Naval Test Wing Atlantic is the most significant as contributions under this plan for years 2019 through the expiration date of the collective-bargaining agreement will approximate $7.0 million, or 25% of all required contributions to the IAMNPF.

(2)
Unless otherwise noted, the most recent PPA zone status available in 2018, 2017 and 2016, is for the plan’s year-end status for the years ended December 31, 2018, December 31, 2017 and December 31, 2016, respectively. The zone status is based on information we receive from the plan and is certified by the plan's actuary. Generally, plans in the red zone are less than 65% funded, plans in the yellow zone are between 65% and 80% funded, and plans in the green zone are at least 80% funded.

Note 8— Debt
Debt consisted of the following:

	As of December 31, 2018
(Amounts in thousands)	Carrying Amount	Original Issue Discount on Term Loan	Deferred Financing Costs, Net	Carrying Amount less Original Issue Discount on Term Loan and Deferred Financing Costs, Net
11.875% senior secured second lien notes	$384,713	$—	$(774)	$383,939
Term loan	77,343	(2,704)	(886)	73,753
Cerberus 3L notes	34,104	—	(63)	34,041
Total indebtedness	496,160	(2,704)	(1,723)	491,733
Less current portion of long-term debt, net (1)	(17,797)	622	102	(17,073)
Total long-term debt, net	$478,363	$(2,082)	$(1,621)	$474,660

(1)
The carrying amount of the current portion of long-term debt as of December 31, 2018 includes the Revolver (as defined below). As of December 31, 2018, there were no amounts borrowed under the Revolver. The carrying amount of the current portion of long-term debt as of December 31, 2018 also includes our Excess Cash Flow Payment of $17.8 million, which was paid on March 19, 2019.

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
The original issue discount on the Term Loan facility (the "Term Loan") and deferred financing costs are amortized through interest expense. Amortization related to the original issue discount was $2.8 million, $3.6 million and $1.9 million for the years ended December 31, 2018, December 31, 2017 and December 31, 2016, respectively. Amortization related to deferred financing costs was $1.7 million, $1.9 million, and $4.0 million for the years ended December 31, 2018, December 31, 2017 and December 31, 2016, respectively.
The original issue discount on the Term Loan and deferred financing costs for the year ended December 31, 2018 were reduced by $4.0 million related to the pro rata write-off of the original issue discount on the Term Loan and deferred financing costs to loss on early extinguishment of debt as a result of the $54.9 million Excess Cash Flow principal payment on March 21, 2018 and the $50.0 million voluntary principal payment made on October 19, 2018 on the Term Loan under the New Senior Credit Facility. Deferred financing costs for the year ended December 31, 2017 were reduced by an immaterial amount related to the pro rata write-off of deferred financing costs to loss on early extinguishment of debt as a result of the $25.1 million Excess Cash Flow principal payment made on the Term Loan under the New Senior Credit Facility on April 4, 2017.
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
As of December 31, 2018, the New Senior Credit Facility provided for the following:

•	a $77.3 million Term Loan;

•	a $85.8 million class B revolving facility (the "Revolver"); and

•
up to $15.0 million in incremental revolving facilities provided by and at the discretion of certain non-debt fund affiliates that are controlled by Cerberus (as defined herein), which shall rank pari passu with, and be on the same terms as, the Revolver.

As of December 31, 2018 and December 31, 2017, the available borrowing capacity under the New Senior Credit Facility was approximately $66.5 million and $65.5 million, respectively, and included $19.3 million and $20.3 million, respectively, in issued letters of credit. Amounts borrowed under the Revolver are used to fund operations. As of December 31, 2018 and December 31, 2017 there were no amounts borrowed under the Revolver. The Revolver and the Term Loan mature on July 7, 2019 and July 7, 2020, respectively.
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
As of December 31, 2018 and December 31, 2017, the applicable interest rate on the Term Loan was 8.47% and 7.75%, respectively.
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
The applicable interest rate for our letter of credit subfacility was 5.50% as of both December 31, 2018 and December 31, 2017. The applicable interest rate for our unused commitment fees was 0.50% as of December 31, 2018 and December 31, 2017.
Principal Payments
The credit agreement governing the New Senior Credit Facility contains an annual requirement to submit a portion of our Excess Cash Flow, as defined in the credit agreement, within five business days of filing annual financial statements, as additional principal payments.
Based on our annual financial results for the years ended December 31, 2018 and December 31, 2017, we made additional principal payments as required under the Excess Cash Flow provisions of the New Senior Credit Facility of $17.8 million on March 19, 2019 after taking account of the voluntary principal payment of $50.0 million on October 19, 2018, and $54.9 million on March 21, 2018. Certain other transactions can trigger mandatory principal payments such as tax refunds, a disposition of a portion of our business or a significant asset sale. We had no such transactions during the year ended December 31, 2018.
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

Maturity and Amortization
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
Guarantee and Security
The guarantors of the obligations under the New Senior Credit Facility are identical to those under the Second Lien Notes and the Cerberus 3L Notes. See Note 14. The New Senior Credit Facility is secured on a first lien basis by the same collateral that secures the Second Lien Notes on a second lien basis and the Cerberus 3L Notes on a third lien basis.
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
In addition, the New Senior Credit Facility requires us to maintain a maximum total leverage ratio and a minimum interest coverage ratio. The total leverage ratio is the ratio of Consolidated Total Debt, as defined in Amendment No. 5 (which definition excludes debt under the Cerberus 3L Notes), less unrestricted cash and cash equivalents (up to $75.0 million) to Consolidated EBITDA, as defined in Amendment No. 5, for the applicable period. For the period ended December 31, 2018 the maximum total leverage ratio was 4.75 to 1.0. The interest coverage ratio is the ratio of Consolidated EBITDA to Consolidated Interest Expense, as defined in Amendment No. 5 (which provides that interest expense with respect to the Cerberus 3L Notes is excluded). The minimum interest coverage ratio was 1.70 to 1.0 for the period ended December 31, 2018.
The New Senior Credit Facility also requires, solely for the benefit of the lenders under the Revolver, for us to maintain minimum liquidity (based on availability of revolving credit commitments under the New Senior Credit Facility plus unrestricted cash and cash equivalents) as of the end of each fiscal quarter after December 31, 2017 of not less than $50.0 million. The credit agreement governing the New Senior Credit Facility also contains customary representations and warranties, affirmative covenants and events of default.
As of December 31, 2018 and December 31, 2017, we were in compliance with our financial maintenance covenants under the New Senior Credit Facility. We expect, based on current projections and estimates, to be in compliance with our covenants in the New Senior Credit Facility (including our financial maintenance covenants), and the covenants in the Second Lien Notes and the Cerberus 3L Notes, further discussed below, for the next 12 months.
Second Lien Notes

On June 15, 2016, $415.7 million principal amount of the 10.375% Senior Notes due 2017 (the "Senior Unsecured Notes") were exchanged for $45.0 million cash and $370.6 million aggregate principal amount of newly issued Second Lien Notes due November 30, 2020 (the "Second Lien Notes"). The Second Lien Notes are governed by the terms of the indenture dated as of June 15, 2016 (the “Indenture”), among DynCorp International, the Guarantors (as defined below) and Wilmington Trust, National Association, as trustee (the “Trustee”) and collateral agent (the “Collateral Agent”). The Second Lien Notes are senior secured obligations of DynCorp International, as issuer, and of the Guarantors, as guarantors. The Second Lien Notes are secured by second-priority liens on the assets that secure DynCorp International’s and the Guarantors’ obligations under DynCorp International’s senior secured credit facility, subject to permitted liens and certain exceptions. The Second Lien Notes are guaranteed by (1) Holdings, and (2) all of DynCorp International’s subsidiaries that currently guarantee the New Senior Credit Facility (the “Subsidiary Guarantors,” and collectively with Holdings, the “Guarantors”).
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
PIK interest converted into the carrying amount of the Second Lien Notes during the years ended December 31, 2018 and December 31, 2017 was $5.7 million and $5.6 million, respectively. PIK interest accrued on the Second Lien Notes was $2.9 million and $2.8 million as of December 31, 2018 and December 31, 2017, respectively.
The Second Lien Notes were not registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities laws. The Exchange Offer was made, and the Second Lien Notes were offered and issued, in reliance on the exemption from the registration requirements of the Securities Act provided under Section 3(a)(9) of the Securities Act and on the exemption from the registration requirements of state securities laws and regulations provided under Section 18(b)(4)(D) of the Securities Act. Consistent with past interpretations of Section 3(a)(9) by the staff of the SEC, the Second Lien Notes received in exchange for the Senior Unsecured Notes tendered pursuant to the Exchange Offer have the same characteristics as the Senior Unsecured Notes as to their transferability and are freely transferable without registration under the Securities Act and without regard to any holding period by those tendering holders who are not our “affiliates” (as defined in the Securities Act).
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
These covenants are subject to a number of important exceptions and qualifications as set forth in the Indenture. In addition, the Indenture required DynCorp International to make an amortization payment of $22.5 million principal amount of the Term Loan no later than June 15, 2018, which amount was fully satisfied as a result of the Company's $54.9 million excess cash flow payment discussed above.
If we sell certain assets without applying proceeds in a specified manner, holders of the Second Lien Notes will have the right to require us to repurchase some or all of the Second Lien Notes at 100% of their face amount, plus accrued and unpaid interest to the repurchase date. Upon the occurrence of specific kinds of change of control events (unless we elect to redeem the Second Lien Notes at our option prior thereto), holders of Second Lien Notes will have the right to require us to repurchase some or all of the Second Lien Notes at 101% of their face amount, plus accrued and unpaid interest to the repurchase date.
The Indenture contains customary events of default, including the failure to pay other indebtedness in a total amount exceeding $10.0 million after final maturity of such indebtedness. If the Second Lien Notes are accelerated or otherwise become due and payable prior to their maturity, in each case, as a result of an event of default under the Indenture, the amount of principal of, accrued and unpaid interest and premium on the Second Lien Notes that becomes due and payable will equal the redemption price plus accrued and unpaid cash interest, if any, together with an amount of cash equal to all accrued and unpaid PIK Interest, applicable with respect to an optional redemption of the Second Lien Notes.
Optional Redemption

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
Cerberus 3L Notes
On June 15, 2016, DynCorp Funding LLC, a limited liability company managed by Cerberus Capital Management, L.P. ("Cerberus"), entered into a Third Lien Credit Agreement (the "Third Lien Credit Agreement") with us. Under the Third Lien Credit Agreement, DynCorp Funding LLC has made a $30.0 million term loan to us (the "Cerberus 3L Notes"). The proceeds of the Cerberus 3L Notes were fully utilized as of December 31, 2017 and were restricted to pay fees and expenses (including reimbursement of out-of-pocket expenses) in support of or related to the Company’s Global Advisory Group.

Interest Rate and Fees
The interest rate per annum applicable to the Cerberus 3L Notes is 5.00%, payable in kind on a quarterly basis. PIK interest converted into the carrying amount of the Cerberus 3L Notes during the years ended December 31, 2018 and December 31, 2017 was $1.7 million and $1.6 million, respectively.

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

Covenants
The Cerberus 3L Notes include covenants consistent with the covenants set forth in the Second Lien Notes; provided that each “basket” or “cushion” set forth in the covenants is at least 25% less restrictive than the corresponding provision set forth in the Second Lien Notes.

Events of Default
The Third Lien Credit Agreement contains customary events of default, including for failure to pay other debt in a total amount exceeding $12.5 million after final maturity or acceleration of such indebtedness.

Intercreditor Agreement

The collateral granted to secure the indebtedness under the New Senior Credit Facility, on a first-priority basis, has also been granted to secure (a) the Second Lien Notes and the guarantees under the Indenture on a second-priority basis and (b) the Cerberus 3L Notes and the guarantees under the Third Lien Credit Agreement on a third-priority basis. The relative priority of the liens afforded to the New Senior Credit Facility, Second Lien Notes and Cerberus 3L Notes and the subordination in right of payment of the Cerberus 3L Notes to the New Senior Credit Facility and the Second Lien Notes are set forth in the Intercreditor Agreement (the “Intercreditor Agreement”), dated as of June 15, 2016, by and among the administrative agent under the New Senior Credit Facility, the collateral agent under the Indenture, and the collateral agent under the Third Lien Credit Agreement.

Debt Maturity Schedule

The following table represents our contractual maturity schedule associated with our debt as of December 31, 2018:

	Calendar Years (1)
(Amounts in thousands)	2019	2020	2021	2022	2023	Thereafter	Total
11.875% senior secured second lien notes	$—	$384,713	$—	$—	$—	$—	$384,713
Term loan	17,797	59,546	—	—	—	—	77,343
Cerberus 3L notes	—	—	—	—	—	34,104	34,104
Total debt	$17,797	$444,259	$—	$—	$—	$34,104	$496,160

(1)	As of December 31, 2018, there were no amounts outstanding under the Revolver.

Note 9 — Commitments and Contingencies
Commitments
We have operating leases for the use of real estate and certain property and equipment which are either non-cancelable, cancelable only by the payment of penalties or cancelable upon one month’s notice. All lease payments are based on the lapse of time but include, in some cases, payments for insurance, maintenance and property taxes. There are no purchase options on operating leases at favorable terms, but most leases have one or more renewal options. Certain leases on real estate are subject to annual escalations for increases in base rents, utilities and property taxes. Lease rental expense was $45.0 million, $68.6 million, and $40.7 million for the years ended December 31, 2018, December 31, 2017 and December 31, 2016, respectively. We have no significant long-term purchase agreements with service providers.
Minimum fixed rental payments non-cancelable for the next five years and thereafter under operating leases in effect as of December 31, 2018, are as follows:

Calendar Year	Real Estate (2)	Equipment	Total
	(Amounts in thousands)
2019 (1)	$9,683	$655	$10,338
2020	6,775	454	7,229
2021	4,255	64	4,319
2022	3,398	28	3,426
2023	2,863	3	2,866
Thereafter	2,875	—	2,875
Total	$29,849	$1,204	$31,053

(1)
The minimum lease table above excludes agreements of one year or less in duration. These leases are accounted for in our rent expense, however, because of the short tenure of the lease, these are not reflected in the table above.

(2)	Our Fort Worth lease agreements ended December 31, 2018. The Real estate column excludes the renewal of our Fort Worth lease agreements which commenced on January 1, 2019.
Contingencies
General Legal Matters
We are involved in various lawsuits and claims that arise in the normal course of business. We have established reserves for matters in which it is believed that losses are probable and can be reasonably estimated. Reserves related to these matters have been recorded in Accrued liabilities totaling approximately $4.7 million and $9.2 million as of December 31, 2018 and December 31, 2017, respectively. We believe that appropriate accruals have been established for such matters based on information currently available; however, some of the matters may involve compensatory, punitive, or other claims or sanctions that if granted, could require us to pay damages or make other expenditures in amounts that could not be reasonably estimated at December 31, 2018. These accrued reserves represent the best estimate of amounts believed to be our liability in a range of expected losses. In accordance with ASC 450, Contingencies, in addition to matters that are considered probable and can be reasonably estimated, we also disclose certain matters considered reasonably possible. In addition to the disclosure requirements set forth in ASC 450-20, the Company also discloses any other contingencies for which the likelihood of an unfavorable outcome is remote but for which the Company believes are of such a significant nature that disclosure would benefit a user of our financial statements. Other than matters disclosed below, we believe the aggregate range of possible loss related to matters considered reasonably possible was not material as of December 31, 2018. Litigation is inherently unpredictable and unfavorable resolutions could occur. Accordingly, it is possible that an adverse outcome from such proceedings could (i) exceed the amounts accrued for probable matters; or (ii) require a reserve for a matter we did not originally believe to be probable or could be reasonably estimated. Such changes could be material to our financial condition, results of operations and cash flows in any particular reporting period. Our view of the matters not specifically disclosed could possibly change in future periods as events thereto unfold.
Pending Litigation and Claims
In October 2007, we entered into a subcontract with Northrop Grumman Technical Services, Inc. (“Northrop”) to support Northrop’s prime contract with the DoD Counter Narcotics Terrorism Program Office ("CNTPO"). We performed the services requested by Northrop, the government determined that it received “intended quality and skills of personnel,” and Northrop paid our invoices until July 2014. Subsequent to July 2014, Northrop stopped paying our periodic invoices. The contract operations ended on December 31, 2014. In March 2015, Northrop filed a civil action against us to obtain documents regarding our invoices and later asserted approximately $5.0 million in damages. In September 2015, we filed an Answer and Counterclaim seeking approximately $41.0 million for unpaid invoices. The case was dismissed in December 2018 and the matter now is closed.
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
All of our incurred costs claims for U.S. government contracts completed through fiscal year 2014 have been audited by the DCAA and negotiated by the Defense Contract Management Agency ("DCMA"). Incurred cost claim audits for subsequent periods are ongoing except for fiscal years 2015 and 2016, which questioned $7.4 million of costs and resulted in a unilateral decision of our indirect rates. The largest portion of the unilateral decision has been appealed to the Armed Services Board of Contract Appeals ("ASBCA") and at this time, we believe the likelihood of an unfavorable outcome in this case is remote.
We have received a series of audit reports from the DCAA related to their examination of certain incurred, invoiced and reimbursed costs on the Logistics Civil Augmentation Program IV ("LOGCAP IV") contract for years 2009 to 2016. For contract years 2009 to 2012, through our negotiation efforts with the Contracting Officer the issues have been resolved, resulting in final settlements of all audited costs of approximately $0.8 million. For contract years 2013 and 2014, we have received DCAA’s final audit report, which questions approximately $3.9 million of costs. We are in discussions with the Contracting Officer regarding the final audit report and we believe that the settlement of the outstanding amounts will not be material to our financial statements. Additionally, the DCAA has recently completed its audit of contract years 2015 and 2016, and LOGCAP IV had no questioned contract costs.
Foreign Contingencies
On January 22, 2014, a tax assessment from the Large Tax Office of the Afghanistan Ministry of Finance (“MOF”) was received, seeking approximately $64.2 million in taxes and penalties specific to one of our business licenses in Afghanistan for periods between 2009 to 2012. The majority of this assessment was income tax related; however, $10.2 million of the assessed amount was non-income tax related and represented loss contingencies that we considered reasonably possible. We filed our initial appeal of the assessment with the MOF on February 19, 2014. In May 2014, the Afghanistan Supreme Court issued an opinion in our favor for the income tax related issue which totaled approximately $54.0 million. In October 2018, we received a formal release from the MOF for the entire $64.2 million assessment.
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
Risk Management Liabilities and Reserves
We are insured for domestic workers' compensation liabilities and a significant portion of our employee medical costs. However, we bear risk for a portion of claims pursuant to the terms of the applicable insurance contracts. We account for these programs based on actuarial estimates of the amount of loss inherent in that period's claims, including losses for which claims have not been reported of $5.9 million and $7.7 million as of December 31, 2018 and December 31, 2017, respectively. These loss estimates rely on actuarial observations of ultimate loss experience for similar historical events. We limit our risk by purchasing stop-loss insurance policies for significant claims incurred for both domestic workers' compensation liabilities and medical costs. Our exposure under the stop-loss policies for domestic workers' compensation and medical costs is limited based on fixed dollar amounts. For domestic worker's compensation and employer's liability under state and federal law, the fixed-dollar amount of stop-loss coverage is $1.0 million per occurrence on most policies, but is $0.25 million per occurrence on a California-based policy. For medical costs, the fixed dollar amount of stop-loss coverage is $0.4 million for total costs per covered participant per calendar year.

Note 10 — Equity
At April 1, 2010 (inception), 100 common shares were issued and, as of December 31, 2018, 100 shares remain issued and outstanding as there have been no further issuances of common shares since that date. During the period from April 1, 2010 through December 31, 2010, our equity was impacted by a capital contribution of $550.9 million in connection with the merger entered into on July 7, 2010 and by a capital contribution on April 21, 2017 of $40.6 million to fund the redemption of the Senior Unsecured Notes.
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
Excluding the issuance of the Class B Interests in calendar year 2017 discussed above, there were no new grants issued to any of our members of management in calendar years 2018 and 2017. The total weighted-average grant date fair value of all Class B awards granted during calendar year 2017 was $0.1 million. Total compensation cost expensed for the years ended December 31, 2018 and December 31, 2017 was $0.1 million and $1.8 million, respectively.
A summary of the Class B Interest plans activity for the years ended December 31, 2018 and December 31, 2017 is as follows:

Number of Interests
Outstanding at December 31, 2016	25,766
Granted	62,500
Exercised	—
Repurchased	(10,000)
Forfeited or expired	(10,650)
Outstanding at December 31, 2017	67,616
Granted	—
Exercised	—
Repurchased	(360)
Forfeited or expired	—
Outstanding at December 31, 2018	67,256
Awards to our management team consist of membership interests in DynCorp Management qualifying as profits interests under Revenue Procedure 93-27, that are tied solely to the accretion, if any, in the value of DynCorp Management following the date of issuance of such membership interests. The value of the Class B Interest as of the grant date is calculated using a Monte Carlo simulation consistent with the provisions of ASC Topic 718, “Compensation—Stock Compensation” and is amortized over the respective vesting period. The Monte Carlo simulation, similar to a Black-Scholes option pricing formula, requires the input of subjective assumptions, including the estimated life of the interest and the expected volatility of the underlying stock over the estimated life of the option. We use historical volatility of the market-based guideline companies as a basis for projecting the expected volatility of the underlying Class B interest. The 2017 fair value utilized for determining profits interests for Class B interests was $3.81. The weighted-average assumptions used in the valuation for grants issued in calendar year 2017 included expected volatility of 56.1%, risk-free interest rate of 1.5%, a remaining expected life of 3.2 years, a forfeiture rate of 9.5% and no expected yield. We believe that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair value of our Class B grants.

The following is a summary of the changes in non-vested shares for the years ended December 31, 2018 and December 31, 2017:

Number of Shares
Non-vested shares at December 31, 2016	15,067
Granted	62,500
Vested	(36,317)
Forfeited	(10,000)
Non-vested shares at December 31, 2017	31,250
Granted	—
Vested	(31,250)
Forfeited	—
Non-vested shares at December 31, 2018	—

As of December 31, 2018, the total compensation cost related to the non-vested Class B awards, not yet recognized, was zero.
Long-Term Incentive Bonus
On December 17, 2013 the Company approved a long-term cash incentive bonus for certain members of management and outside directors, where in the event of a change in control, subject to the various members of management continued employment with the Company through such a change in control and execution of a restrictive covenant agreement within 14 days of receipt of such agreement, the various members of management shall be eligible to receive a cash incentive bonus. As of December 31, 2018 there was no impact to the financial statements as no triggering event had occurred.

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
Our estimate of the fair value of our Second Lien Notes and New Senior Credit Facility is based on Level 1 and Level 2 inputs, as defined above. Our estimate of the fair value of the Cerberus 3L Notes (as defined in Note 8) is based on Level 3 inputs, as defined above. We used the following techniques in determining the fair value disclosed for the Cerberus 3L Notes classified as Level 3. The fair value as of December 31, 2018 and December 31, 2017, has been calculated by discounting the expected cash flows using a discount rate of 9.7% and 5.9%, respectively. This discount rate is determined using the Moody's credit rating for the Second Lien Notes and reducing the rating one level lower for the Cerberus 3L Notes as they are subordinated to the Second Lien Notes.

	As Of
	December 31, 2018		December 31, 2017

(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
11.875% senior secured second lien notes	$384,713	$398,178	$379,006	$401,273
Term loan	77,343	76,569	182,286	182,286
Cerberus 3L notes	34,104	24,352	32,420	30,267
Total indebtedness	496,160	499,099	593,712	613,826
Less current portion of long-term debt	(17,797)	(17,619)	(54,943)	(54,943)
Total long-term debt	$478,363	$481,480	$538,769	$558,883

Note 12 — Segment and Geographic Information
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
The following is a summary of the financial information of the reportable segments reconciled to the amounts reported in the consolidated financial statements:

	For the years ended
	December 31, 2018	December 31, 2017	December 31, 2016
(Amounts in thousands)
Revenue
DynAviation	$1,114,392	$1,208,798	$1,202,482
DynLogistics	1,033,975	796,151	633,646
Headquarters / Other (1)	(92)	(513)	26
Total revenue	$2,148,275	$2,004,436	$1,836,154

Operating income (loss)
DynAviation	$95,295	$90,626	$30,121
DynLogistics	113,806	67,441	70,402
Headquarters / Other (2)	(43,189)	(54,572)	(75,836)
Total operating income	$165,912	$103,495	$24,687

Depreciation and amortization
DynAviation	$1,330	$1,666	$1,216
DynLogistics	2,338	909	388
Headquarters / Other	23,870	31,616	34,350
Total depreciation and amortization (3)	$27,538	$34,191	$35,954

(1)
Headquarters revenue primarily represents revenue earned on shared services arrangements for general and administrative services provided to unconsolidated joint ventures and elimination of intercompany items between segments.

(2)
Headquarters operating expenses primarily relates to amortization of intangible assets and other costs that are not allocated to segments and are not billable to our U.S. government customers, Global Advisory Group costs during the years ended December 31, 2017 and December 31, 2016 and costs associated with the Refinancing Transactions, partially offset by equity method investee income.

(3)	Includes amounts in Cost of services of $3.5 million, $1.9 million and $1.1 million for the years ended December 31, 2018, December 31, 2017 and December 31, 2016, respectively.

	As of
	December 31, 2018	December 31, 2017	December 31, 2016
(Amounts in thousands)
Assets
DynAviation	$171,867	$244,231	$273,416
DynLogistics	291,619	243,281	168,085
Headquarters / Other (1)	254,813	248,205	235,036
Total assets	$718,299	$735,717	$676,537

(1)	Assets primarily include cash, investments in unconsolidated subsidiaries, and intangible assets (excluding goodwill).

Geographic Information — Revenue by geography is determined based on the location of services provided.

	For the years ended
	December 31, 2018		December 31, 2017		December 31, 2016
(Amounts in thousands)
United States	$896,094	42%	$769,498	38%	$658,137	36%
Afghanistan	693,160	32%	653,070	33%	597,916	33%
Middle East (1)	301,416	14%	402,700	20%	440,417	24%
Other Americas	96,069	4%	92,083	5%	50,371	3%
Europe	38,019	2%	45,430	2%	35,511	2%
Asia-Pacific	101,936	5%	24,072	1%	24,300	1%
Other	21,581	1%	17,583	1%	29,502	1%
Total revenue	$2,148,275	100%	$2,004,436	100%	$1,836,154	100%

(1)
The Middle East includes but is not limited to activities in Iraq, Oman, Qatar, United Arab Emirates, Kuwait, Palestine, Pakistan, Jordan, Lebanon, Bahrain, Saudi Arabia, Turkey and Egypt. The vast majority of all assets owned by the Company were located in the U.S. as of December 31, 2018.

Revenue from the U.S. government accounted for approximately 96%, 96% and 95% of total revenue for the years ended December 31, 2018, December 31, 2017 and December 31, 2016, respectively. As of December 31, 2018, 95% of total accounts receivable and contract assets were due from the U.S. government as compared to 94% of total accounts receivable and unbilled accounts receivable due from the U.S government as of December 31, 2017.

Note 13 — Related Parties, Joint Ventures and Variable Interest Entities
Cerberus 3L Notes
DynCorp Funding LLC, a limited liability company managed by Cerberus Capital Management, L.P., entered into a Third Lien Credit Agreement, dated as of June 15, 2016 to fund the Cerberus 3L Notes, a $30.0 million term loan to us. The interest rate per annum applicable to the Cerberus 3L Notes is 5.00%, payable in kind on a quarterly basis. The Cerberus 3L Notes do not require any mandatory amortization payments prior to maturity and the outstanding principal amounts shall be payable on June 15, 2026. See Note 8 for further discussion.
Capital Contribution
On April 21, 2017, the Company received a $40.6 million capital contribution from Cerberus and on April 24, 2017, the Company completed the redemption of the Senior Unsecured Notes using the proceeds of the capital contribution.
Consulting Fees
We have a Master Consulting and Advisory Services agreement ("COAC Agreement") with Cerberus Operations and Advisory Company, LLC ("COAC") where, pursuant to the terms of the agreement, they make personnel available to us for the purpose of providing reasonably requested business advisory services. The services are priced on a case by case basis depending on the requirements of the project and agreements in pricing. We incurred $0.3 million, $4.0 million and $5.8 million of consulting fees on a gross basis before considering the effect of our contract mix which provides for partial recovery in conjunction with the COAC Agreement during years ended December 31, 2018, December 31, 2017 and December 31, 2016, respectively.
We have two executives who were COAC employees and were seconded to us until October 31, 2017: (i) our current Chief Executive Officer and member of the Company's board of directors; and (ii) our Senior Vice President, Chief Administrative Officer, Chief Legal Officer and Corporate Secretary. Included in the $4.0 million and $5.8 million recognized during the years ended December 31, 2017 and December 31, 2016 in COAC consulting fees, respectively, was $2.5 million of administrative expense related to these COAC individuals for the years ended December 31, 2017 and December 31, 2016. Effective November 1, 2017, our two previously seconded executives became full-time employees of the Company.
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
We account for our investments in VIEs in accordance with ASC 810, Consolidation. In cases where we have (i) the power to direct the activities of the VIE that most significantly impact its economic performance and (ii) the obligation to absorb losses of the VIE that could potentially be significant or the right to receive benefits from the entity that could potentially be significant to the VIE, we consolidate the entity. We consolidated DIFZ based on the aforementioned criteria. Alternatively, in cases where all of the aforementioned criteria are not met, the investment is accounted for under the equity method. As of December 31, 2018, we accounted for PaTH and GLS as equity method investments. If the joint venture is deemed to be an extension of one of our segments and operationally integral to the business, such as our PaTH and GLS joint ventures, our share of the joint venture’s earnings is reported within operating income (loss) in Earnings from equity method investees in the consolidated statement of operations. If the Company considers our involvement less significant, the share of the joint venture’s net earnings is reported in Other income, net in the consolidated statement of operations. As of December 31, 2018, there are no active joint ventures not considered operationally integral to the Company.
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
Receivables due from our unconsolidated joint ventures totaled $0.1 million as of December 31, 2018 and December 31, 2017. These receivables are a result of items purchased and services rendered by us on behalf of our unconsolidated joint ventures. We have assessed these receivables as having minimal collection risk based on our historic experience with these joint ventures and our inherent influence through our ownership interest. We did not earn revenue from our unconsolidated joint ventures during the years ended December 31, 2018, December 31, 2017 and December 31, 2016. Additionally, we earned $0.2 million, $0.7 million, and $1.1 million in equity method income (includes operationally integral and non-integral income) for the years ended December 31, 2018, December 31, 2017 and December 31, 2016, respectively.
GLS’ revenue was $52.8 million, $38.5 million and $39.4 million for the years ended December 31, 2018, December 31, 2017 and December 31, 2016, respectively. GLS had an operating and net income of $4.8 million for the year ended December 31, 2018 and an operating and net loss of $1.7 million and $2.8 million for the years ended December 31, 2017 and December 31, 2016, respectively.
We currently hold one promissory note included in Other assets on our consolidated balance sheet from Palm Trading Investment Corp, which had an aggregate initial value of $9.2 million. The loan balance outstanding was $1.8 million and $2.0 million as of December 31, 2018 and December 31, 2017, respectively, reflecting the initial value plus accrued interest, less non-cash dividend payments against the promissory note. The fair value of the note receivable is not materially different from its carrying value.
As discussed above and in accordance with ASC 810 - Consolidation, we consolidate DIFZ. The following tables present selected financial information for DIFZ as of December 31, 2018 and December 31, 2017 and for the years ended December 31, 2018, December 31, 2017 and December 31, 2016:

	As of
(Amounts in millions)	December 31, 2018	December 31, 2017
Assets	$16.5	$4.5
Liabilities	13.3	0.9

	For the years ended
(Amounts in millions)	December 31, 2018	December 31, 2017	December 31, 2016
Revenue	$173.6	$173.5	$179.4

The following tables present selected financial information for our equity method investees as of December 31, 2018 and December 31, 2017 and for the years ended December 31, 2018, December 31, 2017 and December 31, 2016:

	As of
(Amounts in millions)	December 31, 2018	December 31, 2017
Current assets	$16.7	$28.2
Total assets	16.7	28.2
Current liabilities	5.5	11.6
Total liabilities	5.5	11.6

	For the years ended
(Amounts in millions)	December 31, 2018	December 31, 2017	December 31, 2016
Revenue	$56.2	$60.7	$59.6
Gross profit (loss)	5.5	(0.1)	0.1
Net income	5.3	—	0.1
Many of our joint ventures and VIEs only perform on a single contract. The modification or termination of a contract under a joint venture or VIE could trigger an impairment in the fair value of our investment in these entities. In the aggregate, our maximum exposure to losses as a result of our investment consists of our (i) $1.3 million investment in unconsolidated subsidiaries, (ii) $0.1 million in receivables from our unconsolidated joint ventures, (iii) $1.8 million of notes receivable from Palm Trading Investment Corp, and (iv) contingent liabilities that were neither probable nor reasonably estimable as of December 31, 2018.

Note 14 — Consolidating Financial Statements of Subsidiary Guarantors
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
The following condensed consolidating financial statements present (i) condensed consolidating balance sheets as of December 31, 2018 and December 31, 2017, (ii) the condensed consolidating statement of operations and comprehensive income (loss) for the years ended December 31, 2018, December 31, 2017 and December 31, 2016, (iii) condensed consolidating statements of cash flows for the years ended December 31, 2018, December 31, 2017 and December 31, 2016 and (iv) elimination entries necessary to consolidate Parent and its subsidiaries.
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
DynCorp International Inc. is considered the Subsidiary Issuer as it issued the Second Lien Notes.

Delta Tucker Holdings, Inc. and Subsidiaries
Condensed Consolidating Statement of Operations Information
For the year ended December 31, 2018

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$—	$2,160,986	$187,467	$(200,178)	$2,148,275
Cost of services	—	—	(1,875,413)	(185,457)	200,076	(1,860,794)
Selling, general and administrative expenses	—	—	(97,708)	(73)	92	(97,689)
Depreciation and amortization expense	—	—	(23,815)	(253)	10	(24,058)
Earnings from equity method investees	—	—	178	—	—	178
Operating income	—	—	164,228	1,684	—	165,912
Interest expense	—	(62,164)	(1,794)	—	—	(63,958)
Loss on early extinguishment of debt	—	(4,010)	—	—	—	(4,010)
Interest income	—	—	2,649	5	—	2,654
Equity in income of consolidated subsidiaries	84,497	136,775	472	—	(221,744)	—
Other income, net	—	—	2,666	15	—	2,681
Income before income taxes	84,497	70,601	168,221	1,704	(221,744)	103,279
Benefit (provision) for income taxes	—	13,896	(31,446)	(118)	—	(17,668)
Net income	84,497	84,497	136,775	1,586	(221,744)	85,611
Noncontrolling interest	—	—	—	(1,114)	—	(1,114)
Net income attributable to Delta Tucker Holdings, Inc.	$84,497	$84,497	$136,775	$472	$(221,744)	$84,497

Delta Tucker Holdings, Inc. and Subsidiaries
Condensed Consolidating Statement of Operations Information
For the year ended December 31, 2017

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$—	$2,018,761	$195,398	$(209,723)	$2,004,436
Cost of services	—	—	(1,778,098)	(193,095)	209,659	(1,761,534)
Selling, general and administrative expenses	—	—	(107,556)	(327)	51	(107,832)
Depreciation and amortization expense	—	—	(31,557)	(698)	13	(32,242)
Earnings from equity method investees	—	—	667	—	—	667
Operating income	—	—	102,217	1,278	—	103,495
Interest expense	—	(68,078)	(2,639)	—	—	(70,717)
Loss on early extinguishment of debt	—	(24)	—	—	—	(24)
Interest income	—	—	348	5	—	353
Equity in income of consolidated subsidiaries	30,600	74,867	67	—	(105,534)	—
Other income, net	—	—	392	24	—	416
Income before income taxes	30,600	6,765	100,385	1,307	(105,534)	33,523
Benefit (provision) for income taxes	—	23,835	(25,518)	(39)	—	(1,722)
Net income	30,600	30,600	74,867	1,268	(105,534)	31,801
Noncontrolling interest	—	—	—	(1,201)	—	(1,201)
Net income attributable to Delta Tucker Holdings, Inc.	$30,600	$30,600	$74,867	$67	$(105,534)	$30,600

Delta Tucker Holdings, Inc. and Subsidiaries
Condensed Consolidating Statement of Operations Information
For the year ended December 31, 2016

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$—	$1,852,089	$203,992	$(219,927)	$1,836,154
Cost of services	—	—	(1,653,930)	(202,251)	219,850	(1,636,331)
Selling, general and administrative expenses	—	—	(139,412)	(186)	67	(139,531)
Depreciation and amortization expense	—	—	(34,190)	(709)	10	(34,889)
Earnings from equity method investees	—	—	1,066	—	—	1,066
Impairment of goodwill, intangibles and long lived assets	—	—	(1,782)	—	—	(1,782)
Operating income	—	—	23,841	846	—	24,687
Interest expense	—	(69,208)	(3,153)	—	—	(72,361)
Loss on early extinguishment of debt	—	(328)	—	—	—	(328)
Interest income	—	—	205	7	—	212
Equity in loss of consolidated subsidiaries	(54,064)	(8,864)	(438)	—	63,366	—
Other income, net	—	—	5,117	(182)	—	4,935
(Loss) income before income taxes	(54,064)	(78,400)	25,572	671	63,366	(42,855)
Benefit (provision) for income taxes	—	24,336	(34,438)	(36)	—	(10,138)
Net (loss) income	(54,064)	(54,064)	(8,866)	635	63,366	(52,993)
Noncontrolling interest	—	—	—	(1,071)	—	(1,071)
Net loss attributable to Delta Tucker Holdings, Inc.	$(54,064)	$(54,064)	$(8,866)	$(436)	$63,366	$(54,064)

Delta Tucker Holdings, Inc. and Subsidiaries
Condensed Consolidating Statement of Comprehensive Income
For the year ended December 31, 2018

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Net income	$84,497	$84,497	$136,775	$1,586	$(221,744)	$85,611
Other comprehensive loss:
Currency translation adjustment	(71)	(71)	—	(71)	142	(71)
Other comprehensive loss, before tax	(71)	(71)	—	(71)	142	(71)
Income tax benefit related to items of other comprehensive loss	16	16	—	16	(32)	16
Other comprehensive loss	(55)	(55)	—	(55)	110	(55)
Comprehensive income	84,442	84,442	136,775	1,531	(221,634)	85,556
Noncontrolling interest	—	—	—	(1,114)	—	(1,114)
Comprehensive income attributable to Delta Tucker Holdings, Inc.	$84,442	$84,442	$136,775	$417	$(221,634)	$84,442

Delta Tucker Holdings, Inc. and Subsidiaries
Condensed Consolidating Statement of Comprehensive Income
For the year ended December 31, 2017

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Net income	$30,600	$30,600	$74,867	$1,268	$(105,534)	$31,801
Other comprehensive income:
Currency translation adjustment	273	273	243	30	(546)	273
Other comprehensive income, before tax	273	273	243	30	(546)	273
Income tax expense related to items of other comprehensive income	(167)	(167)	(149)	(18)	334	(167)
Other comprehensive income	106	106	94	12	(212)	106
Comprehensive income	30,706	30,706	74,961	1,280	(105,746)	31,907
Noncontrolling interest	—	—	—	(1,201)	—	(1,201)
Comprehensive income attributable to Delta Tucker Holdings, Inc.	$30,706	$30,706	$74,961	$79	$(105,746)	$30,706

Delta Tucker Holdings, Inc. and Subsidiaries
Condensed Consolidating Statement of Comprehensive Loss
For the year ended December 31, 2016

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Net (loss) income	$(54,064)	$(54,064)	$(8,866)	$635	$63,366	$(52,993)
Other comprehensive loss:
Currency translation adjustment	(233)	(233)	—	(233)	466	(233)
Other comprehensive loss, before tax	(233)	(233)	—	(233)	466	(233)
Income tax benefit related to items of other comprehensive loss	83	83	—	83	(166)	83
Other comprehensive loss	(150)	(150)	—	(150)	300	(150)
Comprehensive (loss) income	(54,214)	(54,214)	(8,866)	485	63,666	(53,143)
Noncontrolling interest	—	—	—	(1,071)	—	(1,071)
Comprehensive loss attributable to Delta Tucker Holdings, Inc.	$(54,214)	$(54,214)	$(8,866)	$(586)	$63,666	$(54,214)

Delta Tucker Holdings, Inc. and Subsidiaries
Condensed Consolidating Balance Sheet Information
December 31, 2018

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
	ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$183,828	$19,969	$—	$203,797
Restricted cash	—	—	—	—	—	—
Accounts receivable, net	—	—	177,735	44	(13,878)	163,901
Contract assets	—	—	172,079	58	—	172,137
Intercompany receivables	—	—	246,575	19,434	(266,009)	—
Prepaid expenses and other current assets	—	—	42,101	1,912	—	44,013
Total current assets	—	—	822,318	41,417	(279,887)	583,848
Property and equipment, net	—	—	21,726	332	—	22,058
Goodwill	—	—	9,694	32,399	—	42,093
Tradenames, net	—	—	28,536	—	—	28,536
Other intangibles, net	—	—	32,867	—	—	32,867
Investment in subsidiaries	—	649,976	55,075	—	(705,051)	—
Long-term deferred taxes	—	—	724	—	—	724
Other assets, net	—	—	7,779	394	—	8,173
Total assets	$—	$649,976	$978,719	$74,542	$(984,938)	$718,299

	LIABILITIES & DEFICIT
Current liabilities:
Current portion of long-term debt, net	$—	$17,073	$—	$—	$—	$17,073
Accounts payable	—	—	103,882	3,975	(636)	107,221
Accrued payroll and employee costs	—	—	94,492	13,810	(12,496)	95,806
Contract liabilities	—	—	37,816	—	—	37,816
Intercompany payables	46,426	200,149	19,434	—	(266,009)	—
Deferred income taxes	—	—	—	22	(22)	—
Accrued liabilities	65,373	23,467	34,805	1,660	(65,655)	59,650
Income taxes payable	—	—	22,262	—	(442)	21,820
Total current liabilities	111,799	240,689	312,691	19,467	(345,260)	339,386
Long-term debt, net	—	474,660	—	—	—	474,660
Other long-term liabilities	—	—	10,553	—	—	10,553
Noncontrolling interests	—	—	5,499	—	—	5,499
(Deficit) equity	(111,799)	(65,373)	649,976	55,075	(639,678)	(111,799)
Total liabilities and deficit	$—	$649,976	$978,719	$74,542	$(984,938)	$718,299

Delta Tucker Holdings, Inc. and Subsidiaries
Condensed Consolidating Balance Sheet Information
December 31, 2017

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
	ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$153,004	$15,246	$—	$168,250
Accounts receivable, net	—	—	361,362	—	(8,812)	352,550
Intercompany receivables	—	—	162,470	9,140	(171,610)	—
Prepaid expenses and other current assets	—	—	48,473	4,321	(252)	52,542
Total current assets	—	—	725,309	28,707	(180,674)	573,342
Property and equipment, net	—	—	22,980	588	—	23,568
Goodwill	—	—	9,694	32,399	—	42,093
Tradenames, net	—	—	28,536	—	—	28,536
Other intangibles, net	—	—	55,302	—	—	55,302
Investment in subsidiaries	—	579,191	54,690	—	(633,881)	—
Long-term deferred taxes	—	—	369	—	—	369
Other assets, net	—	—	8,941	3,566	—	12,507
Total assets	$—	$579,191	$905,821	$65,260	$(814,555)	$735,717

	LIABILITIES & DEFICIT
Current liabilities:
Current portion of long-term debt, net	$—	$53,652	$—	$—	$—	$53,652
Accounts payable	—	—	106,039	4,170	(813)	109,396
Accrued payroll and employee costs	—	—	102,953	2,438	—	105,391
Intercompany payables	45,085	117,385	9,140	—	(171,610)	—
Deferred income taxes	—	—	—	29	(29)	—
Accrued liabilities	150,371	31,486	71,200	3,933	(158,306)	98,684
Income taxes payable	—	—	18,688	—	(287)	18,401
Total current liabilities	195,456	202,523	308,020	10,570	(331,045)	385,524
Long-term debt, net	—	527,039	—	—	—	527,039
Other long-term liabilities	—	—	13,081	—	—	13,081
Noncontrolling interests	—	—	5,529	—	—	5,529
(Deficit) equity	(195,456)	(150,371)	579,191	54,690	(483,510)	(195,456)
Total liabilities and deficit	$—	$579,191	$905,821	$65,260	$(814,555)	$735,717

Delta Tucker Holdings, Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flow Information
For the year ended December 31, 2018

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net cash provided by operating activities	$—	$20,439	$110,141	$16,935	$(959)	$146,556
Cash flows from investing activities:
Purchase of property and equipment	—	—	(8,857)	—	—	(8,857)
Proceeds from sale of property and equipment	—	—	16	—	—	16
Purchase of software	—	—	(511)	—	—	(511)
Return of capital from equity method investees	—	—	12,511	—	—	12,511
Contributions to equity method investees	—	—	(8,666)	—	—	(8,666)
Net transfers to Parent/subsidiary	—	—	(84,104)	(10,294)	94,398	—
Net cash used in by investing activities	—	—	(89,611)	(10,294)	94,398	(5,507)
Cash flows from financing activities:
Payments on senior secured credit facility	—	(104,943)	—	—	—	(104,943)
Equity contribution from affiliates of Cerberus	—	400	—	—	—	400
Payment of dividends to noncontrolling interests	—	—	—	(1,918)	959	(959)
Net transfers from Parent/subsidiary	—	84,104	10,294	—	(94,398)	—
Net cash (used in) provided by financing activities	—	(20,439)	10,294	(1,918)	(93,439)	(105,502)
Net increase in cash, cash equivalents and restricted cash	—	—	30,824	4,723	—	35,547
Cash, cash equivalents and restricted cash, beginning of period	—	—	153,004	15,246	—	168,250
Cash, cash equivalents and restricted cash, end of period	$—	$—	$183,828	$19,969	$—	$203,797

Delta Tucker Holdings, Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flow Information
For the year ended December 31, 2017

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net cash provided by operating activities	$—	$37,608	$32,280	$3,865	$(554)	$73,199
Cash flows from investing activities:
Purchase of property and equipment	—	—	(8,848)	—	—	(8,848)
Proceeds from sale of property and equipment	—	—	537	—	—	537
Purchase of software	—	—	(1,298)	—	—	(1,298)
Return of capital from equity method investees	—	—	8,017	—	—	8,017
Contributions to equity method investees	(40,599)	—	(5,250)	—	40,599	(5,250)
Net transfers from Parent/subsidiary	—	—	21,118	688	(21,806)	—
Net cash (used in) provided by investing activities	(40,599)	—	14,276	688	18,793	(6,842)
Cash flows from financing activities:
Payments on senior secured credit facility	—	(25,114)	—	—	—	(25,114)
Payment to bondholders of senior unsecured notes	—	(39,319)	—	—	—	(39,319)
Equity contribution from Parent	—	40,599	—	—	(40,599)	—
Equity contribution from affiliates of Cerberus	40,599	400	—	—	—	40,999
Payment of dividends to noncontrolling interests	—	—	—	(1,109)	554	(555)
Net transfers to Parent/subsidiary	—	(21,118)	(688)	—	21,806	—
Net cash provided by (used in) financing activities	40,599	(44,552)	(688)	(1,109)	(18,239)	(23,989)
Net (decrease) increase in cash, cash equivalents and restricted cash	—	(6,944)	45,868	3,444	—	42,368
Cash, cash equivalents and restricted cash, beginning of period	—	6,944	107,136	11,802	—	125,882
Cash, cash equivalents and restricted cash, end of period	$—	$—	$153,004	$15,246	$—	$168,250

Delta Tucker Holdings, Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flow Information
For the year ended December 31, 2016

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$557	$70,747	$(11,096)	$(18,116)	$(939)	$41,153
Cash flows from investing activities:
Purchase of property and equipment	—	—	(5,322)	(24)	—	(5,346)
Proceeds from sale of property and equipment	—	—	832	—	—	832
Purchase of software	—	—	(2,634)	—	—	(2,634)
Return of capital from equity method investees	—	—	2,557	—	—	2,557
Contributions to equity method investees	—	—	(5,406)	—	—	(5,406)
Net transfer from affiliates	—	—	50,523	18,403	(68,926)	—
Net cash provided by investing activities	—	—	40,550	18,379	(68,926)	(9,997)
Cash flows from financing activities:
Borrowings on revolving credit facilities	—	18,000	—	—	—	18,000
Payments on revolving credit facilities	—	(18,000)	—	—	—	(18,000)
Payments on senior secured credit facility	—	(187,272)	—	—	—	(187,272)
Borrowing under new senior credit facility	—	192,882	—	—	—	192,882
Borrowing under Cerberus 3L notes	—	30,000	—	—	—	30,000
Payment to bondholders for Exchange Offer	—	(45,000)	—	—	—	(45,000)
Payments of deferred financing cost	—	(4,998)	—	—	—	(4,998)
Equity contribution from affiliates of Cerberus	—	550	—	—	—	550
Payment of dividends to noncontrolling interests	—	—	—	(1,878)	939	(939)
Net transfers to affiliates	(557)	(49,965)	(18,404)	—	68,926	—
Net cash used in financing activities	(557)	(63,803)	(18,404)	(1,878)	69,865	(14,777)
Net increase (decrease) in cash, cash equivalents and restricted cash	—	6,944	11,050	(1,615)	—	16,379
Cash, cash equivalents and restricted cash, beginning of period	—	—	96,086	13,417	—	109,503
Cash, cash equivalents and restricted cash, end of period	$—	$6,944	$107,136	$11,802	$—	$125,882

Note 15— Subsequent Events
We evaluated potential subsequent events occurring after the period end date and determined no subsequent events merited disclosure for the year ended December 31, 2018, except as disclosed within the Notes to the consolidated financial statements or as described below.
Excess Cash Flow Payment
On March 19, 2019, we made an additional principal payment of $17.8 million under the Excess Cash Flow requirement on the Term Loan.

Schedule I - Condensed Financial Information of Registrant
DELTA TUCKER HOLDINGS, INC.
CONDENSED BALANCE SHEETS

	As of
	December 31, 2018	December 31, 2017
(Amounts in thousands)
Other assets, net	$—	$—
Total assets	$—	$—

Liabilities	$111,799	$195,456
Deficit	(111,799)	(195,456)
Total liabilities and deficit	$—	$—
See notes to this schedule
DELTA TUCKER HOLDINGS, INC.
CONDENSED STATEMENTS OF OPERATIONS

	For the years ended
	December 31, 2018	December 31, 2017	December 31, 2016
(Amounts in thousands)
Equity in income (loss) of subsidiaries, net of tax	$84,497	$30,600	$(54,064)
Income (loss) before income taxes	84,497	30,600	(54,064)
Income tax benefit	—	—	—
Net income (loss)	$84,497	$30,600	$(54,064)
See notes to this schedule
DELTA TUCKER HOLDINGS, INC.
CONDENSED STATEMENTS OF CASH FLOWS

	For the years ended
	December 31, 2018	December 31, 2017	December 31, 2016
(Amounts in thousands)
Net cash from operating activities	$—	$—	$557
Net cash from investing activities	—	(40,599)	—
Net cash from financing activities	—	40,599	(557)
Net change in cash, cash equivalents and restricted cash	—	—	—
Cash, cash equivalents and restricted cash, beginning of period	—	—	—
Cash, cash equivalents and restricted cash, end of period	$—	$—	$—
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
Note 2 — Dividends Received from Consolidated Subsidiaries
We have received no dividends from our consolidated subsidiaries including DynCorp International Inc. which has covenants related to its long-term debt, including restrictions on dividend payments as of December 31, 2018. As the parent guarantor to DynCorp International Inc., we are subject to certain restrictions set forth under the New Senior Credit Facility, including restrictions on the payment of dividends. As we are the holding company of DynCorp International Inc. and have no independent operations apart from DynCorp International Inc. and no assets other than our investment in DynCorp International Inc. and associated deferred taxes, our retained earnings and net income are fully encumbered by these restrictions.
Note 3 — Equity
During the period from April 1, 2010 through December 31, 2010, our equity was impacted by a capital contribution of $550.9 million in connection with the merger entered into on July 7, 2010 and by a capital contribution on April 21, 2017 of $40.6 million to fund the redemption of the Senior Unsecured Notes. Between our inception and December 31, 2018, our equity has also been impacted by our earnings, changes in other comprehensive income (loss) and additional paid in capital.

Schedule II - Valuation and Qualifying Accounts
Delta Tucker Holdings, Inc.
For the years ended December 31, 2018, December 31, 2017 and December 31, 2016

(Amount in thousands)	Beginning of Period	Additions	Deductions from Reserve (1)	End of Period
Allowance for doubtful accounts:
December 31, 2015 — December 31, 2016	$16,283	$2,747	$(1,841)	$17,189
December 31, 2016 — December 31, 2017	$17,189	$865	$(7,912)	$10,142
December 31, 2017 — December 31, 2018 (2)	$10,142	$2,572	$(9,930)	$2,784

(1)	Deductions from reserve represents accounts written off, net of recoveries.

(2)
Deduction from reserve primarily due to the collection of the previously reserved outstanding receivables where we operated under a subcontract for a prime contractor on a U.S. government program that ended December 31, 2014. During the year ended December 31, 2018, we adjusted our allowance for doubtful accounts based on collections against these previously outstanding amounts.

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
Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Act, for the period ended December 31, 2018. Based on the evaluation performed, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.
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
Changes in Internal Control Over Financial Reporting — There have been no changes in our internal control over financial reporting (as such term is defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management's Report on Internal Control Over Financial Reporting — The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with GAAP. Management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2018.

ITEM 9B. OTHER INFORMATION.
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The following are the names, ages and a brief account of the business experience for the past five years of our directors and executive officers as of March 1, 2019. Unless the context otherwise indicates, references herein to “we,” “our,” “us,” or “the Company” refer to Delta Tucker Holdings, Inc. and its consolidated subsidiaries.

Name	Age	Position
James E. Geisler	52	Non-executive Chairman of the Board of Directors
Chan W. Galbato	56	Director
General Michael W. Hagee (USMC Ret.)	74	Director
W. Brett Ingersoll	55	Director
Paul H. Miller	46	Director
Michael F. Sanford, Jr.	37	Director
General John H. Tilelli (USA Ret.)	77	Director
Lee A. Van Arsdale	66	Director
George C. Krivo	56	Chief Executive Officer and Director
William T. Kansky	57	Senior Vice President and Chief Financial Officer
Gregory S. Nixon	55	Senior Vice President, Chief Administrative Officer, Chief Legal Officer and Corporate Secretary
Randall J. Bockenstedt	64	President, DynLogistics
Joseph M. Ford	59	President, DynAviation
John A. Gastright	53	Senior Vice President, Government Relations
Barbara D. Walker	58	Senior Vice President, Human Resources

Each of our directors brings extensive management and leadership experience gained through their service in our industry and other diverse businesses. In these roles, they have taken hands-on, day-to-day responsibility for strategy and operations. In the paragraphs below, we describe specific individual qualifications and skills of our directors that contribute to the overall effectiveness of our Board of Directors (the “Board”) and its committees. In addition, as discussed in the paragraphs below, certain of our executive officers were employees of Cerberus Operations and Advisory Company, LLC ("COAC") and were previously seconded to us pursuant to the COAC Agreement, which is described under "Certain Relationships and Related Transactions, and Director Independence" and Note 13 to the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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
Chan W. Galbato has been a director since May 2014. He currently serves as the Chief Executive Officer of COAC, a position he has held since March 2012. Mr. Galbato served as a Senior Operating Executive of Cerberus Capital Management, L.P. ("Cerberus") since 2009. He also serves as Chairman of Avon Products, Inc., Director of New Avon LLC, Director of Blue Bird Corporation, Chairman of YP Holdings LLC and is a member of the board of directors of Steward Health Care LLC. Prior to joining Cerberus, Mr. Galbato served as the Chief Executive Officer and President of the Controls Group at Invensys PLC, the President of Services for The Home Depot, and President and Chief Executive Officer of Armstrong Floor Products. From 2006 to 2013, he was also a director of the Brady Corporation, most recently as its Lead Director. He holds a Master’s degree in Business Administration from the University of Chicago and a Bachelor’s degree in economics from the State University of New York. Mr. Galbato was selected to serve as one of our directors because of his extensive experience in financing, private equity investments and board service.
General Michael W. Hagee (USMC Ret.) has been a director since July 2010. He is President and CEO of the Admiral Nimitz Foundation and is an independent consultant to corporate executives and business leaders. He served more than 38 years in the U.S. Marine Corps, finishing his active duty career as the 33rd Commandant of the Marine Corps and a member of the Joint Chiefs of Staff. General Hagee holds Master's degrees in electrical engineering and national security studies from the U.S. Naval Academy. He currently serves as a Non-Executive Director of Cobham, PLC. He previously served on the U.S. DoD Science

Board and the National Security Advisory Council for the Center for U.S. Global Engagement and U.S. Global Leadership Campaign. General Hagee was selected to serve as one of our directors due to his extensive knowledge about our two largest clients - the DoD and the DoS - and substantial board and oversight experience, which allows him to bring additional perspective to our Board of Directors.
W. Brett Ingersoll has been a director since July 2010. Mr. Ingersoll has served as Senior Managing Director and Co-Head of Private Equity at Cerberus since January 2002. He is also a member of the boards of directors of PaxVax, Steward Healthcare System and Covis Pharmaceuticals. Mr. Ingersoll holds a Bachelor's degree in economics from Brigham Young University and a Master's degree in business administration from Harvard Business School. Mr. Ingersoll was selected to serve as one of our directors because he has extensive experience in financing, private equity investments and board service.
Paul H. Miller has been a director since March 2018. He currently serves as a Managing Director of Cerberus. Prior to joining Cerberus in 2014, Mr. Miller was a partner with Empire Investment Holdings ("Empire"). Prior to joining Empire, Mr. Miller worked for The Marshall Fund, Communications Equity Associates, CIBC World Markets and Oppenheimer & Co. He also serves as the Chairman of Live Earth, LLC and as a member of the board of directors of Root9B, LLC and Creative Radicals. Mr. Miller is a graduate of Georgetown University and was selected to serve as one of our directors because of his extensive experience in financing and private equity investments.
Michael F. Sanford, Jr. has been a director since May 2014. He currently serves as a Senior Managing Director, Co-Head of North American Private Equity, and a member of the Global Private Equity Investment Committee at Cerberus. Prior to joining Cerberus in 2006, Mr. Sanford was at The Blackstone Group in its Restructuring and Reorganization Advisory Group. He also serves as a member of the board of directors of Avon Products, Inc., New Avon LLC, Tier 1 Group LLC, and DynCorp International FZ-LLC. He holds a Bachelor’s degree with highest distinction in finance and international business from the Schreyer Honors College at the Pennsylvania State University. Mr. Sanford was selected to serve as one of our directors because he has extensive experience in financing and private equity investments.
General John H. Tilelli (USA Ret.) has been a director since July 2010. He currently serves on the Board of Directors of VTK Miltope and is the Chairman and CEO emeritus of Cypress International, Inc. He served two combat tours in Vietnam, commanded the 1st Cavalry Division during Operations Desert Shield and Desert Storm, and served four times in Germany. General Tilelli served as the Vice Chief of Staff of the Army, and concluded his active duty career as Commander in Chief of the United Nations Command, Republic of Korea, U.S. Combined Forces, and U.S. Forces Korea. He was appointed as President and CEO of the USO Worldwide Operations in March 2000. General Tilelli holds a Bachelor's degree in economics from Pennsylvania Military College, now Widener University, and was commissioned as an Armor Officer. He earned a Master's degree in administration from Lehigh University and graduated from the Army War College. General Tilelli was awarded honorary doctoral degrees by Widener University and the University of Maryland. General Tilelli was selected to serve as one of our directors due to his extensive knowledge about our two largest clients - the DoD and the DoS - and substantial board and oversight experience, which allows him to bring additional perspective to our Board of Directors.
Lee A. Van Arsdale has been a director since January 2017 and also currently serves as the Chairman of the Board of Directors of Tier One Group. Mr. Van Arsdale has served as a principal in the Van Arsdale Associates, LLC since September 2009, a board member of the Thayer Leader Development Group since January 2010, and has been co-owner of American Manufacturer’s Group, LLC since March 2014. Mr. Van Arsdale served 25 years in the United States Army in three combat zones in leadership positions, and was decorated for valor with the Silver Star and Purple Heart. Following his military career, Mr. Van Arsdale was the Assistant General Manager for National Security Response at the Bechtel Nevada Corporation, he incorporated Unconventional Solutions, Inc. a private consulting firm, and he was the founding Executive Director of the University of Nevada Las Vegas Institute for Security Studies. Mr. Van Arsdale was the Chief Executive Officer of Triple Canopy, Inc. and previously served as chairman and president of M+M, Inc. Mr. Van Arsdale holds a Bachelor's degree in engineering from West Point, a Master's degree from the University of Colorado at Colorado Springs and is a graduate of the Armed Forces Staff College and the U.S. Army War College. Mr. Van Arsdale was selected to serve as one of our directors due to his extensive experience in and knowledge about our industry, which allows him to bring additional perspective to our Board of Directors.
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
Gregory S. Nixon has been our Senior Vice President, Chief Administrative Officer, Chief Legal Officer and Corporate Secretary where he oversees the legal, contracts, human resources and compliance affairs of the Company since September 2014. Effective November 1, 2017, Mr. Nixon became a full time employee of the Company. Previously, Mr. Nixon was a Managing Director of COAC who had been seconded to us from September 2014 to October 2017. From October 2013 to August 2014, Mr. Nixon served as Chief Legal Officer of CH2M Hill Companies, Ltd. Prior to CH2M Hill, Mr. Nixon served as our Senior Vice President, General Counsel and Corporate Secretary. Previously, Mr. Nixon worked for McKinsey & Company Inc., from August 2007 to September 2009 as a Vice President. From September 2002 to August 2007, he was at Booz Allen Hamilton Incorporated as a Principal. Mr. Nixon also practiced law at the international law firm of Howrey & Simon LLP in their Commercial Litigation Group and Intellectual Property Group. After serving as a commissioned officer in the U.S. Air Force, Mr. Nixon held senior government positions in the U.S. Government Accountability Office and served as special counsel in the Department of Defense. He is a retired Lieutenant Colonel in the U.S. Air Force Judge Advocate General’s Corps Reserve. Mr. Nixon is a licensed patent attorney. Mr. Nixon has a Bachelor’s of Science in mechanical engineering from Tuskegee University and a Juris Doctor degree from Georgetown University Law Center.
Randall J. Bockenstedt has been our President, DynLogistics since January 2018 and our Senior Vice President, DynLogistics since September 2014. Mr. Bockenstedt joined the Company in February 2010 and has served in several leadership roles, including leading the Operations and Maintenance Business Area Team. He also previously served as program director for the FIRST IDIQ, which included programs at Fort Campbell, Kentucky, and Fort Bliss, Texas from April 2010 to September 2011. Mr. Bockenstedt has experience working on a number of global base operations and logistics programs which began with his service in the U.S. Army. He holds a Master’s degree in strategic studies from the Air War College as well as a Master’s degree in Public Administration from Shippensburg University of Pennsylvania.

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
COMMITTEES OF THE BOARD OF DIRECTORS
The Board has established three standing committees: (1) Audit, (2) Business Ethics and Compliance and (3) Compensation. In addition, special committees may be established under the direction of the Board when necessary to address specific issues. As of December 31, 2018, the committees consisted of the following members of the Board:

Name	Audit	Business Ethics and Compliance	Compensation
James E. Geisler	X	X	X
Chan W. Galbato			X
General Michael W. Hagee (USMC Ret.)	X	C	X
W. Brett Ingersoll	X		C
Paul H. Miller		X	X
Michael F. Sanford, Jr.	X
General John H. Tilelli (USA Ret.)	C	X	X
Lee A. Van Arsdale	X	X	X
George C. Krivo
C - Committee Chairman
X - Committee Member
STANDING COMMITTEES
Audit Committee
The Audit Committee oversees risks related to the Company's financial statements, the financial reporting process, certain compliance issues and accounting matters. The Audit Committee is also responsible for the oversight of (i) management's assessment of internal controls; (ii) our internal audit function; (iii) the Company's policies and practices with respect to enterprise risk management programs and processes; and (iv) audits of the Company's financial statements on behalf of the Board. Among other duties, it is directly responsible for the selection and oversight of our independent auditors. The functions of the Audit Committee are further described in the Audit Committee's charter. The Audit Committee met four times during the year ended December 31, 2018. The Audit Committee met on March 5, 2019 in relation to the year ended December 31, 2018. The Audit Committee’s charter is available on our website, http://www.dyn-intl.com, under the heading “Investor Relations — Corporate Governance.”

Even though our stock is not publicly traded as of the Merger, in accordance with our Corporate Governance Guidelines, members of the Audit Committee who are determined by the Board to be independent, if any, within the meaning of our Corporate Governance Guidelines must satisfy the requirements of the New York Stock Exchange (“NYSE”). The Board determined that General Tilelli, General Hagee and Mr. Van Arsdale are independent Directors for calendar year 2018. Mr. Geisler, Mr. Ingersoll, Mr. Miller and Mr. Sanford are not considered as independent Directors because of their employment with Cerberus.
The Board does not prohibit its members from serving on boards or committees of other organizations, and has not adopted any specific guidelines limiting such activities. However, the service on boards or committees should be consistent with the Company's conflict of interest policies and the terms of the charters of the various committees of the Board.
The Board has determined that Messrs. Geisler, Ingersoll, and Sanford are “audit committee financial experts” as defined by the United States Securities and Exchange Commission (“SEC”) rules. Mr. Geisler, General Hagee, Mr. Ingersoll and Mr. Sanford currently serve on the Audit committees of other public companies in addition to our Audit Committee, and the Board has determined that their simultaneous service does not impair their ability to serve effectively on the Company's Audit Committee.
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
Compensation Committee
Our Compensation Committee is responsible for making recommendations to the Board concerning the compensation of the CEO and other executive officers, including the appropriateness of salary, incentive compensation, equity-based compensation plans and certain other benefit plans. Our Compensation Committee evaluates the performance of the CEO and other executive officers in setting their compensation levels and considers the Company's performance, as well as other factors deemed appropriate by our Compensation Committee. Our Compensation Committee occasionally engages independent consulting firms to review and evaluate various elements of the CEO's and other executive officers' total compensation, as discussed below under “Compensation Discussion and Analysis.” Our Compensation Committee met three times during the year ended December 31, 2018.
Our Compensation Committee’s charter is available on our website, http://www.dyn-intl.com, under the heading “Investor Relations — Corporate Governance.”

ITEM 11. EXECUTIVE COMPENSATION.
COMPENSATION DISCUSSION AND ANALYSIS
Overview
This Compensation Discussion and Analysis ("CD&A") describes the policies and objectives underlying our compensation program for our Named Executive Officers ("NEOs"). Accordingly, this section addresses and analyzes each element of our NEOs' compensation program. Our NEOs were made up of our (1) CEO, (2) CFO and (3) three most highly compensated executive officers other than the CEO and CFO who were serving as executive officers as of December 31, 2018. This section also presents a series of tables containing specific information about the compensation awarded to, earned by or paid to our NEOs. For the year ended December 31, 2018, our NEOs were:

•	George C. Krivo, Chief Executive Officer as of December 31, 2018, who is a named executive officer by reason of his position with us;

•	William T. Kansky, Senior Vice President and Chief Financial Officer as of December 31, 2018, who is a named executive officer by reason of his position with us;

•	Randall J. Bockenstedt, President, DynLogistics, who is a named executive officer by reason of his level of compensation as an executive officer;

•	Joseph M. Ford, President, DynAviation, who is a named executive officer by reason of his level of compensation as an executive officer; and

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
Our Compensation Committee received advice and resources internally regarding the design of our executive compensation programs, including NEO pay practices. The Compensation Committee did not establish any specific percentile pay objectives during or for calendar year 2018. The Compensation Committee operates to ensure individual NEO compensation opportunities are commensurate with executive skills, leadership, performance and role impact. In addition, our Compensation Committee ensures that the aggregate cost of executive talent is generally within the range of competitive practice.
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
The Company maintains a long-term cash incentive bonus for certain members of management and outside directors, where in the event of a change in control, subject to the continued employment with the Company by the various members of management through such a change in control and execution of a restrictive covenant agreement within fourteen days of receipt of such agreement, the various members of management shall be eligible to receive a cash incentive bonus. As of December 31, 2018 there was no impact to the financial statements as no triggering event had occurred.
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
Secondments
For the NEOs that were previously seconded to the Company, typically no compensation was paid directly by the Company to the NEO, except for discretionary service fee payments which were paid directly to the previously seconded NEO due to administrative or timeliness reasons. Rather, COAC paid the NEO directly as the employer and the Company paid COAC pursuant to the applicable secondment agreement for the services provided to the Company by the NEO. The Company was not involved with setting compensation or benefits paid by COAC to our previously seconded NEOs. As of December 31, 2018 and December 31, 2017, no NEOs were seconded to the Company.
Use of Consultants
Our Compensation Committee did not retain or otherwise use the services of a compensation consultant for the year ended December 31, 2018. The Compensation Committee may use the services of a compensation consultant in the future as it may determine in its discretion.
Elements of our Executive Compensation Program
The primary elements of our executive compensation program, which covers our NEOs as well as other officers and key executives of the Company, for the year ended December 31, 2018 were:

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
Given satisfactory performance evaluations and achievement of investor financial objectives, our goal is to manage NEO cash compensation (salary and annual cash bonus) within the range of competitive practice. The long-term incentive plan and equity compensation plan for certain members of management and outside directors, in combination with cash compensation, is intended to provide competitive total remuneration when investor objectives are realized, subject to the executives' and directors' continued employment with the Company. The combination of compensation plan elements provides for superior pay opportunities that are externally competitive and align with the business objectives of the Company while ensuring investors' objectives are achieved.
Further specifics with regard to each element of compensation are discussed in the sections below.
Base Salary
We pay our NEOs a base salary as fixed compensation for their time, efforts and commitments throughout the year. Salary levels are typically reviewed annually as part of our performance review process as well as upon a promotion or other change in job responsibility. Our review cycle for base salary increases for calendar year 2018 occurred from January to March.

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
Under the MIP, target bonus amounts for the year ended December 31, 2018 were based on a percentage of base salary, according to each NEO's level and overall job responsibilities, except for the $400,000 annual target bonus provided to Mr. Krivo and Mr. Nixon. This method of assigning each applicable NEO a MIP target bonus percentage is consistent with our compensation philosophy, as discussed within the “Executive Compensation Philosophy” section above. Actual incentive bonus compensation paid to each executive is reflected in column (f) of the “Summary Compensation Table” below, and further described below.
Specific target bonus percentages are set forth in the following table:

Covered NEO	Calendar Year	Annual Base Salary	Annual Target Bonus Percentage	Annual Target Bonus Amount
Mr. Krivo (1)	2018	$1,800,000	—%	$400,000
Mr. Kansky	2018	800,000	100%	800,000
Mr. Bockenstedt	2018	400,000	60%	240,000
Mr. Ford	2018	400,000	60%	240,000
Mr. Nixon	2018	1,700,000	—%	400,000

(1)	Under the terms of his employment agreement, Mr. Krivo is eligible to receive no less than 100% of his annual target bonus amount for calendar year 2018.
Bonuses are paid under the MIP based on the attainment of certain financial performance targets that were approved by our Compensation Committee, as set forth below. The corporate performance payout percentage for MIP payout was 168% of the target amount as of December 31, 2018. The Compensation Committee may, in its sole discretion, increase or reduce the amount of any individual award.
For the year ended December 31, 2018, the financial performance metrics for our eligible NEOs included adjusted earnings before interest, tax, depreciation and amortization (“Adjusted EBITDA”), orders and free cash flow. Each eligible NEO's bonus payout formula is based on performance metrics tied to our consolidated performance. Adjusted EBITDA is calculated by adjusting EBITDA for the items described below. We use Adjusted EBITDA as it provides a meaningful measure of operational performance on a consolidated basis because it eliminates the effects of period to period changes in taxes, costs associated with capital investments and interest expense, and adjusts for certain items as defined in our New Senior Credit Facility and Indenture, see “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Measures” for additional information. We established orders as a key measure, as it measures future revenue related to new business and growth to existing business and is consistent with our long-term strategic operational growth plan. We reward effective management of free cash flow as it is reflects how well we are managing the cash flows of our operating activities.
Bonuses earned by our NEOs under the MIP for performance for the year ended December 31, 2018, are reflected in column (f) of the “Summary Compensation Table” below. Our consolidated performance targets and actual results for the year ended December 31, 2018 were as follows:

Calendar Year Ended	Performance Metric	Performance Targets		Weighting of Performance Metrics	Actual Results
December 31, 2018	Adjusted EBITDA	$142.0	million	50%	$190.1	million
	Orders (1)	$2,200.0	million	30%	$2,228.3	million
	Free Cash Flow (2)	$52.5	million	20%	$137.2	million

(1)
Orders utilized for performance metric purposes are calculated as the funded and unfunded net changes to contract values, including exercised and unexercised options as of December 31, 2018. Estimated future task orders under IDIQ contracts are not considered Orders until the task orders are awarded.

(2)
Free cash flow utilized for performance metric purposes is calculated as cash flows from operating activities less purchased property and equipment and purchased software plus proceeds from the sale of property and equipment in calendar year 2018.

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
Equity Incentive Compensation
DynCorp Management LLC (“DynCorp Management”) maintains an Equity Incentive Plan to issue authorized classes of membership interests in DynCorp Management for the purpose of providing long-term equity compensation to certain members of management and outside directors. DynCorp Management granted Class B Interests to certain executives employed by Holdings and its subsidiaries, including Delta Tucker Holdings, Inc. Mr. Krivo, Mr. Kansky and Mr. Nixon were the only NEOs to receive new equity awards in calendar year 2017. The vesting of the awards was contingent upon the NEO’s consent to the terms and conditions set forth in the Class B Interests Agreements. There were no new grants issued to any of our members of management in calendar year 2018.
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
We offer term life insurance benefits to each of our NEOs, which is a benefit generally available to most U.S. based non-union employees. Mr. Krivo is provided with a supplemental term life insurance policy with a benefit payout amount of $4,500,000 and an annual premium of $7,430, pursuant to the terms of his employment agreement.
Employment Agreements and Post-Employment Benefits
Our Compensation Committee believes it generally to be in our best interests to design compensation programs that: (i) assist us in attracting and retaining qualified executive officers; (ii) provide certainty about the consequences of terminating certain executive officers’ employment; and (iii) most importantly, protect us by obtaining post-termination covenants. Mr. Krivo, Mr. Kansky and Mr. Nixon are the only current NEOs with employment agreements as of December 31, 2018. See further discussion in the Executive Compensation section below.
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
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
Our Compensation Committee consists of Brett Ingersoll, James Geisler, Chan Galbato, General Michael Hagee (USMC Ret.), Paul Miller, General John Tilelli (USA Ret.) and Lee Van Arsdale, none of whom were at any time during the year ended December 31, 2018 or at any other time, an officer or employee of the Company or any of our subsidiaries. James Geisler joined the Compensation Committee after ending his role as Interim CEO in July 2015. Mr. Ingersoll, Mr. Geisler, Mr. Galbato and Mr. Miller are Cerberus employees.

Pursuant to the terms of the COAC Agreement, Cerberus makes personnel available to us for the purpose of providing reasonably requested business advisory services. Consulting fees incurred for the years ended December 31, 2018, December 31, 2017 and December 31, 2016 totaled $0.3 million, $4.0 million and $5.8 million respectively. See Note 13 for additional information on the COAC Agreement.
COMPENSATION COMMITTEE REPORT
Our Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Disclosure and Analysis be included in this Report.
The Compensation Committee consists of:
W. Brett Ingersoll, Chairman
James E. Geisler
Chan W. Galbato
General Michael W. Hagee (USMC Ret.)
Paul H. Miller
General John H. Tilelli (USA Ret.)
Lee A. Van Arsdale

EXECUTIVE COMPENSATION
Summary Compensation
The following table sets forth information regarding compensation for the calendar year 2018, calendar year 2017, and calendar year 2016, awarded to, earned by or paid to our NEOs.

Name and Principal Position	Calendar/ Fiscal Year (1)	Salary ($)	Bonus ($) (2)	Stock (Equity) Awards ($) (3)	Non-Equity Incentive Plan Compensation ($) (4)	All Other Compensation ($) (5)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
George C. Krivo Chief Executive Officer	2018	1,800,000	—	—	672,000	44,131	2,516,131
	2017	221,538	125,000	92,907	660,000	1,201,510	2,300,955
	2016	—	—	—	—	1,318,025	1,318,025

William T. Kansky Senior Vice President, Chief Financial Officer	2018	800,000	—	—	1,344,000	423,780	2,567,780
	2017	800,000	—	56,678	1,320,000	439,821	2,616,499
	2016	800,000	—	—	960,000	615,562	2,375,562

Randall J. Bockenstedt President, DynLogistics	2018	388,727	100,767	—	403,200	42,708	935,402
	2017	302,301	100,767	—	329,207	39,149	771,424

Joseph M. Ford President, DynAviation	2018	386,539	108,500	—	403,200	7,266	905,505

Gregory S. Nixon Senior Vice President, Chief Administrative Officer, Chief Legal Officer and Corporate Secretary	2018	1,700,000	—	—	672,000	64,040	2,436,040
	2017	209,231	50,000	83,617	660,000	1,361,085	2,363,933
	2016	—	—	—	—	2,003,590	2,003,590

(1)	Information is not presented for Mr. Bockenstedt and Mr. Ford for the periods prior to the year of becoming NEOs.

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

(4)
The amounts reported in column (f) represent cash bonuses that were earned for calendar year 2018, calendar year 2017 and in calendar year 2016 pursuant to our MIP, which is discussed above under the heading “Incentive Bonus Compensation.”

(5)
The amount of each component of All Other Compensation reported in column (g) for each NEO is set forth in the “All Other Compensation” table below. Compensation for the services rendered by NEOs previously seconded to the Company by COAC is reflected in the All Other Compensation table.

All Other Compensation
The following table outlines perquisites and personal benefits provided to our NEOs in calendar year 2018, calendar year 2017, and calendar year 2016.

Name	Calendar/ Fiscal Year	Cerberus, COAC or Other Service Fees ($)	401(k) Matching Contributions ($) (1)	Professional Fees and Reimburse-ments ($)	Taxable Relocation ($)	Cost of Insurance Policies ($) (2)	Total Other Compensation ($)

Mr. Krivo	2018	—	5,538	8,118	—	30,475	44,131
	2017	1,189,541	—	3,693	—	8,276	1,201,510
	2016 (5)	1,300,000	—	—	—	18,025	1,318,025

Mr. Kansky (3)	2018	400,000	11,000	—	—	12,780	423,780
	2017	400,000	13,000	9,561	—	17,260	439,821
	2016	550,000	13,000	9,561	—	43,001	615,562

Mr. Bockenstedt (4)	2018	—	11,000	11,876	—	19,832	42,708
	2017	—	9,116	8,586	—	21,447	39,149

Mr. Ford (4)	2018	—	—	2,191	—	5,075	7,266

Mr. Nixon	2018	—	11,000	48,174	—	4,866	64,040
	2017	1,357,936	2,615	—	—	534	1,361,085
	2016 (6)	2,000,000	—	—	—	3,590	2,003,590

(1)	The Company provides a match for 401(k) in accordance with statutory limits and Company policy.

(2)
Represents the cost of Company-paid premiums, including term life insurance policies, for our NEOs and our NEOs' share of premiums for business travel accident policies paid on behalf of our NEOs. In 2018, the total value of term life insurance paid for Messrs. Krivo, Kansky, Bockenstedt, Ford and Nixon was $10,176, $1,642, $805, $797 and $2,660, respectively.

(3)
Mr. Kansky provides consulting services to Cerberus through an agreement for which the Company is not a party. The Company has included the amount paid by Cerberus to Mr. Kansky as a component of Mr. Kansky's calendar year 2018, calendar year 2017 and calendar year 2016 compensation.

(4)	Information is not presented for Mr. Bockenstedt and Mr. Ford for the periods prior to the year of becoming NEOs.

(5)	Included in Mr. Krivo's Cerberus, COAC or Other Service Fee compensation is a discretionary service fee payment for calendar year 2016.

(6)	Included in Mr. Nixon's Cerberus, COAC or Other Service Fee compensation is a discretionary service fee payment for calendar year 2016.

CEO Pay Ratio
As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the annual total compensation of our employees and the annual total compensation of George Krivo, our Chief Executive Officer (our “CEO”). For calendar year 2018:

•	The median of the annual total compensation of all employees of our company (other than our CEO) was $55,944.

•
The annual total compensation of our CEO was $2,516,131, which represents Mr. Krivo’s compensation reported in the “Total” column (column (h)) of our 2018 Summary Compensation Table included in this Form 10-K.

•	Based on this information, for calendar year 2018 the ratio of the annual total compensation of our CEO to the median of the annual total compensation of all employees was 45 to 1.
To identify the median of the annual total compensation of all our employees, we took the following steps:

•
We determined that, as of December 31, 2018, our employee population consisted of 13,200 personnel (as reported in Part I, Item 1, Business). This population consisted of our full-time and part-time employees, as we do not have temporary or seasonal workers. We selected December 31, 2018 as our identification date for determining our median employee because it enabled us to make such identification in a reasonably efficient and economic manner.

•
We used a consistently applied compensation measure to identify our median employee by comparing the amount of salary or wages, overtime, and bonuses for calendar year 2018 as reflected in our payroll records plus equity interest and all other items included in our All Other Compensation Table. We did not make any cost of living adjustments nor did we make any annualized adjustments to compensation for employees hired after January 1, 2018, in identifying the median employee. We combined all of the elements of such employee’s compensation for calendar year 2018 in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in annual total compensation of $55,944.

Grants of Plan-Based Awards in Calendar Year 2018
The following table sets forth information regarding grants of plan-based awards issued to our NEOs for the year ended December 31, 2018.

		Estimated future payouts under non-Equity Incentive Plan awards (2)			All Other Stock Awards: Number of Shares of Stock or Units (#) (1)	Grant Date Fair Value of Stock and Option Awards ($) (1)

Name	Grant Date (1)	Threshold ($)	Target ($)	Maximum ($)
Mr. Krivo (3)	—	400,000	400,000	800,000	—	—
Mr. Kansky	—	—	800,000	1,600,000	—	—
Mr. Bockenstedt	—	—	240,000	480,000	—	—
Mr. Ford	—	—	240,000	480,000	—	—
Mr. Nixon	—	—	400,000	800,000	—	—

(1)	No Class B Interests were granted in calendar year 2018.

(2)	Represents the applicable NEOs' eligibility to earn cash bonuses under our Management Incentive Plan.

(3)	Under the terms of his employment agreement, Mr. Krivo is eligible to receive no less than 100% of his annual target bonus for calendar year 2018.

Employment Agreements
As of December 31, 2018, we have existing employment agreements with Mr. Krivo, Mr. Kansky and Mr. Nixon. Mr. Krivo's and Mr. Nixon's employment agreements are effective November 1, 2017, are for an indefinite term of employment and are not subject to any renewal interval. Prior to that date, Mr. Krivo and Mr. Nixon were seconded executives. Mr. Kansky's employment agreement, originally effective August 1, 2010, is for a two year period, after which his agreement renews automatically in one year intervals.
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

Mr. Krivo's annual base salary was $1,800,000 as of December 31, 2018, as established in his employment agreement. Mr. Krivo was eligible, under our MIP program, to earn a target annual incentive bonus compensation of not less than $400,000 with the opportunity to earn a higher amount if performance target levels are met or exceeded (as reasonably determined by the Company's Board of Directors) and to participate in the non-qualified deferred compensation plan. Mr. Krivo was provided with a term life insurance policy with a benefit payout amount of $4,500,000 to Mr. Krivo's beneficiaries.
Mr. Kansky's annual base salary was $800,000 as of December 31, 2018, as established in his employment agreement. Mr. Kansky was eligible, under our MIP program, to earn a target annual incentive bonus compensation equal to 100% of his salary, with the opportunity to earn up to 200% of his base salary if certain performance levels are met or exceeded (as reasonably determined by the Company's Board of Directors). Additionally, Mr. Kansky earned consulting fees from Cerberus, related to an agreement for which the Company is not a party, of $400,000 in calendar year 2018.
Mr. Nixon's annual base salary was $1,700,000 as of December 31, 2018, as established in his employment agreement. Mr. Nixon was eligible, under our MIP program, to earn a target annual incentive bonus compensation of $400,000 with the opportunity to earn a higher amount if performance target levels are met or exceeded (as reasonably determined by the Company's Board of Directors) and to participate in the non-qualified deferred compensation plan.
The NEOs' employment agreements provide for payments in connection with certain terminations of employment, as described below in “Other Potential Post-Employment Payments.”

Equity Incentive Plan
In connection with the Equity Incentive Plan adopted in December 2013, DynCorp Management has granted Class B Interests to certain members of management and outside directors of Holdings and its subsidiaries, including Delta Tucker Holdings, Inc. as of December 31, 2018.
In calendar year 2017, DynCorp Management authorized and issued a grant of Class B Interests to Mr. Krivo, Mr. Kansky and Mr. Nixon. These Class B Interests vested 50% on the grant date and vested 50% on February 1, 2018. Mr. Krivo, Mr. Kansky and Mr. Nixon will each forfeit 100% of his Class B Interests if the Company terminates his employment for cause. During calendar year 2018, Messrs. Krivo, Kansky, Bockenstedt and Nixon were the only NEOs participating in the Equity Incentive Plan. Messrs. Krivo, Kansky and Nixon hold outstanding Class B Interests that vested in calendar years 2017 and 2018 and Mr. Bockenstedt also holds outstanding Class B Interests that vested in prior years. See Option Exercises and Stock Vested in Calendar Year 2018 table below and Note 10 to the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion.

Special Travel Accident Policies
Mr. Krivo and Mr. Bockenstedt were each provided with a special travel accident policy covering January 1, 2018 to December 31, 2018 each with a benefit payout amount of $3,000,000 and an annual premium of $18,000. None of Messrs. Kansky, Ford and Nixon were provided with a special travel accident policy during calendar year 2018.

Option Exercises and Stock Vested in Calendar Year 2018
The following table includes information regarding stock awards which vested during calendar year 2018.

	Stock Awards
Name	Number of shares acquired upon vesting (#)	Market value of shares realized upon vesting ($)
Mr. Krivo (1)	12,500	47,625
Mr. Kansky (1)	7,500	28,575
Mr. Bockenstedt	—	—
Mr. Ford	—	—
Mr. Nixon (1)	11,250	42,863

(1)
Represents the market value of the Class B Interests which fully vested as of February 1, 2018. These awards are intended to qualify as profits interests under Revenue Procedure 93-27. The value of the Class B Interests is based on future events and distributions, which cannot be determined as of this time. As of December 31, 2018, there were no outstanding equity awards held by our NEOs.

Pension Benefits and Nonqualified Deferred Compensation
The Company has a non-qualified unfunded and unsecured deferred compensation plan that is offered to certain members of management allowing for the deferral of salary and bonuses without the statutory limitations present in the 401(k) savings plan. As of the year ended December 31, 2018, there were no NEO participants in the Saving Plan.

Other Potential Post-Employment Payments
The following section describes the payments and benefits that would be provided to our NEOs in connection with any termination of employment, including resignation, involuntary termination, death, retirement, disability or a change in control to the extent occurring on December 31, 2018. The assumptions and methodologies that were used to calculate the amounts paid upon a termination of employment are set forth at the end of this section. Definitions are included below in the “Material Terms Defined.”
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
In the event that Mr. Krivo is terminated without Good Reason at any time during a change in control, we would provide the severance noted above.
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
Any reduction of the parachute payments would result in reductions to the following:

•	the cash incentive bonus or any other cash payment under any retention bonus agreement;

•	cash severance payments related to the executive's base salary and annual bonus; and

•	any other cash amount payable and any benefit valued as a parachute payment.
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
In the event that Mr. Nixon is terminated without Good Reason at any time during a change in control, we would provide the severance noted above.
Approximation of Other Potential Post-Employment Payments

This section quantifies the potential payments and benefits that would have been paid to Mr. Krivo, Mr. Kansky and Mr. Nixon upon a termination of their employment occurring on December 31, 2018. If they were terminated involuntarily without Cause or voluntarily terminated for Good Reason, they would receive cash severance payments equal to $4,400,000, $3,200,000 and $4,200,000, respectively.
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
Methodologies and Assumptions Used for Calculating Other Potential Post-Employment Payments
For purposes of calculating post-employment payments, we assume all change-of-control awards (payments under our equity plan and under our LTIP awards) are paid independent of the hypothetical termination of employment on December 31, 2018. The value of accelerated vesting under our equity plan upon termination of employment by the Company without cause or by the individual for good reason, prior to a change of control, is based upon the value tendered by the Company to repurchase the rights subsequent to their separation from the Company. There is no obligation for the Company to repurchase equity in the future.

DIRECTOR COMPENSATION
General
The Company has historically used a combination of cash and equity-based compensation to attract and retain qualified candidates to serve on the Board. In setting director compensation, the Board considers the significant amount of time that directors expend in fulfilling their duties as well as the skill-level required. The following information relates to the compensation of the directors for calendar year 2018.
In connection with the Equity Incentive Plan adopted in December 2013, by DynCorp Management, certain of the Company's Directors were granted Class B interests through the Equity Incentive Plan during prior years. Messrs. Geisler, Hagee, Miller and Tilelli hold some outstanding awards that were vested in prior years. No additional Class B interests were granted to the directors during calendar year 2018. See Note 10 to the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion.
Board Retainer and Fees
Messrs. Geisler, Hagee, Tilelli and Van Arsdale each received an annual retainer of $75,000, payable quarterly in arrears, as Directors of the Company. Messrs. Galbato, Ingersoll, Miller and Sanford are not paid by the Company for their services as a director due to their affiliation with Cerberus. Mr. Krivo did not receive payment as a Director of the Company during calendar year 2018.
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
Each of the three Cerberus non-affiliated members of our Compensation Committee and Mr. Geisler received an annual fee of $10,000, payable quarterly in arrears.
Director Compensation in Calendar Year 2018
The following table sets forth certain information with respect to the compensation we paid to our directors during calendar year 2018.

DIRECTOR COMPENSATION TABLE

Name (a)(1)	Fees Earned or Paid in Cash ($) (b)	Stock (Equity) Awards ($)(1) (c)	All Other Compensation ($) (d)	Total ($) (e)
James E. Geisler	105,000	—	—	105,000
Chan W. Galbato (2)	—	—	—	—
General Michael W. Hagee (USMC Ret.)	110,000	—	—	110,000
W. Brett Ingersoll (2)	—	—	—	—
Paul H. Miller (2)	—	—	—	—
Michael F. Sanford, Jr. (2)	—	—	—	—
General John H. Tilelli (USA Ret.)	110,000	—	—	110,000
Lee A. Van Arsdale	105,000	—	—	105,000
George C. Krivo (3)	—	—	—	—

(1)	No new stock awards were issued to any of our directors in calendar year 2018.

(2)
Mr. Galbato is Chief Executive Officer of Cerberus Operations and Advisory Company, LLC ("COAC"), and Mr. Ingersoll, Mr. Miller and Mr. Sanford are principals of Cerberus Capital Management, L.P. (“Cerberus”) which owns 100% of the Company. As Cerberus executives, Mr. Galbato, Mr. Ingersoll, Mr. Miller and Mr. Sanford are not paid by the Company for their services as directors or members of the committees.

(3)	Mr. Krivo, as Chief Executive Officer, was not paid by the Company for his service as director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
All of DynCorp International Inc.'s issued and outstanding common stock is owned by the Company, and all of the Company's issued and outstanding common stock is owned by our parent, Holdings. The following table sets forth information regarding the beneficial ownership of Holdings' common stock as of March 5, 2019 by (i) each person known to beneficially own more than 5% of the common stock of Holdings, (ii) each of our named executive officers, (iii) each member of our Board of Directors and (iv) all of our executive officers and members of our Board of Directors as a group. At March 5, 2019, there were approximately 100 shares of common stock of Holdings outstanding.
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
The persons named in the table below have sole voting and investment power with respect to all shares of common stock.

Name and Address of Beneficial Owner	Class A Common Stock	Percent of Class
5% Beneficial Owners:
Cerberus Capital Management, L.P. (1)	100	100%

Directors and Named Executive Officers:
James E. Geisler	—	—
Chan W. Galbato	—	—
General Michael W. Hagee (USMC Ret.)	—	—
W. Brett Ingersoll	—	—
Paul H. Miller	—	—
Michael F. Sanford, Jr.	—	—
General John H. Tilelli (USA Ret.)	—	—
Lee A. Van Arsdale	—	—
George C. Krivo	—	—
William T. Kansky	—	—
Randall J. Bockenstedt	—	—
Joseph M. Ford	—	—
Gregory S. Nixon	—	—

All Directors and Executive Officers as a Group (13 persons)	—	—

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Transactions with Related Persons
Since December 31, 2017, we have entered into certain transactions, summarized below, that exceeded $120,000 in amount and in which our related persons in general, our directors, executive officers and their immediate family members - had or would have a direct or indirect material interest.
Under the COAC Agreement between the Company and Cerberus, established at the time the Company was acquired by affiliates of Cerberus, we pay Cerberus consulting fees to provide us with reasonably requested business advisory services. We have five directors who are Cerberus employees: Messrs. Geisler, Galbato, Ingersoll, Miller and Sanford. The Company incurred a total of $0.3 million, $4.0 million and $5.8 million, in consulting fees under the COAC Agreement for the years ended December 31, 2018, December 31, 2017 and December 31, 2016, respectively and that are described in more detail under "Executive Compensation." For additional information on the COAC Agreement, see Note 13 to the Delta Tucker Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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
General Michael W. Hagee (USMC Ret.)
General John H. Tilelli (USA Ret.)
Lee A. Van Arsdale

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The following table presents the fees billed by Deloitte & Touche LLP, our independent auditors, for calendar year 2018 and calendar year 2017 for audit, audit-related, tax and other services.

Deloitte & Touche LLP	Calendar Year 2018	Calendar Year 2017
Audit Fees (1)	$2,118,373	$2,205,079
Audit-Related Fees (2)	273,498	158,807
Tax Fees (3)	6,165	38,026
All Other Fees (4)	1,848,805	5,330

(1)	Audit fees principally include fees for services related to the annual audit of the consolidated financial statements, reviews of our interim quarterly financial statements and other filings.

(2)
Audit-related fees principally include fees related to statutory audits and certain audit related procedures incurred in connection with the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) and ASU No. 2016-02, Leases (Topic 842).

(3)
Tax fees include domestic tax advisory services related to state and local taxes and international tax advisory services principally related to international tax return preparation and employment tax matters.

(4)	All other fees consists of due diligence related services in calendar year 2018 and subscription fees billed for the Deloitte Accounting Research Tool in calendar year 2018 and 2017.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(1) Financial Statements: The following consolidated financial statements and schedules of the Company are included in this report:
Delta Tucker Holdings, Inc.

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Statements of Operations for the years ended December 31, 2018, December 31, 2017 and December 31, 2016.

•	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2018, December 31, 2017 and December 31, 2016.

•	Consolidated Balance Sheets as of December 31, 2018 and December 31, 2017.

•	Consolidated Statements of Cash Flows for the years ended December 31, 2018, December 31, 2017 and December 31, 2016.

•	Consolidated Statements of Deficit for the years ended December 31, 2018, December 31, 2017 and December 31, 2016.

•	Notes to the Consolidated Financial Statements of Delta Tucker Holdings, Inc.
(2) Financial Statement Schedules:

•	Schedule I - Condensed Financial Information of Registrant.

•	Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2018, December 31, 2017 and December 31, 2016.
(3) Exhibits: The exhibits, which are filed with this Annual Report on Form 10-K or which are incorporated herein are set forth in the Exhibit Index.

Exhibit No.	Description
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
4.7
Supplemental Indenture No. 1, dated as of August 26, 2016, to the Second Lien Notes Indenture, among DynCorp International, Highground Global, Inc., Culpeper National Security Solutions LLC and Wilmington Trust, National Association, as trustee, to the Indenture (incorporated by reference to Exhibit 4.1 to Delta Tucker Holdings, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2016).

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

10.32	Employment Agreement, dated as of November 1, 2017, by and between DynCorp International, LLC and George Krivo.
10.33	Employment Agreement, dated as of November 1, 2017, by and between DynCorp International, LLC and Gregory S. Nixon
21.1*	List of subsidiaries of Delta Tucker Holdings, Inc.
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
ITEM 16. FORM 10-K SUMMARY.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELTA TUCKER HOLDINGS, INC.

/s/ George C. Krivo
George C. Krivo
Chief Executive Officer

Date:	March 19, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George C. Krivo	Chief Executive Officer and Director (Principal Executive Officer)	March 19, 2019
George C. Krivo

/s/ William T. Kansky	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 19, 2019
William T. Kansky

/s/ James E. Geisler	Non-executive Chairman of the Board of Directors	March 19, 2019
James E. Geisler

/s/ Chan W. Galbato	Director	March 19, 2019
Chan W. Galbato

/s/ General Michael W. Hagee	Director	March 19, 2019
General Michael W. Hagee (USMC Ret.)

/s/ W. Brett Ingersoll	Director	March 19, 2019
W. Brett Ingersoll

/s/ Paul H. Miller	Director	March 19, 2019
Paul H. Miller

/s/ Michael F. Sanford, Jr.	Director	March 19, 2019
Michael F. Sanford, Jr.

/s/ General John H. Tilelli	Director	March 19, 2019
General John H. Tilelli (USA Ret.)

/s/ Lee A. Van Arsdale	Director	March 19, 2019
Lee A. Van Arsdale