Form 10-Q
period 2019-03-31
Delta Tucker Holdings, Inc.
filed 2019-05-14
CIK 1514226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐    No  ☑
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes   ☑     No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☑
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A.	N/A.

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

•
changes in the demand for services that we provide or work awarded under our contracts, including without limitation, the Logistics Civil Augmentation Program IV ("LOGCAP IV") contract and any impact from the result of the LOGCAP IV re-compete ("LOGCAP V");

•	the outcome of future extensions on awarded contracts and the outcomes of re-competes on existing programs;

•	changes in the demand for services provided by our joint venture partners;

•	changes due to pursuit of new commercial business in the U.S. and abroad;

•	activities of competitors and the outcome of bid protests, including, without limitation, the protest against awards for LOGCAP V filed by the Company on April 22, 2019;

•	changes in significant operating expenses;

•	impact of lower than expected win rates for new business;

•	general political, economic, regulatory and business conditions in the U.S. or in other countries in which we operate;

•	acts of war or terrorist activities, including cyber security threats;

•	variations in performance of financial markets;

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

•
statements covering our business strategy, including those described in "Item 1A. Risk Factors" in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission ("SEC") on March 19, 2019 and other risks detailed from time to time in our reports filed with SEC.

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

PART I. FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS.

Delta Tucker Holdings, Inc.
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended
(Amounts in thousands)	March 31, 2019	March 31, 2018
Revenue	$480,785	$534,293
Cost of services	(419,467)	(465,423)
Selling, general and administrative expenses	(25,722)	(25,359)
Depreciation and amortization expense	(5,854)	(6,057)
Earnings from equity method investees	—	47
Operating income	29,742	37,501
Interest expense	(14,684)	(16,988)
Loss on early extinguishment of debt	(623)	(239)
Interest income	1,035	525
Other income, net	624	649
Income before income taxes	16,094	21,448
Provision for income taxes	(4,241)	(4,744)
Net income	11,853	16,704
Noncontrolling interests	(244)	(296)
Net income attributable to Delta Tucker Holdings, Inc.	$11,609	$16,408
See notes to unaudited condensed consolidated financial statements

Delta Tucker Holdings, Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended
(Amounts in thousands)	March 31, 2019	March 31, 2018
Net income	$11,853	$16,704
Other comprehensive income, net of tax:
Foreign currency translation adjustment	(50)	1
Other comprehensive income, before tax	(50)	1
Income tax benefit (expense) related to items of other comprehensive income (loss)	12	—
Other comprehensive income	(38)	1
Comprehensive income	11,815	16,705
Comprehensive income attributable to noncontrolling interests	(244)	(296)
Comprehensive income attributable to Delta Tucker Holdings, Inc.	$11,571	$16,409

See notes to unaudited condensed consolidated financial statements

Delta Tucker Holdings, Inc.
Unaudited Condensed Consolidated Balance Sheets

	As Of
(Amounts in thousands, except share data)	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$189,116	$203,797
Accounts receivable, net of allowances of $3,274 and $2,784 respectively	128,090	163,901
Contract assets	171,244	172,137
Prepaid expenses and other current assets	47,933	44,013
Total current assets	536,383	583,848
Property and equipment, net	21,441	22,058
Right-of-use assets	24,889	—
Goodwill	42,093	42,093
Tradenames, net	28,536	28,536
Other intangibles, net	27,638	32,867
Long-term deferred taxes	717	724
Other assets, net	8,665	8,173
Total assets	$690,362	$718,299
LIABILITIES
Current liabilities:
Current portion of long-term debt, net	$—	$17,073
Accounts payable	94,542	107,221
Accrued payroll and employee costs	79,240	95,806
Current portion of long-term lease liabilities	9,566	—
Contract liabilities	24,588	37,816
Accrued liabilities	47,528	59,650
Income taxes payable	19,605	21,820
Total current liabilities	275,069	339,386
Long-term debt, net	478,671	474,660
Long-term lease liabilities	27,570	—
Other long-term liabilities	3,732	10,553
Total liabilities	785,042	824,599
DEFICIT
Common stock, $0.01 par value – 1,000 shares authorized and 100 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	—	—
Additional paid-in capital	597,066	596,948
Accumulated deficit	(696,679)	(708,288)
Accumulated other comprehensive loss	(497)	(459)
Total deficit attributable to Delta Tucker Holdings, Inc.	(100,110)	(111,799)
Noncontrolling interests	5,430	5,499
Total deficit	(94,680)	(106,300)
Total liabilities and deficit	$690,362	$718,299
See notes to unaudited condensed consolidated financial statements

Delta Tucker Holdings, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended
(Amounts in thousands)	March 31, 2019	March 31, 2018
Cash flows from operating activities
Net income	$11,853	$16,704
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,786	6,820
Loss on early extinguishment of debt	623	239
Amortization of deferred loan costs and original issue discount	810	1,336
Allowance on accounts receivable and other noncash gains or losses	230	(560)
Revenue recognized on advanced payment	(10,552)	—
Operating lease expense	2,828	—
Other, including paid in kind interest	2,950	2,628
Changes in assets and liabilities:
Accounts receivable and contract assets	33,842	31,432
Prepaid expenses and other current assets	152	9,379
Accounts payable, accrued liabilities, lease liabilities and contract liabilities	(43,285)	(60,058)
Income taxes payable	(2,254)	129
Net cash provided by operating activities	3,983	8,049
Cash flows from investing activities
Purchase of property and equipment	(636)	(4,852)
Proceeds from sale of property and equipment	—	12
Purchase of software	(122)	(32)
Return of capital from equity method investees	1,530	1,450
Contributions to equity method investees	(1,530)	(200)
Net cash used in investing activities	(758)	(3,622)
Cash flows from financing activities
Payments on senior secured credit facility	(17,797)	(54,943)
Equity contribution from affiliates of Cerberus	100	100
Payment of dividends to noncontrolling interests	(209)	(311)
Net cash used in financing activities	(17,906)	(55,154)
Net increase (decrease) in cash, cash equivalents and restricted cash	(14,681)	(50,727)
Cash, cash equivalents and restricted cash, beginning of period	203,797	168,250
Cash, cash equivalents and restricted cash, end of period	$189,116	$117,523

Income taxes paid, net of receipts	$6,488	$4,887
Interest paid	$22,055	$23,388
See notes to unaudited condensed consolidated financial statements

Delta Tucker Holdings, Inc.
Unaudited Condensed Consolidated Statements of Deficit

(Amounts in thousands)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Deficit Attributable to Delta Tucker Holdings, Inc.	Noncontrolling Interest	Total Deficit
Balance at December 31, 2017	—	$—	$596,393	$(791,445)	$(404)	$(195,456)	$5,529	$(189,927)
Adjustment due to adoption of ASC 606	—	—	—	(1,340)	—	(1,340)	—	(1,340)
Share based compensation, net	—	—	56	—	—	56	—	56
Comprehensive income attributable to Delta Tucker Holdings, Inc.	—	—	—	16,408	1	16,409	296	16,705
Capital contribution	—	—	100	—	—	100	—	100
DIFZ financing, net of tax	—	—	24	—	—	24	—	24
Dividends declared to noncontrolling interests	—	—	—	—	—	—	(343)	(343)
Balance at March 31, 2018	—	$—	$596,573	$(776,377)	$(403)	$(180,207)	$5,482	$(174,725)

(Amounts in thousands)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Deficit Attributable to Delta Tucker Holdings, Inc.	Noncontrolling Interest	Total Deficit
Balance at December 31, 2018	—	$—	$596,948	$(708,288)	$(459)	$(111,799)	$5,499	$(106,300)
Share based compensation, net	—	—	(2)	—	—	(2)	—	(2)
Comprehensive income attributable to Delta Tucker Holdings, Inc.	—	—	—	11,609	(38)	11,571	244	11,815
Capital contribution	—	—	100	—	—	100	—	100
DIFZ financing, net of tax	—	—	20	—	—	20	—	20
Dividends declared to noncontrolling interests	—	—	—	—	—	—	(313)	(313)
Balance at March 31, 2019	—	$—	$597,066	$(696,679)	$(497)	$(100,110)	$5,430	$(94,680)
See notes to unaudited condensed consolidated financial statements

Delta Tucker Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 — Basis of Presentation and Accounting Policies
Calendar Year
Included in this Quarterly Report are our unaudited condensed consolidated statements of operations and comprehensive income for the three months ended March 31, 2019 and March 31, 2018, the related statements of deficit and cash flows for the three months ended March 31, 2019 and March 31, 2018 and the unaudited condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018.
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
Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, we believe that all disclosures are adequate and do not make the information presented misleading. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
In the opinion of management, normal recurring adjustments necessary to fairly present our financial position as of March 31, 2019 and December 31, 2018, the results of operations, and statements of comprehensive income, deficit and cash flows for the three months ended March 31, 2019 and March 31, 2018 have been included. The results of operations, and statements of comprehensive income, deficit and cash flows for the three months ended March 31, 2019 and March 31, 2018 are not necessarily indicative of the results to be expected for the full calendar year or for any future periods. We use estimates and assumptions required for preparation of the financial statements. The estimates are primarily based on historical experience and business knowledge and are revised as circumstances change. Our actual results may differ from these estimates. The unaudited condensed consolidated financial statements include the accounts of both our domestic and foreign subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
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
Our contracts contain promises to provide distinct goods or services to the customer which represent performance obligations and is the unit of account under ASU 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASC 606"). To determine the proper revenue recognition method, consideration is given as to whether a single contract should be accounted for as more than one performance obligation or whether two or more contracts should be combined and accounted for as one single performance obligation. For most of our contracts, the customer contracts with us to provide a significant service of integrating a complex set of tasks and deliverables into a single service solution. Hence, the entire contract is accounted for as one performance obligation. Less commonly, however, we may promise to provide distinct goods or services within a contract in which case we separate the contract into more than one performance obligation.
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
The preparation of the financial statements requires us to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. Our estimates and assumptions are reviewed periodically, and the effects of changes, if any, are reflected in the consolidated statements of operations in the period that they are determined. Changes in these estimates can occur over the life of a contract for a variety of reasons, including changes in scope, estimated incentive or award fees, cost estimates, level of effort and/or other assumptions impacting revenue or cost to perform a contract. Changes in contract estimates related to past performance are recognized in the period in which such changes are made for the inception to date effect of the changes. There were no material changes in contract estimates related to past performance during the three months ended March 31, 2019 and March 31, 2018. See Note 6 for further discussion.
Accounting Policies
There have been no material changes to our significant accounting policies from those described in our Annual Report on Form 10-K for the year ended December 31, 2018, except as described below.
Recently Adopted Accounting Standards
In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases ("ASC 842"), which supersedes the lease recognition requirements in ASC Topic 840, Leases ("ASC 840") and requires an entity to recognize right-of-use assets and lease liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosure. The Company adopted ASC 842 as of January 1, 2019 using the modified retrospective approach and, accordingly, periods prior to the adoption date of January 1, 2019 have not been recast for comparative purposes. The Company applied the provisions of ASC 842 to leasing arrangements existing at or entered into after the earliest comparative period presented in the financial statements. The adoption of ASC 842 resulted in the recognition of approximately $26.2 million of right of use assets, approximately $37.8 million of lease liabilities and no impact to retained deficit as of January 1, 2019. The difference between the right of use assets and lease liabilities recognized as of January 1, 2019, was primarily due to the treatment of prepaid rent, accrued rent and tenant improvement allowances associated with our operating leases. See Note 9 for the required disclosures related to the impact of adopting this standard.
In February 2018, the FASB issued ASU No. 2018-02, Reporting Comprehensive Income - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income to help businesses and other organizations present some effects from the Tax Act’s reduction in the corporate tax rate in their income statements. ASU 2018-02 gives the option of reclassifying what are called the “stranded” tax effects within accumulated other comprehensive income (loss) to retained earnings (deficit) during each fiscal year or quarter in which the effect of the lower tax rate is recorded. ASU 2018-02 instructs businesses and other organizations to provide a disclosure in their financial statement footnotes that describes the accounting policy they used to release the income tax effects from accumulated other comprehensive income (loss), whether they are reclassifying the stranded income tax effects from the Tax Act, and information about the other effects on taxes from the reclassification. The update is effective for fiscal years beginning after December 15, 2018, and the interim periods in those years, and early adoption is permitted. The Company adopted ASU 2018-02 during the first quarter of calendar year 2019. The adoption of this guidance did not have a material impact on our consolidated financial statements or disclosures.
In August 2018, the SEC issued SEC Final Rule Release No. 33-10532, Disclosure Update and Simplification, which amends certain of its disclosure requirements and is intended to facilitate the disclosure of information to investors and simplify compliance without significantly altering the total mix of information provided to investors. The final rule includes a requirement to provide an analysis of changes in stockholders’ deficit for the current and comparative year-to-date interim periods in interim reports. The final rule is effective for all filings submitted on or after November 5, 2018. The Company adopted the guidance on the presentation of changes in the statements of deficit during the first quarter of calendar year 2019.
Recently Issued Accounting Developments

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
Other accounting standards updates effective after March 31, 2019 are not expected to have a material effect on our consolidated financial position or results of operations and cash flows for the period ended March 31, 2019.

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
As it relates to disclosing the remaining performance obligations, the Company is electing the practical expedient on not disclosing remaining performance obligations as the Company's performance obligations, with one exception, have an original expected duration of one year or less. The contract exception relates to a contract executed during the second quarter of calendar year 2018, which has a 30 month term and a remaining performance obligation of $191.0 million as of March 31, 2019. We expect to recognize approximately 62% and 100% of our March 31, 2019 backlog as revenue over the next 12 and 24 months, respectively. In addition, during the second quarter of calendar year 2018, we received a $45.1 million advance payment on this contract, which is included in Contract liabilities, net of revenue recognized through March 31, 2019.

Disaggregation of Revenue
The following tables represent revenues disaggregated by customer-type and contract-type and include a reconciliation of the disaggregated revenue with reportable segments for the three months ended March 31, 2019 and March 31, 2018:

	Three months ended March 31, 2019
(Amounts in thousands)	DynAviation	DynLogistics	Headquarters / Other	Total
Customer
DOD	$215,350	$209,820	$—	$425,170
DOS	359	34,868	—	35,227
Other	8,662	11,831	(105)	20,388
Total revenue	$224,371	$256,519	$(105)	$480,785

Contract Type
Fixed-Price	$103,469	$84,996	$(41)	$188,424
Time-and-Materials	20,633	1,850	(5)	22,478
Cost-Reimbursement	100,269	169,673	(59)	269,883
Total revenue	$224,371	$256,519	$(105)	$480,785

	Three months ended March 31, 2018
(Amounts in thousands)	DynAviation	DynLogistics	Headquarters / Other	Total
Customer
DOD	$241,975	$183,649	$—	$425,624
DOS	58,495	31,914	—	90,409
Other	16,762	1,961	(463)	18,260
Total revenue	$317,232	$217,524	$(463)	$534,293

Contract Type
Fixed-Price	$143,407	$80,766	$(194)	$223,979
Time-and-Materials	20,487	1,157	(19)	21,625
Cost-Reimbursement	153,338	135,601	(250)	288,689
Total revenue	$317,232	$217,524	$(463)	$534,293

Note 3 — Composition of Certain Financial Statement Captions
The following tables present financial information of certain consolidated balance sheet captions.
Prepaid expenses and other current assets

	As Of
(Amounts in thousands)	March 31, 2019	December 31, 2018
Prepaid expenses	$35,163	$40,446
Inventories, net	1,184	1,051
Joint venture receivables	34	31
Other current assets	11,552	2,485
Total prepaid expenses and other current assets	$47,933	$44,013
Prepaid expenses include prepaid insurance, prepaid vendor deposits, and prepaid rent, none of which individually exceed 5% of current assets. The change in prepaid expenses is primarily due to the timing of insurance payments. Inventory is valued at the lower of cost or net realizable value. The change in other current assets is primarily due to a tenant improvement allowance receivable.
Property and equipment, net

	As Of
(Amounts in thousands)	March 31, 2019	December 31, 2018
Aircraft	$4,096	$4,126
Computers and related equipment	10,326	9,952
Leasehold improvements	17,322	16,982
Office furniture and fixtures	3,394	3,375
Vehicles	14,829	14,700
Gross property and equipment	49,967	49,135
Less accumulated depreciation	(28,526)	(27,077)
Total property and equipment, net	$21,441	$22,058
As of March 31, 2019 and December 31, 2018, Property and equipment, net, included the accrual for property additions of $0.5 million and $0.2 million, respectively. Depreciation expense, including certain depreciation amounts classified as Cost of services, was $1.5 million and $1.7 million during the three months ended March 31, 2019 and March 31, 2018, respectively.
Other assets, net

	As Of
(Amounts in thousands)	March 31, 2019	December 31, 2018
Investment in affiliates	$1,349	$1,349
Palm promissory note, long-term portion	1,489	1,568
Other	5,827	5,256
Total other assets, net	$8,665	$8,173
Accrued payroll and employee costs

	As Of
(Amounts in thousands)	March 31, 2019	December 31, 2018
Wages, compensation and other benefits	$59,587	$79,349
Accrued vacation	18,299	15,302
Accrued contributions to employee benefit plans	1,354	1,155
Total accrued payroll and employee costs	$79,240	$95,806
Accrued liabilities

	As Of
(Amounts in thousands)	March 31, 2019	December 31, 2018
Customer liabilities	$8,895	$9,435
Accrued insurance	12,334	11,424
Accrued interest	11,938	23,471
Unrecognized tax position	3,293	—
Contract losses	1,263	1,608
Legal reserves	4,850	4,743
Other	4,955	8,969
Total accrued liabilities	$47,528	$59,650
Customer liabilities represent amounts due back to a customer. Contract losses represent our best estimate of forward losses using currently available information and could change in future periods as new facts and circumstances emerge. Changes to the provision for contract losses are presented in Cost of services on our Statement of Operations. Legal matters include reserves related to various lawsuits and claims. See Note 10 for further discussion. Other is comprised primarily of accrued rent and workers' compensation related claims and other balances that are not individually material to the consolidated financial statements.
Other long-term liabilities
As of March 31, 2019 and December 31, 2018, Other long-term liabilities were $3.7 million and $10.6 million, respectively. Other long-term liabilities are primarily due to our long-term incentive bonus plan and nonqualified unfunded deferred compensation plan of $2.1 million and $3.0 million as of March 31, 2019 and December 31, 2018, respectively. Other long-term liabilities included an uncertain tax benefit of $3.5 million as of December 31, 2018 that is presented as a current liability within Accrued liabilities as of March 31, 2019. See Note 5 for further discussion.

Note 4 — Goodwill and Other Intangible Assets
We have two operating and reporting segments which provide services domestically and in foreign countries primarily under contracts with the U.S. government: DynAviation and DynLogistics. Each operating and reportable segment is its own reporting unit and only the DynLogistics reporting unit had a goodwill balance as of March 31, 2019, which we assess for potential goodwill impairment. The carrying amount of goodwill for DynLogistics was $42.1 million as of both March 31, 2019 and December 31, 2018.
We assess goodwill and other intangible assets with indefinite lives for impairment annually in October or when an event occurs or circumstances change that would suggest a triggering event. If a triggering event is identified, a goodwill impairment test is performed to identify any possible impairment in the period in which the event is identified.
In connection with our annual assessment of goodwill during the fourth quarter of each year, we update our key assumptions, including our forecasts of revenue and income for each reporting unit. The projections for these reporting units include significant estimates related to new business opportunities. If we are unsuccessful in obtaining these opportunities in 2019, a triggering event could be identified and a goodwill impairment test would be performed to identify any possible goodwill impairment in the period in which the event is identified. There can be no assurance that the estimates and assumptions regarding forecasted earnings and cash flows, the period of strength of the U.S. defense spending, and other inputs used in forecasting the present value of forecasted cash flows will prove to be accurate projections of future performance.
During the three months ended March 31, 2019, we did not have a triggering event in any of our reporting units. Subsequent to the three months ended March 31, 2019, the Company learned that its pursuit of the LOGCAP IV re-compete ("LOGCAP V") within the DynLogistics reporting unit and segment was unsuccessful. The reporting unit, which has total goodwill of $42.1 million, considered projected revenue and gross margin estimates related to the renewal of this contract, known cash flows from awarded contracts and the cushion between the fair value and carrying value of the reporting unit as of December 31, 2018. Based on the factors above, there is no expectation of impairment.
Amortization expense for customer-related intangibles, other intangibles and finite-lived tradenames was $5.3 million and $5.1 million for the three months ended March 31, 2019 and March 31, 2018, respectively. Other intangibles are primarily representative of our capitalized software which had a net carrying value of $1.4 million and $1.5 million as of March 31, 2019 and December 31, 2018, respectively.
Estimated aggregate future amortization expense for finite lived assets subject to amortization are $16.1 million for the nine months ending December 31, 2019, $11.3 million in 2020, $0.2 million in 2021 and $0.0 million in 2022, 2023 and thereafter.

Note 5 — Income Taxes
In 2017, the President of the United States signed into law the Tax Cuts and Jobs Act ("Tax Act") which amends the Internal Revenue Code to reduce tax rates and modify policies, credits, and deductions for individuals and businesses. For businesses, the Tax Act creates limitations on interest expense deductions (if certain conditions apply) and reduces the corporate federal tax rate from a maximum of 35% to a flat 21% rate. The Company is required to value its deferred tax assets and liabilities applying the rates prescribed by the enacted law for the period in which such deferred tax assets and liabilities are expected to reverse. Specific impacts of the Tax Act are discussed below.
The domestic and foreign components of Income before income taxes are as follows:

	Three Months Ended
(Amounts in thousands)	March 31, 2019	March 31, 2018
Domestic	$13,198	$21,433
Foreign	2,896	15
Income before income taxes	$16,094	$21,448
Non-current deferred tax assets, net, was $0.7 million as of March 31, 2019 and December 31, 2018.
Our effective tax rate ("ETR") was 26.4% and 22.1% for the three months ended March 31, 2019 and March 31, 2018, respectively. For the three months ended March 31, 2019, the ETR was primarily driven by a fluctuation in the valuation allowance and the mix of income earned in foreign jurisdictions.
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
While we anticipate that the Tax Act will result in the Company enhancing its ability to recognize existing deferred tax assets in the future, the Company also anticipates that the Tax Act will create new deferred tax assets that will be subject to future valuation allowance. As such, the Company will remain in a valuation allowance on most domestic deferred tax assets for the period ended March 31, 2019 but will assess the need for valuation allowance each period. As of March 31, 2019 and December 31, 2018, our valuation allowance was $58.0 million.
As of March 31, 2019 and December 31, 2018, we had $4.2 million of total unrecognized tax benefits of which $2.7 million would impact our effective tax rate if recognized. We expect the unrecognized tax benefit and any related interest or penalties to be settled within the next twelve months.
During the three months ended March 31, 2019, we made no estimated federal income tax payments. All of our income taxes paid or refunds received during the three months ended March 31, 2019 were related to state or foreign jurisdictions.
During the year ended December 31, 2018, a tax assessment from the Saudi Arabia Tax Authority ("GAZT") was received, seeking approximately $7.7 million in taxes and penalties specific to an existing audit of a branch location for periods between 2002 to 2013. We filed an initial appeal on the assessment with the GAZT, and we previously established an accrual for the more likely than not amount of the estimated tax liability. We will continue to monitor and revise the liability accordingly.

Note 6 — Contract Balances
Our contract balances consist of accounts receivable, contract assets and contract liabilities.
Contract assets primarily consist of unbilled receivables which represent rights to consideration for work completed but not billed as of the reporting date. The balance of unbilled receivables consists of costs and fees that are: (i) billable immediately; (ii) billable on contract completion; or (iii) billable upon other specified events, such as the resolution of a request for equitable adjustment or formal claim. Contract assets as of March 31, 2019 and December 31, 2018 include $39.1 million and $25.9 million, respectively, related to costs incurred on projects for which we are awaiting final funding, definitization or other contract actions in order for us to bill our customer. As of March 31, 2019 and December 31, 2018, we had one contract claim outstanding totaling $2.8 million, net of reserves. We do not believe we have significant exposure to credit risk as our receivables are primarily with the U.S. government.
Contract liabilities represent advanced payments, billings in excess of costs and earnings, and deferred revenue amounts. These current and noncurrent contract liabilities are transferred to contract assets once the performance progress has occurred. Contract assets and liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period.
Our contract balances consisted of the following:

(Amounts in thousands)	March 31, 2019	December 31, 2018	$ Change
Accounts receivable, net of allowances	$128,090	$163,901	$(35,811)
Contract assets	171,244	172,137	(893)
Contract liabilities	24,588	37,816	(13,228)
During the three months ended March 31, 2019:

•
we increased Contract assets by $465.6 million due to the recognition of revenue in the first quarter of calendar year 2019, which included adjustments for changes in estimates arising from a change in the measure of progress, a change in an estimate of the transaction price or contract modifications;

•	we reclassified $466.7 million of Contract assets to Accounts receivable when the right to consideration became unconditional;

•	we recognized revenue of $15.1 million related to our Contract liabilities as of December 31, 2018.
During the three months ended March 31, 2018:

•
we increased Contract assets by $534.3 million due to the recognition of revenue in the first quarter of calendar year 2018, which included adjustments for changes in estimates arising from a change in the measure of progress, a change in an estimate of the transaction price or contract modifications;

•	we reclassified $527.0 million of Contract assets to Accounts receivable when the right to consideration became unconditional;

•	we recognized revenue of $0.2 million related to our Contract liabilities as of January 1, 2018 (the date of adoption of ASC 606).
Our allowance for doubtful accounts was $3.3 million as of March 31, 2019 compared to $2.8 million as of December 31, 2018, an increase primarily due to an additional reserve on a DynAviation contract.

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
Fair Value of Financial Instruments
Our financial instruments include cash and cash equivalents, accounts receivable, contract assets, accounts payable, contract liabilities and borrowings. Because of the short-term nature of cash and cash equivalents, accounts receivable, contract assets, accounts payable and contract liabilities, the fair value of these instruments approximates the carrying value.
Our estimate of the fair value of our 11.875% senior secured second lien notes (the "Second Lien Notes") and New Senior Credit Facility (as defined in Note 8) is based on Level 1 and Level 2 inputs, as defined above. Our estimate of the fair value of our Cerberus 3L Notes (as defined in Note 8) is based on Level 3 inputs, as defined above. We used the following techniques in determining the fair value disclosed for the Cerberus 3L Notes classified as Level 3. The fair value as of March 31, 2019 has been calculated by discounting the expected cash flows using a discount rate of 9.7%. This discount rate is determined using the Moody's credit rating for the Second Lien Notes and reducing the rating one level lower for the Cerberus 3L Notes as they are subordinated to the Second Lien Notes.

	As Of
	March 31, 2019		December 31, 2018
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
11.875% senior secured second lien notes	$387,598	$394,866	$384,713	$398,178
Term loan	59,546	58,950	77,343	76,569
Cerberus 3L notes	34,521	24,650	34,104	24,352
Total indebtedness	481,665	478,466	496,160	499,099
Less current portion of long-term debt	—	—	(17,797)	(12,616)
Total long-term debt	$481,665	$478,466	$478,363	$486,483

Note 8 — Debt
Debt consisted of the following:

	As of March 31, 2019
(Amounts in thousands)	Carrying Amount	Original Issue Discount on Term Loan	Deferred Financing Costs, Net	Carrying Amount less Original Issue Discount on Term Loan and Deferred Financing Costs, Net
11.875% senior secured second lien notes	$387,598	$—	$(674)	$386,924
Term loan	59,546	(1,743)	(516)	57,287
Cerberus 3L notes	34,521	—	(61)	34,460
Total indebtedness	481,665	(1,743)	(1,251)	478,671
Less current portion of long-term debt, net (1)	—	—	—	—
Total long-term debt, net	$481,665	$(1,743)	$(1,251)	$478,671

(1)	The carrying amount of the current portion of long-term debt as of March 31, 2019 includes the Revolver (as defined below). As of March 31, 2019, there were no amounts borrowed under the Revolver.

	As of December 31, 2018
(Amounts in thousands)	Carrying Amount	Original Issue Discount on Term Loan	Deferred Financing Costs, Net	Carrying Amount less Original Issue Discount on Term Loan and Deferred Financing Costs, Net
11.875% senior secured second lien notes	$384,713	$—	$(774)	$383,939
Term loan	77,343	(2,704)	(886)	73,753
Cerberus 3L notes	34,104	—	(63)	34,041
Total indebtedness	496,160	(2,704)	(1,723)	491,733
Less current portion of long-term debt, net (2)	(17,797)	622	102	(17,073)
Total long-term debt, net	$478,363	$(2,082)	$(1,621)	$474,660

(2)
The carrying amount of the current portion of long-term debt as of December 31, 2018 includes the Revolver. As of December 31, 2018, there were no amounts borrowed under the Revolver. The carrying amount of the current portion of long-term debt as of December 31, 2018 includes our Excess Cash Flow (as defined in Amendment No. 5 (as defined below)) payment of $17.8 million, which was paid on March 19, 2019.

The original issue discount on the Term Loan facility under the New Senior Credit Facility (the "Term Loan") and deferred financing costs are amortized through interest expense. Amortization related to the original issue discount was $0.4 million and $0.9 million during the three months ended March 31, 2019 and March 31, 2018, respectively. Amortization related to deferred financing costs was $0.4 million and $0.5 million during the three months ended March 31, 2019 and March 31, 2018.
The original issue discount on the Term Loan and deferred financing costs for the three months ended March 31, 2019 were reduced by $0.6 million related to the pro rata write-off of the original issue discount on the Term Loan and deferred financing costs to loss on early extinguishment of debt as a result of the $17.8 million Excess Cash Flow principal payment on March 19, 2019. Deferred financing costs for the three months ended March 31, 2018 were reduced by $0.2 million related to the pro rata write-off of deferred financing costs to loss on early extinguishment of debt as a result of the $54.9 million Excess Cash Flow principal payment made on the Term Loan on March 21, 2018.
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

As of March 31, 2019, the New Senior Credit Facility provided for the following:

•	a $59.5 million Term Loan;

•	a $85.8 million class B revolving facility (the "Revolver"); and

•
up to $15.0 million in incremental revolving facilities provided by and at the discretion of certain non-debt fund affiliates that are controlled by Cerberus (as defined herein), which shall rank pari passu with, and be on the same terms as, the Revolver.

As of March 31, 2019 and December 31, 2018, the available borrowing capacity under the New Senior Credit Facility was approximately $66.5 million and included $19.3 million in issued letters of credit. Amounts borrowed under the Revolver are used to fund operations. As of March 31, 2019 and December 31, 2018 there were no amounts borrowed under the Revolver. The Term Loan matures on July 7, 2020.
Our cash flow from operations is heavily dependent upon billing and collection of our accounts receivable and access to our Revolver, which is dependent upon our meeting financial and non-financial covenants. The Revolver matures on July 7, 2019, so our cash flows from operations is also dependent on our ability to refinance or obtain a new revolving facility and our future financial strength. The Company is in the process of evaluating its refinancing and new credit facility opportunities.
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
As of March 31, 2019 and December 31, 2018, the applicable interest rate on the Term Loan was 8.48% and 8.47%, respectively.
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
The applicable interest rate for our letter of credit subfacility was 5.50% as of March 31, 2019 and December 31, 2018, respectively. The applicable interest rate for our unused commitment fees was 0.50% as of March 31, 2019 and December 31, 2018.
Principal Payments
The credit agreement governing the New Senior Credit Facility contains an annual requirement to submit a portion of our Excess Cash Flow, as defined in the credit agreement, within five business days of filing annual financial statements, as additional principal payments.
Based on our annual financial results for the years ended December 31, 2018 and 2017, we made additional principal payments as required under the Excess Cash Flow provisions of the New Senior Credit Facility of $17.8 million on March 19, 2019 and $54.9 million on March 21, 2018. Certain other transactions can trigger mandatory principal payments such as tax refunds, a disposition of a portion of our business or a significant asset sale. We had no such transactions during the three months ended March 31, 2019 or March 31, 2018.
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
Covenants and Other Terms
The New Senior Credit Facility contains a number of financial, as well as non-financial, affirmative and negative covenants that we believe are usual and customary. Among other things, the New Senior Credit Facility requires us to maintain a maximum total leverage ratio and a minimum interest coverage ratio. The total leverage ratio is the ratio of Consolidated Total Debt, as defined in Amendment No. 5 (which definition excludes debt under the Cerberus 3L Notes), less unrestricted cash and cash equivalents (up to $75.0 million) to Consolidated EBITDA, as defined in Amendment No. 5, for the applicable period. The maximum total leverage ratio was 4.75 to 1.0 for the period ended March 31, 2019. The interest coverage ratio is the ratio of Consolidated EBITDA to Consolidated Interest Expense, as defined in Amendment No. 5 (which provides that interest expense with respect to the Cerberus 3L Notes is excluded). The minimum interest coverage ratio was 1.70 to 1.0 for the period ended March 31, 2019.
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
As of March 31, 2019 and December 31, 2018, we were in compliance with our financial maintenance covenants under the New Senior Credit Facility. We expect, based on current projections and estimates, to be in compliance with our covenants in the New Senior Credit Facility (including our financial maintenance covenants), and the covenants in the Second Lien Notes and the Cerberus 3L notes, further discussed below, for the next twelve months.
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
PIK Interest converted into the carrying amount of the Second Lien Notes during the three months ended March 31, 2019 and March 31, 2018 was $2.9 million and $2.8 million, respectively. PIK Interest accrued on the Second Lien Notes was $1.4 million and $2.9 million as of March 31, 2019 and December 31, 2018, respectively.
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

Interest Rate and Fees
The interest rate per annum applicable to the Cerberus 3L Notes is 5.00%, payable in kind on a quarterly basis. During both the three months ended March 31, 2019 and March 31, 2018, PIK Interest converted into the carrying amount of the Cerberus 3L Notes was $0.4 million.

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

Debt Maturity Schedule

The following table represents our contractual maturity schedule associated with our debt as of March 31, 2019:

	Calendar Years (1)
(Amounts in thousands)	2019	2020	2021	2022	2023	Thereafter	Total
11.875% senior secured second lien notes	$—	$387,598	$—	$—	$—	$—	$387,598
Term loan	—	59,546	—	—	—	—	59,546
Cerberus 3L notes	—	—	—	—	—	34,521	34,521
Total debt	$—	$447,144	$—	$—	$—	$34,521	$481,665

(1)	As of March 31, 2019, there were no amounts outstanding under the Revolver.

Note 9 — Leases
In February 2016, the FASB issued ASC 842, which supersedes the lease recognition requirements in ASC 840. The core principle of the new standard is that a company should recognize right-of-use assets and lease liabilities arising from financing and operating leases. We adopted ASC 842 as of January 1, 2019 using the modified retrospective approach without restatement of comparative periods. The cumulative effect of applying ASC 842 to our Condensed Consolidated Balance Sheet as of January 1, 2019 was an increase to right-of use assets of $26.2 million, lease liabilities of $37.8 million and a tenant improvement allowance receivable within Other current assets of $6.8 million offset by a reduction to prepaid rent of $2.0 million, accrued rent within Accrued liabilities of $3.4 million, and tenant improvement allowances of $3.4 million. Included in the amounts above are the Fort Worth lease agreements which commenced on January 1, 2019 and consisted of $6.0 million of right-of-use assets, $6.8 million of tenant improvement allowance receivables and $12.8 million of lease liabilities. The Company does not have financing leases.
We lease certain office space, warehouses, housing, equipment and vehicles. These leases are either non-cancelable, cancelable only by the payment of penalties or cancelable upon notice provided. All lease payments are based on the lapse of time and certain leases are subject to annual escalations for increases in base rents. The Company's lease term includes options to extend or terminate the lease when it is reasonably certain that we will exercise that option. We have no significant long-term purchase agreements with service providers and our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
Short-Term Leases
We have elected the practical expedient for short-term lease recognition exemption by class of underlying asset which results in off-balance sheet accounting for leases with an initial term of 12 months or less (“short-term leases”). We recognize those lease payments in the unaudited condensed consolidated statements of operations on a straight-line basis over the lease term. We also elected a package of practical expedients permitted under ASC 842 which allows the carry forward of historical lease classifications. The Company’s material leases previously classified as operating leases under ASC 840 are classified as short-term leases under ASC 842.
Short-term lease rental expense was $13.0 million for the three months ended March 31, 2019. Minimum fixed rental payments non-cancelable for short-term leases in effect as of March 31, 2019, are as follows:

Calendar Year	Real Estate (1)	Equipment (2)	Total
	(Amounts in thousands)
2019	$4,257	$7,400	$11,657
2020	11	—	11
Total	$4,268	$7,400	$11,668
(1) Real estate includes office space, warehouses and housing.
(2) Equipment includes equipment and vehicles.
Operating Leases
The Company's operating leases primarily include our material leases of buildings (consisting primarily of our corporate office lease commitments) and equipment and a limited number of embedded leases primarily associated with real estate, equipment and vehicles in certain contracts with an initial term of 12 months or longer. These leases are classified as operating leases and are recognized as right-of-use assets and lease liabilities on the balance sheet.
The following tables present selected financial information for operating leases as of March 31, 2019:

Operating Leases
(Amounts in thousands)	March 31, 2019
Assets
Right-of-use leased assets	$24,889
Total leased assets	$24,889

Liabilities
Current portion of long-term lease liabilities	$9,566
Long-term lease liabilities	27,570
Total lease liabilities	$37,136

Maturity of Lease Liabilities
(Amounts in thousands)	Operating Leases
Remainder of 2019	$8,623
2020	8,739
2021	6,749
2022	5,906
2023	5,512
Thereafter	15,469
Total lease payments	$50,998
Less: Net present value adjustment	(13,862)
Present value of lease liabilities	$37,136

Lease Term and Discount Rate	March 31, 2019
Weighted-average remaining lease term (years)	4.5
Weighted-average discount rate (1)	10.00%
(1) As most of the Company's operating leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.
The following tables present selected financial information for the three months ended March 31, 2019:

Lease Cost		Three Months Ended March 31, 2019
(Amounts in thousands)	Classification	Real Estate	Equipment	Total
Operating lease cost	Cost of services	$1,026	$151	$1,177
	Selling, general and administrative expenses	1,272	21	1,293
Sublease income (1)	Other income, net	(331)	—	(331)
Net lease cost		$1,967	$172	$2,139
(1) We sublease certain real estate to third parties.
Lease rental expense was $10.6 million for the three months ended March 31, 2018.

Other Information	Three Months Ended
(Amounts in thousands)	March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating lease payments	$(1,791)
Leased assets obtained in exchange for new lease liability	224

As of December 31, 2018, the minimum fixed rental payments on non-cancelable leases totaled a cumulative $31.1 million. The Fort Worth lease agreements which commenced on January 1, 2019 were not included in this amount as of December 31, 2018.

Note 10 — Commitments and Contingencies
Commitments
See Note 9 for further discussion on our lease commitments.
Contingencies
General Legal Matters
We are involved in various lawsuits and claims that arise in the normal course of business. We have established reserves for matters in which it is believed that losses are probable and can be reasonably estimated. Reserves related to these matters have been recorded in Other accrued liabilities totaling approximately $4.9 million and $4.7 million as of March 31, 2019 and December 31, 2018, respectively. We believe that appropriate accruals have been established for such matters based on information currently available; however, some of the matters may involve compensatory, punitive, or other claims or sanctions that, if granted, could require us to pay damages or make other expenditures in amounts that could not be reasonably estimated at March 31, 2019. These accrued reserves represent the best estimate of amounts believed to be our liability in a range of expected losses. In addition to matters that are considered probable and that can be reasonably estimated, we also have certain matters considered reasonably possible. Other than matters disclosed below, we believe the aggregate range of possible loss related to matters considered reasonably possible was not material as of March 31, 2019. Litigation is inherently unpredictable and unfavorable resolutions could occur. Accordingly, it is possible that an adverse outcome from such proceedings could (i) exceed the amounts accrued for probable matters; or (ii) require a reserve for a matter we did not originally believe to be probable or could be reasonably estimated. Such changes could be material to our financial condition, results of operations and cash flows in any particular reporting period. Our view of the matters not specifically disclosed could possibly change in future periods as events thereto unfold.
Pending Litigation and Claims
On February 24, 2012, we were advised by the Department of Justice Civil Litigation Division (the "Civil Division”) that they are conducting an investigation regarding the Civilian Police ("CivPol") and Department of State Advisor Support Mission ("DASM") contracts in Iraq and Corporate Bank, a former subcontractor. The issues include allowable hours worked under a specific task order and invoices to the Department of State for certain hotel leasing, labor rates and overhead within the 2003 to 2008 timeframe. Since 2012, the Company has been in discussions with the Civil Division, and has been cooperating with the Civil Division’s requests for information. On July 19, 2016, the Civil Division filed a civil lawsuit asserting violations of underlying contract terms and also the False Claims Act. If our operations are found to be in violation of any laws or government regulations, we may be subject to penalties, damages or fines, any or all of which could adversely affect our financial results; however, the complaint does not include any specific monetary demand and as such we are unable to estimate a range of loss at this time. We are continuing to evaluate this lawsuit and at this time believe the potential for penalties, damages or fines resulting from this matter do not represent a probable loss contingency.
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
Risk Management Liabilities and Reserves
We are insured for domestic workers' compensation liabilities and a significant portion of our employee medical costs. However, we bear risk for a portion of claims pursuant to the terms of the applicable insurance contracts. We account for these programs based on actuarial estimates of the amount of loss inherent in that period’s claims, including losses for which claims have not been reported of $6.0 million and $5.9 million as of March 31, 2019 and December 31, 2018, respectively. These loss estimates rely on actuarial observations of ultimate loss experience for similar historical events. We limit our risk by purchasing stop-loss insurance policies for significant claims incurred for both domestic workers' compensation liabilities and medical costs. Our exposure under the stop-loss policies for domestic workers' compensation and medical costs is limited based on fixed dollar amounts. For domestic workers' compensation and employers' liability under state and federal law, the fixed dollar amount of stop-loss coverage is $1.0 million per occurrence on most policies, but is $0.25 million per occurrence on a California-based policy. For medical costs, the fixed dollar amount of stop-loss coverage is $0.4 million for total costs per covered participant per calendar year.

Note 11 — Segment Information
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
The following is a summary of the financial information of the reportable segments reconciled to the amounts reported in the condensed consolidated financial statements:

	Three Months Ended
(Amounts in thousands)	March 31, 2019	March 31, 2018
Revenue
DynAviation	$224,371	$317,232
DynLogistics	256,519	217,524
Headquarters / Other (1)	(105)	(463)
Total revenue	$480,785	$534,293

Operating income (loss)
DynAviation	$9,808	$25,934
DynLogistics	27,099	19,306
Headquarters / Other (2)	(7,165)	(7,739)
Total operating income	$29,742	$37,501

Depreciation and amortization
DynAviation	$301	$498
DynLogistics	674	416
Headquarters / Other	5,811	5,906
Total depreciation and amortization (3)	$6,786	$6,820

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

(3)	Includes amounts included in Cost of services of $0.9 million and $0.8 million for the three months ended March 31, 2019 and March 31, 2018, respectively.
The following is a summary of the assets of the reportable segments reconciled to the amounts reported in the consolidated financial statements:

	As Of
(Amounts in thousands)	March 31, 2019	December 31, 2018
Assets
DynAviation	$191,846	$171,867
DynLogistics	260,130	291,619
Headquarters / Other (1)	238,386	254,813
Total assets	$690,362	$718,299

(1)	Assets primarily include cash, investments in unconsolidated subsidiaries, and intangible assets (excluding goodwill).

Note 12 — Related Parties, Joint Ventures and Variable Interest Entities
Consulting Fee
We have a Master Consulting and Advisory Services agreement ("COAC Agreement") with Cerberus Operations and Advisory Company, LLC ("COAC") where, pursuant to the terms of the agreement, they make personnel available to us for the purpose of providing reasonably requested business advisory services. The services are priced on a case by case basis depending on the requirements of the project and agreements in pricing. We incurred $0.1 million of consulting fees on a gross basis before considering the effect of our contract mix which provides for partial recovery in conjunction with the COAC Agreement during the three months ended March 31, 2019 and March 31, 2018.
The New Senior Credit Facility permits payments under the COAC Agreement or any transaction contemplated thereby not to exceed $6.0 million per fiscal year with respect to executives seconded from COAC and personnel of COAC that provide services to us at cost on a weekly, monthly or pro-rated basis.
Certain members of executive management and board members of the Company may have agreements and conduct business with Cerberus and its affiliates for which they receive compensation. We recognize such compensation as an administrative expense in the consolidated financial statements.
Joint Ventures and Variable Interest Entities
We account for our investments in variable interest entities ("VIEs") in accordance with ASC 810 - Consolidation. In cases where we have (i) the power to direct the activities of the VIE that most significantly impact its economic performance and (ii) the obligation to absorb losses of the VIE that could potentially be significant or the right to receive benefits from the entity that could potentially be significant to the VIE, we consolidate the entity. We consolidated DynCorp International FZ - LLC ("DIFZ") based on the aforementioned criteria. Alternatively, in cases where all of the aforementioned criteria are not met, the investment is accounted for under the equity method. As of March 31, 2019, we accounted for Partnership for Temporary Housing LLC ("PaTH") and Global Linguist Solutions ("GLS") as equity method investments. We present our share of the PaTH and GLS earnings in (Loss) earnings from equity method investees as these joint ventures are considered operationally integral.
Receivables due from our unconsolidated joint ventures totaled $0.1 million as of both March 31, 2019 and December 31, 2018. These receivables are a result of items purchased and services rendered by us on behalf of our unconsolidated joint ventures. We have assessed these receivables as having minimal collection risk based on our historic experience with these joint ventures and our inherent influence through our ownership interest. We did not incur cost or earn revenue from services provided to our unconsolidated joint ventures during the three months ended March 31, 2019. Additionally, we recognized an immaterial amount in equity method income (includes operationally integral and non-integral income) during the three months ended March 31, 2019 and March 31, 2018.
GLS’ revenue was $16.3 million and $5.4 million during the three months ended March 31, 2019 and March 31, 2018, respectively. GLS’ operating and net income was $0.9 million and $0.2 million during the three months ended March 31, 2019 and March 31, 2018, respectively.
We currently hold one promissory note included in Other assets on our consolidated balance sheet from Palm Trading Investment Corp, which had an aggregate initial value of $9.2 million. The loan balance outstanding was $1.7 million and $1.8 million as of March 31, 2019 and December 31, 2018, respectively, reflecting the initial value plus accrued interest, less non-cash dividend payments against the promissory note. The fair value of the note receivable is not materially different from its carrying value.
As discussed above and in accordance with ASC 810 - Consolidation, we consolidate DIFZ. The following tables present selected financial information for DIFZ as of March 31, 2019 and December 31, 2018 and for the three months ended March 31, 2019 and March 31, 2018:

	As Of
(Amounts in millions)	March 31, 2019	December 31, 2018
Assets	$19.3	$16.5
Liabilities	16.2	13.3

	Three Months Ended
(Amounts in millions)	March 31, 2019	March 31, 2018
Revenue	$42.5	$42.2

The following tables present selected financial information for our equity method investees as of March 31, 2019 and December 31, 2018 and for the three months ended March 31, 2019 and March 31, 2018:

	As Of
(Amounts in millions)	March 31, 2019	December 31, 2018
Current assets	$17.1	$16.7
Total assets	17.1	16.7
Current liabilities	6.1	5.5
Total liabilities	6.1	5.5

	Three Months Ended
(Amounts in millions)	March 31, 2019	March 31, 2018
Revenue	$16.3	$7.3
Gross profit	0.9	0.5
Net income	0.9	0.5
Many of our joint ventures and VIEs only perform on a single contract. The modification or termination of a contract under a joint venture or VIE could trigger an impairment in the fair value of our investment in these entities. In the aggregate, our maximum exposure to losses as a result of our investment consists of our (i) $1.3 million investment in unconsolidated joint ventures, (ii) $0.1 million in receivables from our unconsolidated joint ventures, (iii) $1.7 million note receivable from Palm Trading Investment Corp. and (iv) contingent liabilities that were neither probable nor reasonably estimable as of March 31, 2019.

Note 13 — Consolidating Financial Statements of Subsidiary Guarantors
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
The following condensed consolidating financial statements present (i) unaudited condensed consolidating balance sheets as of March 31, 2019 and December 31, 2018, (ii) unaudited condensed consolidating statements of operations and comprehensive income for the three months ended March 31, 2019 and March 31, 2018, (iii) unaudited condensed consolidating statements of cash flows for the three months ended March 31, 2019 and March 31, 2018 and (iii) elimination entries necessary to consolidate Parent and its subsidiaries.
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
DynCorp International Inc. is considered the Subsidiary Issuer as it issued the Second Lien Notes.

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Operations Information
For the Three Months Ended March 31, 2019

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$—	$483,731	$44,023	$(46,969)	$480,785
Cost of services	—	—	(422,987)	(43,435)	46,955	(419,467)
Selling, general and administrative expenses	—	—	(25,708)	(26)	12	(25,722)
Depreciation and amortization expense	—	—	(5,795)	(61)	2	(5,854)
Operating income	—	—	29,241	501	—	29,742
Interest expense	—	(14,271)	(413)	—	—	(14,684)
Loss on early extinguishment of debt	—	(623)	—	—	—	(623)
Interest income	—	—	1,034	1	—	1,035
Equity in income of consolidated subsidiaries	11,609	23,376	212	—	(35,197)	—
Other income, net	—	—	624	—	—	624
Income before income taxes	11,609	8,482	30,698	502	(35,197)	16,094
Benefit (provision) for income taxes	—	3,127	(7,322)	(46)	—	(4,241)
Net income	11,609	11,609	23,376	456	(35,197)	11,853
Noncontrolling interests	—	—	—	(244)	—	(244)
Net income attributable to Delta Tucker Holdings, Inc.	$11,609	$11,609	$23,376	$212	$(35,197)	$11,609

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Operations Information
For the Three Months Ended March 31, 2018

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$—	$537,551	$46,450	$(49,708)	$534,293
Cost of services	—	—	(469,319)	(45,795)	49,691	(465,423)
Selling, general and administrative expenses	—	—	(25,168)	(205)	14	(25,359)
Depreciation and amortization expense	—	—	(5,458)	(602)	3	(6,057)
Earnings from equity method investees	—	—	47	—	—	47
Operating income (loss)	—	—	37,653	(152)	—	37,501
Interest expense	—	(16,485)	(503)	—	—	(16,988)
Loss on early extinguishment of debt	—	(239)	—	—	—	(239)
Interest income	—	—	524	1	—	525
Equity in income (loss) of consolidated subsidiaries	16,408	27,280	(388)	—	(43,300)	—
Other income, net	—	—	592	57	—	649
Income (loss) before income taxes	16,408	10,556	37,878	(94)	(43,300)	21,448
Benefit (provision) for income taxes	—	5,852	(10,598)	2	—	(4,744)
Net income (loss)	16,408	16,408	27,280	(92)	(43,300)	16,704
Noncontrolling interests	—	—	—	(296)	—	(296)
Net income (loss) attributable to Delta Tucker Holdings, Inc.	$16,408	$16,408	$27,280	$(388)	$(43,300)	$16,408

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Comprehensive Income Information
For the Three Months Ended March 31, 2019

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net income	$11,609	$11,609	$23,376	$456	$(35,197)	$11,853
Other comprehensive loss:
Currency translation adjustment	(50)	(50)	—	(50)	100	(50)
Other comprehensive loss, before tax	(50)	(50)	—	(50)	100	(50)
Income tax benefit related to items of other comprehensive loss	12	12	—	12	(24)	12
Other comprehensive loss	(38)	(38)	—	(38)	76	(38)
Comprehensive income	11,571	11,571	23,376	418	(35,121)	11,815
Noncontrolling interests	—	—	—	(244)	—	(244)
Comprehensive income attributable to Delta Tucker Holdings, Inc.	$11,571	$11,571	$23,376	$174	$(35,121)	$11,571

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Comprehensive Income Information
For the Three Months Ended March 31, 2018

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net income (loss)	$16,408	$16,408	$27,280	$(92)	$(43,300)	$16,704
Other comprehensive income:
Currency translation adjustment	1	1	—	1	(2)	1
Other comprehensive income, before tax	1	1	—	1	(2)	1
Income tax expense related to items of other comprehensive income	—	—	—	—	—	—
Other comprehensive income	1	1	—	1	(2)	1
Comprehensive income (loss)	16,409	16,409	27,280	(91)	(43,302)	16,705
Noncontrolling interests	—	—	—	(296)	—	(296)
Comprehensive income (loss) attributable to Delta Tucker Holdings, Inc.	$16,409	$16,409	$27,280	$(387)	$(43,302)	$16,409

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Balance Sheet Information
March 31, 2019

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
	ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$167,992	$21,124	$—	$189,116
Accounts receivable, net	—	—	144,974	32	(16,916)	128,090
Contract assets	—	—	171,165	79	—	171,244
Intercompany receivables	—	—	266,989	18,334	(285,323)	—
Prepaid expenses and other current assets	—	—	42,543	5,390	—	47,933
Total current assets	—	—	793,663	44,959	(302,239)	536,383
Property and equipment, net	—	—	21,170	271	—	21,441
Right-of-use assets	—	—	23,850	1,039	—	24,889
Goodwill	—	—	9,694	32,399	—	42,093
Tradenames, net	—	—	28,536	—	—	28,536
Other intangibles, net	—	—	27,638	—	—	27,638
Investment in subsidiaries	—	658,547	55,176	—	(713,723)	—
Long-term deferred taxes	—	—	717	—	—	717
Other assets, net	—	—	8,271	394	—	8,665
Total assets	$—	$658,547	$968,715	$79,062	$(1,015,962)	$690,362

	LIABILITIES & DEFICIT
Current liabilities:
Accounts payable	$—	$—	$90,090	$4,694	$(242)	$94,542
Accrued payroll and employee costs	—	—	77,700	16,433	(14,893)	79,240
Current portion of long-term lease liabilities	—	—	8,858	708	—	9,566
Contract liabilities	—	—	24,588	—	—	24,588
Intercompany payables	46,426	220,563	18,334	—	(285,323)	—
Deferred income taxes	—	—	—	22	(22)	—
Accrued liabilities	53,684	12,997	34,122	1,751	(55,026)	47,528
Income taxes payable	—	—	20,022	—	(417)	19,605
Total current liabilities	100,110	233,560	273,714	23,608	(355,923)	275,069
Long-term debt, net	—	478,671	—	—	—	478,671
Long-term lease liabilities	—	—	27,292	278	—	27,570
Other long-term liabilities	—	—	3,732	—	—	3,732
Noncontrolling interests	—	—	5,430	—	—	5,430
(Deficit) equity	(100,110)	(53,684)	658,547	55,176	(660,039)	(100,110)
Total liabilities and deficit	$—	$658,547	$968,715	$79,062	$(1,015,962)	$690,362

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Balance Sheet Information
December 31, 2018

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
	ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$183,828	$19,969	$—	$203,797
Accounts receivable, net	—	—	177,735	44	(13,878)	163,901
Contract assets	—	—	172,079	58	—	172,137
Intercompany receivables	—	—	246,575	19,434	(266,009)	—
Prepaid expenses and other current assets	—	—	42,101	1,912	—	44,013
Total current assets	—	—	822,318	41,417	(279,887)	583,848
Property and equipment, net	—	—	21,726	332	—	22,058
Goodwill	—	—	9,694	32,399	—	42,093
Tradenames, net	—	—	28,536	—	—	28,536
Other intangibles, net	—	—	32,867	—	—	32,867
Investment in subsidiaries	—	649,976	55,075	—	(705,051)	—
Long-term deferred taxes	—	—	724	—	—	724
Other assets, net	—	—	7,779	394	—	8,173
Total assets	$—	$649,976	$978,719	$74,542	$(984,938)	$718,299

	LIABILITIES & DEFICIT
Current liabilities:
Current portion of long-term debt, net	$—	$17,073	$—	$—	$—	$17,073
Accounts payable	—	—	103,882	3,975	(636)	107,221
Accrued payroll and employee costs	—	—	94,492	13,810	(12,496)	95,806
Contract liabilities	—	—	37,816	—	—	37,816
Intercompany payables	46,426	200,149	19,434	—	(266,009)	—
Deferred income taxes	—	—	—	22	(22)	—
Accrued liabilities	65,373	23,467	34,805	1,660	(65,655)	59,650
Income taxes payable	—	—	22,262	—	(442)	21,820
Total current liabilities	111,799	240,689	312,691	19,467	(345,260)	339,386
Long-term debt, net	—	474,660	—	—	—	474,660
Other long-term liabilities	—	—	10,553	—	—	10,553
Noncontrolling interests	—	—	5,499	—	—	5,499
(Deficit) Equity	(111,799)	(65,373)	649,976	55,075	(639,678)	(111,799)
Total liabilities and deficit	$—	$649,976	$978,719	$74,542	$(984,938)	$718,299

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Cash Flow Information
For the Three Months Ended March 31, 2019

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$—	$(2,716)	$6,435	$473	$(209)	$3,983
Cash flows from investing activities:
Purchase of property and equipment	—	—	(636)	—	—	(636)
Purchase of software	—	—	(122)	—	—	(122)
Return of capital from equity method investees	—	—	1,530	—	—	1,530
Contributions to equity method investees	—	—	(1,530)	—	—	(1,530)
Transfers (to) from affiliates	—	—	(20,413)	1,100	19,313	—
Net cash (used in) provided by investing activities	—	—	(21,171)	1,100	19,313	(758)
Cash flows from financing activities:
Payments on senior secured credit facility	—	(17,797)	—	—	—	(17,797)
Equity contribution from affiliates of Cerberus	—	100	—	—	—	100
Payments of dividends to noncontrolling interests	—	—	—	(418)	209	(209)
Net transfers from (to) Parent/subsidiary	—	20,413	(1,100)	—	(19,313)	—
Net cash provided by (used in) financing activities	—	2,716	(1,100)	(418)	(19,104)	(17,906)
Net (decrease) increase in cash, cash equivalents and restricted cash	—	—	(15,836)	1,155	—	(14,681)
Cash, cash equivalents and restricted cash, beginning of period	—	—	183,828	19,969	—	203,797
Cash, cash equivalents and restricted cash, end of period	$—	$—	$167,992	$21,124	$—	$189,116

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Cash Flow Information
For The Three Months Ended March 31, 2018

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$7,304	$1,357	$(612)	$—	$8,049
Cash flows from investing activities:
Purchase of property and equipment	—	—	(4,852)	—	—	(4,852)
Proceeds from sale of property, plant and equipment	—	—	12	—	—	12
Purchase of software	—	—	(32)	—	—	(32)
Return of capital from equity method investees	—	—	1,450	—	—	1,450
Contributions to equity method investees	—	—	(200)	—	—	(200)
Transfers to affiliates	—	—	(47,539)	9,140	38,399	—
Net cash (used in) provided by investing activities	—	—	(51,161)	9,140	38,399	(3,622)
Cash flows from financing activities:
Payments on senior secured credit facility	—	(54,943)	—	—	—	(54,943)
Equity contribution from affiliates of Cerberus	—	100	—	—	—	100
Payments of dividends to noncontrolling interests	—	—	—	(311)	—	(311)
Net transfers from Parent/subsidiary	—	47,539	(9,140)	—	(38,399)	—
Net cash used in financing activities	—	(7,304)	(9,140)	(311)	(38,399)	(55,154)
Net (decrease) increase in cash, cash equivalents and restricted cash	—	—	(58,944)	8,217	—	(50,727)
Cash, cash equivalents and restricted cash, beginning of period	—	—	153,004	15,246	—	168,250
Cash, cash equivalents and restricted cash, end of period	$—	$—	$94,060	$23,463	$—	$117,523

Note 14 — Subsequent Events
We evaluated potential subsequent events occurring after the period end date through the date the financial statements were issued and determined no subsequent events merited disclosure for the period ended March 31, 2019, except as disclosed within the Notes to the unaudited condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis of our unaudited condensed consolidated financial condition and results of operations should be read in conjunction with the Delta Tucker Holdings, Inc. unaudited condensed consolidated financial statements, and the notes thereto, and other data contained elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis should also be read in conjunction with our audited consolidated financial statements, and notes thereto, and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the year ended December 31, 2018. In addition, please see "Disclosure Regarding Forward-Looking Information" for a discussion of the risks, uncertainties and assumptions associated with these statements. References to "Delta Tucker Holdings", the "Company", "we", "our" or "us" refer to Delta Tucker Holdings, Inc. and its subsidiaries unless otherwise stated or indicated by context.

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
DynAviation
This segment provides aircraft operations and logistics services to include modernization and refurbishments, upgrades and sustainment, and maintenance and support for key military, government and commercial customers worldwide. DynAviation also provides the technical information and expertise to manage large fleets and bases and delivers engineering and maintenance services to help keep operations running effectively. The Theater Aviation Sustainment Manager - OCONUS ("TASM-O") and the Contractor Logistics Support: C-12, C-26, UC-35 and T-6 Transport ("CLS Transport") programs are two of the most significant programs in the DynAviation segment. The TASM-O program provides aviation maintenance services under the Army Aviation Field Maintenance ("AFM") program. Our CLS Transport program provides logistics support services for government-owned fixed-wing fleets performing transport aircraft missions (C-12, C-26 and UC-35 fleets, with limited services for T-6 fleets).
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
The Logistics Civil Augmentation Program IV ("LOGCAP IV") and Afghanistan Life Support Services ("ALiSS") contracts are significant contracts within this segment. Under the LOGCAP IV program, which we perform under a single IDIQ contract, the U.S. Army contracts for us to perform selected services, operations and maintenance, engineering as well as construction and logistics predominately in the Middle East Theater to augment the U.S. Army, the U.S. Marine Corps and North Atlantic Treaty Organization forces and to release military units from combat service support missions or to fill the U.S. military resource shortfalls. LOGCAP IV had an initial term of up to ten years, and was subsequently extended in June 2018 by twelve months to April 2019. We filed a protest against awards for LOGCAP V on April 22, 2019 and a Government Accountability Office ruling is anticipated by July 31, 2019. Under the ALiSS contract, the Company provides the DoS’s Bureau of South and Central Asian Affairs with life support services for the U.S. mission in Afghanistan, including the U.S. Embassy in Kabul, and other U.S. government sites within the country.

Current Operating Environment and Outlook
The following discussion is a supplement to and should be read in conjunction with the accompanying unaudited financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2018.
External Factors
Our business is primarily derived from U.S. government contracts to support U.S. foreign policy and national security objectives around the globe. Federal spending for these activities, as well as aligning capabilities with customer priorities, guide our ability to grow the business. The Bipartisan Budget Act of 2018 added $165 billion in defense spending for fiscal years 2018 and 2019 and created a stable, predictable and positive environment in the defense services sector.
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
In fiscal year 2019, the DoD was appropriated $675 billion which is a $20 billion increase over fiscal year 2018. Funding continues to be directed toward programs and activities that restore readiness and ensure the future readiness of the force, to include increased purchasing of parts, training, flight hours and other readiness enablers. For fiscal year 2020, the President has requested $750 billion in spending for national security, which includes the DoD, as well as funding for the Department of Energy, Department of Justice and other agencies.
The House of Representatives has not endorsed by the President's $750 billion request and has requested a national security budget of $733 billion. Negotiations within Congress will determine the final defense topline budget. In addition to agreeing on topline numbers, Congress must reach a new budget that will increase the Budget Control Act mandated caps on both defense and non-defense discretionary spending to avoid sequestration. Congressional leaders have stated there is bipartisan political support to reach a new budget deal that will increase the BCA mandated caps on defense and non-defense discretionary spending for fiscal years 2020 and 2021. However, timelines on when a new budget deal may be executed remain unclear and there can be no guarantees that any such deal will be achieved.
Internationally, even with the territorial loss of ISIS and increased dialogue on the Korean peninsula, the geopolitical environment continues to be defined by an array of global threats and concerns that argue for continued robust Overseas Contingency Operations ("OCO") funding in support of U.S. national security and foreign policy objectives. In Afghanistan, the U.S., our allies and the Afghans are in the process of reevaluating the scope and size of the NATO mission on the ground. Any changes to policy objectives and related footprint will impact contractor support, but significant changes have yet to be defined and articulated. However, vital and necessary tasks, such as training and equipping the Afghanistan National Defense and Security Forces and maintaining counter-terrorism capabilities, will remain and require proportionate contractor support.
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

Notable Events for the three months ended March 31, 2019 and to date

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

•
In February 2019, DynLogistics announced the award of a task order for the F-15 Acquisition Support, under the Air Force Contract Augmentation contract, Foreign Military Sales Program. The task order has a total potential contract value of $14.8 million.

•
In February 2019, DynLogistics announced the award of a task order for the Air Force Contract Augmentation contract for Mission Support Services at Ali Al Salem Air Base ("AASAB"), Kuwait. The task order has a total potential contract value of $11.4 million.

•
In March 2019, DynLogistics announced a six-month contract extension on the Fort Irwin National Training Center on the Northcom task order under the LOGCAP IV contract. The extension has a total potential value of $50.2 million.

•
In March 2019, DynLogistics announced a six-month contract extension to support the U.S. Army Garrison-Kwajalein Atoll ("USAG-KA") on the U.S. Army Pacific Command (“PACOM”) task order under the LOGCAP IV contract. The extension has a total potential value of $61.2 million.

•
In March 2019, DynAviation announced the award of the J85 engine maintenance contract to provide full cycle management of jet engine and support equipment at Laughlin Air Force Base, Texas. The contract has a total potential value of $18.6 million.

•
In March 2019, DynLogistics announced the award of a task order under the Air Force Contract Augmentation contract to provide Offutt Recovery Support with a period of performance from March 2019 to March 2020. The task order has a total potential contract value of $50.0 million.

•	On March 19, 2019, we made an additional principal payment of $17.8 million under the Excess Cash Flow requirement on the Term Loan.

•
In April 2019, we were notified that we were not an awardee on the LOGCAP V contract vehicle. In April 2019, we filed a protest against awards for the LOGCAP V contract vehicle. A Government Accountability Office ruling is anticipated by July 31, 2019.

•
In April 2019, DynAviation announced the award of the Aviation Field Maintenance and Sustainment Level Maintenance ("AFM West") contract for the AFM Directorate to perform management, aircraft and ground support equipment maintenance, as well as aircraft modifications, and other logistical support to aviation customers worldwide. The contract has a one-year base period and seven one-year option periods and a total potential contract value of $1.1 billion.

•
In April 2019, DynLogistics announced the award of a contract for Operations and Maintenance ("O&M") support services at the Office of the Program Manager - Saudi Arabian National Guard ("SANG") locations within the Kingdom of Saudi Arabia. The contact has a one-year base period and four one-year option periods and a total potential contract value of $21 million.

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
Our historical contract mix by type, as a percentage of revenue, is indicated in the table below.

	Three Months Ended
	March 31, 2019	March 31, 2018
Fixed-Price	39%	42%
Time-and-Materials	5%	4%
Cost-Reimbursement	56%	54%
Total	100%	100%
Cost-reimbursement type contracts typically perform at lower margins than other contract types but carry lower risk of loss. We anticipate cost-reimbursement and fixed-price type contracts will continue to represent a majority of our business for the remainder of calendar year 2019. The contract type indicated in the table above does not necessarily represent fixed or variable consideration under ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).
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
The following table sets forth our historical role as a prime and subcontractor, as a percentage of revenue.

	Three Months Ended
	March 31, 2019	March 31, 2018
Prime Contractor	99%	97%
Subcontractor	1%	3%
Total	100%	100%

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
The following table sets forth our approximate backlog as of the dates indicated:

	As Of
(Amounts in millions)	March 31, 2019	December 31, 2018
Funded backlog	$811	$905
Unfunded backlog	2,904	3,147
Total	$3,715	$4,052
The decrease in backlog as of March 31, 2019 was primarily due to revenue outpacing orders during the three months ended March 31, 2019.
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

Results of Operations

Consolidated Three Months Ended March 31, 2019 compared to the Three Months Ended March 31, 2018
The following tables set forth our unaudited consolidated results of operations, both in dollars and as a percentage of revenue, for the three months ended March 31, 2019 and March 31, 2018:

	Three Months Ended
(Amounts in thousands)	March 31, 2019		March 31, 2018
Revenue	$480,785	100.0%	$534,293	100.0%
Cost of services	(419,467)	(87.2)	(465,423)	(87.1)
Selling, general and administrative expenses	(25,722)	(5.4)	(25,359)	(4.7)
Depreciation and amortization expense	(5,854)	(1.2)	(6,057)	(1.1)
Earnings from equity method investees	—	—	47	—
Operating income	29,742	6.2	37,501	7.1
Interest expense	(14,684)	(3.0)	(16,988)	(3.2)
Loss on early extinguishment of debt	(623)	(0.1)	(239)	—
Interest income	1,035	0.2	525	0.1
Other income, net	624	0.1	649	0.1
Income before income taxes	16,094	3.4	21,448	4.1
Provision for income taxes	(4,241)	(0.9)	(4,744)	(0.9)
Net income	11,853	2.5	16,704	3.2
Noncontrolling interests	(244)	(0.1)	(296)	(0.1)
Net income attributable to Delta Tucker Holdings, Inc.	$11,609	2.4	$16,408	3.1
Revenue — Revenue for the three months ended March 31, 2019 was $480.8 million, a decrease of $53.5 million, or 10.0%, compared to $534.3 million for the three months ended March 31, 2018. The decrease was primarily due to the completion of the Bureau for International Narcotics and Law Enforcement Affairs, Office of Aviation ("INL Air Wing") extension and the completion of the T-6 Contractor Operated and Maintained Base Supply ("T-6 COMBS") Bridge contract, partially offset by the LOGCAP IV and CLS Transport contracts. See further discussion of our revenue results in the "Results by Segment" section below.
Cost of services — Cost of services are comprised of direct labor, direct material, overhead, subcontractors, travel, supplies and other miscellaneous costs. Cost of services for the three months ended March 31, 2019 was $419.5 million, a decrease of $46.0 million, or 9.9%, compared to the three months ended March 31, 2018. The decrease in Cost of services was driven by the decrease in revenue, as discussed above. As a percentage of revenue, Cost of services increased to 87.2% for the three months ended March 31, 2019 compared to 87.1% for the three months ended March 31, 2018. See further discussion of the impact of program margins in the "Results by Segment" section below.
Selling, general and administrative expenses ("SG&A") — SG&A primarily relates to functions such as management, legal, financial accounting, contracts and administration, human resources, management information systems, purchasing, and business development. SG&A increased by $0.4 million, or 1.4%, to $25.7 million during the three months ended March 31, 2019 primarily due to the release of a bad-debt provision during the three months ended March 31, 2018. SG&A as a percentage of revenue increased to 5.4% for the three months ended March 31, 2019 compared to 4.7% for the three months ended March 31, 2018 as a result of the decrease in revenue discussed above.
Depreciation and amortization — Depreciation and amortization decreased by $0.2 million, or 3.4%, to $5.9 million during the three months ended March 31, 2019 as compared to $6.1 million for the three months ended March 31, 2018.
Earnings from equity method investees — Earnings from equity method investees include our proportionate share of the income of our equity method investees deemed to be operationally integral to our business, such as PaTH. We expect our earnings from equity method investees to remain minimal throughout the remainder of the year unless additional task orders are received by our joint ventures.
Interest expense — Interest expense for the three months ended March 31, 2019 was $14.7 million, a decrease of $2.3 million, or 13.6%, compared to the three months ended March 31, 2018. The decrease is primarily due to the reduction in debt due to the $54.9 million Excess Cash Flow principal payment on March 21, 2018, the $50.0 million voluntary principal payment made on the Term Loan on October 19, 2018 and the $17.8 million Excess Cash Flow principal payment made March 19, 2019 and a reduction in issued letters of credit offset by an increase due to the PIK interest on our Second Lien Notes.

Loss on early extinguishment of debt — Loss on early extinguishment of debt was $0.6 million during the three months ended March 31, 2019 due to the $17.8 million Excess Cash Flow principal payment made on the Term Loan under the New Senior Credit Facility on March 19, 2019. Loss on early extinguishment of debt was $0.2 million during the three months ended March 31, 2018 due to the $54.9 million Excess Cash Flow principal payment made on the Term Loan under the New Senior Credit Facility on March 21, 2018. Deferred financing costs associated with the additional prepayment were expensed and recorded to Loss on early extinguishment of debt.
Interest Income — Interest income for the three months ended March 31, 2019 was $1.0 million, an increase of $0.5 million, compared to the three months ended March 31, 2018. The increase is primarily due to more favorable interest rates combined with our higher cash position during the three months ended March 31, 2019.
Other income, net — Other income, net was $0.6 million for the three months ended March 31, 2019 and March 31, 2018 and consists primarily of sublease income and asset sales.
Provision for income taxes — Our effective tax rate consists of federal and state statutory rates, certain permanent differences and discrete items. For the three months ended March 31, 2019 and March 31, 2018, we reported a tax provision of $4.2 million and $4.7 million, respectively. The effective tax rate for the three months ended March 31, 2019 and March 31, 2018 was 26.4%, and 22.1%, respectively. The effective tax rate for the three months ended March 31, 2019 was driven primarily by a fluctuation in the valuation allowance. The effective tax rate for the three months ended March 31, 2018 was driven primarily by the increase in income before income taxes and the reduction to the federal corporate income tax rate from 35% to 21% effective January 1, 2018 from the Tax Act.

Results by Segment – Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
The following tables set forth the revenue, both in dollars and as a percentage of our consolidated revenue, operating income (loss) and operating margin for our operating segments for the three months ended March 31, 2019 and March 31, 2018. See Note 11 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion.

	Three Months Ended
	March 31, 2019		March 31, 2018
(Amounts in thousands)	Revenue	% of Total Revenue	Revenue	% of Total Revenue
DynAviation	$224,371	46.7%	$317,232	59.4%
DynLogistics	256,519	53.3	217,524	40.7
Headquarters (1)	(105)	—	(463)	(0.1)
Consolidated revenue	$480,785	100.0	$534,293	100.0

	Operating Income (Loss)	Profit Margin (3)	Operating (Loss) Income	Profit Margin (3)
DynAviation	$9,808	4.4%	$25,934	8.2%
DynLogistics	27,099	10.6	19,306	8.9
Headquarters (2)	(7,165)		(7,739)
Consolidated operating income	$29,742		$37,501

(1)	Represents revenue earned on shared service arrangements for general and administrative services provided to unconsolidated joint ventures and elimination of intercompany items between segments.

(2)
Headquarters operating loss primarily relates to amortization of intangible assets and other costs that are not allocated to segments and are not billable to our U.S. government customers, partially offset by equity method investee income.

(3)	Represents segment operating income as a percentage of segment revenue and does not consider Headquarters operating loss.
DynAviation
Revenue of $224.4 million decreased $92.9 million, or 29.3%, for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily due to the completion of the INL Air Wing extension, the completion of the T-6 COMBS Bridge contract and the completion of the MD530 subcontract. The decrease in revenue was partially offset by the CLS Transport contract.
Operating income decreased to $9.8 million for the three months ended March 31, 2019 as compared to $25.9 million for the three months ended March 31, 2018. The decrease was primarily due to the completion of the INL Air Wing extension, the completion of the T-6 COMBS Bridge contract and the completion of certain other contracts partially offset by the performance of our CLS Transport contract. Operating income of $25.9 million for the three months ended March 31, 2018 was primarily due to more favorable terms on the T-6 COMBS contract, the performance on our Naval Test Wing Atlantic contract, the close out of Contract Field Teams task orders and productivity on our MD530 subcontract.
DynLogistics
Revenue of $256.5 million increased $39.0 million, or 17.9%, for the three months ended March 31, 2019 compared to the three months ended March 31, 2018, primarily due to increased scope on the LOGCAP IV, G4 Worldwide Logistics Support and the ALiSS contracts.
Operating income increased to $27.1 million for the three months ended March 31, 2019 as compared to $19.3 million for the three months ended March 31, 2018. The increase was primarily due to higher volume as described above and productivity and margin expansion across several contracts. Operating income of $19.3 million for the three months ended March 31, 2018 was primarily due to higher volume on our LOGCAP IV program and ALiSS contract and the performance on the G4 Worldwide Logistics Support contract.

Liquidity and Capital Resources
Cash generated by operations and borrowings available under our New Senior Credit Facility are our primary sources of short-term liquidity. See Note 8 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion of our New Senior Credit Facility.
As of March 31, 2019, we had $189.1 million of cash and cash equivalents. We have no debt retirements scheduled in the upcoming twelve-month period other than the Excess Cash Flow principal payment which might be required (see discussion of Excess Cash Flow annual requirement below). As of March 31, 2019, the $481.7 million carrying value of total debt consists of our Term Loan of $59.5 million which matures on July 7, 2020; our 11.875% senior secured second lien notes of $387.6 million which matures on November 30, 2020; and our Cerberus 3L notes of $34.5 million which matures on June 15, 2026. Our class B revolving facility (the "Revolver") also matures on July 7, 2019. We believe our current cash flow from operations and ability to refinance any indebtedness with upcoming maturities will be sufficient to cover our operating and capital needs for the next twelve months. The Company is currently considering its refinancing options and plans to complete within the next six months.
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
The credit agreement governing the New Senior Credit Facility contains an annual requirement to submit a portion of our Excess Cash Flow as additional principal payments. Based on our annual financial results for the year ended December 31, 2018, after taking account of the voluntary principal payment of $50.0 million on October 19, 2018, we were required to make an additional principal payment of $17.8 million under the Excess Cash Flow requirement by March 26, 2019, which we paid on March 19, 2019.
Management believes Days Sales Outstanding ("DSO") is an appropriate way to measure our billing and collections effectiveness. DSO measures the efficiency in collecting our receivables as of the period end date and is calculated based on average daily revenue for the most recent quarter and accounts receivable and contract assets, net of contract liabilities and customer liabilities, as of the balance sheet date. DSO was 50 and 49 days as of March 31, 2019 and December 31, 2018, respectively, as we continued to focus on managing our customer payment cycles. We expect cash to continue to be impacted by operational working capital needs, potential acquisitions and interest and principal payments on our indebtedness.

Cash Flow Analysis

	Three Months Ended
(Amounts in thousands)	March 31, 2019	March 31, 2018
Net cash provided by operating activities	$3,983	$8,049
Net cash used in investing activities	(758)	(3,622)
Net cash used in financing activities	(17,906)	(55,154)
Cash Flows
Cash provided by operating activities during the three months ended March 31, 2019 was $4.0 million compared to $8.0 million during the three months ended March 31, 2018. Cash provided by operating activities during the three months ended March 31, 2019 was primarily due to our net income and changes in working capital, driven by a reduction in accounts receivable resulting from our continued efficiency in collecting our receivables, partially offset by a reduction to accrued payroll and employee costs due to the timing of payroll payments and a decrease in accrued liabilities related to interest payments. Cash provided by operating activities during the three months ended March 31, 2018 was primarily due to our net income and changes in working capital, driven by a reduction in accounts receivable and a decrease in accrued liabilities related to interest payments.
Cash used in investing activities during the three months ended March 31, 2019 was $0.8 million compared to $3.6 million during the three months ended March 31, 2018. Cash used in investing activities during the three months ended March 31, 2019 and March 31, 2018 was primarily due to purchases of capital assets and returns of capital from and contributions to GLS.
Cash used in financing activities during the three months ended March 31, 2019 was $17.9 million compared to $55.2 million during the three months ended March 31, 2018. Cash used in financing activities during the three months ended March 31, 2019 and March 31, 2018 was primarily the result of our Excess Cash Flow payments.
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
As of March 31, 2019, the New Senior Credit Facility provided for the following:

•	a $59.5 million Term Loan;

•	a $85.8 million Revolver; and

•
up to $15.0 million in incremental revolving facilities provided by and at the discretion of certain non-debt fund affiliates that are controlled by Cerberus (as defined herein), which shall rank pari passu with, and be on the same terms as, the Revolver.

As of March 31, 2019 and December 31, 2018, the available borrowing capacity under the New Senior Credit Facility was approximately $66.5 million and included $19.3 million in issued letters of credit. As of March 31, 2019 and December 31, 2018 there were no amounts borrowed under the Revolver. Amounts borrowed under the Revolver are used to fund operations. The Revolver and the Term Loan mature on July 7, 2019 and July 7, 2020, respectively. See Note 8 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion.
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
As of March 31, 2019, the carrying amount of our Second Lien Notes was $387.6 million. Interest on the Second Lien Notes accrues at the rate of 11.875% per annum, comprised of 10.375% per annum in cash and 1.500% per annum payable in kind ("PIK," and such interest "PIK Interest"). The cash portion of the interest on the Second Lien Notes is payable in cash and the PIK Interest on the Second Lien Notes is payable in kind, each semi-annually in arrears on January 1 and July 1, commencing on July 1, 2016. See Note 8 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information related to the Second Lien Notes.
The weighted-average interest rate as of March 31, 2019 for our debt, excluding the Cerberus 3L Notes, was 11.4%, excluding the impact of deferred financing fees. There were no interest rate hedges in place during the three months ended March 31, 2019.
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
Debt Covenants and Other Matters
The New Senior Credit Facility contains a number of financial, as well as non-financial, affirmative and negative covenants that we believe are usual and customary. Among other things, the New Senior Credit Facility requires us to maintain a maximum total leverage ratio and a minimum interest coverage ratio. The total leverage ratio is the ratio of Consolidated Total Debt, as defined in Amendment No. 5 (which definition excludes debt under the Cerberus 3L Notes), less unrestricted cash and cash equivalents (up to $75.0 million) to Consolidated EBITDA, as defined in Amendment No. 5, for the applicable period. The maximum total leverage ratio was 4.75 to 1.0 for the period ended March 31, 2019. The interest coverage ratio is the ratio of Consolidated EBITDA to Consolidated Interest Expense, as defined in Amendment No. 5 (which provides that interest expense with respect to the Cerberus 3L Notes is excluded). The minimum interest coverage ratio was 1.70 to 1.0 for the period ended March 31, 2019.
The New Senior Credit Facility requires, solely for the benefit of the lenders under the Revolver, for us to maintain minimum liquidity (based on availability of revolving credit commitments plus unrestricted cash and cash equivalents) as of the end of each fiscal quarter ending after December 31, 2017 of not less than $50.0 million. The credit agreement governing the New Senior Credit Facility also contains customary representations and warranties and events of default.
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
We closely evaluate our expected ability to remain in compliance with our financial maintenance covenants. As of March 31, 2019 and December 31, 2018, we were in compliance with our financial maintenance covenants under the New Senior Credit Facility. We expect, based on current projections and estimates, to be in compliance with our covenants in the New Senior Credit Facility (including our financial maintenance covenants), and the covenants in the Second Lien Notes and the Cerberus 3L notes, further discussed below, for the next twelve months.

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

The following table provides a reconciliation of net income attributable to Delta Tucker Holdings, Inc. and EBITDA and Adjusted EBITDA for the periods included below:

Delta Tucker Holdings, Inc. Unaudited Adjusted EBITDA

	Three Months Ended
(Amounts in thousands)	March 31, 2019	March 31, 2018
Net income attributable to Delta Tucker Holdings, Inc.	$11,609	$16,408
Provision for income taxes	4,241	4,744
Interest expense, net of interest income	13,649	16,463
Depreciation and amortization (1)	6,786	6,820
EBITDA	36,285	44,435
Certain income/expense or gain/loss adjustments per our credit agreements (2)	2,496	2,980
Employee share based compensation, severance, relocation and retention expense (3)	83	373
Cerberus fees (4)	20	31
Other (5)	408	(634)
Adjusted EBITDA	$39,292	$47,185

(1)	Includes certain depreciation and amortization amounts which are classified as Cost of services in our unaudited condensed consolidated statements of operations.

(2)	Includes certain unusual income and expense items, as defined in the Indenture and New Senior Credit Facility.

(3)	Includes post-employment benefit expense related to severance in accordance with ASC 712 - Compensation, relocation expenses, retention expense and share based compensation expense.

(4)	Includes Cerberus Operations and Advisory Company expenses, net of recovery.

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
Our critical accounting policies and estimates are those policies and estimates that are both most important to our financial condition and results of operations and require the most difficult, subjective or complex judgments on the part of management in their application, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. For a discussion of our critical accounting policies and estimates please refer to "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and the notes to the Delta Tucker Holdings, Inc. consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Any material changes to our accounting policies and estimates, from those described in our Annual Report on Form 10-K for the year ended December 31, 2018 are further discussed in Note 1.
Accounting Developments
The information regarding recent accounting pronouncements is included in Note 1.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There has been no significant change in our exposure to market risk during the three months ended March 31, 2019, except as described below. For discussion of our exposure to market risk, refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
Interest Rate Risk

We have interest rate risk primarily related to changes in interest rates on our variable rate debt. We manage our exposure to movements in interest rates through the use of a combination of fixed and variable rate debt.
As of March 31, 2019, we had 87.6% of our debt at a fixed rate and 12.4% at a variable rate. As of December 31, 2018, we had 84.4% of our debt at a fixed rate and 15.6% at a variable rate. Our Second Lien Notes, which had an aggregate principal amount of $387.6 million and $384.7 million, respectively, outstanding as of March 31, 2019 and December 31, 2018 and Cerberus 3L Notes, which had an aggregate principal amount of $34.5 million and $34.1 million, respectively, outstanding as of March 31, 2019 and December 31, 2018, represent our fixed rate debt.
Our Term Loan and Revolver represent our variable rate debt. As of March 31, 2019 and December 31, 2018, the balance of our Term Loan was $59.5 million and $77.3 million, respectively, and we had no borrowings under the Revolver. The Term Loan bears interest, based on our option, equal to either the Eurocurrency Rate or the Base Rate as described below, in each case, plus an applicable rate of (i) 6.00% in the case of Eurocurrency Rate loans and (ii) 5.00% in the case of Base Rate loans. The Revolver bears interest, based on our option, equal to either a Eurocurrency Rate or a Base Rate as described below plus (i) a range of 4.50% to 5.00% based on the First Lien Secured Leverage Ratio in the case of Base Rate loans and (ii) a range of 5.50% to 6.00% based on the First Lien Secured Leverage Ratio in the case of Eurocurrency Rate loans. The Eurocurrency Rate is the rate per annum equal to the London Interbank Offered Rate ("LIBOR") as published on the applicable Bloomberg screen page (or other commercially available source provisions quotations of LIBOR as designated by the Agent from time to time) two London Banking Days prior to the commencement of such interest period. The variable Eurocurrency Rate has as floor of 1.75%. The variable Base Rate is equal to the higher of (a) the Federal Funds Rate plus one half of one percent and (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America, N.A. as its prime rate; provided that in no event shall the Base Rate be less than 1.00% plus the Eurocurrency Rate applicable to one-month interest periods on the date of determination of the Base Rate. The variable Base Rate has a floor of 2.75%. The Term Loan interest rate of 8.48% at March 31, 2019 was made up of a 6.00% applicable rate plus a Eurocurrency Rate of 2.48% and the Term Loan interest rate of 8.47% at December 31, 2018 was made up of a 6.00% applicable rate plus a Eurocurrency Rate of 2.47%. Under the New Senior Credit Facility, based on the principal amount outstanding under the Term Loan as of March 31, 2019 and no outstanding Revolver borrowings, each 25 basis point increase in LIBOR over 1.75% would result in $0.1 million in additional interest expense annually. See Note 8 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

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

PART II. OTHER INFORMATION.

ITEM 1. LEGAL PROCEEDINGS.
Information related to various commitments and contingencies is described in Note 10 included elsewhere in this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS.
There have been no material changes in the risk factors from those described in "Risk Factors" disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Date:	May 14, 2019	DELTA TUCKER HOLDINGS, INC.

/s/ William T. Kansky
William T. Kansky
Senior Vice President and Chief Financial Officer