Form 10-Q
period 2019-06-30
Delta Tucker Holdings, Inc.
filed 2019-08-14
CIK 1514226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☑
As of August 14, 2019, the registrant had 100 shares of its common stock outstanding.

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

•
the ability to refinance, amend or generate sufficient cash to repay the Second Lien Notes and our Term Loan (as defined herein) under the 2016 Senior Credit Facility maturing on July 7, 2020 or to refinance, amend or repay our other indebtedness, including any future indebtedness, which may force us to take other actions to satisfy our obligations under our indebtedness, which may not be successful;

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

•	activities of competitors and the outcome of bid protests and related legal actions, including, without limitation, the legal challenge to awards for LOGCAP V filed by the Company;

•	the outcome of future extensions on awarded contracts and the outcomes of re-competes on existing programs;

•	changes in the demand for services provided by our joint venture partners;

•	changes due to pursuit of new commercial business in the U.S. and abroad;

•	changes in significant operating expenses;

•	impact of lower than expected win rates for new business;

•	general political, economic, regulatory and business conditions in the U.S. or in other countries in which we operate;

•	acts of war or terrorist activities, including cyber security threats;

•	variations in performance of financial markets;

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

PART I. FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS.

Delta Tucker Holdings, Inc.
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
(Amounts in thousands)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Revenue	$487,823	$550,361	$968,608	$1,084,654
Cost of services	(428,927)	(476,598)	(848,394)	(942,021)
Selling, general and administrative expenses	(25,952)	(24,670)	(51,674)	(50,029)
Depreciation and amortization expense	(5,879)	(5,974)	(11,733)	(12,031)
Earnings from equity method investees	662	222	662	269
Operating income	27,727	43,341	57,469	80,842
Interest expense	(14,332)	(16,083)	(29,016)	(33,071)
Loss on early extinguishment of debt	(852)	—	(1,475)	(239)
Interest income	1,119	408	2,154	933
Other income, net	773	492	1,397	1,141
Income before income taxes	14,435	28,158	30,529	49,606
Provision for income taxes	(9,131)	(3,140)	(13,372)	(7,884)
Net income	5,304	25,018	17,157	41,722
Noncontrolling interests	(151)	(209)	(395)	(505)
Net income attributable to Delta Tucker Holdings, Inc.	$5,153	$24,809	$16,762	$41,217
See notes to unaudited condensed consolidated financial statements

Delta Tucker Holdings, Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
(Amounts in thousands)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net income	$5,304	$25,018	$17,157	$41,722
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(12)	(29)	(62)	(28)
Other comprehensive loss, before tax	(12)	(29)	(62)	(28)
Income tax benefit related to items of other comprehensive loss	3	6	15	6
Other comprehensive loss	(9)	(23)	(47)	(22)
Comprehensive income	5,295	24,995	17,110	41,700
Comprehensive loss attributable to noncontrolling interests	(151)	(209)	(395)	(505)
Comprehensive income attributable to Delta Tucker Holdings, Inc.	$5,144	$24,786	$16,715	$41,195

See notes to unaudited condensed consolidated financial statements

Delta Tucker Holdings, Inc.
Unaudited Condensed Consolidated Balance Sheets

	As Of
(Amounts in thousands, except share data)	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$195,643	$203,797
Restricted cash	20,294	—
Accounts receivable, net of allowances of $3,335 and $2,784 respectively	106,521	163,901
Contract assets	186,564	172,137
Prepaid expenses and other current assets	63,823	44,013
Total current assets	572,845	583,848
Property and equipment, net	21,090	22,058
Right-of-use assets	23,279	—
Goodwill	42,093	42,093
Tradenames, net	28,536	28,536
Other intangibles, net	22,328	32,867
Long-term deferred taxes	844	724
Other assets, net	7,576	8,173
Total assets	$718,591	$718,299
LIABILITIES
Current liabilities:
Current portion of long-term debt, net	$—	$17,073
Accounts payable	90,999	107,221
Accrued payroll and employee costs	85,394	95,806
Current portion of long-term lease liabilities	7,842	—
Contract liabilities	46,503	37,816
Accrued liabilities	70,891	59,650
Income taxes payable	24,645	21,820
Total current liabilities	326,274	339,386
Long-term debt, net	450,662	474,660
Long-term lease liabilities	26,924	—
Other long-term liabilities	4,235	10,553
Total liabilities	808,095	824,599
DEFICIT
Common stock, $0.01 par value – 1,000 shares authorized and 100 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	—	—
Additional paid-in capital	597,191	596,948
Accumulated deficit	(691,526)	(708,288)
Accumulated other comprehensive loss	(506)	(459)
Total deficit attributable to Delta Tucker Holdings, Inc.	(94,841)	(111,799)
Noncontrolling interests	5,337	5,499
Total deficit	(89,504)	(106,300)
Total liabilities and deficit	$718,591	$718,299
See notes to unaudited condensed consolidated financial statements

Delta Tucker Holdings, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended
(Amounts in thousands)	June 30, 2019	June 30, 2018
Cash flows from operating activities
Net income	$17,157	$41,722
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,582	13,721
Loss on early extinguishment of debt	1,475	239
Amortization of deferred loan costs and original issue discount	1,513	2,665
Allowance on accounts receivable and other noncash gains or losses	520	(1,441)
Revenue recognized on advanced payment	(22,125)	—
Earnings from equity method investees	(662)	(269)
Distributions from equity method investees	663	—
Deferred income taxes	(120)	(440)
Operating lease expense	5,838	—
Other, including paid in kind interest	3,001	3,092
Changes in assets and liabilities:
Accounts receivable and contract assets	51,987	33,967
Prepaid expenses and other current assets	(16,143)	14,794
Accounts payable, accrued liabilities, lease liabilities and contract liabilities	1,193	2,384
Income taxes payable	2,771	(4,672)
Net cash provided by operating activities	60,650	105,762
Cash flows from investing activities
Purchase of property and equipment	(1,586)	(6,160)
Proceeds from sale of property and equipment	402	13
Purchase of software	(153)	(41)
Return of capital from equity method investees	2,325	6,595
Contributions to equity method investees	(1,530)	(200)
Net cash (used in) provided by investing activities	(542)	207
Cash flows from financing activities
Payments on senior secured credit facility	(47,797)	(54,943)
Equity contribution from affiliates of Cerberus	200	200
Payment of dividends to noncontrolling interests	(371)	(623)
Net cash used in financing activities	(47,968)	(55,366)
Net increase in cash, cash equivalents and restricted cash	12,140	50,603
Cash, cash equivalents and restricted cash, beginning of period	203,797	168,250
Cash, cash equivalents and restricted cash, end of period	$215,937	$218,853

Income taxes paid, net of receipts	$10,711	$13,072
Interest paid	$23,618	$26,375
See notes to unaudited condensed consolidated financial statements

Delta Tucker Holdings, Inc.
Unaudited Condensed Consolidated Statements of Deficit

(Amounts in thousands)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Deficit Attributable to Delta Tucker Holdings, Inc.	Noncontrolling Interest	Total Deficit
Balance at December 31, 2017	—	$—	$596,393	$(791,445)	$(404)	$(195,456)	$5,529	$(189,927)
Adjustment due to adoption of ASC 606	—	—	—	(1,340)	—	(1,340)	—	(1,340)
Share based compensation, net	—	—	56	—	—	56	—	56
Comprehensive income attributable to Delta Tucker Holdings, Inc.	—	—	—	16,408	1	16,409	296	16,705
Capital contribution	—	—	100	—	—	100	—	100
DIFZ financing, net of tax	—	—	24	—	—	24	—	24
Dividends declared to noncontrolling interests	—	—	—	—	—	—	(343)	(343)
Balance at March 31, 2018	—	$—	$596,573	$(776,377)	$(403)	$(180,207)	$5,482	$(174,725)
Share based compensation, net	—	—	(2)	—	—	(2)	—	(2)
Comprehensive income attributable to Delta Tucker Holdings, Inc.	—	—	—	24,809	(23)	24,786	209	24,995
Capital contribution	—	—	100	—	—	100	—	100
DIFZ financing, net of tax	—	—	23	—	—	23	—	23
Dividends declared to noncontrolling interests	—	—	—	—	—	—	(296)	(296)
Balance at June 30, 2018	—	$—	$596,694	$(751,568)	$(426)	$(155,300)	$5,395	$(149,905)

(Amounts in thousands)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Deficit Attributable to Delta Tucker Holdings, Inc.	Noncontrolling Interest	Total Deficit
Balance at December 31, 2018	—	$—	$596,948	$(708,288)	$(459)	$(111,799)	$5,499	$(106,300)
Share based compensation, net	—	—	(2)	—	—	(2)	—	(2)
Comprehensive income attributable to Delta Tucker Holdings, Inc.	—	—	—	11,609	(38)	11,571	244	11,815
Capital contribution	—	—	100	—	—	100	—	100
DIFZ financing, net of tax	—	—	20	—	—	20	—	20
Dividends declared to noncontrolling interests	—	—	—	—	—	—	(313)	(313)
Balance at March 31, 2019	—	$—	$597,066	$(696,679)	$(497)	$(100,110)	$5,430	$(94,680)
Comprehensive income attributable to Delta Tucker Holdings, Inc.	—	—	—	5,153	(9)	5,144	151	5,295
Capital contribution	—	—	100	—	—	100	—	100
DIFZ financing, net of tax	—	—	25	—	—	25	—	25
Dividends declared to noncontrolling interests	—	—	—	—	—	—	(244)	(244)
Balance at June 30, 2019	—	$—	$597,191	$(691,526)	$(506)	$(94,841)	$5,337	$(89,504)
See notes to unaudited condensed consolidated financial statements

Delta Tucker Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 — Basis of Presentation and Accounting Policies
Calendar Year
Included in this Quarterly Report are our unaudited condensed consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2019 and June 30, 2018, the related statements of deficit for the six months ended June 30, 2019 and June 30, 2018, the related statements of cash flows for the six months ended June 30, 2019 and June 30, 2018 and the unaudited condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018.
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
In the opinion of management, normal recurring adjustments necessary to fairly present our financial position as of June 30, 2019 and December 31, 2018, the results of operations and statements of comprehensive income for the three and six months ended June 30, 2019 and June 30, 2018, the statements of deficit for the three and six months ended June 30, 2019 and June 30, 2018, and the statements of cash flows for the six months ended June 30, 2019 and June 30, 2018 have been included. The results of operations and statements of comprehensive income for the three and six months ended June 30, 2019 and June 30, 2018, the statements of deficit for the three and six months ended June 30, 2019 and June 30, 2018, and the statements of cash flows for the six months ended June 30, 2019 and June 30, 2018 are not necessarily indicative of the results to be expected for the full calendar year or for any future periods. We use estimates and assumptions required for preparation of the financial statements. The estimates are primarily based on historical experience and business knowledge and are revised as circumstances change. Our actual results may differ from these estimates. The unaudited condensed consolidated financial statements include the accounts of both our domestic and foreign subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
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
The preparation of the financial statements requires us to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. Our estimates and assumptions are reviewed periodically, and the effects of changes, if any, are reflected in the consolidated statements of operations in the period that they are determined. Changes in these estimates can occur over the life of a contract for a variety of reasons, including changes in scope, estimated incentive or award fees, cost estimates, level of effort and/or other assumptions impacting revenue or cost to perform a contract. Changes in contract estimates related to past performance are recognized in the period in which such changes are made for the inception to date effect of the changes. There were no material changes in contract estimates related to past performance during the three or six months ended June 30, 2019 and June 30, 2018. See Note 6 for further discussion.
Accounting Policies
There have been no material changes to our significant accounting policies from those described in our Annual Report on Form 10-K for the year ended December 31, 2018, except as described below.
Restricted Cash
Restricted cash includes certain amounts of cash which were deposited as cash collateral in connection with our issued letters of credit. Upon the maturity of the Revolver on July 7, 2019, the letters of credit previously issued under the credit agreement governing the 2016 Senior Credit Facility have continued to remain outstanding and are cash collateralized for the benefit of the letter of credit issuer.
Our statement of cash flows explains the change in the total of cash, cash equivalents, and restricted cash. The following table provides a reconciliation of cash and cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of such amounts in the consolidated statements of cash flows:

	Six Months Ended
(Amounts in thousands)	June 30, 2019	June 30, 2018
Beginning of period
Cash and cash equivalents	$203,797	$168,250
Restricted cash	—	—
Total cash, cash equivalents and restricted cash, beginning of period	203,797	168,250

End of period
Cash and cash equivalents	195,643	218,853
Restricted cash	20,294	—
Total cash, cash equivalents and restricted cash, end of period	215,937	218,853

Net increase in cash, cash equivalents and restricted cash	$12,140	$50,603
Recently Adopted Accounting Standards
In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases ("ASC 842"), which supersedes the lease recognition requirements in ASC Topic 840, Leases ("ASC 840") and requires an entity to recognize right-

of-use assets and lease liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosure. The Company adopted ASC 842 as of January 1, 2019 using the modified retrospective approach and, accordingly, periods prior to the adoption date of January 1, 2019 have not been recast for comparative purposes. The Company applied the provisions of ASC 842 to leasing arrangements existing at or entered into after the earliest comparative period presented in the financial statements. The adoption of ASC 842 resulted in the recognition of approximately $26.3 million of right of use assets, approximately $37.8 million of lease liabilities and no impact to retained deficit as of January 1, 2019. The difference between the right of use assets and lease liabilities recognized as of January 1, 2019, was primarily due to the treatment of prepaid rent, accrued rent and tenant improvement allowances associated with our operating leases. See Note 9 for the required disclosures related to the impact of adopting this standard.
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
Recently Issued Accounting Developments
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this update replace the existing incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments are effective for annual reporting periods, and interim periods therein, beginning after December 15, 2019 and applied using a prospective transition approach for debt securities for which an other-than-temporary impairment had been recognized before the effective date. In November 2018, April 2019 and May 2019, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments and ASU No. 2019-05, Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief, respectively, which provided additional implementation guidance on ASU No. 2016-13. We are currently evaluating the potential effects of the adoption of the new standard on our consolidated financial statements.
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
Other accounting standards updates effective after June 30, 2019 are not expected to have a material effect on our consolidated financial position or results of operations and cash flows for the period ended June 30, 2019.

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
Other Contracts - Contracts with non-federal government customers are predominantly service arrangements, which may involve various combinations related to the provision of services, delivery of equipment and materials, granting of licenses and other rights, or take certain actions. For most of our contracts, we provide a significant service of integrating equipment, materials, or other services into a single project which is accounted for as one performance obligation. In certain instances, we also provide a stand-ready service whereby the Company responds to the customer’s needs on the basis of its demand.
As it relates to disclosing the remaining performance obligations, the Company is electing the practical expedient on not disclosing remaining performance obligations as most of the Company's performance obligations have an original expected duration of one year or less. The remaining aggregate performance obligations as of June 30, 2019 was $257.3 million. We expect to recognize approximately 74% and 100% of our June 30, 2019 backlog as revenue over the next 12 and 24 months, respectively. In addition, during the second quarter of calendar years 2019 and 2018, we received advance payments from one of these contracts of $25.4 million and $45.1 million, respectively, which is included in Contract liabilities, net of revenue recognized through June 30, 2019.

Disaggregation of Revenue
The following tables represent revenues disaggregated by customer-type and contract-type and include a reconciliation of the disaggregated revenue with reportable segments for the three and six months ended June 30, 2019 and June 30, 2018:

	Three months ended June 30, 2019
(Amounts in thousands)	DynAviation	DynLogistics	Headquarters / Other	Total
Customer
DOD	$220,417	$202,264	$—	$422,681
DOS	—	39,168	—	39,168
Other	13,837	12,141	(4)	25,974
Total revenue	$234,254	$253,573	$(4)	$487,823

Contract Type
Fixed-Price	$109,313	$76,918	$(1)	$186,230
Time-and-Materials	26,660	1,136	(1)	27,795
Cost-Reimbursement	98,281	175,519	(2)	273,798
Total revenue	$234,254	$253,573	$(4)	$487,823

	Three months ended June 30, 2018
(Amounts in thousands)	DynAviation	DynLogistics	Headquarters / Other	Total
Customer
DOD	$242,439	$215,635	$—	$458,074
DOS	41,703	33,209	—	74,912
Other	13,312	2,402	1,661	17,375
Total revenue	$297,454	$251,246	$1,661	$550,361

Contract Type
Fixed-Price	$120,434	$73,826	$588	$194,848
Time-and-Materials	21,747	1,363	70	23,180
Cost-Reimbursement	155,273	176,057	1,003	332,333
Total revenue	$297,454	$251,246	$1,661	$550,361

	Six months ended June 30, 2019
(Amounts in thousands)	DynAviation	DynLogistics	Headquarters / Other	Total
Customer
DOD	$435,767	$412,084	$—	$847,851
DOS	359	74,036	—	74,395
Other	22,499	23,972	(109)	46,362
Total revenue	$458,625	$510,092	$(109)	$968,608

Contract Type
Fixed-Price	$212,782	$161,914	$(42)	$374,654
Time-and-Materials	47,293	2,986	(6)	50,273
Cost-Reimbursement	198,550	345,192	(61)	543,681
Total revenue	$458,625	$510,092	$(109)	$968,608

	Six months ended June 30, 2018
(Amounts in thousands)	DynAviation	DynLogistics	Headquarters / Other	Total
Customer
DOD	$484,414	$399,284	$—	$883,698
DOS	100,198	65,123	—	165,321
Other	30,074	4,363	1,198	35,635
Total revenue	$614,686	$468,770	$1,198	$1,084,654

Contract Type
Fixed-Price	$263,930	$144,087	$451	$408,468
Time-and-Materials	43,386	2,519	51	45,956
Cost-Reimbursement	307,370	322,164	696	630,230
Total revenue	$614,686	$468,770	$1,198	$1,084,654

Note 3 — Composition of Certain Financial Statement Captions
The following tables present financial information of certain consolidated balance sheet captions.
Prepaid expenses and other current assets

	As Of
(Amounts in thousands)	June 30, 2019	December 31, 2018
Prepaid expenses	$52,927	$40,446
Inventories, net	2,472	1,051
Joint venture receivables	44	31
Other current assets	8,380	2,485
Total prepaid expenses and other current assets	$63,823	$44,013
Prepaid expenses include prepaid insurance, prepaid vendor deposits, and prepaid rent, none of which individually exceed 5% of current assets. The change in prepaid expenses is primarily due to the timing of insurance payments. Inventory is valued at the lower of cost or net realizable value. The change in other current assets is primarily due to a tenant improvement allowance receivable.

Property and equipment, net

	As Of
(Amounts in thousands)	June 30, 2019	December 31, 2018
Aircraft	$4,228	$4,126
Computers and related equipment	10,647	9,952
Leasehold improvements	17,363	16,982
Office furniture and fixtures	3,463	3,375
Vehicles	14,642	14,700
Gross property and equipment	50,343	49,135
Less accumulated depreciation	(29,253)	(27,077)
Total property and equipment, net	$21,090	$22,058
As of June 30, 2019 and December 31, 2018, Property and equipment, net, included the accrual for property additions of $0.6 million and $0.2 million, respectively. Depreciation expense, including certain depreciation amounts classified as Cost of services, was $1.4 million and $2.9 million during the three and six months ended June 30, 2019, respectively. Depreciation expense, including certain depreciation amounts classified as Cost of services, was $1.5 million and $3.2 million during the three and six months ended June 30, 2018, respectively.
Other assets, net

	As Of
(Amounts in thousands)	June 30, 2019	December 31, 2018
Investment in affiliates	$554	$1,349
Palm promissory note, long-term portion	1,428	1,568
Other	5,594	5,256
Total other assets, net	$7,576	$8,173
Accrued payroll and employee costs

	As Of
(Amounts in thousands)	June 30, 2019	December 31, 2018
Wages, compensation and other benefits	$64,803	$79,349
Accrued vacation	18,944	15,302
Accrued contributions to employee benefit plans	1,647	1,155
Total accrued payroll and employee costs	$85,394	$95,806
Accrued liabilities

	As Of
(Amounts in thousands)	June 30, 2019	December 31, 2018
Customer liabilities	$12,600	$9,435
Accrued insurance	12,822	11,424
Accrued interest	23,492	23,471
Unrecognized tax position	3,293	—
Contract losses	4,286	1,608
Legal reserves	5,220	4,743
Other	9,178	8,969
Total accrued liabilities	$70,891	$59,650
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
Other long-term liabilities
As of June 30, 2019 and December 31, 2018, Other long-term liabilities were $4.2 million and $10.6 million, respectively. Other long-term liabilities are primarily due to our long-term incentive bonus plan and nonqualified unfunded deferred compensation plan of $2.5 million and $3.0 million as of June 30, 2019 and December 31, 2018, respectively. Other long-term liabilities included an uncertain tax position of $3.5 million as of December 31, 2018 that is presented as a current liability within Accrued liabilities as of June 30, 2019. See Note 5 for further discussion.

Note 4 — Goodwill and Other Intangible Assets
We have two operating and reporting segments which provide services domestically and in foreign countries primarily under contracts with the U.S. government: DynAviation and DynLogistics. Each operating and reportable segment is its own reporting unit and only the DynLogistics reporting unit had a goodwill balance as of June 30, 2019, which we assess for potential goodwill impairment. The carrying amount of goodwill for DynLogistics was $42.1 million as of both June 30, 2019 and December 31, 2018.
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
During the six months ended June 30, 2019, we did not have a triggering event in any of our reporting units. During the three months ended June 30, 2019, we were notified that we were not an awardee on the upcoming LOGCAP V contract vehicle within the DynLogistics reporting unit and segment. The reporting unit, which has total goodwill of $42.1 million, considered projected revenue and gross margin estimates related to the renewal of this contract, known cash flows from awarded contracts and the cushion between the fair value and carrying value of the reporting unit as of December 31, 2018. Based on the factors above, our goodwill was not impaired as of June 30, 2019.
Amortization expense for customer-related intangibles, other intangibles and finite-lived tradenames was $5.3 million and $10.7 million for the three and six months ended June 30, 2019, respectively. Amortization expense for customer-related intangibles, other intangibles and finite-lived tradenames was $5.4 million and $10.6 million for the three and six months ended June 30, 2018, respectively. Other intangibles are primarily representative of our capitalized software which had a net carrying value of $1.2 million and $1.5 million as of June 30, 2019 and December 31, 2018, respectively.
Estimated aggregate future amortization expense for finite lived assets subject to amortization are $10.8 million for the six months ending December 31, 2019, $11.3 million in 2020, $0.3 million in 2021 and $0.0 million in 2022, 2023 and thereafter.

Note 5 — Income Taxes
In 2017, the President of the United States signed into law the Tax Cuts and Jobs Act ("Tax Act") which amends the Internal Revenue Code ("IRC") to reduce tax rates and modify policies, credits, and deductions for individuals and businesses. For businesses, the Tax Act creates limitations on interest expense deductions (if certain conditions apply) and reduces the corporate federal tax rate from a maximum of 35% to a flat 21% rate. The Company is required to value its deferred tax assets and liabilities applying the rates prescribed by the enacted law for the period in which such deferred tax assets and liabilities are expected to reverse.
Our effective tax rate ("ETR") was 63.2% and 43.8% for the three and six months ended June 30, 2019, respectively. Our ETR was 11.1% and 15.9% for the three and six months ended June 30, 2018, respectively. For the three and six months ended June 30, 2019, the ETR was primarily driven by increased income taxes in foreign jurisdictions and an increase to the valuation allowance as a result of additional deferred tax assets related to foreign tax credits.
Management assesses both the available positive and negative evidence to determine whether it is more likely than not that there will be sufficient sources of future taxable income to recognize deferred tax assets. The Company must also assess whether its valuation allowance analyses are affected by the Tax Act. The following items impacted the valuation allowance due to the enacted Tax Act:

•	A reduction in deductible interest expense for federal income tax purposes which will create an indefinite lived deferred tax asset;

•	The prevention of deferring revenue with respect to unbilled receivables; and

•	The recognition of revenue it had previously deferred as unbilled receivables over a four-year period pursuant to IRC Section 481.
While we anticipate that the Tax Act will result in the Company enhancing its ability to recognize existing deferred tax assets in the future, the Company also anticipates that the Tax Act will create new deferred tax assets that will be subject to future valuation allowance. As such, the Company will remain in a valuation allowance on most domestic deferred tax assets for the period ended June 30, 2019 but will assess the need for valuation allowance each period. As of June 30, 2019 and December 31, 2018, our valuation allowance was $63.0 million and $58.0 million, respectively.
As of June 30, 2019 and December 31, 2018, we had $4.2 million of total unrecognized tax benefits of which $2.7 million would impact our effective tax rate if recognized. We expect the unrecognized tax benefit and any related interest or penalties to be settled within the next twelve months.
During the six months ended June 30, 2019, we made no estimated federal income tax payments and $2.2 million of estimated state tax payments. Additionally, during the second quarter of 2019 we made $2.0 million of payments to foreign tax jurisdictions.
During the year ended December 31, 2018, a tax assessment from the Saudi Arabia Tax Authority ("GAZT") was received, seeking approximately $7.7 million in taxes and penalties specific to an existing audit of a branch location for periods between 2002 and 2013. We filed an initial appeal on the assessment with the GAZT and we previously established an accrual for the more likely than not amount of the estimated tax liability. We will continue to monitor and revise the liability accordingly.

Note 6 — Contract Balances
Our contract balances consist of accounts receivable, contract assets and contract liabilities.
Contract assets primarily consist of unbilled receivables which represent rights to consideration for work completed but not billed as of the reporting date. The balance of unbilled receivables consists of costs and fees that are: (i) billable immediately; (ii) billable on contract completion; or (iii) billable upon other specified events, such as the resolution of a request for equitable adjustment or formal claim. Contract assets as of June 30, 2019 and December 31, 2018 include $41.2 million and $25.9 million, respectively, related to costs incurred on projects for which we are awaiting final funding, definitization or other contract actions in order for us to bill our customer. As of June 30, 2019 and December 31, 2018, we had one contract claim outstanding totaling $2.8 million, net of reserves. We do not believe we have significant exposure to credit risk as our receivables are primarily with the U.S. government.
Contract liabilities represent advanced payments, billings in excess of costs and earnings, and deferred revenue amounts. These current and noncurrent contract liabilities are transferred to contract assets once the performance progress has occurred. Contract assets and liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period.
Our contract balances consisted of the following:

(Amounts in thousands)	June 30, 2019	December 31, 2018	$ Change
Accounts receivable, net of allowances	$106,521	$163,901	$(57,380)
Contract assets	186,564	172,137	14,427
Contract liabilities	46,503	37,816	8,687
During the six months ended June 30, 2019:

•
we increased Contract assets by $0.9 billion due to the recognition of revenue in calendar year 2019, which included adjustments for changes in estimates arising from a change in the measure of progress, a change in an estimate of the transaction price or contract modifications;

•	we reclassified $0.9 billion of Contract assets to Accounts receivable when the right to consideration became unconditional;

•	we recognized revenue of $27.0 million related to our Contract liabilities as of December 31, 2018;

•	we received an advance payment of $25.4 million which is included in Contract liabilities, net of revenue recognized through June 30, 2019.
During the six months ended June 30, 2018:

•
we increased Contract assets by $1.1 billion due to the recognition of revenue in calendar year 2018, which included adjustments for changes in estimates arising from a change in the measure of progress, a change in an estimate of the transaction price or contract modifications;

•	we reclassified $1.1 billion of Contract assets to Accounts receivable when the right to consideration became unconditional;

•	we recognized revenue of $3.4 million related to our Contract liabilities as of January 1, 2018;

•	we received an advance payment of $45.1 million which is included in Contract liabilities, net of revenue recognized through June 30, 2018.
Our allowance for doubtful accounts was $3.3 million as of June 30, 2019 compared to $2.8 million as of December 31, 2018, an increase primarily due to an additional reserve on a DynAviation contract.

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

Our estimate of the fair value of our 11.875% senior secured second lien notes (the "Second Lien Notes"), and 2016 Senior Credit Facility (as defined in Note 8) is based on Level 1 and Level 2 inputs, as defined above. Our estimate of the fair value of our Cerberus 3L Notes (as defined in Note 8) is based on Level 3 inputs, as defined above. We used the following techniques in determining the fair value disclosed for the Cerberus 3L Notes classified as Level 3. The fair value as of June 30, 2019 has been calculated by discounting the expected cash flows using a discount rate of 7.9%. This discount rate is determined using the Moody's credit rating for the Second Lien Notes and reducing the rating one level lower for the Cerberus 3L Notes as they are subordinated to the Second Lien Notes.

	As Of
	June 30, 2019		December 31, 2018
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
11.875% senior secured second lien notes	$387,598	$393,897	$384,713	$398,178
Term loan	29,546	29,250	77,343	76,569
Cerberus 3L notes	34,957	28,659	34,104	24,352
Total indebtedness	452,101	451,806	496,160	499,099
Less current portion of long-term debt	—	—	(17,797)	(17,619)
Total long-term debt	$452,101	$451,806	$478,363	$481,480

Note 8 — Debt
Debt consisted of the following:

	As of June 30, 2019
(Amounts in thousands)	Carrying Amount	Original Issue Discount on Term Loan	Deferred Financing Costs, Net	Carrying Amount less Original Issue Discount on Term Loan and Deferred Financing Costs, Net
11.875% senior secured second lien notes	$387,598	$—	$(574)	$387,024
Term loan	29,546	(693)	(113)	28,740
Cerberus 3L notes	34,957	—	(59)	34,898
Total indebtedness	452,101	(693)	(746)	450,662
Less current portion of long-term debt, net (1)	—	—	—	—
Total long-term debt, net	$452,101	$(693)	$(746)	$450,662

(1)	The carrying amount of the current portion of long-term debt as of June 30, 2019 includes the Revolver (as defined below). As of June 30, 2019, there were no amounts borrowed under the Revolver.

	As of December 31, 2018
(Amounts in thousands)	Carrying Amount	Original Issue Discount on Term Loan	Deferred Financing Costs, Net	Carrying Amount less Original Issue Discount on Term Loan and Deferred Financing Costs, Net
11.875% senior secured second lien notes	$384,713	$—	$(774)	$383,939
Term loan	77,343	(2,704)	(886)	73,753
Cerberus 3L notes	34,104	—	(63)	34,041
Total indebtedness	496,160	(2,704)	(1,723)	491,733
Less current portion of long-term debt, net (2)	(17,797)	622	102	(17,073)
Total long-term debt, net	$478,363	$(2,082)	$(1,621)	$474,660

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

The original issue discount on the Term Loan facility under the 2016 Senior Credit Facility (the "Term Loan") and deferred financing costs are amortized through interest expense. Amortization related to the original issue discount was $0.3 million and $0.7 million during the three and six months ended June 30, 2019, respectively, and was $0.9 million and $1.8 million during the three and six months ended June 30, 2018, respectively. Amortization related to deferred financing costs was $0.4 million and $0.8 million during the three and six months ended June 30, 2019, respectively, and was $0.4 million and $0.9 million during the three and six months ended June 30, 2018, respectively.
The original issue discount on the Term Loan and deferred financing costs were reduced by $0.9 million and $1.5 million for the three and six months ended June 30, 2019, respectively, due to the pro rata write-off to loss on early extinguishment of debt as a result of the $17.8 million Excess Cash Flow principal payment on March 19, 2019 and the $30.0 million voluntary principal payment made on June 17, 2019 on the Term Loan. Deferred financing costs for the six months ended June 30, 2018 were reduced by $0.2 million related to the pro rata write-off of deferred financing costs to loss on early extinguishment of debt as a result of the $54.9 million Excess Cash Flow principal payment made on the Term Loan on March 21, 2018.
2016 Senior Credit Facility
On July 7, 2010, we entered into a senior secured credit facility (the "2010 Senior Credit Facility"), with a banking syndicate and Bank of America, N.A. as Administrative Agent (the "Agent"). On April 30, 2016, we entered into Amendment No. 5 ("Amendment No. 5") to the 2010 Senior Credit Facility which provided for a new senior secured credit facility (the "2016 Senior Credit Facility") upon the satisfaction of certain conditions. On June 15, 2016, we satisfied the conditions set forth in Amendment No. 5 and the 2016 Senior Credit Facility became effective. The 2016 Senior Credit Facility is secured by substantially all of our assets and guaranteed by substantially all of our subsidiaries.

As of June 30, 2019, the 2016 Senior Credit Facility provided for the following:

•	a $29.5 million Term Loan;

•	a $85.8 million class B revolving facility (the "Revolver"); and

•
up to $15.0 million in incremental revolving facilities provided by and at the discretion of certain non-debt fund affiliates that are controlled by Cerberus (as defined herein), which shall rank pari passu with, and be on the same terms as, the Revolver.

As of June 30, 2019 and December 31, 2018, the available borrowing capacity under the 2016 Senior Credit Facility was approximately $66.5 million and included $19.3 million in issued letters of credit. Amounts borrowed under the Revolver were used to fund operations. As of June 30, 2019 and December 31, 2018 there were no amounts borrowed under the Revolver. Our cash flow from operations is heavily dependent upon billing and collection of our accounts receivable and access to our Revolver, which is dependent upon our meeting financial and non-financial covenants. The Revolver matured on July 7, 2019, so our cash flows from operations is also dependent on our ability to obtain a new revolving facility and our future financial strength. Upon the maturity of the Revolver, the letters of credit previously issued under the credit agreement governing the 2016 Senior Credit Facility have continued to remain outstanding and are cash collateralized for the benefit of the letter of credit issuer. The Company is currently considering a refinancing of its existing capital structure with a new $70 million senior secured revolving credit facility maturing in calendar year 2024 and a new $360 million senior secured term loan facility maturing in calendar year 2025. There can be no assurances that any such refinancing will be completed. See Note 14 for further discussion.
The Term Loan matures on July 7, 2020. In the event the Company chooses to prepay the Term Loan, the Company is required to provide notice to the Agent three business days prior to the prepayment date for Eurocurrency Rate loans or on the prepayment date for Base Rate loans.
Interest Rates on Term Loan & Revolver
The interest rate per annum applicable to the Term Loan is, at our option, equal to either the Base Rate or the Eurocurrency Rate, as defined in the 2016 Senior Credit Facility, in each case, plus (i) 5.00% in the case of Base Rate loans and (ii) 6.00% in the case of Eurocurrency Rate loans. The interest rate per annum applicable to the Revolver was, at our option, equal to either a Base Rate or a Eurocurrency Rate plus (i) a range of 4.50% to 5.00% based on the First Lien Secured Leverage Ratio, as defined in the 2016 Senior Credit Facility, in the case of Base Rate loans and (ii) a range of 5.50% to 6.00% based on the First Lien Secured Leverage Ratio in the case of Eurocurrency Rate loans. The First Lien Secured Leverage Ratio was the ratio of total first lien secured consolidated debt (net of up to $75 million of unrestricted cash and cash equivalents) to consolidated earnings before interest, taxes, depreciation and amortization ("Consolidated EBITDA"), as defined in the 2016 Senior Credit Facility. The variable Base Rate has a floor of 2.75% and the variable Eurocurrency Rate has a floor of 1.75%. Interest payments on the Term Loan are payable at the end of the interest period as defined in the 2016 Senior Credit Facility, but not less than quarterly, and interest payments on the Revolver were payable at the end of the interest period as defined in the 2016 Senior Credit Facility, but not less than quarterly.
As of June 30, 2019 and December 31, 2018, the applicable interest rate on the Term Loan was 8.39% and 8.47%, respectively.
Interest Rates on Letter of Credit Subfacility and Unused Commitment Fees
All of our letters of credit under the 2016 Senior Credit Facility were subject to a 0.25% fronting fee. The letter of credit subfacility bore interest at an applicable rate that ranged from 5.50% to 6.00% with respect to the Revolver commitments. The unused commitment fee on our Revolver ranged from 0.50% to 0.75% on the undrawn amount of the facility depending on the First Lien Secured Leverage Ratio. Interest payments on both the letter of credit subfacility and unused commitments were payable quarterly in arrears. We also paid customary letter of credit and agency fees.
The applicable interest rate for our letter of credit subfacility was 5.50% as of June 30, 2019 and December 31, 2018, respectively. The applicable interest rate for our unused commitment fees was 0.50% as of June 30, 2019 and December 31, 2018.
Principal Payments
The credit agreement governing the 2016 Senior Credit Facility contains an annual requirement to submit a portion of our Excess Cash Flow within five business days of filing annual financial statements, as additional principal payments.
Based on our annual financial results for the years ended December 31, 2018 and 2017, we made additional principal payments as required under the Excess Cash Flow provisions of the 2016 Senior Credit Facility of $17.8 million on March 19, 2019 and $54.9 million on March 21, 2018. Certain other transactions can trigger mandatory principal payments such as tax refunds, a disposition of a portion of our business or a significant asset sale. We had no such transactions during the six months ended June 30, 2019 or June 30, 2018.
The 2016 Senior Credit Facility requires us to prepay outstanding term loans, subject to certain exceptions, with:

•	100% of excess cash flow less the amount of certain voluntary prepayments as described in Amendment No. 5; and

•
100% of the net cash proceeds of all non-ordinary course asset sales and casualty and condemnation events, if we do not reinvest or commit to reinvest those proceeds in assets to be used in our business or to make certain other permitted investments within six months (and, if committed to be so reinvested, actually reinvested within twelve months).

The principal amount of the Term Loan may be reduced as a result of prepayments, with the remaining amount payable on July 7, 2020. We are permitted to voluntarily repay outstanding loans under the 2016 Senior Credit Facility at any time without premium or penalty, other than customary "breakage" costs with respect to Eurocurrency Rate Loans.
Guarantee and Security
The guarantors of the obligations under the 2016 Senior Credit Facility are identical to those under the Second Lien Notes and the Cerberus 3L Notes. See Note 13. The 2016 Senior Credit Facility is secured on a first lien basis by the same collateral that secures the Second Lien Notes on a second lien basis and the Cerberus 3L Notes on a third lien basis.
Covenants and Other Terms
The 2016 Senior Credit Facility contains a number of financial, as well as non-financial, affirmative and negative covenants that we believe are usual and customary. Among other things, the 2016 Senior Credit Facility requires us to maintain a maximum total leverage ratio and a minimum interest coverage ratio. The total leverage ratio is the ratio of Consolidated Total Debt, as defined in Amendment No. 5 (which definition excludes debt under the Cerberus 3L Notes), less unrestricted cash and cash equivalents (up to $75.0 million) to Consolidated EBITDA, as defined in Amendment No. 5, for the applicable period. The maximum total leverage ratio was 4.75 to 1.0 for the period ended June 30, 2019. The interest coverage ratio is the ratio of Consolidated EBITDA to Consolidated Interest Expense, as defined in Amendment No. 5 (which provides that interest expense with respect to the Cerberus 3L Notes is excluded). The minimum interest coverage ratio was 1.70 to 1.0 for the period ended June 30, 2019.
The 2016 Senior Credit Facility required, solely for the benefit of the lenders under the Revolver, for us to maintain minimum liquidity (based on availability of revolving credit commitments plus unrestricted cash and cash equivalents) as of the end of each fiscal quarter ending after December 31, 2017 of not less than $50.0 million. The credit agreement governing the 2016 Senior Credit Facility also contains customary representations and warranties and events of default.
As of June 30, 2019 and December 31, 2018, we were in compliance with our financial maintenance covenants under the 2016 Senior Credit Facility. We expect, based on current projections and estimates, to be in compliance with our covenants in the 2016 Senior Credit Facility (including our financial maintenance covenants), and the covenants in the Second Lien Notes and the Cerberus 3L notes, further discussed below, for the next twelve months.
Second Lien Notes
On June 15, 2016, $415.7 million principal amount of the 10.375% Senior Notes due 2017 (the "Senior Unsecured Notes") were exchanged for $45.0 million cash and $370.6 million aggregate principal amount of newly issued Second Lien Notes due November 30, 2020, which are governed by the terms of the indenture (the "Indenture"), among DynCorp International, Holdings, as parent guarantor, DynCorp International’s subsidiaries that currently guarantee the 2016 Senior Credit Facility, as subsidiary guarantors (the "Subsidiary Guarantors"), and Wilmington Trust, National Association, as trustee and collateral agent.
Interest on the Second Lien Notes accrues at the rate of 11.875% per annum, comprised of 10.375% per annum in cash and 1.500% per annum payable in kind ("PIK," and such interest "PIK Interest"). The cash portion of the interest on the Second Lien Notes is payable in cash and the PIK Interest on the Second Lien Notes is payable in kind, each semi-annually in arrears on January 1 and July 1.
During the three and six months ended June 30, 2019, PIK Interest converted into the carrying amount of the Second Lien Notes was zero and $2.9 million, respectively. During the three and six months ended June 30, 2018, PIK Interest converted into the carrying amount of the Second Lien Notes was zero and $2.8 million, respectively. PIK Interest accrued on the Second Lien Notes was $2.9 million as of both June 30, 2019 and December 31, 2018.
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
On July 24, 2019, the Company issued a conditional notice of optional full redemption to holders of the Second Lien Notes. All of the $390.5 million outstanding principal amount of the Second Lien Notes will be redeemed. The redemption price will be 100% of the principal amount (including any increased principal amount of Second Lien Notes resulting from PIK Interest), plus accrued and unpaid cash interest together with an amount of cash equal to all accrued and unpaid PIK Interest, to but excluding the redemption date of August 23, 2019 (unless delayed as set forth below) (such amount, the “Total Redemption Price” and such date, the “Redemption Date”). The redemption of the Second Lien Notes is conditioned on the Company’s receipt of net cash proceeds from the proposed entry into a new senior secured term loan facility at a time and date before 10:00 a.m. on the Redemption Date that are sufficient, together with cash on hand, to pay the Total Redemption Price. The redemption of the Second Lien Notes may be delayed until such time as the condition is satisfied or may be rescinded if the condition is not satisfied by the Redemption Date. There can be no assurances that such redemption will be completed.
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

Interest Rate and Fees
The interest rate per annum applicable to the Cerberus 3L Notes is 5.00%, payable in kind on a quarterly basis. During the three and six months ended June 30, 2019, PIK interest converted into the carrying amount of the Cerberus 3L Notes was $0.4 million and $0.9 million, respectively. During the three and six months ended June 30, 2018, PIK interest converted into the carrying amount of the Cerberus 3L Notes was $0.4 million and $0.8 million, respectively.

Prepayments
The Cerberus 3L Notes do not require any mandatory prepayments, and, subject to the terms of the Intercreditor Agreement (as defined below), we are permitted to voluntarily repay outstanding loans under the Cerberus 3L Notes without premium or penalty. The 2016 Senior Credit Facility and the Indenture governing the Second Lien Notes restrict us from making any principal payments on the Cerberus 3L Notes.

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

Intercreditor Agreement

The collateral granted to secure the indebtedness under the 2016 Senior Credit Facility, on a first-priority basis, has also been granted to secure (a) the Second Lien Notes and the guarantees under the Indenture on a second-priority basis and (b) the Cerberus 3L Notes and the guarantees under the Third Lien Credit Agreement on a third-priority basis. The relative priority of the liens afforded to the 2016 Senior Credit Facility, Second Lien Notes and Cerberus 3L Notes and the subordination in right of payment of the Cerberus 3L Notes to the 2016 Senior Credit Facility and the Second Lien Notes are set forth in the Intercreditor Agreement (the "Intercreditor Agreement"), dated as of June 15, 2016, by and among the administrative agent under the 2016 Senior Credit Facility, the collateral agent under the Indenture, and the collateral agent under the Third Lien Credit Agreement.

Debt Maturity Schedule

The following table represents our contractual maturity schedule associated with our debt as of June 30, 2019:

	Calendar Years (1)
(Amounts in thousands)	2019	2020	2021	2022	2023	Thereafter	Total
11.875% senior secured second lien notes	$—	$387,598	$—	$—	$—	$—	$387,598
Term loan	—	29,546	—	—	—	—	29,546
Cerberus 3L notes	—	—	—	—	—	34,957	34,957
Total debt	$—	$417,144	$—	$—	$—	$34,957	$452,101

(1)	As of June 30, 2019, there were no amounts outstanding under the Revolver.

Note 9 — Leases
In February 2016, the FASB issued ASC 842, which supersedes the lease recognition requirements in ASC 840. The core principle of the new standard is that a company should recognize right-of-use assets and lease liabilities arising from financing and operating leases. We adopted ASC 842 as of January 1, 2019 using the modified retrospective approach without restatement of comparative periods. The cumulative effect of applying ASC 842 to our Condensed Consolidated Balance Sheet as of January 1, 2019 was an increase to right-of use assets of $26.3 million, lease liabilities of $37.8 million and a tenant improvement allowance receivable within Other current assets of $6.8 million offset by a reduction to prepaid rent of $2.1 million, accrued rent within Accrued liabilities of $3.4 million, and tenant improvement allowances of $3.4 million. Included in the amounts above are the Fort Worth lease agreements which commenced on January 1, 2019 and consisted of $6.0 million of right-of-use assets, $6.8 million of tenant improvement allowance receivables and $12.8 million of lease liabilities. The Company does not have financing leases.
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
Short-term lease rental expense was $14.2 million and $27.2 million during the three and six months ended June 30, 2019, respectively. Minimum fixed rental payments non-cancelable for short-term leases in effect as of June 30, 2019, are as follows:

Calendar Year	Real Estate (1)	Equipment (2)	Total
	(Amounts in thousands)
2019	$2,140	$3,308	$5,448
2020	375	955	1,330
Total (3)	$2,515	$4,263	$6,778
(1) Real estate includes office space, warehouses and housing.
(2) Equipment includes equipment and vehicles.
(3) We have no minimum fixed rental payments non-cancelable for short-term leases in calendar years 2021, 2022, 2023 and thereafter as of June 30, 2019.
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
The following tables present selected financial information for operating leases as of June 30, 2019:

Operating Leases
(Amounts in thousands)	June 30, 2019
Assets
Right-of-use leased assets	$23,279
Total leased assets	$23,279

Liabilities
Current portion of long-term lease liabilities	$7,842
Long-term lease liabilities	26,924
Total lease liabilities	$34,766

Maturity of Lease Liabilities
(Amounts in thousands)	Operating Leases
Remainder of 2019	$5,315
2020	8,761
2021	6,776
2022	5,911
2023	5,512
Thereafter	15,469
Total lease payments	$47,744
Less: Interest	(12,978)
Present value of lease liabilities	$34,766

Lease Term and Discount Rate	June 30, 2019
Weighted-average remaining lease term (years)	6.1
Weighted-average discount rate	10.00%
(1) As most of the Company's operating leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.
The following tables present selected financial information for the three and six months ended June 30, 2019:

Lease Cost		Three Months Ended June 30, 2019
(Amounts in thousands)	Classification	Real Estate	Equipment	Total
Operating lease cost	Cost of services	$1,089	$148	$1,237
	Selling, general and administrative expenses	1,437	30	1,467
Sublease income (1)	Other income, net	(252)	—	(252)
Net lease cost		$2,274	$178	$2,452

		Six Months Ended June 30, 2019
(Amounts in thousands)	Classification	Real Estate	Equipment	Total
Operating lease cost	Cost of services	$2,115	$299	$2,414
	Selling, general and administrative expenses	2,709	51	2,760
Sublease income (1)	Other income, net	(583)	—	(583)
Net lease cost		$4,241	$350	$4,591

(1)	We sublease certain real estate to third parties.
Lease rental expense was $10.4 million and $21.0 million for the three and six months ended June 30, 2018, respectively.

Other Information	Six Months Ended June 30, 2019
(Amounts in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating lease payments	$(5,191)
Leased assets obtained in exchange for new lease liability	297
As of December 31, 2018, the minimum fixed rental payments on non-cancelable leases totaled a cumulative $31.1 million. The Fort Worth lease agreements which commenced on January 1, 2019 were not included in this amount as of December 31, 2018.

Note 10 — Commitments and Contingencies
Commitments
See Note 9 for further discussion on our lease commitments.
Contingencies
General Legal Matters
We are involved in various lawsuits and claims that arise in the normal course of business. We have established reserves for matters in which it is believed that losses are probable and can be reasonably estimated. Reserves related to these matters have been recorded in Other accrued liabilities totaling approximately $5.2 million and $4.7 million as of June 30, 2019 and December 31, 2018, respectively. We believe that appropriate accruals have been established for such matters based on information currently available; however, some of the matters may involve compensatory, punitive, or other claims or sanctions that, if granted, could require us to pay damages or make other expenditures in amounts that could not be reasonably estimated at June 30, 2019. These accrued reserves represent the best estimate of amounts believed to be our liability in a range of expected losses. In addition to matters that are considered probable and that can be reasonably estimated, we also have certain matters considered reasonably possible. Other than matters disclosed below, we believe the aggregate range of possible loss related to matters considered reasonably possible was not material as of June 30, 2019. Litigation is inherently unpredictable and unfavorable resolutions could occur. Accordingly, it is possible that an adverse outcome from such proceedings could (i) exceed the amounts accrued for probable matters; or (ii) require a reserve for a matter we did not originally believe to be probable or could be reasonably estimated. Such changes could be material to our financial condition, results of operations and cash flows in any particular reporting period. Our view of the matters not specifically disclosed could possibly change in future periods as events thereto unfold.
Pending Litigation and Claims
On February 24, 2012, we were advised by the Department of Justice Civil Litigation Division (the "Civil Division”) that they are conducting an investigation regarding the CivPol Police ("CivPol") and Department of State Advisor Support Mission ("DASM") contracts in Iraq and Corporate Bank, a former subcontractor. The issues include allowable hours worked under a specific task order and invoices to the Department of State for certain hotel leasing, labor rates and overhead within the 2003 to 2008 timeframe. Since 2012, the Company has been in discussions with the Civil Division, and has been cooperating with the Civil Division’s requests for information. On July 19, 2016, the Civil Division filed a civil lawsuit asserting violations of underlying contract terms and also the False Claims Act. If our operations are found to be in violation of any laws or government regulations, we may be subject to penalties, damages or fines, any or all of which could adversely affect our financial results; however, the complaint does not include any specific monetary demand and as such we are unable to estimate a range of loss at this time. We are continuing to evaluate this lawsuit and at this time believe the potential for penalties, damages or fines resulting from this matter do not represent a probable loss contingency.
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
Our incurred costs claims for U.S. government contracts completed through fiscal year 2017 have been audited by the DCAA and negotiated by the Defense Contract Management Agency ("DCMA") except for fiscal years 2015 and 2016, which questioned $7.4 million of costs and resulted in a unilateral decision of our indirect rates. The largest portion of the unilateral decision has been appealed to the Armed Services Board of Contract Appeals ("ASBCA") and at this time, we believe the likelihood of an unfavorable outcome in this case is remote.
We have received a series of audit reports from the DCAA related to their examination of certain incurred, invoiced and reimbursed costs on the Logistics Civil Augmentation Program IV ("LOGCAP IV") for contract years 2009 to 2017. For contract years 2009 to 2012, through our negotiation efforts with the Contracting Officer the issues have been resolved, resulting in final settlements of all audited costs of approximately $0.8 million. For contract years 2013 and 2014, we have received DCAA’s final audit report, which questions approximately $3.9 million of costs. We are in discussions with the Contracting Officer regarding the final audit report and we believe that the settlement of the outstanding amounts will not be material to our financial statements. The DCAA has completed its audit of contract years 2015 and 2016 and LOGCAP IV had no questioned contract costs. Additionally, the DCAA has recently completed its audit of contract year 2017 and LOGCAP IV had no questioned contract costs.
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
Risk Management Liabilities and Reserves
We are insured for domestic workers' compensation liabilities and a significant portion of our employee medical costs. However, we bear risk for a portion of claims pursuant to the terms of the applicable insurance contracts. We account for these programs based on actuarial estimates of the amount of loss inherent in that period’s claims, including losses for which claims have not been reported of $6.0 million and $5.9 million as of June 30, 2019 and December 31, 2018, respectively. These loss estimates rely on actuarial observations of ultimate loss experience for similar historical events. We limit our risk by purchasing stop-loss insurance policies for significant claims incurred for both domestic workers' compensation liabilities and medical costs. Our exposure under the stop-loss policies for domestic workers' compensation and medical costs is limited based on fixed dollar amounts. For domestic workers' compensation and employers' liability under state and federal law, the fixed dollar amount of stop-loss coverage is $1.0 million per occurrence on most policies, but is $0.25 million per occurrence on a California-based policy. For medical costs, the fixed dollar amount of stop-loss coverage is $0.4 million for total costs per covered participant per calendar year.

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
The following is a summary of the financial information of the reportable segments reconciled to the amounts reported in the condensed consolidated financial statements:

	Three Months Ended		Six Months Ended
(Amounts in thousands)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Revenue
DynAviation	$234,254	$297,454	$458,625	$614,686
DynLogistics	253,573	251,246	510,092	468,770
Headquarters / Other (1)	(4)	1,661	(109)	1,198
Total revenue	$487,823	$550,361	$968,608	$1,084,654

Operating income (loss)
DynAviation	$13,440	$25,282	$23,248	$51,216
DynLogistics	23,551	28,896	50,650	48,202
Headquarters / Other (2)	(9,264)	(10,837)	(16,429)	(18,576)
Total operating income (loss)	$27,727	$43,341	$57,469	$80,842

Depreciation and amortization
DynAviation	$283	$287	$584	$785
DynLogistics	677	652	1,351	1,068
Headquarters / Other	5,836	5,962	11,647	11,868
Total depreciation and amortization (3)	$6,796	$6,901	$13,582	$13,721

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

(3)
Includes amounts included in Cost of services of $0.9 million and $1.8 million and for the three and six months ended June 30, 2019, respectively, and $0.9 million and $1.7 million for the three and six months ended June 30, 2018, respectively.

The following is a summary of the assets of the reportable segments reconciled to the amounts reported in the consolidated financial statements:

	As Of
(Amounts in thousands)	June 30, 2019	December 31, 2018
Assets
DynAviation	$236,249	$171,867
DynLogistics	229,756	291,619
Headquarters / Other (1)	252,586	254,813
Total assets	$718,591	$718,299

(1)	Assets primarily include cash, investments in unconsolidated subsidiaries, and intangible assets (excluding goodwill).

Note 12 — Related Parties, Joint Ventures and Variable Interest Entities
Consulting Fee
We have a Master Consulting and Advisory Services agreement ("COAC Agreement") with Cerberus Operations and Advisory Company, LLC ("COAC") where, pursuant to the terms of the agreement, they make personnel available to us for the purpose of providing reasonably requested business advisory services. The services are priced on a case by case basis depending on the requirements of the project and agreements in pricing. We incurred $0.1 million and $0.2 million of consulting fees on a gross basis before considering the effect of our contract mix which provides for partial recovery in conjunction with the COAC Agreement, during the three and six months ended June 30, 2019 and June 30, 2018, respectively.
The 2016 Senior Credit Facility permits payments under the COAC Agreement or any transaction contemplated thereby not to exceed $6.0 million per fiscal year with respect to executives seconded from COAC and personnel of COAC that provide services to us at cost on a weekly, monthly or pro-rated basis.
Certain members of executive management and board members of the Company and seconded COAC individuals may have agreements and conduct business with Cerberus and its affiliates for which they receive compensation. We recognize such compensation as an administrative expense in the consolidated financial statements.
Joint Ventures and Variable Interest Entities
We account for our investments in variable interest entities ("VIEs") in accordance with ASC 810 - Consolidation. In cases where we have (i) the power to direct the activities of the VIE that most significantly impact its economic performance and (ii) the obligation to absorb losses of the VIE that could potentially be significant or the right to receive benefits from the entity that could potentially be significant to the VIE, we consolidate the entity. We consolidated DynCorp International FZ - LLC ("DIFZ") based on the aforementioned criteria. Alternatively, in cases where all of the aforementioned criteria are not met, the investment is accounted for under the equity method. As of June 30, 2019, we accounted for Partnership for Temporary Housing LLC ("PaTH") and Global Linguist Solutions ("GLS") as equity method investments. We present our share of the PaTH and GLS earnings in Earnings from equity method investees as these joint ventures are considered operationally integral.
Receivables due from our unconsolidated joint ventures totaled $0.1 million as of both June 30, 2019 and December 31, 2018. These receivables are a result of items purchased and services rendered by us on behalf of our unconsolidated joint ventures. We have assessed these receivables as having minimal collection risk based on our historic experience with these joint ventures and our inherent influence through our ownership interest. We did not incur cost or earn revenue from services provided to our unconsolidated joint ventures during the three and six months ended June 30, 2019. We recognized equity method income of $0.7 million during the three and six months ended June 30, 2019 and $0.2 million and $0.3 million during the three and six months ended June 30, 2018, respectively.
GLS’ revenue was $14.7 million and $31.0 million during the three and six months ended June 30, 2019, respectively, and $13.2 million and $25.9 million during the three and six months ended June 30, 2018, respectively. GLS’ operating and net income was $1.4 million and $2.3 million during the three and six months ended June 30, 2019, respectively, and was $1.3 million and $2.0 million during the three and six months ended June 30, 2018, respectively.
We currently hold one promissory note included in Other assets on our consolidated balance sheet from Palm Trading Investment Corp, which had an aggregate initial value of $9.2 million. The loan balance outstanding was $1.6 million and $1.8 million as of June 30, 2019 and December 31, 2018, respectively, reflecting the initial value plus accrued interest, less non-cash dividend payments against the promissory note. The fair value of the note receivable is not materially different from its carrying value.
As discussed above and in accordance with ASC 810 - Consolidation, we consolidate DIFZ. The following tables present selected financial information for DIFZ as of June 30, 2019 and December 31, 2018 and for the three and six months ended June 30, 2019 and June 30, 2018:

	As Of
(Amounts in millions)	June 30, 2019	December 31, 2018
Assets	$13.3	$16.5
Liabilities	10.3	13.3

	Three Months Ended		Six Months Ended
(Amounts in millions)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Revenue	$40.4	$43.1	$82.9	$85.3

The following tables present selected financial information for our equity method investees as of June 30, 2019 and December 31, 2018 and for the three and six months ended June 30, 2019 and June 30, 2018:

	As Of
(Amounts in millions)	June 30, 2019	December 31, 2018
Current assets	$14.0	$16.7
Total assets	14.0	16.7
Current liabilities	8.2	5.5
Total liabilities	8.2	5.5

	Three Months Ended		Six Months Ended
(Amounts in millions)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Revenue	$14.7	$14.7	$31.0	$29.3
Gross profit	1.4	1.8	2.3	2.8
Net income	1.4	1.8	2.3	2.8
Many of our joint ventures and VIEs only perform on a single contract. The modification or termination of a contract under a joint venture or VIE could trigger an impairment in the fair value of our investment in these entities. In the aggregate, our maximum exposure to losses as a result of our investment consists of our (i) $0.6 million investment in unconsolidated joint ventures, (ii) $0.1 million in receivables from our unconsolidated joint ventures, (iii) $1.6 million note receivable from Palm Trading Investment Corp. and (iv) contingent liabilities that were neither probable nor reasonably estimable as of June 30, 2019.

Note 13 — Consolidating Financial Statements of Subsidiary Guarantors
The Second Lien Notes issued by DynCorp International Inc. ("Subsidiary Issuer"), the 2016 Senior Credit Facility and the term loan under the Third Lien Credit Agreement are fully and unconditionally guaranteed, jointly and severally, by the Company ("Parent") and the following domestic subsidiaries of Subsidiary Issuer: DynCorp International LLC, DTS Aviation Services LLC, DynCorp Aerospace Operations LLC, DynCorp International Services LLC, DIV Capital Corporation, Dyn Marine Services of Virginia LLC, Services International LLC, Worldwide Management and Consulting Services LLC, Worldwide Recruiting and Staffing Services LLC, Heliworks LLC, Phoenix Consulting Group, LLC, Casals & Associates, Inc., Culpeper National Security Solutions LLC, and Highground Global, Inc. ("Subsidiary Guarantors"). Each of the Subsidiary Issuer and the Subsidiary Guarantors is 100% owned by the Company. Under the Indenture governing the Second Lien Notes, a guarantee of a Subsidiary Guarantor would terminate upon the following customary circumstances: (i) the sale of the capital stock of such Subsidiary Guarantor if such sale complies with the indenture; (ii) the designation of such Subsidiary Guarantor as an unrestricted subsidiary; (iii) if such Subsidiary Guarantor no longer guarantees certain other indebtedness of the Subsidiary Issuer or (iv) the defeasance or discharge of the indenture.
The following condensed consolidating financial statements present (i) unaudited condensed consolidating balance sheets as of June 30, 2019 and December 31, 2018, (ii) unaudited condensed consolidating statements of operations and comprehensive income for the three and six months ended June 30, 2019 and June 30, 2018, (iii) unaudited condensed consolidating statements of cash flows for the six months ended June 30, 2019 and June 30, 2018 and (iii) elimination entries necessary to consolidate Parent and its subsidiaries.
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
DynCorp International Inc. is considered the Subsidiary Issuer as it issued the Second Lien Notes.

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Operations Information
For the Three Months Ended June 30, 2019

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$—	$489,098	$41,579	$(42,854)	$487,823
Cost of services	—	—	(430,642)	(39,839)	41,554	(428,927)
Selling, general and administrative expenses	—	—	(24,682)	(2,570)	1,300	(25,952)
Depreciation and amortization expense	—	—	(5,820)	(59)	—	(5,879)
Earnings from equity method investees	—	—	—	662	—	662
Operating income (loss)	—	—	27,954	(227)	—	27,727
Interest expense	—	(13,890)	(442)	—	—	(14,332)
Loss on early extinguishment of debt	—	(852)	—	—	—	(852)
Interest income	—	—	1,119	—	—	1,119
Equity in income (loss) of consolidated subsidiaries	5,153	16,800	(452)	—	(21,501)	—
Other income, net	—	—	771	2	—	773
Income (loss) before income taxes	5,153	2,058	28,950	(225)	(21,501)	14,435
Benefit (provision) for income taxes	—	3,095	(12,150)	(76)	—	(9,131)
Net income (loss)	5,153	5,153	16,800	(301)	(21,501)	5,304
Noncontrolling interests	—	—	—	(151)	—	(151)
Net income (loss) attributable to Delta Tucker Holdings, Inc.	$5,153	$5,153	$16,800	$(452)	$(21,501)	$5,153

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Operations Information
For the Three Months Ended June 30, 2018

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$—	$553,769	$47,343	$(50,751)	$550,361
Cost of services	—	—	(480,310)	(47,036)	50,748	(476,598)
Selling, general and administrative expenses	—	—	(24,670)	—	—	(24,670)
Depreciation and amortization expense	—	—	(5,915)	(62)	3	(5,974)
Earnings from equity method investees	—	—	222	—	—	222
Operating income	—	—	43,096	245	—	43,341
Interest expense	—	(15,585)	(498)	—	—	(16,083)
Interest income	—	—	407	1	—	408
Equity in income (loss) of consolidated subsidiaries	24,809	34,939	(96)	—	(59,652)	—
Other income (expense), net	—	—	559	(67)	—	492
Income before income taxes	24,809	19,354	43,468	179	(59,652)	28,158
Benefit (provision) for income taxes	—	5,455	(8,529)	(66)	—	(3,140)
Net income	24,809	24,809	34,939	113	(59,652)	25,018
Noncontrolling interests	—	—	—	(209)	—	(209)
Net income (loss) attributable to Delta Tucker Holdings, Inc.	$24,809	$24,809	$34,939	$(96)	$(59,652)	$24,809

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Operations Information
For the Six Months Ended June 30, 2019

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$—	$972,829	$85,602	$(89,823)	$968,608
Cost of services	—	—	(853,629)	(83,274)	88,509	(848,394)
Selling, general and administrative expenses	—	—	(50,390)	(2,596)	1,312	(51,674)
Depreciation and amortization expense	—	—	(11,615)	(120)	2	(11,733)
Earnings from equity method investees	—	—	—	662	—	662
Operating income	—	—	57,195	274	—	57,469
Interest expense	—	(28,159)	(857)	—	—	(29,016)
Loss on early extinguishment of debt	—	(1,475)	—	—	—	(1,475)
Interest income	—	—	2,152	2	—	2,154
Equity in income (loss) of consolidated subsidiaries	16,762	40,174	(239)	—	(56,697)	—
Other income, net	—	—	1,395	2	—	1,397
Income before income taxes	16,762	10,540	59,646	278	(56,697)	30,529
Benefit (provision) for income taxes	—	6,222	(19,472)	(122)	—	(13,372)
Net income	16,762	16,762	40,174	156	(56,697)	17,157
Noncontrolling interests	—	—	—	(395)	—	(395)
Net income (loss) attributable to Delta Tucker Holdings, Inc.	$16,762	$16,762	$40,174	$(239)	$(56,697)	$16,762

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Operations Information
For the Six Months Ended June 30, 2018

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$—	$1,091,320	$93,793	$(100,459)	$1,084,654
Cost of services	—	—	(949,629)	(92,831)	100,439	(942,021)
Selling, general and administrative expenses	—	—	(49,838)	(205)	14	(50,029)
Depreciation and amortization expense	—	—	(11,911)	(126)	6	(12,031)
Earnings from equity method investees	—	—	269	—	—	269
Operating income	—	—	80,211	631	—	80,842
Interest expense	—	(32,070)	(1,001)	—	—	(33,071)
Loss on early extinguishment of debt	—	(239)	—	—	—	(239)
Interest income	—	—	931	2	—	933
Equity in income of consolidated subsidiaries	41,217	62,219	54	—	(103,490)	—
Other income (expense), net	—	—	1,151	(10)	—	1,141
Income before income taxes	41,217	29,910	81,346	623	(103,490)	49,606
Benefit (provision) for income taxes	—	11,307	(19,127)	(64)	—	(7,884)
Net income	41,217	41,217	62,219	559	(103,490)	41,722
Noncontrolling interests	—	—	—	(505)	—	(505)
Net income attributable to Delta Tucker Holdings, Inc.	$41,217	$41,217	$62,219	$54	$(103,490)	$41,217

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Comprehensive Income Information
For the Three Months Ended June 30, 2019

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net income (loss)	$5,153	$5,153	$16,800	$(301)	$(21,501)	$5,304
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(12)	(12)	—	(12)	24	(12)
Other comprehensive loss, before tax	(12)	(12)	—	(12)	24	(12)
Income tax benefit related to items of other comprehensive loss	3	3	—	3	(6)	3
Other comprehensive loss	(9)	(9)	—	(9)	18	(9)
Comprehensive income (loss)	5,144	5,144	16,800	(310)	(21,483)	5,295
Noncontrolling interests	—	—	—	(151)	—	(151)
Comprehensive income (loss) attributable to Delta Tucker Holdings, Inc.	$5,144	$5,144	$16,800	$(461)	$(21,483)	$5,144

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Comprehensive Income Information
For the Three Months Ended June 30, 2018

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net income	$24,809	$24,809	$34,939	$113	$(59,652)	$25,018
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(29)	(29)	—	(29)	58	(29)
Other comprehensive loss, before tax	(29)	(29)	—	(29)	58	(29)
Income tax benefit related to items of other comprehensive loss	6	6	—	6	(12)	6
Other comprehensive loss	(23)	(23)	—	(23)	46	(23)
Comprehensive income	24,786	24,786	34,939	90	(59,606)	24,995
Noncontrolling interests	—	—	—	(209)	—	(209)
Comprehensive income attributable to Delta Tucker Holdings, Inc.	$24,786	$24,786	$34,939	$(119)	$(59,606)	$24,786

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Comprehensive Income Information
For the Six Months Ended June 30, 2019

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net income	$16,762	$16,762	$40,174	$156	$(56,697)	$17,157
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(62)	(62)	—	(62)	124	(62)
Other comprehensive loss, before tax	(62)	(62)	—	(62)	124	(62)
Income tax benefit related to items of other comprehensive loss	15	15	—	15	(30)	15
Other comprehensive loss	(47)	(47)	—	(47)	94	(47)
Comprehensive income	16,715	16,715	40,174	109	(56,603)	17,110
Noncontrolling interests	—	—	—	(395)	—	(395)
Comprehensive income (loss) attributable to Delta Tucker Holdings, Inc.	$16,715	$16,715	$40,174	$(286)	$(56,603)	$16,715

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Comprehensive Income Information
For the Six Months Ended June 30, 2018

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net income	$41,217	$41,217	$62,219	$559	$(103,490)	$41,722
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(28)	(28)	—	(28)	56	(28)
Other comprehensive loss, before tax	(28)	(28)	—	(28)	56	(28)
Income tax benefit related to items of other comprehensive loss	6	6	—	6	(12)	6
Other comprehensive loss	(22)	(22)	—	(22)	44	(22)
Comprehensive income	41,195	41,195	62,219	537	(103,446)	41,700
Noncontrolling interests	—	—	—	(505)	—	(505)
Comprehensive income attributable to Delta Tucker Holdings, Inc.	$41,195	$41,195	$62,219	$32	$(103,446)	$41,195

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Balance Sheet Information
June 30, 2019

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
	ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$179,060	$16,583	$—	$195,643
Restricted cash	—	15,384	4,910	—	—	20,294
Accounts receivable, net	—	—	118,805	32	(12,316)	106,521
Contract assets	—	—	186,455	109	—	186,564
Intercompany receivables	—	—	294,593	16,713	(311,306)	—
Prepaid expenses and other current assets	—	—	61,554	2,269	—	63,823
Total current assets	—	15,384	845,377	35,706	(323,622)	572,845
Property and equipment, net	—	—	20,879	211	—	21,090
Right-of-use assets	—	—	22,356	923	—	23,279
Goodwill	—	—	9,694	32,399	—	42,093
Tradenames, net	—	—	28,536	—	—	28,536
Other intangibles, net	—	—	22,328	—	—	22,328
Investment in subsidiaries	—	660,719	54,628	—	(715,347)	—
Long-term deferred taxes	—	—	844	—	—	844
Other assets, net	—	—	7,539	37	—	7,576
Total assets	$—	$676,103	$1,012,181	$69,276	$(1,038,969)	$718,591

	LIABILITIES & DEFICIT
Current liabilities:
Accounts payable	$—	$—	$89,482	$1,809	$(292)	$90,999
Accrued payroll and employee costs	—	—	84,398	10,254	(9,258)	85,394
Current portion of long-term lease liabilities	—	—	7,168	674	—	7,842
Contract liabilities	—	—	46,503	—	—	46,503
Intercompany payables	46,426	248,167	16,713	—	(311,306)	—
Deferred income taxes	—	—	—	21	(21)	—
Accrued liabilities	48,415	25,689	45,864	1,677	(50,754)	70,891
Income taxes payable	—	—	25,051	—	(406)	24,645
Total current liabilities	94,841	273,856	315,179	14,435	(372,037)	326,274
Long-term debt, net	—	450,662	—	—	—	450,662
Long-term lease liabilities	—	—	26,711	213	—	26,924
Other long-term liabilities	—	—	4,235	—	—	4,235
Noncontrolling interests	—	—	5,337	—	—	5,337
(Deficit) equity	(94,841)	(48,415)	660,719	54,628	(666,932)	(94,841)
Total liabilities and deficit	$—	$676,103	$1,012,181	$69,276	$(1,038,969)	$718,591

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Balance Sheet Information
December 31, 2018

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
	ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$183,828	$19,969	$—	$203,797
Accounts receivable, net	—	—	177,735	44	(13,878)	163,901
Contract assets	—	—	172,079	58	—	172,137
Intercompany receivables	—	—	246,575	19,434	(266,009)	—
Prepaid expenses and other current assets	—	—	42,101	1,912	—	44,013
Total current assets	—	—	822,318	41,417	(279,887)	583,848
Property and equipment, net	—	—	21,726	332	—	22,058
Goodwill	—	—	9,694	32,399	—	42,093
Tradenames, net	—	—	28,536	—	—	28,536
Other intangibles, net	—	—	32,867	—	—	32,867
Investment in subsidiaries	—	649,976	55,075	—	(705,051)	—
Long-term deferred taxes	—	—	724	—	—	724
Other assets, net	—	—	7,779	394	—	8,173
Total assets	$—	$649,976	$978,719	$74,542	$(984,938)	$718,299

	LIABILITIES & DEFICIT
Current liabilities:
Current portion of long-term debt, net	$—	$17,073	$—	$—	$—	$17,073
Accounts payable	—	—	103,882	3,975	(636)	107,221
Accrued payroll and employee costs	—	—	94,492	13,810	(12,496)	95,806
Contract liabilities	—	—	37,816	—	—	37,816
Intercompany payables	46,426	200,149	19,434	—	(266,009)	—
Deferred income taxes	—	—	—	22	(22)	—
Accrued liabilities	65,373	23,467	34,805	1,660	(65,655)	59,650
Income taxes payable	—	—	22,262	—	(442)	21,820
Total current liabilities	111,799	240,689	312,691	19,467	(345,260)	339,386
Long-term debt, net	—	474,660	—	—	—	474,660
Other long-term liabilities	—	—	10,553	—	—	10,553
Noncontrolling interests	—	—	5,499	—	—	5,499
(Deficit) Equity	(111,799)	(65,373)	649,976	55,075	(639,678)	(111,799)
Total liabilities and deficit	$—	$649,976	$978,719	$74,542	$(984,938)	$718,299

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Cash Flow Information
For the Six Months Ended June 30, 2019

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$14,962	$51,426	$(5,367)	$(371)	$60,650
Cash flows from investing activities:
Purchase of property and equipment	—	—	(1,586)	—	—	(1,586)
Proceeds from sale of property, plant and equipment	—	—	402	—	—	402
Purchase of software	—	—	(153)	—	—	(153)
Return of capital from equity method investees	—	—	2,325	—	—	2,325
Contributions to equity method investees	—	—	(1,530)	—	—	(1,530)
Transfers (to) from affiliates	—	—	(48,019)	2,723	45,296	—
Net cash (used in) provided by investing activities	—	—	(48,561)	2,723	45,296	(542)
Cash flows from financing activities:
Payments on senior secured credit facility	—	(47,797)	—	—	—	(47,797)
Equity contribution from affiliates of Cerberus	—	200	—	—	—	200
Payments of dividends to noncontrolling interests	—	—	—	(742)	371	(371)
Net transfers from (to) Parent/subsidiary	—	48,019	(2,723)	—	(45,296)	—
Net cash provided by (used in) financing activities	—	422	(2,723)	(742)	(44,925)	(47,968)
Net increase (decrease) in cash, cash equivalents and restricted cash	—	15,384	142	(3,386)	—	12,140
Cash, cash equivalents and restricted cash, beginning of period	—	—	183,828	19,969	—	203,797
Cash, cash equivalents and restricted cash, end of period	$—	$15,384	$183,970	$16,583	$—	$215,937

Delta Tucker Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidating Statement of Cash Flow Information
For The Six Months Ended June 30, 2018

(Amounts in thousands)	Parent	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net cash provided by operating activities	$—	$17,678	$87,530	$1,177	$(623)	$105,762
Cash flows from investing activities:
Purchase of property and equipment	—	—	(6,160)	—	—	(6,160)
Proceeds from sale of property, plant and equipment	—	—	13	—	—	13
Purchase of software	—	—	(41)	—	—	(41)
Return of capital from equity method investees	—	—	6,595	—	—	6,595
Contributions to equity method investees	—	—	(200)	—	—	(200)
Transfers to affiliates	—	—	(37,065)	(1,281)	38,346	—
Net cash used in investing activities	—	—	(36,858)	(1,281)	38,346	207
Cash flows from financing activities:
Payments on senior secured credit facility	—	(54,943)	—	—	—	(54,943)
Equity contribution from affiliates of Cerberus	—	200	—	—	—	200
Payments of dividends to noncontrolling interests	—	—	—	(1,246)	623	(623)
Net transfers from Parent/subsidiary	—	37,065	1,281	—	(38,346)	—
Net cash (used in) provided by financing activities	—	(17,678)	1,281	(1,246)	(37,723)	(55,366)
Net increase (decrease) in cash, cash equivalents and restricted cash	—	—	51,953	(1,350)	—	50,603
Cash, cash equivalents and restricted cash, beginning of period	—	—	153,004	15,246	—	168,250
Cash, cash equivalents and restricted cash, end of period	$—	$—	$204,957	$13,896	$—	$218,853

Note 14 — Subsequent Events
We evaluated potential subsequent events occurring after the period end date through the date the financial statements were issued and determined no subsequent events merited disclosure for the period ended June 30, 2019, except as disclosed within the Notes to the unaudited condensed consolidated financial statements or as described below.
Debt Refinance
The Company is currently considering a refinancing of its existing capital structure with a new $70 million senior secured revolving credit facility maturing in 2024 and a new $360 million senior secured term loan facility maturing in 2025. There can be no assurances that any such refinancing will be completed.
On July 24, 2019, the Company issued a conditional notice of optional full redemption to holders of the Second Lien Notes. All of the $390.5 million outstanding principal amount of the Second Lien Notes will be redeemed. The Total Redemption Price will be 100% of the principal amount (including any increased principal amount of Second Lien Notes resulting from PIK Interest), plus accrued and unpaid cash interest together with an amount of cash equal to all accrued and unpaid PIK Interest, to but excluding the Redemption Date of August 23, 2019 (unless delayed as set forth below). The redemption of the Second Lien Notes is conditioned on the Company’s receipt of net cash proceeds from the proposed entry into a new senior secured term loan facility at a time and date before 10:00 a.m. on the Redemption Date that are sufficient, together with cash on hand, to pay the Total Redemption Price.

The redemption of the Second Lien Notes may be delayed until such time as the condition is satisfied or may be rescinded if the condition is not satisfied by the Redemption Date. There can be no assurance that such redemption will be completed.

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
The Logistics Civil Augmentation Program IV ("LOGCAP IV") and Afghanistan Life Support Services ("ALiSS") contracts are significant contracts within this segment. Under the LOGCAP IV program, which we perform under a single IDIQ contract, the U.S. Army contracts for us to perform selected services, operations and maintenance, engineering as well as construction and logistics predominately in the Middle East Theater to augment the U.S. Army, the U.S. Marine Corps and North Atlantic Treaty Organization forces and to release military units from combat service support missions or to fill the U.S. military resource shortfalls. LOGCAP IV had an initial term of up to ten years, and was subsequently extended in June 2018 by twelve months to April 2019. In April 2019, we were notified by the U.S. Army that we were not an awardee on the upcoming LOGCAP V contract vehicle. In April 2019, we filed a protest against awards for the LOGCAP V contract vehicle at the Government Accountability Office (“GAO”). In July 2019, we were notified that the GAO did not rule in our favor on our GAO protest. On August 5, 2019, we filed a complaint at the U.S. Court of Federal Claims regarding LOGCAP V and we expect to continue to pursue legal recourse relating to this matter. Under the ALiSS contract, the Company provides the DoS’s Bureau of South and Central Asian Affairs with life support services for the U.S. mission in Afghanistan, including the U.S. Embassy in Kabul, and other U.S. government sites within the country.
Current Operating Environment and Outlook
The following discussion is a supplement to and should be read in conjunction with the accompanying unaudited financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2018.
External Factors
Our business is primarily derived from U.S. government contracts to support U.S. foreign policy and national security objectives around the globe. Federal spending for these activities, combined with aligning capabilities with policy priorities, guides our ability to grow the business. On August 2, 2019, the President signed into law a new budget agreement that will lift the Budget Control Act ("BCA") mandated spending caps for fiscal years 2020 and 2021. The new budget deal ensures continued stability and predictability, which promotes a positive business environment and enables further growth in the defense services sector. Importantly, this agreement ends the threat of sequestration as the BCA expires at the end of fiscal year 2021.
In fiscal year 2019, the DoD was appropriated $675 billion, which is a $20 billion increase over fiscal year 2018. Funding continues to be directed toward programs and activities that restore readiness and ensure the future readiness of the force, to include increased purchasing of parts, training, flight hours and other readiness enablers. For fiscal year 2020, the new budget agreement allocates $738 billion for national defense spending with the DoD receiving roughly 95% of funds. This is $22 billion or 3% more than fiscal year 2019. Under the new budget agreement, the budget will marginally grow again in fiscal year 2021 to $741 billion, or 4% more than current spending, reflecting multiple years of compounding growth.
Growth in the defense budget combined with the prioritization of readiness and ongoing operations aligns with our core offerings and favors continued growth. Still, U.S. policy and budget decisions do not exist in a vacuum, and global events shape adjustments to policies, as well as the funding levels and mechanisms to support these shifts. External factors influencing the industry continue to include:

•	Disruptions to funding caused by a government shutdown or a continuing resolution;

•	Increased competition and opportunity caused by IDIQs and other bidding trends;

•	Readiness-driven requirements to maintain and sustain equipment;

•	Troop levels, mission requirements and tempo of operations in Afghanistan;

•	Conflicts in Iraq, Syria and the wider Middle East;

•	On-going tension with Iran;

•	North Korea’s nuclear program and challenging behavior; and

•	Russian aggression in Europe and the Middle East.
Internationally, ongoing negotiations to bring a peaceful resolution to the conflict in Afghanistan will impact U.S. roles and missions, as well as the related force structure. To reach an agreement, the U.S. and Afghan governments are likely to require a NATO in-country footprint to assist with vital and necessary tasks, such as training and equipping the Afghanistan National Defense and Security Forces and maintaining counter-terrorism capabilities, will remain and require proportionate contractor support. In addition to Afghanistan, the wider geopolitical environment, even with the territorial loss of ISIS and increased dialogue on the Korean peninsula, will likely be marked by continued instability for the foreseeable future which argues for continued robust Overseas Contingency Operations ("OCO") funding.
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
We cannot be certain that the economic environment or other factors will not continue to adversely impact our business, financial condition or results of operations in the future. We believe that our primary sources of liquidity, such as customer collections and the 2016 Senior Credit Facility, will enable us to continue to perform under our existing contracts and support further growth of our business. However, adverse conditions, such as a long term credit crisis or sequestration, could adversely affect our ability to obtain additional liquidity or refinance existing indebtedness at acceptable terms or at all.

Notable Events for the six months ended June 30, 2019 and to date

•
In January 2019, DynAviation was named one of multiple awardees on the Contracted Maintenance, Modification, Aircrew, and Related Services ("CMMARS") multiple award IDIQ contract from the U.S. Navy to provide logistical support for Navy and Air Force rotary-wing and fixed-wing aircraft, unmanned aerial vehicles, subsystems and related weapon systems. The suite of multiple-award IDIQ contracts has a total potential contract value of $12.6 billion. In May 2019, we were awarded our first task order under the CMMARS contract to provide Contractor Logistics Support for UC-35C and UC35D Cessna Citation Model aircraft. The task order has a one-year base period and four one-year option periods and a total potential task order value of $118.7 million.

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

•
In April 2019, we were notified by the U.S. Army that we were not an awardee on the upcoming LOGCAP V contract vehicle. In April 2019, we filed a protest against awards for the LOGCAP V contract vehicle at the GAO. In July 2019, we were notified that the GAO did not rule in our favor on our GAO protest. On August 5, 2019, we filed a complaint at the U.S. Court of Federal Claims regarding LOGCAP V and we expect to continue to pursue legal recourse relating to this matter.

•
In April 2019, DynAviation announced the award of the Aviation Field Maintenance and Sustainment Level Maintenance contract for the AFM Directorate in the West Region ("AFM West") to perform management, aircraft and ground support equipment maintenance, as well as aircraft modifications, and other logistical support to aviation customers worldwide. The contract has a one-year base period and seven one-year option periods and a total potential contract value of $1.1 billion. The contract award is under protest.

•
In April 2019, DynLogistics announced the award of a contract for Operations and Maintenance ("O&M") support services at the Office of the Program Manager - Saudi Arabian National Guard ("SANG") locations within the Kingdom of Saudi Arabia. The contact has a one-year base period and four one-year option periods and a total potential contract value of $21.3 million.

•
In May 2019, DynAviation announced the award of the Aviation Field Maintenance and Sustainment Level Maintenance contract for the AFM Directorate in the East Region ("AFM East") to perform management, aircraft and ground support equipment maintenance, as well as aircraft modifications, and other logistical support to aviation customers worldwide. The contract has a one-year base period and seven one-year option periods and a total potential contract value of $2.4 billion. The contract award is under protest.

•
In May 2019, DynAviation announced the award of the U.S. Customs and Border Protection ("CBP") contract to provide aircraft maintenance and logistics support services for the CBP's fleet of fixed-wing and rotary-wing aircraft. The contract has a one-year base period, nine one-year option periods and one six-month option period and a total potential contract value of $1.4 billion. The contract award is in the protest adjudication process.

•
In June 2019, DynLogistics was named one of the multiple awardees on the Diplomatic Platform Support Services ("DiPSS") multiple award IDIQ contract from the DoS to provide a full range of services for Life Support Services,

Logistics Services and O&M services to the DoS and other U.S. government agencies across the globe. The suite of multiple-award IDIQ contracts has a one-year base period and four one-year option periods and a total potential contract value of $6 billion.

•
In June 2019, DynAviation announced the award of the Kuwait Air Force Metrology and Calibration ("METCAL") Precision Measurement Equipment Laboratory ("PMEL") II contract. The contract has a one-year base period and four one-year option periods and a total potential contract value of $29.7 million.

•
In June 2019, DynAviation announced a contract extension on the Theater Aviation Sustainment Manager - OCONUS ("TASM-O") contract through December 31, 2019. The six month extension has a total potential value of $91.2 million.

•	On June 17, 2019, we made a voluntary principal prepayment of $30.0 million on the Term Loan.

•
In July 2019, DynAviation announced the award of the U.S. Air Force Central Command Support Services ("ACCOM") contract to provide aviation command and maintenance services including air traffic control, airfield management and associated maintenance support. The contract has a one-year base period and four one-year option periods and a total potential contract value of $308.6 million. The contract award is under protest.

•
In July 2019, DynLogistics announced the award of a nine-month task order extension to continue providing base life support and maintenance services in Afghanistan under the LOGCAP IV contract. The extension has a total potential value of $187.8 million.

•
In July 2019, DynLogistics announced a six-month contract extension on the Global Intelligence Support Services contract to provide comprehensive engineering and logistics support for ground and air-based intelligence, surveillance and reconnaissance systems. The extension has a total potential value of $33.8 million.

•
On July 24, 2019, we issued a conditional notice of optional full redemption to holders of our outstanding 11.875% Senior Secured Second Lien Notes due 2020, originally issued on June 15, 2016. See Note 14 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion of our refinancing efforts.

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
Our historical contract mix by type, as a percentage of revenue, is indicated in the table below.

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Fixed-Price	38%	36%	39%	38%
Time-and-Materials	6%	4%	5%	4%
Cost-Reimbursement	56%	60%	56%	58%
Total	100%	100%	100%	100%
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
The following table sets forth our historical role as a prime and subcontractor, as a percentage of revenue.

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Prime Contractor	99%	97%	99%	97%
Subcontractor	1%	3%	1%	3%
Total	100%	100%	100%	100%

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
The following table sets forth our approximate backlog as of the dates indicated:

	As Of
(Amounts in millions)	June 30, 2019	December 31, 2018
Funded backlog	$698	$905
Unfunded backlog	2,937	3,147
Total	$3,635	$4,052
The decrease in backlog as of June 30, 2019 was primarily due to revenue outpacing orders during the six months ended June 30, 2019. As of June 30, 2019, the Company had a significantly higher amount of contracts under protest as compared to December 31, 2018.
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

Results of Operations

Consolidated Three Months Ended June 30, 2019 compared to the Three Months Ended June 30, 2018
The following tables set forth our unaudited consolidated results of operations, both in dollars and as a percentage of revenue, for the three months ended June 30, 2019 and June 30, 2018.

	Three Months Ended
(Amounts in thousands)	June 30, 2019		June 30, 2018
Revenue	$487,823	100.0%	$550,361	100.0%
Cost of services	(428,927)	(87.9)	(476,598)	(86.6)
Selling, general and administrative expenses	(25,952)	(5.3)	(24,670)	(4.5)
Depreciation and amortization expense	(5,879)	(1.2)	(5,974)	(1.1)
Earnings from equity method investees	662	0.1	222	—
Operating income	27,727	5.7	43,341	7.8
Interest expense	(14,332)	(2.9)	(16,083)	(2.9)
Loss on early extinguishment of debt	(852)	(0.2)	—	—
Interest income	1,119	0.2	408	0.1
Other income, net	773	0.2	492	0.1
Income before income taxes	14,435	3.0	28,158	5.1
Provision for income taxes	(9,131)	(1.9)	(3,140)	(0.6)
Net income	5,304	1.1	25,018	4.5
Noncontrolling interests	(151)	—	(209)	—
Net income attributable to Delta Tucker Holdings, Inc.	$5,153	1.1	$24,809	4.5
Revenue — Revenue for the three months ended June 30, 2019 was $487.8 million, a decrease of $62.5 million, or 11.4%, compared to $550.4 million for the three months ended June 30, 2018. The decrease was primarily due to the completion of the Bureau for International Narcotics and Law Enforcement Affairs, Office of Aviation ("INL Air Wing") extension and the wind down of the T-6 Contractor Operated and Maintained Base Supply ("T-6 COMBS") Bridge contract, partially offset by increased scope on the Air Force Contractor Augmentation Program ("AFCAP") and the CLS Transport contract. See further discussion of our revenue results in the "Results by Segment" section below.
Cost of services — Cost of services are comprised of direct labor, direct material, overhead, subcontractors, travel, supplies and other miscellaneous costs. Cost of services for the three months ended June 30, 2019 was $428.9 million, a decrease of $47.7 million, or 10.0%, compared to the three months ended June 30, 2018. The decrease in Cost of services was driven by the decrease in revenue, as discussed above. As a percentage of revenue, Cost of services increased to 87.9% for the three months ended June 30, 2019 compared to 86.6% for the three months ended June 30, 2018. See further discussion of the impact of program margins in the "Results by Segment" section below.
Selling, general and administrative expenses ("SG&A") — SG&A primarily relates to functions such as management, legal, financial accounting, contracts and administration, human resources, management information systems, purchasing, and business development. SG&A increased by $1.3 million, or 5.2%, to $26.0 million during the three months ended June 30, 2019 compared to the three months ended June 30, 2018 primarily due to increased professional fees and legal costs. SG&A as a percentage of revenue increased to 5.3% for the three months ended June 30, 2019 compared to 4.5% for the three months ended June 30, 2018 as a result of the increase in SG&A and decrease in revenue discussed above.
Depreciation and amortization — Depreciation and amortization decreased by $0.1 million, or 1.6%, to $5.9 million during the three months ended June 30, 2019 as compared to $6.0 million for the three months ended June 30, 2018.
Earnings from equity method investees — (Loss) earnings from equity method investees include our proportionate share of the income of our equity method investees deemed to be operationally integral to our business, such as Partnership for Temporary Housing LLC (“PaTH”) and Global Linguist Solutions ("GLS").
Interest expense — Interest expense for the three months ended June 30, 2019 was $14.3 million, a decrease of $1.8 million, or 10.9%, compared to the three months ended June 30, 2018. The decrease is primarily due to the reduction in debt due to the $50.0 million voluntary principal payment on the Term Loan on October 19, 2018, the $17.8 million Excess Cash Flow principal payment on the Term Loan on March 19, 2019 and the $30.0 million voluntary principal payment on the Term Loan on June 17, 2019 partially offset by the PIK Interest on our Second Lien Notes.

Loss on early extinguishment of debt — Loss on early extinguishment of debt was $0.9 million during the three months ended June 30, 2019 due to the $30.0 million voluntary principal payment made on the Term Loan on June 17, 2019. Loss on early extinguishment of debt was zero during the six months ended June 30, 2018. The original issue discount on the Term Loan and deferred financing costs associated with the additional prepayment were expensed and recorded to Loss on early extinguishment of debt.
Interest Income — Interest income for the three months ended June 30, 2019 was $1.1 million, an increase of $0.7 million, compared to the three months ended June 30, 2018. The increase is primarily due to more favorable interest rates combined with our higher cash position during the three months ended June 30, 2019.
Other income, net — Other income, net consists primarily of sublease income, gains/losses from foreign currency, asset sales and other items. Other income, net during the three months ended June 30, 2019 was $0.8 million, an increase of $0.3 million compared to the three months ended June 30, 2018.
Provision for income taxes — Our effective tax rate consists of federal and state statutory rates, certain permanent differences and discrete items. For the three months ended June 30, 2019 and June 30, 2018, we reported a tax provision of $9.1 million and $3.1 million, respectively. The effective tax rate for the three months ended June 30, 2019 and June 30, 2018 was 63.2%, and 11.1%, respectively. The effective tax rate for the three months ended June 30, 2019 was driven primarily by increased income taxes in foreign jurisdictions and an increase to the valuation allowance as a result of additional deferred tax assets related to foreign tax credits. The effective tax rate for the three months ended June 30, 2018 was driven primarily by the increase in income before income taxes.

Consolidated Six Months Ended June 30, 2019 compared to the Six Months Ended June 30, 2018
The following tables set forth our unaudited consolidated results of operations, both in dollars and as a percentage of revenue, for the six months ended June 30, 2019 and June 30, 2018:

	Six Months Ended
(Amounts in thousands)	June 30, 2019		June 30, 2018
Revenue	$968,608	100.0%	$1,084,654	100.0%
Cost of services	(848,394)	(87.6)	(942,021)	(86.8)
Selling, general and administrative expenses	(51,674)	(5.3)	(50,029)	(4.6)
Depreciation and amortization expense	(11,733)	(1.2)	(12,031)	(1.1)
Earnings from equity method investees	662	0.1	269	—
Operating income	57,469	6.0	80,842	7.5
Interest expense	(29,016)	(3.0)	(33,071)	(3.0)
Loss on early extinguishment of debt	(1,475)	(0.2)	(239)	—
Interest income	2,154	0.2	933	—
Other income, net	1,397	0.1	1,141	0.1
Income before income taxes	30,529	3.1	49,606	4.6
Provision for income taxes	(13,372)	(1.4)	(7,884)	(0.7)
Net income	17,157	1.7	41,722	3.9
Noncontrolling interests	(395)	—	(505)	—
Net income attributable to Delta Tucker Holdings, Inc.	$16,762	1.7	$41,217	3.9
Revenue — Revenue for the six months ended June 30, 2019 was $968.6 million, a decrease of $116.0 million, or 10.7%, compared to $1,084.7 million for the six months ended June 30, 2018. The decrease was primarily due to the completion of the INL Air Wing extension and the wind down of the T-6 COMBS Bridge contract, partially offset by increased scope on the LOGCAP IV, AFCAP and CLS Transport contracts. See further discussion of our revenue results in the "Results by Segment" section below.
Cost of services — Cost of services are comprised of direct labor, direct material, overhead, subcontractors, travel, supplies and other miscellaneous costs. Cost of services for the six months ended June 30, 2019 was $848.4 million, a decrease of $93.6 million, or 9.9%, compared to the six months ended June 30, 2018. The decrease in Cost of services was driven by the decrease in revenue, as discussed above. As a percentage of revenue, Cost of services increased to 87.6% for the six months ended June 30, 2019 compared to 86.8% for the six months ended June 30, 2018. See further discussion of the impact of program margins in the "Results by Segment" section below.

Selling, general and administrative expenses ("SG&A") — SG&A primarily relates to functions such as management, legal, financial accounting, contracts and administration, human resources, management information systems, purchasing, and business development. SG&A increased by $1.6 million, or 3.3%, to $51.7 million during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018, primarily due to increased professional fees and legal costs. SG&A as a percentage of revenue increased to 5.3% for the six months ended June 30, 2019 compared to 4.6% for the six months ended June 30, 2018 as a result of the increase in SG&A and decrease in revenue discussed above.
Depreciation and amortization — Depreciation and amortization decreased by $0.3 million, or 2.5%, to $11.7 million during the six months ended June 30, 2019, as compared to $12.0 million for the six months ended June 30, 2018.
Earnings from equity method investees — Earnings from equity method investees include our proportionate share of the income of our equity method investees deemed to be operationally integral to our business, such as PaTH and GLS.
Interest expense — Interest expense for the six months ended June 30, 2019 was $29.0 million, a decrease of $4.1 million, or 12.3%, compared to the six months ended June 30, 2018. The decrease is primarily due to the reduction in debt due to the $50.0 million voluntary principal payment on the Term Loan on October 19, 2018, the $17.8 million Excess Cash Flow principal payment on the Term Loan on March 19, 2019 and the $30.0 million voluntary principal payment on the Term Loan on June 17, 2019 and a reduction in issued letters of credit partially offset by the PIK Interest on our Second Lien Notes.
Loss on early extinguishment of debt — Loss on early extinguishment of debt was $1.5 million during the six months ended June 30, 2019 due to the $17.8 million Excess Cash Flow principal payment made March 19, 2019 and the $30.0 million voluntary principal payment made on the Term Loan on June 17, 2019. Loss on early extinguishment of debt was $0.2 million during the six months ended June 30, 2018 due to the $54.9 million Excess Cash Flow principal payment made on the Term Loan on March 21, 2018. The original issue discount on the Term Loan and deferred financing costs associated with the additional prepayment were expensed and recorded to Loss on early extinguishment of debt.
Interest Income — Interest income for the six months ended June 30, 2019 was $2.2 million, an increase of $1.2 million, compared to the six months ended June 30, 2018. The increase is primarily due to more favorable interest rates combined with our higher cash position during the six months ended June 30, 2019.
Other income, net — Other income, net consists primarily of sublease income, gains/losses from foreign currency, asset sales and other items. Other income, net during the six months ended June 30, 2019 was $1.4 million, an increase of $0.3 million, or 22.4%, compared to the six months ended June 30, 2018.
Provision for income taxes — Our effective tax rate consists of federal and state statutory rates, certain permanent differences and discrete items. For the six months ended June 30, 2019 and June 30, 2018, we reported a tax provision of $13.4 million and $7.9 million, respectively. The effective tax rate for the six months ended June 30, 2019 and June 30, 2018 was 43.8%, and 15.9%, respectively. The effective tax rate for the six months ended June 30, 2019 was driven primarily by increased income taxes in foreign jurisdictions and an increase to the valuation allowance as a result of additional deferred tax assets related to foreign tax credits. The effective tax rate for the six months ended June 30, 2018 was driven primarily by the increase in income before income taxes, which impacted the valuation allowance.

Results by Segment – Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018
The following tables set forth the revenue, both in dollars and as a percentage of our consolidated revenue, operating income (loss) and operating margin for our operating segments for the three months ended June 30, 2019 and June 30, 2018. See Note 11 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion.

	Three Months Ended
	June 30, 2019		June 30, 2018
(Amounts in thousands)	Revenue	% of Total Revenue	Revenue	% of Total Revenue
DynAviation	$234,254	48.0%	$297,454	54.0%
DynLogistics	253,573	52.0	251,246	45.7
Headquarters (1)	(4)	—	1,661	0.3
Consolidated revenue	$487,823	100.0	$550,361	100.0

	Operating Income (Loss)	Profit Margin (3)	Operating Income (Loss)	Profit Margin (3)
DynAviation	$13,440	5.7%	$25,282	8.5%
DynLogistics	23,551	9.3	28,896	11.5
Headquarters (2)	(9,264)		(10,837)
Consolidated operating income	$27,727		$43,341

(1)	Represents revenue earned on shared service arrangements for general and administrative services provided to unconsolidated joint ventures and elimination of intercompany items between segments.

(2)
Headquarters operating loss primarily relates to amortization of intangible assets and other costs that are not allocated to segments and are not billable to our U.S. government customers, partially offset by equity method investee income.

(3)	Represents segment operating income as a percentage of segment revenue and does not consider Headquarters operating loss.
DynAviation
Revenue of $234.3 million decreased $63.2 million, or 21.2%, for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 primarily due to the completion of the INL Air Wing extension, the wind down of the T-6 COMBS Bridge contract and the completion of the MD530 subcontract. The decrease in revenue was partially offset by increased scope on the CLS Transport contract.
Operating income decreased to $13.4 million for the three months ended June 30, 2019 as compared to $25.3 million for the three months ended June 30, 2018. The decrease was primarily due to the completion of the INL Air Wing extension and the MD530 subcontract, and the performance of the Contractor Logistics Support: T-34, T-44, T-6 ("CLS T34/44/6") contract and the Progressive Structural Inspection and Depot Level Maintenance contract ("U.S. Coast Guard C-130") for C-130 aircraft. These decreases were partially offset by the performance of the CLS Transport contract. Operating income of $25.3 million for the three months ended June 30, 2018 was primarily due to the timing of an incentive award fee on the CLS T34/44/6 contract and more favorable terms on the T-6 COMBS contract. These increases were partially offset by decreased content on the INL Air Wing program.
DynLogistics
Revenue of $253.6 million increased $2.3 million, or 0.9%, for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 primarily due to increased scope on the AFCAP and ALiSS contracts, partially offset by the completion of certain contracts.
Operating income decreased to $23.6 million for the three months ended June 30, 2019 as compared to $28.9 million for the three months ended June 30, 2018. The decrease was primarily due to scope reductions on certain contracts and the completion of certain contracts, partially offset by productivity and margin expansion across the segment. Operating income of $28.9 million for the three months ended June 30, 2018 was primarily due to strong performance on our LOGCAP IV program, which included the award of a nine-month extension on our Afghanistan task order, and new task orders under the ALiSS contract.

Results by Segment – Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
The following tables set forth the revenue, both in dollars and as a percentage of our consolidated revenue, operating income (loss) and operating margin for our operating segments for the six months ended June 30, 2019 and June 30, 2018. See Note 11 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion.

	Six Months Ended
	June 30, 2019		June 30, 2018
(Amounts in thousands)	Revenue	% of Total Revenue	Revenue	% of Total Revenue
DynAviation	$458,625	47.3%	$614,686	56.7%
DynLogistics	510,092	52.7	468,770	43.2
Headquarters (1)	(109)	—	1,198	0.1
Consolidated revenue	$968,608	100.0	$1,084,654	100.0

	Operating Income (Loss)	Profit Margin (3)	Operating Income (Loss)	Profit Margin (3)
DynAviation	$23,248	5.1%	$51,216	8.3%
DynLogistics	50,650	9.9	48,202	10.3
Headquarters (2)	(16,429)		(18,576)
Consolidated operating income	$57,469		$80,842

(1)	Represents revenue earned on shared service arrangements for general and administrative services provided to unconsolidated joint ventures and elimination of intercompany items between segments.

(2)
Headquarters operating loss primarily relates to amortization of intangible assets and other costs that are not allocated to segments and are not billable to our U.S. government customers, partially offset by equity method investee income.

(3)	Represents segment operating income as a percentage of segment revenue and does not consider Headquarters operating loss.
DynAviation
Revenue of $458.6 million decreased $156.1 million, or 25.4%, for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily due to the completion of the INL Air Wing extension, the wind down of the T-6 COMBS Bridge contract and the completion of the MD530 subcontract. The decrease in revenue was partially offset by increased scope on the CLS Transport contract.
Operating income decreased to $23.2 million for the six months ended June 30, 2019, as compared to $51.2 million for the six months ended June 30, 2018. The decrease was primarily due to the completion of the INL Air Wing extension and the MD530 subcontract and the performance of the CLS T34/44/6 and U.S. Coast Guard C-130 contracts. These decreases were partially offset by the performance of the CLS Transport contract. Operating income of $51.2 million for the six months ended June 30, 2018 was primarily due to more favorable terms on the T-6 COMBS contract and productivity on our CLS T34/44/6 contract. These increases were partially offset by decreased content on the INL Air Wing program.
DynLogistics
Revenue of $510.1 million increased $41.3 million, or 8.8%, for the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily due to increased scope on the LOGCAP IV, AFCAP and ALiSS contracts, partially offset by the completion of or reduced scope on certain contracts.
Operating income increased to $50.7 million for the six months ended June 30, 2019, as compared to $48.2 million for the six months ended June 30, 2018. The increase was primarily due to higher volume as described above, the completion of certain contracts, and productivity and margin expansion across several contracts. Operating income of $48.2 million for the six months ended June 30, 2018 was primarily due to higher volume on our LOGCAP IV program and ALiSS contract and the performance on the G4 Worldwide Logistics Support contract.

Liquidity and Capital Resources
Cash generated by operations and borrowings available under our 2016 Senior Credit Facility are our primary sources of short-term liquidity. See Note 8 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion of our 2016 Senior Credit Facility.
As of June 30, 2019, we had $195.6 million of cash and cash equivalents. Restricted cash includes certain amounts of cash which were deposited as cash collateral in connection with our issued letters of credit. Upon the maturity of the Revolver on July 7, 2019, the letters of credit previously issued under the credit agreement governing the 2016 Senior Credit Facility have continued to remain outstanding and are cash collateralized for the benefit of the letter of credit issuer.
We have no debt retirements scheduled in the upcoming twelve-month period other than the Excess Cash Flow principal payment which might be required (see discussion of Excess Cash Flow annual requirement below). As of June 30, 2019, the $452.1 million carrying value of total debt consists of our Term Loan of $29.5 million which matures on July 7, 2020; our 11.875% senior secured second lien notes of $387.6 million which matures on November 30, 2020; and our Cerberus 3L notes of $35.0 million which matures on June 15, 2026. Our class B revolving facility (the "Revolver") also matured on July 7, 2019. We believe our current cash flow from operations and ability to refinance any indebtedness with upcoming maturities will be sufficient to cover our operating and capital needs for the next twelve months. The Company is currently considering a refinancing of its existing capital structure with a new $70 million senior secured revolving credit facility maturing in 2024 and a new $360 million senior secured term loan facility maturing in 2025. There can be no assurances that any such refinancing will be completed. See further discussion regarding our refinancing efforts in Note 14 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Significant changes, such as a future government shutdown, further cuts mandated by sequestration or any other limitations in collections, significant future losses on any of our contracts or the inability to refinance or obtain a new revolving facility, could materially impact liquidity and our ability to fund our working capital needs. Failure to meet covenant obligations prior to its scheduled maturity could result in an earlier elimination of access to our 2016 Senior Credit Facility or other remedies by our Agent, such as the acceleration of our debt, which would materially affect our future expansion strategies and our ability to meet our operational obligations. See further discussion of our covenants in the Financing section below.
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
The credit agreement governing the 2016 Senior Credit Facility contains an annual requirement to submit a portion of our Excess Cash Flow as additional principal payments. Based on our annual financial results for the year ended December 31, 2018, after taking account of the voluntary principal payment of $50.0 million on October 19, 2018, we were required to make an additional principal payment of $17.8 million under the Excess Cash Flow requirement by March 26, 2019, which we paid on March 19, 2019. In addition to these payments, we made a $30.0 million voluntary principal payment on the Term Loan on June 17, 2019.
Management believes Days Sales Outstanding ("DSO") is an appropriate way to measure our billing and collections effectiveness. DSO measures the efficiency in collecting our receivables as of the period end date and is calculated based on average daily revenue for the most recent quarter and accounts receivable and contract assets, net of contract liabilities and customer liabilities, as of the balance sheet date. DSO was 44 and 49 days as of June 30, 2019 and December 31, 2018, respectively, as we continued to focus on managing our customer payment cycles and due to the impact of an advanced payment from a customer during the quarter ended June 30, 2019. We expect cash to continue to be impacted by operational working capital needs, potential acquisitions and interest and principal payments on our indebtedness.

Cash Flow Analysis

	Six Months Ended
(Amounts in thousands)	June 30, 2019	June 30, 2018
Net cash provided by operating activities	$60,650	$105,762
Net cash (used in) provided by investing activities	(542)	207
Net cash used in financing activities	(47,968)	(55,366)
Cash Flows
Cash provided by operating activities during the six months ended June 30, 2019 was $60.7 million compared to $105.8 million during the six months ended June 30, 2018. Cash provided by operating activities during the six months ended June 30, 2019 was primarily due to our net income and changes in working capital, driven by a reduction in accounts receivable resulting from our continued efficiency in collecting our receivables and the receipt of a customer advance in the second quarter of calendar year 2019, partially offset by an increase to prepaid expenses due to the timing of payments. Cash provided by operating activities during the six months ended June 30, 2018 was primarily due to our net income and changes in working capital, driven by a reduction in accounts receivable and prepaid expenses as well as an increase in accrued expenses and contract liabilities.
Cash used in investing activities during the six months ended June 30, 2019 was $0.5 million compared to cash provided by investing activities of $0.2 million during the six months ended June 30, 2018. Cash used in investing activities during the six months ended June 30, 2019 was primarily due to purchases of capital assets and contributions to GLS, partially offset by returns of capital from Babcock DynCorp Limited ("Babcock") and GLS. Cash provided by investing activities during the six months ended June 30, 2018 was primarily due by returns of capital from Babcock and GLS, partially offset by purchases of capital assets.
Cash used in financing activities during the six months ended June 30, 2019 was $48.0 million compared to $55.4 million during the six months ended June 30, 2018. Cash used in financing activities during the six months ended June 30, 2019 was primarily the result of our Excess Cash Flow and voluntary principal payments. Cash used in financing activities during the six months ended June 30, 2018 was primarily the result of our Excess Cash Flow payment.

Financing
On April 30, 2016, we entered into Amendment No. 5 ("Amendment No. 5") to the 2010 Senior Credit Facility which provided for a new senior secured credit facility (the "2016 Senior Credit Facility") upon the satisfaction of certain conditions. On June 15, 2016, we satisfied the conditions set forth in Amendment No. 5 and the 2016 Senior Credit Facility became effective. The 2016 Senior Credit Facility is secured by substantially all of our assets and guaranteed by substantially all of our subsidiaries.
As of June 30, 2019, the 2016 Senior Credit Facility provided for the following:

•	a $29.5 million Term Loan;

•	a $85.8 million Revolver; and

•
up to $15.0 million in incremental revolving facilities provided by and at the discretion of certain non-debt fund affiliates that are controlled by Cerberus (as defined herein), which shall rank pari passu with, and be on the same terms as, the Revolver.

As of June 30, 2019 and December 31, 2018, the available borrowing capacity under the 2016 Senior Credit Facility was approximately $66.5 million and included $19.3 million in issued letters of credit. As of June 30, 2019 and December 31, 2018 there were no amounts borrowed under the Revolver. Amounts borrowed under the Revolver were used to fund operations. The Revolver matured on July 7, 2019 and the Term Loan matures on July 7, 2020. Upon the maturity of the Revolver, the letters of credit previously issued under the credit agreement governing the 2016 Senior Credit Facility have continued to remain outstanding and are cash collateralized for the benefit of the letter of credit issuer. See Note 8 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion.
We incur quarterly interest payments on the Term Loan for borrowings thereunder. In addition, prior to the maturity of the Revolver, we incurred quarterly interest payments on the Revolver comprised of (i) interest for borrowings thereunder, (ii) letter of credit commitments and (iii) unused commitment fees. See Note 8 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information related to the 2016 Senior Credit Facility.
The Company is currently considering a refinancing of its existing capital structure with a new $70 million senior secured revolving credit facility maturing in calendar year 2024 and a new $360 million senior secured term loan facility maturing in calendar year 2025. See Note 14 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion.

As of June 30, 2019, the carrying amount of our Second Lien Notes was $387.6 million. Interest on the Second Lien Notes accrues at the rate of 11.875% per annum, comprised of 10.375% per annum in cash and 1.500% per annum payable in kind ("PIK," and such interest "PIK Interest"). The cash portion of the interest on the Second Lien Notes is payable in cash and the PIK Interest on the Second Lien Notes is payable in kind, each semi-annually in arrears on January 1 and July 1, commencing on July 1, 2016.
On July 24, 2019, the Company issued a conditional notice of optional full redemption to holders of the Second Lien Notes. All of the $390.5 million outstanding principal amount of the Second Lien Notes will be redeemed. The Total Redemption Price will be 100% of the principal amount (including any increased principal amount of Second Lien Notes resulting from PIK Interest), plus accrued and unpaid cash interest together with an amount of cash equal to all accrued and unpaid PIK Interest, to but excluding the Redemption Date of August 23, 2019 (unless delayed as set forth below). The redemption of the Second Lien Notes is conditioned on the Company’s receipt of net cash proceeds from the proposed entry into a new senior secured term loan facility at a time and date before 10:00 a.m. on the Redemption Date that are sufficient, together with cash on hand, to pay the Total Redemption Price. The redemption of the Second Lien Notes may be delayed until such time as the condition is satisfied or may be rescinded if the condition is not satisfied by the Redemption Date. There can be no assurances that the redemption will be completed.
See Note 8 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information related to the Second Lien Notes.
The weighted-average interest rate as of June 30, 2019 for our debt, excluding the Cerberus 3L Notes, was 11.6%, excluding the impact of deferred financing fees. There were no interest rate hedges in place during the three and six months ended June 30, 2019.
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
Debt Covenants and Other Matters
The 2016 Senior Credit Facility contains a number of financial, as well as non-financial, affirmative and negative covenants that we believe are usual and customary. Among other things, the 2016 Senior Credit Facility requires us to maintain a maximum total leverage ratio and a minimum interest coverage ratio. The total leverage ratio is the ratio of Consolidated Total Debt, as defined in Amendment No. 5 (which definition excludes debt under the Cerberus 3L Notes), less unrestricted cash and cash equivalents (up to $75.0 million) to Consolidated EBITDA, as defined in Amendment No. 5, for the applicable period. The maximum total leverage ratio was 4.75 to 1.0 for the period ended June 30, 2019. The interest coverage ratio is the ratio of Consolidated EBITDA to Consolidated Interest Expense, as defined in Amendment No. 5 (which provides that interest expense with respect to the Cerberus 3L Notes is excluded). The minimum interest coverage ratio was 1.70 to 1.0 for the period ended June 30, 2019.
The 2016 Senior Credit Facility requires, solely for the benefit of the lenders under the Revolver, for us to maintain minimum liquidity (based on availability of revolving credit commitments plus unrestricted cash and cash equivalents) as of the end of each fiscal quarter ending after December 31, 2017 of not less than $50 million. The credit agreement governing the 2016 Senior Credit Facility also contains customary representations and warranties and events of default.
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
We closely evaluate our expected ability to remain in compliance with our financial maintenance covenants. As of June 30, 2019 and December 31, 2018, we were in compliance with our financial maintenance covenants under the 2016 Senior Credit Facility. We expect, based on current projections and estimates, to be in compliance with our covenants in the 2016 Senior Credit Facility (including our financial maintenance covenants), and the covenants in the Second Lien Notes and the Cerberus 3L notes, further discussed below, for the next twelve months.

Non-GAAP Measures
We define EBITDA as Generally Accepted Accounting Principles ("GAAP") net income attributable to Delta Tucker Holdings, Inc. adjusted for interest expense, taxes and depreciation and amortization. Adjusted EBITDA is calculated by adjusting EBITDA for the items described in the table below. We use EBITDA and Adjusted EBITDA as supplemental measures in the evaluation of our business and believe that EBITDA and Adjusted EBITDA provide a meaningful measure of operational performance on a consolidated basis because they eliminate the effects of period to period changes in taxes, costs associated with capital investments and interest expense and are consistent with one of the measures we use to evaluate management’s performance for incentive compensation. In addition, Adjusted EBITDA as presented in the table below corresponds to the definition of Consolidated EBITDA used in the 2016 Senior Credit Facility and/or the definition of EBITDA used in the Indenture governing the Second Lien Notes to test the permissibility of certain types of transactions, including debt incurrence. Neither EBITDA nor Adjusted EBITDA is a financial measure calculated in accordance with GAAP. Accordingly, they should not be considered in isolation or as substitutes for net income attributable to Delta Tucker Holdings, Inc. or other financial measures prepared in accordance with GAAP.
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

The following table provides a reconciliation of net income attributable to Delta Tucker Holdings, Inc. and EBITDA and Adjusted EBITDA for the periods included below:

Delta Tucker Holdings, Inc. Unaudited Adjusted EBITDA

	Three Months Ended		Six Months Ended
(Amounts in thousands)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net income attributable to Delta Tucker Holdings, Inc.	$5,153	$24,809	$16,762	$41,217
Provision for income taxes	9,131	3,140	13,372	7,884
Interest expense, net of interest income	13,213	15,675	26,862	32,138
Depreciation and amortization (1)	6,796	6,901	13,582	13,721
EBITDA	34,293	50,525	70,578	94,960
Certain income/expense or gain/loss adjustments per our credit agreements (2)	3,401	(270)	5,897	2,710
Employee share based compensation, severance, relocation and retention expense (3)	47	(725)	130	(352)
Cerberus fees (4)	67	55	87	86
Other (5)	298	(708)	706	(1,342)
Adjusted EBITDA	$38,106	$48,877	$77,398	$96,062

(1)	Includes certain depreciation and amortization amounts which are classified as Cost of services in our unaudited condensed consolidated statements of operations.

(2)	Includes certain unusual income and expense items, as defined in the Indenture and 2016 Senior Credit Facility.

(3)	Includes post-employment benefit expense related to severance in accordance with ASC 712 - Compensation, relocation expenses, retention expense and share based compensation expense.

(4)	Includes Cerberus Operations and Advisory Company expenses, net of recovery.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There has been no significant change in our exposure to market risk during the three months ended June 30, 2019, except as described below. For discussion of our exposure to market risk, refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
Interest Rate Risk

We have interest rate risk primarily related to changes in interest rates on our variable rate debt. We manage our exposure to movements in interest rates through the use of a combination of fixed and variable rate debt.
As of June 30, 2019, we had 93.5% of our debt at a fixed rate and 6.5% at a variable rate. As of December 31, 2018, we had 84.4% of our debt at a fixed rate and 15.6% at a variable rate. Our Second Lien Notes, which had an aggregate principal amount of $387.6 million and $384.7 million, respectively, outstanding as of June 30, 2019 and December 31, 2018 and Cerberus 3L Notes, which had an aggregate principal amount of $35.0 million and $34.1 million, respectively, outstanding as of June 30, 2019 and December 31, 2018, represent our fixed rate debt.
Our Term Loan and Revolver represent our variable rate debt. As of June 30, 2019 and December 31, 2018, the balance of our Term Loan was $29.5 million and $77.3 million, respectively, and we had no borrowings under the Revolver. The Term Loan bears interest, based on our option, equal to either the Eurocurrency Rate or the Base Rate as described below, in each case, plus an applicable rate of (i) 6.00% in the case of Eurocurrency Rate loans and (ii) 5.00% in the case of Base Rate loans. The Revolver bears interest, based on our option, equal to either a Eurocurrency Rate or a Base Rate as described below plus (i) a range of 4.50% to 5.00% based on the First Lien Secured Leverage Ratio in the case of Base Rate loans and (ii) a range of 5.50% to 6.00% based on the First Lien Secured Leverage Ratio in the case of Eurocurrency Rate loans. The Eurocurrency Rate is the rate per annum equal to the London Interbank Offered Rate ("LIBOR") as published on the applicable Bloomberg screen page (or other commercially available source provisions quotations of LIBOR as designated by the Agent from time to time) two London Banking Days prior to the commencement of such interest period. The variable Eurocurrency Rate has as floor of 1.75%. The variable Base Rate is equal to the higher of (a) the Federal Funds Rate plus one half of one percent and (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America, N.A. as its prime rate; provided that in no event shall the Base Rate be less than 1.00% plus the Eurocurrency Rate applicable to one-month interest periods on the date of determination of the Base Rate. The variable Base Rate has a floor of 2.75%. The Term Loan interest rate of 8.39% at June 30, 2019 was made up of a 6.00% applicable rate plus a Eurocurrency Rate of 2.39% and the Term Loan interest rate of 8.47% at December 31, 2018 was made up of a 6.00% applicable rate plus a Eurocurrency Rate of 2.47%. Under the 2016 Senior Credit Facility, based on the principal amount outstanding under the Term Loan as of June 30, 2019 and no outstanding Revolver borrowings, each 25 basis point increase in LIBOR over 1.75% would result in $0.1 million in additional interest expense annually. See Note 8 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

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

Date:	August 14, 2019	DELTA TUCKER HOLDINGS, INC.

/s/ William T. Kansky
William T. Kansky
Senior Vice President and Chief Financial Officer